Form 10-Q
period 1998-06-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 1998-08-14
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



     COMMISSION                 REGISTRANT AND STATE OF INCORPORATION                   IRS EMPLOYER
      FILE NO.                       ADDRESS AND TELEPHONE NUMBER                    IDENTIFICATION NO.
      --------                       ----------------------------                    ------------------
     333-47647                    American States Water Company                         95-4676679
                                   (A California Corporation)
                                  630 East Foothill Boulevard
                                San Dimas, California 91773-9016
                                         909-394-3600

     000-01121                  Southern California Water Company                       95-1243678
                                   (A California Corporation)
                                  630 East Foothill Boulevard
                                San Dimas, California 91773-9016
                                        909-394-3600





Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  American States Water Company Yes [x] No [ ]
                Southern California Water Company Yes [x] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           As of August 12, 1998, the number of shares outstanding of American States Water Company Common Shares, No Par Value was 8,957,671:

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART I   FINANCIAL INFORMATION

Item 1:   Financial Statements                                                         1

         Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997     2 - 3
         Consolidated Statements of Income for the Three Months Ended
              June 30, 1998 and June 30, 1997                                          4
         Consolidated Statements of Income for the Six Months Ended
              June 30, 1998 and June 30, 1997                                          5
         Consolidated Statements of Income for the Twelve Months Ended
              June 30, 1998 and June 30, 1997                                          6
         Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 1998 and June 30, 1997                                          7
         Notes to Financial Statements                                             8 - 9
Item 2:    Management's Discussion and Analysis of Financial Condition
              and Results of Operation                                           10 - 19
PART II  OTHER INFORMATION
Item 1:  Legal Proceedings                                                       19 - 21
Item 2:  Changes in Securities                                                        21
Item 3:  Defaults Upon Senior Securities                                              21
Item 4:  Submission of Matters to a Vote of Security Holders                     21 - 23
Item 5:  Other Information                                                            23
Item 6:  Exhibits and Reports on Form 8-K                                             24
         Signature                                                                    25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

     General

          The basic financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

          Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair statement of results for the interim period have been made.

          It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the latest Annual Report on Form 10-K of Southern California Water Company.

     Filing Format

          This quarterly report on Form 10-Q is a combined report being filed separately by two different Registrants: American States Water Company ("AWR") and Southern California Water Company ("SCW"). For more information, please see
Note 1 to the Notes to Financial Statements and the heading entitled General in
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation. References in this report to "Registrant" are to AWR and SCW, collectively unless otherwise specified. SCW makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than SCW.

                       SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                 JUNE 30,           DECEMBER 31,
                                                                   1998                1997
                                                                 ---------           ---------
                                                                (Unaudited)
UTILITY PLANT, at cost                                                  (in thousands)

Water ................................................           $ 455,915           $ 446,605
Electric .........................................                  34,190              34,137
                                                                 ---------           ---------
                                                                   490,105             480,742
Less - Accumulated depreciation ..................                (131,927)           (125,020)
                                                                 ---------           ---------
                                                                   358,178             355,722
Construction work in progress ....................                  39,391              27,901
                                                                 ---------           ---------
                                                                   397,569             383,623
                                                                 ---------           ---------

OTHER PROPERTY AND INVESTMENTS ...................                   1,335               1,355
                                                                 ---------           ---------

CURRENT ASSETS

     Cash and cash equivalents ...................                   1,471               4,186
     Accounts receivable -
       Customers, less reserves of $466
        in 1998 and $269 in 1997 .................                   7,684               8,544
       Other .....................................                   3,901               3,614
     Unbilled revenue ............................                   9,314               9,106
     Materials and supplies, at average cost .....                   1,287               1,299
     Supply cost balancing accounts ..............                   5,527               4,286
     Prepayments and other .......................                   4,741               7,676
     Accumulated deferred income taxes - net .....                   4,351               5,783
                                                                 ---------           ---------
                                                                    38,276              44,494
                                                                 ---------           ---------

DEFERRED CHARGES
     Regulatory tax-related assets ...............                  21,744              22,337
     Other deferred charges ......................                   5,695               5,265
                                                                 ---------           ---------
                                                                    27,439              27,602
                                                                 ---------           ---------

                                                                 $ 464,619           $ 457,074
                                                                 =========           =========



   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                   JUNE 30,         DECEMBER 31,
                                                     1998             1997
                                                   --------          --------
                                                  (Unaudited)

                                                         (in thousands)

CAPITALIZATION
  Common shareholders' equity ..............       $149,974          $151,053
  Preferred shares .........................          1,600             1,600
  Preferred shares subject to mandatory
    redemption requirements ................            440               440
  Long-term debt ...........................        130,772           115,286
                                                   --------          --------
                                                    282,786           268,379
                                                   --------          --------


CURRENT LIABILITIES
  Notes payable to banks ...................         18,000            26,000
  Long-term debt and preferred shares
    due within one year ....................            231               231
  Accounts payable .........................         11,996            11,770
  Taxes payable ............................          5,883             9,115
  Accrued payable ..........................          1,805             1,868
  Other accrued liabilities ................          7,569             7,196
                                                   --------          --------
                                                     45,484            56,180
                                                   --------          --------


OTHER CREDITS
  Advances for construction ................         54,258            55,574
  Contributions in aid of construction .....         32,441            28,467
  Accumulated deferred income taxes - net ..         44,054            42,984
  Unamortized investment tax credits .......          3,201             3,246
  Regulatory tax-related liability .........          1,928             1,950
  Other ....................................            467               294
                                                   --------          --------
                                                    136,349           132,515
                                                   --------          --------
                                                   $464,619          $457,074
                                                   ========          ========



   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                 JUNE 30,
                                                       ---------------------------
                                                         1998               1997
                                                       --------           --------
                                                          (in thousands, except
                                                            per share amounts)
OPERATING REVENUES
    Water ...................................          $ 32,148           $ 36,895
    Electric ................................             2,853              2,448
                                                       --------           --------

                                                         35,001             39,343
                                                       --------           --------
OPERATING EXPENSES
    Water purchased .........................             8,157              9,758
    Power purchased for pumping .............             1,318              1,724
    Power purchased for resale ..............             1,057                902
    Groundwater production assessment .......             2,128              2,457
    Supply cost balancing accounts ..........              (921)             2,123
    Other operating expenses ................             3,765              3,324
    Administrative and general expenses .....             5,383              5,463
    Depreciation ............................             2,975              2,751
    Maintenance .............................             1,826              1,730
    Taxes on income .........................             2,275              2,198
    Other taxes .............................             1,452              1,540
                                                       --------           --------

                                                         29,415             33,970
                                                       --------           --------

    Operating income ........................             5,586              5,373
OTHER INCOME ................................               (12)               216
                                                       --------           --------

    Income before interest charges ..........             5,574              5,589
INTEREST CHARGES ............................             2,807              2,508
                                                       --------           --------

NET INCOME ..................................             2,767              3,081
DIVIDENDS ON PREFERRED SHARES ...............               (23)               (23)
                                                       --------           --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..          $  2,744           $  3,058
                                                       ========           ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             8,958              8,958
                                                       ========           ========

Basic Earnings Per Common Share .............          $   0.31           $   0.34
                                                       ========           ========

Dividends Declared Per Common Share .........          $  0.315           $  0.310
                                                       ========           ========


    The accompanying notes are an integral part of these financial statements

                       SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ---------------------------
                                                         1998               1997
                                                       --------           --------
                                                          (in thousands, except
                                                            per share amounts)
OPERATING REVENUES
    Water ...................................          $ 58,314           $ 65,482
    Electric ................................             6,642              6,067
                                                       --------           --------

                                                         64,956             71,549
                                                       --------           --------
OPERATING EXPENSES
    Water purchased .........................            13,425             17,597
    Power purchased for pumping .............             2,624              3,006
    Power purchased for resale ..............             2,444              2,294
    Groundwater production assessment .......             3,608              3,582
    Supply cost balancing accounts ..........            (1,237)             2,681
    Other operating expenses ................             7,026              6,802
    Administrative and general expenses .....            10,746             10,780
    Depreciation ............................             5,949              5,478
    Maintenance .............................             3,662              3,797
    Taxes on income .........................             3,744              3,303
    Other taxes .............................             2,997              3,118
                                                       --------           --------

                                                         54,988             62,438
                                                       --------           --------

    Operating income ........................             9,968              9,111
OTHER INCOME ................................               131                260
                                                       --------           --------

    Income before interest charges ..........            10,099              9,371
INTEREST CHARGES ............................             5,489              4,978
                                                       --------           --------

NET INCOME ..................................             4,610              4,393
DIVIDENDS ON PREFERRED SHARES ...............               (46)               (46)
                                                       --------           --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..          $  4,564           $  4,347
                                                       ========           ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             8,958              8,956
                                                       ========           ========

Basic Earnings Per Common Share .............          $   0.51           $   0.49
                                                       ========           ========

Dividends Declared Per Common Share .........          $  0.630           $  0.620
                                                       ========           ========



   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



                                                           TWELVE MONTHS ENDED
                                                                 JUNE 30,
                                                       -----------------------------
                                                          1998                1997
                                                       ---------           ---------
                                                           (in thousands, except
                                                             per share amounts)
OPERATING REVENUES
    Water ...................................          $ 133,819           $ 140,975
    Electric ................................             13,342              11,813
                                                       ---------           ---------

                                                         147,161             152,788
                                                       ---------           ---------
OPERATING EXPENSES
    Water purchased .........................             34,146              38,835
    Power purchased for pumping .............              7,171               7,471
    Power purchased for resale ..............              5,337               5,464
    Groundwater production assessment .......              6,874               6,642
    Supply cost balancing accounts ..........             (1,105)              3,119
    Other operating expenses ................             13,298              13,907
    Administrative and general expenses .....             22,104              21,553
    Depreciation ............................             11,423              10,529
    Maintenance .............................              7,165               8,398
    Taxes on income .........................             10,271               9,045
    Other taxes .............................              6,162               6,480
                                                       ---------           ---------

                                                         122,846             131,443
                                                       ---------           ---------

    Operating income ........................             24,315              21,345
                                                                           ---------
                                                                           ---------

 OTHER INCOME ...............................                629                 541
                                                       ---------           ---------

    Income before interest charges ..........             24,944              21,886
INTEREST  CHARGES ...........................             10,667              10,305
                                                       ---------           ---------

NET INCOME ..................................             14,277              11,581
DIVIDENDS ON PREFERRED SHARES ...............                (92)                (93)
                                                       ---------           ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..          $  14,185           $  11,488
                                                       =========           =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              8,958               8,445
                                                       =========           =========

Basic Earnings Per Common Share .............          $    1.58           $    1.36
                                                       =========           =========

Dividends Declared Per Common Share .........          $   1.255           $   1.235
                                                       =========           =========



   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                1998               1997
                                                              --------           --------
                                                                    (in thousands)
CASH FLOWS FROM Operating Activities:
   Net income ......................................          $  4,610           $  4,393
  Adjustments for non-cash items:
  Depreciation and amortization ....................             6,324              5,671
    Deferred income taxes and
      investment tax credits .......................             3,028                577
    Other - net ....................................             1,314               (798)
  Changes in assets and liabilities:
    Accounts receivable ............................               859             (2,412)
    Prepayments ....................................             2,935              2,457
    Supply cost balancing accounts .................            (1,241)             2,091
    Accounts payable ...............................               230             (1,008)
    Taxes payable ..................................            (3,232)               713
    Unbilled revenue ...............................              (207)             2,119
    Other ..........................................                32                499
                                                              --------           --------
      Net Cash Provided ............................            14,652             14,302
                                                              --------           --------

Financing Activities:
  Issuance of securities ...........................            14,999              5,370
  Receipt of advances and contributions ............             1,844                619
  Repayments of long-term debt and
    redemption of preferred shares .................               486                (59)
  Refunds on  advances .............................            (1,871)            (2,393)
  Net change in notes payable to banks .............            (8,000)            (2,000)
  Common and preferred dividends paid ..............            (5,688)            (5,605)
                                                              --------           --------
       Net Cash Provided/(Used) ....................             1,770             (4,068)
                                                              --------           --------

Investing Activities:
 Construction expenditures .........................           (19,137)           (13,448)
                                                              --------           --------
       Net Cash Used ...............................           (19,137)           (13,448)
                                                              --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents            (2,715)            (3,214)

Cash and Cash Equivalents, Beginning of period .....             4,186              3,783
                                                              --------           --------

Cash and Cash Equivalents, End of period ...........          $  1,471           $    569
                                                              ========           ========



   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Shareholders of Southern California Water Company ("SCW") approved the formation of a holding company arrangement on April 28, 1998. Effective at 12:01 a.m. on July 1, 1998, American States Water Company ("AWR"), which was a wholly-owned subsidiary of SCW, become the parent company of SCW. As of the effective date, holders of SCW preferred and common shares become holders of AWR preferred and common shares and the stock certificates representing SCW preferred and common shares now represent AWR preferred and common shares. It is anticipated that certain non-regulated transactions, presently included in "other income" on SCW's and AWR's consolidated balance sheets and income statement will be transferred to AWR during the third quarter of 1998. Future reports will present separate balance sheets and income statements for AWR and SCW. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively. For the balance sheets at June 30, 1998 and December 31, 1997 and, for all periods then ended, all of the financial statements are for SCW only.

2. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 28 through 32 of the 1997 Annual Report to Shareholders of SCW under the caption "Notes to Financial Statements."

3. Basic earnings per common share are calculated pursuant to SFAS No. 128 - Earnings per Share - and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Registrant has no dilutive securities outstanding and, accordingly, diluted earnings per share is not shown.

4. In November, 1996, SCW filed an application with the California Public Utilities Commission (CPUC) seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project (SWP). SCW's current investment in SWP is approximately $1.8 million and is included in utility plant. In April 1998, SCW filed an amended application with the CPUC requesting recovery of costs associated with SWP from future customers. Registrant is currently unable to predict if the CPUC will authorize recovery through rates of all or any costs associated with its participation in SWP. See the section entitled "Rates and Regulation" for more information.

5. SCW implemented increased water rates in three of its rate-making districts on January 1, 1998. SCW filed applications with the CPUC to increase water rates applicable in six rate-making districts in March 1998 in addition to seeking recovery of costs associated with its general office functions from all customer service areas. See the section entitled "Rates and Regulation" for more information.

6. As permitted by the CPUC, SCW maintains water and electric supply cost balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Recoverability or refund of such over/under collections are recorded in income when received from customers and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

          American States Water Company ("AWR") was formed in 1998 and incorporated in the State of California as the result of approval by shareholders of Southern California Water Company ("SCW") to form a holding company. AWR is a holding company which operates through its subsidiaries and has no material assets other that the stock of SCW. Effective at 12:01 a.m. on July 1, 1998, AWR became the parent company of SCW. Because the effective date of this transaction is outside of the period covered by the interim report on Form 10-Q, the financial statements included herein represent the consolidated financial statements of Registrant. AWR's principal subsidiary, SCW, is a public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). SCW also distributes electricity in one community (SIC No. 4911). SCW is regulated by the California Public Utilities Commission ("CPUC") and was incorporated on December 31, 1929 under the laws of the State of California.

          SCW is organized into three regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. As of June 30, 1998, about 73% of SCW's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold by SCW to customers in its Bear Valley Electric customer service area was purchased under an energy brokerage contract with ENOVA Energy Management, Inc.

          Registrant served 242,052 water customers and 20,661 electric customers at June 30, 1998, or a total of 262,713 customers compared with 261,378 total customers at June 30, 1997. Registrant had 462 employees as of June 30, 1998 compared to 471 employees at June 30, 1997.

RESULTS OF OPERATION

          Basic earnings per common share for the three months ended June 30, 1998 decreased by 8.8% to $0.31 per share as compared to $0.34 per share for the comparable period last year principally as a result of reduced revenues resulting from the mild weather. For the six months ended June 30, 1998, basic earnings per share increased by 4.1% to $0.51 as compared to $0.49 for the six months ended June 30, 1997. Basic earnings for the twelve months ended June 30, 1998 increased by 16.2% to $1.58 per share as compared to $1.36 per share for the twelve months ended June 30, 1997.

          As compared to last year, water sales volumes for the three, six and twelve months ended June 30, 1998 decreased by 22.6%, 21.4% and 10.2% as compared to last year due primarily to the extremely wet weather conditions throughout the State of California. In Southern California alone, average precipitation is more than twice the normal amount. Water operating revenues for the three, six and twelve months ended June 30, 1998 decreased by 12.9%, 10.9% and 5.1%, respectively, from the same time periods ended June 30, 1997 due principally to the decrease in water volumes sold as well as a decrease in rates authorized to collect previously under-recovered supply costs. Registrant anticipates that under-recovered supply costs will be collected in rates approved by the CPUC pursuant to SCW's pending general rate case applications. However, Registrant can give no assurance that the CPUC will authorize all or any of the requested rate increase. SCW implemented new rates in three of its customers service areas in January 1998. See the section entitled "Rates and Regulation" for more information.

          Kilowatt-hour sales of electricity increased by 18.2%, 3.4% and 3.2% for the three, six and twelve months ended June 30, 1998, respectively, as compared to the same periods last year and, as a result of the increased sales and new rates effective January 1, 1998, electric operating revenues for the same periods increased by 16.5%, 9.5% and 12.9%, respectively, from last year.

          Purchased water costs are 16.4%, 23.7%, and 12.1% lower, respectively, for the three, six and twelve months ended June 30, 1998 as compared to the same periods last year reflecting decreased amounts of purchased water in SCW's resource mix. The comparison for the periods ended June 30, 1998 to prior periods ended June 30, 1997 are each affected equally by refunds received by SCW from the Metropolitan Water District ("MWD") which totaled approximately $1.984 million in the aggregate

          Costs of power purchased for pumping decreased by 23.5%, 12.7% and 4.0%, respectively, for the three, six and twelve months ended June 30, 1998 as compared to the same periods ended June 30, 1997 due to decreased pumped water volumes in SCW's resource mix.

          Costs of power purchased for resale increased by 17.2% and 6.5% for the three and six months ended June 30, 1998, respectively, as compared to the same periods ended June 30, 1998. The increased costs are the result generally of increased kilowatt-hour sales. For the twelve months ended June 30, 1998, costs of power purchased for resale decreased by 2.3% due to lower energy prices resulting, in part, from deregulation of the electric energy market in California.

          Groundwater production assessments are 13.4% lower for the three months ended June 30, 1998 as compared to the period ended June 30, 1997 due principally to the reduced volumes of pumped water in SCW's resource mix. For the six and twelve months ended June 30, 1998 as compared to the comparable periods last year, groundwater production assessments increased by 0.7% and 3.5%. These periods are each affected by the increased amount of pumped water in SCW's resource mix, relative to amounts in the related prior periods.

          A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. The negative entries for the three, six and twelve months ended June 30, 1998 result from expiration in January 1998 of a surcharge designed to recover previously under-collected purchased water supply costs, supply costs for power purchased for pumping and groundwater production assessments. Registrant anticipates that previously under-collected supply costs will be recovered as part of new rates effective in January 1999. Please see the section entitled "Rates and Regulation" for more information. The balancing account mechanism insulates earnings from changes in costs of purchased water, power purchased for pumping or resale and groundwater production assessments, all of which are outside the immediate control of Registrant. However, the balancing account is not designed to insulate earnings against changes in supply mix as occurred during the first and second quarters of 1997. See the section entitled "Water Supply."

          Other operating expenses increased by 13.3% and 3.3%, respectively, for the three and six months ended June 30, 1998 as compared to the same periods ended June 30, 1998 due chiefly to an increase in the percentage of labor being charged to this category. For the twelve months ended June 30, 1998, other operating expenses decreased by 4.4% as compared to the twelve month period ended June 30, 1997 as a result of increased construction work being performed during the last six months of 1997 which reduced labor amounts which would otherwise have been charged to expense versus amounts that would have been capitalized.

          Administrative and general expenses decreased by 1.5% and 0.3% for the three and six months ended June 30, 1998, respectively, as compared to the same periods ended June 30, 1997 due principally to stability in costs associated with health insurance, recovery of post-retirement medical benefits and pension and 401-k plan costs, in addition to reduction of nine employees. Administrative and general expenses increased by 2.6% for the twelve months ended June 30, 1998 as compared to the twelve months ended June 30, 1997 as a result of increased health care costs effective in January 1997.

          Depreciation expense increased by 8.1%, 8.6% and 8.5%, respectively, for the three, six and twelve months ended June 30, 1998 reflecting, among other things, the effects of recording approximately $39 million in net plant additions during 1997, depreciation on which began in January 1998.

          Taxes on income increased by approximately 3.5%, 13.4% and 13.6%, respectively, for the three, six and twelve months ended June 30, 1998 as compared to the three, six and twelve months ended June 30, 1997 primarily as a result of higher pre-tax income.

          For the three, six and twelve month periods ending June 30, 1998, other taxes decreased by 5.7%, 3.9% and 4.9%, respectively, as compared to the same time periods ending June 30, 1997 primarily due to decreased franchise fee payments resulting from lower revenues.

          Maintenance expense increased by 5.5% for the three months ended June 30, 1998 as compared to the prior period ended June 30, 1997 reflecting increased maintenance on wells, hydrants and valves. For the six and twelve months ended June 30, 1998, maintenance expense decreased by 3.6% and 14.7% as compared to the same periods ended June 30, 1997 due principally to increased meter replacement work which is capitalized as well as the wet weather conditions during the last six months which hindered maintenance activities.

          Interest expense for the three, six and twelve months ended June 30, 1998 increased by 11.9%, 10.3% and 3.5%, respectively, over the comparable 1997 time periods ended June 30 due primarily to the issuance of $15 million in additional long term debt to finance capital expenditures as well as an increase in bank borrowing during these periods.

LIQUIDITY AND CAPITAL RESOURCES

          SCW's construction program is designed to ensure its customers high quality service. SCW maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities and is aggressively scheduling meter replacements that conform with CPUC requirements. SCW's Board of Directors has approved anticipated net capital expenditures of approximately $27.1 million in 1998.

          SCW funds the majority of its operating expenses, interest payments on its debt, dividends on its outstanding common shares and makes its mandatory sinking fund payments through internal sources. However, because of the seasonal nature of its water and electric businesses, SCW utilizes its short-term borrowing capacity on occasion to finance current operating expenses. AWR funds its operating expenses and dividends on its outstanding common and preferred shares through dividend from SCW.

          SCW continues to rely on external sources, including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $37 million as of June 30, 1998. As of June 30, 1998, Registrant had a total of $18 million in borrowing outstanding under those bank lines of credit. SCW routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. SCW issued $15 million in long-term debt in March 1998 with the net proceeds used to repay a portion of then outstanding short-term bank borrowings. SCW anticipates that it will issue additional long-term debt in 1998 with the proceeds initially used to repay bank borrowing and, after that, to fund construction expenditures.

          Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

WATER SUPPLY

          For the three months ended June 30, 1998, SCW produced a total of 18,749,000 ccf of water. Of this amount, approximately 60.6% came from pumped sources and 39.3% was purchased from others, principally the MWD. The remaining amount was supplied by the Bureau of Reclamation (the "Bureau") under a no-cost contract. During the three months ended June 30, 1997, SCW produced 24,218,000 ccf of water, 55.0% of which came from pumped sources, 44.3% was purchased and the remainder was supplied by the Bureau.

          For the six months ended June 30, 1998, SCW produced 32,635,000 ccf of water, 61.9% of which came from pumped sources, 38.0% was purchased and the remaining amount was supplied by the Bureau. During the six months ended June 30, 1997, SCW produced 40,458,000 ccf of water. Of this amount, 54.7% came from pumped sources, 44.9% was purchased and the remainder was provided by the Bureau.

          During the twelve months ended June 30, 1998, SCW produced 78,581,000 ccf of water. Of this amount, approximately 56.8% of total supply came from pumped sources, 41.4% was purchased and the remaining was supplied by the Bureau. During the twelve months ended June 30, 1997, SCW produced 86,635,000 ccf of water. Of this amount, 54.1% of total supply came from pumped sources, 44.6% was purchased and the remainder came from the Bureau.

          The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. SCW has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies from these sources are anticipated to continue to remain adequate through 1998. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project in the State of Arizona. In response, MWD has taken a number of steps to construct additional storage capacity and increase available water supplies, including effecting transfers of water rights from other sources.

          Precipitation during the 1997-1998 winter period as a result of the "El Nino" weather pattern provided adequate supply to fill most of the state's reservoirs to near capacity and the outlook for water supply in 1998 is favorable. In those districts of SCW which pump groundwater, overall groundwater conditions remain at adequate levels allowing SCW to use groundwater in its resource mix and decrease its dependence on increasingly expensive purchased water. SCW believes that its water supplies from all sources are adequate to meet current year projected demands.

          Hydrologists are cautious in making any predictions about the long-term effects of the "El Nino" weather pattern, since weather patterns in the state of California are generally unpredictable and the

El Nino weather patterns do not always repeat themselves. However, to the extent the El Nino weather pattern has brought above normal precipitation, SCW's sales volumes, revenues and earnings have been negatively impacted.

ENVIRONMENTAL MATTERS

     1996 Amendments to Federal Safe Drinking Water Act

          On August 6, 1996, amendments (the "1996 SDWA amendments") to the Safe Drinking Water Act (the "SDWA") were signed into law. The 1996 SDWA revised the 1986 amendments to the SDWA with a new process for selecting and regulating contaminants. The EPA can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide "a meaningful opportunity for health risk reduction." The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The new law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current regulations, however, remain in place and are not subject to the new standard-setting provisions. The California Department of Health Services, acting on behalf of the EPA, administers the EPA's program in California.

          The 1996 SDWA amendments allow the EPA for the first time to base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The EPA must base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that involve the setting of maximum contaminant levels ("MCL's"), the EPA must use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk-reduction benefits and cost for each such MCL.

          SCW currently tests its wells and water systems for more than 90 contaminants, currently covering all contaminants listed in the SDWA, except for those from which SCW has received an exemption. Water from wells found to contain levels of contaminants above the established MCL's is either treated or blended before it is delivered to customers.

          Since the SDWA became effective, SCW has experienced increased operating costs for testing to determine the levels, if any, of the constituents in SCW's sources of supply and additional expense to lower the level of any contaminants in order to meet the MCL standards. Such costs and the costs of controlling any other contaminants may cause SCW to experience additional capital costs as well as increased operating costs.

          Registrant is currently unable to predict the ultimate impact that the 1996 SDWA amendments might have on its financial position or its results of operation. The ratemaking process provides SCW with the opportunity to recover prudently incurred capital and operating costs associated with water quality. Management believes that such incurred costs will be authorized for recovery by the CPUC.

     Proposed Enhanced Surface Water Treatment Rule

          On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule ("ESWTR") which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPA's Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA has proposed an Interim ESWTR applicable only to systems serving greater than 10,000 persons. The final Interim ESWTR is expected to be promulgated by November 1998. The final ESWTR, in any of the forms currently proposed, would apply to each of SCW's five surface water treatment plants and is expected to be promulgated by November 2000. However, because it is impossible to predict the version of the ESWTR that will be promulgated, Registrant is unable to predict what additional costs, if any, will be incurred to comply with the ESWTR.

     Regulation of Disinfection/Disinfection By-Products

          Registrant will also be subject to the new regulations concerning disinfection/disinfection by-products ("DBPs"), Stage I of which regulations are expected to become effective in November, 1998 with compliance required by 2001. Stage I will require reduction of tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. Although two of SCW's systems are impacted by this rule, SCW is presently considering modifications to its treatment in its Bay Point system in order to comply with the rule.

          The EPA must adopt Stage II rules pertaining to DBPs according to a negotiated schedule by 2000. The EPA is not allowed to use the new cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBPs but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule. The final rule is expected by 2002.

     Ground Water Disinfection Rule

          By December, 1998, the EPA is scheduled to propose regulations requiring disinfection of certain groundwater systems and provide guidance on determining which systems must provide disinfection facilities. The final rule is expected by December 1999. The EPA may utilize the cost/benefit analysis provided in the 1996 SDWA amendments to establish such regulations. It is anticipated that the regulations will apply to several of SCW's systems using groundwater supplies. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, Registrant does not believe that such regulations will impose significant compliance costs, since SCW already currently engages in disinfection of its groundwater systems.

     Regulation of Radon and Arsenic

          Registrant will be subject to new regulations regarding radon and arsenic. EPA must propose an arsenic rule by January 1, 2000 and adopt a rule one year later. Although EPA originally had 180 days after enactment of the 1996 SDWA amendments to develop a plan to study ways to reduce arsenic health risk uncertainties and was authorized to enter into cooperative agreements to carry out the study, the studies are still being conducted. Depending on the MCL eventually established for arsenic, compliance could cause Registrant to implement costly well-head treatment remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance, for blending with well sources.

          The EPA has withdrawn its proposed radon rule and has arranged for the National Academy of Sciences to conduct a risk assessment and a study of risk-reduction benefits associated with various mitigation measures. The EPA is expected to establish an MCL based on the findings of the National Academy of Sciences' risk assessment report and to set an alternative MCL based on potential mitigation measures for overall radon reduction. Although Registrant is unable to predict what the standard for radon might eventually be, Registrant itself is currently conducting studies to determine the best treatment for affected wells, which treatment could range from simple aeration to filtration through granular activated carbon.

     Voluntary Efforts to Exceed Surface Water Treatment Standards

          SCW is a voluntary member of the EPA's "Partnership for Safe Water", a national program designed to further protect the public from diseases caused by cryptosporidium and other microscopic organisms. As a volunteer in the program, SCW has committed to exceed current regulations governing surface water treatment to ensure that its surface treatment facilities are performing as efficiently as possible.

     Fluoridation of Water Supplies

          Registrant is subject to State of California Assembly Bill 733 which requires fluoridation of water supplies for public water systems serving more than 10,000 service connections. Although the bill requires affected systems to install treatment facilities only when public funds have been made available to cover capital and operating costs, the bill requires the CPUC to authorize cost recovery through rates should public funds for operation of the facilities, once installed, become unavailable in future years.

     Matters Relating to Arden-Cordova System

          In January, 1997, SCW was notified that ammonium perchlorate in amounts above the state-determined action level had been detected in three of its 27 wells serving its Arden-Cordova system. GenCorp Aerojet has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. SCW took the three wells detected with ammonium perchlorate out of service at that time. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, DOHS has established an action level of 18 ppb which required SCW to notify customers in its Arden-Cordova customer service area of detection of ammonium perchlorate in amounts in excess of this action level. In April, 1997, SCW found ammonium perchlorate in three additional wells and, at that time, removed those wells from service until it was determined that the levels were below the state-determined action level. Those wells were returned to service. SCW provided periodic monitoring of these wells to determine that levels of perchlorate are below the action level currently in effect.

          In February 1998, SCW was informed that a substance called nitrosodimethylemine ("NDMA") had been detected in amounts in excess of the EPA reference dosage for health risks in three of its wells in its Arden-Cordova system. Each of the wells has been removed from service. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corporation. GenCorp Aerojet has reimbursed SCW for all necessary and reasonable activities in the construction of a pipeline to interconnect with the City of Folsom water system to provide an alternative source(s) of water supply in SCW's Arden-Cordova customer service area as well as reimburse SCW for costs associated with the drilling and equipping of two new wells.

          SCW and GenCorp Aerojet are in negotiations on other matters related to procedures to address cleanup of the contaminated wells, costs associated with the cleanup, costs associated with increased costs of purchased water as compared to pumped sources and costs associated with developing new sources of groundwater supply. Registrant is unable to predict when the negotiations will be completed or the likely outcome of such negotiations.

     Matters Relating to Culver City System

          The compound methyl tertiary butyl ether ("MTBE") has been detected in the Charnock Basin located in the city of Santa Monica and Culver City, which lies within SCW's service area. MTBE is an oxygenate used in reformulated fuels. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, SCW removed two of its wells in the Culver City system from service in October, 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells has been found to be contaminated with MTBE. SCW is purchasing water from the MWD at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

          Several studies are under way to determine the possible sources and causes of the MTBE contamination. The federal EPA is pursuing an enforcement effort to reach a settlement with the potentially responsible parties on matters relating to the cleanup of the contamination. Registrant is unable to predict the outcome of the EPA's enforcement efforts. Two of the potentially responsible parties and SCW have executed an agreement, effective through 1998, which provides for reimbursement of SCW's legal and consulting costs related to this matter as well as on-going reimbursement from such parties for increased costs incurred by SCW in purchasing replacement water. SCW and such parties are negotiating an extension of this agreement to remain effective until the underlying groundwater contamination is remediated.

     Bear Valley Electric

          There have been no environmental matters that have materially affected or are currently materially affecting SCW's Bear Valley Electric customer service area.

RATES AND REGULATION

          SCW is subject to regulation by the CPUC as to its water and electric business and properties. The CPUC has broad powers to regulate public utilities with respect to service and facilities, rates, classifications of accounts, valuation of properties and the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service. The CPUC also has authority over the issuance of securities, the granting of certificates of convenience and necessity as to the extension of services and facilities and various other matters, including transactions with affiliates. AWR is not regulated by the CPUC.

          The 22 customer service areas of SCW are grouped into 16 water districts and one electric district for rate-making purposes. SCW's water rates vary among the 16 rate-making districts due to differences in operating conditions and costs. SCW continuously monitors operations in each of these districts so that it may file applications for rate changes, when warranted, on a district-by-district basis, in accordance with the CPUC's procedure. Under the CPUC's practices, rates may be increased by three methods: general rate increases, offsets for certain expense increases and advice letter filings related to certain plant additions.

          Rates in three of SCW's customer service areas were increased on January 1, 1998. In March 1998, SCW filed applications with the CPUC to increase water rates applicable to six other rate-making districts as well as for recovery of costs associated with SCW's general office functions from all customer service areas. CPUC Staff filed its report on SCW's applications to increase rates on July 10, 1998. Representatives of SCW and CPUC Staff have settled all issues in these applications with the exception of return on equity. Hearings before the administrative law judge assigned to the applications were concluded on August 6, 1998. SCW filed for a return on equity of 11.5% and CPUC Staff recommends a significantly lower return on equity of 8.2%. Registrant believes that future earnings and cash flow could be significantly and adversely impacted if the 8.2% return on equity is upheld by the CPUC in its final decision. Registrant is currently unable to predict the outcome of the CPUC decision on the settlement stipulation, the return on equity or if, ultimately, the CPUC will authorize all or any of the proposed increases. It is not anticipated that new rates, if approved, would be effective before January, 1999.

          Pursuant to a settlement agreement, new rates were effective in May 1996 in SCW's Bear Valley Electric customer service area that were completely offset by an increase in the amortization of an over-collection in the supply cost balancing account. The net result was no increase in revenues. An additional step increase was effective in January, 1997. In January 1998, amortization of the over-collection in the supply cost balancing account was complete and, as a result, rates increased accordingly.

          In January 1998, the CPUC authorized a memorandum account for legal expenses associated with SCW's involvement in water quality related lawsuits in its San Gabriel Valley customer service area. In March 1998, the CPUC authorized similar memorandum accounts for legal expenses in SCW's Arden-Cordova customer service area. Moreover, and partially in response to the lawsuits, the CPUC has initiated an Order Instituting Investigation ("OII") into whether its existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by water utilities, including SCW, under its jurisdiction. See the section entitled "Legal Proceedings" for more information.

          The CPUC also has two active Orders Instituting Rulemaking ("OIR") - one to provide guidelines for acquisition and mergers of water companies; the other to provide guidelines for the privatization and excess capacity as it relates to investor-owned water companies. Settlement discussions have begun in both OIR's although Registrant is unable to predict the outcome of such discussions or whether the CPUC will issue guidelines under either or both of the OIR's.

          In November 1996, SCW filed an application with the CPUC seeking recovery through rates of costs associated with its participation in the coastal aqueduct extension of the State Water Project ("SWP"). In April 1998, SCW filed an amended application with the CPUC requesting recovery of its costs associated with participation in SWP from future customers. Registrant is currently unable to predict if the CPUC will authorize recovery of all or any of the costs associated with its participation in SWP. See "Notes to Financial Statements" for more information.

WATER-RELATED OPPORTUNITIES

          AWR continues to pursue strategic opportunities related to the operation of municipally-owned water systems on both a stand-alone basis and as part of a joint venture.

YEAR 2000 COMPLIANCE

          Registrant has, since 1995, been in the process of replacing and/or upgrading as necessary its core business information and operating systems with newer technologies. Registrant is currently implementing upgrades which are 2000 compliant to certain of its business information systems, and is completing an inventory of its operating systems to ensure what measures, if any, are necessary to ensure that they are 2000 compliant. To date, there have been no significant costs associated with year 2000 compliance issues and Registrant does not believe that future costs associated with such issues will be material. Registrant is currently seeking compliance certification from external vendors and service providers. Registrant is finalizing an action plan that identifies any remaining considerations with regard to year 2000 compliance.

FORWARD-LOOKING INFORMATION

          Certain matters discussed in this Report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe Registrant's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, liquidity and capital resources, opportunities related to operations of municipally-owned water systems and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand; future climatic conditions; legislative, regulatory and other circumstances affecting anticipated revenues and costs; and abilities of other companies to remain or become year 2000 compliant.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     Water Quality-Related Litigation

          On April 24, 1997, a complaint in multiple counts seeking recovery for negligence, wrongful death, strict liability, trespass, public nuisance, private nuisance, negligence per se, strict liability for ultrahazardous activities and fraudulent concealment was filed in Los Angeles Superior Court on behalf of approximately 145 plaintiffs (the "Adler Matter"). After preliminary Demurrers and Motions to Strike, these same plaintiffs filed a First Amended Complaint on or about October 16, 1997 seeking recovery on essentially the same theories. Plaintiffs allege that SCW has provided and continues to provide them with allegedly contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal environmental superfund site, and that the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil, and surrounding air, with trichloroethylene, perchloroethene, carbon tetrachloride and other solvents. Plaintiffs further allege that SCW's actions have caused, and continue to cause, injuries to the plaintiffs. Plaintiffs seek damages, including general, special, and punitive damages, according to proof at trial, as well as attorney's fees on certain causes of action, costs of suit, and other unspecified relief.

          SCW was served with the original Complaint in the Adler matter on June 3, 1997. On July 31, 1997, SCW's Motion for a Change of Venue for this matter from Downtown Los Angeles to Pasadena, California was granted. On June 23, 1998, the judge assigned to the Adler Matter, acting on the Court's own motion, issued a stay until June 15, 1999 of all proceedings in the Adler matter pending the outcome of the CPUC's OII proceeding. As a result, Registrant anticipates that activity related to this matter will not be significant during the period in which the stay is in effect.

          SCW was served on November 3, 1997 as Doe I in the matter of Santamaria v. Suburban Water Systems which was filed in Los Angeles Superior court. The complaint alleges that SCW sold, but did not create, contaminated water to certain of the 379 individual plaintiffs claiming personal injury and property damage (the "Santamaria Matter"). In addition, there are 10 wrongful death claims. The complaint encompasses a geographical area which includes, as far as can be ascertained, little of SCW's systems. The complaint differs from the Adler matter in that the plaintiffs have also named Suburban Water Systems, Southwest Water Co., Covina Irrigating Co., California Domestic Water Company, San Gabriel Valley Water Company, and certain parties that have been named as potentially responsible parties in the superfund site in this area.

          On July 8, 1998, the judge assigned to the Santamaria Matter, acting on the Court's own motion, issued a one-year stay of all proceedings in this matter pending the outcome of the CPUC's OII proceeding.

          In January 1998 SCW was named a defendant in the matter of Nathaniel Allen, Jr., et al. V. Aerojet-General Corporation, et al which was filed in Sacramento Superior court. The complaint makes claims based on wrongful death, personal injury, property damage as a result of nuisance and trespass, medical monitoring, and diminution of property values (the "Allen Matter"). SCW and other defendants have delivered water to plaintiffs which allegedly is, or has been in the past, contaminated with a number of chemicals, including TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other, unnamed, chemicals. On February 9, 1998, defendant McDonnell Douglas Corporation removed this case to United States District Court for the Eastern District of California. A Motion for Partial Dismissal or in the Alternative to Strike and for a More Definitive Statement was also filed by McDonnell Douglas Corporation. SCW filed its Demurrers and Motion to Strike in this matter on June 5, 1998 and a hearing is scheduled for August 31, 1998.

          In April 1998 SCW was named a defendant in the matter of Daphne Adams, et al. v. Aerojet General, et al. which was filed in Sacramento Superior court (the "Adams Matter"). The complaint makes claims based on negligence, strict liability, trespass, public nuisance, private nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, violation of California business and professions code section 17200 et seq., intentional infliction of emotional distress, intentional spoilage of evidence, negligent destruction of evidence needed for prospective civil Litigation, wrongful death and medical monitoring. Plaintiffs seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, injunctive, restitutionary relief, disgorged profits and civil penalties, medical monitoring according to proof and other unspecified relief. SCW filed its Demurrers and Motion to Strike in this matter on June 5, 1998 and a hearing is scheduled for August 31, 1998.

          In light of the breadth of plaintiff's claims, the lack of factual information regarding plaintiff's claims and injuries, if any, and the fact that no discovery has yet been completed, Registrant is unable at this time to determine what, if any, potential liability it may have with respect to claims in these matters. Registrant intends to vigorously defend itself against these claims.

     Other Litigation

          Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject which are believed to be material.

     Order Instituting Investigation

          In response to these and similar actions, the CPUC in March 1998 issued an Order Instituting Investigation ("OII") directed to all Class A and B water utilities in the state of California, including SCW, into whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by those water utilities. The OII notes the constitutional and statutory jurisdiction of the CPUC and the DOHS to establish and enforce adherence to water quality standards for water delivered by utilities to their customers and, in the case of the CPUC, to establish rates which permit water utilities to furnish safe water meeting the established water quality standards at prices which are both affordable and that allow the utility to earn a reasonable return on its investment. The OII initially provides for compliance reports to be submitted by all Class A and B water utilities, including SCW, on a series of questions dealing with the safety of current drinking water standards, compliance by water utilities with such standards, appropriate remedies for failure to comply with safe drinking water standards and whether stricter or additional safe drinking water standards are required. The OII initially required all Class A and B water utilities to submit their reports by July 15, 1998 although the deadline has been extended to September 11, 1998. It is anticipated that the Water Division of the CPUC will issue its report, based on these filings by the utilities, by January 4, 1999. Although the OII leaves open the possibility of evidentiary hearings and further action by the CPUC, Registrant is currently unable to predict the outcome of this proceeding.

ITEM 2.   CHANGES IN SECURITIES

          As of June 30, 1998, earned surplus amounted to $52,643,000, none of which is restricted as to payment of cash dividends on SCW's Common Shares by any terms of SCW's debt instruments.

          As of June 30, 1998, authorized but unissued Common Shares includes 89,226 and 71,408 Common Shares reserved for issuance under AWR's Dividend Reinvestment and Common Share Purchase Program ("DRP") and Investment Incentive Program ("401-k" Plan), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by SCW and for investment purposes by participants.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The results of the election of directors as presented at the Annual Meeting of Shareholders of SCW held on April 28, 1998 are shown below; and the same persons were elected as directors of AWR by SCW, as the sole shareholder of AWR.

       NAME                         "FOR"               "AGAINST"
       ----                         -----               ---------
James L. Anderson                   94.78%                5.22%
Jean E. Auer                        94.75%                5.25%
William V. Caveney                  94.62%                5.38%
N.P. Dodge, Jr.                     94.69%                5.31%
Robert F. Kathol                    94.41%                5.59%
Lloyd E. Ross                       94.72%                5.28%
Floyd E. Wicks                      94.81%                5.19%


          At the Annual Meeting of Shareholders of SCW held on April 28, 1998, shareholders of SCW approved by a 96.28% affirmative vote of the votes present in person or represented by proxy and entitled to vote, the principal terms of an Agreement of Merger by and among AWR, SCW Acquisition Corp. and SCW, pursuant to which SCW Acquisition Corp. would merge with and into SCW, with SCW thereby becoming a wholly-owned subsidiary of AWR. CPUC approval of the merger was received on June 23, 1998 and the holding company became effective on July 1, 1998 at 12:01 a.m.. The following table lists the results of the election presented at the Annual Meeting of Shareholders of SCW on April 28, 1998:

                                                                     "BROKER
                      "FOR"         "AGAINST"       "ABSTAIN"       NON-VOTES"
                      -----         ---------       ---------       ----------
Votes                641,315         11,324          13,449          151,254
Percentage            96.28%          1.70%           2.02%             --

          At the Annual Meeting of Shareholders of SCW held on April 28, 1998, shareholders of SCW ratified certain provisions of the articles of incorporation of AWR providing for the classification of its Board of Directors for purposes of the election of AWR's directors. The Meeting of Shareholders of SCW on April 28, 1998:

                                                                     "BROKER
                      "FOR"         "AGAINST"       "ABSTAIN"       NON-VOTES"
                      -----         ---------       ---------       ----------
Votes                417,448         231,905         16,634          151,355
Percentage            62.68%         34.82%           2.50%             --


          At the Annual Meeting of Shareholders of SCW held on April 28, 1998, shareholders ratified certain provisions of the articles of incorporation of AWR providing that (a) certain business combinations involving AWR, and/or the sale of all or substantially all of AWR's assets, would require, in addition to any Board and/or shareholder approvals required under applicable law, approval either by the affirmative vote of a majority of AWR's continuing directors (as defined in AWR's Articles of Incorporation) or by the affirmative vote of at least 66 2/3% of the combined voting power of AWR's outstanding shares, voting together as a single class (other than any series of New Preferred Shares not entitled to vote thereon), and (b) certain amendments to AWR's bylaws relating to the calling of shareholders' meetings and the bringing of business thereat be approved by either a majority of AWR's Board or by the affirmative vote of at least 66 2/3% of the combined voting power of AWR's outstanding shares, voting together as a single class (other than any series of New Preferred Shares not entitled to vote thereon). The following table lists the results of the election presented at the Annual Meeting of Shareholders of SCW on April 28, 1998:

                                                                     "BROKER
                      "FOR"         "AGAINST"       "ABSTAIN"       NON-VOTES"
                      -----         ---------       ---------       ----------
Votes                403,593         244,478         17,916          151,355
Percentage            60.60%         36.71%           2.69%             --

ITEM 5.   OTHER INFORMATION

     Declaration of Dividends

          On August 3, 1998, the Board of Directors of AWR declared a regular quarterly dividend of $0.315 per common share. The dividend will be paid September 1, 1998 to shareholders of record of AWR as of the close of business on August 14, 1998. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

     New Director

          On August 3, 1998, the Board of Directors of AWR elected Anne Holloway to serve as the eighth member of its Board of Directors. Mrs. Holloway will serve as a Class I director and her initial term of office will expire at the Annual Meeting of Shareholders of AWR in April 1999. Mrs. Holloway was also elected a director of SCW

     Shareholder Proposals

          Any proposal which a shareholder intends to submit to present at Registrant's next annual meeting of shareholders, but does not intend to submit for inclusion in Registrant's proxy statement, must be received at the principal executive office of Registrant prior to February 1, 1999 in order to be considered timely under the proxy rules of the Securities and Exchange Commission. Registrant will have discretionary authority to vote on all matters properly coming before the annual meeting of shareholders that have not been timely received, unless otherwise instructed. Under Registrant's bylaws, for a proposal to be properly brought before the annual meeting of shareholders by a shareholder, all of the following requirements must be satisfied:

          (1) the shareholder must give notice to Registrant of the proposal at its principal executive office;

          (2) the shareholder must be a shareholder of record at the time of the giving of the notice;

          (3) the notice must be received by Registrant during the period of January 29, 1999 through February 12, 1999; and

          (4) the shareholder must be entitled to vote at the annual meeting of shareholders.

          Proposals submitted by a shareholder for inclusion in Registrant's proxy statement must be received at Registrant's principal executive office by November 13, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following Exhibits on Securities and Exchange Commission Form 8-K were filed during the period covered by this report and are incorporated herein by reference:

           Agreement of Merger, dated as of June 25, 1998, by and among Southern California Water Company, SCW Acquisition Corp., and American States Water Company.

           Press Release, dated June 30, 1998, of SCW announcing the formation of AWR, its new holding company.

          (b) The following Reports on Securities and Exchange Commission Form 8-K were filed during the period covered by this report:

           Changes in Control of Registrant -- relating to approval by shareholders with a majority of the voting power of the common and preferred stock of SCW to the principal terms of an Agreement of Merger, dated as of June 25, 1998 by and among Southern California Water Company, SCW Acquisition Corp., and American States Water Company. Under the Agreement of Merger, SCW became a wholly-owned subsidiary of AWR and its common and preferred shareholders became holders of all of the AWR Common and Preferred Shares, respectively.

Exhibit 27 Financial Data Schedule

                                   SIGNATURES



          Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.



                                            AMERICAN STATES WATER COMPANY
                                              and its subsidiary
                                            SOUTHERN CALIFORNIA WATER COMPANY



                                            By : s/     McClellan Harris III
                                               ---------------------------------
                                                     McClellan Harris III
                                                   Vice President - Finance,
                                                   Chief Financial Officer,
                                                    Treasurer and Secretary


                  Date:  August 14, 1998