Form 10-Q
period 1998-09-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 1998-11-03
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


COMMISSION       REGISTRANT AND STATE OF INCORPORATION          IRS EMPLOYER
 FILE NO.            ADDRESS AND TELEPHONE NUMBER            IDENTIFICATION NO.
----------      --------------------------------------       ------------------
333-47647           American States Water Company               05-4676679
                     (A California Corporation)
                     630 East Foothill Boulevard
                   San Dimas, California 91773-9016
                            909-394-3600

000-01121         Southern California Water Company             95-1243678
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of November 3, 1998, the number of Common Shares outstanding, No Par Value with Stated Value of $2.50, of American States Water Company was 8,957,671,
             all of which are listed on the New York Stock Exchange.

  As of November 3, 1998, all of the 100 outstanding Common Shares of Southern
      California Water Company are owned by American States Water Company.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-Q

                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I          FINANCIAL INFORMATION

Item 1:          Financial Statements                                                                     1

                 Consolidated Balance Sheets of American States Water Company as of
                 September 30, 1998 and December 31, 1997                                             2 - 3

                 Consolidated Statements of Income of American States Water Company for
                 the Three Months Ended September 30, 1998 and June 30, 1997                              4

                 Consolidated Statements of Income of American States Water Company for
                the Six Months Ended September 30, 1998 and June 30, 1997                                 5

                 Consolidated Statements of Income of American States Water Company for
                 the Twelve Months Ended September 30, 1998 and June 30, 1997                             6

                 Consolidated Statements of Cash Flows of American States Water Company for
                 the Nine Months Ended September 30, 1998 and June 30, 1997                               7

                 Consolidated Balance Sheets of Southern California Water Company as of
                 September 30, 1998 and December 31, 1997                                             8 - 9

                 Consolidated Statements of Income of Southern California Water Company for
                 the Three Months Ended September 30, 1998 and June 30, 1997                             10

                 Consolidated Statements of Income of Southern California Water Company for
                the Six Months Ended September 30, 1998 and June 30, 1997                                11

                 Consolidated Statements of Income of Southern California Water Company for
                 the Twelve Months Ended September 30, 1998 and June 30, 1997                            12

                 Consolidated Statements of Cash Flows of Southern California Water Company for
                 the Nine Months Ended September 30, 1998 and June 30, 1997                              13

                Notes to Financial Statements                                                            14

Item 2:         Management's Discussion and Analysis of Financial Condition
                   and Results of Operation                                                         15 - 25

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-Q

                                INDEX - CONTINUED


PART II         OTHER INFORMATION

Item 1:         Legal Proceedings                                                                   25 - 27

Item 2:         Changes in Securities                                                               27 - 28

Item 3:         Defaults Upon Senior Securities                                                          28

Item 4:         Submission of Matters to a Vote of Security Holders                                      28

Item 5:         Other Information                                                                        28

Item 6:         Exhibits and Reports on Form 8-K                                                    28 - 29

                Signatures                                                                               30

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

           General

                    The basic financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

                    Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although Registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair statement of results for the interim period have been made.

                    It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the latest Annual Report on Form 10-K of Southern California Water Company.

            Filing Format

                    This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: American States Water Company (hereinafter "AWR") and Southern California Water Company (hereinafter "SCW"). For more information, please see Note 1 to the Notes to Financial Statements and the heading entitled General in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation. References in this report to "Registrant" are to AWR and SCW, collectively unless otherwise specified. SCW makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than SCW.

                         AMERICAN STATES WATER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                         SEPT. 30,             DECEMBER 31,
                                                                                            1998                   1997
                                                                                      -----------------      ------------------
                                                                                        (Unaudited)
                                                                                                   (in thousands)
UTILITY PLANT, at cost

Water...........................................................................              $466,789                $446,605

Electric........................................................................                34,380                  34,137
                                                                                      -----------------      ------------------

                                                                                               501,169                 480,742
Less - Accumulated depreciation.................................................              (135,980)               (125,020)
                                                                                      -----------------      ------------------

                                                                                               365,189                 355,722
Construction work in progress...................................................                40,559                  27,901
                                                                                      -----------------      ------------------

                                                                                               405,748                 383,623
                                                                                      -----------------      ------------------

OTHER PROPERTY AND INVESTMENTS..................................................                 1,602                   1,355
                                                                                      -----------------      ------------------

CURRENT ASSETS
  Cash and cash equivalents.....................................................                   284                   4,186
  Accounts receivable -
    Customers, less reserves of $320
      in 1998 and $466 in 1997..................................................                10,248                   8,544

  Other.........................................................................                 5,304                   3,614
Unbilled revenue................................................................                11,838                   9,106
Materials and supplies, at average cost.........................................                 1,257                   1,299
Supply cost balancing accounts..................................................                 5,384                   4,286
Prepayments and other...........................................................                 4,266                   7,676
Accumulated deferred income taxes - net.........................................                 5,072                   5,783
                                                                                      -----------------      ------------------

                                                                                                43,653                  44,494
                                                                                      -----------------      ------------------

DEFERRED CHARGES
  Regulatory tax-related assets.................................................                21,469                  22,337
  Other deferred charges........................................................                 6,299                   5,265
                                                                                      -----------------      ------------------
                                                                                                27,768                  27,602
                                                                                      -----------------      ------------------

                                                                                              $478,771                $457,074
                                                                                      =================      ==================



The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                         SEPT. 30,                DECEMBER 31,
                                                                                            1998                      1997
                                                                                       ---------------          -----------------
                                                                                        (Unaudited)
                                                                                                    (in thousands)
CAPITALIZATION
  Common shareholders' equity...................................................             $153,504                   $151,053
  Preferred shares..............................................................                1,600                      1,600
  Preferred shares subject to mandatory
    redemption requirements.....................................................                  440                        440
  Long-term debt................................................................              130,803                    115,286
                                                                                       ---------------          -----------------

                                                                                              286,347                    268,379
                                                                                       ---------------          -----------------


CURRENT LIABILITIES
  Notes payable to banks........................................................               19,000                     26,000
  Long-term debt and preferred shares
    due within one year.........................................................                  255                        231
  Accounts payable..............................................................               11,623                     11,770
  Taxes payable.................................................................               10,173                      9,115
  Accrued interest..............................................................                2,680                      1,868
  Other accrued liabilities.....................................................                7,653                      7,196
                                                                                       ---------------          -----------------

                                                                                               51,384                     56,180
                                                                                       ---------------          -----------------


OTHER CREDITS
  Advances for construction.....................................................               54,278                     55,574
  Contributions in aid of construction..........................................               36,153                     28,467
  Accumulated deferred income taxes - net.......................................               44,953                     42,984
  Unamortized investment tax credits............................................                3,179                      3,246
  Regulatory tax-related liability..............................................                1,917                      1,950
  Other.........................................................................                  560                        294
                                                                                       ---------------          -----------------

                                                                                              141,040                    132,515
                                                                                       ---------------          -----------------

                                                                                             $478,771                   $457,074
                                                                                       ===============          =================



The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                        ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                      SEPT. 30,
                                                                                          ---------------------------------------
                                                                                              1998                      1997
                                                                                          --------------             ------------
                                                                                                 (in thousands, except
                                                                                                   per share amounts)
OPERATING REVENUES
  Water.........................................................................                $43,813                  $42,494
  Electric......................................................................                  3,189                    3,206
                                                                                          --------------             ------------

                                                                                                 47,002                   45,700
                                                                                          --------------             ------------
OPERATING EXPENSES
  Water purchased...............................................................                 11,104                   13,300
  Power purchased for pumping...................................................                  2,280                    2,446
  Power purchased for resale....................................................                  1,320                    1,357
  Groundwater production assessment.............................................                  1,934                    1,800
  Supply cost balancing accounts................................................                    182                      160
  Other operating expenses......................................................                  3,840                    2,896
  Administrative and general expenses...........................................                  5,151                    5,458
  Depreciation..................................................................                  3,639                    2,739
  Maintenance...................................................................                  1,770                    1,651
  Taxes on income...............................................................                  4,740                    3,912
  Other taxes...................................................................                  1,610                    1,596
                                                                                          --------------             ------------

                                                                                                 37,570                   37,315
                                                                                          --------------             ------------

  Operating income..............................................................                  9,432                    8,385
OTHER INCOME/(LOSS).............................................................                  (209)                       197
                                                                                          --------------             ------------

  Income before interest charges................................................                  9,223                    8,582
INTEREST CHARGES................................................................                  2,849                    2,538
                                                                                          --------------             ------------

NET INCOME......................................................................                  6,374                    6,044
DIVIDENDS ON PREFERRED SHARES...................................................                    (23)                     (23)
                                                                                          --------------             ------------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS......................................                 $6,351                   $6,021
                                                                                          ==============             ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...................................                  8,958                    8,958
                                                                                          ==============             ============

Basic Earnings Per Common Share.................................................                  $0.71                    $0.67
                                                                                          ==============             ============

Dividends Declared Per Common Share.............................................                 $0.315                   $0.310
                                                                                          ==============             ============


The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                         SEPT. 30,
                                                                                          ---------------------------------------
                                                                                              1998                      1997
                                                                                          --------------             ------------
                                                                                                 (in thousands, except
                                                                                                   per share amounts)
OPERATING REVENUES
  Water.........................................................................               $102,127                 $107,976
  Electric......................................................................                  9,831                    9,273
                                                                                          --------------             ------------

                                                                                                111,958                  117,249
                                                                                          --------------             ------------
OPERATING EXPENSES
  Water purchased...............................................................                 24,529                   30,897
  Power purchased for pumping...................................................                  4,904                    5,452
  Power purchased for resale....................................................                  3,764                    3,651
  Groundwater production assessment.............................................                  5,542                    5,382
  Supply cost balancing accounts................................................                (1,055)                   2,841
  Other operating expenses......................................................                 10,866                    9,698
  Administrative and general expenses...........................................                 15,897                   16,238
  Depreciation..................................................................                  9,588                    8,217
  Maintenance...................................................................                  5,432                    5,448
  Taxes on income...............................................................                  8,484                    7,215
  Other taxes...................................................................                  4,607                    4,714
                                                                                          --------------             ------------

                                                                                                 92,558                   99,753
                                                                                          --------------             ------------

  Operating income..............................................................                 19,400                   17,496
  OTHER INCOME/(LOSS)...........................................................                   (78)                       457
                                                                                          --------------             ------------

  Income before interest charges................................................                 19,322                   17,953
INTEREST CHARGES................................................................                  8,338                    7,516
                                                                                          --------------             ------------

NET INCOME......................................................................                 10,984                   10,437
DIVIDENDS ON PREFERRED SHARES...................................................                    (68)                     (69)
                                                                                          --------------             ------------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS......................................                $10,916                  $10,368
                                                                                          ==============             ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...................................                  8,958                    8,957
                                                                                          ==============             ============

Basic Earnings Per Common Share.................................................                 $1.220                   $1.160
                                                                                          ==============             ============

Dividends Declared Per Common Share.............................................                 $0.945                   $0.930
                                                                                          ==============             ============

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                        ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                               TWELVE MONTHS ENDED
                                                                                                    SEPT. 30,
                                                                                         -----------------------------------
                                                                                             1998                  1997
                                                                                         -------------          ------------
                                                                                               (in thousands, except
                                                                                                 per share amounts)
OPERATING REVENUES
  Water.........................................................................             $135,138              $141,108
  Electric......................................................................               13,325                12,163
                                                                                         -------------          ------------

                                                                                              148,463               153,271
                                                                                         -------------          ------------
OPERATING EXPENSES
  Water purchased...............................................................               31,949                39,966
  Power purchased for pumping...................................................                7,006                 7,632
  Power purchased for resale....................................................                5,302                 5,525
  Groundwater production assessment.............................................                7,007                 6,796
  Supply cost balancing accounts................................................               (1,083)                2,289
  Other operating expenses......................................................               14,218                13,018
  Administrative and general expenses...........................................               21,819                22,191
  Depreciation..................................................................               12,323                10,743
  Maintenance...................................................................                7,286                 8,226
  Taxes on income...............................................................               11,098                 8,728
  Other taxes...................................................................                6,175                 6,363
                                                                                         -------------          ------------

                                                                                              123,100               131,477
                                                                                         -------------          ------------

  Operating income..............................................................               25,363                21,794
                                                                                                                ------------
                                                                                         -------------

OTHER INCOME....................................................................                  223                   675
                                                                                         -------------          ------------

  Income before interest charges................................................               25,586                22,469
INTEREST CHARGES................................................................               10,979                10,220
                                                                                         -------------          ------------

NET INCOME......................................................................               14,607                12,249
DIVIDENDS ON PREFERRED SHARES...................................................                  (91)                  (92)
                                                                                         -------------          ------------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS......................................              $14,516               $12,157
                                                                                         =============          ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...................................                8,958                 8,720
                                                                                         =============          ============

Basic Earnings Per Common Share.................................................                $1.62                 $1.39
                                                                                         =============          ============

Dividends Declared Per Common Share.............................................               $1.260                $1.240
                                                                                         =============          ============

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                               SEPT. 30,
                                                                                  -------------------------------------
                                                                                        1998                   1997
                                                                                  ------------------      -------------
                                                                                               (in thousands)
CASH FLOWS FROM -
  Operating Activities:
    Net income..................................................................          $10,985             $10,437
    Adjustments for non-cash items:
    Depreciation and
    Depreciation and amortization...............................................            9,926               8,535
      Deferred income taxes and
        investment tax credits..................................................            3,447                 800
      Other - net...............................................................            3,408                (881)
    Changes in assets and liabilities:
      Accounts receivable.......................................................           (1,958)             (2,857)
      Prepayments...............................................................            3,410                 (73)
      Supply cost balancing accounts............................................           (1,098)              2,025
      Accounts payable..........................................................              109              (1,882)
      Taxes payable.............................................................            1,058               5,375
      Unbilled revenue..........................................................           (2,731)                758
      Accrued interest..........................................................              812                 635
      Other.....................................................................           (1,188)               (387)
                                                                                  ----------------      ----------------
        Net Cash Provided.......................................................           26,180              22,485
                                                                                  ----------------      ----------------







Investing Activities:
  Construction expenditures.....................................................          (30,386)            (23,385)
                                                                                  ----------------       ---------------
    Net Cash Used...............................................................          (30,386)            (23,385)
                                                                                  ----------------       ---------------

  Financing Activities:
    Issuance of securities......................................................           15,000               7,637
    Receipt of advances and
    Receipt of advances and contributions.......................................            2,831                 826
    Repayments of long-term debt and
      redemption of preferred shares............................................              541                (132)
    Refunds on advances.........................................................           (2,536)             (2,928)
    Net change in notes payable to banks........................................           (7,000)              3,000
    Common and preferred dividends paid.........................................           (8,533)             (8,405)
                                                                                  ----------------       ---------------
         Net Cash Provided/(Used)...............................................              304                  (2)
                                                                                  ----------------       ---------------

  Net Increase (Decrease) in Cash and Cash Equivalents..........................           (3,902)               (902)

  Cash and Cash Equivalents, Beginning of period................................            4,186               3,783
                                                                                  ----------------      ----------------

  Cash and Cash Equivalents, End of period......................................             $284              $2,881
                                                                                  ================      ================

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                         SEPT. 30,             DECEMBER 31,
                                                                                            1998                   1997
                                                                                      -----------------      ------------------
                                                                                        (Unaudited)
                                                                                                   (in thousands)
UTILITY PLANT, at cost

  Water.........................................................................              $466,789                $446,605
  Electric......................................................................                34,380                  34,137
                                                                                      -----------------      ------------------

                                                                                               501,169                 480,742
  Less - Accumulated depreciation...............................................              (135,980)               (125,020)
                                                                                      -----------------      ------------------

                                                                                               365,189                 355,722
  Construction work in progress.................................................                40,559                  27,901
                                                                                      -----------------      ------------------

                                                                                               405,748                 383,623
                                                                                      -----------------      ------------------

OTHER PROPERTY AND INVESTMENTS..................................................                   763                   1,355
                                                                                      -----------------      ------------------

CURRENT ASSETS
  Cash and cash equivalents.....................................................                    76                   4,186
  Accounts receivable -
    Customers, less reserves of $320
      in 1998 and $466 in 1997..................................................                10,702                   8,544
    Other.......................................................................                 5,293                   3,614
  Unbilled revenue..............................................................                11,838                   9,106
  Materials and supplies, at average cost.......................................                 1,257                   1,299
  Supply cost balancing accounts................................................                 5,384                   4,286
  Prepayments and other.........................................................                 4,266                   7,676
  Accumulated deferred income taxes - net.......................................                 5,075                   5,783
                                                                                      -----------------      ------------------

                                                                                                43,891                  44,494
                                                                                      -----------------      ------------------

DEFERRED CHARGES
  Regulatory tax-related assets.................................................                21,469                  22,337
  Other deferred charges........................................................                 6,301                   5,265
                                                                                      -----------------      ------------------
                                                                                                27,770                  27,602
                                                                                      -----------------      ------------------

                                                                                              $478,172                $457,074
                                                                                      =================      ==================


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                         SEPT. 30,                DECEMBER 31,
                                                                                            1998                      1997
                                                                                       ---------------          -----------------
                                                                                        (Unaudited)
                                                                                                    (in thousands)
CAPITALIZATION
  Common shareholders' equity...................................................             $154,546                   $151,053
  Preferred shares..............................................................                    -                      1,600
  Preferred shares subject to mandatory
    redemption requirements.....................................................                    -                        440
  Long-term debt................................................................              130,803                    115,286
                                                                                       ---------------          -----------------

                                                                                              285,349                    268,379
                                                                                       ---------------          -----------------


CURRENT LIABILITIES
  Notes payable to banks........................................................               19,000                     26,000
  Long-term debt and preferred shares
    due within one year.........................................................                  255                        231
  Accounts payable..............................................................               11,971                     11,770
  Taxes payable.................................................................               10,224                      9,115
  Accrued interest..............................................................                2,680                      1,868
  Other accrued liabilities.....................................................                7,653                      7,196
                                                                                       ---------------          -----------------

                                                                                               51,783                     56,180
                                                                                       ---------------          -----------------


OTHER CREDITS
  Advances for construction.....................................................               54,278                     55,574
  Contributions in aid of construction..........................................               36,153                     28,467
  Accumulated deferred income taxes - net.......................................               44,953                     42,984
  Unamortized investment tax credits............................................                3,179                      3,246
  Regulatory tax-related liability..............................................                1,917                      1,950
  Other.........................................................................                  560                        294
                                                                                       ---------------          -----------------

                                                                                              141,040                    132,515
                                                                                       ---------------          -----------------

                                                                                             $478,172                   $457,074
                                                                                       ===============          =================



The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                        ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                         SEPT. 30,
                                                                                          ---------------------------------------
                                                                                              1998                      1997
                                                                                          --------------             ------------
                                                                                                 (in thousands, except
                                                                                                   per share amounts)
OPERATING REVENUES
  Water.........................................................................                $43,797                  $42,494
  Electric......................................................................                  3,189                    3,206
                                                                                          --------------             ------------

                                                                                                 46,986                   45,700
                                                                                          --------------             ------------
OPERATING EXPENSES
  Water purchased...............................................................                 11,104                   13,300
  Power purchased for pumping...................................................                  2,280                    2,446
  Power purchased for resale....................................................                  1,320                    1,357
  Groundwater production assessment.............................................                  1,934                    1,800
  Supply cost balancing accounts................................................                    182                      160
  Other operating expenses......................................................                  3,835                    2,896
  Administrative and general expenses...........................................                  5,149                    5,458
  Depreciation..................................................................                  3,505                    2,739
  Maintenance...................................................................                  1,770                    1,651
  Taxes on income...............................................................                  4,787                    3,912
  Other taxes...................................................................                  1,610                    1,596
                                                                                          --------------             ------------

                                                                                                 37,476                   37,315
                                                                                          --------------             ------------

  Operating income..............................................................                  9,510                    8,385
OTHER INCOME/(LOSS).............................................................                   (104)                     197
                                                                                          --------------             ------------

  Income before interest charges................................................                  9,406                    8,582
  INTEREST CHARGES..............................................................                  2,849                    2,538
                                                                                          --------------             ------------

  NET INCOME....................................................................                  6,557                    6,044
  DIVIDENDS ON PREFERRED SHARES.................................................                      -                      (23)
                                                                                          --------------             ------------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS......................................                 $6,557                   $6,021
                                                                                          ==============             ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...................................                    100                      100
                                                                                          ==============             ============

Basic Earnings Per Common Share.................................................                 $65.57                   $60.21
                                                                                          ==============             ============

Dividends Declared Per Common Share.............................................                $30,450                  $27,769
                                                                                          ==============             ============


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                                         SEPT. 30,
                                                                                          ---------------------------------------
                                                                                              1998                      1997
                                                                                          --------------             ------------
                                                                                                 (in thousands, except
                                                                                                   per share amounts)
OPERATING REVENUES
  Water.........................................................................               $102,111                 $107,976
  Electric......................................................................                  9,831                    9,273
                                                                                          --------------             ------------

                                                                                                111,942                  117,249
                                                                                          --------------             ------------
OPERATING EXPENSES
  Water purchased...............................................................                 24,529                   30,897
  Power purchased for pumping...................................................                  4,904                    5,452
  Power purchased for resale....................................................                  3,764                    3,651
  Groundwater production assessment.............................................                  5,542                    5,382
  Supply cost balancing accounts................................................                (1,055)                   2,841
  Other operating expenses......................................................                 10,861                    9,698
  Administrative and general expenses...........................................                 15,897                   16,238
  Depreciation..................................................................                  9,454                    8,217
  Maintenance...................................................................                  5,432                    5,448
  Taxes on income...............................................................                  8,531                    7,215
  Other taxes...................................................................                  4,607                    4,714
                                                                                          --------------             ------------

                                                                                                 92,464                   99,753
                                                                                          --------------             ------------

  Operating income..............................................................                 19,478                   17,496
  OTHER INCOME..................................................................                     27                       457
                                                                                          --------------             ------------

  Income before interest charges................................................                 19,505                   17,953
INTEREST CHARGES................................................................                  8,338                    7,516
                                                                                          --------------             ------------

NET INCOME......................................................................                 11,167                   10,437
DIVIDENDS ON PREFERRED SHARES...................................................                    (46)                     (69)
                                                                                          --------------             ------------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS......................................                $11,121                  $10,368
                                                                                          ==============             ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...................................                    100                      100
                                                                                          ==============             ============

  Basic Earnings Per Common
Basic Earnings Per Common Share.................................................                $111.21                  $103.68
                                                                                          ==============             ============

Dividends Declared Per Common Share.............................................                $86,883                  $83,307
                                                                                          ==============             ============


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                        ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                               TWELVE MONTHS ENDED
                                                                                                    SEPT. 30,
                                                                                         -----------------------------------
                                                                                             1998                  1997
                                                                                         -------------          ------------
                                                                                               (in thousands, except
                                                                                                 per share amounts)
OPERATING REVENUES
  Water.........................................................................             $135,123              $141,108
  Electric......................................................................               13,325                12,163
                                                                                         -------------          ------------

                                                                                              148,448               153,271
                                                                                         -------------          ------------
OPERATING EXPENSES
  Water purchased...............................................................               31,949                39,966
  Power purchased for pumping...................................................                7,006                 7,632
  Power purchased for resale....................................................                5,302                 5,525
  Groundwater production assessment.............................................                7,007                 6,796
    Supply cost balancing accounts..............................................               (1,082)                2,289
  Other operating expenses......................................................               14,214                13,018
  Administrative and general expenses...........................................               21,817                22,191
  Depreciation..................................................................               12,189                10,743
  Maintenance...................................................................                7,286                 8,226
  Taxes on income...............................................................               11,145                 8,728
  Other taxes...................................................................                6,175                 6,363
                                                                                         -------------          ------------

                                                                                              123,008               131,477
                                                                                         -------------          ------------

  Operating income..............................................................               25,440                21,794
                                                                                                                ------------
                                                                                         -------------

OTHER INCOME....................................................................                  328                   675
                                                                                         -------------          ------------

  Income before interest charges................................................               25,768                22,469
INTEREST CHARGES................................................................               10,979                10,220
                                                                                         -------------          ------------

NET INCOME......................................................................               14,789                12,249
DIVIDENDS ON PREFERRED SHARES...................................................                  (69)                  (92)
                                                                                         -------------          ------------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS......................................              $14,720               $12,157
                                                                                         =============          ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...................................                  100                   100
                                                                                         =============          ============

Basic Earnings Per Common Share.................................................              $147.20               $121.57
                                                                                         =============          ============

Dividends Declared Per Common Share.............................................             $115,100              $107,754
                                                                                         =============          ============

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                                        SEPT. 30,
                                                                                           -------------------------------------
                                                                                                 1998                   1997
                                                                                           ------------------      -------------
                                                                                                        (in thousands)
CASH FLOWS FROM -
  Operating Activities:
    Net income..................................................................                   $11,167             $10,437
    Adjustments for non-cash items:
    Depreciation and amortization...............................................                     9,926               8,535
      Deferred income taxes and
        investment tax credits..................................................                     3,444                 800
    Other - net.................................................................                     5,772                (881)
  Changes in assets and liabilities:
      Accounts receivable.......................................................                    (1,906)             (2,857)
    Prepayments.................................................................                     3,410                 (73)
    Supply cost balancing accounts..............................................                    (1,098)              2,025
    Accounts payable............................................................                      (150)             (1,882)
    Taxes payable...............................................................                     1,109               5,375
    Unbilled revenue............................................................                    (2,731)                758
    Accrued interest............................................................                       812                 635
    Other.......................................................................                    (1,077)               (387)
                                                                                           ----------------      ----------------

      Net Cash Provided.........................................................                    28,678              22,485
                                                                                           ----------------      ----------------

  Investing Activities:
    Construction expenditures...................................................                   (30,851)            (23,385)
                                                                                           ----------------       ---------------

      Net Cash Used.............................................................                   (30,851)            (23,385)
                                                                                           ----------------       ---------------

  Financing Activities:
    Issuance of securities......................................................                    15,000               7,637
    Receipt of advances and contributions.......................................                     2,831                 826
    Repayments of long-term debt and
      redemption of preferred shares............................................                    (1,499)               (132)
    Refunds on advances.........................................................                    (2,536)             (2,928)
    Net change in notes payable to banks........................................                    (7,000)              3,000
    Common and preferred dividends paid.........................................                    (8,733)              8,405)
                                                                                           ----------------       ---------------

         Net Cash Provided/(Used)...............................................                   (1,937)                  (2)
                                                                                           ----------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents............................                    (4,110)               (902)

Cash and Cash Equivalents, Beginning of period..................................                     4,186               3,783
                                                                                           ----------------      ----------------

Cash and Cash Equivalents, End of period........................................                       $76              $2,881
                                                                                           ================      ================

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

  1. Shareholders of Southern California Water Company approved the formation of a holding company arrangement on April 28, 1998. Effective at 12:01 a.m. on July 1, 1998, American States Water Company ("AWR"), which was a wholly-owned subsidiary of SCW, became the parent company of SCW. As of the effective date, holders of SCW preferred and common shares became holders of AWR preferred and common shares and the stock certificates representing SCW preferred and common shares now represent AWR preferred and common shares. Certain non-regulated transactions have been transferred to AWR. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively. For the balance sheets at December 31, 1997 and, for all periods then ended, all of the financial statements are for SCW only.

  2. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 28 through 32 of the 1997 Annual Report to Shareholders of SCW under the caption "Notes to Financial Statements."

  3. Basic earnings per common share are calculated pursuant to SFAS No. 128 - Earnings per Share and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Registrant has no dilutive securities outstanding and, accordingly, diluted earnings per share is not shown.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

                  American States Water Company ("AWR") was formed in 1998 and incorporated in the State of California as the result of approval by shareholders of Southern California Water Company ("SCW") to form a holding company. AWR is a holding company which operates through its subsidiaries and has no material assets other than the stock of SCW. Effective at 12:01 a.m. on July 1, 1998, AWR became the parent company of SCW. AWR's principal subsidiary, SCW, is a public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the California Public Utilities Commission ("CPUC") and was incorporated on December 31, 1929 under the laws of the State of California.

                  SCW is organized into three regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I incorporates 7 customer service areas in northern and central California, Region II has 6 customer service areas located in Los Angeles and Orange counties; and Region III incorporates 8 water customer service areas and the Bear Valley Electric customer service area. As of June 30, 1998, about 73% of SCW's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold by SCW to customers in its Bear Valley Electric customer service area was purchased under an energy brokerage contract with ENOVA Energy Management, Inc.

                  Registrant served 242,523 water customers and 20,737 electric customers at September 30, 1998, or a total of 263,260 customers compared with 261,929 total customers at September 30, 1997. Registrant had 460 employees as of September 30, 1998 compared to 467 employees at September 30, 1997.

RESULTS OF OPERATION

                  Basic earnings per common share for the three months ended September 30, 1998 increased by 6.0% to $0.71 per share as compared to $0.67 per share for the comparable period last year. For the nine months ended September 30, 1998, basic earnings per share were $1.22 as compared to $1.16 for the nine months ended September 30, 1997, an increase of 5.2%. Basic earnings for the twelve months ended September 30, 1998 increased by 16.6% to $1.62 per share as compared to $1.39 per share for the twelve months ended September 30, 1997.

                  For the three months ended September 30, 1998, water operating revenues increased by 3.1% as compared to the three months ended September 30, 1997 despite a slight 0.8% decrease in sales volumes. In contrast, water operating revenues decreased by 5.4% and 4.2% for the nine and twelve months ended September 30, 1998 as compared to the same periods last year due principally to decreases of 12.9% and 9.7%, respectively, in water sales volumes resulting from the extremely wet weather experienced during the first two quarters of 1998. In each of the three periods, the effects of the decreased sales volumes were partially offset by rate increases effective January 1998. See the section entitled "Rates and Regulation" for more information.

                  For the three months ended September 30, 1998, kilowatt-hour sales of electricity decreased slightly by 0.7% as compared to the same period ended September 30, 1997 and, as a result, electric operating revenues for the quarter ended September 30, 1998 decreased slightly by 0.5%. For the nine months and twelve months ended September 30, 1998, kilowatt-hour sales increased by 2.2% and 3.2%, respectively, as compared to the same periods ended September 30, 1998. As a result of the increased kilowatt-hour sales volumes, electric operating revenues for the nine and twelve month periods ending September 30, 1998 increased by 6.0% and 9.6%, respectively, over the comparable periods ending September 30, 1997. The increased revenues also reflect changes in rates effective January 1998. See the section entitled "Rates and Regulation" for more information.

                  Purchased water costs decreased by 16.5%, 20.6% and 20.1% as compared to 1997, respectively, for the three, nine and twelve months ended September 30, 1998 reflecting decreased amounts of water purchased by Registrant. See the section entitled "Water Supply" for more information.

                  Costs of power purchased for pumping decreased by 6.8%, 10.1% and 8.2%, respectively, for the three, nine and twelve months ended September 30, 1998 as compared to the same periods ended September 30, 1998. Registrant expenses costs for pumping on its financial statements when statements for such costs are presented. This methodology can reflect certain timing differences between the period when water is pumped and the time when electric or gas utility bills are rendered. Timing differences such as this, however, are reflected in the balancing account entries.

                  As compared to the three months ended September 30, 1997, the costs of power purchased for resale for the period ended September 30, 1998 decreased by 2.7% due to decreased kilowatt-hour sales. For the nine months ended September 30, 1998, the cost of power purchased for resale increased by 3.1% due to increased kilowatt-hour sales. For the twelve months ended September 30, 1998, purchased power for resale expense decreased by 4.0% reflecting savings from Registrant's energy supplier.

                  Groundwater production assessments are 7.4%, 3.0% and 3.1% higher for the three, nine and twelve months ended September 30, 1998 as compared to the same periods ended September 30, 1997 due to the increased amounts of pumped ground water in Registrant's resource mix and an additional assessment associated with increased pumping in Registrant's San Dimas customer service area, which is recoverable through the balancing account.

                  A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. The negative entries for the nine and twelve months ended September 30, 1998 result from expiration in January 1998 of a surcharge designed to recover previously under-collected purchased water supply costs, supply costs for power purchased for pumping and groundwater production assessments. Registrant anticipates that previously under-collected supply costs will be recovered as part of new rates effective January 1999. See the section entitled "Rates and Regulation" for more information. The balancing account mechanism insulates earnings from changes in costs of purchased water, power purchased for pumping or resale and groundwater production assessments, all of which are outside the immediate control of Registrant. However, the balancing account mechanism is not designed to insulate earnings against changes in supply mix, as occurred during the first and second quarters of 1997. See the section entitled "Water Supply" for more information.

                  Other operating expenses increased by 32.6%, 12.0% and 9.2%, respectively, for the three, nine and twelve months ended September 30, 1998 as compared to the same periods ended September 30, 1998 due to persons charging more of their time to this category as well as to reversals associated with recovery of water quality costs through the CPUC's memorandum account mechanism which were included in last years reported results. There were no such reversals of similar magnitude for the periods ended September 30, 1998.

                  Administrative and general expenses decreased by 5.6%, 2.1% and 1.7% for the three, nine and twelve months ended September 30, 1998, respectively, as compared to the same periods ended September 30, 1997 due to stability in costs associated with health insurance, post-retirement medical benefits, pension and 401-k plan costs, in addition to a reduction of employees charging all or some of their time to this category.

                  Depreciation expense increased by 32.9%, 16.7% and 14.7%, respectively, for the three, nine and twelve months ended September 30, 1998 principally reflecting the effects of recording approximately $39 million in net plant additions during 1997, depreciation on which began in 1998. In addition, amortization of start-up and organizational costs associated with the formation of AWR affect the three, nine and twelve months ended September 30, 1998. There were no similar amortization costs in 1997.

                  Taxes on income increased by approximately 21.2%, 17.6% and 27.2%, respectively, for the three, nine and twelve months ended September 30, 1998 as compared to the same periods ended September 30, 1997 as a result of higher pre-tax income.

                  For the three months ended September 30, 1998, other taxes increased by 0.9%, attributable to an increase in franchise fee payments resulting from the 2.8% increase in water and electric revenues. For the nine and twelve months ended September 30, 1998, other taxes decreased by 2.3% and 3.0%, respectively, as compared to the same periods ending September 30, 1997 primarily due to decreased franchise fee payments resulting from lower revenues.

                  Maintenance expense decreased by 0.3% and 11.4% for the nine and twelve months ended September 30, 1998 as compared to the nine and twelve months ended September 30, 1997 reflecting the effects of the wet weather conditions experienced earlier in the year. For the three months ended September 30, 1998, maintenance expense increased by 7.2% as weather conditions allowed for planned maintenance.

                  As compared to the three, nine and twelve months ended September 30, 1997, other income decreased in each of the comparable periods ended September 30, 1998 due principally to continuing costs associated with Registrant's non-regulated joint venture. See the section entitled "Water-Related Opportunities" for more information.

                  Interest expense for the three, nine and twelve months ended September 30, 1998 increased by 12.3%, 10.9% and 7.4% over the same period last year primarily due to increased short-term bank borrowing during 1998 and the issuance, in March 1998, of $15 million in long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

                  AWR funds its operating expenses and dividends on its outstanding common and preferred shares principally through dividends from SCW. During the fourth quarter of 1998, AWR anticipates filing a Registration Statement with the Securities and Exchange Commission for issuance from time to time of securities, the proceeds of which will be utilized initially to repay bank borrowing and for investment purposes in its subsidiaries.

                  SCW's construction program is designed to ensure its customers high quality service. SCW maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW's Board of Directors has approved anticipated net capital expenditures of approximately $27.1 million in 1998 and $42.9 million for 1999.

                  SCW funds the majority of its operating expenses, interest payments on its debt, dividends on its outstanding common shares and makes its mandatory sinking fund payments through internal sources. However, because of the seasonal nature of its water and electric businesses, SCW utilizes its short-term borrowing capacity on occasion to finance current operating expenses.

                  SCW continues to rely on external sources, including short-term bank borrowing, the receipt of contributions-in-aid-of-construction and advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $37 million as of September 30, 1998. As of September 30, 1998, SCW had a total of $19 million in borrowing outstanding under those bank lines of credit. SCW routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. SCW issued $15 million in long-term debt in March 1998 with the net proceeds used to repay a portion of then outstanding short-term bank borrowings.

                  SCW anticipates that it will issue additional long-term debt in 1998. During the fourth quarter of 1998, SCW anticipates filing a Registration Statement with the Securities and Exchange Commission for issuance of up to $60 million in debt securities with the proceeds initially used to repay bank borrowing and, after that, to fund construction expenditures and refund higher cost debt instruments.

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

                  Rates in three of SCW's customer service areas were increased on January 1, 1998. In March 1998, SCW filed applications with the CPUC to increase water rates applicable to six other rate-making districts, as well as recovery of costs associated with SCW's general office functions from all customer service areas. Representatives of SCW and CPUC Staff have settled all issues in these applications with the exception of return on equity. On October 29, 1998, the Administrative Law Judge issued a proposed decision which approved the settlement stipulation in its entirety and recommended a first test year return on rate base of 9.03%. The recommended return on rate base includes a recommended 10% return on equity. Registrant is currently unable to predict the outcome of the final CPUC decision on the settlement stipulation, the return on equity or if, ultimately, the CPUC will authorize all or any of the proposed increases. It is not anticipated that new rates, if approved, would be effective before January, 1999.

                  SCW has filed an application to combine tariff schedules among the customer service areas that currently makeup SCW's Region III, into rates applicable on a regional basis. SCW anticipates that the regional tariffs will facilitate continued replacement of infrastructure while maintaining rates and revenues at acceptable levels. Registrant is currently unable to predict whether or not the CPUC will implement the regional tariffs.

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

WATER SUPPLY

                  For the three months ended September 30, 1998, SCW produced a total of 26,730,000 ccf of water. Of this amount, approximately 60% came from pumped sources and 39% was purchased from others, principally the MWD. The remaining amount was supplied by the Bureau of Reclamation (the "Bureau") under a no-cost contract. During the three months ended September 30, 1997, SCW produced 27,243,000 ccf of water, 51% of which came from pumped sources, 46% was purchased and the remainder was supplied by the Bureau.

                  For the nine months ended September 30, 1998, SCW produced 59,365,000 ccf of water, 61% of which came from pumped sources, 39% was purchased and the remaining amount was supplied by the Bureau. During the nine months ended September 30, 1997, SCW produced 67,700,000 ccf of water. Of this amount, 53% came from pumped sources, 45% was purchased and the remainder was provided by the Bureau.

                  During the twelve months ended September 30, 1998, SCW produced 78,068,000 ccf of water. Of this amount, approximately 60% of total supply came from pumped sources, 39% was purchased and the remaining was supplied by the Bureau. During the twelve months ended September 30, 1997, SCW produced 86,893,000 ccf of water. Of this amount, 53% of total supply came from pumped sources, 45% was purchased and the remainder came from the Bureau.

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

                  Precipitation during the 1997-1998 winter period as a result of the "El Nino" weather pattern provided adequate supply to fill most of the state's reservoirs to near capacity and the outlook for water supply in 1998 is favorable. In those districts of SCW which pump groundwater, overall groundwater conditions remain at adequate levels, allowing SCW to use groundwater in its resource mix and decrease its dependence on increasingly expensive purchased water. SCW believes that its water supplies from all sources are adequate to meet current year projected demands.

                  Hydrologists are cautious in making any predictions about the long-term effects of the "El Nino" weather pattern, since weather patterns in the state of California are generally unpredictable and the El Nino weather patterns do not always repeat themselves. However, to the extent the El Nino weather pattern has brought above normal precipitation during 1998, SCW's sales volumes, revenues and earnings have been negatively impacted.

BUSINESS SEGMENTS

                  AWR currently has one principal business unit: water service and electric distribution utility operations conducted through its SCW subsidiary. AWR anticipates creating a new subsidiary company, American States Utility Services, Inc., through which its non-regulated activities will be conducted. All activities of Registrant currently are geographically located within the State of California. SCW is a regulated utility which operates both water and electric systems. On a stand alone basis, AWR has no material assets other than its investments in its subsidiaries.

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

                  SCW currently tests its wells and water systems for more than 90 contaminants, currently covering all contaminants listed in the SDWA, except for those from which SCW has received an exemption. Water from wells found to contain levels of contaminants above the established MCLs is treated before it is delivered to customers.

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

The long-term ESWTR, in any of the forms currently proposed, would apply to each of SCW's five surface water treatment plants and is expected to be promulgated by November 2000. However, because it is impossible to predict the version of the ESWTR that will be promulgated, Registrant is unable to predict what additional costs, if any, will be incurred to comply with the ESWTR.

         Regulation of Disinfection/Disinfection By-Products

                  Registrant will also be subject to the new regulations concerning disinfection/disinfection by-products ("DBPs"), Stage I of which regulations is expected to become effective in November, 1998 with compliance required by 2001. Stage I will require reduction of tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. Two of SCW's systems are immediately impacted by this rule. It is anticipated that both systems will be in full compliance by the time this rule is promulgated. SCW is presently implementing modifications to the treatment process in its Bay Point system in order to comply with the rule.

                  The EPA must adopt Stage II rules pertaining to DBPs, according to a negotiated schedule by 2000. The EPA is not allowed to use the new cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBPs but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule. The final rule is expected by 2002.

         Ground Water Rule

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

         Regulation of Radon and Arsenic

                  Registrant will be subject to new regulations regarding radon and arsenic. EPA must propose an arsenic rule by January 1, 2000 and adopt a rule one year later. The EPA originally had 180 days after enactment of the 1996 SDWA amendments to develop a plan to study ways to reduce arsenic health risk uncertainties and was authorized to enter into cooperative agreements to carry out the study. The study is expected to be completed by the end of October 1998. Depending on the MCL eventually established for arsenic, compliance could cause Registrant to implement costly well-head treatment remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance, for blending with well sources.

                  The EPA has withdrawn its proposed radon rule and has arranged for the National Academy of Sciences to conduct a risk assessment and a study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences has completed its study and has agreed with much of EPA's original findings but has slightly reduced the ingestion risk initially assumed by EPA. The EPA is expected to establish an MCL based on the findings of the National Academy of Sciences' risk assessment report and to set an alternative MCL based on potential mitigation measures for overall radon reduction. Although Registrant is unable to predict what the standard for radon might eventually be, Registrant itself is currently conducting studies to determine the best treatment for affected wells.

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

         Matters Relating to Culver City System

                  The compound, methyl tertiary butyl ether ("MTBE"), has been detected in the Charnock Basin, located in the city of Santa Monica and within SCW's Culver City customer service area. MTBE is an oxygenate used in reformulated fuels. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, SCW removed two of its wells in the Culver City system from service in October, 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells has been found to be contaminated with MTBE. SCW is purchasing water from the MWD at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

                  Several studies are under way to determine the possible sources and causes of the MTBE contamination. The federal EPA is pursuing an enforcement effort to reach a settlement with the potentially responsible parties on matters relating to the cleanup of the contamination. Registrant is unable to predict the outcome of the EPA's enforcement efforts. Two of the potentially responsible parties and SCW have executed an agreement, effective through 1998, which provides for reimbursement of SCW's legal and consulting costs related to this matter as well as on-going reimbursement from such parties for increased costs incurred by SCW in purchasing replacement water. SCW and such parties are negotiating an extension of this agreement to remain effective until the underlying groundwater basin contamination is remediated.

         Bear Valley Electric

                  There have been no environmental matters that have materially affected or are currently materially affecting SCW's Bear Valley Electric customer service area. SCW has been, in conjunction with the Southern California Edison unit of Edison International, planning to upgrade transmission facilities to 115kv (the "115kv Project") in order to meet increased energy and demand requirements. The 115kv Project is subject to an environmental impact report ("EIR") and delays in approval of EIR may impact service in SCW's Bear Valley electric customer service area. SCW has, however, taken other measures to meet load growth in order mitigate delays in approval of the EIR.

WATER-RELATED OPPORTUNITIES

                  AWR continues to pursue strategic opportunities and incur expenses related thereto relative to the operation of municipally-owned water and wastewater systems on a stand-alone basis, through its subsidiaries and as part of a joint venture. AWR currently has a contract to read water meters for the City of Tustin, California and a contract to operate and maintain the water system of the City of Bell Gardens, California. The contract with the City of Bell Gardens consolidates all residents of that city under the operation of a single service provider. SCW is the service provider under both contracts.

YEAR 2000 COMPLIANCE

                  Registrant has been actively assessing its Year 2000 ("Y2K") readiness since early 1997 and has inventoried its significant computer hardware and software programs. Registrant is dependent upon its management information and customer service systems and upgrades to these systems have been a priority. Registrant has, since 1995, been in the process of replacing and/or upgrading as necessary its core business information and operating systems with newer technologies, all of which will be Y2K ready. Registrant is currently completing upgrades to certain of its business information software and hardware which are 2000 compliant and initial tests performed on such upgrades has been successful. Registrant anticipates that all major upgrades to these systems will be complete and operational prior to year-end

1998. Costs associated with the implementation and upgrade of major management information and customer service software systems, as well as upgrades to its mainframe hardware systems, has been approved by the CPUC and are recovered through rates.

                  In addition to work being done on Registrant's internal systems, Registrant has sought compliance certification from external vendors and service providers. Testing on Registrant's interface with financial and other institutions with which it does business is being conducted to ensure Y2K readiness. In order to more fully address Y2K readiness of its field equipment, major vendors and service providers, Registrant has engaged the services of a nationally-recognized business consulting firm. With this assistance, Registrant will complete its inventory of computer system and other devices with embedded technology as well as other considerations potentially not revealed in Registrant's analyses. Based on this inventory, remediation of these critical systems will be prioritized to ensure Y2K readiness. Some, less critical systems may not be fully Y2K ready, but are not anticipated to materially affect Registrant's operations.

                  Registrant is significantly dependent on third party suppliers, such as energy and telecommunication companies and wholesale water suppliers, in order to conduct its business. Registrant has initiated due diligence with certain of its major service providers to address their Y2K readiness. In the event that such suppliers might be adversely affected by Y2K, Registrant is preparing its contingency plan, which is anticipated to be completed by the first quarter of 1999.

                  To date, there have been no significant costs associated with Y2K readiness that have not been approved by the CPUC for recovery through rates. Registrant believes that future costs associated with Y2K, which are prudently incurred, will be allowed for recovery through rates.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Water Quality-Related Litigation

                  On April 24, 1997, a complaint in multiple counts seeking recovery for negligence, wrongful death, strict liability, trespass, public nuisance, private nuisance, negligence per se, strict liability for ultrahazardous activities and fraudulent concealment was filed in Los Angeles Superior Court on behalf of approximately 145 plaintiffs (the "Adler Matter"). After preliminary Demurrers and Motions to Strike, these same plaintiffs filed a First Amended Complaint on or about October 16, 1997 seeking recovery on essentially the same theories. Plaintiffs allege SCW has provided and continues to provide them with allegedly contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal environmental superfund site, and that the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil, and surrounding air, with trichloroethylene, perchloroethene, carbon tetrachloride and other solvents. Plaintiffs further allege that SCW's actions have caused, and continue to cause, injuries to the plaintiffs. Plaintiffs seek damages, including general, special, and punitive damages, according to proof at trial, as well as attorney's fees on certain causes of action, costs of suit, and other unspecified relief.

                  On June 23, 1998, the judge assigned to the Adler Matter, acting on the Court's own motion, issued a stay until June 15, 1999 of all proceedings in the Adler matter pending the outcome of the CPUC's OII proceeding. Plaintiffs in the Adler matter have filed a Writ of Mandate and hearings before the Appellate Court have been scheduled for January 1999.

                  SCW was served on November 3, 1997 as Doe I in the matter of Santamaria v. Suburban Water Systems which was filed in Los Angeles Superior court (the "Santamaria Matter"). On August 27, 1998, the judge assigned to the Santamaria Matter sustained SCW's demurrer without leave to amend and dismissed the action against SCW.

                  In January 1998 SCW was named a defendant in the matter of Nathaniel Allen, Jr., et al. V. Aerojet-General Corporation, et al which was filed in Sacramento Superior court. The complaint makes claims based on wrongful death, personal injury, property damage as a result of nuisance and trespass, medical monitoring, and diminution of property values (the "Allen Matter"). SCW and other defendants have delivered water to plaintiffs which allegedly is, or has been in the past, contaminated with a number of chemicals, including TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other, unnamed, chemicals. On February 9, 1998, defendant McDonnell Douglas Corporation removed this case to United States District Court for the Eastern District of California. A Motion for Partial Dismissal or in the Alternative to Strike and for a More Definitive Statement was also filed by McDonnell Douglas Corporation. SCW filed its Demurrers and Motion to Strike in this matter on June 5, 1998. On August 31, 1998, the judge assigned to the Allen Matter, acting on the Court's own motion, issued a stay until June 15, 1999 of all proceedings in the Allen Matter pending the outcome of the CPUC's OII proceeding. As a result, Registrant anticipates that legal activity related to this matter will not be significant during the period in which the stay is in effect.

                  In April 1998, SCW was named a defendant in the matter of Daphne Adams, et al. v. Aerojet General, et al. which was filed in Sacramento Superior court (the "Adams Matter"). The complaint makes claims based on negligence, strict liability, trespass, public nuisance, private nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, violation of California business and professions code section 17200 et seq., intentional infliction of emotional distress, intentional spoilage of evidence, negligent destruction of evidence needed for prospective civil litigation, wrongful death and medical monitoring. Plaintiffs seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, injunctive, restitutionary relief, disgorged profits and civil penalties, medical monitoring according to proof and other unspecified relief. SCW filed its Demurrers and Motion to Strike in this matter on June 5, 1998. On August 31, 1998, the judge assigned to the Adams Matter, acting on the Court's own motion, issued a stay until June 15, 1999 of all proceedings in the Adams Matter pending the outcome of the CPUC's OII proceeding. As a result,

Registrant anticipates that activity related to this matter will not be significant during the period in which the stay is in effect.

                  On July 30, 1998, a complaint in multiple counts, styled Georgianna Dominguez, et al. V. Southern California Water Company, et al., was filed in Los Angeles Superior Court seeking recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, public permanent nuisance, public continuing nuisance, private permanent nuisance, private continuing nuisance, negligence per se, absolute liability for ultrahazardous activity and fraudulent concealment on behalf of six plaintiffs (the "Dominguez Matter"). Plaintiffs seek damages, including general and special according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served with the complaint on September 21, 1998.

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

         Order Instituting Investigation

                  In response to these lawsuits and similar actions, the CPUC in March 1998 issued an Order Instituting Investigation ("OII") directed to all Class A and B water utilities in the state of California, including SCW, into whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by those water utilities. The OII notes the constitutional and statutory jurisdiction of the CPUC and the DOHS to establish and enforce adherence to water quality standards for water delivered by utilities to their customers and, in the case of the CPUC, to establish rates which permit water utilities to furnish safe water meeting the established water quality standards at prices which are both affordable and that allow the utility to earn a reasonable return on its investment. The OII initially provides for compliance reports to be submitted by all Class A and B water utilities, including SCW, on a series of questions dealing with the safety of current drinking water standards, compliance by water utilities with such standards, appropriate remedies for failure to comply with safe drinking water standards and whether stricter or additional safe drinking water standards are required. The OII initially required all Class A and B water utilities to submit their reports by July 15, 1998 although the deadline was extended to September 11, 1998. SCW has made its filing in this proceeding. It is anticipated that the Water Division of the CPUC will issue its report, based on these filings by the utilities, by January 4, 1999. Although the OII leaves open the possibility of evidentiary hearings and further action by the CPUC, Registrant is currently unable to predict the outcome of this proceeding.

ITEM 2.   CHANGES IN SECURITIES

                  As of September 30, 1998, earned surplus amounted to $56,173,000, none of which is restricted as to payment of cash dividends on SCW's Common Shares by any terms of SCW's debt instruments.

                  As of September 30, 1998, Authorized But Unissued Common Shares includes 89,226 and 71,408 Common Shares reserved for issuance under AWR's Dividend Reinvestment and Common Share Purchase Program ("DRP") and Investment Incentive Program ("401-k" Plan), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by SCW and for investment purposes by participants.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted during the third quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

                  On October 26, 1998, the Board of Directors of AWR declared a regular quarterly dividend of $0.315 per common share. The dividend will be paid December 1, 1998 to shareholders of record of AWR as of the close of business on November 9, 1998. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

                  On October 27, 1998, the Board of Directors of AWR approved formation of American States Utility Services, Incorporated ("ASUS"). ASUS will be a wholly-owned subsidiary of AWR and will conduct AWR's non-regulated activities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following Exhibits on Securities and Exchange Commission Form 8-K were filed during the period covered by this report and are incorporated herein by reference:

                  Rights Agreement, dated as of August 3, 1998, by and between American States Water Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to the Form 8-A filed with the Securities and Exchange Commission on August 20, 1998.)

                  (b) The following Reports on Securities and Exchange Commission Form 8-K were filed during the period covered by this report:

                  Distribution of Rights -- relating to approval by the Board of Directors of a distribution of one right for each outstanding common share of Registrant. The distribution is to be made of as September 22, 1998. Each Right entitles the registered holder to purchase from Registrant, initially, one one-thousandth of a share of Junior Preferred Stock at a price of $120, subject to adjustment. The complete description and terms of the Rights are set forth in a Rights Agreement between Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

                  Summary of certain risks of Registrant's businesses that may affect future financial results, including litigation, environmental regulation, rates and regulation, adequacy of water supplies, water quality, weather, unregulated activities, potential year 2000 risks, capital expenditures, economic conditions and condemnation. (Incorporated by reference to the filing made with the Securities and Exchange Commission on November 2, 1998.)

Exhibit 27 Financial Data Schedule (Submitted in electronic format only to the Securities and Exchange Commission)

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


                                         AMERICAN STATES WATER COMPANY
                                           and its subsidiary
                                         SOUTHERN CALIFORNIA WATER COMPANY




                                              By: /s/ McClellan Harris III
                                                  -----------------------------
                                                       McClellan Harris III
                                                       Vice President - Finance,
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary




                                              By: /s/  Linda J. Matlick
                                                  -----------------------------
                                                       Linda J. Matlick
                                                       Controller





Dated:  November 3, 1998