Form 10-K
period 1998-12-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 1999-03-30
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

   COMMISSION           REGISTRANT AND STATE OF INCORPORATION           IRS EMPLOYER
    FILE NO.                ADDRESS AND TELEPHONE NUMBER             IDENTIFICATION NO.
------------------  ----------------------------------------------  ---------------------
    333-47647               American States Water Company                95-4676679
                              (A California Corporation)
                             630 East Foothill Boulevard
                          San Dimas, California 91773-9016
                                    909-394-3600

    000-01121             Southern California Water Company              95-1243678
                              (A California Corporation)
                             630 East Foothill Boulevard
                          San Dimas, California 91773-9016
                                    909-394-3600


           Securities registered pursuant to Section 12(b) of the Act:



    AMERICAN STATES WATER COMPANY
  COMMON SHARES, $2.50 STATED VALUE                   NEW YORK STOCK EXCHANGE
  ---------------------------------                   -----------------------
         Title of Each Class                Name of Each Exchange On Which Registered


        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                American States Water Company     Yes [x] No [ ]
                Southern California Water Company Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the total voting stock held by non-affiliates of American States Water Company was approximately $226,836,000 on March 26, 1999. The closing price per Common Share on that date, as quoted in the Western Edition of The Wall Street Journal, was $25-5/16. Voting Preferred Shares of American States Water Company, for which there is no established market, were valued on March 26, 1999 at $1,434,000 based on a yield of 5.56%. As of March 26, 1999, the number of Common Shares of American States Water Company, $2.50 Stated Value, outstanding was 8,957,671. As of that same date, all 100 outstanding Common Shares of Southern California Water Company were owned by American States Water Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement filed with the Securities and Exchange Commission on or about March 28, 1999 as to Part III, Item Nos. 10, 11, 12 and 13, in each case as specifically referenced herein.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-K

                                      INDEX


                                                                                             Page No.
                                                                                             --------
PART I

Item 1:      Business                                                                               1
Item 2:      Properties                                                                         2 - 3
Item 3:      Legal Proceedings                                                                  3 - 6
Item 4:      Submission of Matters to a Vote of Security Holders                                    6

PART II

Item 5:      Market for Registrant's Common Equity and Related Stockholder Matters              6 - 7
Item 6:      Selected Financial Data                                                                8
Item 7:      Management's Discussion and Analysis of Financial Conditions and
             Results of Operation                                                              8 - 24
Item 7A:     Quantitative and Qualitative Disclosures About Market Risk                            25
Item 8:      Financial Statements and Supplementary Data                                      25 - 56
Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                            57

PART III

Item 10:     Directors and Executive Officers of Registrant                                        57
Item 11:     Executive Compensation                                                                57
Item 12:     Security Ownership of Certain Beneficial Owners and Management                        57
Item 13:     Certain Relationships and Related Transactions                                        57

PART IV

Item 14:     Exhibits, Financial Schedules and Reports on Form 8-K                            57 - 58
             Exhibit Index                                                                    58 - 60
             Signature(s)                                                                     61 - 62

ITEM 1.  BUSINESS

        This annual report on Form 10-K is a combined report being filed by two separate Registrants: American States Water Company (hereinafter "AWR") and Southern California Water Company (hereinafter "SCW"). References in this report to "Registrant" are to AWR and SCW, collectively, unless otherwise specified. SCW makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than SCW.

GENERAL

        AWR was incorporated in 1998 in connection with the formation of a holding company by SCW and became a public company on July 1, 1998. AWR has no material assets other than the common stock of SCW. SCW is a public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the California Public Utilities Commission ("CPUC") and was incorporated on December 31, 1929 under the laws of the State of California. AWR has another subsidiary, American States Utility Services, Inc. ("ASUS") which contracts to lease, operate and maintain governmentally owned water and wastewater systems and to provide other services to local governments to assist them in the operation and maintenance of their water and wastewater systems. Neither AWR nor ASUS are regulated by the CPUC.

        SCW is organized into three regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I incorporates 7 customer service areas in northern and central California, Region II has 6 customer service areas located in Los Angeles and Orange counties; and Region III incorporates 8 water customer service areas and the Bear Valley Electric customer service area. As of December 31, 1998, about 73% of SCW's water customers were located in the greater metropolitan areas of Los Angeles and Orange Counties. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold by SCW to customers in its Bear Valley Electric customer service area in 1998 was purchased under an energy brokerage contract with Sempra Energy Corporation.

        SCW's utility operations exhibit seasonal trends. Although SCW's water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 91% and 93% of total water revenues in 1998 and 1997, respectively.

        SCW served 242,634 water customers and 20,865 electric customers at December 31, 1998, or a total of 263,499 customers, compared with 262,279 total customers at December 31, 1997.

COMPETITION

        The business of SCW is substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies. AWR's other subsidiary, ASUS, actively competes with other investor-owned utilities and governmental entities on the basis of price and quality of service.

EMPLOYEE RELATIONS

        Registrant had 470 employees as of December 31, 1998 as compared to 467 at December 31, 1997. Seventeen positions in SCW's Bear Valley Electric customer service area are covered by a collective bargaining unit agreement, which expires in 1999, with the International Brotherhood of Electrical Workers. Forty-nine positions in SCW's Metropolitan ratemaking district are covered by a collective bargaining unit agreement, which expires in 2001, with the Utility Workers of America. Registrant has no other unionized employees.

ITEM 2 - PROPERTIES

FRANCHISES, COMPETITION, ACQUISITIONS AND CONDEMNATION OF PROPERTIES

        SCW holds all necessary franchises from the incorporated communities and the counties which it serves. SCW holds certificates of public convenience and necessity granted by the CPUC in each of the ratemaking districts it serves. SCW's certificates, franchises and similar rights are subject to alteration, suspension or repeal by the respective governmental authorities having jurisdiction.

        The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area.

ELECTRIC PROPERTIES

        SCW's electric properties are all located in the Big Bear area of San Bernardino County. As of December 31, 1998, SCW operated 28.7 miles of overhead
34.5 KV transmission lines, 0.6 miles of underground 34.5 KV transmission lines,
172.4 miles of 4.16 KV or 2.4 KV distribution lines, 39.5 miles of underground cable and 14 sub-stations. There are no generating plants in SCW's system.

OFFICE BUILDINGS

        Registrant's general offices are housed in a single-story office building located in San Dimas, California. The land and the building, which was completed and occupied in early 1990, are owned by SCW. SCW also owns and occupies certain facilities housing regional, district and customer service offices while other such facilities are housed in leased premises.

WATER PROPERTIES

        As of December 31, 1998, SCW's physical properties consisted of water transmission and distribution systems which included 2,768 miles of pipeline together with services, meters and fire hydrants and 437 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities including five surface water treatment plants.

        As of December 31, 1998, SCW owned and operated 294 active wells equipped with pumps with an aggregate capacity of approximately 180 million gallons per day. SCW has 52 connections to the water distribution facilities of the Metropolitan Water District of Southern California ("MWD") and other municipal water agencies. SCW's storage reservoirs and tanks have an aggregate capacity of approximately 95 million gallons. SCW owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of SCW for each of its water ratemaking districts:

                            Pumps                          Distribution Facilities                         Reservoirs
                       ----------------    -----------------------------------------------------       ------------------
                       Well     Booster    Mains (ft.)        Meters         Services   Hydrants       Tanks     Capacity
                       ----     -------    -----------        ------         --------   --------       -----     --------
Arden Cordova           25        17          473,391           3,389           8,337     1,175           3         4,000
Barstow                 25        37          866,308          14,404          10,765       997          13         8,025
Bay Point                1        16          139,299           5,150           3,034       300           7         4,046
Calipatria               0         8          134,879           1,133           1,664        73           1           150
Claremont               27        35          722,899          16,394          11,229     1,175          16        16,082
Clearlake                0        13          189,418           2,549             915        74           4           647
Desert                  17        22          749,165           7,408           4,562       572          14         1,477
Los Osos                10        10          195,812           3,916           1,385       154           8           834
Metro                   79        83        4,743,429         150,102         108,328     7,440          41        25,209
Ojai                     5        12          234,318           5,120           3,434       348           5         1,494
Orange                  33        37        2,176,187          59,498          40,762     4,433          18        11,903
San Dimas               11        37        1,198,326          20,571           7,901       861          16        10,149
San Gabriel             23        10          551,101          12,827          12,849       784           3         1,520
Santa Maria             29        23          956,414          21,628           7,617       767           8         2,541
Simi                     1        22          470,091          13,940           9,492       826           6         6,210
Wrightwood               8         5          216,809           5,428             670        76           7         1,546
                       ---       ---       ----------         -------         -------    ------         ---        ------
Total                  294       387       14,017,846         343,457         232,944    20,055         170        95,833


Capacity is measured in thousands of gallons

MORTGAGE AND OTHER LIENS

        As of December 31, 1998, Registrant had no mortgage debt outstanding, and its properties were free of any liens securing indebtedness.

ITEM 3 - LEGAL PROCEEDINGS

WATER QUALITY-RELATED LITIGATION

        On April 24, 1997, a complaint in multiple counts seeking recovery for negligence, wrongful death, strict liability, trespass, public nuisance, private nuisance, negligence per se, strict liability for ultrahazardous activities and fraudulent concealment was filed in Los Angeles Superior Court on behalf of approximately 145 plaintiffs (the "Adler Matter"). After preliminary Demurrers and Motions to Strike, these same plaintiffs filed a First Amended Complaint on or about October 16, 1997 seeking recovery on essentially the same theories. Plaintiffs allege SCW has provided and continues to provide them with allegedly contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal environmental superfund site, and that the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil, and surrounding air, with trichloroethylene ("TCE"), perchloroethene ("PCE"), carbon tetrachloride and other solvents. Plaintiffs further allege that SCW's actions have caused, and continue to cause, injuries to the plaintiffs. Plaintiffs seek damages, including general, special, and punitive damages, according to proof at trial, as well as attorney's fees on certain causes of action, costs of suit, and other unspecified relief.

        On June 24, 1998, the judge assigned to the Adler Matter, acting on the Court's own motion, issued a stay until June 15, 1999 of all proceedings in the Adler matter pending the outcome of the CPUC's Order Instituting Investigation ("OII") proceeding described below. Plaintiffs in the Adler matter petitioned the Second District Court of Appeal for a Writ of Mandamus to have the stay lifted. Prior to hearings before the Appellate Court, the Court advised all parties of a potential conflict of interest due to the fact that two clerical staff members of the Court were plaintiffs in one of the consolidated cases, Santamaria v. Suburban Water Systems. As a result, the Adler matter and all the consolidated cases were transferred to the First District Court of Appeal in San Francisco. The Writ of Mandamus is scheduled to be heard by the First District Appellate Court on April 19, 1999. In addition, the Appellate Court has requested argument as to why the lower courts issued a stay in the Adler matter rather than dismissing the case.

        SCW was served on November 3, 1997 as Doe 1 in the matter of Santamaria
v. Suburban Water Systems which was filed in Los Angeles Superior Court (the "Santamaria Matter"). On August 27, 1998, the judge assigned to the Santamaria Matter sustained SCW's demurrer without leave to amend and dismissed the action against SCW. Plaintiff's filed a Notice of Appeal with the Second District Court of Appeals and this matter was consolidated with the Adler and other cases. A conflict of interest arose as was mentioned previously. As a result, the Notice of Appeal was transferred to the First District Court of Appeal. The Santamaria matter was requested to be hear by the First District Appellate Court on April 19, 1999, along with the other cases. There has been no word as yet as to whether the plaintiffs will agree to have the Santamaria matter heard at the same time as Adler and the other cases since they are appealing the dismissal and not responding to Writ petitions.

        In January 1998 SCW was named a defendant in the matter of Nathaniel Allen, Jr., et al. v. Aerojet-General Corporation, et al which was filed in Sacramento Superior Court. The complaint makes claims based on wrongful death, personal injury, property damage as a result of nuisance and trespass, medical monitoring, and diminution of property values (the "Allen Matter"). Plaintiffs allege that SCW and other defendants have delivered water to plaintiffs which allegedly is, or has been in the past, contaminated with a number of chemicals, including TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other, unnamed, chemicals. SCW filed Demurrers and Motion to Strike in this matter on June 5, 1998. On August 31, 1998, the judge assigned to the Allen Matter, acting on the Court's own motion, issued a stay until June 15, 1999 of all proceedings in the Allen matter pending the outcome of the CPUC's OII proceeding. The plaintiff's petitioned the Third District Court of Appeal for a Writ of Mandamus to overrule the stay. The Court denied the petition. Plaintiff's then petitioned the California Supreme Court for relief from the Appellate Court's ruling. The California Supreme Court denied plaintiff's petition. Thus the stay in the Allen Matter remains in effect.

        In April 1998, SCW was named a defendant in the matter of Daphne Adams, et al. v. Aerojet General, et al. which was filed in Sacramento Superior Court (the "Adams Matter"). The complaint makes claims based on negligence, strict liability, trespass, public nuisance, private nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, violation of California Business and Professions Code section 17200 et seq., intentional infliction of emotional distress, intentional spoilage of evidence, negligent destruction of evidence needed for prospective civil litigation, wrongful death and medical monitoring. Plaintiff's seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, injunctive and restitutionary relief, disgorged profits and civil penalties, medical monitoring according to proof and other unspecified relief. SCW filed its Demurrers and Motion to Strike in this matter on June 5, 1998. On August 31, 1998, the judge assigned to the Adams Matter, acting on the Court's own motion, issued a stay until June 15, 1999 of all proceedings in the Adams matter pending the outcome of the CPUC's OII proceeding. The plaintiff's petitioned the Third District Court of Appeal for a Writ of Mandamus to overrule the stay. The Court denied the petition. Plaintiff's then petitioned the California Supreme Court for relief from the Appellate Court's ruling. The California Supreme Court denied plaintiff's petition. Thus the stay in the Adams Matter remains in effect.

        On July 30, 1998, a complaint in multiple counts, styled Georgianna Dominguez, et al. v. Southern California Water Company, et al., was filed in Los Angeles Superior Court seeking recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, public permanent nuisance, public continuing nuisance, private permanent nuisance, private continuing nuisance, negligence per se, absolute liability for ultrahazardous activity and fraudulent concealment on behalf of six plaintiffs

(the "Dominguez Matter"). Plaintiff's seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served with the complaint on September 21, 1998.

        By Stipulation, the Dominguez Matter has been "attached" to the Adler Matter, and the parties have agreed that the Dominguez Matter will be bound by actions taken in the Adler Matter. Parties to the Stipulation have, however reserved any rights that might be distinct in the Dominguez Matter. Thus, the Dominguez matter is presently under the same stay order as was issued in the Adler Matter.

        On October 13, 1998, a complaint in multiple counts was filed in Los Angeles Superior Court, styled Anderson, et al. v. Suburban Water Systems, et al., which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, conspiracy/fraudulent concealment, battery and unfair business practices on behalf of 180 plaintiffs (the "Anderson Matter"). Plaintiff's seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW has not yet been served in this matter.

        On December 30, 1998, SCW was named as a defendant in a complaint in multiple counts, styled Abarca, et al. v. City of Pomona, et al., filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, conspiracy/fraudulent concealment, battery and unfair business practices on behalf of 383 plaintiffs (the "Abarca Matter"). Plaintiff's seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW has not yet been served in this matter.

        SCW was served on March 19, 1999 as Doe 1 in the matter styled Celi, et al. v. San Gabriel Valley Water Company, et al., filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, public continuing nuisance, public permanent nuisance, private permanent nuisance, private continuing nuisance, negligence per se, absolute liability for ultrahazardous activity and fraudulent concealment (the "Celi Matter"). Plaintiff's seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief.

        SCW was served on March 19, 1999 as Doe 3 in the matter styled Boswell, et al. v. Suburban Water Systems, et al., filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, public continuing nuisance, public permanent nuisance, private permanent nuisance, private continuing nuisance, negligence per se, absolute liability for ultrahazardous activity and fraudulent concealment (the "Boswell Matter"). Plaintiff's seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief.

        SCW was served on March 19, 1999 as Doe 1 in the matter styled Demciuc, et al. v. Suburban Water Systems, et al., filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, public continuing nuisance, public permanent nuisance, private permanent nuisance, private continuing nuisance, negligence per se, absolute liability for ultrahazardous activity and fraudulent concealment (the "Demciuc Matter"). Plaintiff's seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief.

        SCW was served on March 19, 1999 as Doe 1 in the matter styled Criner, et al. v. San Gabriel Valley Water Company, et al., filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, public continuing nuisance, public permanent nuisance, private permanent nuisance, private continuing nuisance, negligence per se, absolute liability for ultrahazardous activity and fraudulent concealment (the "Criner Matter"). Plaintiff's seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief.

        The Celi, Boswell, Domcuic and Criner Matters will be bound by actions taken in the Adler Matter, although the parties have reserved any rights that might be distinct in these matters.

        In light of the breadth of plaintiff claims in these matters, the lack of factual information regarding plaintiff's claims and injuries, if any, and the fact that no discovery has yet been completed, SCW is unable at this time to determine what, if any, potential liability it may have with respect to these claims. Registrant intends to vigorously defend against these claims.

ORDER INSTITUTING INVESTIGATION

        In March 1998, the CPUC issued an Order Instituting Investigation (OII) to regulated water utilities in the state of California, including SCW. The purpose of the OII is to determine whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by those water utilities. The OII delineates the constitutional and statutory jurisdiction of the CPUC and the California Department of Health Services ("DOHS") in establishing and enforcing adherence to water quality standards. The CPUC's jurisdiction provides for the establishment of rates which permit water utilities to furnish safe water meeting the established water quality standards at prices which are both affordable and allow the utility to earn a reasonable return on its investment. SCW has provided its response to a series of questions dealing with the adequacy of current drinking water standards, compliance by water utilities with such standards, appropriate remedies for failure to comply with safe drinking water standards and whether increased enforcement and additional drinking water standards are necessary. SCW anticipates a final decision by the CPUC on this matter in or about June 1999. See Note 8 to the Notes to Financial Statements contained in Part II, Item 8.

OTHER LITIGATION

        Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation to which Registrant is a party or of which any of its properties is the subject which are believed to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) MARKET INFORMATION RELATING TO COMMON SHARES -

                Common shares of American States Water Company are traded on the New York Stock Exchange under the symbol "AWR". The high and low sales prices of the

        Common Shares of AWR for the third and fourth quarters of 1998 and of SCW for all other periods for the past two years are as follows:

                             STOCK PRICES
                      -----------------------
                         HIGH           LOW
                      ---------      --------
    1998
First Quarter         $      26     $ 23-1/16
Second Quarter           27-1/8        21-1/8
Third Quarter                27        23-1/4
Fourth Quarter           29-1/4        24-7/8

    1997
First Quarter         $      23      $ 20-5/8
Second Quarter           24-1/2        20-1/4
Third Quarter            24-5/8        20-1/2
Fourth Quarter           25-5/8        21-1/2


                All of the outstanding Common Shares of SCW and ASUS are owned by AWR. Hence, there is no market for the Common Shares of either entity.

        (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES -

                As of February 26, 1999, there were 3,691 holders of record of Common Shares of AWR. All of the outstanding Common Shares of SSCW and ASUS are owned by AWR.

        (c) FREQUENCY AND AMOUNT OF ANY DIVIDENDS DECLARED AND DIVIDEND RESTRICTIONS

                For the last three years, Registrant has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of AWR for the third and fourth quarters of 1998 and of SCW for all other periods for the last two years:

                         1998          1997
                      ----------    ----------
First Quarter         $    0.315    $    0.310
Second Quarter             0.315         0.310
Third Quarter              0.315         0.310
Fourth Quarter             0.315         0.315
                      ----------    ----------
Total                 $    1.260    $    1.245


                Information on dividend restrictions for AWR and SCW may be found in Note 2 captioned "Capital Stock" of the Notes to Financial Statements in Part II, Item 8 Financial Statements and Supplementary Data.

ITEM 6.   SELECTED FINANCIAL DATA

($ in thousand, except per share amounts)       1998          1997          1996          1995          1994
INCOME STATEMENT INFORMATION
Total Operating Revenues                      $148,060      $153,755      $151,529      $129,813      $122,675
Total Operating Expenses                       122,999       130,297       128,100       108,425       103,745
Operating Income                                25,061        23,458        23,429        21,388        18,930
Other Income                                       769           758           531           336           236
Interest Charges                                11,207        10,157        10,500         9,559         7,828
Net Income                                      14,623        14,059        13,460        12,165        11,338
Preferred Dividends                                 90            92            94            96            98
Earnings Available for Common
Shareholders                                    14,533        13,967        13,366        12,069        11,240
Basic Earnings per Common Share               $   1.62      $   1.56      $   1.69      $   1.54      $   1.43
Dividends Declared per Common Shares          $   1.26      $   1.25      $   1.23      $   1.21      $   1.20

BALANCE SHEET INFORMATION
Total Assets                                  $484,671      $457,074      $430,922      $406,255      $383,627
Common Shareholders' Equity                    154,299       151,053       146,766       121,576       118,962
Long-Term Debt                                 120,809       115,286       107,190       107,455        92,891
Preferred Shares-Not subject to Mandatory        1,600         1,600         1,600         1,600         1,600
Preferred Shares-Mandatory Redemption              400           440           480           520           560
Total Capitalization                          $277,108      $268,379      $256,036      $231,151      $214,013
Book Value per Common Share                   $  17.23      $  16.86      $  16.52      $  15.50      $  15.16
Average Shares Outstanding                       8,958         8,957         7,891         7,845         7,842

OTHER INFORMATION
Ratio of Earnings to Fixed Charges                3.21%         3.35%         3.26%         3.19%         3.58%
Ratio of Earnings to Total Fixed Charges          3.17%         3.30%         3.21%         3.14%         3.50%
Return on Average Common Equity                    9.6%          9.5%         10.7%         10.3%          9.7%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Unless specifically noted, the following discussion and analysis provides information on AWR's consolidated operations and assets. There are no material differences between the consolidated operations and assets of AWR and the operations and assets of SCW.

FORWARD-LOOKING INFORMATION

        Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the "safe harbor" from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company or Registrant "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, liquidity and capital resources, opportunities related to operations of municipally-owned water systems and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand; future climatic conditions; legislative, regulatory and other circumstances affecting anticipated revenues and costs; and abilities of other companies to remain or become year 2000 ready.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

        Basic earnings per common share in 1998 increased by 3.8% to $1.62 per share as compared to $1.56 per share for the comparable period last year. Although wet weather significantly impacted revenues in 1998, lower supply costs and modest increases in other operating expenses partially offset the decline in revenues.

        Water operating revenues decreased by 4.3% in 1998 to $134.9 million from the $141.0 million reported in 1997. Water sales volumes in 1998 were 9.9% lower than 1997 due to extremely wet weather during the first half of 1998. The decrease in sales was partially offset by rate increases effective during 1998.

        Electric operating revenues of $13.2 million were 3.4% higher in 1998 as compared to 1997 due to the impact of a general rate increase effective January 1998 as well as a 2.0% increase in kilowatt-hour sales.

        Purchased water costs decreased in 1998 to $30.8 million as compared to $38.3 million in 1997 due to a 20.8% decrease in volumes purchased and refunds received from SCW's wholesale water supplier during 1998 of approximately $1.4 million. Refunds of $2.0 million were received in 1997.

        Costs of power purchased for pumping decreased by 7.2% to $7.0 million in 1998 chiefly as the result of the reduced energy costs from SCW's suppliers.

        Costs of power purchased for resale in 1998 decreased by 3.4% to $5.0 million from the $5.2 million recorded in 1997 due to reduced costs from SCW's energy providers, which partially offset the effects of increased kilowatt-hour sales volumes recorded during the year.

        Groundwater production assessments increased 10.5% to $7.6 million in 1998 from $6.8 million in 1997 due to the increased amounts of pumped water in SCW's resource mix as well as additional assessments associated with increased pumping in SCW's Metropolitan and Orange County customer service areas.

        A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. Recovery of previously under-collected supply costs was lower in 1998 than 1997 due to the expiration in January 1998 of a surcharge designed to recover those costs. It is anticipated that new rates, effective January 1999, will increase collection of these under-collected costs. The balancing account mechanism insulates earnings from changes in the unit cost of supply costs which are outside of the immediate control of Registrant. However, the balancing account is not designed to insulate earnings against changes in supply mix, as occurred during the first eight months of 1997.

        Other operating expenses increased by 10.6% from the $13.1 million recorded in 1997 due to employee time charged to this category. Reversals in 1997 of costs associated with recovery of water quality expenditures through the CPUC's memorandum account mechanism also contributed to the increase. There were no such reversals of equal magnitude in 1998.

        Administrative and general expenses decreased slightly by 0.7% to $22.0 million in 1998 from the $22.1 million recorded in 1997. The decrease is due to stability in costs associated with health insurance, post-retirement medical benefits, pension and 401(k) plan costs and to a reduction of time charge by employees to this category.

        In 1998, maintenance expense remained at approximately the $7.3 million level recorded in 1997 due principally to the wet weather conditions during the first part of the year that hampered planned maintenance activity.

        Depreciation expense in 1998 increased by 14.5% to $12.5 million reflecting the effects of recording approximately $38 million in net plant additions during 1997, depreciation on which began in 1998. In addition, amortization of start-up and organizational costs associated with the formation of AWR is reflected in 1998. There were no similar amortization costs in 1997.

        Taxes on income increased by approximately 3.1% to $10.1 million in 1998 as compared to the $9.8 million in 1997 due to a 5.7% increase in operating income partially offset by a lower effective tax rate.

        Property and other taxes decreased by 2.5% in 1998 to $6.1 million due primarily to reduced franchise tax payments directly attributable to reduced revenues.

        Other income increased by 1.5% in 1998 due principally to the flow-through of tax benefits related to refinancing of long-term debt which was partially offset by an increase in reserves against costs associated with SCW's non-regulated activities.

        Interest expense increased by 10.3% to $11.2 million primarily due to increased short-term bank borrowing and the issuance of $15 million in long-term debt in March 1998.

YEARS ENDED DECEMBER 31, 1997 AND 1996

        Basic earnings per common share in 1997 decreased by 7.7% to $1.56 per share as compared to $1.69 per share for the comparable period in 1996, directly attributable to significantly increased supply costs during the first eight months of 1997.

        Water operating revenues increased by 0.7% in 1997 to $141.0 million from the $140.0 million reported in 1996. Although water sales volumes were 2.7% higher in 1997, in 1996 SCW began recovery of previously incurred supply costs, in accordance with rules of the CPUC. In 1997, recovery of these costs was completed in several customer service areas and rates were accordingly reduced, partially offsetting rate increases effective during 1997 in other customer service areas.

        Electric operating revenues of $12.8 million were 10.7% higher in 1997 as compared to 1996 due to the impact of a general rate increase effective January 1997 as well as a 3.6% increase in kilowatt-hour sales.

        Purchased water costs remained relatively the same at $38.3 million in 1997 as compared to $38.4 million in 1996, despite a 6.4% increase in volumes purchased, due to refunds received from SCW's wholesale water supplier during 1997 of approximately $2.0 million, which reduced recorded purchased water costs. There were no such refunds received during 1996.

        Costs of power purchased for pumping decreased by 2.0% to $7.6 million in 1997, chiefly as the result of the reduced amounts of water produced from pumped sources in SCW's resource mix. During 1997, SCW had several wells out of service due to water quality issues which significantly affected its ability to fully utilize its groundwater resources.

        Costs of power purchased for resale in 1997 decreased by 10.9% to $5.2 million from the $5.8 million recorded in 1996 due to reduced costs from SCW's energy provider which partially offset the effects of increased kilowatt-hour sales volumes recorded during the year.

        Groundwater production assessments increased 15.2% to $6.8 million in 1997 from $5.9 million in 1996 due to additional assessments associated with increased pumping in SCW's San Gabriel Valley and San Dimas customer service areas.

        The positive entry for supply cost balancing accounts for 1997 is a result of approval by the CPUC of rate increases sufficient to recover previously under-collected purchased supply costs, as well as refunds received during 1997 from wholesale suppliers. The balancing account mechanism insulates earnings from changes in the unit costs of supply costs which are outside of the immediate control of SCW. However, the balancing account is not designed to insulate earnings against changes in supply mix, as occurred during the first eight months of 1997.

        Administrative and general expenses increased by 7.7% to $22.1 million in 1997 from the $20.5 million recorded in 1996. This increase reflects higher labor costs. In addition, during 1997 SCW incurred costs for consulting on water quality litigation for which there was no corresponding amount in 1996.

        In 1997, maintenance expense decreased by 5.7% to $7.3 million from $7.7 million recorded in 1996 due principally to increased emphasis being placed on SCW's meter replacement and capital improvement program which partially offset increased maintenance on SCW's water supply sources.

        Depreciation expense in 1997 increased by 8.4% to $11.0 million reflecting the effects of recording approximately $31.0 million in net plant additions during 1996, on which depreciation began in 1997.

        Taxes on income decreased by approximately 4.4% to $9.8 million in 1997 as compared to the $10.3 million in 1996 as a result of lower pre-tax income. Other taxes increased by 3.0% in 1997 to $6.3 million due primarily to increased property taxes resulting from higher valuation assessments in 1997.

        Other income increased by 42.7% in 1997 due principally to an increase in billings to the City of Folsom for the lease of a portion of SCW's water rights in the American River.

        Interest expense decreased by 3.3% to $10.2 million primarily due to reduced short-term bank borrowing and the lower borrowing rates experienced during 1997.

LIQUIDITY AND CAPITAL RESOURCES

        AWR funds its operating expenses, dividends on its outstanding Common and Preferred Shares and makes its mandatory sinking fund payments principally through dividends from SCW. In December 1998, AWR filed a Registration Statement with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. The proceeds will be used primarily for investment in its subsidiaries.

        SCW funds the majority of its operating expenses, interest payments on its debt and dividends on its outstanding Common Shares through internal sources. SCW continues to rely on external sources, including short-term bank borrowing, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

        Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $47 million as of December 31, 1998 of which a total of $38 million was outstanding. SCW routinely employs short-term bank borrowing as an interim financing source prior to executing either a long-term debt or equity issue. SCW issued long-term debt totaling $15.0 million in March 1998. The funds were used initially to repay short-term bank borrowings, after which construction expenditures were funded.

        In December 1998, SCW redeemed, at a premium, the entire $10 million outstanding of its 10.10% Notes. These Notes were refinanced in January 1999.

        In December 1998, SCW filed a Registration Statement with the SEC for issuance, from time to time, of up to $60 million in long-term debt with the net proceeds being used to repay short-term bank borrowings and fund construction needs. In January 1999, SCW issued $40 million of long-term debt pursuant to this Registration Statement, all of which was used to reduce bank borrowing.

        Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

CONSTRUCTION PROGRAM

        SCW's construction program is designed to ensure its customers high quality service. A program for water pipeline replacement is on-going throughout the 22 customer service areas, based on priority of leaks detected, fire protection enhancements and reflection of the underlying replacement schedule. In addition, general upgrades in SCW's water supply facilities are anticipated to be on-going. SCW's Board of Directors has approved anticipated net capital expenditures of $42.1 million in 1999. Neither AWR nor ASUS have material capital requirements.

REGULATORY MATTERS

        SCW is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classifications of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of convenience and necessity as to the extension of services and facilities and various other matters. AWR and ASUS are not directly regulated by the CPUC. The CPUC does, however, regulate certain transaction between SCW and its unregulated affiliates.

        The 22 customer service areas of SCW are grouped into 16 water districts and one electric district for ratemaking purposes. Water rates vary among the 16 ratemaking districts due to differences in operating conditions and costs. SCW monitors operations on a regional basis in each of these districts so that applications for rate changes may be filed, when warranted. Under the CPUC's practices, rates may be increased by three methods: general rate case increases (GRC's), offsets for certain expense increases and advice letter filings related to certain plant additions. GRC's are typically for three-year periods, which include step increases for the second and third year. Rates are based on projected expenses and capital costs. GRC's have a typical regulatory lag of one year. Offset rate increases typically have a two to four month regulatory lag. The following table lists information on estimated annual rate changes during 1998, 1997 and 1996:

          Supply    Balancing     General
           Cost      Account      and Step     Advice
Year      Offset   Amortization  Increases     Letters      Total
----      ------   ------------  ---------     -------      -----
                        (Amounts are in $000's)
                        -----------------------
1998     $   786     $(2,852)     $ 3,590     $   713      $ 2,237
1997     $   183     $    64      $ 1,332     $  (126)     $ 1,453
1996     $   103     $  (758)     $16,805     $   913      $17,063

        New water rates were implemented in three of SCW's customer service areas in January 1, 1998 to recover costs associated with capital projects in those areas. Step increases in rates were effective in April 1998 in Barstow and in May 1998 in Santa Maria. Increased rates for six additional water ratemaking districts and recovery of costs associated with SCW's general office functions were effective January 1, 1999.

        Applications to increase water rates were filed for four water ratemaking districts in February 1999. The new rates, if authorized in total or in part by the CPUC, would be effective January 1, 2000.

        SCW has filed an application with the CPUC to combine tariff schedules into regional rates for the customer service areas that make up SCW's Region
III. A final decision from the CPUC is anticipated by the fourth quarter of 1999.

        Hearings were held before the CPUC in November 1998 on SCW's filing seeking recovery through rates of $1.8 million in costs associated with its participation in the coastal aqueduct extension of the State Water Project (the "Project"). In February 1999, the Administrative Law Judge assigned to the application issued his proposed decision which denied recovery of SCW's costs in the Project. SCW is continuing to pursue alternative forms of recovery of its investment in the Project including sale of its interests therein to other participants in the Project. A final order from the CPUC is anticipated in the second quarter of 1999. See Note 8 of the Notes to Financial Statements in Part II, Item 8.

ENVIRONMENTAL MATTERS

        1996 Amendments to Federal Safe Drinking Water Act

        On August 6, 1996, amendments (the "1996 SDWA amendments") to the Safe Drinking Water Act (the "SDWA") were signed into law. The 1996 SDWA revised the 1986 amendments to the SDWA with a new process for selecting and regulating contaminants. The U. S. Environmental Protection Agency ("EPA") can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide "a meaningful opportunity for health risk reduction." The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The new law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current regulations, however, remain in place and are not subject to the new standard-setting provisions. The DOHS, acting on behalf of the EPA, administers the EPA's program in California.

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

        SCW currently tests its wells and water systems according to requirements listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCLs is treated before it is delivered to customers.

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

        Registrant is currently unable to predict the ultimate impact that the 1996 SDWA amendments might have on its financial position or its results of operation. The CPUC ratemaking process provides SCW with the opportunity to recover prudently incurred capital and operating costs associated with water quality. Management believes that such incurred costs will be authorized for recovery by the CPUC.

        Proposed Enhanced Surface Water Treatment Rule

        On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule ("ESWTR") which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPA's Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA has adopted an Interim ESWTR applicable only to systems serving greater than 10,000 persons. The long-term ESWTR, in any of the forms currently proposed, would apply to each of SCW's five surface water treatment plants and is expected to be promulgated by November 2000. However, because it is impossible to predict the version of the ESWTR that will be promulgated, Registrant is unable to predict what additional costs, if any, will be incurred to comply with the ESWTR.

        Regulation of Disinfection/Disinfection By-Products

        Registrant is also subject to the new regulations concerning disinfection/disinfection by-products ("DBPs"), Stage I of which regulations were effective in November, 1998 with full compliance required by 2001. Stage I requires reduction of tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. Two of SCW's systems are immediately impacted by this rule. SCW implemented modifications to the treatment process in its Bay Point and Cordova systems. It is anticipated that both systems will be in full compliance by 2001.

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

        Ground Water Rule

        By August 1999, the EPA is scheduled to propose regulations requiring disinfection of certain groundwater systems and provide guidance on determining which systems must provide disinfection facilities. The EPA may utilize the cost/benefit analysis provided in the 1996 SDWA amendments to establish such regulations. It is anticipated that the regulations will apply to several of SCW's systems using groundwater supplies. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, Registrant does not believe that such regulations will impose significant compliance costs, since SCW already currently engages in disinfection of its groundwater systems.

        Regulation of Radon and Arsenic

        Registrant will be subject to new regulations regarding radon and arsenic. EPA must propose an arsenic rule by January 1, 2000 and adopt a rule one year later. The EPA originally had 180 days after enactment of the 1996 SDWA amendments to develop a plan to study ways to reduce arsenic health risk uncertainties and was authorized to enter into cooperative agreements to carry out the study. It is anticipated that the completed study will be available for review in 1999. Depending on the MCL eventually established for arsenic, compliance could cause Registrant to implement costly well-head treatment remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance, for blending with well sources.

        The EPA has withdrawn its proposed radon rule and has arranged for the National Academy of Sciences to conduct a risk assessment and a study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences has completed its study and has agreed with much of EPA's original findings but has slightly reduced the ingestion risk initially assumed by EPA. The EPA is expected to establish an MCL based on the findings of the National Academy of Sciences' risk assessment report and to set an alternative MCL based on potential mitigation measures for overall radon reduction by August 1999. Although Registrant is unable to predict the standard for radon, Registrant itself is currently conducting studies to determine the best treatment for affected wells.

        Voluntary Efforts to Exceed Surface Water Treatment Standards

        SCW is a voluntary member of the EPA's "Partnership for Safe Water", a national program designed to further protect the public from diseases caused by cryptosporidium and other microscopic organisms. As a volunteer in the program, SCW commits to exceed current regulations governing surface water treatment to ensure that its surface treatment facilities are performing as efficiently as possible.

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

        Matters Relating to Arden-Cordova System

        In January, 1997, SCW was notified that ammonium perchlorate in amounts above the state-determined action level had been detected in three of its 27 wells serving its Arden-Cordova system. Aerojet-General Corporation has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. SCW took the three wells detected with ammonium perchlorate out of service at that time. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, DOHS has established an action level of 18 parts per billion ("ppb") which required SCW to notify customers in its Arden-Cordova customer service area of detection of ammonium perchlorate in amounts in excess of this action level. In April, 1997, SCW found ammonium perchlorate in three additional wells and, at that time, removed those wells from service until it was determined that the levels were below the state-determined action level. Those wells were returned to service. SCW periodically monitors of these wells to determine that levels of perchlorate are below the action level currently in effect.

        In February 1998, SCW was informed that a substance called nitrosodimethylemine ("NDMA") had been detected in amounts in excess of the EPA reference dosage for health risks in three of its wells in its Arden-Cordova system. Each of the wells has been removed from service. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corporation. Aerojet-General Corporation has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source(s) of water supply in SCW's Arden-Cordova customer service area as well as reimburse SCW for costs associated with the drilling and equipping of two new wells.

        SCW and Aerojet-General Corporation are in negotiations on other matters related to procedures to address cleanup of the contaminated wells, costs associated with the cleanup, costs associated with increased costs of purchased water as compared to pumped sources and costs associated with developing new sources of groundwater supply. Registrant is unable to predict when the negotiations will be completed or the likely outcome of such negotiations.

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

        Several studies are under way to determine the possible sources and causes of the MTBE contamination. The federal EPA is pursuing an enforcement effort to reach a settlement with the potentially responsible parties on matters relating to the cleanup of the contamination. Registrant is unable to predict the outcome of the EPA's enforcement efforts. Pursuant to an agreement with SCW, two of the potentially responsible parties have reimbursed SCW's legal and consulting costs related to this matter as well as for increased costs incurred by SCW in purchasing replacement water. SCW and such parties have negotiated a month-to-month extension of this agreement which is anticipated to remain effective until the underlying groundwater basin contamination is remediated.

        Bear Valley Electric

        SCW has been, in conjunction with the Southern California Edison unit of Edison International, planning to upgrade transmission facilities to 115kv (the "115kv Project")in order to meet increased energy and demand requirements. The 115kv Project is subject to an environmental impact report ("EIR") and delays in approval of the EIR may impact service in SCW's Bear Valley electric customer service area. SCW has, however, taken other measures, including some measures that will be enacted on an emergency basis, to meet load growth in order mitigate delays in approval of the EIR.

WATER SUPPLY

        During 1998, the Company supplied a total of 179,927 acre feet of water. Of this amount, approximately 61% came from pumped sources and 39% was purchased from others, principally the MWD. The remaining amount was supplied by the Bureau of Reclamation (the "Bureau") under a no-cost contract. During 1997, the Company produced 199,146 acre feet of water, 54% of which came from pumped sources, 45% was purchased and the remainder was supplied by the Bureau.

        The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. The Company has 52 connections for the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project ("SWP"). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies from these sources are anticipated to remain adequate through 1999. However, MWD has taken a number of steps to secure additional storage capacity and increase available water supplies, including effecting transfers of water rights from other sources.

        The 1997-1998 water year, which ended September 1998, was labeled a "wet one" by the California Department of Water Resources. The outlook for water supply in 1999 remains favorable. In those customer services areas of SCW which pump groundwater, overall groundwater conditions remain at adequate levels. However, certain of SCW's groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused increased reliance on purchased water in its resource mix.

BUSINESS SEGMENTS

        AWR currently has two principal business units: water service and electric distribution utility operations conducted through its SCW subsidiary, and its non-regulated activities through its ASUS subsidiary. All activities of Registrant currently are geographically located within the State of California, except for one contract providing customer service and billing services to a utility located in the state of Arizona. SCW is a regulated utility which operates both water and electric systems. On a stand alone basis, AWR has no material assets other than its investments in its subsidiaries. SCW terminated its Golden State Water Company joint venture effective December 31, 1998.

YEAR 2000 ISSUE

        Registrant continues to evaluate its exposure to the Year 2000 (Y2K) problem that arises from the fact that many existing computer systems may contain date sensitive embedded technology that uses only two digits to identify a year in the date field. Based on the assumption that the first two digits of the date field are always "19", such systems may misinterpret dates after December 31, 1999. Because Registrant is dependent upon the proper functioning of these computer systems and other equipment containing date sensitive technology, a failure of these systems could have a material and adverse affect on Registrant resulting in business interruption or shutdown, financial loss, regulatory citations and legal liability.

        Registrant has been actively assessing its Y2K readiness since early 1997 and has inventoried its significant computer hardware and software programs. Since Registrant is dependent upon its management information and customer service systems, upgrades to these systems have been a priority. Registrant has, since 1995, been in the process of replacing and/or upgrading as necessary its core business information and operating systems with newer technologies, all of which are intended to be Y2K ready. All major upgrades to these systems are completed and were operational at year-end 1998. Costs associated with the implementation and upgrade of major management information and customer service software systems, as well as upgrades to mainframe hardware systems, have been approved by the CPUC and are being recovered through rates.

        In addition to work being done on its internal systems, Registrant has sought compliance certification from external vendors and service providers. Testing on Registrant's interface with financial and other institutions with which it does business is being conducted to ensure Y2K readiness. In order to more fully address Y2K readiness of its field equipment, major vendors and service providers, Registrant engaged the services of a nationally-recognized business consulting firm and has completed its written plan to address the Y2K issue. Registrant has established a Year 2000 Task Force consisting of senior management and operating personnel which will complete the inventory of computer systems and other devices with embedded technology, as well as other considerations potentially not revealed in preliminary internal analyses.

        Registrant's general process for addressing the Y2K issue is (i) to inventory all systems that may have a potential Y2K impact, (ii) to determine the materiality of these non-Y2K ready systems, (iii) to replace and test, correct and test, or prepare for the failure of material items that have been determined to be non-Y2K ready, and (iv) to prepare contingency plans. Some, less critical systems may not be fully Y2K ready, but are not anticipated to materially affect Registrant's operations.

        Registrant is significantly dependent on third party suppliers, such as energy and telecommunication companies and wholesale water suppliers. In order to conduct its business, Registrant has initiated due diligence with certain of its major service providers to address their Y2K readiness. In the event that such suppliers might be adversely affected by Y2K, Registrant is preparing its contingency plan which will likely include, among other things, increased staffing during critical periods, manual back-up for automated systems and the use of electric generators capable of providing power during a black-out. Registrant does not have, and may never fully have, sufficient information about the Y2K exposure or remediation plans of these third parties to adequately predict the risks posed by them to Registrant. If the third parties have Y2K problems that are not remedied, resulting problems could include loss of utility services and disruption of water supplies.

        To date, there have been no significant costs associated with Y2K readiness that have not been approved by the CPUC for recovery through rates. Registrant estimates that it may incur up to $800,000 in costs depending on the results of on-going tests, to make critical systems Y2K ready. Registrant believes that the future costs, which are prudently incurred, will also be allowed for recovery through rates. The CPUC has notified all utilities under its jurisdiction, including SCW, that it will review their Y2K preparations.

RISK FACTOR SUMMARY

        This report (written in plain English) summarizes certain risks of our business that may affect our future financial results. We also periodically file with the Securities and Exchange Commission documents that include more information on these risks. It is important for investors to read these documents.

        Litigation

        SCW has recently been sued in nine water-quality related lawsuits:

                - a suit filed on April 24, 1997 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site

                - a suit filed on November 3, 1997 alleging personal injury and property damage as a result of the sale of water; few of our systems are located in the geographical area covered by this suit

                - a suit filed on January 8, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

                - a suit filed on February 2, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

                - a suit filed on February 4, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

                - a suit filed in April 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

                - three suits filed on July 30, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        In March 1998, the CPUC issued an order instituting investigation (the "OII") as a result of these types of suits being filed against water utilities in California. The CPUC is seeking to determine:

        - whether existing standards and policies regarding drinking water quality adequately protect the public health

        -       whether water utilities are following existing standards

        The lawsuits have been stayed pending the outcome of the OII and a hearing before the First District Court of Appeal on April 19, 1999. We anticipate that the CPUC will issue a decision in the OII on or about June 1999. We are unable to predict the nature of the CPUC's final decision or the outcome of the lawsuits. An adverse outcome in this type of litigation is, however, likely to be material.

        The CPUC has authorized a memorandum account for legal expenses incurred by water utilities, including SCW, in the water quality lawsuits. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs.

        Environmental Regulation

        We are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

        - the 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to minimum containment levels

        - interim regulations expected to be adopted before the end of 1998 requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations will affect SCW's five surface water treatment plants

        - additional regulation of disinfection/disinfection byproducts expected to be adopted before the end of 1998; these regulations will potentially affect two of SCW's systems

        - additional regulations expected to be adopted before the end of 1998 requiring disinfection of certain groundwater systems; these regulations will potentially impact several of SCW's systems using groundwater supplies

        -       potential regulation of radon and arsenic

        - new California requirements to fluoridate public water systems serving over 10,000 customers

        We may be able to recover costs incurred to comply with these regulations through the ratemaking process for our regulated systems. We may also be able to recover certain of these costs under our contractual arrangements with municipalities. In certain circumstances, we may recover costs from parties responsible or potentially responsible for contamination.

        Rates and Regulation

        SCW is subject to regulation by the CPUC. AWR and ASUS are not directly subject to CPUC regulation. The CPUC may, however, regulate transactions between SCW and AWR, including the manner in which overhead costs are allocated between SCW and AWR and the pricing of services rendered by SCW to AWR.

        SCW's revenues depend substantially on the rates that it is permitted to charge its customers. SCW may increase rates in three ways:

        -       by filing for a general rate increase

        -       by filing for recovery of certain expenses

        - by filing an "advice letter" for certain plant additions, thereby increasing rate base

        In addition, SCW recovers certain supply costs through a balancing account mechanism. Supply costs include the cost of purchased water and power and groundwater production assessments. The balancing account mechanism is intended to insulate SCW's earnings from changes in supply costs that are beyond SCW's control. The balancing account is not, however, designed to insulate SCW's earnings against changes in supply mix. As a result, SCW may not recover increased costs due to increased use of purchased water through the balancing account mechanism. In addition, balancing account adjustments, if authorized by the CPUC, may result in either increases or decreases in revenues attributable to supply costs incurred in prior periods, depending upon whether there has been an undercollection or overcollection of supply costs.

        There are also a number of matters pending before the CPUC that may affect our future financial results. These matters include:

        - applications filed by SCW to increase rates in four of its 16 rate-making jurisdictions; a final decision is not expected until near year-end 1999

        - an application filed to consolidate the rate-making jurisdictions located in SCW's Region III area into a single tariff

        - an application filed by SCW for permission to recover certain costs of SCW's participation in the coastal aqueduct extension of the state water project; the ALJ assigned to this matter has issued a proposed decision that denies recovery of our costs for participation in the project; the final order could differ uphold the ALJ's decision or differ materially from his proposed decision

        -       the OII

        - new guidelines under consideration by the CPUC for the acquisition and merger of water utilities and for privatization transactions

        Adequacy of Water Supplies

        The adequacy of water supplies varies from year to year depending upon a variety of factors, including

        -       rainfall

        -       the amount of water stored in reservoirs

        -       the amount used by our customers and others

        -       water quality, and

        -       legal limitations on use.

        As a result of heavier than normal rainfall in the winter of 1997-1998, most of California's reservoirs are near capacity and the outlook for water supply in the near term is generally favorable. Population growth and increases in the amount of water used have, however, increased limitations on use to prevent overdrafting of groundwater basins. The import of water from the Colorado River, one of our important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project. We also have in recent years taken wells out of service due to water quality problems.

        Water shortages affect us in several ways:

        - they adversely affect supply mix by causing us to rely on more expensive purchased water

        -       they adversely affect operating costs

        - they may result in an increase in capital expenditures for building pipelines to connect to alternative sources of supplies and reservoirs and other facilities to conserve or reclaim water

        We may be able to recover increased operating and construction costs for our regulated systems through the ratemaking process. We may also be able to recover certain of these costs under the terms of our contractual agreements with municipalities.

        In certain circumstances, we may recover these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination. We are currently in negotiations with Aerojet General Corporation regarding costs associated with the cleanup of the groundwater supply for our Arden-Cordova System and for the increased costs of purchasing water and developing new sources of groundwater supply. We are also negotiating with two potentially responsible parties on matters relating to the clean-up and purchase of replacement water in the Charnock Basin located in the cities of Santa Monica and Culver City. These two potentially responsible parties have previously reimbursed us for replacement water and certain legal and consulting expenses. The Charnock Basin is in SCW's service territory.

        Water Quality

        SCW has detected ammonium perchlorate and nitrosodimethylemine in amounts in excess of certain state or federal limits in wells serving its Arden-Cordova system. Both substances are byproducts from the production of rocket fuel. SCW has taken wells out of service, increased monitoring of other wells and drilled new wells in the area. In addition, SCW is constructing a new pipeline to the City of Folsom's water system in order to obtain an alternative source of supply for its Arden-Cordova customers. Aerojet General Corporation has reimbursed SCW for certain of these costs. Negotiations with Aerojet General corporation are continuing with respect to other costs.

        The compound methyl tertiary butyl ether has been detected in the Charnock Basin. SCW has taken two wells out of service in this area and is purchasing more expensive groundwater from the Metropolitan Water District to replace the water supply formerly obtained from these wells. SCW is negotiating with two of the potentially responsible parties for continuation of recovery of its increased costs.

        SCW has recently been sued on water quality issues. In addition, we are subject to increasing regulation relating to water quality matters.

        Weather

        Our business may be affected by weather in a variety of ways. For instance:

        -       water volumes sold decrease during wet weather

        -       water volumes sold decrease during cold weather

        - water volumes sold may also decrease during drought conditions if mandatory rationing is imposed

        - we may be required to purchase more expensive water and to use less groundwater during drought conditions

        - kilowatt-hour sales of electricity decrease if winters are warmer than normal or summers are cooler than normal

        - maintenance and capital expenditures decrease during periods of inclement weather

        - adverse weather conditions may result in damage to our water and electric systems resulting in increased repair and capital replacement costs, loss of sales and loss of water from broken reservoirs and mains

        Weather patterns in California are inherently uncertain. It is therefore difficult to predict from year to year the impact of weather on our financial results.

        Unregulated Activities

        ASUS was formed for the purpose of, among other things, operating and maintaining municipally-owned water systems and providing billing, meter reading and other services for municipalities and special water districts and making investments in subsidiaries and other entities. These activities present different risks than CPUC-regulated activities. ASUS does not have extensive experience in engaging in these types of activities and must compete with other private parties with more experience and greater capital resources. It must also compete with special water districts and other government agencies that may have a lower cost of funds and other competitive advantages afforded governmental entities.

        AWR's ability to earn a profit on these activities will depend upon a variety of factors, including

        -       its ability to obtain contracts in a competitive marketplace

        - its ability to price its services at a level sufficient to enable it to earn a profit

        - its ability to recover the costs of obtaining contracts in a competitive marketplace

        -       the cost of developing the privatization market in California

        -       its ability to operate in a cost effective matter

        -       its ability to negotiate contracts containing favorable terms

        Our unregulated activities are not currently profitable. As a result, our unregulated activities cannot currently be financed from AWR's earnings. Under California law, SCW is not permitted to issue securities to finance unregulated activities. Our unregulated activities must therefore be financed directly by

AWR or its unregulated subsidiaries or from dividends received by AWR from SCW. To the extent that AWR's activities are financed from dividends from SCW, the funds available for the payment of dividends to AWR's shareholders will be reduced.

        Potential Year 2000 Risks

        We are currently addressing the effect of the Year 2000 ("Y2K") issue on our reporting systems and operations. We are also assessing operational risks related to our suppliers and vendors and developing contingency plans in order to mitigate this risk. We have not currently experienced significant costs with respect to addressing these issues. We anticipate completion of our assessment of risks related to our suppliers and vendors and our operational contingency plan by June 1999.

        The primary business risk associated with Y2K is our ability to continue to treat, transport and distribute water to our customers without interruption. Our operations could be significantly impacted if

        - we are unable to resolve or fail to identify all Y2K problems prior to January 1, 2000

        - any of our critical suppliers and vendors, such as suppliers of chemicals for water treatment or electric utilities, are unable to resolve or fail to identify all Y2K problems affecting our business prior to January 1, 2000

        - we are unable to mitigate or fail to address all operational risks in our contingency plans

        Capital Expenditures

        We anticipate spending approximately $46.5 million on capital expenditures during the next 12 months. We anticipate that approximately 45 to 60% of these funds will come from developers and other external sources. The price and terms of this funding will depend upon conditions in the capital markets at the time funds are needed.

        We anticipate that capital expenditures will continue to increase due to a variety of factors, including:

        -       the need to replace aging infrastructure

        - the need to comply with increasingly stringent environmental requirements

        -       the need to address potential water shortage problems

        -       the need to address water quality problems

        Capital expenditures may also increase if AWR is successful in its privatization efforts since many municipalities view privatization as a means to finance needed capital improvements.

                Economic Conditions

                Our ability to finance capital expenditures, unregulated activities and other matters will depend upon general economic conditions and conditions in the capital markets. Conditions in the capital markets are currently uncertain. We are unable to predict to what extent this uncertainty may impact our access to capital or financing costs or our ability to compete in the privatization market.

                Interest rates have recently been declining. Declining interest rates are generally believed to be favorable for utilities because of their high capital costs. On the other hand, SCW's authorized rate of return may be reduced because of lower interest rates. As a result, funds available for the payment of dividends may be reduced.

                Sales may also be adversely affected by unfavorable economic conditions if business activity and employment are reduced.

        Condemnation

        Under California law, a governmental agency may acquire public utility property through the power of eminent domain, also know as condemnation. Although we have not had any of our systems condemned during the past three years, the potential for condemnation nevertheless remains.

ACCOUNTING STANDARDS

        In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and displaying of comprehensive income and its components, such as minimum pension liability, in a full set of general-purpose financial statements. Adoption of this statement, effective for fiscal years beginning after December 15, 1997, did not have a significant impact on the Company's financial statements.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the method of reporting information about operating segments in annual financial statements and in interim reports issued to shareholders. Adoption of this statement, effective for fiscal years beginning after December 15, 1997, did not have a significant impact on disclosure of segment related information.

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends SFAS No. 87 and SFAS No. 109 and revises employers' disclosure concerning pension and other postretirement benefits plans. Adoption of this statement, effective for fiscal years beginning after December 15, 1997, did not have a significant impact the Company's financial statements.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivative and hedging activities, and supersedes and amends a number of existing standards. Adoption of this statement, effective for fiscal years beginning after June 15, 1999, will not have a significant impact on financial position or results of operation.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk. The disclosure required is, therefore, not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American States Water Company - Consolidated
   Balance Sheets - December 31, 1998 and 1997
   Statements of Capitalization - December 31, 1998 and 1997
   Statements of Income - for the years ended December 31, 1998, 1997 and
   1996
   Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 1998, 1997 and 1996
   Statements of Cash Flows - for the years ended December 31, 1998, 1997 and 1996
American States Water Company - Parent Company - Condensed
   Balance Sheets - December 31, 1998
   Statements of Capitalization - December 31, 1998
   Statements of Income - for the six months ended December 31, 1998 Statements of Changes in Common Shareholders' Equity - for the six months ended December 31, 1998
   Statements of Cash Flows - for the six months ended
   December 31, 1998
Southern California Water Company
   Balance Sheets - December 31, 1998 and 1997
   Statements of Capitalization - December 31, 1998 and 1997
   Statements of Income - for the years ended December 31, 1998, 1997 and 1996 Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 1998, 1997 and 1996
   Statements of Cash Flows - for the years ended December 31, 1998, 1997 and 1996
Notes to Financial Statements

Report of Independent Public Accountants

                          AMERICAN STATES WATER COMPANY
                                  CONSOLIDATED

BALANCE SHEETS

                                                               For the years ended December 31,
($ in thousands)                                                    1998           1997
                                                                  ---------      ---------
Assets
UTILITY PLANT, AT COST
Water                                                             $ 482,989      $ 446,605
Electric                                                             35,171         34,137
                                                                  ---------      ---------
                                                                    518,160        480,742
     Less - Accumulated depreciation                               (138,423)      (125,020)
                                                                  ---------      ---------
                                                                    379,737        355,722
     Construction work in progress                                   35,016         27,901
                                                                  ---------      ---------
     Net utility plant                                              414,753        383,623
                                                                  ---------      ---------

OTHER PROPERTY AND INVESTMENTS                                        1,077          1,355
                                                                  ---------      ---------

CURRENT ASSETS
Cash and cash equivalents                                               620          4,186
Accounts receivable-Customers, less reserves of $403 in 1998;
and $466 in 1997                                                      7,626          8,544
Other                                                                 5,301          3,614
Unbilled revenue                                                      9,303          9,106
Materials and supplies, at average cost                                 994          1,299
Supply cost balancing accounts                                        4,300          4,286
Prepayments                                                           5,988          7,676
Accumulated deferred income taxes - net                               5,156          5,783
                                                                  ---------      ---------
     Total current assets                                            39,288         44,494
                                                                  ---------      ---------

DEFERRED CHARGES
Regulatory tax-related assets                                        21,506         22,337
Other                                                                 8,047          5,265
                                                                  ---------      ---------
Total deferred charges                                               29,553         27,602
                                                                  ---------      ---------
     Total Assets                                                 $ 484,671      $ 457,074
                                                                  =========      =========



The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY
                                  CONSOLIDATED

BALANCE SHEETS

                                                                            For the years ended December 31,
($ in thousands)                                                                  1998             1997
                                                                                 --------        --------
Capitalization and Liabilities
CAPITALIZATION
Common shareholders' equity                                                      $154,299        $151,053
Preferred shares                                                                    1,600           1,600
Preferred shares - mandatory redemption                                               400             440
Long-term debt                                                                    120,809         115,286
                                                                                 --------        --------
     Total capitalization                                                         277,108         268,379
                                                                                 --------        --------

CURRENT LIABILITIES
Notes payable to banks                                                             38,000          26,000
Long-term debt and preferred shares - current                                         260             231
Accounts payable                                                                   10,218          11,770
Taxes payable                                                                       5,900           9,115
Accrued interest                                                                    1,405           1,868
Other                                                                               7,985           7,196
                                                                                 --------        --------
     Total current liabilities                                                     63,768          56,180
                                                                                 --------        --------

OTHER CREDITS
Advances for construction                                                          54,743          55,574
Contributions in aid of construction                                               36,530          28,467
Accumulated deferred income taxes - net                                            46,902          42,984
Unamortized investment tax credits                                                  3,155           3,246
Regulatory tax-related liability                                                    1,906           1,950
Other                                                                                 559             294
                                                                                 --------        --------
     Total other credits                                                          143,795         132,515
                                                                                 --------        --------
        TOTAL CAPITALIZATION AND LIABILITIES                                     $484,671        $457,074
                                                                                 ========        ========


The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY
                                  CONSOLIDATED

STATEMENTS OF CAPITALIZATION

                                                                               For the years ended December 31,
($ in thousands)                                                                   1998              1997
                                                                                 ---------         ---------
COMMON SHAREHOLDERS' EQUITY:
     Common shares, $2.50 stated value--
        Authorized 30,000,000 shares
        Outstanding 8,957,671 in 1998 and 1997                                   $  22,394         $  22,394
     Additional paid-in capital                                                     74,937            74,937
     Earnings reinvested in the business                                            56,968            53,722
                                                                                 ---------         ---------
                                                                                   154,299           151,053
                                                                                 ---------         ---------

PREFERRED SHARES: $25 PAR VALUE
     Authorized 64,000 shares
     Outstanding 32,000 shares, 4% Series                                              800               800
     Outstanding 32,000 shares, 4 1/4% Series                                          800               800
                                                                                 ---------         ---------
                                                                                     1,600             1,600
                                                                                 ---------         ---------

PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION
Requirements: $25 par value
     Authorized and outstanding 17,600 shares in 1998 and
     19,200 shares in 1997, 5% Series                                                  440               480
     Less: Preferred shares to be redeemed within one year                             (40)              (40)
                                                                                 ---------         ---------
                                                                                       400               440
                                                                                 ---------         ---------

LONG-TERM DEBT
     5.82% notes due 2003                                                           12,500            12,500
     10.10% notes due 2009                                                              --            10,000
     6.64% notes due 2013                                                            1,100             1,100
     6.80% notes due 2013                                                            2,000             2,000
     8.50% fixed rate obligation due 2013                                            1,882             1,947
     Variable rate obligation due 2014                                               6,000             6,000
     Variable rate obligation due 2018                                                 630                --
     6.87% notes due 2023                                                            5,000             5,000
     7.00% notes due 2023                                                           10,000            10,000
     7.55% notes due 2025                                                            8,000             8,000
     7.65% notes due 2025                                                           22,000            22,000
     5.50% notes due 2026                                                            8,000             8,000
     6.81% notes due 2028                                                           15,000                --
     9.56% notes due 2031                                                           28,000            28,000
     Other                                                                             917               930
                                                                                 ---------         ---------
                                                                                   121,029           115,477
Less: Current maturities                                                              (220)             (191)
                                                                                 ---------         ---------
                                                                                   120,809           115,286
                                                                                 ---------         ---------
        TOTAL CAPITALIZATION                                                     $ 277,108         $ 268,379
                                                                                 =========         =========


The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY
                                  CONSOLIDATED

STATEMENTS OF INCOME

($ in thousand, except per share amounts)                                           For the years ended December 31,
                                                                                   1998              1997              1996
                                                                                 ---------         ---------         ---------
OPERATING REVENUES
     Water                                                                       $ 134,859         $ 140,988         $ 139,997
     Electric                                                                       13,201            12,767            11,532
                                                                                 ---------         ---------         ---------
        Total operating revenues                                                   148,060           153,755           151,529
                                                                                 ---------         ---------         ---------

OPERATING EXPENSES
     Water purchased                                                                30,833            38,318            38,355
     Power purchased for resale                                                      5,013             5,188             5,825
     Power purchased for pumping                                                     7,009             7,554             7,711
     Groundwater production assessment                                               7,567             6,847             5,946
     Supply cost balancing accounts                                                     28             2,813             2,064
     Other operating expenses                                                       14,459            13,074            13,421
     Administrative and general expenses                                            21,987            22,138            20,549
     Depreciation                                                                   12,538            10,952            10,102
     Maintenance                                                                     7,311             7,301             7,745
     Taxes on income                                                                10,130             9,830            10,283
     Property and other taxes                                                        6,124             6,282             6,099
                                                                                 ---------         ---------         ---------
        Total operating expenses                                                   122,999           130,297           128,100
                                                                                 ---------         ---------         ---------
     OPERATING INCOME                                                               25,061            23,458            23,429
                                                                                 ---------         ---------         ---------

OTHER INCOME
     Total other income - net                                                          769               758               531
                                                                                 ---------         ---------         ---------
     Income before interest charges                                                 25,830            24,216            23,960
                                                                                 ---------         ---------         ---------

INTEREST CHARGES
     Interest on long-term debt                                                      9,612             8,821             8,551
     Other interest and amortization of debt expense                                 1,595             1,336             1,949
                                                                                 ---------         ---------         ---------
        Total interest charges                                                      11,207            10,157            10,500
                                                                                 ---------         ---------         ---------

NET INCOME                                                                          14,623            14,059            13,460
     Dividends on Preferred Shares                                                     (90)              (92)              (94)

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS                                       $  14,533         $  13,967         $  13,366

BASIC EARNINGS PER COMMON SHARE                                                  $    1.62         $    1.56         $    1.69

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 8,958             8,957             7,891

The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY
                                  CONSOLIDATED

STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY


                                                                                        Earnings
                                                         Common Shares    Additional   Reinvested
                                                     Number of              Paid-in      in the
(in thousands)                                        Shares    Amount      Capital     Business
                                                       -----    -------     -------      -------
BALANCES AT DECEMBER 31, 1995                          7,845    $19,613     $54,753      $47,210
Add:
     Net Income                                                                           13,460
     Issuance of Common Shares
        for public offering                            1,000      2,500      18,090
        under Dividend Reinvestment and 401(k)
        Plans                                             41        102         802
Deduct:
     Dividends on Preferred Shares                                                            94
     Dividends on Common Shares - $1.225 per
     share                                                                                 9,670
                                                       -----    -------     -------      -------

BALANCES AT DECEMBER 31, 1996                          8,886    $22,215     $73,645      $50,906
Add:
     Net Income                                                                           14,059
     Issuance of Common Shares for public
     offering                                             72        179       1,292
Deduct:
     Dividends on Preferred Shares                                                            92
     Dividends on Common Shares - $1.245 per
     share                                                                                11,151
                                                       -----    -------     -------      -------

BALANCES AT DECEMBER 31, 1997                          8,958    $22,394     $74,937      $53,722
Add:
     Net Income                                                                           14,623
Deduct:
     Dividends on Preferred Shares                                                            90
     Dividends on Common Shares - $1.26 per
     share                                                                                11,287
                                                       -----    -------     -------      -------

BALANCES AT DECEMBER 31, 1998                          8,958    $22,394     $74,937      $56,968
                                                       =====    =======     =======      =======


The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY
                                  CONSOLIDATED

STATEMENTS OF CASH FLOWS

                                                                                      For the years ended December 31,
($ in thousands)                                                                   1998             1997            1996
                                                                                 --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    14,623         $ 14,059         $ 13,460
     Adjustments for non-cash items:
        Depreciation and amortization                                              12,929           11,387           10,389
        Deferred income taxes and investment tax credits                            5,241              826              577
        Other - net                                                                 2,036           (1,426)          (1,660)
     Changes in assets and liabilities:
        Customer receivables                                                          918             (673)             368
        Supply cost balancing accounts                                                (14)           1,987            1,800
        Accounts payable                                                           (1,552)          (1,095)           6,026
        Taxes payable                                                              (3,215)           3,338              215
        Other - net                                                                   438              341              122
                                                                                 --------         --------         --------
         Net cash provided                                                         31,404           28,744           31,297
                                                                                 --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Construction expenditures                                                    (41,826)         (34,717)         (31,953)
                                                                                 --------         --------         --------
         Net cash used                                                            (41,826)         (34,717)         (31,953)
                                                                                 --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Shares                                                         --            1,472           21,494
     Issuance of long-term debt and lease obligations                              15,000            8,000               --
     Receipt of advances for and contributions in aid
     of construction                                                                3,381            1,302            2,462
     Refunds on advances for construction                                          (2,651)          (2,957)          (2,088)
     Retirement or repayments of long-term debt and                                (9,488)            (198)         (15,447)
     redemption of preferred shares - net
     Net change in notes payable to banks                                          12,000           10,000            7,500
     Common and preferred dividends paid                                          (11,386)         (11,243)          (9,825)
                                                                                 --------         --------         --------
         Net cash provided                                                          6,856            6,376            4,096
                                                                                 --------         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (3,566)             403            3,440
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        4,186            3,783              343
                                                                                 --------         --------         --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                620            4,186         $  3,783
                                                                                 --------         --------         --------

TAXES AND INTEREST PAID:
     Income taxes paid                                                           $  5,430         $  6,338         $ 10,767
     Interest paid                                                               $ 11,391            9,451           10,128
                                                                                 --------         --------         --------

NON-CASH TRANSACTIONS:
     Property installed by developers and conveyed to
     Company                                                                     $  1,797         $  2,082         $    957
                                                                                 ========         ========         ========


The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY
                  CONDENSED FINANCIAL INFORMATION OF THE PARENT

BALANCE SHEET

                                                                               December 31,
($ in thousands)                                                                   1998
                                                                                 ---------
Assets

OTHER PROPERTY AND INVESTMENTS                                                   $ 156,035

CURRENT ASSETS
Cash and cash equivalents                                                               96
Accounts receivable                                                                    128
Other                                                                                   28
Accumulated deferred income taxes - net                                                (17)
                                                                                 ---------
     Total current assets                                                              235

DEFERRED CHARGES                                                                        50
                                                                                 =========
     TOTAL ASSETS                                                                $ 156,320
                                                                                 =========


Capitalization and Liabilities
CAPITALIZATION
Common shareholders' equity                                                      $ 154,299
Preferred shares                                                                     1,600
Preferred shares - mandatory redemption                                                400
                                                                                 ---------
     Total capitalization                                                          156,299
                                                                                 ---------

CURRENT LIABILITIES
Intercompany Payable                                                                   104
Accounts payable                                                                       164
Taxes payable                                                                         (247)
                                                                                 ---------
     Total current liabilities                                                          21

                                                                                 ---------
        TOTAL CAPITALIZATION AND LIABILITIES                                     $ 156,320
                                                                                 =========


The accompanying notes are an integral part of these financial statements

                                 AMERICAN STATES WATER COMPANY
                           CONDENSED FINANCIAL INFORMATION OF PARENT

STATEMENT OF CAPITALIZATION

                                                                        December 31,
($ in thousands)                                                          1998
                                                                        ---------
COMMON SHAREHOLDERS' EQUITY:
     Common shares, $2.50 stated value--
        Authorized 30,000,000 shares
        Outstanding 8,957,671                                           $  22,394
     Additional paid-in capital                                            74,937
     Earnings reinvested in the business                                   56,968
                                                                        ---------
                                                                          154,299
                                                                        ---------

PREFERRED SHARES: $25 PAR VALUE
     Authorized 64,000 shares
     Outstanding 32,000 shares, 4% Series                                     800
     Outstanding 32,000 shares, 4 1/4% Series                                 800
                                                                        ---------
                                                                            1,600
                                                                        ---------

PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION
Requirements: $25 par value
     Authorized and outstanding 17,600 shares in 1998, 5% Series              440
     Less: Preferred shares to be redeemed within one year                    (40)
                                                                        ---------
                                                                              400
                                                                        ---------

        TOTAL CAPITALIZATION                                              156,299
                                                                        =========

The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY
                    CONDENSED FINANCIAL INFORMATION OF PARENT

STATEMENT OF INCOME

($ in thousand, except per share amounts)       For the six months ended December 31,
                                                             1998
                                                            -------
OPERATING REVENUES
        Management Fees                                     $    65

OPERATING EXPENSES
     Other operating expenses                                     3
     Customer accounts expense                                   21
     Administrative and general expenses                        102
     Employees' pension and benefits                              1
     Maintenance                                                  1
     Amortization                                               268
     Taxes on income                                           (231)
     Property and other taxes                                     1
                                                            -------
        Total operating expenses                                166
                                                            -------

     OPERATING INCOME                                          (101)
                                                            -------

OTHER INCOME
     Total other income - net                                  (462)
     Dividends from SCW                                       5,889
                                                            -------
NET INCOME/(LOSS)                                             5,326
     Dividends on Preferred Shares                              (45)
                                                            -------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS                  $ 5,282
                                                            =======

BASIC EARNINGS PER COMMON SHARE                             $  0.59
                                                            -------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                              8,958
                                                            -------


Included in Net Income are intercompany dividends which are eliminated as part of the consolidated financial statements

The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY
                  CONDENSED FINANCIAL INFORMATION OF THE PARENT


STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                                                                    Earnings
                                                             Common Shares          Additional     Reinvested
                                                       Number of                     Paid-in         in the
(in thousands)                                          Shares         Amount        Capital        Business
                                                       -------        -------        -------        -------
BALANCES AT JULY 1, 1998                                 8,958        $22,394        $74,937        $52,643

Add:
    Net Income                                                                                        5,326
    Net Increase in Subsidiary Equity                                                                 4,687

Deduct:
    Dividends on Preferred Shares                                                                        45
    Dividends on Common Shares - $.63 per share                                                       5,643

                                                       -------        -------        -------        -------
BALANCES AT DECEMBER 31, 1998                            8,958        $22,394        $74,937        $56,968
                                                       =======        =======        =======        =======

                          AMERICAN STATES WATER COMPANY
                    CONDENSED FINANCIAL INFORMATION OF PARENT

STATEMENTS OF CASH FLOWS

                                                                  For the six months ended December 31,
($ in thousands)                                                                  1998
                                                                                 -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    5,326
     Adjustments for non-cash items:
        Amortization                                                                 268
        Deferred income taxes and investment tax credits                              17
        Other - net                                                                  317
     Changes in assets and liabilities                                              (135)
                                                                                 -------
         Net cash used                                                             5,793
                                                                                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common and preferred dividends paid                                          (5,697)
                                                                                 -------
         Net cash provided                                                        (5,697)
                                                                                 -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             96
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        --
                                                                                 -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    96
                                                                                 -------

The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY


BALANCE SHEETS

                                                                     For the years ended December 31,
($ in thousands)                                                        1998            1997
                                                                      ---------         ---------
Assets
UTILITY PLANT, AT COST
Water                                                                 $ 482,989         $ 446,605
Electric                                                                 35,171            34,137
                                                                      ---------         ---------
                                                                        518,160           480,742
     Less - Accumulated depreciation                                   (138,423)         (125,020)
                                                                      ---------         ---------
                                                                        379,737           355,722
     Construction work in progress                                       35,016            27,901
                                                                      ---------         ---------
     Net utility plant                                                  414,753           383,623
                                                                      ---------         ---------

OTHER PROPERTY AND INVESTMENTS                                              763             1,355
                                                                      ---------         ---------

CURRENT ASSETS
Cash and cash equivalents                                                   524             4,186
Accounts receivable-Customers, less reserves of $403 in 1998;
$466 in 1997                                                              7,498             8,544
Other                                                                     5,272             3,614
Intercompany receivable                                                     104                --
Unbilled revenue                                                          9,303             9,106
Materials and supplies, at average cost                                     994             1,299
Supply cost balancing accounts                                            4,300             4,286
Prepayments                                                               5,988             7,676
Accumulated deferred income taxes - net                                   5,173             5,783
                                                                      ---------         ---------
     Total current assets                                                39,156            44,494
                                                                      ---------         ---------

DEFERRED CHARGES
Regulatory tax-related assets                                            21,506            22,337
Other                                                                     7,997             5,265
                                                                      ---------         ---------
Total deferred charges                                                   29,503            27,602
                                                                      ---------         ---------
     Total Assets                                                     $ 484,175         $ 457,074
                                                                      =========         =========


The accompanying notes are an integral part of these financial statements

                               SOUTHERN CALIFORNIA WATER COMPANY


BALANCE SHEETS

                                                                 For the years ended December 31,
($ in thousands)                                                       1998            1997
                                                                 --------------- ----------------
Capitalization and Liabilities
CAPITALIZATION
Common shareholders' equity                                            $155,721         $151,053
Preferred shares                                                              -            1,600
Preferred shares - mandatory redemption                                       -              440
Long-term debt                                                          120,809          115,286
                                                                 --------------- ----------------
     Total capitalization                                               276,530          268,379
                                                                 --------------- ----------------

CURRENT LIABILITIES
Notes payable to banks                                                   38,000           26,000
Long-term debt and preferred shares - current                               260              231
Accounts payable                                                         10,054           11,770
Taxes payable                                                             6,147            9,115
Accrued interest                                                          1,405            1,868
Other                                                                     7,984            7,196
                                                                 --------------- ----------------
     Total current liabilities                                           63,850           56,180
                                                                 --------------- ----------------

OTHER CREDITS
Advances for construction                                                54,744           55,574
Contributions in aid of construction                                     36,530           28,467
Accumulated deferred income taxes - net                                  46,902           42,984
Unamortized investment tax credits                                        3,155            3,246
Regulatory tax-related liability                                          1,906            1,950
Other                                                                       558              294
                                                                 --------------- ----------------
     Total other credits                                                143,795          132,515
                                                                 =============== ================
        TOTAL CAPITALIZATION AND LIABILITIES                           $484,175         $457,074
                                                                 =============== ================

The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CAPITALIZATION

                                                                                    For the years ended December 31,
($ in thousands)                                                                        1998              1997
                                                                                      ---------         ---------
COMMON SHAREHOLDERS' EQUITY:
     Common shares, no par value
        Outstanding 100 in 1998
        and 8,957,671 in 1997                                                         $  98,391         $  22,394
     Additional paid-in capital                                                              --            74,937
     Earnings reinvested in the business                                                 57,330            53,722
                                                                                      ---------         ---------
                                                                                        155,721           151,053
                                                                                      ---------         ---------

PREFERRED SHARES: $25 PAR VALUE
     Authorized 64,000 shares
     Outstanding 32,000 shares, 4% Series                                                    --               800
     Outstanding 32,000 shares, 4  1/4 % Series                                              --               800
                                                                                      ---------         ---------
                                                                                             --             1,600
                                                                                      ---------         ---------

PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION
Requirements: $25 par value
     Authorized and outstanding 19,200 shares in 1997, 5% Series                             --               480
     Less: Preferred shares to be redeemed within one year                                   --               (40)
                                                                                      ---------         ---------
                                                                                             --               440
                                                                                      ---------         ---------

LONG-TERM DEBT
     5.82% notes due 2003                                                                12,500            12,500
     10.10% notes due 2009                                                                   --            10,000
     6.64% notes due 2013                                                                 1,100             1,100
     6.80% notes due 2013                                                                 2,000             2,000
     8.50% fixed rate obligation due 2013                                                 1,882             1,947
     Variable rate obligation due 2014                                                    6,000             6,000
     Variable rate obligation due 2018                                                      630                --
     6.87% notes due 2023                                                                 5,000             5,000
     7.00% notes due 2023                                                                10,000            10,000
     7.55% notes due 2025                                                                 8,000             8,000
     7.65% notes due 2025                                                                22,000            22,000
     5.50% notes due 2026                                                                 8,000             8,000
     6.81% notes due 2028                                                                15,000                --
     9.56% notes due 2031                                                                28,000            28,000
     Other                                                                                  917               930
                                                                                      ---------         ---------
                                                                                        121,029           115,477
Less: Current maturities                                                                   (220)             (191)
                                                                                      ---------         ---------
                                                                                        120,809           115,286
                                                                                      ---------         ---------
        TOTAL CAPITALIZATION                                                          $ 276,530         $ 268,379
                                                                                      =========         =========


The accompanying notes are an integral part of these financial statements. All information has been adjusted to reflect formation of a holding company in 1998.

                               SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME

($ in thousand, expect per share amounts)                      For the years ended December 31,
                                                            1998            1997            1996
                                                          ---------       ---------       ---------
OPERATING REVENUES
     Water                                                $ 134,793       $ 140,988       $ 139,997
     Electric                                                13,201          12,767          11,532
                                                          ---------       ---------       ---------
        Total operating revenues                            147,994         153,755         151,529
                                                          ---------       ---------       ---------

OPERATING EXPENSES
     Water purchased                                         30,833          38,318          38,355
     Power purchased for resale                               5,013           5,188           5,825
     Power purchased for pumping                              7,009           7,554           7,711
     Groundwater production assessment                        7,567           6,847           5,946
     Supply cost balancing accounts                              28           2,813           2,064
     Other operating expenses                                14,434          13,074          13,421
     Administrative and general expenses                     21,884          22,138          20,549
     Depreciation                                            12,270          10,952          10,102
     Maintenance                                              7,311           7,301           7,745
     Taxes on income                                         10,360           9,830          10,283
     Property and other taxes                                 6,124           6,282           6,099
                                                          ---------       ---------       ---------
        Total operating expenses                            122,833         130,297         128,100
                                                          ---------       ---------       ---------
     OPERATING INCOME                                        25,161          23,458          23,429
                                                          ---------       ---------       ---------

OTHER INCOME
     Total other income - net                                 1,231             758             531
                                                          ---------       ---------       ---------
     Income before interest charges                          26,392          24,216          23,960
                                                          ---------       ---------       ---------

INTEREST CHARGES
     Interest on long-term debt                               9,612           8,821           8,551
     Other interest and amortization of debt expense          1,595           1,336           1,949
                                                          ---------       ---------       ---------
        Total interest charges                               11,207          10,157          10,500
                                                          ---------       ---------       ---------

NET INCOME                                                   15,185          14,059          13,460
     Dividends on Preferred Shares                              (46)            (92)            (94)

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS                $  15,139       $  13,967       $  13,366

BASIC EARNINGS PER COMMON SHARE                           $  151.39       $  139.67       $  133.66

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            100             100             100


The accompanying notes are an integral part of these financial statements. All information has been adjusted to reflect formation of holding company in 1998.

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                                                                  Earnings
                                                            Common Shares         Additional      Reinvested
                                                       Number of                    Paid-in        in the
(in thousands)                                          Shares         Amount       Capital        Business
                                                       --------       --------      --------       --------
BALANCES AT DECEMBER 31, 1995                             7,845       $ 19,613      $ 54,753       $ 47,210
Add:
     Net Income                                                                                      13,460
     Issuance of Common Shares
        for public offering                               1,000          2,500        18,090
        under Dividend Reinvestment and 401(k)
        Plans                                                41            102           802
Deduct:
     Dividends on Preferred Shares                                                                       94
     Dividends on Common Shares - $1.225 per
     share                                                                                            9,670
                                                       --------       --------      --------       --------

BALANCES AT DECEMBER 31, 1996                             8,886       $ 22,215      $ 73,645       $ 50,906
Add:
     Net Income                                                                                      14,059
     Issuance of Common Shares for public
     offering                                                72            179         1,292
Deduct:
     Dividends on Preferred Shares                                                                       92
     Dividends on Common Shares - $1.245 per
     share                                                                                           11,151
                                                       --------       --------      --------       --------

BALANCES AT DECEMBER 31, 1997                             8,958       $ 22,394      $ 74,937       $ 53,722
Add:
     Formation of Holding Company                        (8,858)      $ 74,397      ($74,397)
     Transfer Preferred Shares & Investments                          $  1,060
     Net Income                                                                                      15,185
Deduct:
    Dividends on Preferred Shares                                                                        45
    Dividends on Common Shares - $.63 per share                                                       5,643
    Dividends on Common Shares - $58.89 per share                                                     5,889

                                                       --------       --------      --------       --------

BALANCES AT DECEMBER 31, 1998                               100       $ 98,391      $      0       $ 57,330
                                                       ========       ========      ========       ========


The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF CASH FLOWS


($ in thousands)                                                 For the years ended December 31,
                                                                1998           1997           1996
                                                              --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $ 15,185       $ 14,059       $ 13,460
     Adjustments for non-cash items:
        Depreciation and amortization                           12,661         11,387         10,389
        Deferred income taxes and investment tax credits         5,224            826            577
        Other - net                                              1,719         (1,426)        (1,660)
     Changes in assets and liabilities:
        Customer receivables                                     1,046           (673)           368
        Supply cost balancing accounts                             (14)         1,987          1,800
        Accounts payable                                        (1,716)        (1,095)         6,026
        Taxes payable                                           (2,968)         3,338            215
        Other - net                                                362            341            122
                                                              --------       --------       --------
         Net cash provided                                      31,499         28,744         31,297
                                                              --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Construction expenditures                                 (41,826)       (34,717)       (31,953)
                                                              --------       --------       --------
         Net cash used                                         (41,826)       (34,717)       (31,953)
                                                              --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Shares                                      --          1,472         21,494
     Issuance of long-term debt and lease obligations           15,000          8,000             --
     Receipt of advances for and contributions in aid
     of construction                                             3,381          1,302          2,462
     Refunds on advances for construction                       (2,651)        (2,957)        (2,088)
     Retirement or repayments of long-term debt and
     redemption of preferred shares - net                       (9,488)          (198)       (15,447)
     Net change in notes payable to banks                       12,000         10,000          7,500
     Common and preferred dividends paid                       (11,577)       (11,243)        (9,825)
                                                              --------       --------       --------
         Net cash provided                                       6,665          6,376          4,096
                                                              --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (3,662)           403          3,440
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     4,186          3,783            343
                                                              --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                             524          4,186       $  3,783
                                                              --------       --------       --------

TAXES AND INTEREST PAID:
     Income taxes paid                                        $  5,430       $  6,338       $ 10,767
     Interest paid                                            $ 11,391          9,451         10,128
                                                              --------       --------       --------

NON-CASH TRANSACTIONS:
     Property installed by developers and conveyed to
     Company                                                  $  1,797       $  2,082       $    957
                                                              ========       ========       ========

NOTES TO FINANCIAL STATEMENTS

        In April 1998, shareholders of Southern California Water Company (SCW) voted to approve formation of a holding company. The formation process was completed on July 1, 1998 at which time American States Water Company (AWR) became the parent company. As a result of the holding company formation, SCW became one of AWR's two operating subsidiaries. SCW will continue to be a public utility engaged principally in the purchase, production, distribution and sale of water and also the distributor of electricity in several mountain communities. SCW is regulated by the California Public Utilities Commission
(CPUC) as to its water and electric business including properties, rates, services, facilities and other matters. The other subsidiary, American States Utility Services, Inc. (ASUS) is a new company which will perform non-regulated, water related services and operations. The consolidated financial statements include the accounts of SCW which comprise virtually all of AWR's assets and revenues.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements include the accounts of American States Water Company and its wholly-owned subsidiaries, Southern California Water Company and American States Utility Services, Inc., collectively referred to as Registrant. Intercompany transactions and balances have been eliminated.

        The accounting records for SCW are maintained in accordance with the Uniform System of Accounts prescribed by the CPUC. The preparation of these financial statements required the use of certain estimates by management in determining the company's assets, liabilities, revenues and expenses.

        Property and Depreciation - SCW capitalizes as utility plant the cost of additions and replacements of retirement units. Such cost includes labor, material and certain indirect charges. Depreciation is computed on the straight-line, remaining-life basis. For the years 1998, 1997 and 1996, the aggregate provisions for depreciation approximated 2.79%, 2.77% and 2.71% of beginning of the year depreciable plant, respectively.

        Interest - Interest is generally not capitalized for financial reporting purposes as such procedure is usually not followed for rate-making purposes.

        Revenues - Revenues include amounts billed to customers and an amount of unbilled revenue representing amounts to be billed for usage from the last meter reading date to the end of the accounting period.

        Basic Earnings Per Common Share - Basic Earnings per Common Share are based upon the weighted average number of Common Shares outstanding and net income after deducting preferred dividend requirements. There are no dilutive securities. Accordingly, diluted earnings per share is not calculated.

        Supply Cost Balancing Accounts - As permitted by the CPUC, SCW maintains water and electric supply cost balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Recoverability of such costs is recorded in income and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments. SCW accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper.

        Debt Issue Expense and Redemption Premiums - Original debt issue expenses are amortized over the lives of the respective issues. Premiums paid on the early redemption of debt which is reacquired through refunding are deferred and amortized over the life of the debt issued to finance the refunding. The redemption premium on debt reacquired without refunding is amortized over the remaining period the debt would have been outstanding.

        Other Credits - Advances for construction represent amounts advanced by developers which are generally refundable at either a rate of 22% of the revenue received from the installations for which funds were advanced or in equal annual installments over a 40-year period. Contributions in aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property.

        Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, cash and cash equivalents include short-term cash investments with an original maturity of three months or less.

        Financial Instrument Risk - Registrant does not carry any financial instruments with off-balance sheet risk nor does its operations result in concentrations of credit risk.

        Fair Value of Financial Instruments - The table below estimates the fair value of each represented class of financial instrument. For cash and cash equivalents, accounts receivable and short-term debt, the carrying amount is used. Otherwise, rates available to Registrant at December 31, 1998 and 1997 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

                                         1998                              1997
                             -----------------------------    -------------------------------
($ in thousands)             Carrying amount    Fair value    Carrying amount      Fair value
                             ---------------    ----------    ---------------      ----------
Financial assets:
    Cash                        $    620         $    620         $  4,186         $  4,186
    Accounts receivable           22,230           22,230           21,264           21,264
Financial liabilities:
    Short-term debt               38,000           38,000           26,000           26,000
    Long-term debt               120,809          135,092          115,326          126,930

NOTE 2 - CAPITAL STOCK

        All of the series of Preferred Shares outstanding at December 31, 1998 are redeemable at the option of Registrant. At December 31, 1998, the redemption price per share for each series of $25 Preferred Shares was $27.00, $26.50 and $25.25 for the 4%, 4 1/4% and 5% Series, respectively. To each of the redemption prices must be added accrued and unpaid dividends to the redemption date.

        The $25 Preferred Shares, 5% Series, are subject to mandatory redemption provisions of 1,600 shares per year. The annual aggregate mandatory redemption requirements for this Series for the five years subsequent to December 31, 1998 is $40,000 each year.

        In 1996, Registrant issued 1,000,000 Common Shares through a secondary public offering. In January 1997, Registrant issued 71,500 Common Shares through a secondary public offering. The net proceeds from this sale were used to repay a portion of short-term debt then outstanding.

        For the years ended December 31, 1998 and December 31, 1997, all shares issued under Registrant's Common Share Purchase and Dividend Reinvestment Plan
(DRP) and the 401(k) Plan were purchased on the open market. For the year ended December 31, 1996, Registrant issued 20,228 and 20,851 Common Shares, respectively, under the DRP and the 401(k) programs. There are 89,226 and 71,408 Common Shares reserved for issuance under the DRP and the 401(k) Plan, respectively, at December 31, 1998. Shares reserved for the 401(k) Plan are in relation to matching contributions made by Registrant and for investment purposes by participants.

        As of December 31, 1998 there were no retained earnings restricted as to the payment of cash dividends on Common Shares.

        In August 1998, the Board of Directors adopted a Shareholder Rights Plan (Rights Plan) and authorized a dividend distribution of one right (a "Right") to purchase 1/1000th share of Junior Participating Preferred Stock for each outstanding Common Share. The Rights became effective in September 1998 and will expire in September 2008. The Rights Plan is designed to provide shareholders' protection and to maximize shareholder value by encouraging a prospective acquirer to negotiate with the Board.

        Each Right represents a right to purchase 1/1000th of Junior Participating Preferred Stock at the price of $120, subject to adjustment (the "Purchase Price"). Each share of Junior Participating Preferred Stock is entitled to receive a dividend equal to 1000 times any dividend paid on Common Shares and 100 votes per share in any shareholder election. The Rights become exercisable either (i) ten business days following a public announcement that a person or group of persons has acquired a beneficial ownership of 15% or more of AWR's general voting power, other than pursuant to a "qualified offer" or (ii) ten business days (or such later date as may be determined by AWR's Board of Directors) following the commencement of, or the announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of AWR's general voting power. A "qualified offer" is a tender offer or exchange offer for all outstanding Common Shares of AWR, which is determined by AWR's directors to be fair and otherwise in the best interests of AWR and its shareholders.

        Until the occurrence of a an event described above, each Right trades with the Common Shares and is not separately transferable. After an event described above occurs, AWR would distribute separately Rights Certificates to Common Shareholders and the Rights would subsequently trade separately from the Common Shares and each holder of a Right, other than the acquiring person whose Rights will thereafter be void, will have the right to receive upon exercise at its then current Purchase Price that number of Common Shares having a market value of two times the Purchase Price of the Right. If AWR merges into the acquiring person, other than a merger which follows a qualified offer at the same or a higher price, or 50% or more of the consolidated assets or earnings power of AWR is sold, the Right becomes a right to purchase Common Shares of the acquiring person having a market value of two times the Purchase Price.

        The Board of Directors may determine that in certain circumstances a proposal which would cause a distribution of the Rights is in the best interest of AWR's shareholders. Therefore, the Board of Directors may, at its option, redeem the Rights at a redemption price of $0.01 per Right.

NOTE 3 - COMPENSATING BALANCES AND BANK DEBT

        At December 31, 1998, SCW maintained $47.0 million in aggregate borrowing capacity with three commercial banks with no compensating balances required. Of this amount, $38.0 million was outstanding at year-end. Loans can be obtained at the option of SCW and bear interest at rates based on floating prime borrowing rates or at money market rates. Neither AWR nor ASUS have established short term lines of credit.

        Short-term borrowing activities for the last three years were as follows:

                                                             December 31,
                                              -----------------------------------------
(dollars in thousands, except percent)         1998             1997             1996
                                              -------          -------          -------
Balance Outstanding at December 31,           $38,000          $26,000          $16,000
Interest Rate at December 31,                    5.86%            6.39%            6.17%
Average Amount
Outstanding                                    19,309          $15,678          $26,109
Weighted Average Annual Interest Rate            6.78%            6.27%            5.97%
Maximum Amount Outstanding                    $39,000          $32,000          $36,000

NOTE 4 - LONG TERM DEBT

        In December 1996, SCW sold $8 million in tax-exempt debt that was issued through the California Pollution Control Financing Authority. The funds were deposited with a trustee and were used during 1997 to finance water main replacements.

        In March 1998, SCW sold the remaining $15 million under its Series B Medium Term Note Program and in December 1998, SCW redeemed all of its outstanding 10.10% Notes. In January 1999, $40 million of Series C Medium Term Notes were sold by SCW. The funds were used initially to repay short-term bank borrowings and, after that, fund construction expenditures. Registrant has no mortgage debt, and leases and other similar financial arrangements are not material.

        SCW has posted an Irrevocable Letter of Credit, which expires July 31, 1999, in the amount of $797,979 as security for its self-insured workers' compensation plan. SCW has also provided an Irrevocable Letter of Credit in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District.

        Annual maturities of all long-term debt, including capitalized leases, amount to $220,139, $227,277, $236,167, $230,383 and $199,841 for the 5 years ending December 31, 1999 through 2003, respectively.

NOTE 5 - TAXES ON INCOME

        Registrant provides deferred income taxes for temporary differences under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements. The most significant items are the tax effects of accelerated depreciation, the supply cost balancing accounts and advances for and contributions in aid of construction. SFAS No. 109 also requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Since the CPUC has consistently permitted the recovery of previously flowed-through tax effects, SCW has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities.

        Deferred investment tax credits are being amortized to other income ratably over the lives of the property giving rise to the credits.

        The significant components of deferred tax assets and deferred tax liabilities, as reflected in the balance sheets, and the accumulated net deferred income tax liabilities at December 31, 1998 and 1997 were:

                                                     December 31,
                                                --------------------------
(dollars in thousands)                            1998              1997
                                                --------          --------
Deferred tax assets:
    Balancing accounts                          $     33          $     27
    State tax effect                               5,123             5,756
                                                --------          --------
                                                   5,156             5,783
                                                --------          --------
Deferred tax liabilities
    Depreciation                                 (43,442)          (40,822)
    Advances and contributions                    16,694            17,005
    Other property related                       (11,488)           (9,602)
    Other non-property related                    (8,666)           (9,565)
                                                --------          --------
                                                 (46,902)          (42,984)
                                                --------          --------
Accumulated deferred income taxes - net         $(41,746)         $(37,201)
                                                --------          --------

        The current and deferred components of income tax expense are as follows:

                                                                           December 31,
                                                           --------------------------------------------
(dollars in thousands)                                       1998              1997              1996
                                                           --------          --------          --------
Current
    Federal                                                $  5,219          $  7,205          $  7,224
    State                                                     1,727             2,287             2,452
                                                           --------          --------          --------
Total current tax expense                                     6,946             9,492             9,676
                                                           --------          --------          --------
Deferred - Federal and State:
    Accelerated depreciation                                  3,319             2,996             3,175
    Balancing accounts                                            6              (871)             (798)
    State Water Project                                          --                --               296
    Advances and contributions                                   --              (210)             (894)
    California privilege year franchise tax                    (544)             (617)             (683)
    Adjustments to prior year provision                          --                --               410
    Other                                                      (398)             (566)             (732)
                                                           --------          --------          --------
Total deferred tax expense                                    2,383               732               774
                                                           --------          --------          --------
Total income tax expense                                   $  9,329          $ 10,224          $ 10,450
                                                           --------          --------          --------
Income taxes included in operating expenses                $ 10,130          $  9,830          $ 10,283
Income taxes included in other income and expenses
- net                                                          (801)              394               167
                                                           --------          --------          --------
Total income tax expense                                   $  9,329          $ 10,224          $ 10,450
                                                           --------          --------          --------

        Additional information regarding taxes on income is set forth in the following table:

                                                                           December 31,
                                                           ----------------------------------------------
(dollars in thousands, except percent)                       1998               1997               1996
                                                           --------           --------           --------
Federal taxes on pre-tax income at statutory rates         $  8,470           $  8,451           $  8,368
Increase (decrease) in taxes resulting from:
    State income tax expense                                  1,654              1,864              2,051
    Depreciation                                                944                853                716
    Federal benefit of state taxes                             (579)              (652)              (718)
    Adjustments to prior years' provisions                      (97)              (143)               254
    Payment of premium on redemption                           (813)                --                 --
    Other - net                                                (250)              (149)              (221)
                                                           --------           --------           --------
Total income tax expense                                   $  9,329           $ 10,224           $ 10,450
                                                           --------           --------           --------
Pre-tax income                                             $ 23,952           $ 24,145           $ 23,910
                                                           --------           --------           --------
Effective income tax rate                                      38.9%              42.3%              43.7%
                                                           --------           --------           --------

NOTE 6 - EMPLOYEE BENEFIT PLANS

        Registrant maintains a pension plan (the Plan) which provides eligible employees (those age 21 and older, with one year of service) monthly benefits upon retirement based on average salaries and length of service. The normal retirement benefit is equal to 2% of the five highest consecutive years average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option. Annual contributions are made to the Plan which comply with the funding requirements of the Employee Retirement Income Security Act (ERISA). At December 31, 1998, the Company had 431 employees participating in the Plan, 69 of these employees are covered by collective bargaining agreements, the earliest of which expires in 1999.

        Registrant also provides all active employees medical, dental and vision care benefits through a medical insurance plan. Eligible employees who retired prior to age 65, and/or their spouses, were able to retain the benefits under the active plan until reaching age 65. Upon reaching age 65, and for those employees retiring at or after age 65, and/or their spouses, continued coverage was provided through a Medicare supplement insurance policy paid for by Registrant.

        The CPUC has issued a decision which provides for the recovery in rates of tax-deductible contributions made to a separately trusteed fund. In accordance with that decision, SCW established two separate trusts in 1995, one for those retirees who were subject to a collectively bargained agreement and another for all other retirees. SCW's funding policy is to contribute annually an amount at least equal to the revenues authorized to be collected through rates for post-retirement benefit costs. Post-retirement benefit costs for 1993, 1994 and 1995 were estimated at a total of $1.6 million and have been recorded as a regulatory asset for recovery over a 20 year period.

        The following table sets forth the Plan's funded status and amounts recognized in Registrant's balance sheets and the components of net pension cost and accrued post-retirement liability at December 31, 1998 and 1997:

                                                  Pension Benefits               Other Benefits
                                             -----------------------       -----------------------
(dollars in thousands)                            1998          1997         1998          1997
                                             --------       --------       --------       --------
CHANGE IN BENEFIT OBLIGATION:
Benefit Obligation at beginning of year      $ 33,410       $ 28,733       $  4,503       $  4,013
Service Cost                                    1,597          1,351            112            120
Interest Cost                                   2,278          2,112            283            295
Actuarial Loss/(Gain)                           2,514          2,373           (368)           225
Benefits Paid                                  (1,227)        (1,159)          (167)          (150)
                                             --------       --------       --------       --------
Benefit Obligation at end of year            $ 38,572       $ 33,410       $  4,363       $  4,503

CHANGES IN PLAN ASSETS:
Fair Value of Plan Assets at beginning
of year                                      $ 33,433       $ 29,240       $  1,104       $    548
Actual Return of Plan Assets                    6,051          4,065             44             49
Employer Contributions                          1,284          1,287            461            656
Benefits Paid                                  (1,227)        (1,159)          (167)          (150)
                                             --------       --------       --------       --------
Fair Value of Plan Assets at end of year     $ 39,541       $ 33,433       $  1,442       $  1,103

RECONCILIATION OF FUNDED STATUS:
Funded Status                                $    969       $     23       $ (2,921)      $ (3,399)
Unrecognized Transition Obligation                114            171          6,707          7,126
Unrecognized Net Loss/(Gain)                      677          1,538         (1,860)        (1,644)
Unrecognized Prior Service Cost                   400            444         (3,427)        (3,627)
                                             --------       --------       --------       --------
Prepaid/(Accrued) Pension Cost               $  2,160       $  2,176       $ (1,501)      $ (1,544)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
DECEMBER 31:
Discount Rate                                    6.50%          7.00%          6.50%          7.00%
Long-term Rate of Return                         8.00%          8.00%          8.00%          8.00%
Salary Assumption                                4.00%          4.00%            --             --


        A sliding scale for assumed health care cost increases was used for both periods, starting at 11% in 1996 declining 1% per year for five years and then remaining at 6% thereafter.

        The components of net periodic post-retirement benefits cost for 1998 and 1997 are as follows:

                                          Pension Benefits         Other Benefits
                                        --------------------     ---------------------
(dollars in thousands)                   1998         1997         1998         1997
                                        -------      -------      -------      -------
COMPONENTS OF NET PERIODIC BENEFITS
COST
Service Cost                            $ 1,597      $ 1,351      $   112      $   120
Interest Cost                             2,278        2,112          283          294
Actual Return on Plan Assets             (6,051)      (4,065)         (44)         (48)
Net Amortization                          3,476        1,873           67          140
                                        -------      -------      -------      -------
Net Periodic Pension Cost               $ 1,300      $ 1,271      $   418      $   506

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                    1-Percentage-Point     1-Percentage-Point
(dollars in thousands)                                   Increase               Decrease
                                                         --------               --------
Effect on Total of Service and Interest Cost                $13                   $(11)
Components
Effect on Postretirement Benefit Obligation                 206                   (180)

        Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Contributions to the 401(k) are based upon a percentage of individual employee contributions and, for 1998, 1997 and 1996, totaled $874,113, $785,687, and $839,000, respectively.

NOTE 7 - BUSINESS RISKS AND CONCENTRATION OF SALES

        Registrant's utility operations are engaged in supplying water and electric service to the public. SCW is required to provide service and grant credit to customers within its defined service areas. Although SCW has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 91% and 93% of total water revenues in 1998 and 1997. SCW faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, general business conditions and condemnation.

        Approximately 39% of SCW's water supply is purchased from wholesalers of imported water, with the remainder produced from owned wells. The long term availability of imported water supplies is dependent upon, among other things, drought conditions throughout the state, increases in population, water quality standards and legislation that may potentially reduce water supplies. SCW does not anticipate any constraints on its imported water supplies in 1999.

NOTE 8 - CONTINGENCIES

        In 1998, ASUS was formed to pursue non-regulated opportunities such as long-term leases and operation and maintenance contracts for governmentally-owned water and wastewater systems. And to provide other services for such systems. SCW terminated its Golden State Water Company joint venture effective December 31, 1998. Accordingly, Registrant reserved approximately $336,000 against future losses and capital account adjustments.

        Hearings were held before the CPUC in November 1998 on SCW's filing seeking recovery through rates of $1.8 million in costs associated with its participation in the coastal aqueduct extension of the State Water Project (the Project). In February 1999, the Administrative Law Judge in this proceeding issued his proposed decision that denied rate recovery of SCW's costs in the Project. A final order from the CPUC is anticipated in 1999. SCW is unable to predict if the CPUC will authorize recovery of all or any of the costs associated with its participation in the Project. Alternate forms of recovery are also being pursued including assessment of costs to new construction based on an equivalent dwelling unit charge or other applicable unit of measurement, which assessment will require CPUC approval prior to implementation or, failing that, sale of SCW's participation in the Project.

        SCW has been named as a defendant in ten lawsuits which allege that the SCW delivered contaminated water to its customers. Plaintiffs in these actions seek damages, including general, special, and punitive damages, according to proof of trial, as well as attorney's fees on certain causes of action, costs of suit, and other unspecified relief. Stays have been issued by the respective courts in eight of these cases pending the outcome of the CPUC's investigation into water quality discussed below. One action has been dismissed against SCW and SCW has petitioned for dismissal in the remaining case. Most activity related to these lawsuits has ceased due to the stays although SCW anticipates that plaintiff's attorneys will petition the courts to reconsider their prior decisions. In light of the breadth of plaintiff's claims, the lack of factual information regarding plaintiff's claims and injuries, if any, the fact that no discovery has yet been completed, SCW is unable to determine at this time what, if any, potential liability it may have with respect to these claims. SCW intends to vigorously defend itself against these allegations. Management can not predict the outcome of these proceedings and if SCW is found liable, SCW would pursue recovery through its insurance coverage providers.

        In response to those lawsuits and similar actions, in March 1998 the CPUC issued an Order Instituting Investigation (OII) directed to all Class A and B water utilities in the state of California, including SCW, into whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by those water utilities. The OII notes the constitutional and statutory jurisdiction of the CPUC and the DOHS to establish and enforce adherence to water quality standards for water delivered by utilities to their customers and, in the case of the CPUC, to establish rates which permit water utilities to furnish safe water, meeting the established water quality standards at prices which are both affordable and that allow the utility to earn a reasonable return on its investment. SCW has made its filing in this proceeding on a series of questions dealing with the safety of current drinking water standards, compliance by water utilities with such standards, appropriate remedies for failure to comply with safe drinking standards and whether stricter or additional safety drinking water standards are required. The Water Division of the CPUC has issued its report based on these filings by the utilities. Although the OII leaves open the possibility of evidentiary hearings and further action by the CPUC, SCW is currently unable to predict the outcome of this proceeding.

        Management believes that proper insurance coverage and reserves are in place to insure against anticipated property, general and product liability and workers' compensation claims.

NOTE 9 - CONSTRUCTION PROGRAM

        SCW's 1999 construction budget provides for gross expenditures of approximately $46.5 million of which $4.4 million is anticipated to be obtained from developers and others. AWR and ASUS have no material capital expenditure programs.

NOTE 10 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The table below presents SCW's provision for doubtful accounts charged to expense and accounts written off, net of recoveries for the last three years.

                                                 December 31,
                                            ---------------------------
(dollars in thousands)                      1998       1997       1996
                                            -----      -----      -----
Balance at beginning of year                $ 466      $ 387      $ 648
Provision charged to expense                  631        707        571
Accounts written off, net of recoveries      (694)      (628)      (832)
                                            -----      -----      -----
Balance at end of year                      $ 403      $ 466      $ 387
                                            -----      -----      -----

        Neither AWR nor ASUS have established any provision for doubtful accounts.

NOTE 11 - BUSINESS SEGMENTS

        Registrant has no material operations other than its SCW subsidiary. The tables below set forth information relating to SCW's operating segments. SCW manages its operations on a regional basis using the five categories below as broad-level measures of profitability. In addition to the amounts set forth, certain assets have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.

(dollars in thousands)                         Year Ended December 31, 1998
                                   -----------------------------------------------
                                                 Water                     Electric
                                   Region I    Region II     Region III
                                   --------     --------     --------     --------
Operating revenues                 $ 24,927     $ 76,304     $ 33,552     $ 13,211
Operating income before income
taxes                                 6,799       15,615        9,261        3,847
Identifiable assets                  97,463      176,832      115,475       26,719
Depreciation expense                  2,551        4,755        3,324        1,640
Capital additions                  $ 13,206     $ 20,650     $  9,714     $  1,699
                                   --------     --------     --------     --------

(dollars in thousands)                       Year Ended December 31, 1997
                                   -----------------------------------------------
                                                Water                     Electric
                                   Region I     Region II   Region III
                                   --------     --------     --------     --------
Operating revenues                 $ 24,340     $ 81,200     $ 35,436     $ 12,779
Operating income before income
taxes                                 5,897       13,032       10,270        4,089
Identifiable assets                  87,039      162,037      109,436       25,095
Depreciation expense                  2,306        4,483        3,162        1,001
Capital additions                  $ 10,065     $ 18,882     $  8,139     $  2,140
                                   --------     --------     --------     --------

(dollars in thousands)                        Year Ended December 31, 1996
                                   -----------------------------------------------
                                                Water                     Electric
                                   Region I    Region II    Region III
                                   --------     --------     --------     --------
Operating revenues                 $ 23,536     $ 81,474     $ 34,980     $ 11,540
Operating income before income
taxes                                 4,705       14,813       10,776        3,418
Identifiable assets                  79,974      148,078      104,390       25,333
Depreciation expense                  2,109        4,131        2,939          924
Capital additions                  $  5,975     $ 19,370     $  6,537     $  2,492
                                   --------     --------     --------     --------


NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management's opinion that comparisons of earnings for the quarterly periods do not reflect overall trends and changes in Registrant's operations.

                           Operating                   Operating                                            Earnings
                            Revenues                     Income                   Net Income               per Share
                    ----------------------      ----------------------      ----------------------      ----------------
(in thousands,
except per share
amounts)              1998          1997          1998          1997          1998          1997        1998       1997
                    --------      --------      --------      --------      --------      --------      -----      -----
First Quarter       $ 29,955      $ 32,206      $  4,382      $  3,738      $  1,843      $  1,312      $0.20      $0.14
Second Quarter        35,001        39,343         5,586         5,372         2,767         3,080       0.31       0.34
Third Quarter         47,002        45,700         9,432         8,385         6,374         6,044       0.71       0.67
Fourth Quarter        36,102        36,506         5,661         5,963         3,639         3,623       0.40       0.41
                    --------      --------      --------      --------      --------      --------      -----      -----
Year                $148,060      $153,755      $ 25,061      $ 23,458      $ 14,623      $ 14,059      $1.62      $1.56
                    --------      --------      --------      --------      --------      --------      -----      -----


NOTE 13 - YEAR 2000 READINESS

        Registrant continues to evaluate its exposure to the Year 2000 (Y2K) problem that arises from the fact that many existing computer systems may contain date sensitive embedded technology that uses only two digits to identify a year in the date field. Based on the assumption that the first two digits of the date field are always "19", such systems may misinterpret dates after December 31, 1999. Because Registrant is dependent upon the proper functioning of these computer systems and other equipment containing date sensitive technology, a failure of these systems could have a material and adverse affect on Registrant resulting in business interruption or shutdown, financial loss, regulatory citations and legal liability.

        Registrant has been actively assessing its Y2K readiness since early 1997 and has inventoried its significant computer hardware and software programs. Since Registrant is dependent upon its management information and customer service systems, upgrades to these systems have been a priority. Registrant has, since 1995, been in the process of replacing and/or upgrading as necessary its core business information and operating systems with newer technologies, all of which are intended to be Y2K ready. All major upgrades to these systems are completed and were operational at year-end 1998. Costs associated with the implementation and upgrade of major management information and customer service software systems, as well as upgrades to mainframe hardware systems, have been approved by the CPUC and are being recovered through rates.

        In addition to work being done on its internal systems, Registrant has sought compliance certification from external vendors and service providers. Testing on Registrant's interface with financial and other institutions with which it does business is being conducted to ensure Y2K readiness. In order to more fully address Y2K readiness of its field equipment, major vendors and service providers, Registrant engaged the services of a nationally-recognized business consulting firm and has completed its written plan to address the Y2K issue. Registrant has established a Year 2000 Task Force consisting of senior management and operating personnel which will complete the inventory of computer systems and other devices with embedded technology, as well as other considerations potentially not revealed in preliminary internal analyses.

        Registrant's general process for addressing the Y2K issue is (i) to inventory all systems that may have a potential Y2K impact, (ii) to determine the materiality of these non-Y2K ready systems, (iii) to replace and test, correct and test, or prepare for the failure of material items that have been determined to be non-Y2K ready, and (iv) to prepare contingency plans. Some, less critical systems may not be fully Y2K ready, but are not anticipated to materially affect Registrant's operations.

        Registrant is significantly dependent on third party suppliers, such as energy and telecommunication companies and wholesale water suppliers. In order to conduct its business, Registrant has initiated due diligence with certain of its major service providers to address their Y2K readiness. In the event that such suppliers might be adversely affected by Y2K, Registrant is preparing its contingency plan which will likely include, among other things, increased staffing during critical periods, manual back-up for automated systems and the use of electric generators capable of providing power during a black-out.

Registrant does not have, and may never fully have, sufficient information about the Y2K exposure or remediation plans of these third parties to adequately predict the risks posed by them to Registrant. If the third parties have Y2K problems that are not remedied, resulting problems could include loss of utility services and disruption of water supplies.

        To date, there have been no significant costs associated with Y2K readiness that have not been approved by the CPUC for recovery through rates. Registrant estimates that it may incur up to $800,000 in costs depending on the results of on-going tests, to make critical systems Y2K ready. Registrant believes that the future costs, which are prudently incurred, will also be allowed for recovery through rates. The CPUC has notified all utilities under its jurisdiction, including SCW, that it will review their Y2K preparations.

REPORT OF MANAGEMENT

        The financial statements contained in this annual report were prepared by the management of American States Water Company, which is responsible for their integrity and objectivity. The financial statements were prepared in accordance with generally accepted accounting principles and include, where necessary, amounts based upon management's best estimates and judgments. All other financial information in the annual report is consistent with the financial statements and is also the responsibility of management.

        Registrant maintains systems of internal control which are designed to help safeguard the assets of the Company and provide reasonable assurance that accounting and financial records can be relied upon to generate accurate financial statements. These systems include the hiring and training of qualified personnel, appropriate segregation of duties, delegation of authority and an internal audit function which has reporting responsibility to the Audit Committee of the Board of Directors.

        The Audit Committee, composed of three outside directors, exercises oversight of management's discharge of its responsibilities regarding the systems of internal control and financial reporting. The committee periodically meets with management, the internal auditor and the independent accountants to review the work and findings of each. The committee also reviews the qualifications of, and recommends to the Board of Directors, a firm of independent accountants.

        The independent accountants, Arthur Andersen LLP, have performed an audit of the financial statements in accordance with generally accepted auditing standards. Their audit gave consideration to Registrant's system of internal accounting control as a basis for establishing the nature, timing and scope of their work. The result of their work is expressed in their Report of Independent Public Accountants.


/s/   Floyd E. Wicks                        /s/   McClellan Harris III
----------------------------------          ------------------------------------
President, Chief Executive Officer          Chief Financial Officer,
                                            Vice President - Finance,
                                            Treasurer and Corporate Secretary

March 26, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of American States Water Company:

        We have audited the accompanying consolidated and condensed balance sheets and statements of capitalization of American States Water Company and its subsidiary, Southern California Water Company (California corporations), as of December 31, 1998 and 1997 and the related statements of income, changes in common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American States Water Company and its subsidiary, Southern California Water Company, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/   Arthur Andersen LLP
----------------------------------
Arthur Andersen LLP
Los Angeles, California

March 26, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information responsive to Part III, Item 10 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled "Election of Directors" and "Executive Officers - Experience, Security Ownership and Compensation" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

           Information responsive to Part III, Item 11 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled "Election of Directors" and "Executive Officers - Experience, Security Ownership and Compensation" and "Performance Graph" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled "Election of Directors" and "Executive Officers - Experience, Security Ownership and Compensation" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information responsive to Part III, Item 13 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled "Election of Directors" and is incorporated herein by reference pursuant to General Instruction G(3).



                                     PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) 1. Reference is made to the Financial Statements incorporated herein by reference to Part II, Item 8 hereof.

             2. All required schedules may be found in the Financial
                Statements and Notes to Financial Statements incorporated herein by reference to Part II, Item 8 hereof. Schedules I, III, IV, and V are omitted as they are not applicable.

             3. See (c) below.

        (b) Registrant filed a Form 8-K with the Securities and Exchange Commission on November 2, 1998 which contained a discussion and summary of certain risks faced by Registrant in the conduct of its businesses all or any one of which could affect future financial results. The risks discussed included litigation, environmental regulation, rates and CPUC regulation, adequacy of water supplies, water quality, weather, unregulated activities, potential Year 2000 risks, capital expenditures, economic conditions and condemnation. Included as exhibits to the form 8-K were the Amended and restated Articles of American States Water Company, the by-laws of American States Water Company, change-in-control agreements between American States Water Company, Southern California Water Company and certain executives, and change-in-control agreements between Southern California Water Company and certain executives. There were no financial statements filed with this Form 8-K.

        (c)     Exhibits -

                3.1 By-Laws of American States Water Company incorporated herein by reference to Registrant's Form 8-K, dated November 2, 1998. Commission File No. 333-47647.

                3.2     By-laws of Southern California Water Company.(1)

                3.3 Amended and Restated Articles of Incorporation of American States Water Company incorporated herein by reference to Registrant's Form 8-K, dated November 2, 1998. Commission File No. 333-47647.

                3.3.1 Certificate of Amendment of Articles of Incorporation, dated August 25, 1998, of American States Water Company.(1)

                3.4 Restated Articles of Incorporation of Southern California Water Company incorporated herein by reference to Registrant's Form 8-K, dated January 20, 1999. Commission File No. 000-01121.

                4.1 Amended and Restated Rights Agreement, dated January 25, 1999, by and between American States Water Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.(1)

                4.2 Indenture, dated September 1, 1993 between Southern California Water Company and Chemical Trust Company of California incorporated herein by reference to Registrant's Form 8-K. Registration No. 33-62832.

                10.1 Agreement of Merger dated as of June 25, 1998 by and among Southern California Water Company, SCW Acquisition Corp. and American States Water Company incorporated herein by reference to Registrant's Form 8-K, dated July 1, 1998. Commission File No. 333-47647.

                10.2 Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant's Registration Statement on Form S-2. Registration No. 33-5151.(2)

                10.3 Reimbursement Agreement, dated October 3, 1997, between Southern California Water Company and The Bank of Nova Scotia incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1997. Commission File No. 000-01121.

                10.4 Second Sublease dated October 5, 1984 between Southern California Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2. Registration No. 33-5151.

                10.5 Note Agreement dated as of May 15, 1991 between Southern California Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991. Commission File No. 000-01121.

                10.6 Schedule of omitted Note Agreements, dated May 15, 1991, between Southern California Water Company and Transamerica Annuity Life Insurance Company, and Southern California Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991. Commission File No. 000-01121.

                10.7 Loan Agreement between California Pollution Control Financing Authority and Southern California Water Company, dated as of December 1, 1996.(1)

                10.8 Agreement for Financing Capital Improvement dated as of June 2, 1992 between Southern California Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1992. Commission File No. 000-01121.

                10.9 Water Supply Agreement dated as of June 1, 1994 between Southern California Water Company and Central Coast Water Authority incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1994. Commission File No. 000-01121.

                10.10 Retirement Plan for Non-Employee Directors of Southern California Water Company, as amended, January 25, 1995 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1994. Commission File No. 000-01121.(2)

                10.11 Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Rule 424 (b) (3) filing dated August 28, 1998. (Registration No. 33-42218).

                10.12 Key Executive Long-Term Incentive Plan incorporated herein by reference to Registrant's 1995 Proxy Statement, Commission File No. 00 0-01121.(2)

                10.13 Energy Management Services Agreement between Southern California Water Company and Enova Energy, Inc. incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1996. Commission File No. 000-01121.

                10.14 Change in Control Agreements, dated as of October 27, 1998, between American States Water Company, Southern California Water Company and certain executives incorporated herein by reference to Registrant's Form 8-K filed November 2, 1998. Commission File No. 333-47647.(2)

                10.15 Change in Control Agreements, dated as of October 27, 1998, between Southern California Water Company and certain executives incorporated herein by reference to Registrant's Form 8-K filed November 2, 1998. Commission File No. 000-01121.(2)

                13.     1998 Annual Report to Shareholders.(1)

                21.     Subsidiaries of Registrant.

                23.     Consent of Independent Public Accountants.(1)

                27.     Schedule UT.(1)

        (d)     None.

                --------------------
                (1)     Filed concurrently herewith
                (2)     Management contract or compensatory arrangement

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN STATES WATER COMPANY
                                          and its subsidiary
                                          SOUTHERN CALIFORNIA WATER COMPANY



                                          By: /s/ McCLELLAN HARRIS III
                                             ---------------------------------
                                             McClellan Harris III
                                          Vice President - Finance, Treasurer,
                                          Chief Financial Officer and Secretary

                                          Date:  March 26, 1999

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



/s/        W. V. CAVENEY                              Date:   March 26, 1999
-------------------------------------------
           W. V. Caveney
Chairman of the Board and Director



/s/        FLOYD E. WICKS                                     March 26, 1999
-------------------------------------------
           Floyd E. Wicks
   Principal Executive Officer;
  President, CEO and Director



/s/        McCLELLAN HARRIS III                               March 26, 1999
---------------------------------------
           McClellan Harris III
Principal Financial and Accounting Officer;
CFO, VP - Finance, Treasurer and Secretary



/s/           LINDA J. MATLICK                                March 26, 1999
--------------------------------------------
              Linda J. Matlick
Controller - Southern California Water Company



/s/        JAMES L. ANDERSON                                  March 26, 1999
---------------------------------------
       James L. Anderson, Director

/s/             JEAN E. AUER                      .           March 26, 1999
-------------------------------------------------
            Jean E. Auer, Director



/s/          N. P. DODGE, JR.                     .           March 26, 1999
-------------------------------------------------
        N. P. Dodge, Jr., Director



/s/        ANNE M. HOLLOWAY               .                   March 26, 1999
----------------------------------------
       Anne M. Holloway, Director



/s/         ROBERT F. KATHOL                .                 March 26, 1999
------------------------------------------
       Robert F. Kathol, Director



/s/            LLOYD E. ROSS                     .            March 26, 1999
-----------------------------------------------
           Lloyd E. Ross, Director