Form 10-Q
period 1999-03-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 1999-05-12
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of May 12, 1999, the number of Common Shares outstanding, No Par Value with
     Stated Value of $2.50, of American States Water Company was 8,957,671, all of which are listed on the New York Stock Exchange.

    As of May 12, 1999, all of the 100 outstanding Common Shares of Southern
      California Water Company are owned by American States Water Company.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                                               PAGE NO.
                                                                                                               --------
PART I       FINANCIAL INFORMATION
Item 1:      Financial Statements                                                                                    1

             Consolidated Balance Sheets of American States Water Company as of
             March 31, 1999 and March 31, 1998                                                                     2-3

             Consolidated Statements of Income of American States Water Company for
             the Three Months Ended March 31, 1999 and March 31, 1998                                                4

             Consolidated Statements of Income of American States Water Company for
             the Twelve Months Ended March 31, 1999 and March 31, 1998                                               5

             Consolidated Statements of Cash Flow of American States Water Company for
             the Three Months Ended March 31, 1999 and March 31, 1998                                                6

             Consolidated Balance Sheets of Southern California Water Company as of
             March 31, 1999 and March 31, 1998                                                                     7-8
             Consolidated Statements of Income of Southern California Water Company for
             the Three Months Ended March 31, 1999 and March 31, 1998                                                9

             Consolidated Statements of Income of Southern California Water Company for
             the Twelve Months Ended March 31, 1999 and March 31, 1998                                              10

             Consolidated Statements of Cash Flow of Southern California Water Company for
             the Three Months Ended March 31, 1999 and March 31, 1998                                               11

             Notes to Financial Statements                                                                       12-13

Item 2:      Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                                                            14-27

PART II      OTHER INFORMATION

Item 1:      Legal Proceedings                                                                                   27-30

Item 2:      Changes in Securities                                                                                  30

Item 3:      Defaults Upon Senior Securities                                                                        30

Item 4:      Submission of Matters to a Vote of Security Holders                                                    31

Item 5:      Other Information                                                                                      31

Item 6:      Exhibits and Reports on Form 8-K                                                                       31

             Signatures                                                                                             32

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

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                     March 31,         December 31,
                                                       1999                1998
                                                   ------------        ------------
                                                    (Unaudited)

UTILITY PLANT, at cost                                      (in thousands)

  Water .................................          $    489,159        $    482,989
  Electric ..............................                35,171              35,171
                                                   ------------        ------------

                                                        524,330             518,160
  Less - Accumulated depreciation .......              (141,894)           (138,423)
                                                   ------------        ------------

                                                        382,436             379,737
  Construction work in progress .........                39,295              35,016
                                                   ------------        ------------

                                                        421,731             414,753
                                                   ------------        ------------

OTHER PROPERTY AND INVESTMENTS ..........                   763               1,077
                                                   ------------        ------------

CURRENT ASSETS
  Cash and cash equivalents .............                 1,820                 620
  Accounts receivable -
    Customers, less reserves of $349
      in 1999 and $403 in 1998 ..........                 6,890               7,626
    Other ...............................                 5,498               5,301
  Unbilled revenue ......................                 9,061               9,303
  Materials and supplies, at average cost                 1,068                 994
  Supply cost balancing accounts ........                 4,774               4,300
  Prepayments and other .................                 5,940               5,988
  Accumulated deferred income taxes - net                 5,143               5,156
                                                   ------------        ------------

                                                         40,194              39,288
                                                   ------------        ------------

DEFERRED CHARGES
  Regulatory tax-related assets .........                21,258              21,506
  Other deferred charges ................                 8,854               8,047
                                                   ------------        ------------
                                                         30,112              29,553
                                                   ------------        ------------

                                                   $    492,800        $    484,671
                                                   ============        ============


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                     March 31,       December 31,
                                                       1999              1998
                                                   ------------      ------------
                                                   (Unaudited)

                                                            (in thousands)
CAPITALIZATION
  Common shareholders' equity ...........          $    154,393      $    154,299
  Preferred shares ......................                 1,600             1,600
  Preferred shares subject to mandatory
    redemption requirements .............                   400               400
  Long-term debt ........................               160,469           120,809
                                                   ------------      ------------

                                                        316,862           277,108
                                                   ------------      ------------

CURRENT LIABILITIES
  Notes payable to banks ................                  --              38,000
  Long-term debt and preferred shares
    due within one year .................                   598               260
  Accounts payable ......................                 9,623            10,218
  Taxes payable .........................                 6,467             5,900
  Accrued interest ......................                 2,934             1,405
  Other accrued liabilities .............                 8,796             7,985
                                                   ------------      ------------

                                                         28,418            63,768
                                                   ------------      ------------

OTHER CREDITS
  Advances for construction .............                56,634            54,743
  Contributions in aid of construction ..                37,828            36,530
  Accumulated deferred income taxes - net                47,476            46,902
  Unamortized investment tax credits ....                 3,133             3,155
  Regulatory tax-related liability ......                 1,895             1,906
  Other .................................                   554               559
                                                   ------------      ------------

                                                        147,520           143,795
                                                   ------------      ------------

                                                   $    492,800      $    484,671
                                                   ============      ============


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                       -------------------------------
                                                           1999               1998
                                                       ------------       ------------
                                                            (in thousands, except
                                                              per share amounts)
OPERATING REVENUES
    Water ...................................          $     32,259       $     26,166
    Electric ................................                 3,873              3,789
                                                       ------------       ------------

                                                             36,132             29,955
                                                       ------------       ------------
OPERATING EXPENSES
    Water purchased .........................                 6,948              5,268
    Power purchased for pumping .............                 1,442              1,306
    Power purchased for resale ..............                 1,191              1,387
    Groundwater production assessment .......                 1,710              1,480
    Supply cost balancing accounts ..........                  (474)              (316)
    Other operating expenses ................                 3,538              3,261
    Administrative and general expenses .....                 6,384              5,363
    Depreciation ............................                 3,510              2,974
    Maintenance .............................                 2,138              1,836
    Taxes on income .........................                 2,267              1,469
    Other taxes .............................                 1,624              1,545
                                                       ------------       ------------

                                                             30,278             25,573
                                                       ------------       ------------

    Operating income ........................                 5,854              4,382
OTHER INCOME/(LOSS) .........................                    99                143
                                                       ------------       ------------

    Income before interest charges ..........                 5,953              4,525
INTEREST CHARGES ............................                 2,976              2,682
                                                       ------------       ------------

NET INCOME ..................................                 2,977              1,843
DIVIDENDS ON PREFERRED SHARES ...............                   (22)               (23)
                                                       ------------       ------------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..          $      2,955       $      1,820
                                                       ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                 8,958              8,958
                                                       ============       ============

Basic Earnings Per Common Share .............          $       0.33       $       0.20
                                                       ============       ============

Dividends Declared Per Common Share .........          $      0.320       $      0.315
                                                       ============       ============


     The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                           Twelve Months Ended
                                                                March 31,
                                                       -----------------------------
                                                          1999                1998
                                                       ---------           ---------
                                                           (in thousands, except
                                                             per share amounts)
OPERATING REVENUES
    Water ...................................          $ 140,952           $ 138,567
    Electric ................................             13,284              12,937
                                                       ---------           ---------

                                                         154,236             151,504
                                                       ---------           ---------
OPERATING EXPENSES
    Water purchased .........................             32,512              35,747
    Power purchased for pumping .............              7,145               7,578
    Power purchased for resale ..............              4,817               5,183
    Groundwater production assessment .......              7,797               7,203
    Supply cost balancing accounts ..........               (129)              1,938
    Other operating expenses ................             14,739              12,856
    Administrative and general expenses .....             23,006              22,183
    Depreciation ............................             13,073              11,199
    Maintenance .............................              7,613               7,069
    Taxes on income .........................             10,928              10,194
    Other taxes .............................              6,203               6,250
                                                       ---------           ---------

                                                         127,704             127,400
                                                       ---------           ---------

    Operating income ........................             26,532              24,104
OTHER INCOME/(LOSS) .........................                725                 857
                                                       ---------           ---------

    Income before interest charges ..........             27,257              24,961
INTEREST CHARGES ............................             11,501              10,369
                                                       ---------           ---------

NET INCOME ..................................             15,756              14,592
DIVIDENDS ON PREFERRED SHARES ...............                (89)                (92)
                                                       ---------           ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..          $  15,667           $  14,500
                                                       =========           =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              8,958               8,958
                                                       =========           =========

Basic Earnings Per Common Share .............          $    1.75           $    1.62
                                                       =========           =========

Dividends Declared Per Common Share .........          $   1.265           $   1.250
                                                       =========           =========


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                1999               1998
                                                              --------           --------
                                                                    (in thousands)
CASH FLOWS FROM
Operating Activities:
     Net income ......................................        $  2,977           $  1,843
    Adjustments for non-cash items:
    Depreciation and amortization ....................           3,640              3,117
      Deferred income taxes and
        investment tax credits .......................             802              1,950
      Other - net ....................................            (751)            (1,035)
    Changes in assets and liabilities:
      Accounts receivable ............................             736              1,933
      Prepayments ....................................              48              1,473
      Supply cost balancing accounts .................            (474)              (317)
      Accounts payable ...............................            (595)              (690)
      Taxes payable ..................................             567             (2,273)
      Unbilled revenue ...............................             242              1,506
      Other ..........................................           2,404               (495)
                                                              --------           --------
        Net Cash Provided ............................           9,596              7,012
                                                              --------           --------

Investing Activities:
   Construction expenditures .........................          (8,887)            (7,575)
                                                              --------           --------
         Net Cash Used ...............................          (8,887)            (7,575)
                                                              --------           --------

  Financing Activities:
    Issuance of securities ...........................            --               15,000
    Receipt of advances and contributions ............           2,128                755
    Proceeds from long-term debt, net of
      redemption of preferred shares .................          39,660                (11)
    Refunds on advances ..............................            (409)              (312)
    Repayments of  notes payable to banks ............         (38,000)           (14,000)
    Common and preferred dividends paid ..............          (2,888)            (2,845)
                                                              --------           --------
         Net Cash Provided/(Used) ....................             491             (1,413)
                                                              --------           --------

  Net Increase (Decrease) in Cash and Cash Equivalents           1,200             (1,976)

  Cash and Cash Equivalents, Beginning of period .....             620              4,186
                                                              --------           --------

  Cash and Cash Equivalents, End of period ...........        $  1,820           $  2,210
                                                              ========           ========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                     March 31,         December 31,
                                                       1999                1998
                                                   ------------        ------------
                                                    (Unaudited)
                                                            (in thousands)
UTILITY PLANT, at cost ..................

  Water .................................          $    489,159        $    482,989
  Electric ..............................                35,171              35,171
                                                   ------------        ------------

                                                        524,330             518,160
  Less - Accumulated depreciation .......              (141,894)           (138,423)
                                                   ------------        ------------

                                                        382,436             379,737
  Construction work in progress .........                39,295              35,016
                                                   ------------        ------------

                                                        421,731             414,753
                                                   ------------        ------------

OTHER PROPERTY AND INVESTMENTS ..........                   763                 763
                                                   ------------        ------------

CURRENT ASSETS
  Cash and cash equivalents .............                 1,524                 524
  Accounts receivable -
    Customers, less reserves of $349
      in 1999 and $403 in 1998 ..........                 6,865               7,498
    Other ...............................                 5,467               5,376
  Unbilled revenue ......................                 9,061               9,303
  Materials and supplies, at average cost                 1,068                 994
  Supply cost balancing accounts ........                 4,774               4,300
  Prepayments and other .................                 5,940               5,988
  Accumulated deferred income taxes - net                 5,163               5,173
                                                   ------------        ------------
                                                         39,862              39,156
                                                   ------------        ------------

DEFERRED CHARGES
  Regulatory tax-related assets .........                21,259              21,506
  Other deferred charges ................                 8,737               7,997
                                                   ------------        ------------
                                                         29,996              29,503
                                                   ------------        ------------

                                                   $    492,352        $    484,175
                                                   ============        ============


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                     March 31,       December 31,
                                                       1999              1998
                                                   ------------      ------------
                                                    (Unaudited)

                                                           (in thousands)
CAPITALIZATION
  Common shareholders' equity ...........          $    155,726      $    155,721
  Long-term debt ........................               160,469           120,809
                                                   ------------      ------------

                                                        316,195           276,530
                                                   ------------      ------------

CURRENT LIABILITIES
  Notes payable to banks ................                  --              38,000
  Long-term debt and preferred shares
    due within one year .................                   598               260
  Accounts payable ......................                 9,544            10,054
  Taxes payable .........................                 6,767             6,147
  Accrued interest ......................                 2,934             1,405
  Other accrued liabilities .............                 8,796             7,984
                                                   ------------      ------------

                                                         28,639            63,850
                                                   ------------      ------------

OTHER CREDITS
  Advances for construction .............                56,634            54,744
  Contributions in aid of construction ..                37,828            36,530
  Accumulated deferred income taxes - net                47,476            46,902
  Unamortized investment tax credits ....                 3,133             3,155
  Regulatory tax-related liability ......                 1,895             1,906
  Other .................................                   552               558
                                                   ------------      ------------

                                                        147,518           143,795
                                                   ------------      ------------

                                                   $    492,352      $    484,175
                                                   ============      ============


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                             Three Months Ended
                                                                 March 31,
                                                          1999               1998
                                                       ----------         ----------
                                                         ($ in thousands, except
                                                            per share amounts)
OPERATING REVENUES
    Water ...................................          $   32,213         $   26,166
    Electric ................................               3,873              3,789
                                                       ----------         ----------

                                                           36,086             29,955
                                                       ----------         ----------
OPERATING EXPENSES
    Water purchased .........................               6,948              5,268
    Power purchased for pumping .............               1,442              1,306
    Power purchased for resale ..............               1,191              1,387
    Groundwater production assessment .......               1,710              1,480
    Supply cost balancing accounts ..........                (474)              (316)
    Other operating expenses ................               3,528              3,261
    Administrative and general expenses .....               6,322              5,363
    Depreciation ............................               3,376              2,974
    Maintenance .............................               2,137              1,836
    Taxes on income .........................               2,316              1,469
    Other taxes .............................               1,623              1,545
                                                       ----------         ----------

                                                           30,119             25,573
                                                       ----------         ----------

    Operating income ........................               5,967              4,382
OTHER INCOME/(LOSS) .........................                  99                143
                                                       ----------         ----------
    Income before interest charges ..........               6,066              4,525
INTEREST CHARGES ............................               2,976              2,682
                                                       ----------         ----------
NET INCOME ..................................               3,090              1,843

DIVIDENDS ON PREFERRED SHARES ...............                --                  (23)
                                                       ----------         ----------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..          $    3,090         $    1,820
                                                       ==========         ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                 100                100
                                                       ==========         ==========
Basic Earnings Per Common Share .............          $   30,900         $   18,200
                                                       ==========         ==========
Dividends Declared Per Common Share .........          $   30,900         $   28,216
                                                       ==========         ==========


The accompanying notes are an integral part of these financial statements. All Information has been adjusted to reflect formation of holding company in 1998.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                            Twelve Months Ended
                                                                 March 31,
                                                          1999                1998
                                                       ----------          ----------
                                                           ($ in thousands, except
                                                              per share amounts)
OPERATING REVENUES
    Water ...................................          $  140,840          $  138,567
    Electric ................................              13,284              12,937
                                                       ----------          ----------

                                                          154,124             151,504
                                                       ----------          ----------
OPERATING EXPENSES
    Water purchased .........................              32,512              35,747
    Power purchased for pumping .............               7,145               7,578
    Power purchased for resale ..............               4,817               5,183
    Groundwater production assessment .......               7,797               7,203
    Supply cost balancing accounts ..........                (129)              1,938
    Other operating expenses ................              14,702              12,856
    Administrative and general expenses .....              22,842              22,183
    Depreciation ............................              12,672              11,199
    Maintenance .............................               7,612               7,069
    Taxes on income .........................              11,207              10,194
    Other taxes .............................               6,201               6,250
                                                       ----------          ----------

                                                          127,378             127,400
                                                       ----------          ----------

    Operating income ........................              26,746              24,104
OTHER INCOME/(LOSS) .........................               1,186                 857
                                                       ----------          ----------

    Income before interest charges ..........              27,932              24,961
INTEREST CHARGES ............................              11,500              10,369
                                                       ----------          ----------

NET INCOME ..................................              16,432              14,592
DIVIDENDS ON PREFERRED SHARES ...............                 (23)                (92)
                                                       ----------          ----------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..          $   16,409          $   14,500
                                                       ==========          ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                 100                 100
                                                       ==========          ==========

Basic Earnings Per Common Share .............          $  164,090          $  145,000
                                                       ==========          ==========

Dividends Declared Per Common Share .........          $  118,004          $  111,523
                                                       ==========          ==========


The accompanying notes are an integral part of these financial statements. All information has been adjusted to reflect formation of holding company in 1998.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                              ---------------------------
                                                                 1999             1998
                                                              ----------       ----------
                                                                   (in thousands)
CASH FLOWS FROM -
  Operating Activities:
     Net income ......................................        $    3,090       $    1,843
    Adjustments for non-cash items:
    Depreciation and amortization ....................             3,506            3,117
      Deferred income taxes and
        investment tax credits .......................               799            1,950
      Other - net ....................................              (867)          (1,035)
    Changes in assets and liabilities:
      Accounts receivable ............................               633            1,933
      Prepayments ....................................                48            1,473
      Supply cost balancing accounts .................              (474)            (317)
      Accounts payable ...............................              (549)            (690)
      Taxes payable ..................................               620           (2,273)
      Unbilled revenue ...............................               242            1,506
      Other ..........................................             2,550             (495)
                                                              ----------       ----------
        Net Cash Provided ............................             9,598            7,012
                                                              ----------       ----------
Investing Activities:
   Construction expenditures .........................            (8,887)          (7,575)
                                                              ----------       ----------
         Net Cash Used ...............................            (8,887)          (7,575)
                                                              ----------       ----------
  Financing Activities:
    Issuance of securities ...........................              --             15,000
    Receipt of advances and contributions ............             2,128              755
    Proceeds from long-term debt, net of
      redemption of preferred shares .................            39,660              (11)
    Refunds on  advances .............................              (409)            (312)
    Repayments of notes payable to banks .............           (38,000)         (14,000)
    Common and preferred dividends paid ..............            (3,090)          (2,845)
                                                              ----------       ----------
         Net Cash Provided/(Used) ....................               289           (1,413)
                                                              ----------       ----------
  Net Increase (Decrease) in Cash and Cash Equivalents             1,000           (1,976)
  Cash and Cash Equivalents, Beginning of period .....               524            4,186
                                                              ----------       ----------
  Cash and Cash Equivalents, End of period ...........        $    1,524       $    2,210
                                                              ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. American States Water Company (AWR) was incorporated in 1998 in connection with the formation of a holding company by Southern California Water Company (SCW) and became a public company on July 1, 1998. AWR has no material assets other than the common stock of Southern California Water Company (SCW). SCW is a public utility company engaged principally in the purchase, production, distribution and sale of water, and the distribution and sale of electric energy in several mountain communities. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively.

2. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 24 through 31 of the 1998 Annual Report to Shareholders of AWR under the caption "Notes to Financial Statements."

3.      Basic earnings per common share are calculated pursuant to SFAS No. 128
        - Earnings per Share - and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Registrant has no dilutive securities outstanding and, accordingly, diluted earnings per share is not shown.

4. On April 22, 1998, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project ("SWP"). SCW's current investment in SWP is approximately $1.8 million and is included in utility plant. SCW is investigating its options to recover its investment in SWP including contributions from developers on a per-lot or other basis or, failing that, sale of its 500 acre-foot entitlement in SWP. Management believes the value of the asset will be recovered. See the section entitled "Rates and Regulation" for more information.

5. SCW implemented increased water rates in six rate-making districts in January 1999. SCW has filed applications to increase rates in four water ratemaking districts, effective January 2000. See the section entitled "Rates and Regulation" for more information.

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

7. AWR currently has two principal business units: water service and electric distribution utility operations conducted through its SCW subsidiary, and non-regulated activities through its ASUS subsidiary. All activities of Registrant currently are geographically located within the State of California, except for one contract providing customer service and billing services to a utility located in the state of Arizona. SCW is a regulated utility which operates both water and electric systems. Registrant has no material operations other than its SCW subsidiary. On a stand alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW's operating segments. SCW manages its operations on a regional basis using the five categories below as broad-level measures of profitability. In addition to the amounts set forth, certain assets have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.

(dollars in thousands)                                        For The Three Months Ended March 31, 1999
----------------------------------------------------------------------------------------------------------------
                                                                         Water                         Electric
                                                      ------------------------------------------
                                                       Region I        Region II      Region III
                                                      ----------      ----------      ----------      ----------
Operating revenues                                    $    5,322      $   14,872      $   12,016      $    3,876
Operating income before income taxes                         818           2,915           2,917           1,633
Identifiable assets                                      100,478         126,049         170,099          24,048
Depreciation expense                                         684           1,009           1,348             335
Capital additions                                          3,721           4,308           2,392             471
                                                      ----------      ----------      ----------      ----------

(dollars in thousands)                                        For The Three Months Ended March 31, 1998
----------------------------------------------------------------------------------------------------------------
                                                                         Water                         Electric
                                                      ------------------------------------------
                                                       Region I        Region II      Region III
                                                      ----------      ----------      ----------      ----------
Operating revenues                                    $    4,638      $   12,117      $    9,408      $    3,792
Operating income before income taxes                         756           2,505           1,277           1,313
Identifiable assets                                       88,178         113,897         161,386          26,234
Depreciation expense                                         639             843           1,229             263
Capital additions                                     $    3,103      $    2,436      $    3,917      $      352
                                                      ----------      ----------      ----------      ----------


(dollars in thousands)                                       For The Twelve Months Ended March 31, 1999
----------------------------------------------------------------------------------------------------------------
                                                                         Water                         Electric
                                                      ------------------------------------------
                                                       Region I        Region II      Region III
                                                      ----------      ----------      ----------      ----------
Operating revenues                                    $   25,611      $   60,026      $   55,192      $   13,295
Operating income before income taxes                       6,861          12,142          14,783           4,167
Identifiable assets                                      100,478         126,049         170,099          24,048
Depreciation expense                                       2,601           3,537           4,819           1,715
Capital additions                                         13,936          24,929           5,656           1,846
                                                      ----------      ----------      ----------      ----------


(dollars in thousands)                                       For The Twelve Months Ended March 31, 1998
---------------------------------------------------------------------------------------------------------------
                                                                        Water                         Electric
                                                     ------------------------------------------
                                                      Region I        Region II      Region III
                                                     ----------      ----------      ----------      ----------
Operating revenues                                   $   24,404      $   60,272      $   53,879      $   12,949
Operating income before income taxes                      6,210          11,449          12,578           4,061
Identifiable assets                                      88,178         113,897         161,386          26,234
Depreciation expense                                      2,375           3,123           4,685           1,016
Capital additions                                    $   11,253      $   19,575      $   11,283      $    2,085
                                                     ----------      ----------      ----------      ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING INFORMATION

                Certain matters discussed in this report (including any documents incorporated herein by reference) are forward-looking statements intended to qualify for the "safe harbor" from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company or Registrant "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, liquidity and capital resources, opportunities related to operations of municipally-owned water systems and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand; future climatic conditions; legislative, regulatory and other circumstances affecting anticipated revenues and costs; and abilities of other companies to remain or become year 2000 ready.

GENERAL

                American States Water Company (AWR) was incorporated in 1998 in connection with the formation of a holding company by Southern California Water Company (SCW) and became a public company on July 1, 1998. AWR has no material assets other than the common stock of SCW. SCW is a public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the California Public Utilities Commission
(CPUC) and was incorporated on December 31, 1929 under the laws of the State of California. AWR has another subsidiary, American States Utility Services, Inc.
(ASUS) which contracts to lease, operate and maintain governmentally owned water and wastewater systems and to provide other services to local governments to assist them in the operation and maintenance of their water and wastewater systems. Neither AWR nor ASUS are regulated by the CPUC.

                SCW is organized into three regions and one electric customer service area operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I incorporates 7 customer service areas in northern and central California, Region II has 4 customer service areas located in Los Angeles; Region III incorporates 10 water customer service areas. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold by SCW to customers in its Bear Valley Electric customer service area was purchased under an energy brokerage contract with Sempra Energy Corporation.

                SCW served 242,882 water customers and 20,898 electric customers at March 31, 1999, or a total of 263,780 customers, compared with 262,338 total customers at March 31, 1998.

                SCW's utility operations exhibit seasonal trends. Although SCW's water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 94.0% and 90.8% of total water revenues for the three and twelve months ended March 31, 1999, respectively as compared to 98.0% and 93.2% for the three and twelve months ended March 31, 1998, respectively.

RESULTS OF OPERATION

                Basic earnings per common share for the three months ended March 31, 1999 increased by 65.0% to $0.33 per share as compared to $0.20 per share for the comparable period last year. Basic earnings for the twelve months ended March 31, 1999 increased by 8.0% to $1.75 per share as compared to $1.62 per share for the twelve months ended March 31, 1998. The increase in the recorded results primarily reflects higher revenues during the first quarter of 1999 as is more fully discussed below.

                As compared to last year, water sales volumes for the three months ended March 31, 1999 increased by 15.9% due primarily to the much drier and warmer weather conditions throughout Southern California this year. Water sales volumes for the twelve months ended March 31, 1999 decreased by 5.1% as compared to the comparable period last year reflecting reduced sales during the second quarter of 1998 as a result of the "El Nino" weather condition. Water operating revenues for the three months ended March 31, 1999 increased by 23.3% from the same time period ended March 31, 1998 due to the increase in water volumes sold and the general rate increases effective January 1, 1999. As compared to the twelve months ended March 31, 1998, water operating revenues increased by 1.7% reflecting the net effect of lower water volumes sold and general rate increases. Registrant implemented new rates in six of its customer service areas in January 1999. See the section entitled "Rates and Regulation" for more information.

                Kilowatt-hour sales of electricity increased by 7.4% and 6.1%, respectively, for the three and twelve months ended March 31, 1999 as compared to last year due principally to lack of winter snows experienced in Registrant's service area during the quarter, which increased the use of snow-making machines. Electric operating revenues for the three and twelve month periods ending March 31, 1999 increased by 2.2% and 2.7%, respectively, over the comparable periods last year due principally to the increase in kilowatt-hour sales to industrial power users, of which rates are relatively lower.

                Purchased water costs increased by 31.9% for the three months ended March 31, 1999 as compared to the same period ending in 1998 due to an increase in volumes purchased. The three-month comparison is also affected by reimbursements of approximately $852,000 received during the first quarter of 1998 compared with reimbursements of $286,000 received during the quarter ended March 31, 1999. Purchased water costs for the twelve months ended March 31, 1999 decreased by 9.0% reflecting a 11.9% decrease in volumes purchased.

                The cost of power purchased for pumping increased by 10.4% for the three months ended March 31, 1999 due primarily to an increase in pumped groundwater in Registrant's total water supply. For the twelve months ended March 31, 1999, the cost decreased by 5.7% chiefly as the result of reduced energy costs from SCW's suppliers.

                As compared to the three and twelve months ended March 31, 1998, the cost of power purchased for resale decreased by 14.1% and 7.1%, respectively, for the three and twelve months ended March 31, 1999 due to reduced accruals for energy demand from Registrant's energy supplier. Additional accruals will be implemented in the second quarter of 1999.

                Groundwater production assessments are 15.5% higher for the three months ended March 31, 1999 due to increased volumes of pumped water in SCW's total water supply. For the twelve months ended March 31, 1999, groundwater production assessments increased by 8.2% reflecting additional assessments associated with increased pumping in SCW's Metropolitan and Orange County customer service areas.

                A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. Registrant currently has a net under-collection position. Recovery of previously under-collected supply cost was lower for the three and twelve months ended March 31, 1999 than the same periods of 1998 due to expiration of surcharges designed to recover those costs. It is anticipated that new rates effective January 1999 will increase collection of these under-collected costs. The balancing account mechanism insulates earnings from changes in the unit cost of supply costs which are outside the immediate control of Registrant. However, the balancing account is not designed to insulate earnings against changes in supply mix.

                Other operating expenses increased by 8.5% for the three months ended March 31, 1999 as compared to the same periods ended March 31, 1998 reflecting increased costs for water treatment and laboratory testing, and higher amounts accrued for uncollectibles, as the result of increased revenues. As compared to the twelve months ended March 31, 1998, other operating expenses increased by 14.6% due chiefly to an increase in the amount of time being charged to this category.

                Administrative and general expenses increased by 19.0% and 3.7% for the three months and twelve months ended March 31, 1999 as compared to the same periods ended March 31, 1998. This increase is due principally to an increase in costs associated with the terminated acquisition of Dominguez Services Corp., increased employee benefit costs, and additional amounts reserved for legal proceedings. See the section entitled "Legal Proceedings" for more information.

                Depreciation expense increased by 18.0% and 16.7%, respectively, for the three and twelve months ended March 31, 1999 reflecting, among other things, the effects of recording approximately $38 million in net plant additions during 1998, depreciation on which began in January 1999. In addition, the final amortization of start-up and organizational costs associated with the formation of AWR is reflected in the twelve months ended March 31, 1999. There were no similar amortization costs for the twelve months ended March 31, 1998.

                Maintenance expense increased by 16.4% and 7.7% for the three and twelve months ended March 31, 1999 as compared to the three and twelve months ended March 31, 1998, respectively, reflecting the effects of the wet weather conditions experienced earlier in 1998 which hindered maintenance activities.

                Taxes on income increased by 54.3% and 7.2% for the three and twelve months ended March 31, 1999 as compared to the three and twelve months ended March 31, 1998 as a result of higher pre-tax income.

                Other taxes increased by 5.1% for the three months ended March 31, 1999 as compared to the same period last year due to increased franchise fees resulting from higher revenues. For the twelve months ended March 31, 1999, the other tax expense decreased slightly chiefly as the result of reduced payroll related taxes.

                Other income decreased by 30.8% for the three months ended March 31, 1999 as compared to the same period last year resulting from the sale of a water lease right in February of 1998. There was no similar income for the three months ended March 31, 1999. As compared to the twelve months ended March, 1998, other income decreased by 15.4% in the comparable period ended March 31, 1999 due principally to costs incurred in December 1998 associated with termination of Registrant's non-regulated joint venture agreement.

                Interest expense increased by 11.0% and 10.9% for the three and twelve months ended March 31, 1999 as compared to the three and twelve months ended March 31, 1998, respectively. The increases are due to $40 million in additional long-term debt issued in January, 1999, partially offset by retirement of $10 million of 10.10% note in December, 1998.

LIQUIDITY AND CAPITAL RESOURCES

                AWR funds its operating expenses, dividends on its outstanding Common and Preferred Shares and makes its mandatory sinking fund payments principally through dividends from SCW. AWR has filed a Registration Statement with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. The proceeds will be used primarily for investment in its subsidiaries.

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

                SCW issued $40 million in long-term debt in January 1999 under a Registration Statement filed with the SEC. The funds were used to reduce short-term bank borrowings. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $47 million as of March 31, 1999. As of that date, there was no borrowing against these lines. Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses.

                SCW's construction program is designed to ensure its customers high quality service. SCW maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW's Board of Directors has approved anticipated net capital expenditures of approximately $42.1 million for 1999. Neither AWR nor ASUS have any material capital expenditures.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk. The disclosure required is, therefore, not applicable.

WATER SUPPLY

                For the three months ended March 31, 1999, SCW supplied a total of 16,065,000 ccf of water as compared to 13,886,000 ccf for the three months ended March 31, 1998. Of the total 16,065,000 ccf of water supplied during the first quarter of 1999, approximately 62.2% came from pumped sources and 37.7% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. The remaining 0.1% of total supply came from the United States Bureau of Reclamation (the "Bureau) under a no-cost contract. For the three months ended March 31, 1998, 63.7%, 36.2% and 0.1% was supplied from pumped sources, purchased from MWD and the Bureau, respectively.

                During the twelve months ended March 31, 1999, SCW supplied 80,556,000 ccf of water as compared to 84,050,000 ccf supplied during the twelve months ended March 31, 1998. During the twelve month period ended March 31, 1999, pumped sources provided 60.6% of total supply, 39.3% was purchased from MWD and the remaining 0.1% was supplied by the Bureau. For the twelve months ended March 31, 1998, 55.5%, 42.7% and 1.8%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

                The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. SCW has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project (SWP). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies from these sources are anticipated to continue to remain adequate through 1999. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project in the State of Arizona. In response, MWD has taken a number of steps to construct additional storage capacity and increase available water supplies, including effecting transfers of water rights from other sources.

                The outlook for water supply in 1999 remains favorable. The California Department of Water Resources (DWR) has announced that during 1999, an abundant water supply will be available to the State Water Project and DWR expects to make 100 percent of water deliveries. In those customer services areas of SCW which pump groundwater, overall groundwater conditions remains at adequate levels.

ENVIRONMENTAL MATTERS

        1996 Amendments to Federal Safe Drinking Water Act

                On August 6, 1996, amendments (the "1996 SDWA amendments) to the Safe Drinking Water Act (the "SDWA) were signed into law. The 1996 SDWA revised the 1986 amendments to the SDWA with a new process for selecting and regulating contaminants. The U. S. Environmental Protection Agency (EPA) can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide "a meaningful opportunity for health risk reduction." The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The new law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current regulations, however, remain in place and are not subject to the new standard-setting provisions. The DOHS, acting on behalf of the EPA, administers the EPA's program in California.

                The 1996 SDWA amendments allow the EPA for the first time to base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The EPA must base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that involve the setting of maximum contaminant levels (MCL's), the EPA must use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk-reduction benefits and cost for each such MCL.

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

        Proposed Enhanced Surface Water Treatment Rule

                On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule (ESWTR) which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPA's Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA has adopted an Interim ESWTR applicable only to systems serving greater than 10,000 persons. The long-term ESWTR, in any of the forms currently proposed, would apply to each of SCW's five surface water treatment plants and is expected to be promulgated by November 2000. However, because it is impossible to predict the version of the ESWTR that will be promulgated, Registrant is unable to predict what additional costs, if any, will be incurred to comply with the ESWTR.

        Regulation of Disinfection/Disinfection By-Products

                Registrant is also subject to the new regulations concerning disinfection/disinfection by-products (DBP's), Stage I of which regulations were effective in November, 1998 with full compliance required by 2001. Stage I requires reduction of tri-halomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. Two of SCW's systems are immediately impacted by this rule. SCW implemented modifications to the treatment process in its Bay Point and Cordova systems. It is anticipated that both systems will be in full compliance by 2001.

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

        Matters Relating to Arden-Cordova System

                In January, 1997, SCW was notified that ammonium perchlorate in amounts above the state-determined action level had been detected in three of its 27 wells serving its Arden-Cordova system. Aerojet-General Corporation has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. SCW took the three wells detected with ammonium perchlorate out of service at that time. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, DOHS has established an action level of 18 parts per billion (ppb) which required SCW to notify customers in its Arden-Cordova customer service area of detection of ammonium perchlorate in amounts in excess of this action level. In April, 1997, SCW found ammonium perchlorate in three additional wells and, at that time, removed those wells from service until it was determined that the levels were below the state-determined action level. Those wells were returned to service. SCW periodically monitors these wells to determine that levels of perchlorate are below the action level currently in effect.

                In February 1998, SCW was informed that a substance called nitrosodimethylemine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in three of its wells in its Arden-Cordova system. Each of the wells has been removed from service. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corporation. Aerojet-General Corporation has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source(s) of water supply in SCW's Arden-Cordova customer service area as well as reimburse SCW for costs associated with the drilling and equipping of two new wells.

                SCW and Aerojet-General Corporation are in negotiations on other matters related to procedures to address cleanup of the contaminated wells, costs associated with the cleanup, costs associated with increased costs of purchased water as compared to pumped sources and costs associated with developing new sources of groundwater supply. SCW and Aerojet-General Corporation have reached an agreement in principal on these matters. The agreement requires initial payment of approximately $950,000 for costs associated with certain water supply facilities. The remainder of the costs are subject to further reimbursement, including interest, over no more than a fifteen month period. The reimbursement from Aerojet-General reduces SCW's utility plant and costs of purchased water.

        Matters Relating to Culver City System

                The compound, methyl tertiary butyl ether (MTBE), has been detected in the Charnock Basin, located in the city of Santa Monica and within SCW's Culver City customer service area. MTBE is an oxygenate used in reformulated fuels. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, SCW removed two of its wells in the Culver City system from service in October, 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells has been found to be contaminated with MTBE. SCW is purchasing water from the MWD at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

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

        Bear Valley Electric

                SCW has been, in conjunction with the Southern California Edison unit of Edison International, planning to upgrade transmission facilities to 115kv (the "115kv Project")in order to meet increased energy and demand requirements. The 115kv Project is subject to an environmental impact report
(EIR) and delays in approval of the EIR may impact service in SCW's Bear Valley electric customer service area. SCW has, however, taken other measures, including some measures that will be enacted on an emergency basis, to meet load growth in order mitigate delays in approval of the EIR.

RATES AND REGULATION

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

                New water rates were implemented in three of SCW's customer service areas in January 1, 1998 to recover costs associated with capital projects in those areas. Step increases in rates were effective in April 1998 in Barstow and in May 1998 in Santa Maria. Increased rates for six additional water ratemaking districts and recovery of costs associated with SCW's general office functions were effective January 1, 1999. Step increases in rate for Arden-Cordova, Bay Point and Los Osos were also effective in January, 1999.

                Applications to increase water rates were filed for four water ratemaking districts in March 1999. The new rates, if authorized in total or in part by the CPUC, would be effective January 1, 2000.

                SCW has filed an application with the CPUC to combine tariff schedules into regional rates for the customer service areas that make up SCW's Region III. A final decision from the CPUC is anticipated by the fourth quarter of 1999.

                In January 1998, the CPUC authorized a memorandum account for legal expenses associated with Registrant's involvement in water quality related lawsuits in its San Gabriel Valley customer service area. In March 1998, the CPUC authorized similar memorandum accounts for Registrant's Arden-Cordova and Simi Valley customer service areas. Moreover, and partially in response to the lawsuits, the CPUC has initiated an Order Instituting Investigation (OII) into whether its existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by water utilities, including Registrant, under its jurisdiction. See the section entitled "Legal Proceedings" for more information.

                The CPUC also has two active Orders Instituting Rulemaking (OIR)
- one to provide guidelines for acquisition and mergers of water companies; the other to provide guidelines for the privatization and excess capacity as it relates to investor-owned water companies. Settlement discussions have begun in both OIR's although Registrant is unable to predict the outcome of such discussions or whether the CPUC will issue guidelines under either or both of the OIR's.

                On April 22, 1999, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the state Water Project ("SWP"). SCW's current investment in SWP is approximately $1.8 million and is included in utility plant. SCW is investigating its options to recover its investment in SWP including contributions from developers on a per-lot or other basis or, failing that, sale of its 500 acre-foot entitlement in SWP. See the "Notes to Financial Statements" for more information.

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

                To date, there have been no significant costs associated with Y2K readiness that have not been approved by the CPUC for recovery through rates. Registrant estimates that it may incur up to $800,000 in expense depending on the results of on-going tests, to address Y2K readiness. Registrant believes that the future costs, which are prudently incurred, will also be allowed for recovery through rates. The CPUC has notified all utilities under its jurisdiction, including SCW, that it will review their Y2K preparations.

RISK FACTOR SUMMARY

                This section (written in plain English) summarizes certain risks of our business that may affect our future financial results. We also periodically file with the Securities and Exchange Commission documents that include more information on these risks. It is important for investors to read these documents.

        Litigation

        SCW has recently been sued in nine water-quality related lawsuits:

        o a suit filed on April 24, 1997 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site

        o a suit filed on November 3, 1997 alleging personal injury and property damage as a result of the sale of water; few of our systems are located in the geographical area covered by this suit

        o a suit filed on January 8, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        o a suit filed on February 2, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        o a suit filed on February 4, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        o a suit filed in April 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        o three suits filed on July 30, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        In March 1998, the CPUC issued an order instituting investigation (the "OII") as a result of these types of suits being filed against water utilities in California. The CPUC is seeking to determine:

        o whether existing standards and policies regarding drinking water quality adequately protect the public health

        o       whether water utilities are following existing standards

        The lawsuits have been stayed pending the outcome of the OII and a hearing held on April 19, 1999 before the First District Court of Appeals. We anticipate the Court will issue a ruling by June 30, 1999. We anticipate that the CPUC will issue a decision in the OII on or about June 1999. We are unable to predict the nature of the Court's actions, the CPUC's final decision or the outcome of the lawsuits. An adverse outcome in this type of litigation is, however, likely to be material.

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

        Environmental Regulation

        We are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

        o the 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to minimum containment levels

        o interim regulations expected to be adopted before the end of 1998 requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations will affect SCW's five surface water treatment plants

        o additional regulation of disinfection/disinfection byproducts expected to be adopted before the end of 1998; these regulations will potentially affect two of SCW's systems

        o additional regulations expected to be adopted before the end of 1998 requiring disinfection of certain groundwater systems; these regulations will potentially impact several of SCW's systems using groundwater supplies

        o       potential regulation of radon and arsenic

        o new California requirements to fluoridate public water systems serving over 10,000 customers

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

        SCW's revenues depend substantially on the rates that it is permitted to charge its customers. SCW may increase rates in three ways:

        o       by filing for a general rate increase

        o       by filing for recovery of certain expenses

        o by filing an "advice letter" for certain plant additions, thereby increasing rate base

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

        There are also a number of matters pending before the CPUC that may affect our future financial results. These matters include:

        o applications filed by SCW to increase rates in four of its 16 rate-making jurisdictions; a final decision is not expected until near year-end 1999

        o an application filed to consolidate the rate-making jurisdictions located in SCW's Region III area into a single tariff

        o       the OII

        o new guidelines under consideration by the CPUC for the acquisition and merger of water utilities and for privatization transactions

        Adequacy of Water Supplies

        The adequacy of water supplies varies from year to year depending upon a variety of factors, including

        o       rainfall

        o       the amount of water stored in reservoirs

        o       the amount used by our customers and others

        o       water quality, and

        o       legal limitations on use.

        As a result of heavier than normal rainfall in the winter of 1997-1998, most of California's reservoirs remain at or near capacity and the outlook for water supply in the near term is generally favorable. Population growth and increases in the amount of water used have, however, increased limitations on use to prevent overdrafting of groundwater basins. The import of water from the Colorado River, one of our important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project. We also have in recent years taken wells out of service due to water quality problems.

        Water shortages could be caused by above factors and may affect us in several ways:

        o they adversely affect supply mix by causing us to rely on more expensive purchased water

        o       they adversely affect operating costs

        o they may result in an increase in capital expenditures for building pipelines to connect to alternative sources of supplies and reservoirs and other facilities to conserve or reclaim water

        We may be able to recover increased operating and construction costs for our regulated systems through the ratemaking process. We may also be able to recover certain of these costs under the terms of our contractual agreements with municipalities.

        In certain circumstances, we may recover these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination. We are currently completing negotiations with Aerojet General Corporation regarding costs associated with the cleanup of the groundwater supply for our Arden-Cordova System and for the increased costs of purchasing water and developing new sources of groundwater supply. We are also negotiating with two potentially responsible parties on matters relating to the clean-up and purchase of replacement water in the Charnock Basin located in the cities of Santa Monica and Culver City. These two potentially responsible parties have previously reimbursed us for replacement water and certain legal and consulting expenses. The Charnock Basin is in SCW's service territory.


                                    PART II

ITEM 1. LEGAL PROCEEDINGS

                On April 24, 1997, a complaint in multiple counts seeking recovery for negligence, wrongful death, strict liability, trespass, public nuisance, private nuisance, negligence per se, strict liability for ultrahazardous activities and fraudulent concealment was filed in Los Angeles Superior Court on behalf of approximately 145 plaintiffs (the "Adler Matter"). After preliminary Demurrers and Motions to Strike, these same plaintiffs filed a First Amended Complaint on or about October 16, 1997 seeking recovery on essentially the same theories. Plaintiffs allege SCW has provided and continues to provide them with allegedly contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal environmental superfund site, and that the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil, and surrounding air, with trichloroethylene (TCE), perchloroethene (PCE), carbon tetrachloride and other solvents. Plaintiffs further allege that SCW's actions have caused, and continue to cause, injuries to the plaintiffs. Plaintiffs seek damages, including general, special, and punitive damages, according to proof at trial, as well as attorney's fees on certain causes of action, costs of suit, and other unspecified relief.

                On June 24, 1998, the judge assigned to the Adler Matter, acting on the Court's own motion, issued a stay until June 15, 1999 of all proceedings in the Adler matter pending the outcome of the CPUC's Order Instituting Investigation (OII) proceeding described below. Plaintiffs in the Adler matter petitioned the Second District Court of Appeal for a Writ of Mandamus to have the stay lifted. Prior to hearings before the Appellate Court, the Court advised all parties of a potential conflict of interest due to the fact that two clerical staff members of the Court were plaintiffs in one of the consolidated cases, Santamaria v. Suburban Water Systems. As a result, the Adler matter and all the consolidated cases were transferred to the First District Court of Appeal in San Francisco. The Writ of Mandamus was heard by the First District Appellate Court on April 19, 1999.

                SCW was served on November 3, 1997 as Doe 1 in the matter of Santamaria v. Suburban Water Systems which was filed in Los Angeles Superior Court (the "Santamaria Matter"). On August 27, 1998, the judge assigned to the Santamaria Matter sustained SCW's demurrer without leave to amend and dismissed the action against SCW. Plaintiff's filed a Notice of Appeal with the Second District Court of Appeals and this matter was consolidated with the Adler and other cases. A conflict of interest arose as was mentioned previously. As a result, the Notice of Appeal was transferred to the First District Court of Appeal. The Santamaria matter heard by the First District Appellate Court on April 19, 1999, along with the other cases. Registrant is unable to predict at this time what actions the Court may take or what rulings the Court may make with regard to these matters.

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

ORDER INSTITUTING INVESTIGATION

                In March 1998, the CPUC issued an Order Instituting Investigation (OII) to regulated water utilities in the state of California, including SCW. The purpose of the OII is to determine whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by those water utilities. The OII delineates the constitutional and statutory jurisdiction of the CPUC and the California Department of Health Services (DOHS) in establishing and enforcing adherence to water quality standards. The CPUC's jurisdiction provides for the establishment of rates which permit water utilities to furnish safe water meeting the established water quality standards at prices which are both affordable and allow the utility to earn a reasonable return on its investment. SCW has provided its response to a series of questions dealing with the adequacy of current drinking water standards, compliance by water utilities with such standards, appropriate remedies for failure to comply with safe drinking water standards and whether increased enforcement and additional drinking water standards are necessary.

                On May 3, 1999, the CPUC issued a draft of its Scoping Memorandum in the OII which established the focus of the OII. The Scoping Memorandum requires the water utilities, including SCW, and all other parties to the OII to provide answers, by May 14, 1999, to additional questions. SCW anticipates that it will provide the additional information in a timely manner, although the date may be extended.

                The CPUC has issued a proposed decision which established that the CPUC has jurisdiction over those water utilities subject to its regulation in matters related to water quality. A final decision in this matter is anticipated by the end of May 1999. Registrant is unable to predict if the final decision will differ in any manner from the proposed decision.

OTHER LITIGATION

                Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation to which Registrant is a party or of which any of its properties is the subject which are believed to be material.

ITEM 2. CHANGES IN SECURITIES

                As of March 31, 1999, earned surplus amounted to $57,062,000, none of which was restricted as to payment of cash dividends on Registrant's Common Shares by any terms of Registrant's debt instruments.

                As of March 31, 1999, authorized but unissued Common Shares includes 89,226 and 71,408 Common Shares reserved for issuance under Registrant's Dividend Reinvestment and Common Share Purchase Program and Investment Incentive Program (401-k), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by Registrant and for investment purposes by participants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On or about March 24, 1999, common and preferred shareholders of AWR were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares for the election of a slate of three Class I directors to serve for a two-year term expiring at the end of the Annual Meeting of Shareholders in 2001, and until their successors are chosen and qualified. The following table presents the results of the election presented at the Annual Meeting of Shareholders held on April 27, 1999:

                      Name             "For"        "Against"
                      ----             -----        ---------
               James L. Anderson       95.71%         4.29%
               Anne R Holloway         95.25%         4.75%
               Floyd E. Wicks          95.74%         4.26%

At the organizational meeting of the Board of Directors, Lloyd E. Ross was elected as Chairman of the Board.

ITEM 5. OTHER INFORMATION

                On April 26, 1999, the Board of Directors of Registrant declared a regular quarterly dividend of $0.32 per common share. The dividend will be paid June 1, 1999 to shareholders of record as of the close of business on May 10, 1999. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                None.

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



                                    AMERICAN STATES WATER COMPANY
                                      and its subsidiary
                                    SOUTHERN CALIFORNIA WATER COMPANY



                                    By:  s/  McClellan Harris III
                                       -----------------------------------------
                                             McClellan Harris III
                                             Vice President - Finance,
                                             Chief Financial Officer,
                                             Treasurer and Secretary




                                    By : s/  Linda J. Matlick
                                       -----------------------------------------
                                             Linda J. Matlick
                                             Controller
                                             Southern California Water Company




Dated:  May 12, 1999