Form 10-Q
period 1999-06-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 1999-08-11
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


     COMMISSION                 REGISTRANT AND STATE OF INCORPORATION                   IRS EMPLOYER
      FILE NO.                       ADDRESS AND TELEPHONE NUMBER                    IDENTIFICATION NO.
------------------           ---------------------------------------------          ---------------------

     333-47647                      American States Water Company                        95-4676679
                                       (A California Corporation)
                                     630 East Foothill Boulevard
                                   San Dimas, California 91773-9016
                                             909-394-3600

     000-01121                    Southern California Water Company                      95-1243678
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11, 1999, the number of Common Shares outstanding, No Par Value with Stated Value of $2.50, of American States Water Company was 8,957,671, all of which are listed on the New York Stock Exchange.

As of August 11, 1999, all of the 100 outstanding Common Shares of Southern California Water Company are owned by American States Water Company.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY
                                    FORM 10-Q
                                      INDEX

                                                                                                    PAGE NO.
                                                                                                    --------
PART I       FINANCIAL INFORMATION
Item 1:      Financial Statements                                                                         1

             Consolidated Balance Sheets of American States Water Company as of
             June 30, 1999 and December, 1998                                                         2 - 3

             Consolidated Statements of Income of American States Water Company for
             the Three Months Ended June 30, 1999 and June 30, 1998                                       4

             Consolidated Statements of Income of American States Water Company for
             the Six Months Ended June 30, 1999 and June 30, 1998                                         5

             Consolidated Statements of Income of American States Water Company for
             the Twelve Months Ended June 30, 1999 and June 30, 1998                                      6

             Consolidated Statements of Cash Flow of American States Water Company for
             the Six Months Ended June 30, 1999 and June 30, 1998                                         7

             Consolidated Balance Sheets of Southern California Water Company as of
             June 30, 1999 and December 31, 1998                                                      8 - 9

             Consolidated Statements of Income of Southern California Water Company for
             the Three Months Ended June 30, 1999 and June 30, 1998                                      10

             Consolidated Statements of Income of Southern California Water Company for
             the Six Months Ended June 30, 1999 and June 30, 1998                                        11

             Consolidated Statements of Income of Southern California Water Company for
             the Twelve Months Ended June 30, 1999 and June 30, 1998                                     12

             Consolidated Statements of Cash Flow of Southern California Water Company for
             the Six Months Ended June 30, 1999 and June 30, 1998                                        13

             Notes to Financial Statements                                                          14 - 16

Item 2:      Management's Discussion and Analysis of Financial Condition and Results of Operation   17 - 31

Item 3:      Quantitative and Qualitative Disclosures About Market Risks                                 31

PART II      OTHER INFORMATION
Item 1:      Legal Proceedings                                                                      31 - 34

Item 2:      Changes in Securities                                                                       35

Item 3:      Defaults Upon Senior Securities                                                             35

Item 4:      Submission of Matters to a Vote of Security Holders                                         35

Item 5:      Other Information                                                                           35

Item 6:      Exhibits and Reports on Form 8-K                                                            35

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

                    It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the latest Annual Report on Form 10-K of American States Water Company.

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

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                     JUNE 30,        DECEMBER 31,
                                                        1999            1998
                                                     ---------        ---------
                                                    (Unaudited)
                                                           (in thousands)
UTILITY PLANT, at cost

  Water ......................................       $ 496,803        $ 482,989
  Electric ...................................          35,171           35,171
                                                     ---------        ---------

                                                       531,974          518,160
  Less - Accumulated depreciation ............        (145,325)        (138,423)
                                                     ---------        ---------

                                                       386,649          379,737
  Construction work in progress ..............          45,219           35,016
                                                     ---------        ---------

                                                       431,868          414,753
                                                     ---------        ---------

OTHER PROPERTY AND INVESTMENTS ...............             785            1,077
                                                     ---------        ---------

CURRENT ASSETS
  Cash and cash equivalents ..................           1,668              620
  Accounts receivable -
    Customers, less reserves of $528
      in 1999 and $403 in 1998 ...............           9,269            7,626
    Other ....................................           6,063            5,301
  Unbilled revenue ...........................          11,122            9,303
  Materials and supplies, at average cost ....           1,163              994
  Supply cost balancing accounts .............           4,422            4,300
  Prepayments and other ......................           5,542            5,988
  Accumulated deferred income taxes - net ....           5,874            5,156
                                                     ---------        ---------

                                                        45,123           39,288
                                                     ---------        ---------

DEFERRED CHARGES
  Regulatory tax-related assets ..............          20,831           21,506
  Other deferred charges .....................           9,008            8,047
                                                     ---------        ---------
                                                        29,839           29,553
                                                     ---------        ---------

                                                     $ 507,615        $ 484,671
                                                     =========        =========


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                         JUNE 30,     DECEMBER 31,
                                                           1999           1998
                                                         --------       --------
                                                        (Unaudited)
                                                              (in thousands)
CAPITALIZATION
  Common shareholders' equity ....................       $155,911       $154,299
  Preferred shares ...............................          1,600          1,600
  Preferred shares subject to mandatory
    redemption requirements ......................            400            400
  Long-term debt .................................        160,529        120,809
                                                         --------       --------

                                                          318,440        277,108
                                                         --------       --------


CURRENT LIABILITIES
  Notes payable to banks .........................          6,000         38,000
  Long-term debt and preferred shares
    due within one year ..........................            510            260
  Accounts payable ...............................         14,252         10,218
  Taxes payable ..................................          7,443          5,900
  Accrued interest ...............................          1,575          1,405
  Other accrued liabilities ......................         10,947          7,985
                                                         --------       --------

                                                           40,727         63,768
                                                         --------       --------


OTHER CREDITS
  Advances for construction ......................         56,484         54,743
  Contributions in aid of construction ...........         38,630         36,530
  Accumulated deferred income taxes - net ........         47,783         46,902
  Unamortized investment tax credits .............          3,110          3,155
  Regulatory tax-related liability ...............          1,884          1,906
  Other ..........................................            557            559
                                                         --------       --------

                                                          148,448        143,795
                                                         --------       --------

                                                         $507,615       $484,671
                                                         ========       ========


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                 JUNE 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
                                                         (in thousands, except
                                                           per share amounts)

OPERATING REVENUES
    Water ........................................      $ 39,298       $ 32,148
    Electric .....................................         2,818          2,853
                                                        --------       --------

                                                          42,116         35,001
                                                        --------       --------
OPERATING EXPENSES
    Water purchased ..............................         7,370          8,157
    Power purchased for pumping ..................         1,571          1,318
    Power purchased for resale ...................         2,330          1,057
    Groundwater production assessment ............         1,978          2,128
    Supply cost balancing accounts ...............           353           (921)
    Other operating expenses .....................         3,849          3,765
    Administrative and general expenses ..........         7,368          5,383
    Depreciation .................................         3,380          2,975
    Maintenance ..................................         1,672          1,826
    Taxes on income ..............................         3,423          2,275
    Other taxes ..................................         1,571          1,452
                                                        --------       --------

                                                          34,865         29,415
                                                        --------       --------

    Operating income .............................         7,251          5,586
OTHER INCOME/(LOSS) ..............................           160            (12)
                                                        --------       --------

    Income before interest charges ...............         7,411          5,574
INTEREST CHARGES .................................         3,005          2,807
                                                        --------       --------

NET INCOME .......................................         4,406          2,767
DIVIDENDS ON PREFERRED SHARES ....................           (22)           (23)
                                                        --------       --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......      $  4,384       $  2,744
                                                        ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....         8,958          8,958
                                                        ========       ========

Basic Earnings Per Common Share ..................      $   0.49       $   0.31
                                                        ========       ========

Dividends Declared Per Common Share ..............      $  0.320       $  0.315
                                                        ========       ========


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
                                                         (in thousands, except
                                                           per share amounts)

OPERATING REVENUES
    Water ........................................      $ 71,557       $ 58,314
    Electric .....................................         6,691          6,642
                                                        --------       --------

                                                          78,248         64,956
                                                        --------       --------
OPERATING EXPENSES
    Water purchased ..............................        14,318         13,425
    Power purchased for pumping ..................         3,013          2,624
    Power purchased for resale ...................         3,521          2,444
    Groundwater production assessment ............         3,688          3,608
    Supply cost balancing accounts ...............          (121)        (1,237)
    Other operating expenses .....................         7,387          7,026
    Administrative and general expenses ..........        13,752         10,746
    Depreciation .................................         6,890          5,949
    Maintenance ..................................         3,810          3,662
    Taxes on income ..............................         5,690          3,744
    Other taxes ..................................         3,195          2,997
                                                        --------       --------

                                                          65,143         54,988
                                                        --------       --------

    Operating income .............................        13,105          9,968
OTHER INCOME .....................................           259            131
                                                        --------       --------

    Income before interest charges ...............        13,364         10,099
INTEREST CHARGES .................................         5,981          5,489
                                                        --------       --------

NET INCOME .......................................         7,383          4,610
DIVIDENDS ON PREFERRED SHARES ....................           (44)           (46)
                                                        --------       --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......      $  7,339       $  4,564
                                                        ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....         8,958          8,958
                                                        ========       ========

Basic Earnings Per Common Share ..................      $   0.82       $   0.51
                                                        ========       ========

Dividends Declared Per Common Share ..............      $  0.640       $  0.630
                                                        ========       ========


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                         TWELVE MONTHS ENDED
                                                               JUNE 30,
                                                      ------------------------
                                                         1999          1998
                                                      ---------      ---------
                                                       (in thousands, except
                                                         per share amounts)

OPERATING REVENUES
    Water ........................................     $ 148,102      $ 133,819
    Electric .....................................        13,250         13,342
                                                       ---------      ---------

                                                         161,352        147,161
                                                       ---------      ---------
OPERATING EXPENSES
    Water purchased ..............................        31,726         34,146
    Power purchased for pumping ..................         7,397          7,171
    Power purchased for resale ...................         6,091          5,337
    Groundwater production assessment ............         7,647          6,874
    Supply cost balancing accounts ...............         1,144         (1,105)
    Other operating expenses .....................        14,820         13,298
    Administrative and general expenses ..........        24,992         22,104
    Depreciation .................................        13,479         11,423
    Maintenance ..................................         7,459          7,165
    Taxes on income ..............................        12,075         10,271
    Other taxes ..................................         6,322          6,162
                                                       ---------      ---------

                                                         133,152        122,846
                                                       ---------      ---------

    Operating income .............................        28,200         24,315
OTHER INCOME .....................................           897            629
                                                       ---------      ---------

    Income before interest charges ...............        29,097         24,944
INTEREST CHARGES .................................        11,700         10,667
                                                       ---------      ---------

NET INCOME .......................................        17,397         14,277
DIVIDENDS ON PREFERRED SHARES ....................           (89)           (92)
                                                       ---------      ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......     $  17,308      $  14,185
                                                       =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....         8,958          8,958
                                                       =========      =========

Basic Earnings Per Common Share ..................     $    1.93      $    1.58
                                                       =========      =========

Dividends Declared Per Common Share ..............     $    1.27      $   1.250
                                                       =========      =========


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                                                             (in thousands)

CASH FLOWS FROM Operating Activities:
     Net income ......................................   $  7,383      $  4,610
    Adjustments for non-cash items:
    Depreciation and amortization ....................      7,018         6,324
      Deferred income taxes and
        investment tax credits .......................        771         3,028
      Other - net ....................................     (2,361)        1,314
    Changes in assets and liabilities:
      Accounts receivable ............................     (1,643)          859
      Prepayments ....................................        446         2,935
      Supply cost balancing accounts .................       (122)       (1,241)
      Accounts payable ...............................      4,034           230
      Taxes payable ..................................      1,543        (3,232)
      Unbilled revenue ...............................     (1,819)         (207)
      Other ..........................................      2,198            32
                                                         --------      --------
        Net Cash Provided ............................     17,448        14,652
                                                         --------      --------

Investing Activities:
   Construction expenditures .........................    (21,130)      (19,137)
                                                         --------      --------
         Net Cash Used ...............................    (21,130)      (19,137)
                                                         --------      --------

  Financing Activities:
    Issuance of securities ...........................       --          14,999
    Receipt of advances and contributions ............      3,263         1,844
    Proceeds from long-term debt, net of
      redemption of preferred shares .................     39,970           486
    Refunds on  advances .............................       (727)       (1,871)
    Repayments of  notes payable to banks ............    (32,000)       (8,000)
    Common and preferred dividends paid ..............     (5,776)       (5,688)
                                                         --------      --------
         Net Cash Provided ...........................      4,730         1,770
                                                         --------      --------

  Net Increase (Decrease) in Cash and Cash Equivalents      1,048        (2,715)

  Cash and Cash Equivalents, Beginning of period .....        620         4,186
                                                         --------      --------

  Cash and Cash Equivalents, End of period ...........   $  1,668      $  1,471
                                                         ========      ========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                      JUNE 30,      DECEMBER 31,
                                                        1999           1998
                                                     ---------        ---------
                                                    (Unaudited)
                                                          (in thousands)

UTILITY PLANT, at cost

  Water ......................................       $ 496,803        $ 482,989
  Electric ...................................          35,171           35,171
                                                     ---------        ---------

                                                       531,974          518,160
  Less - Accumulated depreciation ............        (145,325)        (138,423)
                                                     ---------        ---------

                                                       386,649          379,737
  Construction work in progress ..............          45,219           35,016
                                                     ---------        ---------

                                                       431,868          414,753
                                                     ---------        ---------

OTHER PROPERTY AND INVESTMENTS ...............             786              763
                                                     ---------        ---------

CURRENT ASSETS
  Cash and cash equivalents ..................           1,233              524
  Accounts receivable -
    Customers, less reserves of $525
      in 1999 and $403 in 1998 ...............           8,848            7,498
    Other ....................................           6,029            5,376
  Unbilled revenue ...........................          11,122            9,303
  Materials and supplies, at average cost ....           1,163              994
  Supply cost balancing accounts .............           4,422            4,300
  Prepayments and other ......................           5,542            5,988
  Accumulated deferred income taxes - net ....           5,895            5,173
                                                     ---------        ---------

                                                        44,254           39,156
                                                     ---------        ---------

DEFERRED CHARGES
  Regulatory tax-related assets ..............          20,831           21,506
  Other deferred charges .....................           8,890            7,997
                                                     ---------        ---------
                                                        29,721           29,503
                                                     ---------        ---------

                                                     $ 506,629        $ 484,175
                                                     =========        =========



   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                        JUNE 30,      DECEMBER 31,
                                                          1999          1998
                                                        --------      -----------
                                                      (Unaudited)
                                                             (in thousands)

CAPITALIZATION
  Common shareholders' equity ..................        $157,074        $155,721
  Long-term debt ...............................         160,529         120,809
                                                        --------        --------

                                                         317,603         276,530
                                                        --------        --------


CURRENT LIABILITIES
  Notes payable to banks .......................           6,000          38,000
  Long-term debt and preferred shares
    due within one year ........................             510             260
  Accounts payable .............................          13,770          10,054
  Taxes payable ................................           7,776           6,147
  Accrued interest .............................           1,575           1,405
  Other accrued liabilities ....................          10,947           7,984
                                                        --------        --------

                                                          40,578          63,850
                                                        --------        --------


OTHER CREDITS
  Advances for construction ....................          56,484          54,744
  Contributions in aid of construction .........          38,630          36,530
  Accumulated deferred income taxes - net ......          47,783          46,902
  Unamortized investment tax credits ...........           1,884           3,155
  Regulatory tax-related liability .............           3,110           1,906
  Other ........................................             557             558
                                                        --------        --------

                                                         148,448         143,795
                                                        --------        --------

                                                        $506,629        $484,175
                                                        ========        ========



   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                         ---------------------
                                                           1999          1998
                                                         --------      --------
                                                        ($ in thousands, except
                                                            per share amounts)

OPERATING REVENUES
    Water .........................................      $ 39,210      $ 32,148
    Electric ......................................         2,818         2,853
                                                         --------      --------

                                                           42,028        35,001
                                                         --------      --------
OPERATING EXPENSES
    Water purchased ...............................         7,370         8,157
    Power purchased for pumping ...................         1,571         1,318
    Power purchased for resale ....................         2,330         1,057
    Groundwater production assessment .............         1,978         2,128
    Supply cost balancing accounts ................           353          (921)
    Other operating expenses ......................         3,836         3,765
    Administrative and general expenses ...........         7,274         5,383
    Depreciation ..................................         3,380         2,975
    Maintenance ...................................         1,671         1,826
    Taxes on income ...............................         3,428         2,275
    Other taxes ...................................         1,570         1,452
                                                         --------      --------

                                                           34,761        29,415
                                                         --------      --------

    Operating income ..............................         7,267         5,586
OTHER INCOME/(LOSS) ...............................           137           (12)
                                                         --------      --------

    Income before interest charges ................         7,404         5,574
INTEREST CHARGES ..................................         3,006         2,807
                                                         --------      --------

NET INCOME ........................................         4,398         2,767
DIVIDENDS ON PREFERRED SHARES .....................          --             (23)
                                                         --------      --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ........      $  4,398      $  2,744
                                                         ========      ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .....           100           100
                                                         ========      ========

Basic Earnings Per Common Share ...................      $ 43,980      $ 27,440
                                                         ========      ========

Dividends Declared Per Common Share ...............      $ 30,500      $ 28,217
                                                         ========      ========



The accompanying notes are an integral part of these financial statements.

All information has been adjusted to reflect formation of holding company in 1998.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
                                                        ($ in thousands, except
                                                           per share amounts)

OPERATING REVENUES
    Water ........................................      $ 71,423       $ 58,314
    Electric .....................................         6,691          6,642
                                                        --------       --------

                                                          78,114         64,956
                                                        --------       --------
OPERATING EXPENSES
    Water purchased ..............................        14,318         13,425
    Power purchased for pumping ..................         3,013          2,624
    Power purchased for resale ...................         3,521          2,444
    Groundwater production assessment ............         3,688          3,608
    Supply cost balancing accounts ...............          (121)        (1,237)
    Other operating expenses .....................         7,364          7,026
    Administrative and general expenses ..........        13,596         10,746
    Depreciation .................................         6,756          5,949
    Maintenance ..................................         3,808          3,662
    Taxes on income ..............................         5,744          3,744
    Other taxes ..................................         3,193          2,997
                                                        --------       --------

                                                          64,880         54,988
                                                        --------       --------

    Operating income .............................        13,234          9,968
OTHER INCOME .....................................           236            131
                                                        --------       --------

    Income before interest charges ...............        13,470         10,099
INTEREST CHARGES .................................         5,982          5,489
                                                        --------       --------

NET INCOME .......................................         7,488          4,610
DIVIDENDS ON PREFERRED SHARES ....................          --              (46)
                                                        --------       --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......      $  7,488       $  4,564
                                                        ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....           100            100
                                                        ========       ========

Basic Earnings Per Common Share ..................      $ 74,880       $ 45,640
                                                        ========       ========

Dividends Declared Per Common Share ..............      $ 61,400       $ 56,433
                                                        ========       ========




The accompanying notes are an integral part of these financial statements.

All information has been adjusted to reflect formation of holding company in 1998.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                         TWELVE MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                          1999          1998
                                                       ---------      ---------
                                                        ($ in thousands, except
                                                           per share amounts)

OPERATING REVENUES
    Water .......................................      $ 147,902      $ 133,819
    Electric ....................................         13,250         13,342
                                                       ---------      ---------

                                                         161,152        147,161
                                                       ---------      ---------
OPERATING EXPENSES
    Water purchased .............................         31,726         34,146
    Power purchased for pumping .................          7,397          7,171
    Power purchased for resale ..................          6,091          5,337
    Groundwater production assessment ...........          7,647          6,874
    Supply cost balancing accounts ..............          1,144         (1,105)
    Other operating expenses ....................         14,773         13,298
    Administrative and general expenses .........         24,733         22,104
    Depreciation ................................         13,077         11,423
    Maintenance .................................          7,456          7,165
    Taxes on income .............................         12,359         10,271
    Other taxes .................................          6,320          6,162
                                                       ---------      ---------

                                                         132,723        122,846
                                                       ---------      ---------

    Operating income ............................         28,429         24,315
OTHER INCOME ....................................          1,335            629
                                                       ---------      ---------

    Income before interest charges ..............         29,764         24,944
INTEREST CHARGES ................................         11,700         10,667
                                                       ---------      ---------

NET INCOME ......................................         18,064         14,277
DIVIDENDS ON PREFERRED SHARES ...................              0            (92)
                                                       ---------      ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ......      $  18,064      $  14,185
                                                       =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ...            100            100
                                                       =========      =========

Basic Earnings Per Common Share .................      $ 180,640      $ 141,850
                                                       =========      =========

Dividends Declared Per Common Share .............      $ 120,287      $ 112,419
                                                       =========      =========



The accompanying notes are an integral part of these financial statements.

All information has been adjusted to reflect formation of holding company in 1998.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                                                             (in thousands)

CASH FLOWS FROM Operating Activities:
     Net income ......................................   $  7,488      $  4,610
    Adjustments for non-cash items:
    Depreciation and amortization ....................      7,017         6,324
      Deferred income taxes and
        investment tax credits .......................        768         3,028
      Other - net ....................................     (2,619)        1,314
    Changes in assets and liabilities:
      Accounts receivable ............................     (1,350)          859
      Prepayments ....................................        446         2,935
      Supply cost balancing accounts .................       (122)       (1,241)
      Accounts payable ...............................      3,716           230
      Taxes payable ..................................      1,601        (3,232)
      Unbilled revenue ...............................     (1,819)         (207)
      Other ..........................................      2,345            32
                                                         --------      --------
        Net Cash Provided ............................     17,471        14,652
                                                         --------      --------

Investing Activities:
   Construction expenditures .........................    (21,129)      (19,137)
                                                         --------      --------
         Net Cash Used ...............................    (21,129)      (19,137)
                                                         --------      --------

  Financing Activities:
    Issuance of securities ...........................       --          14,999
    Receipt of advances and contributions ............      3,263         1,844
    Proceeds from long-term debt, net of
      redemption of preferred shares .................     39,971           486
    Refunds on  advances .............................       (727)       (1,871)
    Repayments of notes payable to banks .............    (32,000)       (8,000)
    Common and preferred dividends paid ..............     (6,140)       (5,688)
                                                         --------      --------
         Net Cash Provided ...........................      4,367         1,770
                                                         --------      --------

  Net Increase (Decrease) in Cash and Cash Equivalents        709        (2,715)

  Cash and Cash Equivalents, Beginning of period .....        524         4,186
                                                         --------      --------

  Cash and Cash Equivalents, End of period ...........   $  1,233      $  1,471
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

  4. On April 22, 1999, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of approximately $3.1 million in costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project ("SWP"). SCW's investment in SWP is currently included in utility plant. SCW is investigating its options to recover its investment in SWP including contributions from developers on a per-lot or other basis or, failing that, sale of its 500 acre-foot entitlement in SWP. Management believes the value of the asset will ultimately be recovered. See the section entitled "Rates and Regulation" for more information.

  5. SCW implemented increased water rates in six rate-making districts in January 1999. SCW has filed applications to increase rates in four water ratemaking districts, effective January 2000. See the section entitled "Rates and Regulation" for more information.

  6. As permitted by the CPUC, SCW maintains water and electric supply cost balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Recovery or refund of such over/under collections are recorded in income when received from customers and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments.

  7. AWR currently has two principal business units: water service and electric distribution utility operations conducted through its SCW subsidiary, and non-regulated activities through its American States Utility Services, Incorporated (ASUS) subsidiary. All activities of Registrant currently are geographically located within the State of California, except for one contract providing customer service and billing services to a utility located in the state of Arizona. SCW is a regulated utility which operates both water and electric systems. Registrant has no material operations other than its SCW subsidiary. On a stand alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW's operating segments. SCW manages its operations on a regional basis using the five categories below as broad-level measures of profitability. Included in the amounts set forth, certain assets have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.


(dollars in thousands)                                     For The Three Months Ended June 30, 1999
------------------------------------------    --------------------------------------------------------------------
                                                                    Water                                 Electric
                                              ---------------------------------------------------
                                                    Region I         Region II         Region III
                                              --------------   ---------------   ----------------   --------------
Operating revenues                                    $6,808           $17,795            $14,605           $2,820
Operating income before income taxes                   1,508             4,855              3,667              665
Identifiable assets                                  103,075           131,022            172,537           25,234
Depreciation expense                                     684             1,011              1,348              337
Capital additions                                      2,036             6,149              4,009              486
                                              --------------   ---------------   ----------------   --------------

(dollars in thousands)                                     For The Three Months Ended June 30, 1998
------------------------------------------    --------------------------------------------------------------------
                                                                    Water                                 Electric
                                              ---------------------------------------------------
                                                    Region I         Region II        Region III
                                              --------------   ---------------   ----------------   --------------
Operating revenues                                    $5,897           $13,964           $12,285            $2,855
Operating income before income taxes                   1,585             2,910             2,584               782
Identifiable assets                                   92,663           116,389           163,141            25,376
Depreciation expense                                     639               843             1,230               263
Capital additions                                      5,220             3,478             3,172               505
                                              --------------   ---------------   ----------------   --------------

 (dollars in thousands)                                     For The Six Months Ended June 30, 1999
------------------------------------------    --------------------------------------------------------------------
                                                                    Water                                 Electric
                                              ---------------------------------------------------
                                                    Region I         Region II        Region III
                                              --------------   ---------------   ----------------   --------------
Operating revenues                                   $12,130           $32,667           $26,621            $6,696
Operating income before income taxes                   2,326             7,770             6,584             2,298
Identifiable assets                                  103,075           131,022           172,537            25,234
Depreciation expense                                   1,368             2,020             2,696               672
Capital additions                                      5,710            10,457             6,401               958
                                              --------------   ---------------   ----------------   --------------

(dollars in thousands)                                      For The Six Months Ended June 30, 1998
------------------------------------------    --------------------------------------------------------------------
                                                                   Water                                  Electric
                                              ---------------------------------------------------
                                                    Region I         Region II         Region III
                                              --------------   ---------------   ----------------   --------------
Operating revenues                                   $10,535           $26,081           $21,693            $6,647
Operating income before income taxes                   2,341             5,415             3,861             2,095
Identifiable assets                                   92,663           116,389           163,141            25,376
Depreciation expense                                   1,278             1,686             2,459               526
Capital additions                                      7,746             5,914             7,089               887
                                              --------------   ---------------   ----------------   --------------

(dollars in thousands)                                     For The Twelve Months Ended June 30, 1999
------------------------------------------    --------------------------------------------------------------------
                                                                    Water                                 Electric
                                              ---------------------------------------------------
                                                    Region I         Region II         Region III
                                              --------------   ---------------   ----------------   --------------
Operating revenues                                   $26,523           $63,858            $57,510          $13,261
Operating income before income taxes                   6,784            14,088             15,866            4,050
Identifiable assets                                  103,075           131,022            172,537           25,234
Depreciation expense                                   2,646             3,705              4,938            1,788
Capital additions                                     11,283            27,601              6,493            1,798
                                              --------------   ---------------   ----------------   --------------

(dollars in thousands)                                     For The Twelve Months Ended June 30, 1998
------------------------------------------    --------------------------------------------------------------------
                                                                    Water                                 Electric
                                              ---------------------------------------------------
                                                    Region I         Region II        Region III
                                              --------------   ---------------   ----------------   --------------
Operating revenues                                   $23,708           $58,449           $51,651           $13,353
Operating income before income taxes                   6,170            12,328            11,591             4,497
Identifiable assets                                   92,663           116,389           163,141            25,376
Depreciation expense                                   2,434             3,203             4,758             1,028
Capital additions                                     12,786            20,233            10,430             2,083
                                              --------------   ---------------   ----------------   --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING INFORMATION

         Certain matters discussed in this report (including any documents incorporated herein by reference) are forward-looking statements intended to qualify for the "safe harbor" from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company or Registrant "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe Registrant's future plans, objectives, estimates or goals are also forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, liquidity and capital resources, opportunities related to operations of municipally-owned water systems and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand and changes in market conditions for debt and equity; future climatic conditions; legislative, regulatory and other circumstances affecting anticipated revenues and costs; the number and effectiveness of competitors in Registrant's markets; changes in legislation; the nature and pace of technological changes; Registrant's ability to identify future markets and successfully expand existing ones; the mix of products and services offered in Registrant's target markets; and abilities of other companies to remain or become year 2000 ready. These important factors should be considered in evaluating any statement contained herein and/or made by Registrant or on its behalf.

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

                  SCW is organized into three regions and one electric customer service area operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I incorporates 7 customer service areas in northern and central California; Region II has 4 customer service areas located in Los Angeles; Region III incorporates 10 water customer service areas. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold by SCW to customers in its Bear Valley Electric customer service area was purchased under an energy brokerage contract with Sempra Energy Corporation prior to May 1, 1999, and with Illinova Energy Partners since May 1, 1999.

                  SCW served 243,297 water customers and 20,933 electric customers at June 30, 1999, or a total of 264,230 customers, compared with 262,713 total customers at June 30, 1998.

                  SCW's utility operations exhibit seasonal trends. Although SCW's water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 86.5%, 89.9% and 90.5% of total water revenues for the three, six and twelve months ended June 30, 1999, respectively as compared to 86.7%, 91.8% and 92.2% for the three, six and twelve months ended June 30, 1998, respectively.

  RESULTS OF OPERATION

                    Basic earnings per common share for the three months ended June 30, 1999 increased by 58.1% to $0.49 per share as compared to $0.31 per share for the comparable period last year. Basic earnings per common share for the six months ended June 30, 1999 increased by 60.8% to $0.82 per share as compared to $0.51 per share for the comparable period last year. Basic earnings for the twelve months ended June 30, 1999 increased by 22.2% to $1.93 per share as compared to $1.58 per share for the twelve months ended June 30, 1998. The increase in the recorded results primarily reflects higher revenues during the first two quarters of 1999 as is more fully discussed below.

                    As compared to last year, water sales volumes for the three, six and twelve months ended June 30, 1999 increased by 18.5%, 17.3% and 6.2% as compared to last year due primarily to the much drier and warmer weather conditions throughout Southern California this year. Water operating revenues for the three, six and twelve months ended June 30, 1999 increased by 22.2%, 22.7%, and 10.7%, respectively, from the same periods ended June 30, 1998 due to the increase in water volumes sold and the general rate increases effective January 1, 1999. Registrant implemented new rates in six of its customer service areas in January 1999. See the section entitled "Rates and Regulation" for more information.

                    For the three months ended June 30, 1999, kilowatt-hour sales of electricity decreased slightly by 1.5% as compared to the same period ended June 30, 1998 and, as a result, electric operating revenues for the quarter ended June 30, 1999 decreased by 1.2%. Kilowatt-hour sales increased by 3.6% and 2.1%, respectively, for the six and twelve months ended June 30, 1999 as compared to last year due principally to lack of winter snows experienced in Registrant's service area during the first quarter of this year, which increased the use of snow making machines. Electric operating revenues for the six and twelve month periods ending June 30, 1999 increased only by 0.7% and decreased slightly by 0.7%, respectively, over the comparable periods last year due to the fact that the increases in kilowatt-hour sales were mainly contributed by industrial power users, billed at relatively lower rates.

                   Purchased water costs decreased by 9.6% for the three months ended June 30, 1999 as compared to the same period ending in 1998 due to a refund of $1.4 million received by SCW in April 1999 from the Water Replenishment District of Southern California (WRD), offset by a 9.4% increase in volumes purchased due to higher sales volumes. For the six months ended June 30, 1999, purchased water costs increased by 6.7% as compared to the same period last year, reflecting a 14.0% increase in volumes purchased, partially offset by the above mentioned WRD refund. As compared to the twelve months ended June 30, 1998, purchased water costs decreased by 7.1% due to an additional WRD refund of $1.4 million received in December 1998. The twelve-month comparison is also affected by reimbursements from potentially responsible parties related to contamination in SCW's Culver City CSA of approximately $2,143,000 received during the twelve months ended June 30, 1998 compared with reimbursements of $1,145,000 received during the period ended June 30, 1999. See the section entitled "Environmental Matters - Matters Related to Culver City System."

                    Cost of power purchased for pumping increased by 19.2%, 14.8% and 3.2%, respectively, for the three, six and twelve months ended June 30, 1999 as compared to the same periods ended June 30, 1998 due to an increase in pumped groundwater in SCW's water supply mix due to the increased sales volumes.

                    As compared to the three, six and twelve months ended June 30, 1998, the cost of power purchased for resale increased by 120.4%, 44.1% and 14.1%, respectively, for the three, six and twelve months ended June 30, 1999 due primarily to additional accruals for energy demand charges from Registrant's energy supplier in the second quarter of 1999.

                    Groundwater production assessments are 7.0% lower for the three months ended June 30, 1999 due primarily to a one-time reclassification from this category to purchased water during the second quarter of 1999. For the six and twelve months ended June 30, 1999, groundwater production assessments increased by 2.2% and 11.2%, respectively, reflecting increased volumes of pumped water in SCW's total water supply and additional assessments particularly associated with increased pumping in SCW's Metropolitan and Orange County customer service areas.

                    A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. Registrant currently has a net under-collection position. Recovery of previously under-collected supply cost was higher for the three, six and twelve months ended June 30, 1999 than the same periods of 1998 due to rates effective January 1999, authorized to implement new supply costs and to increase collection of these under-collected costs. The WRD refunds discussed previously helped to decrease previously under-collected supply costs.

                    Other operating expenses increased by 2.2%, 5.1% and 11.4%, respectively, for the three, six and twelve months ended June 30, 1999 as compared to the same periods ended June 30, 1998 reflecting increased costs for water treatment, and higher amounts accrued for uncollectible accounts as a result of increased revenues. The twelve-month comparison was also affected by increased construction work being performed during the last six months of 1997 which increased labor amounts capitalized, which otherwise would have been charged to this category. In addition, reversals in late 1997 of costs associated with recovery of water quality expenditures through the CPUC's memorandum account mechanism also contributed to the increase. There were no such reversals of similar magnitude for the twelve months ended June 30, 1999.

                    Administrative and general expenses increased by 36.9%, 28.0% and 13.1% for the three, six and twelve months ended June 30, 1999 as compared to the same periods ended June 30, 1998. This increase is due principally to an increase in costs associated with the terminated acquisition of Dominguez Services Corp., increased employee benefit costs, and additional amounts reserved for certain legal proceedings. See the section entitled "Legal Proceedings" for more information.

                    Depreciation expense increased by 13.6%, 15.8% and 18.0%, respectively, for the three, six and twelve months ended June 30, 1999 reflecting, among other things, the effects of recording approximately $38 million in net plant additions during 1998, depreciation on which began in January 1999. In addition, the final amortization of start-up and organizational costs associated with the formation of AWR is reflected in the twelve months ended June 30, 1999. There were no similar amortization costs for the twelve months ended June 30, 1998.

                    As compared to the three months ended June 30, 1998, maintenance expense decreased by 8.4% during the second quarter of 1999 due to a temporary shift from maintenance to capital projects.

Maintenance expense increased by 4.0% and 4.1% for the six and twelve months ended June 30, 1999 as compared to the six and twelve months ended June 30, 1998, respectively, reflecting the effects of the wet weather conditions experienced earlier in 1998 which hindered maintenance activities. SCW anticipates that maintenance expenses will increase during the remaining six months of 1999.

                    Taxes on income increased by 50.5%, 52.0% and 17.6% for the three, six and twelve months ended June 30, 1999 as compared to the three and twelve months ended June 30, 1998 as a result of higher pre-tax income.

                    Other taxes increased by 8.2%, 6.6% and 2.6%, respectively, for the three, six and twelve months ended June 30, 1999, respectively, as compared to the same periods last year reflecting increased franchise fee payments resulting from higher revenues, and increased property taxes due to higher property valuation assessments.

                    As compared to the same periods ended June 30, 1998, other income for the three and six months ended June 30, 1999 increased due to reduced expenditures related to SCW's non-regulated joint-venture which was terminated in December 1998. As compared to the twelve months ended June 30, 1998, other income increased by 42.6% in the comparable period ended June 30, 1999 due principally to the flow-through of tax benefits related to refinancing of long-term debt, partially offset by costs incurred in December 1998 associated with termination of the non-regulated joint venture agreement.

                  Interest expense increased by 7.1%, 9.0% and 9.7% for the three, six and twelve months ended June 30, 1999 as compared to the three, six and twelve months ended June 30, 1998, respectively. The increases are due to $40 million in additional long-term debt issued in January, 1999, partially offset by the retirement of $10 million of 10.10% note in December, 1998. The six-month and twelve-month comparisons are also affected by the issuance of $15 million in long-term debt in March 1998.

LIQUIDITY AND CAPITAL RESOURCES

                  AWR funds its operating expenses, dividends on its outstanding Common and Preferred Shares and makes its mandatory sinking fund payments principally through dividends from SCW. AWR has filed a Registration Statement with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. The proceeds will be used primarily for investment in its subsidiaries. As of June 30, 1999, no securities had been issued under this Registration Statement.

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

                  SCW issued $40 million in long-term debt in January 1999 under a Registration Statement filed with the SEC. The funds were used to reduce short-term bank borrowings. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $47 million as of June 30, 1999. As of that date, Registrant had a total of $6 million in borrowing outstanding under those bank lines of credit. Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses.

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

WATER SUPPLY

                    For the three months ended June 30, 1999, SCW supplied a total of 21,224,000 ccf of water as compared to 18,749,000 ccf for the three months ended June 30, 1998. Of the total 21,224,000 ccf of water supplied during the second quarter of 1999, approximately 60.4% came from pumped sources and 38.0% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. The remaining 1.6% of total supply came from the United States Bureau of Reclamation (the "Bureau) under a no-cost contract. For the three months ended June 30, 1998, 60.6%, 39.3% and 0.1% was supplied from pumped sources, purchased from MWD and the Bureau, respectively.

                    For the six months ended June 30, 1999, SCW supplied a total of 37,289,000 ccf of water, 61.2% of which came from pumped sources, 37.9% was purchased and the remaining amount was supplied by the Bureau. During the six months ended June 30, 1998, SCW produced 32,635,000 ccf of water. Of this amount 61.9% came from pumped sources, 38.0% was purchased and the remainder was provided by the Bureau.

                  During the twelve months ended June 30, 1999, SCW supplied 83,031,000 ccf of water as compared to 78,581,000 ccf supplied during the twelve months ended June 30, 1998. During the twelve month period ended June 30, 1999, pumped sources provided 60.6% of total supply, 38.9% was purchased from MWD and the remaining 0.5% was supplied by the Bureau. For the twelve months ended June 30, 1998, 56.8%, 41.4% and 1.8%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

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

                  The outlook for water supply in 1999 remains favorable. Water year forecasts made by the California Department of Water Resources (DWR) are about 110 percent of average statewide ranging from 130 percent in the North Coast region to 65 percent in the southern Sierra. California's northern reservoirs remain near full capacity. Although rainfall in Southern California is about one-half of normal level, in those customer services areas of SCW which pump groundwater, overall groundwater conditions and supplies remain at adequate levels.

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

         Ground Water Rule

                  By the end of August 1999, the EPA is scheduled to propose regulations requiring disinfection of certain groundwater systems and provide guidance on determining which systems must provide disinfection facilities. The EPA may utilize the cost/benefit analysis provided in the 1996 SDWA amendments to establish such regulations. It is anticipated that the regulations will apply to several of SCW's systems using groundwater supplies. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, Registrant does not believe that such regulations will impose significant compliance costs, since SCW already currently engages in disinfection of its groundwater systems.

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

                  The EPA has withdrawn its proposed radon rule and has arranged for the National Academy of Sciences to conduct a risk assessment and a study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences has completed its study and has agreed with much of EPA's original findings but has slightly reduced the ingestion risk initially assumed by EPA. The EPA is expected to establish an MCL based on the findings of the National Academy of Sciences' risk assessment report and to set an alternative MCL, based on potential mitigation measures for overall radon reduction, by the end of August 1999. Although Registrant is unable to predict the standard for radon, Registrant itself is currently conducting studies to determine the best treatment for affected wells.

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

                  In February 1998, SCW was informed that nitrosodimethylemine
(NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in three of its wells in its Arden-Cordova system. Each of the wells has been removed from service. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corporation. Aerojet-General Corporation has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source(s) of water supply in SCW's Arden-Cordova customer service area as well as reimburse SCW for costs associated with the drilling and equipping of two new wells.

                  SCW and Aerojet-General Corporation are in negotiations on other matters related to procedures to address cleanup of the contaminated wells, costs associated with the cleanup, increased costs of purchased water as compared to pumped sources and costs associated with developing new sources of groundwater supply. SCW and Aerojet-General Corporation are attempting to negotiate an agreement on these matters. The agreement would require initial payment of approximately $950,000 for costs associated with certain water supply facilities. The remainder of the costs is subject to further reimbursement, including interest, over no more than a fifteen month period. Assuming the negotiations are consummated favorably to SCW, the reimbursement from Aerojet-General reduces SCW's utility plant and costs of purchased water. SCW remains vigilant in its efforts to assure a safe water supply is available to customers in its Arden-Cordova system from the local groundwater basin, although no assurance can be given that current or future negotiations will successfully address this objective.

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

                  Several studies are under way to determine the possible sources and causes of the MTBE contamination. The federal EPA is pursuing an enforcement effort to reach a settlement with the potentially responsible parties on matters relating to the cleanup of the contamination. Registrant is unable to predict the outcome of the EPA's enforcement efforts. Pursuant to an agreement with SCW, two of the potentially responsible parties have reimbursed SCW's legal and consulting costs related to this matter as well as for increased costs incurred by SCW in purchasing replacement water. SCW and such parties have negotiated a month-to-month extension of this agreement which is anticipated to remain effective until the underlying groundwater basin contamination is remediated. No assurances can be given that current or future negotiations will result in complete restoration of SCW's water rights or that continued reimbursement of SCW's costs will be forthcoming.

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

 RATES AND REGULATION

                  SCW is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classifications of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of convenience and necessity as to the extension of services and facilities and various other matters. AWR and ASUS are not directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between SCW and its unregulated affiliates.

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

                  New water rates were implemented in three of SCW's customer service areas in January 1, 1998 to recover costs associated with capital projects in those areas. Step increases in rates were effective in April 1998 in Barstow and in May 1998 in Santa Maria. Increased rates for six additional water ratemaking districts and recovery of costs associated with SCW's general office functions were effective January 1, 1999. Step increases in rates for Arden-Cordova, Bay Point and Los Osos were also effective in January, 1999.

                  Applications to increase water rates were filed for four water ratemaking districts in March 1999. SCW and CPUC Staff are in the final stages of a settlement on all issues in these cases although it is not anticipated that new rates, if authorized in total or in part by the CPUC, would be effective prior to January 1, 2000.

                  SCW has filed an application with the CPUC to combine tariff schedules into regional rates for the customer service areas that make up SCW's Region III. A final decision from the CPUC is anticipated by the fourth quarter of 1999.

                  In January 1998, the CPUC authorized a memorandum account for legal expenses associated with SCW's involvement in water quality related lawsuits in its San Gabriel Valley customer service area. In March 1998, the CPUC authorized similar memorandum accounts for SCW's Arden-Cordova and Simi Valley customer service areas. Moreover, and partially in response to the lawsuits, the CPUC has initiated an Order Instituting Investigation (OII) into whether its existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by water utilities, including SCW, under its jurisdiction. See the section entitled "Legal Proceedings" for more information.

                  The CPUC also has two active Orders Instituting Rulemaking
(OIR) - one to provide guidelines for acquisition and mergers of water companies; the other to provide guidelines for the privatization and use of excess capacity as it relates to regulated water companies. The administrative law judge assigned to the OIR on privatization and excess capacity has issued a proposed order in that proceeding. SCW is reviewing the proposed decision but believes that it does not adequately reflect the record. As such, SCW has provided comments on the proposed decision. SCW is unable to predict the outcome of the CPUC's final order in either of the OIR's.

                  On April 22, 1999, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of approximately $3.1 million in costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project ("SWP"). SCW's investment in SWP is currently included in utility plant. SCW is investigating its options to recover its investment in SWP including contributions from developers on a per-lot or other basis or, failing that, sale of its 500 acre-foot entitlement in SWP. SCW believes that its full investment and on-going costs associated with its ownership will be fully recovered. See the "Notes to Financial Statements" for more information.

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

                  Registrant is significantly dependent on third party suppliers, such as energy and telecommunication companies and wholesale water suppliers. In order to conduct its business, Registrant has initiated due diligence with certain of its major service providers to address their Y2K readiness. In the event that such suppliers might be adversely affected by Y2K, Registrant is preparing its contingency plan which will likely include, among other things, increased staffing during critical periods, manual back-up for automated systems and the use of portable generators capable of providing power during a black-out. Registrant does not have, and may never fully have, sufficient information about the Y2K exposure or remediation plans of these third parties to adequately predict the risks posed by them to Registrant. If the third parties have Y2K problems that are not remedied, resulting problems could include loss of utility services and disruption of water supplies.

                  To date, there have been no significant costs associated with Y2K readiness that have not been approved by the CPUC for recovery through rates. Registrant estimates that it may incur up to $800,000 in expense depending on the results of on-going tests, to address Y2K readiness. Registrant believes that the future costs, which are prudently incurred, will also be allowed for recovery through rates. The CPUC has notified all utilities under its jurisdiction, including SCW, that it will review their Y2K preparations. SCW has submitted its Y2K contingency plan to the CPUC in accordance with its direction.

RISK FACTOR SUMMARY

         This section (written in plain English) summarizes certain risks of our business that may affect our future financial results. We also periodically file with the Securities and Exchange Commission documents that include more information on these risks. It is important for investors to read these documents.

         Litigation

         SCW has recently been sued in eleven water-quality related lawsuits:

         o a suit filed on April 24, 1997 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site

         o a suit filed on November 3, 1997 alleging personal injury and property damage as a result of the sale of water; few of our systems are located in the geographical area covered by this suit

         o a suit filed on January 8, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

         o a suit filed on February 2, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

         o a suit filed on February 4, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

         o a suit filed in April 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

         o three suits filed on July 30, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

         o a suit filed on December 30, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

         o a suit filed in July 1999 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

         In March 1998, the CPUC issued an order instituting investigation (the "OII") as a result of these types of suits being filed against water utilities in California. The CPUC is seeking to determine:

         o whether existing standards and policies regarding drinking water quality adequately protect the public health

         o        whether water utilities are following existing standards

         The lawsuits have been stayed pending the outcome of the OII and, in the case of those lawsuits related to the San Gabriel Valley, a hearing to be held on August 23, 1999 before the First District Court of Appeals. We anticipate that the CPUC will issue a decision in the OII on or about September 30, 1999. We are unable to predict the nature of the Court's actions, the CPUC's final decision or the outcome of the lawsuits. An adverse outcome in this type of litigation is, however, likely to be material.

          The CPUC has authorized a memorandum account for legal expenses incurred by water utilities, including SCW, in the water quality lawsuits. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs.

         Environmental Regulation

          SCW is subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

         o the 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to minimum containment levels

         o interim regulations expected to be adopted before the end of 2000 requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations will affect SCW's five surface water treatment plants

         o additional regulation of disinfection/disinfection byproducts expected to be adopted before the end of 2002; these regulations will potentially affect two of SCW's systems

         o additional regulations expected to be adopted before the end of 2000 requiring disinfection of certain groundwater systems; these regulations will potentially impact several of SCW's systems using groundwater supplies

         o        potential regulation of radon and arsenic

         o new California requirements to fluoridate public water systems serving over 10,000 customers

         SCW may be able to recover costs incurred to comply with these regulations through the ratemaking process for our regulated systems. We may also be able to recover certain of these costs under our contractual arrangements with municipalities. In certain circumstances, we may recover costs from parties responsible or potentially responsible for contamination.

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

         There are also a number of matters pending before the CPUC that may affect our future financial results. These matters include:

         o applications filed by SCW to increase rates in four of its 16 rate-making jurisdictions; a final decision is not expected until near year-end 1999 although a tentative settlement has been worked out

         o an application filed to consolidate the rate-making jurisdictions located in SCW's Region III area into a single tariff

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

         The adequacy of water supplies varies from year to year depending upon a variety of factors, including

         o        rainfall

         o        the amount of water stored in reservoirs

         o        the amount used by our customers and others

         o        water quality, and

         o        legal limitations on use.

         As a result of heavier than normal rainfall in the winter of 1998-1999, most of California's reservoirs remain at or near capacity and the outlook for water supply in the near term is generally favorable. Population growth and increases in the amount of water used have, however, increased limitations on use to prevent overdrafting of groundwater basins. The import of water from the Colorado River, one of our important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project. We also have in recent years taken wells out of service due to water quality problems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk. The disclosure required is, therefore, not applicable.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

                  SCW is a defendant in eleven lawsuits involving several claims pertaining to water quality. Nine of the lawsuits involve customer service areas located in Los Angeles county in the southern portion of the State of California; two of the lawsuits involve a customer service area located in Sacramento county in northern California.

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

                  On June 24, 1998, the judge assigned to the Adler Matter, acting on the Court's own motion, issued a stay of all proceedings in the Adler matter pending the outcome of the CPUC's Order Instituting Investigation (OII) proceeding described below. Plaintiffs in the Adler matter petitioned the Second District Court of Appeal for a Writ of Mandamus to have the stay lifted. Prior to hearings before the Appellate Court, the Court advised all parties of a potential conflict of interest due to the fact that two clerical staff members of the Court were plaintiffs in one of the consolidated cases, Santamaria v. Suburban Water Systems. As a result, the Adler matter and all the consolidated cases were transferred to the First District Court of Appeal in San Francisco. The Writ of Mandamus was heard by the First District Appellate Court on April 19, 1999.

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

                  On December 30, 1998, SCW was named as a defendant in a complaint in multiple counts, styled Abarca, et al. v. City of Pomona, et al., filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, conspiracy/fraudulent concealment, battery and unfair business practices on behalf of 383 plaintiffs (the "Abarca Matter"). Plaintiff's seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served on June 18, 1999.

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

                  SCW was named as a defendant, along with the City of Pomona, California and Xerox Corporation in the matter styled Adejare, et al. v. Southern California Water Company, et al., filed in Los Angeles Superior Court which seeks recovery for wrongful death, battery and fraudulent concealment (the "Adejare Matter"). Plaintiff's seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief.

                  By Stipulation, the Abarca, Adejare, Anderson, Boswell, Celi, Criner, Domciuc and Dominguez Matters have been "attached" to the Adler Matter, and the parties have agreed that each of these matter will be bound by actions taken in the Adler Matter, together the "Consolidated Matters." Parties to the Stipulation have, however reserved any rights that might be distinct in each of the consolidated Matters. Thus, the Consolidated Matters are presently under the same stay order as was issued in the Adler Matter. A hearing is scheduled for August 23, 1999 to address a motion filed by the plaintiff's requesting that the stay currently in effect for Consolidated Matters be lifted, that the CPUC does not, in fact, have jurisdiction over the issues in the consolidated matters and that each of the matters be allowed to continue. SCW is unable to predict what action, if any, the Court of Appeals may take in this request.

                  In January 1998 SCW was named a defendant in the matter of Nathaniel Allen, Jr., et al. v. Aerojet-General Corporation, et al which was filed in Sacramento Superior Court. The complaint makes claims based on wrongful death, personal injury, property damage as a result of nuisance and trespass, medical monitoring, and diminution of property values (the "Allen Matter"). Plaintiffs allege that SCW and other defendants have delivered water to plaintiffs which allegedly is, or has been in the past, contaminated with a number of chemicals, including TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other, unnamed, chemicals. SCW filed Demurrers and Motion to Strike in this matter on June 5, 1998. On August 31, 1998, the judge assigned to the Allen Matter, acting on the Court's own motion, issued a stay of all proceedings in the Allen matter pending the outcome of the CPUC's OII proceeding. The plaintiff's petitioned the Third District Court of Appeal for a Writ of Mandamus to overrule the stay. The Court denied the petition. Plaintiff's then petitioned the California Supreme Court for relief from the Appellate Court's ruling. The California Supreme Court denied plaintiff's petition. Thus the stay in the Allen Matter remains in effect.

                  In April 1998, SCW was named a defendant in the matter of Daphne Adams, et al. v. Aerojet General, et al. which was filed in Sacramento Superior Court (the "Adams Matter"). The complaint makes claims based on negligence, strict liability, trespass, public nuisance, private nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, violation of California Business and Professions Code section 17200 et seq., intentional infliction of emotional distress, intentional spoilage of evidence, negligent destruction of evidence needed for prospective civil litigation, wrongful death and medical monitoring. Plaintiff's seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, injunctive and restitutionary relief, disgorged profits and civil penalties, medical monitoring according to proof and other unspecified relief. SCW filed its Demurrers and Motion to Strike in this matter on June 5, 1998. On August 31, 1998, the judge assigned to the Adams Matter, acting on the Court's own motion, issued a stay of all proceedings in the Adams matter pending the outcome of the CPUC's OII proceeding. The plaintiff's petitioned the Third District Court of Appeal for a Writ of Mandamus to overrule the stay. The Court denied the petition. Plaintiff's then petitioned the California Supreme Court for relief from the Appellate Court's ruling. The California Supreme Court denied plaintiff's petition. Thus the stay in the Adams Matter remains in effect.

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

                  On June 10, 1999, the CPUC issued an interim order which established that the CPUC has jurisdiction to conduct the investigation regulation in matters related to water quality over those water utilities subject to its authority. A final decision in the OII is anticipated by the end of September 1999. SCW is unable to predict what the final order will find or what, if any, additional hearings or investigations may be required as a result of finding in the OII.

OTHER LITIGATION

                  Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation to which Registrant is a party or of which any of its properties is the subject which are believed to be material.

ITEM 2.   CHANGES IN SECURITIES

                  As of June 30, 1999, earned surplus amounted to $58,580,000, none of which was restricted as to payment of cash dividends on Registrant's Common Shares by any terms of Registrant's debt instruments.

                  As of June 30, 1999, authorized but unissued Common Shares includes 89,226 and 71,408 Common Shares reserved for issuance under Registrant's Dividend Reinvestment and Common Share Purchase Program and Investment Incentive Program (401-k), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by SCW and for investment purposes by participants.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No item was submitted during the second quarter of the fiscal year covered by this report to vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

                  On July 23, 1999, the Board of Directors of Registrant declared a regular quarterly dividend of $0.32 per common share. The dividend will be paid September 1, 1999 to shareholders of record as of the close of business on August 9, 1999. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

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



                                        AMERICAN STATES WATER COMPANY
                                           and its subsidiary
                                        SOUTHERN CALIFORNIA WATER COMPANY



                                           By : /s/  McClellan Harris III
                                               ---------------------------------
                                                     McClellan Harris III
                                                   Vice President - Finance,
                                                     Chief Financial Officer,
                                                     Treasurer and Secretary




                                           By : /s/   Linda J. Matlick
                                               ---------------------------------
                                                      Linda J. Matlick
                                                        Controller
                                               Southern California Water Company




Dated:  August 11, 1999