Form 10-Q
period 1999-09-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 1999-10-29
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

COMMISSION       REGISTRANT AND STATE OF INCORPORATION          IRS EMPLOYER
 File No.            Address and Telephone Number            Identification No.
----------       -------------------------------------       ------------------
333-47647            American States Water Company               95-4676679

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


As of October 29, 1999, the number of Common Shares outstanding, No Par Value with Stated Value of $2.50, of American States Water Company was 8,957,671, all of which are listed on the New York Stock Exchange.

As of October 29, 1999, all of the 100 outstanding Common Shares of Southern California Water Company are owned by American States Water Company.

                          AMERICAN STATES WATER COMPANY

                                       AND

                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------
PART I  FINANCIAL INFORMATION

Item 1: Financial Statements                                                                      1

        Consolidated Balance Sheets of American States Water Company as of
        September 30, 1999 and December, 1998                                                   2-3

        Consolidated Statements of Income of American States Water Company for
        the Three Months Ended September 30, 1999 and September 30, 1998                          4

        Consolidated Statements of Income of American States Water Company for
        the Nine Months Ended September 30, 1999 and September 30, 1998                           5

        Consolidated Statements of Income of American States Water Company for
        the Twelve Months Ended September 30, 1999 and September 30, 1998                         6

        Consolidated Statements of Cash Flow of American States Water Company for
        the Nine Months Ended September 30, 1999 and September 30, 1998                           7

        Consolidated Balance Sheets of Southern California Water Company as of
        September 30, 1999 and December 31, 1998                                                8-9

        Consolidated Statements of Income of Southern California Water Company for
        the Three Months Ended September 30, 1999 and September 30, 1998                         10

        Consolidated Statements of Income of Southern California Water Company for
        the Nine Months Ended September 30, 1999 and September 30, 1998                          11

        Consolidated Statements of Income of Southern California Water Company for
        the Twelve Months Ended September 30, 1999 and September 30, 1998                        12

        Consolidated Statements of Cash Flow of Southern California Water Company for
        the Nine Months Ended September 30, 1999 and September 30, 1998                          13

        Notes to Financial Statements                                                         14-16

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation  17-31

Item 3: Quantitative and Qualitative Disclosures About Market Risks                              32

PART II OTHER INFORMATION

Item 1: Legal Proceedings                                                                     32-34

Item 2: Changes in Securities                                                                    34

Item 3: Defaults Upon Senior Securities                                                          34

Item 4: Submission of Matters to a Vote of Security Holders                                      34

Item 5: Other Information                                                                        34

Item 6: Exhibits and Reports on Form 8-K                                                         34

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

     Filing Format

          This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: American States Water Company (hereinafter "AWR") and Southern California Water Company (hereinafter "SCW"). For more information, please see Note 1 to the Notes to Financial Statements and the heading entitled General in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operation. References in this report to "Registrant" are to AWR and SCW, collectively unless otherwise specified. SCW makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than SCW.

                         AMERICAN STATES WATER COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      1999              1998
                                                  -------------      -----------
                                                  (Unaudited)
                                                           (in thousands)
UTILITY PLANT, at cost

  Water .........................................   $ 511,133         $ 482,989
  Electric ......................................      35,326            35,171
                                                    ---------         ---------
                                                      546,459           518,160
  Less -- Accumulated depreciation ..............    (148,500)         (138,423)
                                                    ---------         ---------
                                                      397,959           379,737
  Construction work in progress .................      42,608            35,016
                                                    ---------         ---------
                                                      440,567           414,753
                                                    ---------         ---------
OTHER PROPERTY AND INVESTMENTS ..................         807             1,077
                                                    ---------         ---------
CURRENT ASSETS

  Cash and cash equivalents .....................       3,479               620
  Accounts receivable -
    Customers, less reserves of $644
      in 1999 and $403 in 1998 ..................      10,921             7,626
    Other .......................................       5,631             5,301
  Unbilled revenue ..............................      13,124             9,303
  Materials and supplies, at average cost .......       1,228               994
  Supply cost balancing accounts ................       4,754             4,300
  Prepayments and other .........................       5,192             5,988
  Accumulated deferred income taxes - net .......       5,689             5,156
                                                    ---------         ---------
                                                       50,018            39,288
                                                    ---------         ---------
DEFERRED CHARGES
  Regulatory tax-related assets .................      20,410            21,506
  Other deferred charges ........................       8,771             8,047
                                                    ---------         ---------
                                                       29,181            29,553
                                                    ---------         ---------
                                                    $ 520,573         $ 484,671
                                                    =========         =========



The accompanying notes are an integral part of these financial statements.

                         AMERICAN STATES WATER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      1999              1998
                                                  -------------      -----------
                                                   (Unaudited)
                                                           (in thousands)
CAPITALIZATION
  Common shareholders' equity ...................   $ 159,734         $ 154,299
  Preferred shares ..............................       1,600             1,600
  Preferred shares subject to mandatory
    redemption requirements .....................         400               400
  Long-term debt ................................     160,217           120,809
                                                    ---------         ---------
                                                      321,951           277,108
                                                    ---------         ---------

CURRENT LIABILITIES
  Notes payable to banks ........................      11,000            38,000
  Long-term debt and preferred shares
    due within one year .........................         510               260
  Accounts payable ..............................      13,499            10,218
  Taxes payable .................................       9,157             5,900
  Accrued interest ..............................       3,362             1,405
  Other accrued liabilities .....................      11,979             7,985
                                                    ---------         ---------
                                                       49,507            63,768
                                                    ---------         ---------

OTHER CREDITS
  Advances for construction .....................      56,650            54,743
  Contributions in aid of construction ..........      38,850            36,530
  Accumulated deferred income taxes - net .......      48,141            46,902
  Unamortized investment tax credits ............       3,087             3,155
  Regulatory tax-related liability ..............       1,873             1,906
  Other .........................................         514               559
                                                    ---------         ---------
                                                      149,115           143,795
                                                    ---------         ---------
                                                    $ 520,573         $ 484,671
                                                    =========         =========



The accompanying notes are an integral part of these financial statements.

                         AMERICAN STATES WATER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                              FOR THE THREE MONTHS
                       ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                      1999              1998
                                                  -------------      -----------
                                                      (in thousands, except
                                                        per share amounts)
OPERATING REVENUES
    Water .......................................   $  48,357         $  43,813
    Electric ....................................       3,240             3,189
                                                    ---------         ---------
                                                       51,597            47,002
                                                    ---------         ---------
OPERATING EXPENSES
    Water purchased .............................      12,628            11,104
    Power purchased for pumping .................       2,127             2,280
    Power purchased for resale ..................       1,629             1,320
    Groundwater production assessment ...........       1,832             1,934
    Supply cost balancing accounts ..............        (332)              182
    Other operating expenses ....................       3,783             3,840
    Administrative and general expenses .........       6,792             5,151
    Depreciation ................................       3,380             3,639
    Maintenance .................................       2,064             1,770
    Taxes on income .............................       5,705             4,740
    Other taxes .................................       1,723             1,610
                                                    ---------         ---------
                                                       41,331            37,570
                                                    ---------         ---------
    Operating income ............................      10,266             9,432
OTHER INCOME/(LOSS) .............................         150              (209)
                                                    ---------         ---------
    Income before interest charges ..............      10,416             9,223
INTEREST CHARGES ................................       3,726             2,849
                                                    ---------         ---------
NET INCOME ......................................       6,690             6,374
DIVIDENDS ON PREFERRED SHARES ...................         (22)              (23)
                                                    ---------         ---------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ......   $   6,668         $   6,351
                                                    =========         =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING....       8,958             8,958
                                                    =========         =========
Basic Earnings Per Common Share .................   $    0.74         $    0.71
                                                    =========         =========
Dividends Declared Per Common Share .............   $   0.320         $   0.315
                                                    =========         =========



   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                               FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                      1999              1998
                                                  -------------      -----------
                                                       (in thousands, except
                                                         per share amounts)
OPERATING REVENUES
    Water .......................................   $ 119,914         $ 102,127
    Electric ....................................       9,931             9,831
                                                    ---------         ---------
                                                      129,845           111,958
                                                    ---------         ---------
OPERATING EXPENSES
    Water purchased .............................      26,946            24,529
    Power purchased for pumping .................       5,140             4,904
    Power purchased for resale ..................       5,150             3,764
    Groundwater production assessment ...........       5,520             5,542
    Supply cost balancing accounts ..............        (453)           (1,055)
    Other operating expenses ....................      11,170            10,866
    Administrative and general expenses .........      20,544            15,897
    Depreciation ................................      10,270             9,588
    Maintenance .................................       5,874             5,432
    Taxes on income .............................      11,395             8,484
    Other taxes .................................       4,918             4,607
                                                    ---------         ---------
                                                      106,474            92,558
                                                    ---------         ---------
    Operating income ............................      23,371            19,400
OTHER INCOME ....................................         409               (78)
                                                    ---------         ---------
    Income before interest charges ..............      23,780            19,322
INTEREST CHARGES ................................       9,707             8,338
                                                    ---------         ---------
NET INCOME ......................................      14,073            10,984
DIVIDENDS ON PREFERRED SHARES ...................         (66)              (68)
                                                    ---------         ---------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ......   $  14,007         $  10,916
                                                    =========         =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ...       8,958             8,958
                                                    =========         =========
Basic Earnings Per Common Share .................   $    1.56         $    1.22
                                                    =========         =========
Dividends Declared Per Common Share .............   $   0.960         $   0.945
                                                    =========         =========



   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                              FOR THE TWELVE MONTHS
                        ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                       TWELVE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                      1999              1998
                                                  -------------      -----------
                                                       (in thousands, except
                                                         per share amounts)
OPERATING REVENUES
    Water .......................................   $ 152,645         $ 135,138
    Electric ....................................      13,301            13,325
                                                    ---------         ---------
                                                      165,946           148,463
                                                    ---------         ---------
OPERATING EXPENSES
    Water purchased .............................      33,251            31,949
    Power purchased for pumping .................       7,245             7,006
    Power purchased for resale ..................       6,399             5,302
    Groundwater production assessment ...........       7,545             7,007
    Supply cost balancing accounts ..............         630            (1,083)
    Other operating expenses ....................      14,762            14,218
    Administrative and general expenses .........      26,635            21,819
    Depreciation ................................      13,219            12,323
    Maintenance .................................       7,753             7,286
    Taxes on income .............................      13,041            11,098
    Other taxes .................................       6,436             6,175
                                                    ---------         ---------
                                                      136,916           123,100
                                                    ---------         ---------
    Operating income ............................      29,030            25,363
OTHER INCOME ....................................       1,257               223
                                                    ---------         ---------
    Income before interest charges ..............      30,287            25,586
INTEREST CHARGES ................................      12,576            10,979
                                                    ---------         ---------
NET INCOME ......................................      17,711            14,607
DIVIDENDS ON PREFERRED SHARES ...................         (88)              (91)
                                                    ---------         ---------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ......   $  17,623         $  14,516
                                                    =========         =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ...       8,958             8,958
                                                    =========         =========
Basic Earnings Per Common Share .................   $    1.97         $    1.62
                                                    =========         =========
Dividends Declared Per Common Share .............   $   1.275         $   1.260
                                                    =========         =========



   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                      1999              1998
                                                  -------------      -----------
                                                          (in thousands)
OPERATING REVENUES
CASH FLOWS FROM -
Operating Activities:
    Net income ..................................   $  14,073         $  10,985
    Adjustments for non-cash items:
    Depreciation and amortization ...............      10,667             9,926
      Deferred income taxes and
        investment tax credits ..................       1,701             3,447
      Other - net ...............................      (2,308)            3,408
    Changes in assets and liabilities:
      Accounts receivable .......................      (3,295)           (1,958)
      Prepayments ...............................         796             3,410
      Supply cost balancing accounts ............        (454)           (1,098)
      Accounts payable ..........................       3,281               109
      Taxes payable .............................       3,257             1,058
      Unbilled revenue ..........................      (3,821)           (2,731)
      Other .....................................       5,383              (376)
                                                    ---------         ---------
        Net Cash Provided .......................      29,280            26,180
                                                    ---------         ---------
Investing Activities:
   Construction expenditures ....................     (32,646)          (30,386)
                                                    ---------         ---------
         Net Cash Used ..........................     (32,646)          (30,386)
                                                    ---------         ---------
  Financing Activities:
    Issuance of securities ......................      39,968            15,000
    Receipt of advances and contributions .......       3,564             2,831
    Repayments of long-term debt, net of
      redemption of preferred shares ............        (309)              541
    Refunds on advances ........................       (1,333)           (2,536)
    Repayments of notes payable to banks .......      (27,000)           (7,000)
    Common and preferred dividends paid .........      (8,665)           (8,532)
                                                    ---------         ---------
         Net Cash Provided ......................       6,225               304
                                                    ---------         ---------

  Net Increase (Decrease) in Cash and
    Cash Equivalents ............................       2,859            (3,902)
  Cash and Cash Equivalents, Beginning
    of period ...................................         620             4,186
                                                    ---------         ---------
  Cash and Cash Equivalents, End
    of period ...................................   $   3,479         $     284
                                                    =========         =========



   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      1999              1998
                                                  ------------      ------------
                                                  (Unaudited)
                                                          (in thousands)
UTILITY PLANT, at cost
  Water .........................................   $ 511,133         $ 482,989
  Electric ......................................      35,326            35,171
                                                    ---------         ---------
                                                      546,459           518,160
  Less - Accumulated depreciation ...............    (148,500)         (138,423)
                                                    ---------         ---------
                                                      397,959           379,737
  Construction work in progress .................      42,608            35,016
                                                    ---------         ---------
                                                      440,567           414,753
                                                    ---------         ---------
OTHER PROPERTY AND INVESTMENTS ..................         786               763
                                                    ---------         ---------
CURRENT ASSETS
  Cash and cash equivalents .....................       2,992               524
  Accounts receivable -
    Customers, less reserves of $644
      in 1999 and $403 in 1998 ..................      10,684             7,498
    Other .......................................       7,697             5,376
  Unbilled revenue ..............................      13,124             9,303
  Materials and supplies, at average cost .......       1,228               994
  Supply cost balancing accounts ................       4,754             4,300
  Prepayments and other .........................       5,192             5,988
  Accumulated deferred income taxes - net .......       5,712             5,173
                                                    ---------         ---------
                                                       51,383            39,156
                                                    ---------         ---------
DEFERRED CHARGES
  Regulatory tax-related assets .................      20,410            21,506
  Other deferred charges ........................       8,651             7,997
                                                    ---------         ---------
                                                       29,061            29,503
                                                    ---------         ---------

                                                    $ 521,797         $ 484,175
                                                    =========         =========



   The accompanying notes are an integral part of these financial statements.

                       SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      1999              1998
                                                  ------------      ------------
                                                  (Unaudited)
                                                          (in thousands)
CAPITALIZATION
  Common shareholders' equity ...................   $ 160,912         $ 155,721
  Long-term debt ................................     160,217           120,809
                                                    ---------         ---------
                                                      321,129           276,530
                                                    ---------         ---------
CURRENT LIABILITIES
  Notes payable to banks ........................      11,000            38,000
  Long-term debt and preferred shares
    due within one year .........................         510               260
  Accounts payable ..............................      15,292            10,054
  Taxes payable .................................       9,413             6,147
  Accrued interest ..............................       3,362             1,405
  Other accrued liabilities .....................      11,976             7,984
                                                    ---------         ---------
                                                       51,553            63,850
                                                    ---------         ---------
OTHER CREDITS
  Advances for construction .....................      56,650            54,744
  Contributions in aid of construction ..........      38,850            36,530
  Accumulated deferred income taxes - net .......      48,141            46,902
  Unamortized investment tax credits ............       3,087             3,155
  Regulatory tax-related liability ..............       1,873             1,906
  Other .........................................         514               558
                                                    ---------         ---------
                                                      149,115           143,795
                                                    ---------         ---------
                                                    $ 521,797         $ 484,175
                                                    =========         =========



   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                       ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
                                                      ($ in thousands, except
                                                         per share amounts)
OPERATING REVENUES
    Water .......................................   $  48,250         $  43,797
    Electric ....................................       3,240             3,189
                                                    ---------         ---------
                                                       51,490            46,986
                                                    ---------         ---------
OPERATING EXPENSES
    Water purchased .............................      12,628            11,104
    Power purchased for pumping .................       2,127             2,280
    Power purchased for resale ..................       1,629             1,320
    Groundwater production assessment ...........       1,832             1,934
    Supply cost balancing accounts ..............        (332)              182
    Other operating expenses ....................       3,758             3,835
    Administrative and general expenses .........       6,639             5,149
    Depreciation ................................       3,380             3,505
    Maintenance .................................       2,064             1,770
    Taxes on income .............................       5,728             4,787
    Other taxes .................................       1,723             1,610
                                                    ---------         ---------
                                                       41,176            37,476
                                                    ---------         ---------
    Operating income ............................      10,314             9,510
OTHER INCOME/(LOSS) .............................         149              (104)
                                                    ---------         ---------
    Income before interest charges ..............      10,463             9,406
INTEREST CHARGES ................................       3,725             2,849
                                                    ---------         ---------
NET INCOME ......................................       6,738             6,557
DIVIDENDS ON PREFERRED SHARES ...................          --                --
                                                    ---------         ---------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ......   $   6,738         $   6,557
                                                    =========         =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ...         100               100
                                                    =========         =========
Basic Earnings Per Common Share .................   $  67,380         $  65,570
                                                    =========         =========
Dividends Declared Per Common Share .............   $  29,000         $  30,450
                                                    =========         =========


The accompanying notes are an integral part of these financial statements. All information has been adjusted to reflect formation of holding company in 1998.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
                                                      ($ in thousands, except
                                                         per share amounts)
OPERATING REVENUES
    Water .......................................   $ 119,673         $ 102,111
    Electric ....................................       9,931             9,831
                                                    ---------         ---------
                                                      129,604           111,942
                                                    ---------         ---------
OPERATING EXPENSES
    Water purchased .............................      26,946            24,527
    Power purchased for pumping .................       5,140             4,904
    Power purchased for resale ..................       5,150             3,764
    Groundwater production assessment ...........       5,520             5,542
    Supply cost balancing accounts ..............        (453)           (1,055)
    Other operating expenses ....................      11,122            10,861
    Administrative and general expenses .........      20,235            15,897
    Depreciation ................................      10,136             9,454
    Maintenance .................................       5,872             5,432
    Taxes on income .............................      11,472             8,531
    Other taxes .................................       4,916             4,607
                                                    ---------         ---------
                                                      106,056            92,464
                                                    ---------         ---------
    Operating income ............................      23,548            19,478
OTHER INCOME ....................................         385                27
                                                    ---------         ---------
    Income before interest charges ..............      23,933            19,505
INTEREST CHARGES ................................       9,707             8,338
                                                    ---------         ---------
NET INCOME ......................................      14,226            11,167
DIVIDENDS ON PREFERRED SHARES ...................          --               (46)
                                                    ---------         ---------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ......   $  14,226         $  11,121
                                                    =========         =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ...         100               100
                                                    =========         =========
Basic Earnings Per Common Share .................   $ 142,260         $ 111,210
                                                    =========         =========
Dividends Declared Per Common Share .............   $  90,400         $  86,883
                                                    =========         =========



The accompanying notes are an integral part of these financial statements. All information has been adjusted to reflect formation of holding company in 1998.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                       ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                        TWELVE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
                                                      ($ in thousands, except
                                                         per share amounts)
OPERATING REVENUES
    Water .......................................   $ 152,355         $ 135,123
    Electric ....................................      13,301            13,325
                                                    ---------         ---------
                                                      165,656           148,448
                                                    ---------         ---------
OPERATING EXPENSES

    Water purchased .............................      33,251            31,949
    Power purchased for pumping .................       7,245             7,006
    Power purchased for resale ..................       6,399             5,302
    Groundwater production assessment ...........       7,545             7,007
    Supply cost balancing accounts ..............         630            (1,082)
    Other operating expenses ....................      14,694            14,214
    Administrative and general expenses .........      26,224            21,817
    Depreciation ................................      12,952            12,189
    Maintenance .................................       7,750             7,286
    Taxes on income .............................      13,301            11,145
    Other taxes .................................       6,434             6,175
                                                    ---------         ---------
                                                      136,425           123,008
                                                    ---------         ---------
    Operating income ............................      29,231            25,440
OTHER INCOME ....................................       1,589               328
                                                    ---------         ---------
    Income before interest charges ..............      30,820            25,768
INTEREST CHARGES ................................      12,576            10,979
                                                    ---------         ---------
NET INCOME ......................................      18,244            14,789
DIVIDENDS ON PREFERRED SHARES ...................           0               (69)
                                                    ---------         ---------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ......   $  18,244         $  14,720
                                                    =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ...         100               100
                                                    =========         =========
Basic Earnings Per Common Share .................   $ 182,440         $ 147,200
                                                    =========         =========
Dividends Declared Per Common Share .............   $ 118,837         $ 115,100
                                                    =========         =========



The accompanying notes are an integral part of these financial statements. All information has been adjusted to reflect formation of holding company in 1998.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
                                                          (in thousands)

CASH FLOWS FROM
  Operating Activities:
    Net income ..................................   $  14,226         $  11,167
    Adjustments for non-cash items:
    Depreciation and amortization ...............      10,533             9,926
      Deferred income taxes and
        investment tax credits ..................       1,696             3,444
      Other - net ...............................      (2,563)            5,772
    Changes in assets and liabilities:
      Accounts receivable .......................      (3,186)           (1,906)
      Prepayments ...............................         796             3,410
      Supply cost balancing accounts ............        (454)           (1,098)
      Accounts payable ..........................       5,238              (150)
      Taxes payable .............................       3,265             1,109
      Unbilled revenue ..........................      (3,821)           (2,731)
      Other .....................................       3,400              (265)
                                                    ---------         ---------
        Net Cash Provided .......................      29,130            28,678
                                                    ---------         ---------
Investing Activities:
   Construction expenditures ....................     (32,511)          (30,851)
                                                    ---------         ---------
         Net Cash Used ..........................     (32,511)          (30,851)
                                                    ---------         ---------
  Financing Activities:
    Issuance of securities ......................      39,968            15,000
    Receipt of advances and contributions .......       3,564             2,831
    Repayments of long-term debt, net of
      redemption of preferred shares ............        (310)           (1,499)
    Refunds on  advances ........................      (1,333)           (2,536)
    Repayments of notes payable to banks ........     (27,000)           (7,000)
    Common and preferred dividends paid .........      (9,040)           (8,733)
                                                    ---------         ---------
         Net Cash Provided (Used) ...............       5,849            (1,937)
                                                    ---------         ---------
  Net Increase (Decrease) in Cash and
    Cash Equivalents ............................       2,468            (4,110)
  Cash and Cash Equivalents, Beginning
     of period ..................................         524             4,186
                                                    ---------         ---------
  Cash and Cash Equivalents, End
     of period ..................................   $   2,992         $      76
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

3. Basic earnings per common share are calculated pursuant to SFAS No. 128 -- Earnings per Share -- and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Registrant has no dilutive securities outstanding and, accordingly, diluted earnings per share is not shown.

4. On April 22, 1999, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of approximately $2.4 million in costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project ("SWP"). SCW's investment in SWP is currently included in utility plant. SCW is investigating its options to recover its investment in SWP including contributions from developers on a per-lot or other basis or, failing that, sale of its 500 acre-foot entitlement in SWP. Management believes the value of the asset will ultimately be recovered. See the section entitled "Rates and Regulation" for more information.

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

(dollars in thousands)                     For The Three Months Ended September 30, 1999
-----------------------------------------------------------------------------------------------------
                                                          Water                              Electric
                                       ---------------------------------------------
                                       Region I         Region II        Region III
                                       --------------------------------------------------------------
Operating revenues                       $8,401           $19,910           $19,935           $3,244
Operating income before income taxes      2,874             5,245             6,910            1,013
Identifiable assets                     106,132           135,102           174,579           25,410
Depreciation expense                        684             1,010             1,350              336
Capital additions                         3,864             5,253             3,560              577
                                       --------------------------------------------------------------


(dollars in thousands)                     For The Three Months Ended September 30, 1998
-----------------------------------------------------------------------------------------------------
                                                          Water                              Electric
                                       ---------------------------------------------
                                       Region I         Region II        Region III
                                       --------------------------------------------------------------
Operating revenues                       $8,439          $17,066           $18,289            $3,192
Operating income before income taxes      3,035            4,234             6,414               614
Identifiable assets                      95,741          119,418           165,657            24,933
Depreciation expense                        639              842             1,230               794
Capital additions                         1,681            3,128             (868)               436
                                       --------------------------------------------------------------


 (dollars in thousands)                     For The Nine Months Ended September 30, 1999
-----------------------------------------------------------------------------------------------------
                                                          Water                              Electric
                                       ---------------------------------------------
                                       Region I         Region II        Region III
                                       --------------------------------------------------------------
Operating revenues                      $20,531          $52,577           $46,556            $9,940
Operating income before income taxes      5,200           13,015            13,494             3,311
Identifiable assets                     106,132          135,102           174,579            25,410
Depreciation expense                      2,052            3,030             4,046             1,008
Capital additions                         9,574           15,710             9,961             1,535
                                       --------------------------------------------------------------


(dollars in thousands)                      For The Nine Months Ended September 30, 1998
-----------------------------------------------------------------------------------------------------
                                                          Water                              Electric
                                       ---------------------------------------------
                                       Region I         Region II        Region III
                                       --------------------------------------------------------------
Operating revenues                      $18,974           $43,147           $39,982           $9,839
Operating income before income taxes      5,376             9,649            10,275            2,709
Identifiable assets                      95,741           119,418           165,657           24,933
Depreciation expense                      1,917             2,528             3,689            1,320
Capital additions                         9,427             9,042             6,221            1,323
                                       --------------------------------------------------------------

(dollars in thousands)                         For The Twelve Months Ended September 30, 1999
-----------------------------------------------------------------------------------------------------
                                                          Water                              Electric
                                       ---------------------------------------------
                                       Region I         Region II        Region III
                                       --------- ----------------- ----------------- ----------------
Operating revenues                      $26,484           $66,703           $59,157          $13,312
Operating income before income taxes      6,623            15,098            16,360            4,451
Identifiable assets                     106,132           135,102           174,579           25,410
Depreciation expense                      2,691             3,873             5,058            1,330
Capital additions                        13,465            29,725            10,921            1,939
                                       --------------------------------------------------------------


(dollars in thousands)                     For The Twelve Months Ended September 30, 1998
-----------------------------------------------------------------------------------------------------
                                                          Water                              Electric
                                       ---------------------------------------------
                                       Region I         Region II        Region III
                                       --------------------------------------------------------------
Operating revenues                      $24,604          $58,319           $52,188           $13,337
Operating income before income taxes      6,794           13,036            12,854             3,901
Identifiable assets                      95,741          119,418           165,657            24,933
Depreciation expense                      2,496            3,287             4,835             1,571
Capital additions                        13,485           20,000             6,113             1,971
                                       --------------------------------------------------------------

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

     SCW served 243,669 water customers and 21,039 electric customers at September 30, 1999, or a total of 264,708 customers, compared with 263,260 total customers at September 30, 1998.

     SCW's utility operations exhibit seasonal trends. Although SCW's water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 86.4%, 88.5% and 90.7% of total water revenues for the three, nine and twelve months ended September 30, 1999, respectively as compared to 85.3%, 89.0% and 91.5% for the three, nine and twelve months ended September 30, 1998, respectively.

RESULTS OF OPERATION

     Basic earnings per common share for the three months ended September 30, 1999 increased by 4.2% to $0.74 per share as compared to $0.71 per share for the comparable period last year. Basic earnings per common share for the nine months ended September 30, 1999 increased by 27.9% to $1.56 per share as compared to $1.22 per share for the comparable period last year. Basic earnings for the twelve months ended September 30, 1999 increased by 21.6% to $1.97 per share as compared to $1.62 per share for the twelve months ended September 30, 1998. The increase in the recorded results primarily reflects higher revenues during 1999 as is more fully discussed below.

     As compared to last year, water sales volumes for the three, nine and twelve months ended September 30, 1999 increased by 0.3%, 9.3% and 6.6%, respectively, due primarily to the much drier and warmer weather conditions throughout Southern California this year. Water operating revenues for the three, nine and twelve months ended September 30, 1999 increased by 10.4%, 17.4%, and 13.0%, respectively, from the same periods ended September 30, 1998 due to the increase in water volumes sold and the general rate increases effective January 1, 1999. Registrant implemented new rates in six of its customer service areas in January 1999. See the section entitled "Rates and Regulation" for more information.

     For the three months ended September 30, 1999, kilowatt-hour sales of electricity increased by 2.2% as compared to the same period ended September 30, 1998 and, as a result, electric operating revenues for the quarter ended September 30, 1999 increased by 1.6%. Kilowatt-hour sales increased by 3.2% and 2.8%, respectively, for the nine and twelve months ended September 30, 1999 as compared to last year due principally to lack of winter snows experienced in Registrant's service area during the first quarter of this year, which increased the use of snow making machines. Electric operating revenues for the nine and twelve month periods ending September 30, 1999 increased only by 1.0% and decreased slightly by 0.2%, respectively, over the comparable periods last year due to the fact that the increases in kilowatt-hour sales were contributed by industrial power users, billed at relatively lower rates.

     Purchased water costs increased by 13.7% for the three months ended September 30, 1999 as compared to the same period ending in 1998 due to a 5.4% increase in volumes purchased, and reimbursements from potentially responsible parties related to contamination in SCW's Culver City CSA of approximately $290,000 received during the three months ended September 30, 1998, there were no such reimbursements in the third quarter of 1999. For the nine months ended September 30, 1999, purchased water costs increased by 9.9% as compared to the same period last year, reflecting a 10.0% increase in volumes purchased. The nine-month comparison is also affected by higher reimbursements for well contamination as mentioned above in the period of 1998, offset by a refund of $1.4 million received by SCW in April of 1999 from the Water Replenishment district of Southern California (WRD). As compared to the twelve months ended September 30, 1998, purchased water costs increased by only 4.1% due to an additional WRD refund of $1.4 million received in December 1998. The twelve-month comparison is also affected by the mentioned reimbursements related to contamination of approximately $2,429,000 received during the twelve months ended September 30, 1998 compared with reimbursements of $859,000 received during the period ended September 30, 1999. See the section entitled "Environmental Matters Matters Related to Culver City System."

     Cost of power purchased for pumping decreased by 6.7% for the three months ended September 30, 1999 due to a 7.9% decrease in water pumped as compared to the same period of last year. Cost of power purchased for pump increased by 4.8% and 3.4%, respectively, for the nine and twelve months ended September 30, 1999 as compared to the same periods ended September 30, 1998 due to an increase in pumped groundwater in SCW's water supply mix resulting from the increased sales volumes.

     As compared to the three, nine and twelve months ended September 30, 1998, the cost of power purchased for resale increased by 23.4%, 36.8% and 20.7%, respectively, for the three, nine and twelve months ended September 30, 1999 due primarily to additional accruals for energy demand charges from Registrant's energy supplier in 1999.

     Groundwater production assessments are 5.3% lower for the three months ended September 30, 1999 due primarily to a decrease in pumped groundwater during the this quarter. For the twelve months ended September 30, 1999, groundwater production assessments increased by 7.7%, reflecting increased volumes of pumped water in SCW's total water supply and additional assessments particularly associated with increased pumping in SCW's Metropolitan, Orange County and San Dimas customer service areas.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. Registrant currently has a net under-collection position. A net under-collection of balancing accounts for the three months ended September 30, 1999 reflects higher energy demand charges, and water right leases that were not fully covered in rates. Recovery of previously under-collected supply cost was higher for the nine and twelve months ended September 30, 1999 than the same periods of 1998 due to rates effective January 1999, authorized to implement new supply costs and to increase collection of these under-collected costs. The WRD refunds discussed previously helped to decrease previously under-collected supply costs.

     Other operating expenses decreased slightly by 1.5% for the three months ended September 30, 1999 and increased by 2.8% and 3.8%, respectively, for the nine and twelve months ended September 30, 1999 as compared to the same periods ended September 30, 1998. The increases from the nine and twelve-month comparisons were due to increased costs for water treatment, and higher amounts accrued for uncollectible accounts as a result of increased revenues.

     Administrative and general expenses increased by 31.9%, 29.2% and 22.1%, respectively, for the three, nine and twelve months ended September 30, 1999 as compared to the same periods ended September 30, 1998. This increase was due principally to an increase in costs associated with the terminated acquisition of Dominguez Services Corp., increased employee benefit costs, and additional amounts reserved for certain legal proceedings. See the section entitled "Legal Proceedings" for more information.

     Depreciation expense increased by 7.1% and 7.3%, respectively, for the nine and twelve months ended September 30, 1999 reflecting, among other things, the effects of recording approximately $38 million in net plant additions during 1998, depreciation on which began in January 1999. In addition, the final amortization of start-up and organizational costs associated with the formation of AWR was reflected in the twelve months ended September 30, 1999. There were no similar amortization costs for the twelve months ended September 30, 1998. As compared to the three months ended September 30, 1998, depreciation decreased by 7.1% due to a catch-up adjustment in the third quarter of 1998.

     As compared to the three months ended September 30, 1998, maintenance expense increased by 16.6% during the third quarter of 1999 due to increased maintenance projects as anticipated in Registrant's second quarter Form 10-Q report. Maintenance expense increased by 8.1% and 6.4%, respectively, for the nine and twelve months ended September 30, 1999 as compared to the same periods ended September 30, 1998, reflecting the effects of the wet weather conditions experienced earlier in 1998 which hindered maintenance activities.

     Taxes on income increased by 20.4%, 34.3% and 17.5% for the three, nine and twelve months ended September 30, 1999 as compared to the three and twelve months ended September 30, 1998 as a result of higher pre-tax income.

     Other taxes increased by 7.0%, 6.8% and 4.2%, respectively, for the three, nine and twelve months ended September 30, 1999, respectively, as compared to the same periods last year reflecting increased franchise fee payments resulting from higher revenues, and increased property taxes due to higher property valuation assessments.

     As compared to the same periods ended September 30, 1998, other income for the three and nine months ended September 30, 1999 increased due to reduced expenditures related to SCW's non-regulated joint-venture which was terminated in December 1998, and higher revenues in the period of 1999 from Registrant's water right lease. As compared to the twelve months ended September 30, 1998, other income increased by 463.7% in the comparable period ended September 30, 1999 due principally to the flow-through of tax benefits related to refinancing of long-term debt, partially offset by costs incurred in December 1998 associated with termination of the non-regulated joint venture agreement.

     Interest expense increased by 30.8%, 16.4% and 14.5% for the three, nine and twelve months ended September 30, 1999 as compared to the three, nine and twelve months ended September 30, 1998, respectively. The increases were due to $40 million in additional long-term debt issued in January, 1999 and interest charges recorded in the third quarter of 1999 related to the State Water Project, partially offset by the retirement of $10 million of 10.10% note in December, 1998. The nine-month and twelve-month comparisons were also affected by the issuance of $15 million in long-term debt in March 1998.

LIQUIDITY AND CAPITAL RESOURCES

     AWR funds its operating expenses, dividends on its outstanding Common and Preferred Shares and makes its mandatory sinking fund payments principally through dividends from SCW. AWR has filed a Registration Statement with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. The proceeds will be used primarily for investment in its subsidiaries. As of September 30, 1999, no securities had been issued under this Registration Statement.

     SCW funds the majority of its operating expenses, interest payments on its debt and dividends on its outstanding Common Shares through internal sources. SCW continues to rely on external sources, including short-term bank borrowing, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

     SCW issued $40 million in long-term debt in January 1999 under a Registration Statement filed with the SEC. The funds were used to reduce short-term bank borrowings. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $47 million as of September 30, 1999. As of that date, Registrant had a total of $11 million in borrowing outstanding under those bank lines of credit. Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses.

     SCW's construction program is designed to ensure its customers high quality service. SCW maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW's Board of Directors has approved anticipated net capital expenditures of approximately $49.1 million for 1999 and $55.7 million for 2000. Of the amount authorized for 1999, $29.6 million has incurred as of September 30, 1999. Neither AWR nor ASUS have any material capital expenditures.

WATER SUPPLY

     For the three months ended September 30, 1999, SCW supplied a total of 26,826,000 ccf of water as compared to 26,730,000 ccf for the three months ended September 30, 1998. Of the total 26,826,000 ccf of water supplied during the third quarter of 1999, approximately 54.6% came from pumped sources and 42.3% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. The remaining 3.1% of total supply came from the United States Bureau of Reclamation (the "Bureau) under a no-cost contract. For the three months ended September 30, 1998, 60.0%, 39.0% and 1.0% was supplied from pumped sources, purchased from MWD and the Bureau, respectively.

     For the nine months ended September 30, 1999, SCW supplied a total of 64,116,000 ccf of water, 58.4% of which came from pumped sources, 39.7% was purchased and the remaining amount was supplied by the Bureau. During the nine months ended September 30, 1998, SCW produced 59,365,000 ccf of water. Of this amount 61.0% came from pumped sources, 39.0% was purchased and the remainder was provided by the Bureau.

     During the twelve months ended September 30, 1999, SCW supplied 83,128,000 ccf of water as compared to 78,068,000 ccf supplied during the twelve months ended September 30, 1998. During the twelve month period ended September 30, 1999, pumped sources provided 59.0% of total supply, 39.6% was purchased from MWD and the remaining 1.4% was supplied by the Bureau. For the twelve months ended September 30, 1998, 60.0%, 39.0% and 1.0%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

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

     The water supply outlook remains favorable for most areas of the State. Water year forecasts made by the California Department of Water Resources (DWR) are about 110 percent of average statewide ranging from 130 percent in the North Coast region to 65 percent in the southern Sierra.

California's northern reservoirs remain near full capacity. Seasonal precipitation is nearly average overall with above average amounts in the northern parts of the State and less in the south. In those customer services areas of SCW which pump groundwater, overall groundwater conditions and supplies remain at adequate levels.

ENVIRONMENTAL MATTERS

     1996 Amendments to Federal Safe Drinking Water Act

     On August 6, 1996, amendments (the "1996 SDWA amendments) to the Safe Drinking Water Act (the "SDWA) were signed into law. The 1996 SDWA revised the 1986 amendments to the SDWA with a new process for selecting and regulating contaminants. The U.S. Environmental Protection Agency (EPA) can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide "a meaningful opportunity for health risk reduction." The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The new law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current regulations, however, remain in place and are not subject to the new standard-setting provisions. The DOHS, acting on behalf of the EPA, administers the EPA's program in California.

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

     Ground Water Rule

     By February 2000, the EPA is scheduled to propose regulations requiring disinfection of certain groundwater systems and provide guidance on determining which systems must provide disinfection facilities. The EPA may utilize the cost/benefit analysis provided in the 1996 SDWA amendments to establish such regulations. It is anticipated that the regulations will apply to several of SCW's systems using groundwater supplies. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, Registrant does not believe that such regulations will impose significant compliance costs, since SCW already currently engages in disinfection of its groundwater systems.

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

     The EPA has proposed new radon regulations following a National Academy of Sciences risk assessment and study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences study is in agreement with much of EPA's original findings but has slightly reduced the ingestion risk initially assumed by EPA. EPA established an MCL of 300 picoCuries per liter based on the findings and has also established an alternative MCL of 4000 picoCuries per liter, based upon potential mitigation measures for overall radon reduction. The final rule will be effective in August, 2000. The Registrant is currently conducting studies to determine the best treatment for affected wells.

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

     Matters Relating to Arden-Cordova System

     In January, 1997, SCW was notified that ammonium perchlorate in amounts above the state-determined action level had been detected in three of its 27 wells serving its Arden-Cordova system. Aerojet-General Corp. has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. SCW took the three wells detected with ammonium perchlorate out of service at that time. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, DOHS has established an action level of 18 parts per billion (ppb) which required SCW to notify customers in its Arden-Cordova customer service area of detection of ammonium perchlorate in amounts in excess of this action level. In April, 1997, SCW found ammonium perchlorate in three additional wells and, at that time, removed those wells from service until it was determined that the levels were below the state-determined action level. Those wells were returned to service. SCW periodically monitors these wells to determine that levels of perchlorate are below the action level currently in effect.

     In February 1998, SCW was informed that nitrosodimethylemine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Arden-Cordova system. Each of the wells has been removed from service. Another well was also been removed from service in end of September, 1999 due to the contamination. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corp. Aerojet-General Corp. has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source(s) of water supply in SCW's Arden-Cordova customer service area as well as reimburse SCW for costs associated with the drilling and equipping of two new wells.

     SCW and Aerojet-General Corp. are in negotiations on other matters related to procedures to address cleanup of the contaminated wells, costs associated with the cleanup, increased costs of purchased water as compared to pumped sources and costs associated with developing new sources of groundwater supply. SCW and Aerojet-General Corp. are attempting to negotiate an agreement on these matters. The agreement would require initial payment of approximately $950,000 for costs associated with certain water supply facilities. The remainder of the costs is subject to further reimbursement, including interest, over no more than a fifteen month period. Assuming the negotiations are consummated favorably to SCW, the reimbursement from Aerojet-General Corp. reduces SCW's utility plant and costs of purchased water. SCW remains vigilant in its efforts to assure a safe water supply is available to customers in its Arden-Cordova system from the local groundwater basin, although no assurance can be given that current or future negotiations will successfully address this objective.

     On October 25, 1999, SCW filed a lawsuit against the California Regional Water Quality Control Board ("CRWQCB") alleging that the CRWQCB has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is destroying the underground water supply in SCW's Ranch Cordova customer service area. In a separate case, also filed on October 25, 1999, SCW sued Aerojet General Corp. for causing the contamination. The inverse condemnation suit was filed after the CRWQCB and Aerojet General Corp. rejected SCW's urgent calls to action to protect the customers and water supply of SCW. Registrant is unable to predict what actions, if any, the CRWQCB or Aerojet General Corp. will take in response to the lawsuits.

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

     On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company and Equilon Enterprises LLC to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination of the Charnock Sub-Basin drinking water. The agencies are continuing to investigate the causes of MTBE pollution and intend to ensure that all responsible parties contribute to its clean up. Registrant is unable to predict the outcome of the EPA's enforcement efforts. Pursuant to an agreement with SCW in December, 1998, two of the potentially responsible parties (the "Participants") have reimbursed SCW's legal and consulting costs related to this matter as well as for increased costs incurred by SCW in purchasing replacement water. However, a notice of termination from the "Participants" to the settlement agreement and a conditional termination from one of the responsible parties was received in October, 1999. SCW and such parties are currently in the process of negotiation. No assurances can be given that current or future negotiations will result in complete restoration of SCW's water rights or that continued reimbursement of SCW's costs will be forthcoming.

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

     Applications to increase water rates were filed for four water ratemaking districts in March 1999. A draft decision has been issued by the Administrative Law Judge assigned to this matter that supports the settlement on all issues reached between SCW and CPUC Staff. A final decision from the CPUC is anticipated in the fourth quarter of 1999 although it is not anticipated that new rates, if authorized in total or in part by the CPUC, would be effective prior to January 1, 2000.

     SCW has filed an application with the CPUC to combine tariff schedules into regional rates for the customer service areas that make up SCW's Region III. The Administrative Law Judge assigned to this matter has issued a draft decision that supports SCW's application. A final decision from the CPUC is anticipated by the fourth quarter of 1999.

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

     The CPUC also has two active Orders Instituting Rulemaking (OIR) -- one to provide guidelines for acquisition and mergers of water companies; the other to provide guidelines for the privatization and use of excess capacity as it relates to regulated water companies. The administrative law judge assigned to the OIR on privatization and excess capacity has issued a proposed order in that proceeding. SCW is reviewing the proposed decision but believes that it does not adequately reflect the record. As such, SCW has provided comments on the proposed decision. SCW is unable to predict the outcome of the CPUC's final order in either of the OIR's.

     On April 22, 1999, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of approximately $2.4 million in costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project ("SWP"). SCW's investment in SWP is currently included in utility plant. SCW is investigating its options to recover its investment in SWP including contributions from developers on a per-lot or other basis or, failing that, sale of its 500 acre-foot entitlement in SWP. SCW believes that its full investment and on-going costs associated with its ownership will be fully recovered. See the "Notes to Financial Statements" for more information.

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

     Registrant's general process for addressing the Y2K issue is (i) to inventory all systems that may have a potential Y2K impact, (ii) to determine the materiality of these non-Y2K ready systems, (iii) to replace and test, correct and test, or prepare for the failure of material items that have been determined to be non-Y2K ready, and (iv) to prepare contingency plans. Some, less critical systems may not be fully Y2K ready, but are not anticipated to materially affect Registrant's operations. Registrant believes that, as of September 30, 1999, all mission critical inventory items are Y2K ready for the date change from the year 1999 to 2000.

     Registrant is significantly dependent on third party suppliers, such as energy and telecommunication companies and wholesale water suppliers. In order to conduct its business, Registrant has initiated due diligence with certain of its major service providers to address their Y2K readiness. In the event that such suppliers might be adversely affected by Y2K, Registrant is preparing its contingency plan which will likely include, among other things, increased staffing during critical periods, manual back-up for automated systems and the use of portable generators capable of providing power during a black-out. Registrant exercised the first of several "dry runs" on August 26, 1999 which simulated a Y2K situation that implemented Registrant's contingency plan. The dry run proved to be an effective exercise that identified areas of strength and weakness, and provided real-life experience from which to make informed decisions about future dry runs and Y2K preparation.

     Registrant does not have, and may never fully have, sufficient information about the Y2K exposure or remediation plans of these third parties to adequately predict the risks posed by them to Registrant. If the third parties have Y2K problems that are not remedied, resulting problems could include loss of utility services and disruption of water supplies.

     On September 2, 1999, the CPUC issued an order denying regulated water utilities the authority to create memorandum accounts for Y2K expenses. The Order, however, provides that, after January 1, 2000, regulated water utilities may file for recovery of capital investment, not otherwise included in current rates, associated with Y2K mitigation efforts. To date, Registrant has incurred $470,000 incurred in costs associated with Y2K readiness that are not in rates and estimates that an additional $5,700,000 in capital expenditure will be incurred prior to December 1999. Registrant believes that these costs as well as future Y2K-related investments which are prudently incurred, will be recovered through rates.

     The CPUC has notified all utilities under its jurisdiction, including SCW, that it will review their Y2K preparations. SCW has submitted its Y2K contingency plan to the CPUC in accordance with its direction. On September 30, 1999, SCW announced that it was Y2K compliant.

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

     Litigation

     SCW has recently been sued in eleven water-quality related lawsuits:

          - a suit filed on April 24, 1997 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site

          - a suit filed on July 29, 1997 alleging personal injury and property damage as a result of the sale of water; few of our systems are located in the geographical area covered by this suit

          - a suit filed on December 8, 1997 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

          - a suit filed on February 2, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

          - a suit filed on February 4, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

          - a suit filed in March 2, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

          - a suit filed on June 29, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

          - two suits filed on July 30, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

          - a suit filed on December 3, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

          - a suit filed in July 22, 1999 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

     On September 1, 1999, in an historic ruling governing the oversight of water quality in California, the First District Court of Appeal in San Francisco has held that the CPUC has pre-emptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits against water utilities, including seven of the mentioned lawsuits against SCW. The plaintiffs subsequently appealed to the California Supreme Court on October 11, 1999. The Supreme Court has 60 days to accept or reject the petition. Management can not predict whether the plaintiffs will be successful in the appeal or whether the Supreme Court will accept or reject their appeal.

     In March 1998, the CPUC issued an order instituting investigation (the "OII") as a result of these types of suits being filed against water utilities in California. The CPUC is seeking to determine:

     - whether existing standards and policies regarding drinking water quality adequately protect the public health

     -    whether water utilities are following existing standards

     We anticipate that the CPUC will issue a decision in the OII by end of this year. The CPUC has authorized a memorandum account for legal expenses incurred by water utilities, including SCW, in the water quality lawsuits. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of September 30, 1999, Registrant had incurred $850,600 in the OII-related memorandum account.

         Environmental Regulation

      SCW is subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

      - the 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to minimum containment levels

      - interim regulations expected to be adopted before the end of 2000 requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations will affect SCW's five surface water treatment plants

      - additional regulation of disinfection/disinfection byproducts expected to be adopted before the end of 2002; these regulations will potentially affect two of SCW's systems

      - additional regulations expected to be adopted before the end of 2000 requiring disinfection of certain groundwater systems; these regulations will potentially impact several of SCW's systems using groundwater supplies

      -   potential regulation of radon and arsenic

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

      Water shortages could be caused by above factors and may affect us in several ways:

      - they adversely affect supply mix by causing the Company to rely on more expensive purchased water

      -   they adversely affect operating costs

      - they may result in an increase in capital expenditures for building pipelines to connect to alternative sources of supplies and reservoirs and other facilities to conserve or reclaim water

      We may be able to recover increased operating and construction costs for our regulated systems through the ratemaking process. The Company may also be able to recover certain of these costs under the terms of our contractual agreements with municipalities.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

      SCW is a defendant in eleven lawsuits involving several claims pertaining to water quality. Nine of the lawsuits involve customer service areas located in Los Angeles county in the southern portion of the State of California; two of the lawsuits involve a customer service area located in Sacramento county in northern California. See the section entitled "Risk Factor Summary" for more information.

      On September 1, 1999, the First District Court of Appeal in San Francisco, in a published opinion entitled Hartwell Corporation v. The Superior Court of Ventura County, held that the CPUC had pre-emptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits pertaining to water quality filed against water utilities, including SCW. Seven out of eleven lawsuits against SCW have been ordered for dismissal by the state Court of Appeals -- the Adler, Santamaria, Anderson, Dominguez, Celi, Boswell, and Demciuc Matters. On October 11, 1999, one group of plaintiffs have appealed to the California Supreme Court. The Supreme Court has 60 days to either accept or reject the petition. Management can not predict whether or not the Supreme Court will accept the plaintiff's petition or whether the plaintiffs will be successful in the appeal.

      On December 3, 1998, SCW was named as a defendant in a complaint in multiple counts, styled Abarca, et al. v. City of Pomona, et al., filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, conspiracy/fraudulent concealment, battery and unfair business practices on behalf of 383 plaintiffs (the "Abarca Matter"). Plaintiff's seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served on June 18, 1999.

      SCW was named as a defendant, along with the City of Pomona, California and Xerox Corporation in the matter styled Adejare, et al. v. Southern California Water Company, et al., filed on July 22, 1999 in Los Angeles Superior Court which seeks recovery for wrongful death, battery and fraudulent concealment (the "Adejare Matter"). Plaintiff's seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief.

      In December 1997 SCW was named a defendant in the matter of Nathaniel Allen, Jr., et al. v. Aerojet-General Corporation, et al which was filed in Sacramento Superior Court. The complaint makes claims based on wrongful death, personal injury, property damage as a result of nuisance and trespass, medical monitoring, and diminution of property values (the "Allen Matter"). Plaintiffs allege that SCW and other defendants have delivered water to plaintiffs which allegedly is, or has been in the past, contaminated with a number of chemicals, including TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other, unnamed, chemicals. SCW filed Demurrers and Motion to Strike in this matter on June 5, 1998. On August 31, 1998, the judge assigned to the Allen Matter, acting on the Court's own motion, issued a stay of all proceedings in the Allen matter pending the outcome of the CPUC's OII proceeding. The plaintiff's petitioned the Third District Court of Appeal for a Writ of Mandamus to overrule the stay. The Court denied the petition. Plaintiff's then petitioned the California Supreme Court for relief from the Appellate Court's ruling. The California Supreme Court denied plaintiff's petition. Thus the stay in the Allen Matter remains in effect.

      In March 1998, SCW was named a defendant in the matter of Daphne Adams, et al. v. Aerojet General, et al. which was filed in Sacramento Superior Court (the "Adams Matter"). The complaint makes claims based on negligence, strict liability, trespass, public nuisance, private nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, violation of California Business and Professions Code section 17200 et seq., intentional infliction of emotional distress, intentional spoilage of evidence, negligent destruction of evidence needed for prospective civil litigation, wrongful death and medical monitoring. Plaintiff's seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, injunctive and restitutionary relief, disgorged profits and civil penalties, medical monitoring according to proof and other unspecified relief. SCW filed its Demurrers and Motion to Strike in this matter on June 5, 1998. On August 31, 1998, the judge assigned to the Adams Matter, acting on the Court's own motion, issued a stay of all proceedings in the Adams matter pending the outcome of the CPUC's OII proceeding. The plaintiff's petitioned the Third District Court of Appeal for a Writ of Mandamus to overrule the stay. The Court denied the petition. Plaintiff's then petitioned the California Supreme Court for relief from the Appellate Court's ruling. The California Supreme Court denied plaintiff's petition. Thus the stay in the Adams Matter remains in effect.

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

      On June 10, 1999, the CPUC issued an interim order which established that the CPUC has jurisdiction to conduct the investigation regulation in matters related to water quality over those water utilities subject to its authority. A final decision in the OII is anticipated by the end of 1999. SCW is unable to predict what the final order will find or what, if any, additional hearings or investigations may be required as a result of finding in the OII.

OTHER LITIGATION

      Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation to which Registrant is a party or of which any of its properties is the subject which are believed to be material.

ITEM 2. CHANGES IN SECURITIES

      As of September 30, 1999, earned surplus amounted to $62,403,000, none of which was restricted as to payment of cash dividends on Registrant's Common Shares by any terms of Registrant's debt instruments.

      As of September 30, 1999, authorized but unissued Common Shares includes 89,226 and 71,408 Common Shares reserved for issuance under Registrant's Dividend Reinvestment and Common Share Purchase Program and Investment Incentive Program (401-k), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by SCW and for investment purposes by participants.

      On October 21, 1999, Registrant filed with the SEC to increase, to 500,000, the number of authorized but unissued Common Shares reserved for issuance under the Common Share Purchase and Dividend Reinvestment Plan. Issuance of common shares under this program is effective November 1, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No item was submitted during the third quarter of the fiscal year covered by this report to vote of security holders through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

      On October 25, 1999, the Board of Directors of Registrant declared a regular quarterly dividend of $0.32 per common share. The dividend will be paid December 1, 1999 to shareholders of record as of the close of business on November 8, 1999. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

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



                                       AMERICAN STATES WATER COMPANY
                                       and its subsidiary

                                       SOUTHERN CALIFORNIA WATER COMPANY

                                       By:  /s/  McClellan Harris III.
                                           -------------------------------------
                                                 McClellan Harris III
                                               Vice President -- Finance,
                                               Chief Financial Officer,
                                               Treasurer and Secretary

                                       By:  /s/    Linda J. Matlick.
                                           -------------------------------------
                                                   Linda J. Matlick
                                                      Controller
                                           Southern California Water Company

Dated:  October 29, 1999