Form 10-K
period 1999-12-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2000-03-21
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


    COMMISSION    REGISTRANT AND STATE OF INCORPORATION     IRS EMPLOYE
     FILE NO.         ADDRESS AND TELEPHONE NUMBER        IDENTIFICATION NO.
   -------------  -------------------------------------   ------------------
    333-47647         American States Water Company          95-4676679
                       (A California Corporation)
                       630 East Foothill Boulevard
                    San Dimas, California 91773-9016
                                909-394-3600

    000-01121         Southern California Water Company      95-1243678
                       (A California Corporation)
                       630 East Foothill Boulevard
                    San Dimas, California 91773-9016
                                909-394-3600


           Securities registered pursuant to Section 12(b) of the Act:


   AMERICAN STATES WATER COMPANY
  COMMON SHARES, $2.50 STATED VALUE               NEW YORK STOCK EXCHANGE
--------------------------------------    --------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the total voting stock held by non-affiliates of American States Water Company was approximately $263,068,000 on March 20, 2000. The closing price per Common Share on that date, as quoted in the Western Edition of The Wall Street Journal, was $29-3/8. Voting Preferred Shares of American States Water Company, for which there is no established market, were valued on March 20, 2000 at $1,793,000 based on a yield of 4.80%. As of March 20, 2000, the number of Common Shares of American States Water Company, $2.50 Stated Value, outstanding was 8,957,671. As of that same date, all 100 outstanding Common Shares of Southern California Water Company were owned by American States Water Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement will be subsequently filed with the Securities and Exchange Commission as to Part III, Item Nos. 10, 11, 12 and 13, in each case as specifically referenced herein.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-K

                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I

Item 1:    Business                                                                               1
Item 2:    Properties                                                                         2 - 3
Item 3:    Legal Proceedings                                                                  3 - 5
Item 4:    Submission of Matters to a Vote of Security Holders                                    5

PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters              5 - 6
Item 6:    Selected Financial Data                                                                7
Item 7:    Management's Discussion and Analysis of Financial Conditions and
           Results of Operation                                                              7 - 21
Item 7A:   Quantitative and Qualitative Disclosures About Market Risk                            22
Item 8:    Financial Statements and Supplementary Data                                      23 - 48
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                            49

PART III

Item 10:   Directors and Executive Officers of Registrant                                        49
Item 11:   Executive Compensation                                                                49
Item 12:   Security Ownership of Certain Beneficial Owners and Management                        49
Item 13:   Certain Relationships and Related Transactions                                        49

PART IV

Item 14:   Exhibits, Financial Schedules and Reports on Form 8-K                            49 - 56
           Signature(s)                                                                     57 - 58

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

        SCW is organized into three regions and one electric customer service area operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I incorporates 7 customer service areas in northern and central California; Region II has 4 customer service areas located in Los Angeles; Region III incorporates 10 water customer service areas. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold by SCW to customers in its Bear Valley Electric customer service area was purchased under an energy brokerage contract with Sempra Energy Corporation from March 26, 1996 to May 1, 1999, and with Illinova Energy Partners, currently under the name of Dynegy Energy Services resulting from the merger of Dynegy and Illinova, since May 1, 1999.

        SCW served 244,086 water customers and 21,181 electric customers at December 31, 1999, or a total of 265,267 customers, compared with 263,499 total customers at December 31, 1998.

ACQUISITION OF PEERLESS WATER CO.

        In December 1999, Registrant agreed to acquire Peerless Water Co., a privately owned water company in Bellflower, California, subject to satisfaction of certain conditions, including CPUC approval. The number of Common Shares to be issued will be determined at the closing, but will in no event be greater than 131,036 shares nor less than 107,538 shares.

ACQUISITION OF CHAPARRAL CITY WATER COMPANY

        On March 10, 2000, Registrant entered into an agreement to acquire the common stock of Chaparral City Water Company, a privately operated water company serving approximately 10,000 customers in the town of Fountain Hills, Arizona and portions of Scottsdale, Arizona for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. Chaparral City Water Company was purchased from MCO Properties Inc., a wholly-owned subsidiary of MAXXAM Inc. This marks the first acquisition outside of California for Registrant. The sale of Chaparral City Water Company requires notification to the Arizona Corporation Commission and other conditions customary in transactions of this type. The approval of Registrant's shareholders is not required. It is anticipated that the transaction will close within one year.

COMPETITION

        The business of SCW is substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies. AWR's other subsidiary, ASUS, actively competes with other investor-owned utilities, other third party providers of water and wastewater services, and governmental entities on the basis of price and quality of service.

EMPLOYEE RELATIONS

        Registrant had 492 employees as of December 31, 1999 as compared to 470 at December 31, 1998. Seventeen positions in SCW's Bear Valley Electric customer service area are covered by a collective bargaining union agreement, which expires in 2002, with the International Brotherhood of Electrical Workers. Sixty positions in SCW's Metropolitan ratemaking district are covered by a collective bargaining unit agreement, which expires in 2001, with the Utility Workers of America. Registrant has no other unionized employees.

ITEM 2 - PROPERTIES

FRANCHISES AND CONDEMNATION OF PROPERTIES

        SCW holds franchises from incorporated communities and counties which it serves. SCW holds certificates of public convenience and necessity granted by the CPUC in each of the ratemaking districts it serves. SCW's certificates, franchises and similar rights are subject to alteration, suspension or repeal by the respective governmental authorities having jurisdiction.

        The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area.

ELECTRIC PROPERTIES

        SCW's electric properties are all located in the Big Bear area of San Bernardino County. As of December 31, 1999, SCW operated 28.7 miles of overhead
34.5 KV transmission lines, 0.6 miles of underground 34.5 KV transmission lines,
173.1 miles of 4.16 KV or 2.4 KV distribution lines, 41.7 miles of underground cable and 14 sub-stations. There are no generating plants in SCW's system.

OFFICE BUILDINGS

        Registrant's general offices are housed in a single-story office building located in San Dimas, California. The land and the building, which was completed and occupied in early 1990, are owned by Registrant. The Registrant also owns and occupies certain facilities housing regional, district and customer service offices while other such facilities are housed in leased premises.

WATER PROPERTIES

        As of December 31, 1999, SCW's physical properties consisted of water transmission and distribution systems which included 2,742 miles of pipeline together with services, meters and fire hydrants and 436 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities including five surface water treatment plants.

        As of December 31, 1999, SCW owned 297 wells. Certain wells have been removed from service due to water quality problems. (See Environmental Matters to the Management's Discussion and Analysis) All wells are equipped with pumps with an aggregate capacity of approximately 240 million gallons per day. SCW has 40 connections to the water distribution facilities of the Metropolitan Water District of Southern California (MWD) and other municipal water agencies. SCW's storage reservoirs and tanks have an aggregate capacity of approximately 97 million gallons. SCW owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of SCW for each of its water ratemaking districts:

                           Pumps                           Distribution Facilities                         Reservoirs
                 ------------------------    ----------------------------------------------------    ------------------------
  District          Well        Booster        Mains         Meters       Services      Hydrants       Tanks        Capacity
-------------    ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Arden Cordova            27            17       476,694         3,392         8,452         1,186             3         4,000
Barstow                  24            37       873,447        13,734        10,784         1,013            13         8,025
Bay Point                 3            14       161,504         5,295         3,465           341             7         4,046
Calipatria                0             8       139,180         1,200         1,664            84             1           150
Claremont                28            35       721,021        14,139        11,184         1,176            13        16,061
Clearlake                 0            13       192,298         2,743           954            75             4           847
Desert                   16            20       750,004         7,492         4,570           575            13         1,477
Los Osos                  8            10       201,408         3,973         1,466           167             5         1,134
Metro                    79            83     4,799,404       171,815       109,478         7,719            41        25,209
Ojai                      5            12       234,319         5,168         3,436           348             4         1,490
Orange                   33            38     2,202,610        66,503        41,712         4,534            16        11,755
San Dimas                11            38     1,491,515        34,485         8,096           879            16        10,149
San Gabriel              23             8       553,449        11,298        13,073           792             3         1,520
Santa Maria              30            24       961,541        22,367         7,648           775             9         3,173
Simi                      2            23       503,632        14,522        10,138           873             8         6,250
Wrightwood                8             5       216,809         5,464           680            76             7         1,546
-------------    ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Total                   297           385    14,478,835       383,590       236,800        20,613           163        96,832

Capacity is measured in thousands of gallons

MORTGAGE AND OTHER LIENS

        As of December 31, 1999, Registrant had no mortgage debt outstanding, and its properties were free of any encumbrances or liens securing indebtedness.

ITEM 3 - LEGAL PROCEEDINGS

WATER QUALITY-RELATED LITIGATION

        SCW is a defendant in eleven lawsuits involving claims pertaining to water quality. Nine of the lawsuits involve customer service areas located in Los Angeles county in the southern portion of the State of California; two of the lawsuits involve a customer service area located in Sacramento county in northern California. See the section entitled "Risk Factor Summary" for more information.

        On September 1, 1999, the First District Court of Appeal in San Francisco, in a published opinion entitled Hartwell Corporation v. The Superior Court of Ventura County, held that the CPUC had pre-emptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits pertaining to water quality filed against water utilities, including SCW. Seven out of eleven lawsuits against SCW have been ordered for dismissal by the state Court of Appeals -- the Adler (Case No. 1), Santamaria (Case No. 2), Anderson (Case No. 3), Dominguez (Case No. 4), Celi (Case No. 5), Boswell (Case No. 6), and Demciuc (Case No. 7) Matters. On October 11, 1999, one group of plaintiffs has appealed to the California Supreme Court. The Supreme Court has accepted the petition. Management can not predict whether the plaintiffs will be successful in the appeal.

          On December 3, 1998, SCW was named as a defendant in a complaint in multiple counts, styled Abarca, et al. v. City of Pomona, et al. (Case No. 8), filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, conspiracy/fraudulent concealment, battery and unfair business practices on behalf of 383 plaintiffs (the Abarca Matter). Plaintiffs seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served on June 18, 1999.

          SCW was named as a defendant, along with the City of Pomona, California and Xerox Corporation in the matter styled Adejare, et al. v. Southern California Water Company, et al. (Case No. 9), filed on July 22, 1999 in Los Angeles Superior Court which seeks recovery for wrongful death, battery and fraudulent concealment (the Adejare Matter). Plaintiffs seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief.

        In December 1997 SCW was named a defendant in the matter of Nathaniel Allen, Jr., et al. v. Aerojet-General Corporation, et al. (Case No. 10), which was filed in Sacramento Superior Court. The complaint makes claims based on wrongful death, personal injury, property damage as a result of nuisance and trespass, medical monitoring, and diminution of property values (the Allen Matter). Plaintiffs allege that SCW and other defendants have delivered water to plaintiffs which allegedly is, or has been in the past, contaminated with a number of chemicals, including TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other, unnamed, chemicals. SCW filed Demurrers and Motion to Strike in this matter on June 5, 1998. On August 31, 1998, the judge assigned to the Allen Matter, acting on the Court's own motion, issued a stay of all proceedings in the Allen matter pending the outcome of the CPUC's Order Instituting Investigation (OII) proceeding. The plaintiffs petitioned the Third District Court of Appeal for a Writ of Mandamus to overrule the stay. The Court denied the petition. Plaintiff's then petitioned the California Supreme Court for relief from the Appellate Court's ruling. The California Supreme Court denied plaintiff's petition. Thus the stay in the Allen Matter remains in effect.

        In March 1998, SCW was named a defendant in the matter of Daphne Adams, et al. v. Aerojet General, et al. (Case No. 11) which was filed in Sacramento Superior Court (the Adams Matter). The complaint makes claims based on negligence, strict liability, trespass, public nuisance, private nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, violation of California Business and Professions Code section 17200 et seq., intentional infliction of emotional distress, intentional spoilage of evidence, negligent destruction of evidence needed for prospective civil litigation, wrongful death and medical monitoring. Plaintiffs seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, injunctive and restitutionary relief, disgorged profits and civil penalties, medical monitoring according to proof and other unspecified relief. SCW filed its Demurrers and Motion to Strike in this matter on June 5, 1998. On August 31, 1998, the judge assigned to the Adams Matter, acting on the Court's own motion, issued a stay of all proceedings in the Adams matter pending the outcome of the CPUC's OII proceeding. The plaintiff's petitioned the Third District Court of Appeal for a Writ of Mandamus to overrule the stay. The Court denied the petition. Plaintiff's then petitioned the California Supreme Court for relief from the Appellate Court's ruling. The California Supreme Court denied plaintiff's petition. Thus the stay in the Adams Matter remains in effect.

        In light of the breadth of plaintiffs' claims in these matters, the lack of factual information regarding plaintiffs' claims and injuries, if any, and the fact that no discovery has yet been completed, SCW is unable at this time to determine what, if any, potential liability it may have with respect to these claims. Registrant believes there are no merits to these claims and intends to vigorously defend against them.

ORDER INSTITUTING INVESTIGATION

        In March 1998, the CPUC issued an OII to regulated water utilities in the state of California, including SCW. The purpose of the OII is to determine whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by those water utilities. The OII delineates the constitutional and statutory jurisdiction of the CPUC and the California Department of Health Services (DOHS) in establishing and enforcing adherence to water quality standards. The CPUC's jurisdiction provides for the establishment of rates which permit water utilities to furnish water service meeting the established water quality standards at prices which are both affordable and allow the utility to earn a reasonable return on its investment. SCW has provided its response to a series of questions dealing with the adequacy of current drinking water standards, compliance by water utilities with such standards, appropriate remedies for failure to comply with safe drinking water standards and whether increased enforcement and additional drinking water standards are necessary.

        On June 10, 1999, the CPUC issued an interim order which established that the CPUC has jurisdiction to conduct the investigation regarding matters related to water quality over those water utilities subject to its authority. The Administrative Law Judge assigned to the OII has issued a draft decision finding that water utilities, including SCW, have complied with DOHS regulation and requirements. SCW is unable to predict whether the draft decision will be approved in part or in its entirety by the CPUC. SCW anticipates a final decision by the CPUC on this matter in 2000. See Note 8 to the Notes to Financial Statements.

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


                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)  MARKET INFORMATION RELATING TO COMMON SHARES -

                     Common Shares of American States Water Company are traded
             on the New York Stock Exchange (NYSE) under the symbol AWR. The high and low NYSE prices on the Common Shares for each quarter during the past two years were:

                             Stock Prices
                 -----------------------------------
                      High                   Low
                 --------------      ---------------
    1999
First Quarter     $ 30                 $ 23  9/16
Second Quarter      29  1/4              22  3/16
Third Quarter       37  1/8              28  3/8
Fourth Quarter      39  3/4              31  3/4

    1998
First Quarter     $ 26                 $ 23  1/16
Second Quarter      27  1/8              21  1/8
Third Quarter       27                   23  1/4
Fourth Quarter      29  1/4              24  7/8

                     All of the Common Shares of Southern California Water
             Company and American States Utility Services are owned by American States Water Company. Hence, there is no market for the Common Shares of either entity.

        (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES -

                     As of March 6, 2000, there were 3,519 holders of record of
             Common Shares of American States Water Company. All of the Common Shares of Southern California Water Company are owned by American States Water Company.

        (c) FREQUENCY AND AMOUNT OF ANY DIVIDENDS DECLARED AND DIVIDEND RESTRICTIONS

                     For the last three years, Registrant has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company for the last two years:

                         1999                1998
                   ---------------      --------------
First Quarter      $         0.32       $       0.315
Second Quarter               0.32               0.315
Third Quarter                0.32               0.315
Fourth Quarter               0.32               0.315
                   ===============      ==============
Total              $         1.28       $       1.260
                   ===============      ==============


                     Registrant is not subject to any contractual restriction on its ability to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA

                                                 1999           1998           1997           1996           1995
                                               --------       --------       --------       --------       --------
                                                             ( in thousand, except per share amounts)
INCOME STATEMENT INFORMATION
Total Operating Revenues                       $173,421       $148,060       $153,755       $151,529       $129,813
Total Operating Expenses                        144,907        122,999        130,297        128,100        108,425
Operating Income                                 28,514         25,061         23,458         23,429         21,388
Other Income                                        532            769            758            531            336
Interest Charges                                 12,945         11,207         10,157         10,500          9,559
Net Income                                       16,101         14,623         14,059         13,460         12,165
Preferred Dividends                                  88             90             92             94             96
Earnings Available for Common Shareholders       16,013         14,533         13,967         13,366         12,069
Basic Earnings per Common Share                $   1.79       $   1.62       $   1.56       $   1.69       $   1.54
Dividends Declared per Common Shares           $   1.28       $   1.26       $   1.25       $   1.23       $   1.21
Average Shares Outstanding                        8,958          8,958          8,957          7,891          7,845

BALANCE SHEET INFORMATION
Total Assets                                   $533,181       $484,671       $457,074       $430,922       $406,255
Common Shareholders' Equity                     158,846        154,299        151,053        146,766        121,576
Long-Term Debt                                  167,363        120,809        115,286        107,190        107,455
Preferred Shares-Not subject to Mandatory         1,600          1,600          1,600          1,600          1,600
Preferred Shares-Mandatory Redemption               360            400            440            480            520
Total Capitalization                            328,169       $277,108       $268,379       $256,036       $231,151
Book Value per Common Share                    $  17.73       $  17.23       $  16.86       $  16.52       $  15.50

OTHER INFORMATION
Ratio of Earnings to Fixed Charges                 3.27%          3.21%          3.35%          3.26%          3.19%
Ratio of Earnings to Total Fixed Charges           3.23%          3.17%          3.30%          3.21%          3.14%
Return on Average Common Equity                    10.2%           9.6%           9.5%          10.7%          10.3%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Unless specifically noted, the following discussion and analysis provides information on AWR's consolidated operations and assets. There are no material differences between the consolidated operations and assets of AWR and the operations and assets of SCW.

FORWARD-LOOKING INFORMATION

        Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the "safe harbor" from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe Registrant's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, liquidity and capital resources, opportunities related to operations of municipally-owned water systems and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand; future climatic conditions; legislative, regulatory and other circumstances affecting anticipated revenues and costs.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

        Basic earnings per Common Share in 1999 increased by 10.5% to $1.79 per share as compared to $1.62 per share for the comparable period of 1998. The increase in the recorded results primarily reflects higher revenues at the SCW unit during 1999 as is more fully discussed below.

        Water operating revenues increased by 18.5% in 1999 to $159.7 million from the $134.8 million reported in 1998. Water sales volumes in 1999 were 9.0% higher than 1998 due primarily to the much drier and warmer weather conditions throughout Southern California in 1999 than in 1998. Additional increases in revenues were due to the general rate increases in six of Registrant's customer service areas effective January 1, 1999, which were applicable to 65% of SCW's water customers.

        Electric operating revenues of $13.3 million were 1.0% higher in 1999 as compared to 1998 due to a 2.7% increase in kilowatt-hour sales, primarily by industrial power users. The sales increase was partially offset by the lower billing rates of industrial customers relative to residential customers.

        Other revenues increased from $65,000 to $390,000 in 1999 due to increased management fees resulting from new ASUS service contracts established in the year and increased activities with existing contracts.

        Purchased water costs in 1999 increased to $36.1 million as compared to $30.8 million in 1998 due to a 12.1% increase in volumes purchased. The increase also reflects reduced reimbursements in 1999 from potentially responsible parties related to groundwater contamination in SCW's Culver City customer service area of approximately $570,000, compared with reimbursements of $1.7 million in 1998. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - Environmental Matters - Matters Relating to Culver City System.

        Costs of power purchased for pumping increased by 5.5% to $7.4 million in 1999 chiefly as a result of an increase in pumped groundwater in SCW's water supply mix due to increased sales volumes.

        Costs of power purchased for resale in 1999 increased by 42.0% to $7.1 million from the $5.0 million recorded in 1998 due primarily to additional energy demand charges from the energy supplier serving SCW's Bear Valley Electric Service unit in 1999. As described below, most of this increase has been included in the supply balancing account and that Registrant will seek to recover these in future rate increases.

        Groundwater production assessments decreased by 5.3% to $7.2. million in 1999 from $7.6 million in 1998 due to reduced quantity rates in SCW's Metropolitan and San Dimas customer service areas.

        A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. In 1999, recovery of previously under-collected supply costs was lower than 1998 due to the previously discussed increase in energy demand charges, the effect of which was partially offset by new rates effective January 1999 authorized to implement new supply costs and to increase collection of previously under-collected costs.

        The balancing account mechanism insulates earnings from changes in the unit cost of supply costs which are outside of the immediate control of Registrant. However, the balancing account is not designed to insulate earnings against changes in the actual supply mix as compared to that mix authorized for recovery in rates. In 1999, SCW's overall supply mix improved favorably over that mix authorized in rates resulting in additional income. There is no assurance that the favorable mix can be sustained in future periods since actual results are affected by availability and quality of water, both purchased and produced from SCW's wells. See the section entitled "Water Supply."

        Other operating expenses increased by 7.8% from the $14.5 million recorded in 1998 due to increased costs for water treatment, and higher uncollectible provisions as a result of increased revenues.

        Administrative and general expenses increased by 30.0% to $28.6 million in 1999 from the $22.0 million recorded in 1998. The increase is due to costs associated with various acquisition projects, increased employee benefit costs, and additional amounts reserved for certain legal proceedings.

        In 1999, maintenance expense increased to the $9.8 million level compared to the recorded $7.3 million in 1998 due principally to increased maintenance on Registrant's water supply sources, and costs incurred on main replacements. The wet weather conditions during the first part of 1998 also hampered planned maintenance activities, thereby reducing maintenance expense in 1998.

        Depreciation expense in 1999 increased by 8.9% to $13.7 million reflecting the effects of recording approximately $38.2 million in net plant additions during 1998, depreciation on which began in 1999.

        Taxes on income increased by approximately 31.7% to $13.3 million in 1999 as compared to the $10.1 million in 1998 due to a 24.5% increase in pre-tax income and a higher effective tax rate in 1999 resulting from the turn-around of depreciation related temporary differences, the benefits of which were previously flowed-through for ratemaking purposes.

        Property and other taxes increased by 7.2% in 1999 to $6.6 million due primarily to increased franchise fees resulting from higher revenues, and increased payroll taxes from higher wages and additional personnel.

        Other income decreased by 30.8% in 1999 due primarily to the flow-through of tax benefits related to refinancing of long-term debt in December 1998 for which there were no similar benefits in 1999.

        Interest expense increased by 15.5% to $12.9 million primarily due to the issuance of $40 million in long-term debt in January 1999, partially offset by the retirement of $10 million of 10.10% Notes in December 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997

        Basic earnings per Common Share in 1998 increased by 3.8 % to $1.62 per share as compared to $1.56 per share in 1997. Although wet weather significantly impacted revenues in 1998, lower supply costs and modest increases in other operating expenses partially offset the decline in revenues.

        Water operating revenues decreased by 4.3% in 1998 to $134.9 million from the $141.0 million reported in 1997. Water sales volumes in 1998 were 9.9% lower than 1997 due to extremely wet weather during the first half of the year. The decrease in sales was partially offset by rate increases effective during 1998.

        Electric operating revenues of $13.2 million were 3.4% higher in 1998 as compared to 1997 due to the impact of a general rate increase effective January 1998, as well as a 2.0% increase in kilowatt-hour sales.

        Purchased water costs decreased in 1998 to $30.8 million as compared to $38.3 million in 1997 due to a 20.8% decrease in volumes purchased and refunds received from Registrant's wholesale water supplier during 1998 of approximately $1.4 million. Refunds of $2.0 million were received in 1997.

        Costs of power purchased for pumping decreased by 7.2% to $7.0 million in 1998 chiefly as a result of reduced energy costs from Registrant's suppliers.

        Costs of power purchased for resale in 1998 decreased by 3.4% to $5.0 million from the $5.2 million recorded in 1997 due to reduced costs from Registrant's energy providers offset by the effects of increased kilowatt-hour sales volumes recorded during the year.

        Groundwater production assessments increased by 10.5% to $7.6 million in 1998 from $6.8 million in 1997 due to the increased amounts of pumped water in Registrant's supply mix as well as additional assessments associated with increased pumping in Registrant's Metropolitan and Orange County customer service areas.

        A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. In 1998, recovery of previously under-collected supply costs was lower than 1997 due to the expiration, in January 1998, of a surcharge designed to recover those costs. The new rates, effective January 1999, increased collection of these under-collected costs. The balancing account mechanism insulates earnings from changes in the unit cost of supply costs which are outside of the immediate control of Registrant. However, the balancing account is not designed to insulate earnings against changes in supply mix, as occurred during the first eight months of 1997.

        Other operating expenses increased by 10.6% from the $13.1 million recorded in 1997 due to employee time charged to this category. Reversals in 1997 of costs associated with recovery of water quality expenditures through the CPUC's memorandum account mechanism also contributed to the increase. There were no such reversals of equal magnitude in 1998.

        Administrative and general expenses decreased slightly by 0.7% to $22.0 million in 1998 from the $22.1 million recorded in 1997. The decrease is due to stability in costs associated with health insurance, post-retirement medical benefits, pension and 401(k) plan costs and to a reduction of time charged by employees to this category.

        In 1998, maintenance expense remained at approximately the $7.3 million level recorded in 1997 due principally to the wet weather conditions during the first part of 1998 that hampered planned maintenance activity.

        Depreciation expense in 1998 increased by 14.5% to $12.5 million reflecting the effects of recording approximately $38 million in net plant additions during 1997, depreciation on which began in 1998. In addition, amortization of start-up and organizational costs associated with the formation of AWR is reflected in 1998 and there were no similar amortization costs in 1997.

        Taxes on income increased by approximately 3.1% to $10.1 million in 1998 as compared to the $9.8 million in 1997 due to a 5.7% increase in operating income partially offset by a lower effective tax rate.

        Property and other taxes decreased by 2.5% in 1998 to $6.1 million due primarily to reduced franchise tax payments directly attributable to reduced revenues.

        Other income increased by 1.5% in 1998 due principally to the flow-through of tax benefits related to refinancing of long-term debt which was partially offset by an increase in reserves against costs associated with a non-regulated joint venture.

        Interest expense increased by 10.3% to $11.2 million primarily due to increased short-term bank borrowing and the issuance of $15 million in long-term debt in March 1998.

LIQUIDITY AND CAPITAL RESOURCES

        AWR funds its operating expenses, dividends on its outstanding Common and Preferred Shares, and makes its mandatory sinking fund payments, principally through dividends from SCW. AWR has filed a Registration Statement with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. The proceeds will be used primarily for investment in its subsidiaries. No securities had been issued under this Registration Statement as of December 31, 1999.

        SCW funds the majority of its operating expenses, interest payments on its debt and dividends on its outstanding Common Shares through internal sources. SCW continues to rely on external sources, including short-term bank borrowing, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

        Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $47 million as of December 31, 1999, of which a total of $21 million was outstanding. SCW routinely employs short-term bank borrowing as an interim financing source prior to funding capital expenditures on a long-term basis.

        In 1998, SCW filed a Registration Statement with the SEC for issuance, from time to time, of up to $60 million in long-term debt. In January 1999, SCW issued $40 million of long-term debt pursuant to this Registration Statement, leaving $20 million remaining for issuance at a later date. The funds were used primarily to repay short-term bank borrowings, after which capital expenditures were funded.

        Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

CONSTRUCTION PROGRAM

        A program for water pipeline replacement is on-going throughout the 22 customer service areas, based on priority of leaks detected, fire protection enhancements and reflection of the underlying replacement schedule. In addition, general upgrades in SCW's water supply facilities are anticipated to be on-going. SCW's board of directors has approved anticipated net capital expenditures of $55.4 million in 2000. Neither AWR nor ASUS have material capital commitments; however, ASUS actively seeks opportunities to own, lease or operate municipal water and wastewater systems, which may involve significant capital commitments.

REGULATORY MATTERS

        SCW is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classifications of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of convenience and necessity as to the extension of services and facilities and various other matters. AWR and ASUS are not regulated by the CPUC. The CPUC does, however, regulate certain transactions between SCW and its non-regulated affiliates.

        The 22 customer service areas (CSAs) of SCW are grouped into 16 water districts and 1 electric district for ratemaking purposes. Water rates vary among the 16 ratemaking districts due to differences in operating conditions and costs. SCW monitors operations on a regional basis in each of these districts so that applications for rate changes may be filed, when warranted. Under the CPUC's practices, rates may be increased by three methods: general rate case increases (GRC's), offsets for certain expense increases and advice letter filings related to certain plant additions. GRC's are typically for three-year periods, which include step increases for the second and third year. Rates are based on a forecast of expenses and capital costs. GRC's have a typical regulatory lag of one year. Offset rate increases typically have a two to four month regulatory lag. The following table lists information on estimated annual rate changes during 1999, 1998 and 1997.

    ($ in 000's)       Supply              Balancing               General
                        Cost                Account                and Step               Advice
   Year                Offset             Amortization            Increases               Letters              Total
------------          ----------          ------------            -----------            ----------          ----------
   1999                     $23                $1,349                $15,175                  $657             $17,204
   1998                    $786               ($2,852)                $3,590                  $713              $2,237
   1997                    $183                   $64                 $1,332                 ($126)             $1,453

        New water rates for six of SCW's customer service areas and recovery of costs associated with SCW's general office functions were implemented in January, 1999. Step increases in rates for Arden-Cordova, Bay Point and Los Osos CSAs were also effective in January, 1999.

        Applications to increase water rates were filed for four water ratemaking districts in SCW's Region III in March 1999. A draft decision has been issued by the Administrative Law Judge assigned to this matter that supports the settlement on all issues reached between SCW and the CPUC Staff. SCW has also filed an application with the CPUC to combine tariff schedules into regional rates for the customer service areas that make up SCW's Region III. The Administrative Law Judge assigned to this matter has issued a draft decision that supports SCW's application. A final decision from the CPUC on both issues is anticipated in the second quarter of 2000.

        GRC step increase for Metropolitan CSA and General Office Allocation step increases for Arden-Cordova, Bay Point, Simi Valley and Santa Maria CSAs were effective beginning January, 2000. Attrition increases for Arden-Cordova and Bay Point CSAs were also in effect beginning January, 2000.

        A Notice of Intent to increase water rates by approximately $5.8 million for ratemaking districts in SCW's Region I as well as to combine those tariff schedules into regional rates were filed in February 2000. The application will be submitted by end of March, 2000. The new rates, if authorized in total or in part by the CPUC, would be effective January 1, 2001.

        An advice letter was filed with the CPUC on March 1, 2000 seeking recovery of capital expenditures associated with Y2K readiness, not already included in Registrant's water rates. See Note 13 to the Notes to Financial Statements.

        On April 22, 1999, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project
(SWP). SCW's participation in the SWP commits it to a 40-year entitlement. SCW's investment of approximately $9.5 million in SWP is currently included in Other Property and Investments. The remaining balance of the related liability of approximately $7 million is recorded as other long-term debt. SCW intends to recover its investment in SWP through contributions from developers on a per-lot or other basis, or the sale of its 500 acre-foot entitlement in SWP. See Note 8 to the Notes to Financial Statements.

ENVIRONMENTAL MATTERS

        1996 Amendments to Federal Safe Drinking Water Act

        On August 6, 1996, amendments (the 1996 SDWA amendments) to the Safe Drinking Water Act (the SDWA) were signed into law. The 1996 SDWA revised the 1986 amendments to the SDWA with a new process for selecting and regulating contaminants. The U. S. Environmental Protection Agency (EPA) can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide "a meaningful opportunity for health risk reduction." The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The new law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current regulations, however, remain in place and are not subject to the new standard-setting provisions. The DOHS, acting on behalf of the EPA, administers the EPA's program in California.

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

        SCW currently tests its wells and water systems according to requirements listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCLs is treated to reduce contaminants to acceptable levels before it is delivered to customers.

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

        Ground Water Rule

        By Spring 2000, the EPA is scheduled to propose regulations requiring disinfection of certain groundwater systems and provide guidance on determining which systems must provide disinfection facilities. The EPA may utilize the cost/benefit analysis provided in the 1996 SDWA amendments to establish such regulations. It is anticipated that the regulations will apply to several of SCW's systems using groundwater supplies. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, Registrant does not believe that such regulations will impose significant compliance costs, since SCW already currently engages in disinfection of its groundwater systems.

        Regulation of Radon and Arsenic

        Registrant expects to be subject to new regulations regarding radon and arsenic. It is anticipated that the EPA will propose a reduction in the federal standard on arsenic from 50 parts per billion (ppb) to 5 ppb. This proposed arsenic rule is expected to be released in March or April of 2000, with a 60-day comment period. It is anticipated that EPA will propose 5 ppb as the lead regulatory option, but will take comments on 3 ppb and 10 ppb options as well. Compliance with an MCL of 5 ppb will require Registrant to implement costly well-head treatment remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance, for blending with well sources.

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

        In February 1998, SCW was informed that nitrosodimethylamine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Arden-Cordova system. Each of the wells has been removed from service. Another well was also been removed from service in end of September, 1999 due to the contamination. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corp. Aerojet-General Corp. has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source(s) of water supply in SCW's Arden-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of two new wells.

        SCW and Aerojet-General Corp. are in negotiations on other matters related to procedures to address cleanup of the contaminated wells, costs associated with the cleanup, increased costs of purchased water as compared to pumped sources and costs associated with developing new sources of groundwater supply. SCW and Aerojet-General Corp. are attempting to negotiate an agreement on these matters. As of December 31, 1999, Aerojet-General Corp has reimbursed Registrant $4.5 million. The remainder of the costs is subject to further reimbursement, including interest. The reimbursement from Aerojet-General Corp. reduces SCW's utility plant and costs of purchased water.

        On October 25, 1999, SCW filed a lawsuit against the California Regional Water Quality Control Board (CRWQCB) alleging that the CRWQCB has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is destroying the underground water supply in SCW's Rancho Cordova customer service area. In a separate case, also filed on October 25, 1999, SCW sued Aerojet General Corp. for causing the contamination. Registrant is unable to predict what actions, if any, the CRWQCB or Aerojet General Corp. will take in response to the lawsuits.

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

        On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company and Equilon Enterprises LLC to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination of the Charnock Sub-Basin drinking water. The agencies are continuing to investigate the causes of MTBE pollution and intend to ensure that all responsible parties contribute to its clean up. Registrant is unable to predict the outcome of the EPA's enforcement efforts. Pursuant to an agreement with SCW in December, 1998, two of the potentially responsible parties (the Participants) have reimbursed SCW's legal and consulting costs related to this matter and for increased costs incurred by SCW in purchasing replacement water. However, a notice of termination from the "Participants" to the settlement agreement and a conditional termination from one of the responsible parties was received in October, 1999. SCW and such parties are currently in the process of negotiation. No assurances can be given that current or future negotiations will result in complete restoration of SCW's water rights or that continued reimbursement of SCW's costs will be forthcoming.

        Bear Valley Electric

        SCW has been, in conjunction with the Southern California Edison unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements. The 115kv Project is subject to an environmental impact report (EIR) and delays in approval of the EIR may impact service in SCW's Bear Valley Electric Service customer service area. SCW has, however, taken other measures, including some measures that will be enacted on an emergency basis, to meet load growth and mitigate delays in approval of the EIR.

WATER SUPPLY

        During 1999, Registrant supplied a total of 195,886 acre feet of water. Of this amount, approximately 58.2% came from pumped sources and 40.2% was purchased from others, principally the Metropolitan Water District of Southern California (MWD). The remaining amount was supplied by the Bureau of Reclamation (the Bureau) under a no-cost contract. During 1998, Registrant supplied 179,927 acre feet of water, 60.7% of which came from pumped sources, 39.0% was purchased and the remainder was supplied by the Bureau.

        The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. Registrant has 52 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project (SWP). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies from these sources are anticipated to remain adequate through 2000. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project. In response, MWD has taken a number of steps to secure additional storage capacity and to increase available water supplies, by effecting transfers of water rights from other sources.

        Registrant's water supply and revenues are significantly affected by changes in meteorological conditions. New research data released in January 2000 show the Pacific Ocean may be undergoing a dramatic climate shift, known as the Pacific Decadal Oscillation, that could alter global weather patterns and perhaps lead Southern California into decades of drier than normal weather. The changes signal that the Pacific is shifting to a "cool phase" could last for decades, bring far more rain than usual to the Pacific Northwest and less to Southland.

        Water sales volumes have been impacted during the last two years by the El Nino/La Nina Southern Oscillation phenomena. El Nino brings substantial rainfall to Southern California and the opposite, La Nina, often means diminished rainfall. During the '80s and '90s, El Nino increased precipitation as much as 250% of normal for some Southern California Water Company service areas, while La Nina conditions decreased rain levels 50% to 30% of normal.

        In 1999, after the 1997-1998 El Nino heavy rain season, La Nina moved rainfall to the North and substantially reduced rainfall in SCW's service areas with some systems experiencing less than 32% of normal rainfall.

        In spite of the anticipated La Nina conditions, the 2000 water year supply outlook remains adequate. As of January 2000, California reservoirs stood at 125% of average. This positive outlook is due to the fact that reservoirs are still holding some of the El Nino surplus and groundwater levels are usually not diminished by a single year of below normal precipitation. Although overall groundwater conditions remain at adequate levels, certain of SCW's groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, have caused increased reliance on purchased water in its supply mix.

BUSINESS SEGMENTS

        AWR currently has two principal business units: water service and electric distribution utility operations conducted through its SCW subsidiary, and its non-regulated activities through its ASUS subsidiary. All activities of Registrant currently are geographically located within the State of California, except for one contract for providing customer service and billing services to a utility located in the state of Arizona. SCW is a regulated utility which operates both water and electric systems. On a stand alone basis, AWR has no material assets other than its investments in its subsidiaries. See Note 11 to the Notes to Financial Statements.

ACQUISITION OF CHAPARRAL CITY WATER COMPANY

        On March 10, 2000, Registrant entered into an agreement to acquire the common stock of Chaparral City Water Company, a privately operated water company serving approximately 10,000 customers in the town of Fountain Hills, Arizona and portions of Scottsdale, Arizona for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. Chaparral City Water Company was purchased from MCO Properties Inc., a wholly-owned subsidiary of MAXXAM Inc. This marks the first acquisition outside of California for Registrant. The sale of Chaparral City Water Company requires notification to the Arizona Corporation Commission and other conditions customary in transactions of this type. The approval of Registrant's shareholders is not required. It is anticipated that the transaction will close within one year.

YEAR 2000 ISSUE

        Registrant has no Y2K incidents, business disruptions, failures or legal proceedings to report. There were no actual or anticipated effects or changes to Registrant's operating trends or revenue patterns as a result of the transition from December, 1999 to January, 2000.

        SCW formally announced its 100% Y2K Ready status when it filed its Compliance Report with the CPUC on November 1, 1999. Registrant's general process for addressing the Y2K issue was (i) to inventory all systems that may have a potential Y2K impact, (ii) to determine the materiality of these non-Y2K ready systems, (iii) to replace and test, correct and test, or prepare for the failure of material items that have been determined to be non-Y2K ready, and
(iv) to prepare contingency plans, which included, among other things, increased staffing during critical periods, manual back-up for automated systems and the use of portable generators capable of providing power during a black-out.

        Not all Y2K problems were necessarily expected to surface in early 2000. Registrant does not have, and may never fully have, sufficient information about the Y2K exposure of third parties to adequately predict the risks posed by them to Registrant. If the third parties later discover any Y2K problems that are not remedied, resulting problems could include loss of utility services and disruption of water supplies.

        Costs incurred to address Y2K issues are estimated to be $7.5 million. Registrant has incurred $4.8 million in costs associated with Y2K readiness at end of January 2000, $4.0 million of which is in capital investments. On March 1, 2000, Registrant filed an advice letter with the CPUC for recovery of Y2K related costs. Registrant believes that generally these capital expenditures as well as the remaining Y2K-related investments will be recovered through rates, but can give no assurance that the CPUC will authorize recovery of all or some of these costs. See Note 13 to the Notes to Financial Statements.

RISK FACTOR SUMMARY

        This section (written in plain English to comply with certain SEC Standards) summarizes certain risks of our business that may affect our future financial results. We also periodically file with the Securities and Exchange Commission documents that include more information on these risks. It is important for investors to read these documents.

Litigation

        SCW has recently been sued in eleven water-quality related lawsuits:

        - a suit filed on April 24, 1997 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site

        - a suit filed on July 29, 1997 alleging personal injury and property damage as a result of the sale of water; few of our systems are located in the geographical area covered by this suit

        - a suit filed on December 8, 1997 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        - a suit filed on February 2, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on February 4, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed in March 2, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        - a suit filed on June 29, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - two suits filed on July 30, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on December 3, 1998 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed in July 22, 1999 alleging personal injury and property damage as a result of the sale of water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        On September 1, 1999, the First District Court of Appeal in San Francisco, held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits against water utilities, including seven of the lawsuits against SCW. On October 11, one group of plaintiffs appealed the decision to the California Supreme Court which has accepted the petition. Management can not predict the outcome of the proceeding.

        In March 1998, the CPUC issued an order instituting investigation (the
OII) as a result of these types of suits being filed against water utilities in California. The CPUC is seeking to determine:

        - whether existing standards and policies regarding drinking water quality adequately protect the public health

        -   whether water utilities are following existing standards

        The Administrative Law Judge assigned to the OII has issued a draft decision finding that water utilities, including SCW, have complied with DOHS regulation and requirements. SCW is unable to predict whether the draft decision will be approved in part or in its entirety. The CPUC has authorized a memorandum account for legal expenses incurred by water utilities, including SCW, in the water quality lawsuits. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of December 31, 1999, Registrant had incurred $860,120 in the OII-related memorandum account.

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

        There are also a number of matters pending before the CPUC that may affect our future financial results. These matters include:

        - applications filed by SCW to increase rates in 4 of its 16 rate-making jurisdictions; a final decision is not expected until second quarter of 2000 although a tentative settlement has been worked out

        - an application filed to consolidate the rate-making jurisdictions located in SCW's Region III area into a single tariff

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

        Water shortages could be caused by the above factors and may affect us in several ways:

        - they adversely affect supply mix by causing Registrant to rely on more expensive purchased water

        -   they adversely affect operating costs

        - they may result in an increase in capital expenditures for building pipelines to connect to alternative sources of supplies and reservoirs and other facilities to conserve or reclaim water

        We may be able to recover increased operating and construction costs for our regulated systems through the ratemaking process. Registrant may also be able to recover certain of these costs under the terms of our contractual agreements with municipalities.

        In certain circumstances, we may recover these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination. We are currently negotiating with Aerojet General Corporation regarding costs associated with the cleanup of the groundwater supply for our Arden-Cordova System and for the increased costs of purchasing water and developing new sources of groundwater supply. We are also negotiating with two participants on matters relating to the clean-up and purchase of replacement water in the Charnock Basin located in the cities of Santa Monica and Culver City. These two potentially responsible parties have previously reimbursed us for replacement water and certain legal and consulting expenses. The Charnock Basin is in SCW's service territory.

ACCOUNTING STANDARDS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivative and hedging activities, and supersedes and amends a number of existing standards. Adoption of this statement, with an extended effective date for fiscal years beginning after December 15, 1999, will not have a significant impact on financial position or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk. The disclosure required is, therefore, not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        American States Water Company

                  Consolidated Balance Sheets - December 31, 1999 and 1998

                  Consolidated Statements of Capitalization - December 31, 1999 and 1998

                  Consolidated Statements of Income - for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows - for the years ended December 31, 1999, 1998 and 1997

        Southern California Water Company

                  Balance Sheets - December 31, 1999 and 1998

                  Statements of Capitalization - December 31, 1999 and 1998

                  Statements of Income - for the years ended December 31, 1999, 1998 and 1997

                  Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 1999, 1998 and 1997

                  Statements of Cash Flows - for the years ended December 31, 1999, 1998 and 1997

        Notes to Financial Statements

        Report of Independent Public Accountants

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                        -------------------------
                                                                          1999            1998
                                                                        ---------       ---------
                                                                              (in thousands)
ASSETS

UTILITY PLANT, AT COST
    Water                                                               $ 532,007       $ 482,989
    Electric                                                               36,349          35,171
                                                                        ---------       ---------
                                                                          568,356         518,160
        Less - Accumulated depreciation                                  (151,733)       (138,423)
                                                                        ---------       ---------
                                                                          416,623         379,737
        Construction work in progress                                      32,972          35,016
                                                                        ---------       ---------
        Net utility plant                                                 449,595         414,753
                                                                        ---------       ---------

OTHER PROPERTY AND INVESTMENTS                                             10,583           1,077

CURRENT ASSETS
    Cash and cash equivalents                                               2,189             620
    Accounts receivable-Customers, less reserves of $487 in 1999;
    $403 in 1998                                                           10,135           7,626
    Other account receivable                                                4,347           5,301
    Unbilled revenue                                                       11,345           9,303
    Materials and supplies, at average cost                                 1,153             994
    Supply cost balancing accounts                                          4,774           4,300
    Prepayments                                                             4,851           5,988
    Accumulated deferred income taxes - net                                 5,546           5,156
                                                                        ---------       ---------
        Total current assets                                               44,340          39,288
                                                                        ---------       ---------

DEFERRED CHARGES
    Unamortized debt expense and redemption premium                         6,811           6,635
    Regulatory tax-related assets                                          19,941          21,506
    Other                                                                   1,911           1,412
                                                                        ---------       ---------
        Total deferred charges                                             28,663          29,553
                                                                        ---------       ---------
                    TOTAL ASSETS                                        $ 533,181       $ 484,671
                                                                        =========       =========


The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                             ----------------------
                                                               1999          1998
                                                             --------      --------
                                                                  (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
    Common shareholders' equity                              $158,846      $154,299
    Preferred Shares                                            1,600         1,600
    Preferred Shares - mandatory redemption                       360           400
    Long-term debt                                            167,363       120,809
                                                             --------      --------
        Total capitalization                                  328,169       277,108
                                                             --------      --------

CURRENT LIABILITIES
    Notes payable to banks                                     21,000        38,000
    Long-term debt and Preferred Shares - current                 340           260
    Accounts payable                                           13,777        10,218
    Taxes payable                                               5,432         5,900
    Accrued interest                                            1,584         1,405
    Other                                                      12,832         7,985
                                                             --------      --------
        Total current liabilities                              54,965        63,768
                                                             --------      --------

OTHER CREDITS
    Advances for construction                                  57,485        54,743
    Contributions in aid of construction                       38,895        36,530
    Accumulated deferred income taxes - net                    48,302        46,902
    Unamortized investment tax credits                          3,064         3,155
    Regulatory tax-related liability                            1,861         1,906
    Other                                                         440           559
                                                             --------      --------
        Total other credits                                   150,047       143,795
                                                             ========      ========
                   TOTAL CAPITALIZATION AND LIABILITIES      $533,181      $484,671
                                                             ========      ========

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                            December 31,
                                                                     -------------------------
                                                                       1999             1998
                                                                     ---------       ---------
                                                                           (in thousands)
COMMON SHAREHOLDERS' EQUITY:
    Common Shares, $2.50 stated value--
        Authorized 31,071,408 shares
        Outstanding 8,957,671 in 1999 and 1998                       $  22,394       $  22,394
    Additional paid-in capital                                          74,937          74,937
    Earnings reinvested in the business                                 61,515          56,968
                                                                     ---------       ---------
                                                                       158,846         154,299
                                                                     ---------       ---------

PREFERRED SHARES: $25 PAR VALUE
    Authorized 64,000 shares
    Outstanding 32,000 shares, 4% Series                                   800             800
    Outstanding 32,000 shares, 4-1/4% Series                               800             800
                                                                     ---------       ---------
                                                                         1,600           1,600
                                                                     ---------       ---------

PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION
Requirements: $25 par value
    Authorized and outstanding 16,000 shares in 1999 and 17,600
        shares in 1998, 5% Series                                          400             440
    Less: Preferred Shares to be redeemed within one year                  (40)            (40)
                                                                     ---------       ---------
                                                                           360             400
                                                                     ---------       ---------

LONG-TERM DEBT
    5.82% notes due 2003                                                12,500          12,500
    6.64% notes due 2013                                                 1,100           1,100
    6.80% notes due 2013                                                 2,000           2,000
    8.50% fixed rate obligation due 2013                                 1,798           1,882
    Variable rate obligation due 2014                                    6,000           6,000
    Variable rate obligation due 2018                                      650             630
    6.87% notes due 2023                                                 5,000           5,000
    7.00% notes due 2023                                                10,000          10,000
    7.55% notes due 2025                                                 8,000           8,000
    7.65% notes due 2025                                                22,000          22,000
    5.50% notes due 2026                                                 8,000           8,000
    6.81% notes due 2028                                                15,000          15,000
    6.59% notes due 2029                                                40,000              --
    9.56% notes due 2031                                                28,000          28,000
    State Water Project due 2035                                         7,028              --
    Other                                                                  587             917
                                                                     ---------       ---------
                                                                       167,663         121,029
Less: Current maturities                                                  (300)           (220)
                                                                     ---------       ---------
                                                                       167,363         120,809
                                                                     =========       =========
        TOTAL CAPITALIZATION                                         $ 328,169       $ 277,108
                                                                     =========       =========

The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

                                                                For the years ended December 31,
                                                          -----------------------------------------
                                                             1999           1998            1997
                                                          ---------       ---------       ---------
                                                           (in thousands, except per share amounts)
OPERATING REVENUES
    Water                                                 $ 159,693       $ 134,794       $ 140,988
    Electric                                                 13,338          13,201          12,767
    Other                                                       390              65              --
                                                          ---------       ---------       ---------
        Total operating revenues                            173,421         148,060         153,755
                                                          ---------       ---------       ---------

OPERATING EXPENSES
    Water purchased                                          36,143          30,833          38,318
    Power purchased for resale                                7,119           5,013           5,188
    Power purchased for pumping                               7,394           7,009           7,554
    Groundwater production assessment                         7,170           7,567           6,847
    Supply cost balancing accounts                             (473)             28           2,813
    Other operating expenses                                 15,594          14,459          13,074
    Administrative and general expenses                      28,600          21,987          22,138
    Depreciation                                             13,650          12,538          10,952
    Maintenance                                               9,799           7,311           7,301
    Taxes on income                                          13,345          10,130           9,830
    Property and other taxes                                  6,566           6,124           6,282
                                                          ---------       ---------       ---------
        Total operating expenses                            144,907         122,999         130,297
                                                          ---------       ---------       ---------
OPERATING INCOME                                             28,514          25,061          23,458
                                                          ---------       ---------       ---------

OTHER INCOME
    Total other income - net                                    532             769             758
                                                          ---------       ---------       ---------
    Income before interest charges                           29,046          25,830          24,216
                                                          ---------       ---------       ---------

INTEREST CHARGES
    Interest on long-term debt                               11,294           9,612           8,821
    Other interest and amortization of debt expense           1,651           1,595           1,336
                                                          ---------       ---------       ---------
        Total interest charges                               12,945          11,207          10,157
                                                          ---------       ---------       ---------

NET INCOME                                                   16,101          14,623          14,059
    Dividends on Preferred Shares                               (88)            (90)            (92)
                                                          ---------       ---------       ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS                $  16,013       $  14,533       $  13,967

BASIC EARNINGS PER COMMON SHARE                           $    1.79       $    1.62       $    1.56

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          8,958           8,958           8,957

   The accompanying notes are an integral part of these financial statements

                         AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY


                                                         Common Shares                      Earnings
                                                      --------------------    Additional   Reinvested
                                                       Number                   Paid-in      in the
                                                     of Shares     Amount       Capital     Business
                                                      -------      -------      -------      -------
                                                                      (in thousands)
BALANCES AT DECEMBER 31, 1996                           8,886      $22,215      $73,645      $50,906
Add:
    Net Income                                                                                14,059
    Issuance of Common Shares for public offering          72          179        1,292
Deduct:
    Dividends on Preferred Shares                                                                 92
    Dividends on Common Shares - $1.245 per share                                             11,151
                                                      -------      -------      -------      -------

BALANCES AT DECEMBER 31, 1997                           8,958      $22,394      $74,937      $53,722
Add:
    Net Income                                                                                14,623
Deduct:
    Dividends on Preferred Shares                                                                 90
    Dividends on Common Shares - $1.26 per share                                              11,287
                                                      -------      -------      -------      -------

BALANCES AT DECEMBER 31, 1998                           8,958      $22,394      $74,937      $56,968
Add:
    Net Income                                                                                16,101
Deduct:
    Dividends on Preferred Shares                                                                 88
    Dividends on Common Shares - $1.28 per share                                              11,466
                                                      -------      -------      -------      -------

BALANCES AT DECEMBER 31, 1999                           8,958      $22,394      $74,937      $61,515
                                                      =======      =======      =======      =======

The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the years ended December 31,
                                                                                --------------------------------------
                                                                                  1999           1998           1997
                                                                                --------       --------       --------
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $ 16,101       $ 14,623       $ 14,059
    Adjustments for non-cash items:
        Depreciation and amortization                                             14,364         15,368         11,170
        Deferred income taxes and investment tax credits                           2,440          5,241            826
        Other - net                                                                1,066          1,394            873
    Changes in assets and liabilities:
        Customer receivables                                                      (1,555)           918           (673)
        Supply cost balancing accounts                                              (474)           (14)         1,987
        Accounts payable                                                           3,559         (1,552)        (1,095)
        Taxes payable                                                               (468)        (3,215)         3,338
        Other - net                                                                3,977            438            341
                                                                                --------       --------       --------
           Net cash provided                                                      39,010         33,201         30,826
                                                                                --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction expenditures                                                    (57,823)       (43,623)       (36,799)
                                                                                --------       --------       --------
           Net cash used                                                         (57,823)       (43,623)       (36,799)
                                                                                --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Shares                                                         --             --          1,472
    Issuance of long-term debt and lease obligations                              47,028         15,000          8,000
    Receipt of advances for and contributions in aid of
        construction                                                               5,300          3,381          1,302
    Refunds on advances for construction                                          (2,957)        (2,651)        (2,957)
    Retirement or repayments of long-term debt and
        redemption of Preferred Shares - net                                        (435)        (9,488)          (198)
    Net change in notes payable to banks                                         (17,000)        12,000         10,000
    Common and preferred dividends paid                                          (11,554)       (11,386)       (11,243)
                                                                                --------       --------       --------
         Net cash provided                                                        20,384          6,856          6,376
                                                                                --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,569         (3,566)           403
Cash and Cash Equivalents, Beginning of Year                                         620          4,186          3,783
                                                                                --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $  2,189       $    620       $  4,186
                                                                                --------       --------       --------

TAXES AND INTEREST PAID:
    Income taxes paid                                                           $ 12,137       $  5,430       $  6,338
    Interest paid                                                                 11,834         11,391          9,451
                                                                                --------       --------       --------

NON-CASH TRANSACTIONS:
    Property installed by developers and conveyed to
        Company                                                                 $  4,096       $  1,797       $  2,082
                                                                                ========       ========       ========

The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

BALANCE SHEETS

                                                                           December 31,
                                                                    -------------------------
                                                                       1999            1998
                                                                    ---------       ---------
                                                                          (in thousands)
ASSETS

UTILITY PLANT, AT COST
Water                                                               $ 532,007       $ 482,989
Electric                                                               36,349          35,171
                                                                    ---------       ---------
                                                                      568,356         518,160
     Less - Accumulated depreciation                                 (151,733)       (138,423)
                                                                    ---------       ---------
                                                                      416,623         379,737
     Construction work in progress                                     32,972          35,016
                                                                    ---------       ---------
     Net utility plant                                                449,595         414,753
                                                                    ---------       ---------

OTHER PROPERTY AND INVESTMENTS                                         10,233             763
                                                                    ---------       ---------

CURRENT ASSETS
Cash and cash equivalents                                               2,020             524
Accounts receivable-Customers, less reserves of $487 in 1999;
  $403 in 1998                                                         10,135           7,498
Other                                                                   4,275           5,272
Intercompany receivable                                                    --             104
Unbilled revenue                                                       11,345           9,303
Materials and supplies, at average cost                                 1,153             994
Supply cost balancing accounts                                          4,774           4,300
Prepayments                                                             4,851           5,988
Accumulated deferred income taxes - net                                 5,573           5,173
                                                                    ---------       ---------
     Total current assets                                              44,126          39,156
                                                                    ---------       ---------

DEFERRED CHARGES
Regulatory tax-related assets                                          19,941          21,506
Other                                                                   8,599           7,997
                                                                    ---------       ---------
        Total deferred charges                                         28,540          29,503
                                                                    ---------       ---------
              TOTAL ASSETS                                          $ 532,494       $ 484,175
                                                                    =========       =========

The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY


BALANCE SHEETS

                                                              December 31,
                                                        ------------------------
                                                          1999            1998
                                                        --------        --------
                                                             (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common shareholders' equity                             $160,023        $155,721
Preferred shares                                              --              --
Preferred shares - mandatory redemption                       --              --
Long-term debt                                           167,363         120,809
                                                        --------        --------
     Total capitalization                                327,386         276,530
                                                        --------        --------

CURRENT LIABILITIES
Notes payable to banks                                    21,000          38,000
Long-term debt and preferred shares - current                340             260
Accounts payable                                          13,615          10,054
Intercompany payable                                           4              --
Taxes payable                                              5,700           6,147
Accrued interest                                           1,584           1,405
Other                                                     12,818           7,984
                                                        --------        --------
     Total current liabilities                            55,061          63,850
                                                        --------        --------

OTHER CREDITS
Advances for construction                                 57,485          54,743
Contributions in aid of construction                      38,895          36,531
Accumulated deferred income taxes - net                   48,302          46,901
Unamortized investment tax credits                         3,064           3,155
Regulatory tax-related liability                           1,861           1,907
Other                                                        440             558
                                                        --------        --------
     Total other credits                                 150,047         143,795
                                                        ========        ========
            TOTAL CAPITALIZATION AND LIABILITIES        $532,494        $484,175
                                                        ========        ========

The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CAPITALIZATION

                                                         December 31,
                                                 ---------------------------
                                                   1999               1998
                                                 ---------         ---------
                                                       (in thousands)
COMMON SHAREHOLDERS' EQUITY:
     Common shares, no par value
        Outstanding 100 in 1998 and 1999         $  98,391         $  98,391
     Additional paid-in capital                         --                --
     Earnings reinvested in the business            61,632            57,330
                                                 ---------         ---------
                                                   160,023           155,721
                                                 ---------         ---------

LONG-TERM DEBT
     5.82% notes due 2003                           12,500            12,500
     6.64% notes due 2013                            1,100             1,100
     6.80% notes due 2013                            2,000             2,000
     8.50% fixed rate obligation due 2013            1,798             1,882
     Variable rate obligation due 2014               6,000             6,000
     Variable rate obligation due 2018                 649               630
     6.87% notes due 2023                            5,000             5,000
     7.00% notes due 2023                           10,000            10,000
     7.55% notes due 2025                            8,000             8,000
     7.65% notes due 2025                           22,000            22,000
     5.50% notes due 2026                            8,000             8,000
     6.81% notes due 2028                           15,000            15,000
     6.59% notes due 2029                           40,000                --
     9.56% notes due 2031                           28,000            28,000
     State Water Project due 2035                    7,028                --
     Other                                             588               917
                                                 ---------         ---------
                                                   167,663           121,029
Less: Current maturities                              (300)             (220)
                                                 ---------         ---------
                                                   167,363           120,809
                                                 =========         =========
        TOTAL CAPITALIZATION                     $ 327,386         $ 276,530
                                                 =========         =========

The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME

                                                                    For the years ended December 31,
                                                            ---------------------------------------------
                                                              1999              1998              1997
                                                            ---------         ---------         ---------
                                                             ($ in thousands, except  per share amounts)
OPERATING REVENUES
     Water                                                  $ 159,693         $ 134,794         $ 140,988
     Electric                                                  13,338            13,201            12,767
                                                            ---------         ---------         ---------
        Total operating revenues                              173,031           147,995           153,755
                                                            ---------         ---------         ---------

OPERATING EXPENSES
     Water purchased                                           36,145            30,833            38,318
     Power purchased for resale                                 7,119             5,013             5,188
     Power purchased for pumping                                7,394             7,009             7,554
     Groundwater production assessment                          7,170             7,567             6,847
     Supply cost balancing accounts                              (473)               28             2,813
     Other operating expenses                                  15,475            14,434            13,074
     Administrative and general expenses                       28,077            21,884            22,138
     Depreciation                                              13,516            12,270            10,952
     Maintenance                                                9,794             7,311             7,301
     Taxes on income                                           13,473            10,360             9,830
     Property and other taxes                                   6,563             6,124             6,282
                                                            ---------         ---------         ---------
        Total operating expenses                              144,253           122,833           130,297
                                                            ---------         ---------         ---------
OPERATING INCOME                                               28,778            25,162            23,458
                                                            ---------         ---------         ---------

OTHER INCOME
     Total other income - net                                     509             1,231               758
                                                            ---------         ---------         ---------
     Income before interest charges                            29,287            26,393            24,216
                                                            ---------         ---------         ---------

INTEREST CHARGES
     Interest on long-term debt                                11,294             9,612             8,821
     Other interest and amortization of debt expense            1,651             1,595             1,336
                                                            ---------         ---------         ---------
        Total interest charges                                 12,945            11,207            10,157
                                                            ---------         ---------         ---------

NET INCOME                                                     16,342            15,186            14,059
     Dividends on Preferred Shares                                 --               (46)              (92)

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS                  $  16,342         $  15,140         $  13,967

BASIC EARNINGS PER COMMON SHARE                             $ 163,420         $ 151,400         $ 139,670

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                  100               100               100

The accompanying notes are an integral part of these financial statements. All information has been adjusted to reflect formation of holding company in 1998.

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                            Common Shares                            Earnings
                                                       ------------------------      Additional     Reinvested
                                                         Number                       Paid-in         in the
                                                       of Shares       Amount         Capital        Business
                                                       ---------       -------        -------        -------
                                                                           (in thousands)
BALANCES AT DECEMBER 31, 1996                             8,886        $22,215        $73,645        $50,906
Add:
     Net Income                                                                                       14,059
     Issuance of Common Shares for public offering           72            179          1,292
Deduct:
     Dividends on Preferred Shares                                                                        92
     Dividends on Common Shares - $1.245 per
        share                                                                                         11,151
                                                        -------        -------        -------        -------

BALANCES AT DECEMBER 31, 1997                             8,958        $22,394        $74,937        $53,722
Add:
     Transfer Preferred Shares & Investments                                          $ 1,060
     Net Income                                                                                       15,186
Deduct:
     Dividends on Preferred Shares                                                                        46
     Dividends on Common Shares - $.63 per share
        for 8,957,671 shares                                                                           5,643
     Dividends on Common Shares - $58,890 per share
        for 100 shares                                                                                 5,889
                                                        -------        -------        -------        -------

BALANCES AT DECEMBER 31, 1998                               100        $22,394        $75,997        $57,330
Add:
     Net Income                                                                                       16,342
Deduct:
     Dividends on Preferred Shares                                                                        --
     Dividends on Common Shares - $30,900 per share                                                    3,090
     Dividends on Common Shares - $30,500 per share                                                    3,050
     Dividends on Common Shares - $29,000 per share                                                    2,900
     Dividends on Common Shares - $30,000 per share                                                    3,000

                                                        =======        =======        =======        =======
BALANCES AT DECEMBER 31, 1999                               100        $22,394        $75,997        $61,632
                                                        =======        =======        =======        =======

The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CASH FLOWS

                                                                      For the years ended December 31,
                                                                ------------------------------------------
                                                                  1999             1998             1997
                                                                --------         --------         --------
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   16,342           15,185         $ 14,059
     Adjustments for non-cash items:
        Depreciation and amortization                             14,229           15,100           11,170
        Deferred income taxes and investment tax credits           2,430            5,224              826
        Other - net                                                1,308            1,077              873
     Changes in assets and liabilities:
        Customer receivables                                      (1,640)           1,046             (673)
        Prepayments                                               (1,137)             660             (743)
        Supply cost balancing accounts                              (474)             (14)           1,987
        Accounts payable                                           3,561           (1,716)          (1,095)
        Taxes payable                                               (447)          (2,968)           3,338
        Unbilled revenue                                          (2,042)            (197)           3,490
        Accrued Interest                                             179             (463)              96
        Other - net                                                7,074              362           (2,502)
                                                                --------         --------         --------
         Net cash provided                                        39,383           33,296           30,826
                                                                --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Construction expenditures                                   (57,823)         (43,623)         (36,799)
                                                                --------         --------         --------
         Net cash used                                           (57,823)         (43,623)         (36,799)
                                                                --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Shares                                        --               --            1,472
     Issuance of long-term debt and lease obligations             47,028           15,000            8,000
     Receipt of advances for and contributions in aid of
        construction                                               3,883            3,381            1,302
     Refunds on advances for construction                         (1,540)          (2,651)          (2,957)
     Repayments of long-term debt and redemption of
        Preferred Shares - net                                      (395)          (9,488)            (198)
     Net change in notes payable to banks                        (17,000)          12,000           10,000
     Common and preferred dividends paid                         (12,040)         (11,577)         (11,243)
                                                                --------         --------         --------
         Net cash provided                                        19,936            6,665            6,376
                                                                --------         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,496           (3,662)             403
Cash and Cash Equivalents, Beginning of Year                         524            4,186            3,783
                                                                --------         --------         --------
CASH AND CASH EQUIVALENTS, END OF YEAR                             2,020              524            4,186
                                                                --------         --------         --------

TAXES AND INTEREST PAID:
     Income taxes paid                                          $ 12,241         $  5,430         $  6,338
     Interest paid                                                11,834           11,391            9,451
                                                                --------         --------         --------

NON-CASH TRANSACTIONS:
     Property installed by developers and conveyed to
        Company                                                 $  4,096         $  1,797         $  2,082
                                                                ========         ========         ========

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

        American States Water Company (AWR) is the parent company of Southern California Water Company (SCW) and American States Utility Services, Inc.
(ASUS). SCW is a public utility engaged principally in the purchase, production, distribution and sale of water as well as in the distribution of electricity in several mountain communities. SCW is regulated by the California Public Utilities Commission (CPUC) as to its water and electric business including properties, rates, services, facilities and other matters. ASUS performs non-regulated, water related services and operations on a contract basis. The consolidated financial statements include the accounts of AWR, SCW and ASUS . Virtually all of AWR's assets and revenues are those of SCW.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements include the accounts of AWR and its wholly-owned subsidiaries, SCW and ASUS collectively referred to as Registrant. Inter-company transactions and balances have been eliminated.

        The accounting records for SCW are maintained in accordance with the Uniform System of Accounts prescribed by the CPUC. The preparation of these financial statements required the use of certain estimates by management in determining Registrant's assets, liabilities, revenues and expenses.

        Property and Depreciation: Registrant capitalizes, as utility plant, the cost of additions and replacements of retirement units. Such cost includes labor, material and certain indirect charges. Depreciation is computed on the straight-line, remaining-life basis. For the years 1999, 1998 and 1997 the aggregate provisions for depreciation approximated 2.91%, 2.79%, and 2.77% of the beginning of the year depreciable plant, respectively.

        Interest: Interest is generally not capitalized for financial reporting purposes as such procedure is usually not followed for rate-making purposes.

        Revenues: Revenues include amounts billed to customers and an amount of unbilled revenue representing amounts to be billed for usage from the last meter reading date to the end of the accounting period.

        Basic Earnings Per Common Share: Basic Earnings per Common Share are based upon the weighted average number of Common Shares outstanding and net income after deducting preferred dividend requirements. There are no dilutive securities. Accordingly, diluted earnings per share is not calculated.

        Supply Cost Balancing Accounts: As permitted by the CPUC, Registrant maintains water and electric supply cost balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Recoverability of such costs is recorded in income and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments. Registrant accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper.

        Debt Issue Expense and Redemption Premiums: Original debt issue expenses are amortized over the lives of the respective issues. Premiums paid on the early redemption of debt which is reacquired through refunding are deferred and amortized over the life of the debt issued to finance the refunding. The redemption premium on debt reacquired without refunding is amortized over the remaining period the debt would have been outstanding.

        Other Credits: Advances for construction represent amounts advanced by developers which are generally refundable at either a rate of 22% of the revenue received from the installations for which funds were advanced or in equal annual installments over a 40-year period. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property.

        Cash and Cash Equivalents: For purposes of the Statements of Cash Flows, cash and cash equivalents include short-term cash investments with an original maturity of three months or less.

        Financial Instrument Risk: Registrant does not carry any financial instruments with off-balance sheet risk nor does its operations result in concentrations of credit risk.

        Fair Value of Financial Instruments: The table below estimates the fair value of each represented class of financial instrument. For cash and cash equivalents, accounts receivable and short-term debt, the carrying amount is used. Otherwise, rates available to Registrant at December 31, 1999 and 1998 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

                                         1999                          1998
                               -------------------------    ----------------------------
                               CARRYING
                                AMOUNT        FAIR VALUE    Carrying amount   Fair value
                               --------        ---------    ---------------   ----------
                                                (dollars in thousands)
Financial assets:
    Cash                       $  2,189        $  2,189        $    620        $    620
    Accounts receivable          25,827          25,827          22,230          22,230
Financial liabilities:
    Short-term debt              21,000          21,000          38,000          38,000
    Long-term debt             $167,663        $161,843        $120,809        $135,092
                               --------        --------        --------        --------

NOTE 2 - CAPITAL STOCK

        All of the series of Preferred Shares outstanding at December 31, 1999 are redeemable at the option of Registrant. At December 31, 1999, the redemption price per share for each series of $25 Preferred Shares was $27.00, $26.50 and $25.25 for the 4%, 4 1/4% and 5% Series, respectively. To each of the redemption prices must be added accrued and unpaid dividends to the redemption date.

        The $25 Preferred Shares, 5% Series, are subject to mandatory redemption provisions of 1,600 shares per year. The annual aggregate mandatory redemption requirements for this Series for the five years subsequent to December 31, 1999 is $40,000 each year.

        In 1996, Registrant issued 1,000,000 Common Shares through a secondary public offering. In January 1997, Registrant issued 71,500 Common Shares through a secondary public offering. The net proceeds from this sale were used to repay a portion of short-term debt then outstanding.

        For the years ended December 31, 1999, December 31, 1998 and December 31, 1997, all shares issued under Registrant's Common Share Purchase and Dividend Reinvestment Plan (DRP) and the 401(k) Plan were purchased on the open market. There are 500,000 and 571,408 Common Shares reserved for issuance under the DRP and the 401(k) Plan, respectively, at December 31, 1999. Shares reserved for the 401(k) Plan are in relation to company matching contributions and for investment purposes by participants.

        As of December 31, 1999 there were no retained earnings restricted, under any of Registrant's debt instruments, as to the payment of cash dividends on Common Shares.

        In 1998, the board of directors adopted a Shareholder Rights Plan (Rights Plan) and authorized a dividend distribution of one right (a Right) to purchase 1/1000th of Junior Participating Preferred Share for each outstanding Common Share. The Rights Plan became effective in September 1998 and will expire in September 2008. The Rights Plan is designed to provide shareholders' protection and to maximize shareholder value by encouraging a prospective acquirer to negotiate with the board.

        Each Right represents a right to purchase 1/1000th of Junior Participating Preferred Share at the price of $120, subject to adjustment (the Purchase Price). Each Junior Participating Preferred Share is entitled to receive a dividend equal to 1000 times any dividend paid on each Common Share and 100 votes per share in any shareholder election. The Rights become exercisable upon occurrence of a Distribution Date. A Distribution Date event occurs if (i) any person accumulates 15% of the then outstanding Common Shares,
(ii) any person presents a tender offer which caused the person's ownership level to exceed 15% and the board determines the tender offer not to be fair to AWR's shareholders, or (iii) the board determines that a shareholder maintaining a 15% interest in the Common shares could have an adverse impact on AWR or could attempt to pressure AWR to repurchase the holder's shares at a premium.

        Until the occurrence of a Distribution Date, each Right trades with the Common Share and is not separately transferable. When a Distribution Date occurs, AWR would distribute separately Rights Certificates to Common Shareholders and the Rights would subsequently trade separate from the Common Shares and each holder of a Right, other than the acquiring person whose Rights will thereafter be void, will have the right to receive upon exercise at its then current Purchase Price that number of Common Shares having a market value of two times the Purchase Price of the Right. If AWR merges into the acquiring person or enters into any transaction that unfairly favors the acquiring person or disfavors AWR's other shareholders, the Right becomes a right to purchase Common Shares of the acquiring person having market value of two times the Purchase Price.

        The board of directors may determine that in certain circumstances a proposal which would cause a Distribution Date is in the best interest of AWR's shareholders. Therefore, the board of directors may, at its option, redeem the Rights at a redemption price of $0.01 per Right.

NOTE 3 - COMPENSATING BALANCES AND BANK DEBT

        At December 31, 1999, SCW maintained $47 million in aggregate borrowing capacity with three commercial banks with no compensating balances required. Of this amount, $21 million was outstanding at year-end. Loans can be obtained at the option of SCW and bear interest at rates based on floating prime borrowing rates or at money market rates.

Short-term borrowing activities for the last three years were as follows:

                                                            December 31,
                                             ---------------------------------------
                                               1999            1998           1997
                                             -------         -------         -------
                                                  (in thousands, except percent)
Balance Outstanding at December 31,          $21,000         $38,000         $26,000
Interest Rate at December 31,                   7.35%           5.86%           6.39%
Average Amount Outstanding                     8,775          19,309         $15,678

Weighted Average Annual Interest Rate           5.11%           6.78%           6.27%
Maximum Amount Outstanding                   $21,000         $39,000         $32,000
                                             -------         -------         -------

NOTE 4 - LONG TERM DEBT

        In March 1998, SCW sold the remaining $15 million under its Series B Medium Term Note Program and in December 1998, SCW redeemed all of its outstanding 10.10% Notes. In January 1999, $40 million of Series C Medium Term Notes were sold. The funds were used initially to repay short-term bank borrowings and, after that, to fund construction expenditures. Registrant has no mortgage debt, and leases and other similar financial arrangements are not material.

        SCW has posted an Irrevocable Letter of Credit, which expires July 31, 2000, in the amount of $646,631 as security for its self-insured workers' compensation plan. SCW has also provided an Irrevocable Letter of Credit, which expires November 14, 2000, in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District.

        Annual maturities of all long-term debt, including capitalized leases, amount to $303,356, $231,559, $246,528, $262,036 and $278,644 for the five years ending December 31, 2000 through 2004, respectively.

NOTE 5 - TAXES ON INCOME

        Registrant provides deferred income taxes for temporary differences under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements. The most significant items are the tax effects of accelerated depreciation, the supply cost balancing accounts and advances for and contributions-in-aid-of-construction. SFAS No. 109 also requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Since the CPUC has consistently permitted the recovery of previously flowed-through tax effects, SCW has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities.

        Deferred investment tax credits are being amortized to other income ratably over the lives of the property giving rise to the credits.

        The significant components of deferred tax assets and deferred tax liabilities, as reflected in the balance sheets, and the accumulated net deferred income tax liabilities at December 31, 1999 and 1998 were:

                                                     December 31,
                                               -------------------------
                                                 1999             1998
                                               --------         --------
                                                 (dollars in thousands)
Deferred tax assets:
    Balancing accounts                         $   (175)        $     33
    State tax effect                              5,721            5,123
                                               --------         --------
                                                  5,546            5,156
                                               --------         --------
Deferred tax liabilities
    Depreciation                                (44,939)         (43,442)
    Advances and contributions                   15,862           16,694
    Other property related                      (10,007)         (11,488)
    Other non-property related                   (9,218)          (8,666)
                                               --------         --------
                                                (48,302)         (46,902)
                                               --------         --------
Accumulated deferred income taxes - net        $(42,756)        $(41,746)
                                               --------         --------

        The current and deferred components of income tax expense are as follows:

                                                                               December 31,
                                                                ------------------------------------------
                                                                  1999             1998             1997
                                                                --------         --------         --------
                                                                          (dollars in thousands)
Current
    Federal                                                     $  9,360         $  5,219         $  7,205
    State                                                          2,799            1,727            2,287
                                                                --------         --------         --------
Total current tax expense                                         12,159            6,946            9,492
                                                                --------         --------         --------
Deferred - Federal and State:
    Accelerated depreciation                                       3,405            3,319            2,996
    Balancing accounts                                              (207)               6             (871)
    Advances and contributions                                        --               --             (210)
    California privilege year franchise tax                         (970)            (544)            (617)
    Other                                                           (664)            (398)            (566)
                                                                --------         --------         --------
Total deferred tax expense                                         1,564            2,383              732
                                                                --------         --------         --------
Total income tax expense                                          13,723            9,329           10,224
                                                                --------         --------         --------
Income taxes included in operating expenses                       13,345           10,130            9,830
Income taxes included in other income and expenses - net             378             (801)             394
                                                                --------         --------         --------
Total income tax expense                                        $ 13,723         $  9,329         $ 10,224
                                                                --------         --------         --------

        Additional information regarding taxes on income is set forth in the following table:

                                                                              December 31,
                                                                ------------------------------------------
                                                                  1999             1998             1997
                                                                --------         --------         --------
                                                                  (dollars in thousands, except percent)
Federal taxes on pre-tax income at statutory rates              $ 10,438         $  8,470         $  8,451
Increase (decrease) in taxes resulting from:
    State income tax expense                                       2,605            1,654            1,864
    Depreciation                                                   1,184              944              853
    Federal benefit of state taxes                                  (912)            (579)            (652)
    Adjustments to prior years' provisions                           433              (97)            (143)
    Payment of premium on redemption                                  66             (813)              --
    Other - net                                                      (91)            (250)            (149)
                                                                --------         --------         --------
Total income tax expense                                        $ 13,723         $  9,329         $ 10,224
                                                                --------         --------         --------
Pre-tax income                                                  $ 29,824         $ 23,952         $ 24,145
                                                                --------         --------         --------
Effective income tax rate                                           46.0%            38.9%            42.3%
                                                                --------         --------         --------

NOTE 6 - EMPLOYEE BENEFIT PLANS

        Registrant maintains a pension plan (the Plan) which provides eligible employees (those age 21 and older, with one year of service) monthly benefits upon retirement based on average salaries and length of service. The normal retirement benefit is equal to 2% of the five highest consecutive years average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option. Annual contributions are made to the Plan which comply with the funding requirements of the Employee Retirement Income Security Act (ERISA). At December 31, 1999, Registrant had 713 participants in the Plan, 54 of these are employees covered by collective bargaining agreements, the earliest of which expires in 2001.

        Registrant also provides all active employees medical, dental and vision care benefits through a medical insurance plan. Eligible employees who retired prior to age 65, and/or their spouses, were able to retain the benefits under the active plan until reaching age 65. Eligible employees upon reaching age 65, and those employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit.

        The CPUC has issued a decision which provides for the recovery in rates of tax-deductible contributions made to a separately trusteed fund. In accordance with that decision, SCW established two separate trusts in 1995, one for those retirees who were subject to a collective bargaining agreement and another for all other retirees. Registrant's funding policy is to contribute annually an amount at least equal to the revenues authorized to be collected through rates for post-retirement benefit costs. Post-retirement benefit costs for 1993, 1994 and 1995 were estimated at a total of $1.6 million and have been recorded as a regulatory asset for recovery over a 20 year period. The unamortized balance at December 31, 1999 was approximately $610,000.

        The following table sets forth the Plan's funded status and amounts recognized in Registrant's balance sheets and the components of net pension cost and accrued post-retirement liability at December 31, 1999 and 1998:

                                                     Pension Benefits                    Other Benefits
                                                --------------------------          ------------------------
                                                  1999              1998             1999             1998
                                                --------          --------          -------          -------
                                                                    (dollars in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit Obligation at beginning of year         $ 38,572          $ 33,410          $ 4,363          $ 4,503
Service Cost                                       1,963             1,597              125              112
Interest Cost                                      2,538             2,278              305              283
Actuarial Loss/(Gain)                             (6,255)            2,514             (171)            (368)
Benefits Paid                                     (1,305)           (1,227)            (191)            (167)
                                                --------          --------          -------          -------
Benefit Obligation at end of year               $ 35,513          $ 38,572          $ 4,431          $ 4,363

CHANGES IN PLAN ASSETS:
Fair Value of Plan Assets at beginning
  of year                                       $ 39,541          $ 33,433          $ 1,442          $ 1,104
Actual Return of Plan Assets                       8,277             6,051               25               44
Employer Contributions                             1,264             1,284              484              461
Benefits Paid                                     (1,305)           (1,227)            (191)            (167)
                                                --------          --------          -------          -------
Fair Value of Plan Assets at end of year        $ 47,777          $ 39,541          $ 1,760          $ 1,442

RECONCILIATION OF FUNDED STATUS:
Funded Status                                   $ 12,263          $    969          $(2,671)         $(2,921)
Unrecognized Transition Obligation                    57               114            6,288            6,707
Unrecognized Net Loss/(Gain)                     (10,683)              677           (1,869)          (1,860)
Unrecognized Prior Service Cost                      355               400           (3,228)          (3,427)
                                                --------          --------          -------          -------
Prepaid/(Accrued) Pension Cost                  $  1,992          $  2,160          $(1,480)         $(1,501)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
DECEMBER 31:
Discount Rate                                       7.75%             6.50%            7.75%            6.50%
Long-term Rate of Return                            8.00%             8.00%            8.00%            8.00%
Salary Assumption                                   4.00%             4.00%              --               --

        A sliding scale for assumed health care cost increases was used for both periods, starting at 8% in 1999 and then remaining at 6% thereafter.


        The components of net periodic post-retirement benefits cost for 1999 and 1998 are as follows:

                                                    Pension Benefits              Other Benefits
                                                -----------------------         --------------------
 (dollars in thousands)                           1999            1998          1999          1998
                                                -------         -------         -----         -----
COMPONENTS OF NET PERIODIC BENEFITS COST
Service Cost                                    $ 1,963         $ 1,597         $ 125         $ 112
Interest Cost                                     2,538           2,278           305           283
Actual Return on Plan Assets                     (8,277)         (6,051)          (25)          (44)
Net Amortization                                  5,207           3,476            58            67
                                                -------         -------         -----         -----
Net Periodic Pension Cost                       $ 1,431         $ 1,300         $ 463         $ 418

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                       1-Percentage-Point     1-Percentage-Point
(dollars in thousands)                                       Increase               Decrease
                                                             --------               --------
Effect on Total of Service and Interest Cost
  Components                                                   $ 13                  $ (12)
Effect on Postretirement Benefit Obligation                     177                   (156)

        Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Company contributions to the 401(k) are based upon a percentage of individual employee contributions and, for 1999, 1998 and 1997, totaled $920,340, $874,113, and $785,687, respectively.

NOTE 7 - BUSINESS RISKS AND CONCENTRATION OF SALES

        Registrant's utility operations are engaged in supplying water and electric service to the public. SCW is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues in 1999 and 91% in 1998. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, general business conditions and condemnation

        Approximately 40% of the SCW's water supply is purchased from wholesalers of imported water, with the remainder produced from company wells. The long-term availability of imported water supplies is dependent upon, among other things, drought conditions throughout the state, increases in population, water quality standards and legislation that may potentially reduce water supplies. SCW does not anticipate any constraints on its imported water supplies in 2000.

NOTE 8 - CONTINGENCIES

        In 1998, ASUS was formed to pursue non-regulated opportunities such as long-term leases, and operation and maintenance contracts of governmentally-owned water and wastewater systems. In 1999, Registrant terminated its Golden State Water Company joint venture. Registrant expensed approximately $336,000 against future losses and capital account adjustments in 1998. There was no significant financial impact in 1999 associated with the termination.

        On April 22, 1999, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project
(SWP). SCW's participation in the SWP commits it to a 40-year entitlement with a value of approximately $9.5 million. SCW's investment in SWP is currently included in Other Property and Investments. The remaining balance of the related liability of approximately $7 million is recorded as other long-term debt. SCW intends to recover its investment in SWP through contributions from developers on a per-lot or other basis, and, failing that, sale of its 500 acre-foot entitlement in SWP. SCW believes that its full investment and on-going costs associated with its ownership will be fully recovered.

        SCW has been named as a defendant in eleven lawsuits which allege that SCW delivered contaminated water to its customers. Plaintiffs in these actions seek damages, including general, special, and punitive damages, according to proof of trial, as well as attorney's fees on certain causes of action, costs of suit, and other unspecified relief. Nine of the lawsuits involve customer service areas located in Los Angeles county in the southern portion of California; two of the lawsuits involve a customer service area located in Sacramento county in northern California. On September 1, 1999, the Court of Appeal in San Francisco held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits pertaining to water quality filed against water utilities, including SCW. Seven out of eleven lawsuits against SCW had been ordered for dismissal by the state Court of Appeals. On October 11, 1999, one group of plaintiffs appealed the decision to the California Supreme Court which has accepted the case. Management is unable to predict the outcome of this proceeding but, in any event, does not anticipate a decision prior to 2001.

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

        In response to those lawsuits and similar actions, in March 1998 the CPUC issued an Order Instituting Investigation (OII) directed to all Class A and B water utilities in California, including SCW, into whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by those water utilities. The OII notes the constitutional and statutory jurisdiction of the CPUC and the DOHS to establish and enforce adherence to water quality standards for water delivered by utilities to their customers and, in the case of the CPUC, to establish rates which permit water utilities to furnish water that meets the established water quality standards at prices which are both affordable and that allow the utility to earn a reasonable return on its investment. SCW has made its filing in this proceeding on a series of questions dealing with the current drinking water standards, compliance by water utilities with such standards, appropriate remedies for failure to comply with drinking standards and whether stricter or additional drinking water standards are required. The Water Division of the CPUC has issued its report based on these filings by the utilities. A final decision in the OII is anticipated in 2000. The OII leaves open the possibility of evidentiary hearings and further action by the CPUC. The Administrative Law Judge assigned to the OII has issued a draft decision finding that water utilities, including SCW, have complied with DOHS regulation and requirements. SCW is unable to predict whether the draft decision will be approved in part or in its entirety by the CPUC.

        Management believes that proper insurance coverage and reserves are in place to insure against anticipated property, general liability and workers' compensation claims.

NOTE 9 - CONSTRUCTION PROGRAM

        SCW's 2000 construction budget provides for gross expenditures of approximately $59 million, $3.6 million of which is anticipated to be obtained from developers and others. Neither AWR nor ASUS have material capital commitments; however, ASUS actively seeks opportunities to own, lease or operate municipal water and wastewater systems, which may involve significant capital commitments.

NOTE 10 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The table below presents SCW's provision for doubtful accounts charged to expense and accounts written off, net of recoveries for the last three years.

                                                         December 31,
                                               ---------------------------------
                                               1999          1998          1997
                                               -----         -----         -----
                                                     (dollars in thousands)
Balance at beginning of year                   $ 403         $ 466         $ 387
Provision charged to expense                     852           631           707
Accounts written off, net of recoveries         (768)         (694)         (628)
                                               -----         -----         -----
Balance at end of year                         $ 487         $ 403         $ 466
                                               -----         -----         -----

Neither AWR nor ASUS have established any provision for doubtful accounts.

NOTE 11 - BUSINESS SEGMENTS

        Registrant has two principal business units: a water and electric distribution unit, through its SCW subsidiary, and a non-regulated activity unit through the ASUS subsidiary. All activities currently are geographically located within California, except for one contract providing customer service and billing services to a utility located in Arizona. SCW is a regulated utility which operates both water and electric systems. AWR has no material operations other than its SCW subsidiary. On a stand alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW's operating segments. SCW manages its operations on a regional basis using the five categories below as broad-level measures of profitability. Region I incorporates service areas in northern and central California; Region II contains service areas throughout Los Angeles; Region III encompasses water operations in eastern Los Angles County, Orange County, San Bernardino County and Imperial County. SCW also provides electric service to the City of Big Bear Lake and surrounding areas. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.

                                                                   YEAR ENDED DECEMBER 31, 1999
                                            -----------------------------------------------------------------------
                                                            WATER
                                            ----------------------------------------
                                            REGION I       REGION II      REGION III       ELECTRIC         TOTAL
                                            --------       ---------      ----------       --------        --------
                                                                   (dollars in thousands)
Operating revenues                          $ 27,221        $ 70,770        $ 61,692        $13,348        $173,031
Operating income before income taxes           6,567          15,841          16,022          3,821          42,251
Identifiable assets                          108,675         140,175         177,457         25,725         452,032
Depreciation expense                           2,736           4,041           5,395          1,344          13,516
Capital additions                           $ 12,966        $ 21,926        $ 14,513        $ 2,173        $ 51,578
                                            --------        --------        --------        -------        --------

                                                                  Year Ended December 31, 1998
                                           -----------------------------------------------------------------------
                                                            Water
                                           -----------------------------------------
                                           Region I       Region II       Region III      Electric         Total
                                           --------       ---------       ----------      --------        --------
                                                                    (dollars in thousands)
Operating revenues                          $24,927        $ 57,273        $ 52,584        $13,211        $147,995
Operating income before income taxes          6,799          11,732          13,144          3,847          35,522
Identifiable assets                          97,463         123,044         169,264         24,981         414,752
Depreciation expense                          2,551           3,378           4,701          1,640          12,270
Capital additions                           $13,302        $ 14,452        $ 15,795        $ 1,720        $ 45,239
                                            -------        --------        --------        -------        --------

                                                                  Year Ended December 31, 1997
                                           -----------------------------------------------------------------------
                                                            Water
                                           -----------------------------------------
                                           Region I       Region II       Region III      Electric         Total
                                           --------       ---------       ----------      --------        --------
                                                                    (dollars in thousands)
Operating revenues                          $24,340          61,085          55,551        $12,779        $153,755
Operating income before income taxes          5,897           9,593          13,709          4,089          33,288
Identifiable assets                          87,039         112,556         158,934         25,095         383,624
Depreciation expense                          2,306           3,042           4,603          1,001          10,952
Capital additions                           $10,007          15,431          11,671        $ 2,116        $ 39,225
                                            -------        --------        --------        -------        --------

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management's opinion that comparisons of earnings for the quarter periods do not reflect overall trends and changes in Registrant's operations.

                         Operating Revenues              Operating Income                 Net Income              Earnings per Share
                      ------------------------        ----------------------        ----------------------        ------------------
                        1999            1998           1999           1998           1999           1998          1999         1998
                      --------        --------        -------        -------        -------        -------        -----        -----
                                                            (in thousands, except per share amounts)
First Quarter         $ 36,132        $ 29,955        $ 5,854        $ 4,382        $ 2,977        $ 1,843        $0.33        $0.20
Second Quarter          42,116          35,001          7,251          5,586          4,406          2,767         0.49         0.31
Third Quarter           51,597          47,002         10,266          9,432          6,690          6,374         0.74         0.71
Fourth Quarter          43,576          36,102          5,143          5,661          2,028          3,639         0.23         0.40
                      --------        --------        -------        -------        -------        -------        -----        -----
Year                  $173,421        $148,060        $28,514        $25,061        $16,101        $14,623        $1.79        $1.62
                      --------        --------        -------        -------        -------        -------        -----        -----

NOTE 13 - YEAR 2000 READINESS UPDATE

        Registrant has no Y2K incidents, business disruptions, failures or legal proceedings to report. There were no effects or changes to Registrant's operating trends or revenue patterns as a result of the millennium turnover.

        SCW formally announced its 100% Y2K Ready status when it filed its Compliance Report with the CPUC on November 1, 1999. SCW will be submitting the last CPUC report on this issue by March 1, 2000.

        Registrant's general process for addressing the Y2K issue was (i) to inventory all systems that may have a potential Y2K impact, (ii) to determine the materiality of these non-Y2K ready systems, (iii) to replace and test, correct and test, or prepare for the failure of material items that have been determined to be non-Y2K ready, and (iv) to prepare contingency plans.

        Registrant is significantly dependent on third party suppliers, such as energy and telecommunication companies and wholesale water suppliers. In order to conduct its business, Registrant initiated due diligence with certain of its major service providers to address their Y2K readiness. In the event that such suppliers might be adversely affected by Y2K, Registrant prepared its contingency plan which included, among other things, increased staffing during critical periods, manual back-up for automated systems and the use of portable generators capable of providing power during a black-out. Several "dry runs" were exercised in 1999, which simulated Y2K situations that implemented Registrant's contingency plan. The dry runs proved to be effective exercises that identified areas of strength and weakness, and provided real-life experience from which to make informed decisions about Y2K preparation and contingency plan.

        Not all Y2K problems were necessarily expected to surface in early 2000. Registrant does not have, and may never fully have, sufficient information about the Y2K exposure of these third parties to adequately predict the risks posed by them to Registrant. If the third parties later discover any Y2K problems that are not remedied, resulting problems could include loss of utility services and disruption of water supplies.

        On September 2, 1999, the CPUC issued an order denying regulated water utilities the authority to create memorandum accounts for Y2K expenses. The order, however, provides that, after January 1, 2000, regulated water utilities may file for recovery of capital investment, not otherwise included in current rates, associated with Y2K mitigation efforts. Y2K final expenditures have been estimated at approximately $7.5 million. Registrant has spent $4.8 million at January, 2000, $4.0 million of which is in capital investments. On March 1, 2000, Registrant filed an advice letter with the CPUC for recovery of Y2K related costs. Registrant believes that these capital expenditures as well as the remaining Y2K-related investments will be recovered through rates, but can give no assurance that the CPUC will authorize recovery of all or some of these costs.

NOTE 14 - SUBSEQUENT EVENT

        On March 10, 2000, Registrant entered into an agreement to acquire the common stock of Chaparral City Water Company, a privately operated water company serving approximately 10,000 customers in the town of Fountain Hills, Arizona and portions of Scottsdale, Arizona for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. Chaparral City Water Company was purchased from MCO Properties Inc., a wholly-owned subsidiary of MAXXAM Inc. This marks the first acquisition outside of California for Registrant. The sale of Chaparral City Water Company requires notification to the Arizona Corporation Commission and other conditions customary in transactions of this type. The approval of Registrant's shareholders is not required. It is anticipated that the transaction will close within one year.

REPORT OF MANAGEMENT

        The consolidated financial statements contained in the annual report were prepared by the management of American States Water Company, which is responsible for their integrity and objectivity. The consolidated financial statements were prepared in accordance with generally accepted accounting principles and include, where necessary, amounts based upon management's best estimates and judgments. All other financial information in the annual report is consistent with the consolidated financial statements and is also the responsibility of management.

        Registrant maintains systems of internal control which are designed to help safeguard the assets of Registrant and provide reasonable assurance that accounting and financial records can be relied upon to generate accurate financial statements. These systems include the hiring and training of qualified personnel, appropriate segregation of duties, delegation of authority and an internal audit function which has reporting responsibility to the Audit Committee of the board of directors.

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

        The independent accountants, Arthur Andersen LLP, have performed an audit of the consolidated financial statements in accordance with generally accepted auditing standards. Their audit gave consideration to Registrant's system of internal accounting control as a basis for establishing the nature, timing and scope of their work. The result of their work is expressed in their Report of Independent Public Accountants.


/s/  Floyd E. Wicks                       /s/  McClellan Harris III
-----------------------------------      -----------------------------------
President, Chief Executive Officer       Chief Financial Officer,
                                         Vice President - Finance,
                                         Treasurer and Corporate Secretary

February 10, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of American States Water Company:

        We have audited the accompanying consolidated balance sheets and statements of capitalization of American States Water Company and its subsidiary, Southern California Water Company (California corporations), as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American States Water Company and its subsidiary, Southern California Water Company, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


/s/  Arthur Andersen LLP
-----------------------------------
Arthur Andersen LLP
Los Angeles, California

February 10, 2000, except for
Note 14, as to which the date
is March 10, 2000

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

            2. All required schedules may be found in the Financial Statements and Notes to Financial Statements incorporated herein by reference to Part II, Item 8 hereof or at the conclusion of this Item. Schedules III, IV, and V are omitted as they are not applicable.

        (b) Exhibits -

            3.1 By-Laws of American States Water Company incorporated herein by reference to Registrant's Form 8-K, dated November 2, 1998. Commission File No. 333- 47647.

            3.2 By-laws of Southern California Water Company incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1998. Commission File No. 001-14431.

            3.3 Amended and Restated Articles of Incorporation of American States Water Company incorporated herein by reference to Registrant's Form 8-K, dated November 2, 1998. Commission File No. 333-47647.

            3.3.1 Certificate of Amendment of Amended and Restated Articles of
                  Incorporation, dated August 25, 1998, of American States Water Company incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1998. Commission File
                  No. 001-14431.

            3.3.2 Certificate of Amendment of Amended and Restated Articles of
                  Incorporation of American States Water Company, dated
                  August 25, 1999.(1)

            3.3 Restated Articles of Incorporation of Southern California Water Company incorporated herein by reference to Registrant's Form 8-K, dated January 20, 1999. Commission File
                  No. 000-01121.

            4.1 Amended and Restated Rights Agreement, dated January 25, 1999, by and between American States Water Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1998. Commission File No. 001-14431.

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

            10.6 Schedule of omitted Note Agreements, dated May 15, 1991, between Southern California Water Company and Transamerica Annuity Life Insurance Company, and Southern California Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991. Commission File
                  No. 000-01121.

            10.7 Loan Agreement between California Pollution Control Financing Authority and Southern California Water Company, dated as of December 1, 1996 incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1998. Commission File No. 001-14431.

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

            10.10 Amended and Restated Retirement Plan for Non-Employee
                  Directors of American States Water Company, dated as of October 25, 1999.(1)(2)

            10.11 Dividend Reinvestment and Common Share Purchase Plan
                  incorporated herein by reference to American States Water Company Rule 424 (b) (3) filing dated October 27, 1999. Commission File No. 333-88979.

            10.12 Key Executive Long-Term Incentive Plan incorporated herein by reference to Registrant's 1995 Proxy Statement, Commission File No. 00 0-01121.(2)

            10.13 Energy Management Services Agreement between Southern
                  California Water Company and Illinova Energy Partners, Inc.(1)

            10.14 Amended and Restated Change in Control Agreements, dated as of
                  October 25, 1999, between American States Water Company, Southern California Water Company and certain executives.(1)(2)

            10.15 Amended and Restated Change in Control Agreements, dated as of
                  October 25, 1999, between Southern California Water Company and certain executives.(1)(2)

            10.16 Southern California Water Company Pension Restoration
                  Plan.(1)(2)

            10.17 American States Water Company Annual Incentive Plan.(1)(2)

            13.   1999 Annual Report to Shareholders.(1)

            21. Subsidiaries of Registrant incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1998. Commission File No. 001-14431.

            23.   Consent of Independent Public Accountants.(1)

            27.   Schedule UT.(1)

        (d)  None.

            ---------------------
            (1) Filed concurrently herewith
            (2) Management contract or compensatory arrangement

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To American States Water Company:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 10, 2000. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedule listed in Part IV of this Form 10-K, which is the responsibility of American States Water Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/  Arthur Andersen LLP
-----------------------------------
Arthur Andersen LLP
Los Angeles, California

February 10, 2000

                          AMERICAN STATES WATER COMPANY

             SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
                            CONDENSED BALANCE SHEETS

                                                             December 31,
                                                     ---------------------------
                                                       1999              1998
                                                     ---------         ---------
                                                           (in thousands)
ASSETS

      Cash and equivalents                           $     169         $      96
      Other current assets                               4,003               139
                                                     ---------         ---------
           Total current assets                          4,172               235

      Investments in subsidiaries                      160,370           156,035
      Other deferred debits                                123                50
                                                     =========         =========
          Total assets                               $ 164,665         $ 156,320
                                                     =========         =========

LIABILITIES AND CAPITALIZATION

     Accounts payable                                $   4,116         $     164
     Other current liabilities                            (257)             (143)
                                                     ---------         ---------
           Total current liabilities                     3,859                21

     Common shareholders' equity                       158,846           154,299
     Preferred shares                                    1,960             2,000
                                                     ---------         ---------
         Total capitalization                          160,806           156,299

         Total liabilities and capitalization        $ 164,665         $ 156,320
                                                     =========         =========

                         CONDENSED STATEMENTS OF INCOME

        For the Year Ended December 31, 1999, and the Six Months Ended December 31, 1998

                                                              1999             1998
                                                            --------         --------
                                                               (in thousands except
                                                                 per share amount)
Operating Revenue And Other Income                          $    413         $   (397)
Operating Expenses                                               654              166
                                                            --------         --------
     Loss Before Equity in Earnings of Subsidiaries             (241)            (563)

Equity in Earnings of Subsidiaries                            16,342           15,140
                                                            --------         --------
      Net Income                                              16,101           14,577
      Dividends on Preferred Shares                              (88)             (44)
                                                            --------         --------

Earnings Available For Common Shareholders                  $ 16,013         $ 14,533
                                                            --------         --------

Weighted Average Number of Common Shares Outstanding           8,958            8,958
                                                            --------         --------

Basic Earnings Per Common Share                             $   1.79         $   1.62
                                                            --------         --------

                       CONDENSED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 1999, and the Six Months Ended December 31, 1998

                                                                        1999            1998
                                                                      --------         -------
                                                                           (in thousands)
Cash Flows From Operating Activities                                  $ 11,666         $ 5,793
                                                                      --------         -------

Cash Flows Used in Financing Activities                                (11,593)         (5,697)
                                                                      --------         -------

Increase (Decrease) in Cash and Equivalents                                 73              96
Cash and Equivalents at Beginning of Period                                 96              --
                                                                      --------         -------

Cash and Equivalents at the End of Period                             $    169         $    96
                                                                      --------         -------

Cash dividends received from Southern California Water Company        $ 12,040         $ 5,889

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

                                       AMERICAN STATES WATER COMPANY
                                       and its subsidiary
                                       SOUTHERN CALIFORNIA WATER COMPANY

                                       By: /s/ McCLELLAN HARRIS III        .
                                          --------------------------------
                                          McClellan Harris III
                                       Vice President - Finance, Treasurer,
                                       Chief Financial Officer and Secretary

                                       Date:  March 15, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



/s/    LLOYD E. ROSS               .    Date:  March 15, 2000
-----------------------------------
       Lloyd E. Ross
Chairman of the Board and Director



/s/    FLOYD E. WICKS              .           March 15, 2000
-----------------------------------
       Floyd E. Wicks
   Principal Executive Officer;
   President, CEO and Director



/s/    McCLELLAN HARRIS III        .           March 15, 2000
-----------------------------------
       Clellan Harris III
Principal Financial and Accounting Officer;
CFO, VP - Finance, Treasurer and Secretary



/s/    LINDA J. MATLICK            .           March 15, 2000
-----------------------------------
       Linda J. Matlick
Controller - Southern California Water Company



/s/    JAMES L. ANDERSON           .           March 15, 2000
-----------------------------------
       James L. Anderson, Director

/s/    JEAN E. AUER                .           March 15, 2000
-----------------------------------
       Jean E. Auer, Director



/s/    N. P. DODGE, JR.            .           March 15, 2000
-----------------------------------
       N. P. Dodge, Jr., Director



/s/    ANNE M. HOLLOWAY            .           March 15, 2000
-----------------------------------
       Anne M. Holloway, Director



/s/    ROBERT F. KATHOL            .           March 15, 2000
-----------------------------------
       Robert F. Kathol, Director