Form 10-Q
period 2000-03-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2000-05-08
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of May 5, 2000, the number of Common Shares outstanding, No Par Value with Stated Value of $2.50, of American States Water Company was 8,957,671,
             all of which are listed on the New York Stock Exchange.

    As of May 5, 2000, all of the 100 outstanding Common Shares of Southern
      California Water Company are owned by American States Water Company.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY
                                    FORM 10-Q
                                      INDEX

                                                                                          PAGE NO.
                                                                                          --------
PART I     FINANCIAL INFORMATION

Item 1:    Financial Statements                                                                 1

           Consolidated Balance Sheets of American States Water Company as of
           March 31, 2000 and December 31, 1999                                             2 - 3

           Consolidated Statements of Income of American States Water Company for
           the Three Months Ended March 31, 2000 and March 31, 1999                             4

           Consolidated Statements of Income of American States Water Company for
           the Twelve Months Ended March 31, 2000 and March 31, 1999                            5

           Consolidated Statements of Cash Flow of American States Water Company for
           the Three Months Ended March 31, 2000 and March 31, 1999                             6

           Consolidated Balance Sheets of Southern California Water Company as of
           March 31, 2000 and December 31, 1999                                             7 - 8

           Consolidated Statements of Income of Southern California Water Company for
           the Three Months Ended March 31, 2000 and March 31, 1999                             9

           Consolidated Statements of Income of Southern California Water Company for
           the Twelve Months Ended March 31, 2000 and March 31, 1999                           10

           Consolidated Statements of Cash Flow of Southern California Water Company for
           the Three Months Ended March 31, 2000 and March 31, 1999                            11

           Notes to Financial Statements                                                  12 - 14

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of
           Operation                                                                      15 - 29

Item 3:    Quantitative and Qualitative Disclosures About Market Risks                         29

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings                                                              29 - 31

Item 2:    Changes in Securities                                                               31

Item 3:    Defaults Upon Senior Securities                                                     31

Item 4:    Submission of Matters to a Vote of Security Holders                            31 - 32

Item 5:    Other Information                                                                   32

Item 6:    Exhibits and Reports on Form 8-K                                                    32

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

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                     March 31,     December 31,
                                                       2000            1999
                                                   -----------     ------------
                                                   (Unaudited)

UTILITY PLANT, at cost                                   (in thousands)
  Water ......................................      $ 537,558       $ 532,007
  Electric ...................................         36,349          36,349
                                                    ---------       ---------
                                                      573,907         568,356
  Less - Accumulated depreciation ............       (156,000)       (151,733)
                                                    ---------       ---------
                                                      417,907         416,623
  Construction work in progress ..............         37,736          32,972
                                                    ---------       ---------
                                                      455,643         449,595
                                                    ---------       ---------
OTHER PROPERTY AND INVESTMENTS ...............         11,486          10,583
                                                    ---------       ---------
CURRENT ASSETS
  Cash and cash equivalents ..................          1,994           2,189
  Accounts receivable -
    Customers, less reserves of $575
      in 2000 and $487 in 1999 ...............          7,054          10,135
    Other ....................................          5,051           4,347
  Unbilled revenue ...........................         10,113          11,345
  Materials and supplies, at average cost ....          1,165           1,153
  Supply cost balancing accounts .............          5,840           4,774
  Prepayments and other ......................          4,571           4,851
  Accumulated deferred income taxes - net ....          6,169           5,546
                                                    ---------       ---------
                                                       41,957          44,340
                                                    ---------       ---------
DEFERRED CHARGES
  Regulatory tax-related assets ..............         19,550          19,941
  Other deferred charges .....................          9,228           8,722
                                                    ---------       ---------
                                                       28,778          28,663
                                                    ---------       ---------
                                                    $ 537,864       $ 533,181
                                                    =========       =========

The accompanying notes are an integral part of these financial

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES



                                                   March 31,     December 31,
                                                     2000           1999
                                                  -----------    ------------
                                                  (Unaudited)

                                                       (in thousands)
CAPITALIZATION
  Common shareholders' equity ................      $158,852      $158,846
  Preferred shares ...........................         1,600         1,600
  Preferred shares subject to mandatory
    redemption requirements ..................           360           360
  Long-term debt .............................       167,332       167,363
                                                    --------      --------
                                                     328,144       328,169
                                                    --------      --------
CURRENT LIABILITIES
  Notes payable to banks .....................        25,000        21,000
  Long-term debt and preferred shares
    due within one year ......................           340           340
  Accounts payable ...........................         9,594        13,777
  Taxes payable ..............................         7,611         5,432
  Accrued interest ...........................         3,388         1,584
  Other accrued liabilities ..................        11,857        12,832
                                                    --------      --------
                                                      57,790        54,965
                                                    --------      --------
OTHER CREDITS
  Advances for construction ..................        58,801        57,485
  Contributions in aid of construction .......        39,145        38,895
  Accumulated deferred income taxes - net ....        48,694        48,302
  Unamortized investment tax credits .........         3,042         3,064
  Regulatory tax-related liability ...........         1,850         1,861
  Other ......................................           398           440
                                                    --------      --------
                                                     151,930       150,047
                                                    --------      --------
                                                    $537,864      $533,181
                                                    ========      ========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                              MARCH 31,
                                                        ---------------------
                                                         2000          1999
                                                        -------       -------
                                                        (in thousands, except
                                                          per share amounts)
OPERATING REVENUES
    Water ........................................      $34,587       $32,213
    Electric .....................................        4,011         3,873
    Other ........................................          151            46
                                                        -------       -------
                                                         38,749        36,132
                                                        -------       -------
OPERATING EXPENSES
    Water purchased ..............................        7,555         6,948
    Power purchased for pumping ..................        1,461         1,442
    Power purchased for resale ...................        1,975         1,191
    Groundwater production assessment ............        2,253         1,710
    Supply cost balancing accounts ...............       (1,067)         (474)
    Other operating expenses .....................        3,887         3,538
    Administrative and general expenses ..........        5,913         6,384
    Depreciation .................................        3,802         3,510
    Maintenance ..................................        2,557         2,138
    Taxes on income ..............................        2,412         2,267
    Other taxes ..................................        1,799         1,624
                                                        -------       -------
                                                         32,547        30,278
                                                        -------       -------
    Operating income .............................        6,202         5,854
OTHER INCOME/(LOSS) ..............................           13            99
                                                        -------       -------
    Income before interest charges ...............        6,215         5,953
INTEREST CHARGES .................................        3,320         2,976
                                                        -------       -------
NET INCOME .......................................        2,895         2,977
DIVIDENDS ON PREFERRED SHARES ....................          (22)          (22)
                                                        -------       -------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......      $ 2,873       $ 2,955
                                                        =======       =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....        8,958         8,958
                                                        =======       =======
Basic Earnings Per Common Share ..................      $  0.32       $  0.33
                                                        =======       =======
Dividends Declared Per Common Share ..............      $  0.32       $  0.32
                                                        =======       =======

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                           TWELVE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                          (in thousands, except
                                                            per share amounts)
OPERATING REVENUES
    Water .........................................      $162,068       $140,840
    Electric ......................................        13,475         13,284
    Other .........................................           495            112
                                                         --------       --------
                                                          176,038        154,236
                                                         --------       --------
OPERATING EXPENSES
    Water purchased ...............................        36,751         32,512
    Power purchased for pumping ...................         7,413          7,145
    Power purchased for resale ....................         7,903          4,817
    Groundwater production assessment .............         7,713          7,797
    Supply cost balancing accounts ................        (1,065)          (129)
    Other operating expenses ......................        15,942         14,739
    Administrative and general expenses ...........        28,128         23,006
    Depreciation ..................................        13,942         13,073
    Maintenance ...................................        10,218          7,613
    Taxes on income ...............................        13,490         10,928
    Other taxes ...................................         6,741          6,203
                                                         --------       --------
                                                          147,176        127,704
                                                         --------       --------
    Operating income ..............................        28,862         26,532
OTHER INCOME/(LOSS) ...............................           446            725
                                                         --------       --------
    Income before interest charges ................        29,308         27,257
INTEREST CHARGES ..................................        13,288         11,501
                                                         --------       --------
NET INCOME ........................................        16,020         15,756
DIVIDENDS ON PREFERRED SHARES .....................           (87)           (89)
                                                         --------       --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ........      $ 15,933       $ 15,667
                                                         ========       ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .....         8,958          8,958
                                                         ========       ========
Basic Earnings Per Common Share ...................      $   1.78       $   1.75
                                                         ========       ========
Dividends Declared Per Common Share ...............      $  1.280       $  1.265
                                                         ========       ========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ----------------------
                                                                   2000           1999
                                                                  -------       --------
                                                                      (in thousands)
CASH FLOWS FROM
    Operating Activities:
     Net income ............................................      $ 2,895       $  2,977
    Adjustments for non-cash items:
    Depreciation and amortization ..........................        3,948          3,640
      Deferred income taxes and
        investment tax credits .............................          127            802
      Other - net ..........................................       (2,744)          (751)
    Changes in assets and liabilities:
      Accounts receivable ..................................        3,468            736
      Prepayments ..........................................          280             48
      Supply cost balancing accounts .......................       (1,067)          (474)
      Accounts payable .....................................       (4,183)          (595)
      Taxes payable ........................................        2,179            567
      Unbilled revenue .....................................        1,232            242
      Other ................................................         (274)         2,404
                                                                  -------       --------
        Net Cash Provided ..................................        5,861          9,596
                                                                  -------       --------
Investing Activities:
   Construction expenditures ...............................       (9,850)        (8,887)
                                                                  -------       --------
         Net Cash Used .....................................       (9,850)        (8,887)
                                                                  -------       --------
  Financing Activities:
    Issuance of securities .................................           --         40,000
    Receipt of advances and contributions ..................        3,173          2,128
    Repayments of long-term debt, net of
      redemption of preferred shares .......................          (32)          (340)
    Refunds on  advances ...................................         (459)          (409)
    Changes in notes payable to banks ......................        4,000        (38,000)
    Common and preferred dividends paid ....................       (2,888)        (2,888)
                                                                  -------       --------
         Net Cash Provided .................................        3,794            491
                                                                  -------       --------
  Net Increase (Decrease) in Cash and Cash Equivalents .....         (195)         1,200
  Cash and Cash Equivalents, Beginning of period ...........        2,189            620
                                                                  -------       --------
  Cash and Cash Equivalents, End of period .................      $ 1,994       $  1,820
                                                                  =======       ========

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                     MARCH 31      DECEMBER 31,
                                                       2000           1999
                                                   -----------     ------------
                                                   (UNAUDITED)

UTILITY PLANT, at cost                                   (in thousands)
  Water ......................................      $ 537,558       $ 532,007
  Electric ...................................         36,349          36,349
                                                    ---------       ---------
                                                      573,907         568,356
  Less - Accumulated depreciation ............       (156,000)       (151,733)
                                                    ---------       ---------
                                                      417,907         416,623
  Construction work in progress ..............         37,736          32,972
                                                    ---------       ---------
                                                      455,643         449,595
                                                    ---------       ---------
OTHER PROPERTY AND INVESTMENTS ...............         10,140          10,233
                                                    ---------       ---------
CURRENT ASSETS
  Cash and cash equivalents ..................          1,614           2,020
  Accounts receivable -
    Customers, less reserves of $575
      in 2000 and $487 in 1999 ...............          7,139          10,135
    Other ....................................          6,029           4,275
  Unbilled revenue ...........................         10,113          11,345
  Materials and supplies, at average cost ....          1,165           1,153
  Supply cost balancing accounts .............          5,840           4,774
  Prepayments and other ......................          4,571           4,851
  Accumulated deferred income taxes - net ....          6,198           5,573
                                                    ---------       ---------
                                                       42,669          44,126
                                                    ---------       ---------
DEFERRED CHARGES
  Regulatory tax-related assets ..............         19,550          19,941
  Other deferred charges .....................          8,931           8,599
                                                    ---------       ---------
                                                       28,481          28,540
                                                    ---------       ---------
                                                    $ 536,933       $ 532,494
                                                    =========       =========

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                   MARCH 31,     DECEMBER 31,
                                                     2000           1999
                                                  -----------    ------------
                                                  (Unaudited)
                                                       (in thousands)
CAPITALIZATION
  Common shareholders' equity ................      $159,757      $160,023
  Long-term debt .............................       167,331       167,363
                                                    --------      --------
                                                     327,088       327,386
                                                    --------      --------
CURRENT LIABILITIES
  Notes payable to banks .....................        25,000        21,000
  Long-term debt and preferred shares
    due within one year ......................           340           340
  Accounts payable ...........................         9,594        13,619
  Taxes payable ..............................         7,898         5,700
  Accrued interest ...........................         3,388         1,584
  Other accrued liabilities ..................        11,714        12,818
                                                    --------      --------
                                                      57,934        55,061
                                                    --------      --------
OTHER CREDITS
  Advances for construction ..................        58,801        57,485
  Contributions in aid of construction .......        39,145        38,895
  Accumulated deferred income taxes - net ....        48,675        48,302
  Unamortized investment tax credits .........         3,042         3,064
  Regulatory tax-related liability ...........         1,850         1,861
  Other ......................................           398           440
                                                    --------      --------
                                                     151,911       150,047
                                                    --------      --------
                                                    $536,933      $532,494
                                                    ========      ========

 The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                          2000          1999
                                                        --------       --------
                                                        ($ in thousands, except
                                                           per share amounts)
OPERATING REVENUES
    Water .........................................      $34,587       $32,213
    Electric ......................................        4,011         3,873
                                                         -------       -------
                                                          38,598        36,086
                                                         -------       -------
OPERATING EXPENSES
    Water purchased ...............................        7,555         6,948
    Power purchased for pumping ...................        1,461         1,442
    Power purchased for resale ....................        1,975         1,191
    Groundwater production assessment .............        2,253         1,710
    Supply cost balancing accounts ................       (1,067)         (474)
    Other operating expenses ......................        3,830         3,528
    Administrative and general expenses ...........        5,781         6,322
    Depreciation ..................................        3,802         3,376
    Maintenance ...................................        2,553         2,137
    Taxes on income ...............................        2,430         2,316
    Other taxes ...................................        1,798         1,623
                                                         -------       -------
                                                          32,371        30,119
                                                         -------       -------
    Operating income ..............................        6,227         5,967
OTHER INCOME/(LOSS) ...............................           13            99
                                                         -------       -------
    Income before interest charges ................        6,240         6,066
INTEREST CHARGES ..................................        3,320         2,976
                                                         -------       -------
NET INCOME ........................................        2,920         3,090
DIVIDENDS ON PREFERRED SHARES .....................           --            --
                                                         -------       -------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ........      $ 2,920       $ 3,090
                                                         =======       =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .....          100           100
                                                         =======       =======
Basic Earnings Per Common Share ...................      $29,200       $30,900
                                                         =======       =======
Dividends Declared Per Common Share ...............      $32,000       $30,900
                                                         =======       =======

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                           TWELVE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                         ($ in thousands, except
                                                           per share amounts)
OPERATING REVENUES
    Water .........................................      $162,068       $140,840
    Electric ......................................        13,475         13,284
                                                         --------       --------
                                                          175,543        154,124
                                                         --------       --------
OPERATING EXPENSES
    Water purchased ...............................        36,751         32,512
    Power purchased for pumping ...................         7,413          7,145
    Power purchased for resale ....................         7,903          4,817
    Groundwater production assessment .............         7,713          7,797
    Supply cost balancing accounts ................        (1,065)          (129)
    Other operating expenses ......................        15,777         14,702
    Administrative and general expenses ...........        27,536         22,842
    Depreciation ..................................        13,942         12,672
    Maintenance ...................................        10,210          7,612
    Taxes on income ...............................        13,588         11,207
    Other taxes ...................................         6,737          6,201
                                                         --------       --------
                                                          146,505        127,378
                                                         --------       --------
    Operating income ..............................        29,038         26,746
OTHER INCOME ......................................           423          1,186
                                                         --------       --------
    Income before interest charges ................        29,461         27,932
INTEREST CHARGES ..................................        13,290         11,500
                                                         --------       --------
NET INCOME ........................................        16,171         16,432
DIVIDENDS ON PREFERRED SHARES .....................            --            (23)
                                                         --------       --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ........      $ 16,171       $ 16,409
                                                         ========       ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .....           100            100
                                                         ========       ========
Basic Earnings Per Common Share ...................      $161,710       $164,090
                                                         ========       ========
Dividends Declared Per Common Share ...............      $121,500       $118,004
                                                         ========       ========

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                     THREE MONTH ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                   2000          1999
                                                                  -------       --------
                                                                      (in thousands)
CASH FLOWS FROM
    Operating Activities:
     Net income ............................................      $ 2,920       $  3,090
    Adjustments for non-cash items:
    Depreciation and amortization ..........................        3,948          3,506
      Deferred income taxes and
        investment tax credits .............................          106            799
      Other - net ..........................................       (1,574)          (867)
    Changes in assets and liabilities:
      Accounts receivable ..................................        2,996            633
      Prepayments ..........................................          280             48
      Supply cost balancing accounts .......................       (1,067)          (474)
      Accounts payable .....................................       (4,021)          (549)
      Taxes payable ........................................        2,198            620
      Unbilled revenue .....................................        1,232            242
      Other ................................................       (1,070)         2,550
                                                                  -------       --------
        Net Cash Provided ..................................        5,948          9,598
                                                                  -------       --------
Investing Activities:
   Construction expenditures ...............................       (9,850)        (8,887)
                                                                  -------       --------
         Net Cash Used .....................................       (9,850)        (8,887)
                                                                  -------       --------
  Financing Activities:
    Issuance of securities .................................           --         40,000
    Receipt of advances and contributions ..................        3,173          2,128
    Repayments of long-term debt, net of
      redemption of preferred shares .......................          (18)          (340)
    Refunds on advances ....................................         (459)          (409)
    Changes in notes payable to banks ......................        4,000        (38,000)
    Common and preferred dividends paid ....................       (3,200)        (3,090)
                                                                  -------       --------
         Net Cash Provided (Used) ..........................        3,496            289
                                                                  -------       --------
  Net Increase (Decrease) in Cash and Cash Equivalents .....         (406)         1,000
  Cash and Cash Equivalents, Beginning of period ...........        2,020            524
                                                                  -------       --------
  Cash and Cash Equivalents, End of period .................      $ 1,614       $  1,524
                                                                  =======       ========

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

2. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 24 through 31 of the 1999 Annual Report to Shareholders of AWR under the caption "Notes to Financial Statements."

3. Basic earnings per common share are calculated pursuant to SFAS No. 128 Earnings per Share - and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Registrant has no dilutive securities outstanding and, accordingly, diluted earnings per share is not shown.

4. On April 22, 1999, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project (SWP). SCW's participation in the SWP commits it to a 40-year entitlement with a value of approximately $9.5 million. SCW's investment in SWP is currently included in Other Property and Investments. The remaining balance of the related liability of approximately $7 million is recorded as other long-term debt. SCW intends to recover its investment in SWP through contributions from developers on a per-lot or other basis, and, failing that, sale of its 500 acre-foot entitlement in SWP. SCW believes that its full investment and on-going costs associated with its ownership will be fully recovered. See the section entitled "Rates and Regulation" for more information.

5. In March 2000, SCW has filed applications to increase rates for ratemaking districts in SCW's Region I as well as to combine those tariff schedules into regional rates. Applications for new rates for four water ratemaking districts in SCW's Region III and to combine tariff schedules into regional rates for the customer service areas that make up SCW's Region III were filed in March 1999 and are pending a final decision from the CPUC. See the section entitled "Rates and Regulation" for more information.

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

7. AWR has two principal business units: a water and electric distribution unit, through its SCW subsidiary, and a non-regulated activity unit through the American States Utility Services (ASUS) subsidiary. All activities currently are geographically located within California, except for one contract providing customer service and billing services to a utility located in Arizona. SCW is a regulated utility, which operates both water and electric systems. AWR has no material operations other than its SCW subsidiary. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW's operating segments. SCW manages its operations on a regional basis using the five categories below as broad-level measures of profitability. Region I incorporates service areas in northern and central California; Region II contains service areas throughout Los Angeles; Region III encompasses water operations in eastern Los Angles County, Orange County, San Bernardino County and Imperial County. SCW also provides electric service to the City of Big Bear Lake and surrounding areas. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.

(dollars in thousands)                       For The Three Months Ended March 31, 2000
------------------------------------ ---------------------------------- ----------- -----------
                                                   Water
                                     ----------------------------------               Total
                                      Region I   Region II  Region III    Electric     SCW
                                     ---------- ----------- ----------- ----------- -----------
Operating revenues                      $5,472     $16,937     $12,178      $4,011     $38,598
Operating income before income taxes       977       3,509       2,755       1,417      $8,658
Identifiable assets                    109,291     141,535     178,914      25,903    $455,643
Depreciation expense                       732       1,200       1,520         350      $3,802
Capital additions                       $3,952      $2,787      $3,149        $577     $10,465
                                     ---------- ----------- ----------- ----------- -----------

(dollars in thousands)                       For The Three Months Ended March 31,1999
------------------------------------ ----------------------------------------------------------
                                                   Water
                                     ----------------------------------               Total
                                      Region I   Region II  Region III    Electric     SCW
                                     ---------- ----------- ----------- ----------- -----------
Operating revenues                      $5,322     $14,873     $12,018      $3,873     $36,086
Operating income before income taxes       818       2,914       2,918       1,633      $8,283
Identifiable assets                    100,478     126,049     170,099      25,105    $421,731
Depreciation expense                       683       1,009       1,348         336      $3,376
Capital additions                       $3,721      $4,307      $2,392        $471     $10,891
                                     ---------- ----------- ----------- ----------- -----------

(dollars in thousands)                      For The Twelve Months Ended March 31, 2000
------------------------------------ ----------------------------------------------------------
                                                   Water
                                     ----------------------------------               Total
                                      Region I   Region II  Region III    Electric     SCW
                                     ---------- ----------- ----------- ----------- -----------
Operating revenues                     $27,372     $72,838     $61,858     $13,475    $175,543
Operating income before income taxes     6,727      16,436      15,859       3,604     $42,626
Identifiable assets                    109,291     141,535     178,914      25,903    $455,643
Depreciation expense                     2,778       4,239       5,569       1,356     $13,942
Capital additions                      $13,663     $20,869     $13,545      $2,278     $50,355
                                     ---------- ----------- ----------- ----------- -----------

(dollars in thousands)                      For The Twelve Months Ended March 31, 1999
------------------------------------ ----------------------------------------------------------
                                                   Water
                                     ----------------------------------               Total
                                      Region I   Region II  Region III    Electric     SCW
                                     ---------- ----------- ----------- ----------- -----------
Operating revenues                     $25,613     $60,035     $55,196     $13,284    $154,128
Operating income before income taxes     6,861      12,142      14,783       4,167     $37,953
Identifiable assets                    100,478     126,049     170,099      25,105    $421,731
Depreciation expense                     2,601       3,538       4,818       1,715     $12,672
Capital additions                      $13,936     $16,312     $14,273      $1,846     $46,367
                                     ---------- ----------- ----------- ----------- -----------

8. On March 10, 2000, Registrant entered into an agreement to acquire the common stock of Chaparral City Water Company, a privately operated water company serving approximately 10,000 customers in the town of Fountain Hills, Arizona and portions of Scottsdale, Arizona for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt, Chaparral City Water Company was purchased from MCO Properties Inc., a wholly-owned subsidiary of MAXXAM Inc. this marks the first acquisition outside of California for Registrant. The sale of Chaparral City Water Company requires notification to the Arizona Corporation Commission and other conditions customary in transactions of this type. The approval of Registrant's shareholders is not required. It is anticipated that the transaction will close within one year.

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

        SCW is organized into three regions and one electric customer service area operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas (CSAs). Region I incorporates 7 CSAs in northern and central California; Region II has 4 CSAs located in Los Angeles; Region III incorporates 10 water CSAs. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold by SCW to customers in its Bear Valley Electric CSA was purchased under an energy brokerage contract with Sempra Energy Corporation from March 26, 1996 to May 1, 1999, then with Illinova Energy Partners (Illinova) from May 1, 1999 to April 30, 2000, and with Dynegy Energy Services (Dynegy) since May 1, 2000 as a result of the merger of Dynegy and Illinova.

        SCW served 244,214 water customers and 21,183 electric customers at March 31, 2000, or a total of 265,397 customers, compared with 263,780 total customers at March 31, 1999.

        SCW's utility operations exhibit seasonal trends. Although SCW's water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 96.3% and 90.9% of total water revenues for the three and twelve months ended March 31, 2000, respectively as compared to 94.0% and 90.8% for the three and twelve months ended March 31, 1999, respectively.

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

ACQUISITION OF CHAPARRAL CITY WATER COMPANY

        On March 10, 2000, Registrant entered into an agreement to acquire the common stock of Chaparral City Water Company, a privately operated water company serving approximately 10,000 customers in the town of Fountain Hills, Arizona and portions of Scottsdale, Arizona for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. Chaparral City Water Company was purchased from MCO Properties Inc., a wholly-owned subsidiary of MAXXAM Inc. This marks the first acquisition outside of California for Registrant. The sale of Chaparral City Water Company requires notification to the Arizona Corporation Commission and other conditions customary in transactions of this type. The approval of Registrant's shareholders is not required. It is anticipated that the transaction will close within one year. See Notes to Financial Statements for more information.

RESULTS OF OPERATION

        Basic earnings per common share for the three months ended March 31, 2000 decreased by 3.0% to $0.32 per share as compared to $0.33 per share for the comparable period last year for various reasons as discussed below. Basic earnings for the twelve months ended March 31, 2000 increased by 1.7% to $1.78 per share as compared to $1.75 per share for the twelve months ended March 31, 1999 primarily reflecting higher revenues as is more fully discussed below.

        As compared to last year, water operating revenues increased by 7.4% and 15.1% for the three and twelve months ended March 31, 2000, respectively, due to the increase in water volumes sold and increases in rates authorized by the CPUC. Water sales volumes for the three and twelve months ended March 31, 2000 were 4.2% and 6.8% higher than the same periods of last year, respectively. Additional increases in revenues for the three months ended March 2000 reflected the general rate case (GRC) step increase for Registrant's Metropolitan customer service area effective January 1, 2000. New rates in four customer service areas and implementation of regional rates in the customer service areas that comprise SCW's Region III are pending a final decision from the CPUC, which is expected during the second quarter of 2000. The delay resulted in a loss of approximately $900,000 in revenues during the three months ended March 31, 2000. See the section entitled "Rates and Regulation" for more information.

        Kilowatt-hour sales of electricity decreased by 2.9% and 0.4%, respectively, for the three and twelve months ended March 31, 2000 as compared to the same periods ended March 31, 1999 due principally to more winter snows experienced in Registrant's service area during the first quarter of this year, which decreased the use of snow making machines during off-peak hours. Despite the decrease in sales, electric operating revenues for the three months and twelve months ended March 31, 2000 increased by 3.6% and 1.4%, respectively, due to a shift in the composition of sales towards commercial and residential usage which have relatively higher rates than industrial power users.

        Purchased water costs increased by 8.8% for the three months ended March 31, 2000 as compared to the same period ending in 1999 due to a 7.2% increase in volumes purchased resulting from higher sales, and reduced reimbursements from potentially responsible parties related to contamination in SCW's Culver City CSA of approximately $66,000 received during the three months ended March 31, 2000, compared with reimbursements of $286,000 received during the first quarter of 1999. As compared to the twelve months ended March 31, 1999, purchased water costs increased by 13.0% reflecting a 9.7% increase in volumes purchased. The twelve-month comparison is also affected by a decline in the receipt of reimbursements related to contamination as previously discussed. Registrant received approximately $1,145,000 during the twelve months ended March 31, 1999 as compared to reimbursements of $352,000 received during the period ended March 31, 2000. See the section entitled "Environmental Matters - Matters Related to Culver City System."

        Cost of power purchased for pumping increased by 1.3% and 3.8% for the three and twelve months ended March 31, 2000, respectively, due to an increase in pumped groundwater in SCW's water supply mix.

        As compared to the three and twelve months ended March 31, 1999, the cost of power purchased for resale increased by 65.8% and 64.1%, respectively, for the three and twelve months ended March 31, 2000 due primarily to additional demand charges from Registrant's energy supplier in 1999. An additional accrual for these demand charges was recorded in April 1999.

        Groundwater production assessments are 31.8% higher for the three months ended March 31, 2000 due primarily to an accrual to reflect excess pumping penalty assessments particularly associated with increased pumping in SCW's San Dimas and San Gabriel customer service areas. Although SCW anticipates incurring additional groundwater production assessments during the second quarter of 2000, these charges are offset through the balancing account and will be recovered in future offset rate increases. See the section entitled "Regulatory Matters" for more information.

        A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. Registrant currently has a net under-collection position. A net under-collection of balancing accounts for the three months ended March 31, 2000 reflects previously discussed increase in energy demand charges and excess pumping penalty accruals. As compared to the twelve months ended March 31, 1999, the effect of increased energy demand charges for the twelve months ended March 2000 was partially offset by new rates effective January 1999 authorized to implement new supply costs and to increase collection of previously under-collected costs.

        Other operating expenses increased by 9.9% and 8.2% for the three and twelve months ended March 31, 2000, respectively, as compared to the same periods of last year. The increases were due to increased costs for water treatment, higher amounts accrued for uncollectible accounts as a result of increased revenues, and an increase in the amount of labor hours being charged to this category.

        Administrative and general expenses decreased by 7.3% for the three months ended March 31, 2000 as compared to the same period ended March 31, 1999 due to reduced accruals for litigation in 2000. As compared to the twelve months ended March 31, 1999, administrative and general expenses increased by 22.3% due to increased employee benefit costs, and additional amounts reserved for certain legal proceedings. See the section entitled "Legal Proceedings" for more information.

        Depreciation expense increased by 8.3% and 6.6%, respectively, for the three and twelve months ended March 31, 2000 reflecting, among other things, the effects of recording approximately $52 million in net plant additions during 1999, depreciation on which began in January 2000. In addition, amortization of start-up and organizational costs associated with the formation of AWR was reflected in the twelve months ended March 31, 1999. There were no similar amortization costs for the twelve months ended March 31, 2000.

        As compared to the three and twelve months ended March 31, 1999, maintenance expense increased by 19.6% and 34.2%, respectively, due principally to increased maintenance on Registrant's water supply sources, and costs incurred on main replacements. The wet weather conditions during 1998 also hampered planned maintenance activities, thereby reducing maintenance expense for the twelve months ended March 31, 1999.

        Taxes on income increased by 6.4% and 23.4% for the three and twelve months ended March 31, 2000, respectively, as compared to the three and twelve months ended March 31, 1999 due to a higher effective tax rate resulting from the turn-around of depreciation-related temporary differences, the benefits of which were previously flowed-through for rate-making purposes. As compared to the twelve months ended March 1999, the increase was also due to a 12.0% increase in pre-tax operating income.

        Other taxes increased by 10.8% and 8.7%, respectively, for the three and twelve months ended March 31, 2000, respectively, as compared to the same periods last year reflecting increased franchise fee payments resulting from higher revenues, increased property taxes due to higher property valuation assessments, and increased payroll taxes due to higher labor costs and newly established annual incentive plan, distributed during the first quarter of 2000.

        As compared to the same periods ended March 31, 1999, other income for the three months ended March 31, 2000 decreased by 86.9%. The decrease was due to the effect of recording the State Water Project entitlement with a value of approximately $9.5 million, amortization on which began January 2000. As compared to the twelve months ended March 31, 1999, other income decreased by 38.43% in the comparable period ended March 31, 2000 due principally to the flow-through of tax benefits related to refinancing of long-term debt, partially offset by costs incurred in December 1998 associated with termination of the non-regulated joint venture agreement. There were no similar tax benefits and/or such costs in the twelve months ended March 2000. See the section entitled "Rates and Regulation" for more information.

        Interest expense increased by 11.6% and 15.6%, respectively, for the three and twelve months ended March 31, 2000 as compared to the three and twelve months ended March 31, 1999, primarily due to additional short-term borrowing to finance construction expenditures.

LIQUIDITY AND CAPITAL RESOURCES

        AWR funds its operating expenses, dividends on its outstanding Common and Preferred Shares, and makes its mandatory sinking fund payments, principally through dividends from SCW. AWR has filed a Registration Statement with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. The proceeds will be used primarily for investment in its subsidiaries. No securities had been issued under this Registration Statement as of March 31, 2000.

        SCW funds the majority of its operating expenses, interest payments on its debt and dividends on its outstanding Common Shares through internal sources. SCW continues to rely on external sources, including short-term bank borrowing, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

        Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $47 million as of March 31, 2000, of which a total of $25 million was outstanding. SCW routinely employs short-term bank borrowing as an interim financing source prior to funding capital expenditures on a long-term basis.

        In 1998, SCW filed a Registration Statement with the SEC for issuance, from time to time, of up to $60 million in long-term debt. As of March 31, 2000, $20 million remained for issuance as needed.

        SCW's construction program is designed to ensure its customers high quality service. SCW maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW's Board of Directors has approved anticipated net capital expenditures of approximately $55.4 million for 2000. Of the amount authorized, $8.8 million has incurred as of March 31, 2000. Neither AWR nor ASUS have material capital commitments; however, ASUS actively seeks opportunities to own, lease or operate municipal water and wastewater systems, which may involve significant capital commitments.

WATER SUPPLY

        For the three months ended March 31, 2000, SCW supplied a total of 16,541,000 ccf of water as compared to 16,118,000 ccf for the three months ended March 31, 1999. Of the total 16,541,000 ccf of water supplied during the first quarter of 2000, approximately 60.6% came from pumped sources and 39.4% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. For the three months ended March 31, 1999, 62.2%, 37.8% was supplied from pumped sources and purchased from MWD, respectively.

        During the twelve months ended March 31, 2000, SCW supplied 85,750,000 ccf of water as compared to 80,609,000 ccf supplied during the twelve months ended March 31, 1999. During the twelve months ended March 31, 2000, pumped sources provided 57.9% of total supply, 40.5% was purchased from MWD and its member agencies. The remaining 1.6% of total supply came from the United States Bureau of Reclamation (the "Bureau) under a no-cost contract. For the twelve months ended March 31, 1999, 60.6%, 39.3% and 0.1%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

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

        Registrant's water supply and revenues are significantly affected, both in the short-run and the long-run, by changes in meteorological conditions. For the three months ended March 31, 2000, SCW's customer service areas experienced more rainfall and slightly cooler temperatures as compared to the same period ended March 31, 1999. The 2000 water year supply outlook remains adequate. This positive outlook is due to wetter-than-anticipated spring, the fact that reservoirs remain at significantly high levels, and groundwater levels are usually not diminished by a single year of below normal precipitation as was experienced during 1999. Although overall groundwater conditions remain at adequate levels, certain of SCW's groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, have caused increased reliance on purchased water in its supply mix.

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

        Proposed Enhanced Surface Water Treatment Rule

        On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule (ESWTR), which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPA's Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA has adopted an Interim ESWTR applicable only to systems serving greater than 10,000 persons. EPA will publish the proposed the Long Term 1 Enhanced Surface Water Treatment Rule and Filter Backwash Rule (LT1FBR) in the Federal Register in Spring, 2000. This proposed rule will apply to each of SCW's five surface water treatment plants and basically extends the requirements of the ESWTR to systems serving less than 10,000 persons and will require some systems to institute changes to the return of recycle filter backwash flows within the treatment process to reduce the effects of recycle on compromising microbial control. Registrant is presently unable to predict the ultimate impact of the LT1FBR, but it is anticipated that all five plants will achieve compliance within the three year to five-year time frames identified by EPA.

        Regulation of Disinfection/Disinfection By-Products

        Registrant is also subject to the new regulations concerning disinfection/disinfection by-products (DBP's), Stage I of which regulations were effective in November, 1998 with full compliance required by 2001. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. Two of SCW's systems are immediately impacted by this rule. SCW implemented modifications to the treatment process in its Bay Point and Cordova systems. It is anticipated that both systems will be in full compliance by 2001. A third SCW plant will require treatment modifications in order tom comply with this rule. The Registrant is preparing to conduct studies in Calipatria to determine the best treatment methods to comply with this rule.

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

        Regulation of Radon and Arsenic

        Registrant expects to be subject to new regulations regarding radon and arsenic. It is anticipated that the EPA will propose a reduction in the federal standard on arsenic from 50 parts per billion (ppb) to

5 ppb. This proposed arsenic rule is expected to be released in spring of 2000, with a 60-day comment period. It is anticipated that EPA will propose 5 ppb as the lead regulatory option, but will take comments on 3 ppb and 10 ppb options as well. Compliance with an MCL of 5 ppb will require Registrant to implement costly well-head treatment remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance, for blending with well sources.

        The EPA has proposed new radon regulations following a National Academy of Sciences risk assessment and study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences study is in agreement with much of EPA's original findings but has slightly reduced the ingestion risk initially assumed by EPA. EPA established an MCL of 300 Pico Curies per liter based on the findings and has also established an alternative MCL of 4000 Pico Curies per liter, based upon potential mitigation measures for overall radon reduction. The final rule will be effective in August 2000. The Registrant is currently conducting studies to determine the best treatment for affected wells.

        Voluntary Efforts to Exceed Minimum Surface Water Treatment Requirements

        SCW is a voluntary member of the EPA's "Partnership for Safe Water", a national program designed to further protect the public from diseases caused by cryptosporidium and other microscopic organisms. As a volunteer in the program, SCW commits to exceed minimum operating requirements governing surface water treatment, optimize surface water treatment plant operations and ensure that its surface water treatment facilities are performing as efficiently as possible.

        Fluoridation of Water Supplies

        Registrant is subject to State of California Assembly Bill 733, which requires fluoridation of water supplies for public water systems serving more than 10,000 service connections. Although the bill requires affected systems to install treatment facilities only when public funds have been made available to cover capital and operating costs, the bill requires the CPUC to authorize cost recovery through rates should public funds for operation of the facilities, once installed, become unavailable in future years.

        Matters Relating to Arden-Cordova System

        In January 1997, SCW was notified that ammonium perchlorate in amounts above the state-determined action level had been detected in three of its 27 wells serving its Arden-Cordova system. Aerojet-General Corp. has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. SCW took the three wells detected with ammonium perchlorate out of service at that time. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, DOHS has established an action level of 18 parts per billion (ppb) which required SCW to notify customers in its Arden-Cordova customer service area of detection of ammonium perchlorate in amounts in excess of this action level. In April 1997, SCW found ammonium perchlorate in three additional wells and, at that time, removed those wells from service until it was determined that the levels were below the state-determined action level. Those wells were returned to service. SCW periodically monitors these wells to determine that levels of perchlorate are below the action level currently in effect.

        In February 1998, SCW was informed that nitrosodimethylamine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Arden-Cordova system. Each of the wells has been removed from service. Another well was also been removed from service in end of September 1999 due to the contamination. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-

General Corp. Aerojet-General Corp. has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source(s) of water supply in SCW's Arden-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of two new wells. As of March 31, 2000, Aerojet-General Corp. has previously reimbursed Registrant $4.5 million. The remainder of the costs is subject to further reimbursement, including interest. The reimbursement from Aerojet-General Corp. reduces SCW's utility plant and costs of purchased water.

        SCW and Aerojet-General Corp. were in negotiations on other matters related to procedures to address cleanup of the contaminated groundwater basin, costs associated with the cleanup, increased costs of purchased water as compared to pumped sources and costs associated with developing new sources of groundwater supply.

        On October 25, 1999, SCW filed a lawsuit against the California Regional Water Quality Control Board (CRWQCB) alleging that the CRWQCB has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is contaminating the underground water supply in SCW's Rancho Cordova customer service area. In a separate case, also filed on October 25, 1999, SCW sued Aerojet General Corp. for causing the contamination. On March 22, 2000 Aerojet General Corp. filed a cross complaint against SCW for negligence and constituting a public nuisance. Registrant is unable to determine at this time what, if any, potential liability it may have with respect to the cross complaint, but intends to vigorously defend itself against these allegations. Management cannot predict the outcome of these proceedings. See the section entitled "Legal Proceedings" for more information.

        Matters Relating to Culver City System

        The compound, methyl tertiary butyl ether (MTBE), has been detected in the Charnock Basin, located in the city of Santa Monica and within SCW's Culver City customer service area. MTBE is an oxygenate used in reformulated fuels. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, SCW removed two of its wells in the Culver City system from service in October 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells has been found to be contaminated with MTBE. SCW is purchasing water from the MWD at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

        Pursuant to an agreement with SCW in December 1998, two of the potentially responsible parties (the Participants) have reimbursed SCW's legal and consulting costs related to this matter and for increased costs incurred by SCW in purchasing replacement water. However, a notice of termination from the Participants to the settlement agreement was received in October 1999 claiming overpayments for replacement water in excess of SCW's water rights. No assurances can be given that future negotiations will result in complete restoration of SCW's water rights or that continued reimbursement of SCW's costs will be forthcoming.

        On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company and Equilon Enterprises LLC to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination of the Charnock Sub-Basin drinking water. The EPA has ordered Shell Oil to reimburse SCW for water replacement costs. The agencies are continuing to investigate the causes of MTBE pollution and intend to ensure that all responsible parties contribute to its clean up. Registrant is unable to predict the outcome of the EPA's enforcement efforts.

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

        Applications to increase water rates were filed for four water ratemaking districts in SCW's Region III in March 1999. A draft decision has been issued by the Administrative Law Judge assigned to this matter that supports the settlement on all issues reached between SCW and the CPUC Staff. SCW has also filed an application with the CPUC to combine tariff schedules into regional rates for the customer service areas that make up SCW's Region III. The Administrative Law Judge assigned to this matter has issued a draft decision that supports SCW's application. A final decision from the CPUC on both issues is anticipated in the second quarter of 2000. Pending receipt of the final decision, implementation of rates has been delayed.

        GRC step increase for Metropolitan CSA and General Office Allocation step increases for Arden-Cordova, Bay Point, Simi Valley and Santa Maria CSAs were effective beginning January, 2000. Attrition increases for Arden-Cordova and Bay Point CSAs were also in effect beginning January 2000.

        Applications to increase water rates by approximately $5.8 million for ratemaking districts in SCW's Region I as well as to combine those tariff schedules into regional rates were filed in March 2000. The new rates, if authorized in total or in part by the CPUC, would be effective January 1, 2001.

        An advice letter was filed with the CPUC on March 1, 2000 seeking recovery of capital expenditures associated with Y2K readiness, not already included in Registrant's water rates.

Registrant is unable to predict if the CPUC will authorize recovery of any or all of the costs. See the section entitled "Year 2000 Issue" for more information.

        On April 22, 1999, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project
(SWP). SCW's participation in the SWP commits it to a 40-year entitlement. SCW's investment of approximately $9.5 million in SWP is currently included in Other Property and Investments. The remaining balance of the related liability of approximately $7 million is recorded as other long-term debt. SCW intends to recover its investment in SWP either through contributions from developers on a per-lot or other basis, or from the sale of its 500 acre-foot entitlement in SWP. See the Notes to Financial Statements for more information.

YEAR 2000 ISSUE

        Registrant has no Y2K incidents, business disruptions, failures or legal proceedings to report. There were no actual or anticipated effects or changes to Registrant's operating trends or revenue patterns as a result of the transition from December 1999 to January 2000. SCW formally announced its 100% Y2K Ready status when it filed its Compliance Report with the CPUC on November 1, 1999. Registrant has filed its final Compliance Report with the CPUC in March 2000.

        Not all Y2K problems were necessarily expected to surface in early 2000. Registrant does not have, and may never fully have, sufficient information about the Y2K exposure of third parties to adequately predict the risks posed by them to Registrant. If the third parties later discover any Y2K problems that are not remedied, resulting problems could include temporary loss of utility services and disruption of water supplies.

        Costs incurred to address Y2K issues are estimated to be approximately $5.2 million. On March 1, 2000, Registrant filed an advice letter with the CPUC for recovery of Y2K related costs. Registrant believes that generally these expenditures will be recovered through rates, but can give no assurance that the CPUC will authorize recovery of all or some of these costs.

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

Litigation

        SCW has recently been sued in eleven water-quality related lawsuits:

        - a suit filed on April 24, 1997 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site

        - a suit filed on July 29, 1997 alleging personal injury and property damage as a result of the delivery contaminated of water; few of our systems are located in the geographical area covered by this suit

        - a suit filed on December 8, 1997 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        - a suit filed on February 2, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on February 4, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed in March 2, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        - a suit filed on June 29, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - two suits filed on July 30, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on December 3, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed in July 22, 1999 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        On September 1, 1999, the First District Court of Appeal in San Francisco, held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits against water utilities, including seven of the lawsuits against SCW. On October 11, one group of plaintiffs appealed the decision to the California Supreme Court, which has accepted the petition. Management cannot predict the outcome of the proceeding.

        In March 1998, the CPUC issued an Order Instituting Investigation (the
OII) as a result of these types of suits being filed against water utilities in California. The CPUC is seeking to determine:

        - whether existing standards and policies regarding drinking water quality adequately protect the public health

        - whether water utilities are in compliance with existing standards

        The Administrative Law Judge assigned to the OII has issued a draft decision finding that water utilities, including SCW, have complied with DOHS regulation and requirements. SCW is unable to predict whether the draft decision will be approved in part or in its entirety. The CPUC has authorized a memorandum account for legal expenses incurred by water utilities, including SCW, in the water quality lawsuits. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of March 31, 2000, Registrant had incurred $866,000 in the OII-related memorandum account.

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

        There are also a number of matters pending before the CPUC that may affect our future financial results. These matters include:

        - applications filed by SCW to increase rates in 4 of its Region III rate-making jurisdictions; a final decision is not expected until second quarter of 2000 although a tentative settlement has been worked out

        - an application filed to consolidate the rate-making jurisdictions located in SCW's Region III area into a single tariff

        - the OII

        - applications filed by SCW to increase rates and consolidate all of its Region I rate-making jurisdictions

        - an advice letter filed to seek recovery of capital expenditures associated with Y2K readiness

        - new guidelines under consideration by the CPUC for the acquisition and merger of water utilities and for privatization transactions

        - new guidelines under consideration by the CPUC for the use of regulated assets for non-regulated activities

Adequacy of Water Supplies

        The adequacy of water supplies varies from year to year depending upon a variety of factors, including

        - rainfall

        - the amount of water stored in reservoirs

        - the amount used by our customers and others

        - water quality, and

        - legal limitations on use.

        As a result of heavier than normal rainfall in the winter of 1998-1999 as well as the rains during the first quarter of 2000, most of California's reservoirs remain at or near capacity and the outlook for water supply in the near term is generally favorable. Population growth and increases in the amount of water used have, however, increased limitations on use to prevent overdrafting of groundwater basins. The import of water from the Colorado River, one of our important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project. We also have in recent years taken wells out of service due to water quality problems.

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

        In certain circumstances, we may recover these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination. As of March 31, 2000, Aerojet General Corp. has previously reimbursed Registrant approximately $4.5 million for costs associated with the cleanup of the groundwater supply for our Arden-Cordova System and for the increased costs of purchasing water and developing new sources of groundwater supply. On October 25, 1999, we sued the California Regional Water Quality Control Board (CRWQCB) alleging that it has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is contaminating the underground water supply in our Rancho Cordova customer service area. In a separate lawsuit, also filed on October 25, 1999, we sued Aerojet General Corp. for causing the contamination. On March 22, 2000 Aerojet General Corp. filed a cross complaint against us for negligence and constituting a public nuisance. We cannot predict the outcome of these lawsuits but we will defend ourselves against these allegations. Two potentially responsible parties on matter relating to the clean-up and purchase of replacement water in the Charnock Basin located in the cities of Santa Monica and Culver City have previously reimbursed us for replacement water and certain legal and consulting expenses. The Charnock Basin is in our Culver City customer service area.



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

        On September 1, 1999, the First District Court of Appeal in San Francisco, in a published opinion entitled Hartwell Corporation v. The Superior Court of Ventura County, held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits pertaining to water quality filed against water utilities, including SCW. Seven out of eleven lawsuits against SCW have been ordered for dismissal by the state Court of Appeals -- the Adler (Case No. 1), Santamaria (Case No. 2), Anderson (Case No. 3), Dominguez (Case No. 4), Celi (Case No. 5), Boswell (Case No. 6), and Demciuc (Case No. 7) Matters. On October 11, 1999, one group of plaintiffs has appealed to the California Supreme Court, which has accepted the case. Management is unable to predict the outcome of this proceeding but, in any event, does not anticipate a decision prior to 2001.

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

        In March 1998, SCW was named a defendant in the matter of Daphne Adams, et al. v. Aerojet General, et al. (Case No. 11) that was filed in Sacramento Superior Court (the Adams Matter). The complaint makes claims based on negligence, strict liability, trespass, public nuisance, private nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, violation of California Business and Professions Code section 17200 et seq., intentional infliction of emotional distress, intentional spoilage of evidence, negligent destruction of evidence needed for prospective civil litigation, wrongful death and medical monitoring. Plaintiffs seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, injunctive and restitutionary relief, disgorged profits and civil penalties, medical monitoring according to proof and other unspecified relief. SCW filed its Demurrers and Motion to Strike in this matter on June 5, 1998. On August 31, 1998, the judge assigned to the Adams Matter, acting on the Court's own motion, issued a stay of all proceedings in the Adams matter pending the outcome of the CPUC's OII proceeding. The plaintiff's petitioned the Third District Court of Appeal for a Writ of Mandamus to overrule the stay. The Court denied the petition. Plaintiff's then petitioned the California Supreme Court for relief from the Appellate Court's ruling. The California Supreme Court denied plaintiff's petition. Thus the stay in the Adams Matter remains in effect.

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

ORDER INSTITUTING INVESTIGATION

        In March 1998, the CPUC issued an OII to regulated water utilities in the state of California, including SCW. The purpose of the OII is to determine whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by those water utilities. The OII delineates the constitutional and statutory jurisdiction of the CPUC and the California Department of Health Services (DOHS) in establishing and enforcing adherence to water quality standards. The CPUC's jurisdiction provides for the establishment of rates, which permit water utilities to furnish water service meeting the established water quality standards at prices, which are both affordable and allow the utility to earn a reasonable return on its investment. SCW has provided its response to a series of questions dealing with the adequacy of current drinking water standards, compliance by water utilities with such standards, appropriate remedies for failure to comply with safe drinking water standards and whether increased enforcement and additional drinking water standards are necessary.

        On June 10, 1999, the CPUC issued an interim order, which established that the CPUC has jurisdiction to conduct the investigation regarding matters related to water quality over those water utilities subject to its authority. The Administrative Law Judge assigned to the OII has issued a draft decision finding that water utilities, including SCW, have complied with DOHS regulation and requirements. SCW is unable to predict whether the draft decision will be approved in part or in its entirety by the CPUC. SCW anticipates a final decision by the CPUC on this matter in 2000.

OTHER LITIGATION

        On October 25, 1999, SCW filed a lawsuit against the California Regional Water Quality Control Board (CRWQCB) alleging that the CRWQCB has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is destroying the underground water supply in SCW's Rancho Cordova customer service area. In a separate case, also filed on October 25, 1999, SCW sued Aerojet General Corp. for causing the contamination. On March 22, 2000 Aerojet General Corp. filed a cross complaint against SCW for negligence and constituting a public nuisance. Registrant is unable to determine at this time what, if any, potential liability it may have with respect to the cross complaint, but intends to vigorously defend itself against these allegations. Management cannot predict the outcome of these proceedings.

        Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject, which are believed to be material.

ITEM 2. CHANGES IN SECURITIES

        As of March 31, 2000, earned surplus amounted to $61,521,000, none of which was restricted as to payment of cash dividends on Registrant's Common Shares by any terms of Registrant's debt instruments.

        As of March 31, 2000, authorized but unissued Common Shares include 500,000 and 571,408 Common Shares reserved for issuance under Registrant's Dividend Reinvestment and Common Share Purchase Program and Investment Incentive Program (401-k), respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by SCW and for investment purposes by participants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On or about March 24, 2000, common and preferred shareholders of AWR were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares for two items:

1. Election of a slate of four Class II directors to serve for a two-year term expiring at the end of the Annual Meeting of Shareholders in 2002, or until their successors are chosen and qualified. The following table presents the results of the election presented at the Annual Meeting of Shareholders held on May 2, 2000:

                      PERCENT VOTE
      NAME               "FOR"           "WITHHELD"
----------------      ------------      ------------
Jean E. Auer             98.22%             1.78%
N.P. Dodge, Jr.          98.15%             1.85%
Robert F. Kathol         98.20%             1.80%
Lloyd E. Ross            98.41%             1.59%

2. Consideration of a proposal to approve a stock incentive plan. The purpose of the "2000 Plan" is to promote the success of Registrant by attracting, motivating, rewarding, retaining and aligning the interests of Registrant's employees, including officers, with those of shareholders generally. The results of the voting are presented in the table below:

 PROPOSAL               "FOR"           "AGAINST"        "ABSTAIN"
---------              ------           ---------        ---------
2000 Plan              75.50%            22.84%            1.66%

ITEM 5. OTHER INFORMATION

        On May 1, 2000, the Board of Directors of Registrant declared a regular quarterly dividend of $0.32 per common share. The dividend will be paid June 1, 2000 to shareholders of record as of the close of business on May 12, 2000. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.18     American States Water Company 2000 Stock Incentive Plan. (Submitted in
                  electronic format only to the Securities and Exchange Commission.)

Exhibit 27. Schedule UT. (Submitted in electronic format only to the Securities and Exchange Commission.)

No Reports of Form 8-K were filed during the period covered by this report.

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



                                            AMERICAN STATES WATER COMPANY
                                            and its subsidiary
                                            SOUTHERN CALIFORNIA WATER COMPANY



                                            By : s/     McClellan Harris III
                                              ----------------------------------
                                                        McClellan Harris III
                                                      Vice President - Finance,
                                                      Chief Financial Officer,
                                                       Treasurer and Secretary




                                            By : s/    Linda J. Matlick
                                              ----------------------------------
                                                       Linda J. Matlick
                                                          Controller
                                               Southern California Water Company




Dated: May 8, 2000