Form 10-Q
period 2000-06-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2000-07-25
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

  COMMISSION    REGISTRANT AND STATE OF INCORPORATION        IRS EMPLOYER
   FILE NO.          ADDRESS AND TELEPHONE NUMBER          IDENTIFICATION NO.
-------------  ---------------------------------------    -------------------
   333-47647       American States Water Company              95-4676679
                     (A California Corporation)
                    630 East Foothill Boulevard
                  San Dimas, California 91773-9016
                           909-394-3600

   000-01121     Southern California Water Company            95-1243678
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of July 14, 2000, the number of Common Shares outstanding, No Par Value with Stated Value of $2.50, of American States Water Company was 8,958,008 all of which are listed on the New York Stock Exchange.

     As of July 14, 2000, all of the 100 outstanding Common Shares of Southern California Water Company are owned by American States Water Company.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY
                                    FORM 10-Q
                                      INDEX

                                                                                                                       PAGE NO.
                                                                                                                       --------
PART I    FINANCIAL INFORMATION
Item 1:   Financial Statements                                                                                               1

          Consolidated Balance Sheets of American States Water Company as of
          June 30, 2000 and December 31, 1999                                                                            2 - 3

          Consolidated Statements of Income of American States Water Company for
          the Three Months Ended June 30, 2000 and June 30, 1999                                                              4

          Consolidated Statements of Income of American States Water Company for
          the Six Months Ended June 30, 2000 and June 30, 1999                                                                5

          Consolidated Statements of Income of American States Water Company for
          the Twelve Months Ended June 30, 2000 and June 30, 1999                                                             6

          Consolidated Statements of Cash Flow of American States Water Company for
          The Six Months Ended June 30, 2000 and June 30, 1999                                                                7

          Consolidated Balance Sheets of Southern California Water Company as of
          June 30, 2000 and December 31, 1999                                                                             8 - 9

          Consolidated Statements of Income of Southern California Water Company for
          the Three Months Ended June 30, 2000 and June 30, 1999                                                             10

          Consolidated Statements of Income of Southern California Water Company for
          the Six Months Ended June 30, 2000 and June 30, 1999                                                               11

          Consolidated Statements of Income of Southern California Water Company for
          the Twelve Months Ended June 30, 2000 and June 30, 1999                                                            12

          Consolidated Statements of Cash Flow of Southern California Water Company for
          the Six Months Ended June 30, 2000 and June 30, 1999                                                               13

          Notes to Financial Statements                                                                                 14 - 16

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of Operation                          17 - 32

Item 3:   Quantitative and Qualitative Disclosures About Market Risks                                                        32

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings                                                                                             32 - 34

Item 2:   Changes in Securities                                                                                             34

Item 3:   Defaults Upon Senior Securities                                                                                    35

Item 4:   Submission of Matters to a Vote of Security Holders                                                                35

Item 5:   Other Information                                                                                                  35

Item 6:   Exhibits and Reports on Form 8-K                                                                                   35

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

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                    JUNE 30,    DECEMBER 31,
                                                                                      2000         1999
                                                                                  ---------     ----------
                                                                                  (Unaudited)

UTILITY PLANT, at cost                                                                 (in thousands)
  Water .....................................................................     $ 542,948      $ 532,007
  Electric ..................................................................        36,522         36,349
                                                                                  ---------      ---------

                                                                                    579,470        568,356
  Less - Accumulated depreciation ...........................................      (159,552)      (151,733)
                                                                                  ---------      ---------

                                                                                    419,918        416,623
  Construction work in progress .............................................        43,497         32,972
                                                                                  ---------      ---------

                                                                                    463,415        449,595
                                                                                  ---------      ---------

OTHER PROPERTY AND INVESTMENTS.................................................      11,496         10,583
                                                                                  ---------      ---------
CURRENT ASSETS
  Cash and cash equivalents .................................................         1,605          2,189
  Accounts receivable -
    Customers, less reserves of $606
      in 2000 and $487 in 1999 ..............................................         9,109         10,135
    Other ...................................................................         4,855          4,347
  Unbilled revenue ..........................................................        12,387         11,345
  Materials and supplies, at average cost ...................................         1,331          1,153
  Supply cost balancing accounts ............................................         6,207          4,774
  Prepayments and other .....................................................         4,555          4,851
  Accumulated deferred income taxes - net ...................................         6,527          5,546
                                                                                  ---------      ---------

                                                                                     46,576         44,340
                                                                                  ---------      ---------
EFERRED CHARGES
  Regulatory tax-related assets .............................................        19,045         19,941
  Other deferred charges ....................................................         9,717          8,722
                                                                                  ---------      ---------
                                                                                     28,762         28,663
                                                                                  ---------      ---------

                                                                                  $ 550,249      $ 533,181
                                                                                  =========      =========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   2000                 1999
                                                                                -----------         -----------
                                                                                (Unaudited)

                                                                                         (in thousands)
CAPITALIZATION
  Common shareholders' equity ................................................    $159,890            $158,846
  Preferred shares ...........................................................       1,600               1,600
  Preferred shares subject to mandatory
    redemption requirements ..................................................         360                 360
  Long-term debt .............................................................     167,192             167,363
                                                                                  --------            --------

                                                                                   329,042             328,169
                                                                                  --------            --------


CURRENT LIABILITIES
  Notes payable to banks .....................................................      37,000              21,000
  Long-term debt and preferred shares
    due within one year ......................................................         260                 340
  Accounts payable ...........................................................      11,903              13,777
  Taxes payable ..............................................................       7,481               5,432
  Accrued interest ...........................................................       1,886               1,584
  Other accrued liabilities ..................................................      11,860              12,832
                                                                                  --------            --------

                                                                                    70,390              54,965
                                                                                  --------            --------


OTHER CREDITS
  Advances for construction ..................................................      57,377              57,485
  Contributions in aid of construction .......................................      39,191              38,895
  Accumulated deferred income taxes - net ....................................      49,010              48,302
  Unamortized investment tax credits .........................................       3,019               3,064
  Regulatory tax-related liability ...........................................       1,839               1,861
  Other ......................................................................         381                 440
                                                                                  --------            --------

                                                                                   150,817             150,047
                                                                                  --------            --------

                                                                                  $550,249            $533,181
                                                                                  ========            ========



The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                    -----------------------------
                                                                                       2000                 1999
                                                                                    --------             --------
                                                                                          (in thousands, except
                                                                                          per share amounts)
OPERATING REVENUES
    Water ....................................................................      $ 42,088            $ 39,210
    Electric .................................................................         3,156               2,818
    Other.....................................................................           184                  88
                                                                                    --------            --------
                                                                                      45,428              42,116
                                                                                    --------            --------
OPERATING EXPENSES
    Water purchased ..........................................................        11,323               7,370
    Power purchased for pumping ..............................................         1,589               1,571
    Power purchased for resale ...............................................         1,604               2,330
    Groundwater production assessment ........................................         2,020               1,978
    Supply cost balancing accounts ...........................................          (366)                353
    Other operating expenses .................................................         4,344               3,849
    Administrative and general expenses ......................................         5,999               7,368
    Depreciation .............................................................         3,807               3,380
    Maintenance ..............................................................         2,589               1,672
    Taxes on income ..........................................................         3,301               3,423
    Other taxes ..............................................................         1,693               1,571
                                                                                    --------            --------
                                                                                      37,903              34,865
                                                                                    --------            --------

    Operating income .........................................................         7,525               7,251
OTHER INCOME/(LOSS) ..........................................................           (54)                160
                                                                                    --------            --------

    Income before interest charges ...........................................         7,471               7,411
INTEREST CHARGES .............................................................         3,552               3,005
                                                                                    --------            --------

NET INCOME ...................................................................         3,919               4,406
DIVIDENDS ON PREFERRED SHARES ................................................           (22)                (22)
                                                                                    --------            --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ...................................      $  3,897            $  4,384
                                                                                    ========            ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ................................         8,958               8,958
                                                                                    ========            ========
Basic Earnings Per Common Share ..............................................      $   0.44            $   0.49
                                                                                    ========            ========

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES ....................................         8,986                 N/A
                                                                                    ========            ========
Diluted earnings per share....................................................      $   0.43                 N/A
                                                                                    ========            ========

Dividends Declared Per Common Share ..........................................      $   0.32            $   0.32
                                                                                    ========            ========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    -------------------------
                                                                                      2000             1999
                                                                                    --------         --------
                                                                                      (in thousands, except
                                                                                        per share amounts)
OPERATING REVENUES
    Water ...................................................................       $ 76,675         $ 71,423
    Electric ................................................................          7,167            6,691
    Other....................................................................            335              134
                                                                                    --------         --------
                                                                                      84,177           78,248
                                                                                    --------         --------
OPERATING EXPENSES
    Water purchased .........................................................         18,878           14,318
    Power purchased for pumping .............................................          3,050            3,013
    Power purchased for resale ..............................................          3,579            3,521
    Groundwater production assessment .......................................          4,273            3,688
    Supply cost balancing accounts ..........................................         (1,433)            (121)
    Other operating expenses ................................................          8,231            7,387
    Administrative and general expenses .....................................         11,912           13,752
    Depreciation ............................................................          7,609            6,890
    Maintenance .............................................................          5,146            3,810
    Taxes on income .........................................................          5,713            5,690
    Other taxes .............................................................          3,492            3,195
                                                                                    --------         --------
                                                                                      70,450           65,143
                                                                                    --------         --------

    Operating income ........................................................         13,727           13,105
OTHER INCOME/(LOSS) .........................................................            (41)             259
                                                                                    --------         --------

    Income before interest charges ..........................................         13,686           13,364
INTEREST CHARGES ............................................................          6,872            5,981
                                                                                    --------         --------

NET INCOME ..................................................................          6,814            7,383
DIVIDENDS ON PREFERRED SHARES ...............................................            (43)             (44)
                                                                                    --------         --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..................................       $  6,771         $  7,339
                                                                                    ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ...............................          8,958            8,958
                                                                                    ========         ========
Basic Earnings Per Common Share .............................................       $   0.76         $   0.82
                                                                                    ========         ========

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES ...................................          8,972              N/A
                                                                                    ========         ========
Diluted earnings per share...................................................       $   0.75              N/A
                                                                                    ========         ========

Dividends Declared Per Common Share .........................................       $   0.64         $   0.64
                                                                                    ========         ========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                        TWELVE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                    ---------------------------
                                                                                       2000              1999
                                                                                    ---------         ---------
                                                                                       (in thousands, except
                                                                                         per share amounts)
OPERATING REVENUES
    Water ....................................................................      $ 164,945         $ 147,903
    Electric .................................................................         13,814            13,250
    Other.....................................................................            591               199
                                                                                    ---------         ---------
                                                                                      179,350           161,352
                                                                                    ---------         ---------
OPERATING EXPENSES
    Water purchased ..........................................................         40,704            31,726
    Power purchased for pumping ..............................................          7,431             7,397
    Power purchased for resale ...............................................          7,177             6,091
    Groundwater production assessment ........................................          7,754             7,647
    Supply cost balancing accounts ...........................................         (1,785)            1,144
    Other operating expenses .................................................         16,437            14,820
    Administrative and general expenses ......................................         26,761            24,992
    Depreciation .............................................................         14,369            13,479
    Maintenance ..............................................................         11,135             7,459
    Taxes on income ..........................................................         13,368            12,075
    Other taxes ..............................................................          6,864             6,322
                                                                                    ---------         ---------
                                                                                      150,215           133,152
                                                                                    ---------         ---------

    Operating income .........................................................         29,135            28,200
OTHER INCOME/(LOSS) ..........................................................            232               897
                                                                                    ---------         ---------

    Income before interest charges ...........................................         29,367            29,097
INTEREST CHARGES .............................................................         13,835            11,700
                                                                                    ---------         ---------

NET INCOME ...................................................................         15,532            17,397
DIVIDENDS ON PREFERRED SHARES ................................................            (87)              (89)
                                                                                    ---------         ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ...................................      $  15,445         $  17,308
                                                                                    =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ................................          8,958             8,958
                                                                                    =========         =========
Basic Earnings Per Common Share ..............................................      $    1.72         $    1.93
                                                                                    =========         =========

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES ....................................          8,965               N/A
                                                                                    =========         =========
Diluted earnings per share....................................................      $    1.72               N/A
                                                                                    =========         =========

Dividends Declared Per Common Share ..........................................      $    1.28         $    1.27
                                                                                    =========         =========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  ---------------------------
                                                                                    2000               1999
                                                                                  --------          ---------
                                                                                        (in thousands)
CASH FLOWS FROM -
    Operating Activities:
     Net income .............................................................     $  6,814           $  7,383
    Adjustments for non-cash items:
    Depreciation and amortization ...........................................        7,609              7,018
      Deferred income taxes and
        investment tax credits ..............................................          556                771
      Other - net ...........................................................       (3,097)            (2,361)
    Changes in assets and liabilities:
      Accounts receivable ...................................................        1,026             (1,643)
      Prepayments ...........................................................          296                446
      Supply cost balancing accounts ........................................       (1,433)              (122)
      Accounts payable ......................................................       (1,874)             4,034
      Taxes payable .........................................................        2,049              1,543
      Unbilled revenue ......................................................       (1,042)            (1,819)
      Other .................................................................       (1,356)             2,198
                                                                                  --------           --------
        Net Cash Provided ...................................................        9,548             17,448
                                                                                  --------           --------

Investing Activities:
   Construction expenditures ................................................      (21,430)           (21,130)
                                                                                  --------           --------
         Net Cash Used ......................................................      (21,430)           (21,130)
                                                                                  --------           --------

  Financing Activities:
    Issuance of securities ..................................................            7             40,000
    Receipt of advances and contributions ...................................        3,558              3,263
    Repayments of long-term debt, net of
      redemption of preferred shares ........................................         (252)               (30)
    Refunds on  advances for construction ...................................       (2,239)              (727)
    Changes in notes payable to banks .......................................       16,000            (32,000)
    Common and preferred dividends paid .....................................       (5,776)            (5,776)
                                                                                  --------           --------
         Net Cash Provided...................................................       11,298              4,730
                                                                                  --------           --------

  Net Increase (Decrease) in Cash and Cash Equivalents ......................         (584)             1,048

  Cash and Cash Equivalents, Beginning of period ............................        2,189                620
                                                                                  --------           --------

  Cash and Cash Equivalents, End of period ..................................     $  1,605           $  1,668
                                                                                  ========           ========


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                   JUNE 30,    DECEMBER 31,
                                                                                    2000          1999
                                                                                  ---------    ------------
                                                                                  (Unaudited)
UTILITY PLANT, at cost                                                                (in thousands)
  Water.......................................................................     $542,948     $ 532,007
  Electric ...................................................................       36,522        36,349
                                                                                   --------     ---------
                                                                                    579,470       568,356
  Less - Accumulated depreciation ............................................      159,552      (151,733)
                                                                                   --------     ---------
                                                                                    419,918       416,623
  Construction work in progress...............................................       43,497        32,972
                                                                                   --------     ---------
                                                                                    463,415       449,595
                                                                                   --------     ---------
OTHER PROPERTY AND INVESTMENTS.................................................       9,914        10,233
                                                                                   --------     ---------
CURRENT ASSETS
  Cash and cash equivalents ..................................................        1,239         2,020
  Accounts receivable -
    Customers, less reserves of $606
      in 2000 and $487 in 1999................................................        9,093        10,135
    Other.....................................................................        4,751         4,275
  Intercompany receivable.....................................................        1,037            --
  Unbilled revenue............................................................       12,387        11,345
  Materials and supplies, at average cost.....................................        1,331         1,153
  Supply cost balancing accounts .............................................        6,207         4,774
  Prepayments and other.......................................................        4,555         4,851
  Accumulated deferred income taxes - net.....................................        6,559         5,573
                                                                                   --------     ---------

                                                                                     47,159        44,126
                                                                                   --------     ---------

DEFERRED CHARGES
  Regulatory tax-related assets ..............................................       19,045        19,941
  Other deferred charges .....................................................        9,594         8,599
                                                                                   --------     ---------
                                                                                     28,639        28,540
                                                                                   --------     ---------

                                                                                   $549,127     $ 532,494
                                                                                   ========     =========


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                  JUNE 30,    DECEMBER 31,
                                                                                    2000         1999
                                                                                  --------    ------------
                                                                                 (Unaudited)

                                                                                     (in thousands)
CAPITALIZATION
  Common shareholders' equity ................................................    $160,636     $160,023
  Long-term debt .............................................................     167,192      167,363
                                                                                  --------     --------
                                                                                   327,828      327,386
                                                                                  --------     --------
CURRENT LIABILITIES
  Notes payable to banks .....................................................      37,000       21,000
  Long-term debt and preferred shares
    due within one year ......................................................         260          340
  Accounts payable ...........................................................      11,852       13,619
  Taxes payable ..............................................................       7,768        5,700
  Accrued interest ...........................................................       1,886        1,584
  Other accrued liabilities ..................................................      11,731       12,818
                                                                                  --------     --------
                                                                                    70,497       55,061
                                                                                  --------     --------
OTHER CREDITS
  Advances for construction ..................................................      57,377       57,485
  Contributions in aid of construction .......................................      39,191       38,895
  Accumulated deferred income taxes - net ....................................      49,010       48,302
  Unamortized investment tax credits .........................................       3,019        3,064
  Regulatory tax-related liability ...........................................       1,839        1,861
  Other ......................................................................         366          440
                                                                                  --------     --------
                                                                                   150,802      150,047
                                                                                  --------     --------
                                                                                  $549,127     $532,494
                                                                                  ========     ========


 The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     -----------------------
                                                                                       2000           1999
                                                                                     --------        -------
                                                                                     ($ in thousands, except
                                                                                        per share amounts)
OPERATING REVENUES
    Water .....................................................................      $ 42,089        $39,210
    Electric ..................................................................         3,156          2,818
                                                                                     --------        -------
                                                                                       45,245         42,028
                                                                                     --------        -------
OPERATING EXPENSES
    Water purchased ...........................................................        11,323          7,370
    Power purchased for pumping ...............................................         1,589          1,571
    Power purchased for resale ................................................         1,604          2,330
    Groundwater production assessment .........................................         2,020          1,978
    Supply cost balancing accounts ............................................          (366)           353
    Other operating expenses ..................................................         4,260          3,836
    Administrative and general expenses .......................................         5,810          7,274
    Depreciation ..............................................................         3,807          3,380
    Maintenance ...............................................................         2,579          1,671
    Taxes on income ...........................................................         3,342          3,428
    Other taxes ...............................................................         1,691          1,570
                                                                                     --------        -------
                                                                                       37,659         34,761
                                                                                     --------        -------
    Operating income ..........................................................         7,586          7,267
OTHER INCOME/(LOSS) ...........................................................           (54)           137
                                                                                     --------        -------
    Income before interest charges ............................................         7,532          7,404
INTEREST CHARGES ..............................................................         3,552          3,006
                                                                                     --------        -------
NET INCOME ....................................................................         3,980          4,398
DIVIDENDS ON PREFERRED SHARES .................................................            --             --
                                                                                     --------        -------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ....................................      $  3,980        $ 4,398
                                                                                     ========        =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .................................           100            100
                                                                                     ========        =======
Basic Earnings Per Common Share ...............................................      $ 39,800        $43,980
                                                                                     ========        =======
Dividends Declared Per Common Share ...........................................      $ 31,000        $30,500
                                                                                     ========        =======


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  ----------------------------
                                                                                    2000                1999
                                                                                  --------            --------
                                                                                     ($ in thousands, except
                                                                                        per share amounts)
OPERATING REVENUES
    Water ....................................................................    $ 76,676            $ 71,423
    Electric .................................................................       7,167               6,691
                                                                                  --------            --------
                                                                                    83,843              78,114
                                                                                  --------            --------
OPERATING EXPENSES
    Water purchased ..........................................................      18,878              14,318
    Power purchased for pumping ..............................................       3,050               3,013
    Power purchased for resale ...............................................       3,579               3,521
    Groundwater production assessment ........................................       4,273               3,688
    Supply cost balancing accounts ...........................................      (1,433)               (121)
    Other operating expenses .................................................       8,090               7,364
    Administrative and general expenses ......................................      11,591              13,596
    Depreciation .............................................................       7,609               6,756
    Maintenance ..............................................................       5,132               3,808
    Taxes on income ..........................................................       5,772               5,744
    Other taxes ..............................................................       3,489               3,193
                                                                                  --------            --------
                                                                                    70,030              64,880
                                                                                  --------            --------
    Operating income .........................................................      13,813              13,234
OTHER INCOME/(LOSS) ..........................................................         (41)                236
                                                                                  --------            --------
    Income before interest charges ...........................................      13,772              13,470
INTEREST CHARGES .............................................................       6,872               5,982
                                                                                  --------            --------
NET INCOME ...................................................................       6,900               7,488
DIVIDENDS ON PREFERRED SHARES ................................................          --                  --
                                                                                  --------            --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ...................................    $  6,900            $  7,488
                                                                                  ========            ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ................................         100                 100
                                                                                  ========            ========
Basic Earnings Per Common Share ..............................................    $ 69,000            $ 74,880
                                                                                  ========            ========
Dividends Declared Per Common Share ..........................................    $ 63,000            $ 61,400
                                                                                  ========            ========


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                         TWELVE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      ---------------------------
                                                                                         2000              1999
                                                                                      ---------          --------
                                                                                        ($ in thousands, except
                                                                                           per share amounts)
OPERATING REVENUES
    Water ....................................................................        $ 164,945          $147,902
    Electric .................................................................           13,814            13,250
                                                                                      ---------          --------
                                                                                        178,759           161,152
                                                                                      ---------          --------
OPERATING EXPENSES
    Water purchased ..........................................................           40,704            31,726
    Power purchased for pumping ..............................................            7,431             7,397
    Power purchased for resale ...............................................            7,177             6,091
    Groundwater production assessment ........................................            7,754             7,647
    Supply cost balancing accounts ...........................................           (1,785)            1,144
    Other operating expenses .................................................           16,201            14,773
    Administrative and general expenses ......................................           26,072            24,733
    Depreciation .............................................................           14,369            13,077
    Maintenance ..............................................................           11,119             7,456
    Taxes on income ..........................................................           13,502            12,359
    Other taxes ..............................................................            6,859             6,320
                                                                                      ---------          --------
                                                                                        149,403           132,723
                                                                                      ---------          --------
    Operating income .........................................................           29,356            28,429
OTHER INCOME .................................................................              232             1,335
                                                                                      ---------          --------
    Income before interest charges ...........................................           29,588            29,764
INTEREST CHARGES .............................................................           13,835            11,700
                                                                                      ---------          --------
NET INCOME ...................................................................           15,753            18,064
DIVIDENDS ON PREFERRED SHARES ................................................               --                 0
                                                                                      ---------          --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ...................................        $  15,753          $ 18,064
                                                                                      =========          ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ................................              100               100
                                                                                      =========          ========
Basic Earnings Per Common Share ..............................................        $ 157,530          $180,640
                                                                                      =========          ========
Dividends Declared Per Common Share ..........................................        $ 122,000          $120,287
                                                                                      =========          ========


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       ---------------------------
                                                                                         2000                1999
                                                                                       --------            -------
                                                                                              (in thousands)
CASH FLOWS FROM -
    Operating Activities:
     Net income ...............................................................        $  6,900           $  7,488
    Adjustments for non-cash items:
    Depreciation and amortization .............................................           7,609              7,017
      Deferred income taxes and
        investment tax credits ................................................             551                768
      Other - net .............................................................          (1,872)            (2,619)
    Changes in assets and liabilities:
      Accounts receivable .....................................................          (1,042)            (1,350)
      Prepayments .............................................................             296                446
      Supply cost balancing accounts ..........................................          (1,433)              (122)
      Accounts payable ........................................................          (1,763)             3,716
      Taxes payable ...........................................................           2,068              1,601
      Unbilled revenue ........................................................          (1,042)            (1,819)
      Other ...................................................................            (392)             2,345
                                                                                       --------           --------
        Net Cash Provided .....................................................           9,880             17,471
                                                                                       --------           --------

Investing Activities:
   Construction expenditures ..................................................         (21,429)           (21,129)
                                                                                       --------           --------
         Net Cash Used ........................................................         (21,429)           (21,129)
                                                                                       --------           --------

  Financing Activities:
    Issuance of securities ....................................................              --             40,000
    Receipt of advances and contributions .....................................           3,558              3,263
    Repayments of long-term debt, net of
      redemption of preferred shares ..........................................            (251)               (29)
    Refunds on  advances for construction .....................................          (2,239)              (727)
    Changes in notes payable to banks .........................................          16,000            (32,000)
    Common and preferred dividends paid .......................................          (6,300)            (6,140)
                                                                                       --------           --------
         Net Cash Provided (Used)...............................................          10,768              4,367
                                                                                       --------           --------

  Net Increase (Decrease) in Cash and Cash Equivalents ........................            (781)               709

  Cash and Cash Equivalents, Beginning of period ..............................           2,020                524
                                                                                       --------           --------

  Cash and Cash Equivalents, End of period ....................................        $  1,239           $  1,233
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

3.       Basic earnings per common share are calculated pursuant to SFAS No. 128
         - Earnings per Share - and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Under the American States Water Company 2000 Stock Incentive Plan, stock options representing 41,990 common shares were granted to certain eligible employees on May 1, 2000 and, thus, diluted earnings per share is also shown.

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

5. On June 22, 2000, the CPUC approved the implementation of new rates for four water ratemaking districts in SCW's Region III and combining tariff schedules into regional rates for the customer service areas that make up SCW's Region III, to be effective June 27, 2000. In March 2000, SCW filed applications to increase rates for all of the ratemaking districts in SCW's Region I as well as to combine those tariff schedules into regional rates. See the section entitled "Rates and Regulation" for more information.

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

(dollars in thousands)                               For The Three Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------
                                                         Water                   Electric     Total
                                           ------------------------------------
                                           Region I     Region II    Region III                 SCW
                                           -----------------------------------------------------------
Operating revenues                         $  7,519     $ 18,384     $ 16,186     $ 3,156     $ 45,245
Operating income before income taxes          2,055        4,143        4,017         713     $ 10,928
Identifiable assets                         111,891      145,199      180,465      25,860     $463,415
Depreciation expense                            732        1,200        1,525         350     $  3,807
Capital additions                          $  1,811     $  5,082     $  3,199     $   335     $ 10,427
                                           -----------------------------------------------------------

(dollars in thousands)                               For The Three Months Ended June 30,1999
------------------------------------------------------------------------------------------------------
                                                         Water                   Electric     Total
                                           ------------------------------------
                                           Region I     Region II    Region III                 SCW
                                           -----------------------------------------------------------
Operating revenues                         $  6,809     $ 17,795     $ 14,606     $ 2,818     $ 42,028
Operating income before income taxes          1,508        4,856        3,666         665     $ 10,695
Identifiable assets                         103,075      131,022      172,537      25,234     $431,868
Depreciation expense                            684        1,011        1,349         336     $  3,380
Capital additions                          $  2,036     $  6,148     $  4,009     $   486     $ 12,679
                                           -----------------------------------------------------------

(dollars in thousands)                               For The Six Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------
                                                         Water                   Electric     Total
                                           ------------------------------------
                                           Region I     Region II    Region III                 SCW
                                           -----------------------------------------------------------
Operating revenues                         $ 12,991     $ 35,322     $ 28,363     $ 7,167     $ 83,843
Operating income before income taxes          3,033        7,650        6,772       2,130     $ 19,585
Identifiable assets                         111,891      145,199      180,465      25,860     $463,415
Depreciation expense                          1,463        2,401        3,045         700     $  7,609
Capital additions                          $  5,764     $  7,870     $  6,349     $   912     $ 20,895
                                           -----------------------------------------------------------

(dollars in thousands)                                For The Six Months Ended June 30, 1999
------------------------------------------------------------------------------------------------------
                                                         Water                   Electric     Total
                                           ------------------------------------
                                           Region I     Region II    Region III                 SCW
                                           -----------------------------------------------------------
Operating revenues                         $ 12,131     $ 32,669     $ 26,623     $ 6,691     $ 78,114
Operating income before income taxes          2,326        7,769        6,585       2,298     $ 18,978
Identifiable assets                         103,075      131,022      172,537      25,234     $431,868
Depreciation expense                          1,368        2,019        2,697         672     $  6,756
Capital additions                          $  5,758     $ 10,456     $  6,401     $   958     $ 23,573

(dollars in thousands)                                For The Twelve Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------
                                                         Water                   Electric     Total
                                           ------------------------------------
                                           Region I     Region II    Region III                 SCW
                                           -----------------------------------------------------------
Operating revenues                         $ 28,082     $ 73,427     $ 63,436     $13,814     $178,759
Operating income before income taxes          7,274       15,722       16,210       3,652     $ 42,858
Identifiable assets                         111,891      145,199      180,465      25,860     $463,415
Depreciation expense                          2,831        4,423        5,743       1,372     $ 14,369
Capital additions                          $ 12,972     $ 19,339     $ 14,461     $ 2,127     $ 48,899

(dollars in thousands)                                For The Twelve Months Ended June 30, 1999
------------------------------------------------------------------------------------------------------
                                                         Water                   Electric     Total
                                           ------------------------------------
                                           Region I     Region II    Region III                 SCW
                                           -----------------------------------------------------------
Operating revenues                         $ 26,525     $ 63,862     $ 57,515     $13,250     $161,152
Operating income before income taxes          6,784       14,088       15,866       4,050     $ 40,788
Identifiable assets                         103,075      131,022      172,537      25,234     $431,868
Depreciation expense                          2,646        3,705        4,938       1,788     $ 13,077
Capital additions                          $ 11,330     $ 18,983     $ 15,110     $ 1,798     $ 47,221


8. On March 10, 2000, Registrant entered into an agreement to acquire the common stock of Chaparral City Water Company, a privately operated water company serving approximately 10,000 customers in the town of Fountain Hills, Arizona and portions of Scottsdale, Arizona for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. The acquisition will be temporarily funded with a combination of common equity and short-term debt. After taking into account the continuing long-term debt obligations of Chaparral that will be reflected on the consolidated balance sheet of the Registrant after the closing of the transaction, the transaction will be permanently financed with approximately 50% common equity and the balance with long-term debt.

         Chaparral City Water Company was purchased from MCO Properties Inc., a wholly owned subsidiary of MAXXAM Inc. This marks the first acquisition outside of California for Registrant. The sale of Chaparral City Water Company requires notification to the Arizona Corporation Commission and other conditions customary in transactions of this type. The approval of Registrant's shareholders is not required. It is anticipated that the transaction will close before December 2000.

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

GENERAL

         American States Water Company (AWR) was incorporated in 1998 in connection with the formation of a holding company by Southern California Water Company (SCW) and became a public company on July 1, 1998. AWR has no material assets other than the common stock of SCW. SCW is a public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the California Public Utilities Commission
(CPUC) and was incorporated on December 31, 1929 under the laws of the State of California. AWR has another subsidiary, American States Utility Services, Inc.
(ASUS) which contracts to lease, operate and maintain governmentally owned water and wastewater systems and to provide other services to local governments to assist them in the operation and maintenance of their water and wastewater systems. As of June 30, 2000, ASUS provided billing and other customer service functions to approximately 90,000 customers. Neither AWR nor ASUS are regulated by the CPUC.

         SCW is organized into three regions and one electric customer service area operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas (CSAs). Region I incorporates 7 CSAs in northern and central California; Region II has 4 CSAs located in Los Angeles; Region III incorporates 10 water CSA's.

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

         SCW served 244,593 water customers and 21,249 electric customers at June 30, 2000, or a total of 265,842 customers, compared with 264,230 total customers at June 30, 1999.

         SCW's utility operations exhibit seasonal trends. Although SCW's water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 86.1%, 90.7% and 90.6% of total water revenues for the three, six and twelve months ended June 30, 2000, respectively as compared to 86.6%, 90.0% and 90.6% for the three, six and twelve months ended June 30, 1999, respectively.

ACQUISITION OF PEERLESS WATER CO.

         In December 1999, Registrant agreed to acquire Peerless Water Co., a privately owned water company in Bellflower, California, subject to satisfaction of certain conditions, including CPUC approval. The number of Common Shares to be issued will be determined at the closing, but will in no event be greater than 131,036 shares nor less than 107,538 shares. The transaction, if approved by the CPUC, is anticipated to close before the second quarter of 2001.

ACQUISITION OF CHAPARRAL CITY WATER COMPANY

         On March 10, 2000, Registrant entered into an agreement to acquire the common stock of Chaparral City Water Company, a privately operated water company serving approximately 10,000 customers in the town of Fountain Hills, Arizona and portions of Scottsdale, Arizona for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. The acquisition will be temporarily funded with a combination of common equity and short-term debt. After taking into account the continuing long-term debt obligations of Chaparral that will be reflected on the consolidated balance sheet of the Registrant after the closing of the transaction, the transaction will be permanently financed with approximately 50% common equity and the balance with long-term debt.

         Chaparral City Water Company was purchased from MCO Properties Inc., a wholly owned subsidiary of MAXXAM Inc. This marks the first acquisition outside of California for Registrant. The sale of Chaparral City Water Company requires notification to the Arizona Corporation Commission and other conditions customary in transactions of this type. The approval of Registrant's shareholders is not required. It is anticipated that the transaction will close before December 2000. See Notes to Financial Statements for more information.

RESULTS OF OPERATION

         Basic earnings per common share for the three months ended June 30, 2000 decreased by 10.2% to $0.44 per share as compared to $0.49 per share for the comparable period last year. Basic per common share for the six months ended June 30, 2000 decreased by 7.3% to $0.76 per share as compared to $0.82 per share for the comparable period last year. Basic and fully diluted earnings for the twelve months ended June 30, 2000 decreased by 10.9% to $1.72 per share as compared to $1.93 per share for the twelve months ended June 30, 1999. The decrease in the recorded results reflects various reasons as is more fully discussed below. Fully diluted earnings per share for the three, six and twelve months ended June 30, 2000 are $0.43, $0.75 and $1.72 per share, respectively. Registrant had no dilutive securities outstanding in the same periods of 1999 and, accordingly, diluted earnings per share are not applicable for those periods.

         Water sales for the three, six and twelve months ended June 30, 2000 were 8.7%, 6.6%, and 4.9% higher than the same periods of last year, respectively. As compared to the same periods ended June 30, 1999, water operating revenues increased by 7.3%, 7.4% and 11.5% for the three, six and twelve months ended June 30, 2000, respectively, due to the increased water sales and increases in rates authorized by the CPUC. Additional increases in revenues for the twelve months ended June 2000 reflected the general rate case (GRC) increase for Registrant's Metropolitan customer service area effective January 1, 1999. New rates in four customer service areas and implementation of regional rates in the customer service areas that comprise SCW's Region III, anticipated to be implemented in January 2000, were not authorized by the CPUC until June 27, 2000. The delay in implementation resulted in a loss of approximately $1,400,000 in revenues for the six months ended June 30, 2000. See the section entitled "Rates and Regulation" for more information.

         Kilowatt-hour sales of electricity increased by 8.7%, 4.6% and 3.2%, respectively, for the three, six and twelve months ended June 30, 2000 as compared to the same periods ended June 30, 1999 due principally to an increase in sales to commercial customers. As a result of increased sales, electric operating revenues for the three, six and twelve months ended June 30, 2000 increased by 12.0%, 7.1% and 4.3%, respectively.

         Other revenues increased by more than 100% for the three, six and twelve months ended June 30, 2000 due to new ASUS service contracts and increased activities with existing contracts.

         Purchased water costs increased by 53.6% and 31.8%, respectively, for the three and six months ended June 30, 2000 as compared to the same periods ending in 1999 reflecting increases of 22.2% and 15.8%, respectively, in purchased water resulting from higher sales. The comparison is also affected by a refund of $1.6 million from the Water Replenishment District of Southern California (WRD) received by SCW in second quarter of 1999. There was no similar refund received in the comparable periods of 2000. As compared to the twelve months ended June 30, 1999, purchased water costs increased by 28.3% reflecting a 12.6% increase in purchased water and a total of $3.1 million in refunds from WRD received during the twelve months ended June 30, 1999. There were no similar refunds received during the twelve months ended June 30, 2000. The twelve-month comparison was also affected by a decline in the receipt of reimbursements from potentially responsible parties related to contamination in SCW's Culver City CSA. Registrant received approximately $1,145,000 during the twelve months ended June 30, 1999 as compared to reimbursements of $132,000 received during the same period ended June 30, 2000. See the section entitled "Environmental Matters - Matters Related to Culver City System."

         Cost of power purchased for pumping increased by 1.1%, 1.2% and 0.5% for the three, six and twelve months ended June 30, 2000, respectively, due to an increase in groundwater in Registrant's supply mix.

         As compared to the three months ended June 30, 1999, the cost of power purchased for resale decreased by 31.2% due to additional demand charges recorded in April 1999 from Registrant's energy supplier in 1999. There were no additional demand charges recorded in the three months ended June 30, 2000. The cost of power purchased for resale increased by 17.8% for the twelve months ended June 30, 2000 due primarily to additional demand charges from Registrant's energy supplier.

         Groundwater production assessments are 2.1%, 15.9% and 1.4%, higher for the three, six and twelve months ended June 30, 2000, respectively, reflecting slightly increased volumes in groundwater pumping. The six month comparison is also affected by accrual recorded in March 2000 to reflect excess pumping assessments associated with increased pumping in SCW's San Dimas and San Gabriel customer service areas. Excess groundwater production assessments are offset through the balancing account and will be recovered in future offset rate increases. See the section entitled "Regulatory Matters" for more information.

         A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. Registrant currently has a net under-collected position. A net under-collection of balancing accounts for the three, six and twelve months ended June 30, 2000 reflects previously discussed increase in energy demand charges and excess pumping penalty accruals. As compared to the twelve months ended June 30, 1999, the effect of increased energy demand charges for the twelve months ended June 2000 was partially offset by new rates effective January 1999 authorized to implement new supply costs and to increase collection of previously under-collected costs. The WRD refunds for the periods ending June 1999 as discussed previously also helped to decrease previously under-collected supply costs in 1999.

         Other operating expenses increased by 12.9%, 11.4% and 10.9% for the three, six and twelve months ended June 30, 2000, respectively, as compared to the same periods of last year. The increases were due to increased costs for water treatment, increased accruals for uncollectible accounts resulting from the increased revenues and increases in labor and billing costs due to additional billing and customer service contracts obtained by ASUS.

         Administrative and general expenses decreased by 18.6% and 13.4% for the three and six months ended June 30, 2000, respectively, as compared to the same period ended June 30, 1999 due primarily to reduced reserves for litigation booked in 2000 and a reduction in pension expenses. As compared to the twelve months ended June 30, 1999, administrative and general expenses increased by 7.1% due to higher regulatory commission fees resulting from increased revenues, accruals related to employees benefits and increased consulting services. See the section entitled "Legal Proceedings" for more information.

         Depreciation expense increased by 12.6%, 10.4% and 6.6%, respectively, for the three, six and twelve months ended June 30, 2000 reflecting, among other things, the effects of recording approximately $52 million in net plant additions during 1999, depreciation on which began in January 2000. In addition, amortization of start-up and organizational costs associated with the formation of AWR was reflected in the twelve months ended June 30, 1999. There were no similar amortization costs for the twelve months ended June 30, 2000.

         As compared to the three, six and twelve months ended June 30, 1999, maintenance expense increased by 54.8%, 35.1% and 49.3%, respectively, due to increased maintenance on Registrant's water supply sources and maintenance of water mains. The comparisons are also largely affected by the timing differences in carrying out maintenance projects. Registrant incurred significant maintenance expense in the fourth quarter of 1999 as Registrant focused on capital projects during the first part of 1999. The wet weather conditions during 1998 also hampered planned maintenance activities, thereby impacting maintenance for the twelve months ended June 30, 1999.

         Taxes on income decreased by 3.6% for the three months, and increased by 0.4% and 10.7% for the six and twelve months ended June 30, 2000, respectively, as compared to the three, six and twelve months ended June 30, 1999 due to a higher effective tax rate resulting from the turn-around of depreciation-related temporary differences, the benefits of which were previously flowed-through for rate-making purposes. The three and six-month comparisons were also affected by lower pre-tax operating income.

         Other taxes increased by 7.8%, 9.3% and 8.6%, respectively, for the three, six and twelve months ended June 30, 2000, respectively, as compared to the same periods last year reflecting increased franchise fee payments resulting from higher revenues, increased property taxes due to higher property valuation assessments, and increased payroll taxes due to higher labor and labor-related costs.

         As compared to the same periods ended June 30, 1999, other income for the three, six and twelve months ended June 30, 2000 was lower. The decrease was due to the effect of recording the State Water Project entitlement with a value of approximately $9.5 million, amortization on which began January 2000. The twelve-month comparison was affected by the flow-through of tax benefits related to refinancing of long-term debt in December 1998. There were no similarly flowed-through tax benefits for the twelve months ended June 2000. See the section entitled "Rates and Regulation" for more information.

         Interest expense increased by 18.2%, 14.9% and 18.2%, respectively, for the three, six and twelve months ended June 30, 2000 as compared to the three, six and twelve months ended June 30, 1999, primarily due to additional short-term borrowing to finance construction expenditures. The issuance of $40 million in long-term debt in January 1999 also affected the twelve-month comparison.

LIQUIDITY AND CAPITAL RESOURCES

         AWR funds its operating expenses, dividends on its outstanding Common and Preferred Shares, and makes its mandatory sinking fund payments, principally through dividends from SCW. AWR has filed a Registration Statement with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. The proceeds will be used primarily for investment in its subsidiaries. No securities had been issued under this Registration Statement as of June 30, 2000, although Registrant anticipates completion of an equity offering during the third quarter of 2000.

         SCW funds the majority of its operating expenses, interest payments on its debt and dividends on its outstanding Common Shares through internal sources. SCW continues to rely on external sources, including short-term bank borrowing, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

         Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $47 million as of June 30, 2000, of which a total of $37 million was outstanding. SCW routinely employs short-term bank borrowing as an interim financing source prior to funding capital expenditures on a long-term basis.

         In 1998, SCW filed a Registration Statement with the SEC for issuance, from time to time, of up to $60 million in long-term debt. As of June 30, 2000, $20 million was available for issuance.

         SCW's construction program is designed to ensure its customers high quality service. SCW maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW's Board of Directors has approved anticipated net capital expenditures of approximately $55.4 million for 2000. Of the amount authorized, $17.9 million has incurred as of June 30, 2000.

         Neither AWR nor ASUS have material capital commitments; however, ASUS actively seeks opportunities to own, lease or operate municipal water and wastewater systems, which may involve significant capital commitments.

WATER SUPPLY

         For the three months ended June 30, 2000, SCW supplied a total of 23,954,000 ccf of water as compared to 21,359,000 ccf for the three months ended June 30, 1999. Of the total 23,954,000 ccf of water supplied during the second quarter of 2000, approximately 55.8% came from pumped sources and 41.7% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. The remaining 2.5% of total supply came from the United States Bureau of Reclamation (the "Bureau) under a no-cost contract. For the three months ended June 30, 1999, 60.1%, 38.3%, and 1.6% was supplied from pumped sources, purchased from MWD and the Bureau, respectively.

         For the six months ended June 30, 2000, SCW supplied a total of 40,495,000 ccf of water, 57.7% of which came from pumped sources, 40.8% was purchased and the remaining amount was supplied by the Bureau. During the six months ended June 30, 1999, SCW produced 37,477,000 ccf of water. Of this amount 61.0% came from pumped sources, 38.1% was purchased and the remainder was provided by the Bureau.

         During the twelve months ended June 30, 2000, SCW supplied 88,346,000 ccf of water as compared to 83,219,000 ccf supplied during the twelve months ended June 30, 1999. During the twelve months ended June 30, 2000, pumped sources provided 56.8% of total supply, 41.4% was purchased from MWD and its member agencies. The remaining 1.8% of total supply came from the Bureau. For the twelve months ended June 30, 1999, 60.5%, 39.0% and 0.5%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

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

         Registrant's water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. Registrant's water supplies remain adequate to meet anticipated requirements. State reservoirs are at 86% of capacity, which is 113% of average for this time of year. Although overall groundwater conditions remain at adequate levels, certain of SCW's groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, have caused increased reliance on purchased water in its supply mix.

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

         GRC step increase for Metropolitan CSA and General Office Allocation step increases for Arden-Cordova, Bay Point, Simi Valley and Santa Maria CSAs were effective beginning January, 2000. Step increase for Ojai became effective April 23, 2000. Attrition increases for Arden-Cordova and Bay Point CSAs were also in effect beginning January 2000.

         Effective June 27, 2000, SCW was authorized by the CPUC to implement new increased rates for four water ratemaking districts in SCW's Region III and to combine tariff schedules into regional rates for the customer service areas that make up SCW's Region III. Despite the delay, which resulted in a loss of approximately $1.4 million in revenues for the six months ended June 30, 2000, the new rates are anticipated to generate approximately $2.5 million in additional revenues during the third and fourth quarters of 2000.

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

         SCW has applications pending to provide water and wastewater services to a new housing development in Orange County and to provide water services to a new housing development in San Luis Obispo County. The hearing examiner assigned to SCW's application for the new housing development in Orange County has recommended approval of the application. A final decision by the CPUC is expected in the fourth quarter of 2000. Hearings on the application for the new housing development in San Luis Obispo County are scheduled for December 2000. A final decision by the CPUC is expected in the second quarter of 2001.

         On July 6, 2000, the CPUC concluded its Order Instituting Rulemaking on its own motion to set rules and to provide guidelines for the privatization and excess capacity as it relates to investor owned water companies, including Registrant. The CPUC's order establishes a mechanism for sharing gross revenues, after pass-through of certain expenses, between customers of SCW and shareholders of Registrant. The order also requires water utilities, including Registrant, to file an advice letter with the CPUC for approval of services that utilize, in whole or in part, assets or employees reflected in the utility's revenue requirements.

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

         Proposed Enhanced Surface Water Treatment Rule

         On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule (ESWTR), which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPA's Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA has adopted an Interim ESWTR applicable only to systems serving greater than 10,000 persons. On April 10, 2000, EPA published the proposed Long Term 1 Enhanced Surface Water Treatment Rule and Filter Backwash Rule (LT1FBR) in the Federal Register. This proposed rule will apply to each of SCW's five surface water treatment plants and basically extends the requirements of the ESWTR to systems serving less than 10,000 persons and will require some systems to institute changes to the return of recycle filter backwash flows within the treatment process to reduce the effects of recycle on compromising microbial control. Registrant is presently unable to predict the ultimate impact of the LT1FBR, but it is anticipated that all five plants will achieve compliance within the three year to five-year time frames identified by EPA.

         Regulation of Disinfection/Disinfection By-Products

         Registrant is also subject to the new regulations concerning disinfection/disinfection by-products (DBP's), Stage I of which regulations were effective in November, 1998 with full compliance required by 2001. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. Two of SCW's systems are immediately impacted by this rule. SCW implemented modifications to the treatment process in its Bay Point and Cordova systems. It is anticipated that both systems will be in full compliance by 2001. A third SCW plant will require treatment modifications in order to comply with this rule. The Registrant is preparing to conduct studies in Calipatria to determine the best treatment methods to comply with this rule.

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

         Ground Water Rule

         On May 10, 2000, the EPA published the proposed Ground Water Rule
(GWR), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule will apply to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems, source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifer or have detected fecal indicators within the system's distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. The GWR is scheduled to be issued as a final regulation in November 2000. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, Registrant does not believe that such regulations will impose significant compliance costs, since SCW already currently engages in disinfection of its groundwater systems.

         Regulation of Radon and Arsenic

         Registrant expects to be subject to new regulations regarding radon and arsenic. It is anticipated that the EPA will propose a reduction in the federal standard on arsenic from 50 parts per billion (ppb) to 5 ppb. The proposed arsenic rule was published in the Federal Register on June 22, 2000. EPA proposed 5 ppb as the lead regulatory option, but will take comments on 3 ppb and 10 ppb options as well. Compliance with an MCL of 5 ppb will require Registrant to implement costly well-head treatment remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance, for blending with well sources.

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

         In February 1998, SCW was informed that nitrosodimethylamine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Arden-Cordova system. The wells have been removed from service. Another well was also been removed from service in end of September 1999 due to the contamination. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corp. Aerojet-General Corp. has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source(s) of water supply in SCW's Arden-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of two new wells. As of June 30, 2000, Aerojet-General Corp. has previously reimbursed Registrant $4.5 million. The remainder of the costs is subject to further reimbursement, including interest. The reimbursement from Aerojet-General Corp. reduces SCW's utility plant and costs of purchased water.

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

         Matters Relating to Culver City System

         The compound, methyl tertiary butyl ether (MTBE), an oxygenate used in reformulated fuels, has been detected in the Charnock Basin, located in the city of Santa Monica and within SCW's Culver City customer service area. MTBE is an oxygenate used in reformulated fuels. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, SCW removed two of its wells in the Culver City system from service in October 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells has been found to be contaminated with MTBE. SCW is purchasing water from the MWD at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

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

         Matters Relating to Yorba Linda System

         The compound, MTBE, has been detected in three wells serving SCW's Yorba Linda system. Two of the wells are standby wells and the third well has not shown MTBE above the DOHS secondary standard of 5.0 ppb at this time. SCW has constructed an interconnection with the Metropolitan Water District of Southern California to provide for additional supply in the event the third well experienced levels of detection in excess of the DOHS standard.

         SCW has met with the Regional Water Quality Control Board, the Orange County Water District, the City of Anaheim, the California Department of Health Services and three potentially responsible parties (PRP's) to define the extent of the MTBE contamination plume and assess the contribution from the PRP's. While there have not been significant disruptions to the water supply in Yorba Linda at this point in time, no assurances can be given that MTBE contamination will not increase in the future.

         Bear Valley Electric

         SCW has been, in conjunction with the Southern California Edison unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements. The 115kv Project is subject to an environmental impact report (EIR) and delays in approval of the EIR may impact service in SCW's Bear Valley Electric Service customer service area. SCW has, however, taken other measures, that will be enacted on an emergency basis, to meet load growth and mitigate delays in approval of the EIR. In addition, third parties willing to construct gas-fired generating facilities, sufficient to meet the peaking and future capacity needs of Bear Valley Electric, in exchange for a long-term purchase contract have approached SCW. Management is unable at this time to predict if such an arrangement will be economically beneficial to customers or if the generating facility can meet all environmental requirements.

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

Litigation

         SCW has recently been sued in twelve water-quality related lawsuits:

         - a suit filed on April 24, 1997 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site

         - a suit filed on July 29, 1997 alleging personal injury and property damage as a result of the delivery contaminated of water; few of our systems are located in the geographical area covered by this suit

         - a suit filed on December 8, 1997 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

         - a suit filed on February 2, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

         - a suit filed on February 4, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

         - a suit filed in March 2, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

         - a suit filed on June 29, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

         - two suits filed on July 30, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

         - a suit filed on December 3, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

         - a suit filed on July 22, 1999 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

         - a suit filed on May 16, 2000 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

         On September 1, 1999, the First District Court of Appeal in San Francisco, held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits against water utilities, including seven of the lawsuits against SCW. On October 11, one group of plaintiffs appealed the decision to the California Supreme Court, which has accepted the petition. Management cannot predict the outcome of the proceeding.

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

         The CPUC has authorized a memorandum account for legal expenses incurred by water utilities, including SCW, in the water quality lawsuits. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of June 30, 2000, Registrant had incurred $878,000 in the OII-related memorandum account.

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

         -  the OII

         - applications filed by SCW to increase rates and consolidate all of its Region I rate-making jurisdictions

         - an advice letter filed to seek recovery of capital expenditures associated with Y2K readiness

         - new guidelines under consideration by the CPUC for the acquisition and merger of water utilities and for privatization transactions

         - new guidelines issued by the CPUC for the use of regulated assets for non-regulated activities

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

         In certain circumstances, we may recover these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination. As of June 30, 2000, Aerojet General Corp.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         SCW is a defendant in twelve lawsuits involving claims pertaining to water quality. Nine of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of the State of California; three of the lawsuits involve a customer service area located in Sacramento County in northern California. See the section entitled "Risk Factor Summary" for more information.

         On September 1, 1999, the First District Court of Appeal in San Francisco, in a published opinion entitled Hartwell Corporation v. The Superior Court of Ventura County (Hartwell), held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits pertaining to water quality filed against water utilities, including SCW. Seven lawsuits against SCW have been ordered for dismissal by the state Court of Appeals -- the Adler (Case No. 1), Santamaria (Case No. 2), Anderson (Case No. 3), Dominguez (Case No. 4), Celi (Case No. 5), Boswell (Case No. 6), and Demciuc (Case No. 7) Matters. On October 11, 1999, one group of plaintiffs has appealed to the California Supreme Court, which has accepted the case. Management is unable to predict the outcome of this proceeding but, in any event, does not anticipate a decision prior to the fourth quarter of 2001.

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

         In December 1997 SCW was named a defendant in the matter of Nathaniel Allen, Jr., et al. v. Aerojet-General Corporation, et al. (Case No. 10), which was filed in Sacramento Superior Court. The complaint makes claims based on wrongful death, personal injury, property damage as a result of nuisance and trespass, medical monitoring, and diminution of property values (the Allen Matter). Plaintiffs allege that SCW and other defendants have delivered water to plaintiffs which allegedly is, or has been in the past, contaminated with a number of chemicals, including TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other, unnamed, chemicals. SCW filed Demurrers and Motion to Strike in this matter on June 5, 1998. A stay of all proceeding in the Allen matter is in effect pending the outcome of the California Supreme Court's proceeding in the Hartwell case.

         In March 1998, SCW was named a defendant in the matter of Daphne Adams, et al. v. Aerojet General, et al. (Case No. 11) that was filed in Sacramento Superior Court (the Adams Matter). The complaint makes claims based on negligence, strict liability, trespass, public nuisance, private nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, violation of California Business and Professions Code section 17200 et seq., intentional infliction of emotional distress, intentional spoilage of evidence, negligent destruction of evidence needed for prospective civil litigation, wrongful death and medical monitoring. Plaintiffs seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, injunctive and restitutionary relief, disgorged profits and civil penalties, medical monitoring according to proof and other unspecified relief. SCW filed its Demurrers and Motion to Strike in this matter on June 5, 1998. A stay of all proceeding in the Adams Matter is in effect pending the outcome of the California Supreme Court's proceeding in the Hartwell case.

         In June 2000, SCW was named a defendant in the matter of Wallace Andrew Pennington, et al. v. Aerojet General, et al. (Case No. 12) that was filed in Sacramento Superior Court (the Pennington Matter). The complaint makes claims based on negligence, intentional infliction of emotional distress, strict liability, public liability for ultra hazardous activity and fraudulent concealment. Plaintiffs allege that SCW and other defendants knowingly operated and maintained wells, which provided contaminated drinking water to the surrounding communities. Plaintiffs seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, special damages, according to proof of medical bills and lost wages and lost income as occasioned by personal injury and plaintiff's inability to pursue employment, and other unspecified relief. All councils in the Pennington matter have agreed to a stay in this matter, pending the outcome of the Hartwell case.

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

         On June 10, 1999, the CPUC issued an interim order, which established that the CPUC has jurisdiction to conduct the investigation regarding matters related to water quality over those water utilities subject to its authority. The Administrative Law Judge assigned to the OII has issued a draft decision finding that water utilities, including SCW, have complied with DOHS regulation and requirements. On July 7, 2000, the ALJ's draft decision was bifurcated into two separate draft decisions -a Second Interim Opinion Resolving Substantive Water Quality Issues and a Final Opinion Resolving Motions to Compel Discovery and Motions to Withdraw from Proceeding. SCW is unable to predict whether the draft decisions will be approved in part or in their entirety by the CPUC. SCW anticipates a final decision by the third quarter of 2000.

OTHER LITIGATION

         On October 25, 1999, SCW filed a lawsuit against the California Regional Water Quality Control Board (CRWQCB) alleging that the CRWQCB has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is destroying the underground water supply in SCW's Rancho Cordova customer service area. Management cannot predict the likely of this proceeding.

         In a separate case, also filed on October 25, 1999, SCW sued Aerojet General Corp. for causing the contamination. On March 22, 2000 Aerojet General Corp. filed a cross complaint against SCW for negligence and constituting a public nuisance. Registrant is unable to determine at this time what, if any, potential liability it may have with respect to the cross complaint, but intends to vigorously defend itself against these allegations. Management cannot predict the likely outcome of this proceeding.

         Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject, which are believed to be material.

ITEM 2.   CHANGES IN SECURITIES

         As of June 30, 2000, earned surplus amounted to $62,552,000, none of which was restricted as to payment of cash dividends on Registrant's Common Shares by any terms of Registrant's debt instruments.

         As of June 30, 2000, authorized but unissued Common Shares include 500,000, 71,408 and 250,000 Common Shares reserved for issuance under Registrant's Dividend Reinvestment and Common Share Purchase Program, Investment Incentive Program (401-k) and 2000 Stock Incentive Plan, respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by SCW and for investment purposes by participants. Under the 2000 Stock Incentive Plan, stock options representing 41,990 common shares upon exercise were granted to certain eligible employees on May 1, 2000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No items were submitted during the second quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.18 American States Water Company 2000 Stock Incentive Plan incorporated herein by reference to American States Water Company Form S-8 filing on June 16, 2000. Commission File No. 333- 39428.

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



                          AMERICAN STATES WATER COMPANY
                          and its subsidiary
                          SOUTHERN CALIFORNIA WATER COMPANY



                                       By : /s/ McClellan Harris III        .
                                         ---------------------------------------
                                                       McClellan Harris III
                                                Vice President - Finance,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary




                                       By : /s/ Linda J. Matlick         .
                                         --------------------------------------
                                                    Linda J. Matlick
                                                       Controller
                                            Southern California Water Company



Dated:  July 24, 2000