Form 10-Q
period 2000-09-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2000-11-01
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2000 the number of Common Shares outstanding, No Par Value with Stated Value of $2.50, of American States Water Company was 10,078,038 all of which are listed on the New York Stock Exchange.

As of September 30, 2000, all of the 100 outstanding Common Shares of Southern California Water Company are owned by American States Water Company.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY
                                    FORM 10-Q
                                      INDEX


                                                                                                              PAGE NO.
                                                                                                              --------
PART I       FINANCIAL INFORMATION

Item 1:      Financial Statements                                                                                    1

             Consolidated Balance Sheets of American States Water Company as of
             September 30, 2000 and December 31, 1999                                                            2 - 3

             Consolidated Statements of Income of American States Water Company for
             the Three Months Ended September 30, 2000 and September 30, 1999                                        4

             Consolidated Statements of Income of American States Water Company for
             the Nine Months Ended September 30, 2000 and September 30, 1999                                         5

             Consolidated Statements of Income of American States Water Company for
             the Twelve Months Ended September 30, 2000 and September 30, 1999                                       6

             Consolidated Statements of Cash Flow of American States Water Company for
             The Nine Months Ended September 30, 2000 and September 30, 1999                                         7

             Consolidated Balance Sheets of Southern California Water Company as of
             September 30, 2000 and December 31, 1999                                                            8 - 9

             Consolidated Statements of Income of Southern California Water Company for
             the Three Months Ended September 30, 2000 and September 30, 1999                                       10

             Consolidated Statements of Income of Southern California Water Company for
             the Nine Months Ended September 30, 2000 and September 30, 1999                                        11

             Consolidated Statements of Income of Southern California Water Company for
             the Twelve Months Ended September 30, 2000 and September 30, 1999                                      12

             Consolidated Statements of Cash Flow of Southern California Water Company for
             the Nine Months Ended September 30, 2000 and September 30, 1999                                        13

             Notes to Financial Statements                                                                     14 - 16

Item 2:      Management's Discussion and Analysis of Financial Condition and Results of Operation              17 - 32

Item 3:      Quantitative and Qualitative Disclosures About Market Risks                                            32

PART II      OTHER INFORMATION

Item 1:      Legal Proceedings                                                                                 32 - 35

Item 2:      Changes in Securities                                                                                  35

Item 3:      Defaults Upon Senior Securities                                                                        35

Item 4:      Submission of Matters to a Vote of Security Holders                                                    35

Item 5:      Other Information                                                                                      35

Item 6:      Exhibits and Reports on Form 8-K 35                                                                    35

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

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            2000              1999
                                                        ------------      -----------
                                                         (Unaudited)
UTILITY PLANT, at cost                                          (in thousands)
  Water ...........................................       $ 548,857        $ 532,007
  Electric ........................................          36,532           36,349
                                                          ---------        ---------

                                                            585,389          568,356
  Less - Accumulated depreciation .................        (163,076)        (151,733)
                                                          ---------        ---------

                                                            422,313          416,623
  Construction work in progress ...................          48,700           32,972
                                                          ---------        ---------

                                                            471,013          449,595
                                                          ---------        ---------

OTHER PROPERTY AND INVESTMENTS ....................          11,418           10,583
                                                          ---------        ---------

CURRENT ASSETS
  Cash and cash equivalents .......................           4,205            2,189
  Accounts receivable -
    Customers, less reserves of $783
      in 2000 and $487 in 1999 ....................          12,365           10,135
    Other .........................................           4,880            4,347
  Unbilled revenue ................................          14,160           11,345
  Materials and supplies, at average cost .........           1,268            1,153
  Supply cost balancing accounts ..................           8,072            4,774
  Prepayments and other ...........................           4,483            4,851
  Accumulated deferred income taxes - net .........           5,048            5,546
                                                          ---------        ---------

                                                             54,481           44,340
                                                          ---------        ---------

DEFERRED CHARGES
  Regulatory tax-related assets ...................          18,440           19,941
  Other deferred charges ..........................          10,819            8,722
                                                          ---------        ---------
                                                             29,259           28,663
                                                          ---------        ---------

                                                          $ 566,171        $ 533,181
                                                          ---------        ---------


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                            2000              1999
                                                          ---------        ---------
                                                         (Unaudited)
                                                                (in thousands)
CAPITALIZATION
  Common shareholders' equity .....................       $ 192,917        $ 158,846
  Preferred shares ................................           1,600            1,600
  Preferred shares subject to mandatory
    redemption requirements .......................             360              360
  Long-term debt ..................................         167,163          167,363
                                                          ---------        ---------

                                                            362,040          328,169
                                                          ---------        ---------


CURRENT LIABILITIES
  Notes payable to banks ..........................          14,000           21,000
  Long-term debt and preferred shares
    due within one year ...........................             260              340
  Accounts payable ................................          13,200           13,777
  Taxes payable ...................................           8,098            5,432
  Accrued interest ................................           3,387            1,584
  Other accrued liabilities .......................          13,369           12,832
                                                          ---------        ---------

                                                             52,314           54,965
                                                          ---------        ---------


OTHER CREDITS
  Advances for construction .......................          57,924           57,485
  Contributions in aid of construction ............          39,302           38,895
  Accumulated deferred income taxes - net .........          49,412           48,302
  Unamortized investment tax credits ..............           2,996            3,064
  Regulatory tax-related liability ................           1,828            1,861
  Other ...........................................             355              440
                                                          ---------        ---------

                                                            151,817          150,047
                                                          ---------        ---------

                                                          $ 566,171        $ 533,181
                                                          ---------        ---------


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                        ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                          --------------------------
                                                            2000              1999
                                                          ---------        ---------
                                                            (in thousands, except
                                                              per share amounts)
OPERATING REVENUES
    Water .........................................       $  51,510        $  48,250
    Electric ......................................           3,493            3,240
    Other .........................................             245              107
                                                          ---------        ---------
                                                             55,248           51,597
                                                          ---------        ---------
OPERATING EXPENSES
    Water purchased ...............................          13,594           12,628
    Power purchased for pumping ...................           2,509            2,127
    Power purchased for resale ....................           3,213            1,629
    Groundwater production assessment .............           1,524            1,832
    Supply cost balancing accounts ................          (1,865)            (332)
    Other operating expenses ......................           4,322            3,783
    Administrative and general expenses ...........           6,210            6,792
    Depreciation ..................................           3,666            3,380
    Maintenance ...................................           2,226            2,064
    Taxes on income ...............................           6,291            5,705
    Other taxes ...................................           1,767            1,723
                                                          ---------        ---------
                                                             43,457           41,331
                                                          ---------        ---------

    Operating income ..............................          11,791           10,266
OTHER INCOME/(LOSS) ...............................             108              150
                                                          ---------        ---------

    Income before interest charges ................          11,899           10,416
INTEREST CHARGES ..................................           3,681            3,726
                                                          ---------        ---------

NET INCOME ........................................           8,218            6,690
DIVIDENDS ON PREFERRED SHARES .....................             (22)             (22)
                                                          ---------        ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ........       $   8,196        $   6,668
                                                          =========        =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .....           9,516            8,958
                                                          =========        =========
Basic Earnings Per Common Share ...................       $    0.86        $    0.74
                                                          =========        =========

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES .........           9,562              N/A
                                                          =========        =========
Diluted earnings per share ........................       $    0.86              N/A
                                                          =========        =========

Dividends Declared Per Common Share ...............       $    0.32        $    0.32
                                                          =========        =========

   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          --------------------------
                                                            2000              1999
                                                          ---------        ---------
                                                             (in thousands, except
                                                               per share amounts)
OPERATING REVENUES
    Water .........................................       $ 128,185        $ 119,673
    Electric ......................................          10,660            9,931
    Other .........................................             580              241
                                                          ---------        ---------
                                                            139,425          129,845
                                                          ---------        ---------
OPERATING EXPENSES
    Water purchased ...............................          32,472           26,946
    Power purchased for pumping ...................           5,559            5,140
    Power purchased for resale ....................           6,792            5,150
    Groundwater production assessment .............           5,797            5,520
    Supply cost balancing accounts ................          (3,299)            (453)
    Other operating expenses ......................          12,553           11,170
    Administrative and general expenses ...........          18,122           20,544
    Depreciation ..................................          11,275           10,270
    Maintenance ...................................           7,371            5,874
    Taxes on income ...............................          12,004           11,395
    Other taxes ...................................           5,260            4,918
                                                          ---------        ---------
                                                            113,906          106,474
                                                          ---------        ---------

    Operating income ..............................          25,519           23,371
OTHER INCOME/(LOSS) ...............................              67              409
                                                          ---------        ---------

    Income before interest charges ................          25,586           23,780
INTEREST CHARGES ..................................          10,553            9,707
                                                          ---------        ---------

NET INCOME ........................................          15,033           14,073
DIVIDENDS ON PREFERRED SHARES .....................             (64)             (66)
                                                          ---------        ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ........       $  14,969        $  14,007
                                                          =========        =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .....           9,145            8,958
                                                          =========        =========
Basic Earnings Per Common Share ...................       $    1.64        $    1.56
                                                          =========        =========

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES .........           9,171              N/A
                                                          =========        =========
Diluted earnings per share ........................       $    1.63              N/A
                                                          =========        =========

Dividends Declared Per Common Share ...............       $    0.96        $    0.96
                                                          =========        =========

   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                        ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                            TWELVE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          --------------------------
                                                            2000              1999
                                                          ---------        ---------
                                                            (in thousands, except
                                                               per share amounts)
OPERATING REVENUES
    Water .........................................       $ 168,205        $ 152,355
    Electric ......................................          14,066           13,301
    Other .........................................             730              290
                                                          ---------        ---------
                                                            183,001          165,946
                                                          ---------        ---------
OPERATING EXPENSES
    Water purchased ...............................          41,669           33,251
    Power purchased for pumping ...................           7,812            7,245
    Power purchased for resale ....................           8,761            6,399
    Groundwater production assessment .............           7,447            7,545
    Supply cost balancing accounts ................          (3,318)             630
    Other operating expenses ......................          16,977           14,762
    Administrative and general expenses ...........          26,179           26,635
    Depreciation ..................................          14,655           13,219
    Maintenance ...................................          11,296            7,753
    Taxes on income ...............................          13,954           13,041
    Other taxes ...................................           6,906            6,436
                                                          ---------        ---------
                                                            152,338          136,916
                                                          ---------        ---------

    Operating income ..............................          30,663           29,030
OTHER INCOME/(LOSS) ...............................             189            1,257
                                                          ---------        ---------

    Income before interest charges ................          30,852           30,287
INTEREST CHARGES ..................................          13,790           12,576
                                                          ---------        ---------

NET INCOME ........................................          17,062           17,711
DIVIDENDS ON PREFERRED SHARES .....................             (86)             (88)
                                                          ---------        ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ........       $  16,976        $  17,623
                                                          =========        =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .....           9,098            8,958
                                                          =========        =========
Basic Earnings Per Common Share ...................       $    1.87        $    1.97
                                                          =========        =========

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES .........           9,117              N/A
                                                          =========        =========
Diluted earnings per share ........................       $    1.86              N/A
                                                          =========        =========

Dividends Declared Per Common Share ...............       $    1.28        $   1.275
                                                          =========        =========



   The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   ------------------------
                                                                     2000            1999
                                                                   --------        --------
                                                                        (in thousands)
CASH FLOWS FROM -
  Operating Activities:
     Net income ............................................       $ 15,033        $ 14,073
    Adjustments for non-cash items:
    Depreciation and amortization ..........................         11,856          10,667
      Deferred income taxes and
        investment tax credits .............................          3,008           1,701
      Other - net ..........................................         (1,220)         (2,308)
    Changes in assets and liabilities:
      Accounts receivable ..................................         (2,230)         (3,295)
      Prepayments ..........................................            368             796
      Supply cost balancing accounts .......................         (3,298)           (454)
      Accounts payable .....................................           (577)          3,281
      Taxes payable ........................................          2,666           3,257
      Unbilled revenue .....................................         (2,815)         (3,821)
      Other ................................................          1,692           5,383
                                                                   --------        --------
        Net Cash Provided ..................................         24,483          29,280
                                                                   --------        --------

Investing Activities:
   Construction expenditures ...............................        (33,275)        (32,646)
                                                                   --------        --------
         Net Cash Used .....................................        (33,275)        (32,646)
                                                                   --------        --------

  Financing Activities:
    Issuance of securities .................................         28,057          39,968
    Receipt of advances and contributions ..................          1,866           3,564
    Repayments of long-term debt, net of
      redemption of preferred shares .......................           (280)           (309)
    Refunds on  advances for construction ..................         (2,817)         (1,333)
    Changes in notes payable to banks ......................         (7,000)        (27,000)
    Common and preferred dividends paid ....................         (9,018)         (8,665)
                                                                   --------        --------
         Net Cash Provided .................................         10,808           6,225
                                                                   --------        --------

  Net Increase (Decrease) in Cash and Cash Equivalents .....          2,016           2,859

  Cash and Cash Equivalents, Beginning of period ...........          2,189             620
                                                                   --------        --------

  Cash and Cash Equivalents, End of period .................       $  4,205        $  3,479
                                                                   ========        ========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2000             1999
                                                              ---------        ---------
                                                             (Unaudited)
UTILITY PLANT, at cost                                              (in thousands)

  Water ...............................................       $ 548,857        $ 532,007
  Electric ............................................          36,532           36,349
                                                              ---------        ---------

                                                                585,389          568,356
  Less - Accumulated depreciation .....................        (163,076)        (151,733)
                                                              ---------        ---------

                                                                422,313          416,623
  Construction work in progress .......................          48,700           32,972
                                                              ---------        ---------

                                                                471,013          449,595
                                                              ---------        ---------

OTHER PROPERTY AND INVESTMENTS ........................           9,811           10,233
                                                              ---------        ---------

CURRENT ASSETS
  Cash and cash equivalents ...........................           3,437            2,020
  Accounts receivable -
    Customers, less reserves of $783
      in 2000 and $487 in 1999 ........................          12,368           10,135
    Other .............................................           4,790            4,275
  Intercompany receivable .............................              --               --
  Unbilled revenue ....................................          14,160           11,345
  Materials and supplies, at average cost .............           1,268            1,153
  Supply cost balancing accounts ......................           8,072            4,774
  Prepayments and other ...............................           4,483            4,851
  Accumulated deferred income taxes - net .............           5,068            5,573
                                                              ---------        ---------

                                                                 53,646           44,126
                                                              ---------        ---------

DEFERRED CHARGES
  Regulatory tax-related assets .......................          18,440           19,941
  Other deferred charges ..............................          10,694            8,599
                                                              ---------        ---------
                                                                 29,134           28,540
                                                              ---------        ---------

                                                              $ 563,604        $ 532,494
                                                              =========        =========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                       SEPTEMBER 30,  DECEMBER 31,
                                                          2000           1999
                                                       -------------  ------------
                                                         (Unaudited)
                                                               (in thousands)
CAPITALIZATION
  Common shareholders' equity ....................       $165,289       $160,023
  Long-term debt .................................        167,163        167,363
                                                         --------       --------

                                                          332,452        327,386
                                                         --------       --------


CURRENT LIABILITIES
  Notes payable to banks .........................         14,000         21,000
  Long-term debt and preferred shares
    due within one year ..........................            260            340
  Accounts payable ...............................         12,940         13,619
  Intercompany payable ...........................         27,261             --
  Taxes payable ..................................          8,258          5,700
  Accrued interest ...............................          3,387          1,584
  Other accrued liabilities ......................         13,232         12,818
                                                         --------       --------

                                                           79,338         55,061
                                                         --------       --------


OTHER CREDITS
  Advances for construction ......................         57,924         57,485
  Contributions in aid of construction ...........         39,302         38,895
  Accumulated deferred income taxes - net ........         49,412         48,302
  Unamortized investment tax credits .............          2,996          3,064
  Regulatory tax-related liability ...............          1,828          1,861
  Other ..........................................            352            440
                                                         --------       --------

                                                          151,814        150,047
                                                         --------       --------

                                                         $563,604       $532,494
                                                         ========       ========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                        ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                         ($ in thousands, except
                                                            per share amounts)
OPERATING REVENUES
    Water ........................................       $ 51,509       $ 48,250
    Electric .....................................          3,493          3,240
                                                         --------       --------

                                                           55,002         51,490
                                                         --------       --------
OPERATING EXPENSES
    Water purchased ..............................         13,594         12,628
    Power purchased for pumping ..................          2,508          2,127
    Power purchased for resale ...................          3,213          1,629
    Groundwater production assessment ............          1,524          1,832
    Supply cost balancing accounts ...............         (1,865)          (332)
    Other operating expenses .....................          4,235          3,758
    Administrative and general expenses ..........          6,224          6,639
    Depreciation .................................          3,666          3,380
    Maintenance ..................................          2,216          2,064
    Taxes on income ..............................          6,225          5,728
    Other taxes ..................................          1,765          1,723
                                                         --------       --------

                                                           43,305         41,176
                                                         --------       --------

    Operating income .............................         11,697         10,314
OTHER INCOME/(LOSS) ..............................            (51)           149
                                                         --------       --------

    Income before interest charges ...............         11,646         10,463
INTEREST CHARGES .................................          3,681          3,725
                                                         --------       --------

NET INCOME .......................................          7,965          6,738
DIVIDENDS ON PREFERRED SHARES ....................             --             --
                                                         --------       --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......       $  7,965       $  6,738
                                                         ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....            100            100
                                                         ========       ========

Basic Earnings Per Common Share ..................       $ 79,650       $ 67,380
                                                         ========       ========

Dividends Declared Per Common Share ..............       $ 33,000       $ 29,000
                                                         ========       ========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                         ($ in thousands, except
                                                            per share amounts)
OPERATING REVENUES
    Water ........................................       $128,185       $119,673
    Electric .....................................         10,660          9,931
                                                         --------       --------

                                                          138,845        129,604
                                                         --------       --------
OPERATING EXPENSES
    Water purchased ..............................         32,472         26,946
    Power purchased for pumping ..................          5,559          5,140
    Power purchased for resale ...................          6,792          5,150
    Groundwater production assessment ............          5,797          5,520
    Supply cost balancing accounts ...............         (3,299)          (453)
    Other operating expenses .....................         12,325         11,122
    Administrative and general expenses ..........         17,815         20,235
    Depreciation .................................         11,275         10,136
    Maintenance ..................................          7,348          5,872
    Taxes on income ..............................         11,997         11,472
    Other taxes ..................................          5,254          4,916
                                                         --------       --------

                                                          113,335        106,056
                                                         --------       --------

    Operating income .............................         25,510         23,548
OTHER INCOME/(LOSS) ..............................            (92)           385
                                                         --------       --------

    Income before interest charges ...............         25,418         23,933
INTEREST CHARGES .................................         10,553          9,707
                                                         --------       --------

NET INCOME .......................................         14,865         14,226
DIVIDENDS ON PREFERRED SHARES ....................             --             --
                                                         --------       --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......       $ 14,865       $ 14,226
                                                         ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....            100            100
                                                         ========       ========

Basic Earnings Per Common Share ..................       $148,650       $142,260
                                                         ========       ========

Dividends Declared Per Common Share ..............       $ 96,000       $ 90,400
                                                         ========       ========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                        ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                          TWELVE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                         ($ in thousands, except
                                                            per share amounts)
OPERATING REVENUES
    Water ........................................       $168,205       $152,355
    Electric .....................................         14,066         13,301
                                                         --------       --------

                                                          182,271        165,656
                                                         --------       --------
OPERATING EXPENSES
    Water purchased ..............................         41,669         33,251
    Power purchased for pumping ..................          7,812          7,245
    Power purchased for resale ...................          8,761          6,399
    Groundwater production assessment ............          7,447          7,545
    Supply cost balancing accounts ...............         (3,318)           630
    Other operating expenses .....................         16,679         14,694
    Administrative and general expenses ..........         25,657         26,224
    Depreciation .................................         14,655         12,952
    Maintenance ..................................         11,270          7,750
    Taxes on income ..............................         13,998         13,301
    Other taxes ..................................          6,901          6,434
                                                         --------       --------

                                                          151,531        136,425
                                                         --------       --------

    Operating income .............................         30,740         29,231
OTHER INCOME .....................................             31          1,589
                                                         --------       --------

    Income before interest charges ...............         30,771         30,820
INTEREST CHARGES .................................         13,790         12,576
                                                         --------       --------

NET INCOME .......................................         16,981         18,244
DIVIDENDS ON PREFERRED SHARES ....................             --             --
                                                         --------       --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......       $ 16,981       $ 18,244
                                                         ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....            100            100
                                                         ========       ========

Basic Earnings Per Common Share ..................       $169,810       $182,440
                                                         ========       ========

Dividends Declared Per Common Share ..............       $126,000       $118,837
                                                         ========       ========


   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   ------------------------
                                                                     2000            1999
                                                                   --------        --------
                                                                        (in thousands)
CASH FLOWS FROM
  Operating Activities:
     Net income ............................................       $ 14,865        $ 14,226
    Adjustments for non-cash items:
    Depreciation and amortization ..........................         11,856          10,533
      Deferred income taxes and
        investment tax credits .............................          3,015           1,696
      Other - net ..........................................             36          (2,563)
    Changes in assets and liabilities:
      Accounts receivable ..................................         (2,233)         (3,186)
      Prepayments ..........................................            368             796
      Supply cost balancing accounts .......................         (3,298)           (454)
      Accounts payable .....................................           (675)          5,238
      Intercompany Payable .................................         27,257              --
      Taxes payable ........................................          2,558           3,265
      Unbilled revenue .....................................         (2,815)         (3,821)
      Other ................................................          1,588           3,400
                                                                   --------        --------
        Net Cash Provided ..................................         52,522          29,130
                                                                   --------        --------

Investing Activities:
   Construction expenditures ...............................        (33,274)        (32,511)
                                                                   --------        --------
         Net Cash Used .....................................        (33,274)        (32,511)
                                                                   --------        --------

  Financing Activities:
    Issuance of securities .................................             --          39,968
    Receipt of advances and contributions ..................          1,866           3,564
    Repayments of long-term debt, net of
      redemption of preferred shares .......................           (280)           (310)
    Refunds on  advances for construction ..................         (2,817)         (1,333)
    Changes in notes payable to banks ......................         (7,000)        (27,000)
    Common and preferred dividends paid ....................         (9,600)         (9,040)
                                                                   --------        --------
         Net Cash Provided (Used) ..........................        (17,831)          5,849
                                                                   --------        --------

  Net Increase (Decrease) in Cash and Cash Equivalents .....          1,417           2,468

  Cash and Cash Equivalents, Beginning of period ...........          2,020             524
                                                                   --------        --------

  Cash and Cash Equivalents, End of period .................       $  3,437        $  2,992
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

3.      Basic earnings per common share are calculated pursuant to SFAS No. 128
        - Earnings per Share and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Under the American States Water Company 2000 Stock Incentive Plan, stock options representing 45,657 common shares were granted to certain eligible employees on May 1, 2000 and, thus, diluted earnings per share is also shown.

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

(dollars in thousands)                                 For The Three Months Ended September 30, 2000
---------------------------------------------------------------------------------------------------------------
                                                           Water
                                           ---------------------------------------                      Total
                                           Region I      Region II      Region III      Electric         SCW
                                           --------       --------      ----------      --------       --------
Operating revenues                         $  8,755       $ 21,164       $ 21,590       $  3,493       $ 55,002
Operating income before income taxes          2,777          5,628          8,300          1,217       $ 17,922
Identifiable assets                         113,509        149,301        182,114         26,089       $471,013
Depreciation expense                            732          1,200          1,384            350       $  3,666
Capital additions                          $  2,520       $  6,199       $  2,495       $    624       $ 11,838
                                           --------       --------       --------       --------       --------

(dollars in thousands)                                 For The Three Months Ended September 30,1999
---------------------------------------------------------------------------------------------------------------
                                                           Water
                                           ---------------------------------------                      Total
                                           Region I      Region II      Region III      Electric         SCW
                                           --------       --------      ----------      --------       --------
Operating revenues                         $  8,403       $ 19,913       $ 19,936       $  3,240       $ 51,492
Operating income before income taxes          2,874          5,246          6,911          1,011       $ 16,042
Identifiable assets                         105,510        135,086        174,564         25,407       $440,567
Depreciation expense                            684          1,011          1,349            336       $  3,380
Capital additions                          $  3,863       $  5,252       $  3,560       $    578       $ 13,253
                                           --------       --------       --------       --------       --------

(dollars in thousands)                                 For The Nine months Ended September 30, 2000
---------------------------------------------------------------------------------------------------------------
                                                           Water
                                           ---------------------------------------                      Total
                                           Region I      Region II      Region III      Electric         SCW
                                           --------       --------      ----------      --------       --------
Operating revenues                         $ 21,746       $ 56,486       $ 49,953       $ 10,660       $138,845
Operating income before income taxes          5,810         13,279         15,072          3,346       $ 37,507
Identifiable assets                         113,509        149,301        182,114         26,089       $471,013
Depreciation expense                          2,194          3,601          4,429          1,051       $ 11,275
Capital additions                          $  8,284       $ 14,069       $  8,844       $  1,536       $ 32,733
                                           --------       --------       --------       --------       --------

(dollars in thousands)                                 For The Nine months Ended September 30, 1999
---------------------------------------------------------------------------------------------------------------
                                                           Water
                                           ---------------------------------------                      Total
                                           Region I      Region II      Region III      Electric         SCW
                                           --------       --------      ----------      --------       --------
Operating revenues                         $ 20,531       $ 52,584       $ 46,558       $  9,931       $129,604
Operating income before income taxes          5,200         13,016         13,494          3,310       $ 35,020
Identifiable assets                         105,510        135,086        174,564         25,407       $440,567
Depreciation expense                          2,052          3,030          4,046          1,008       $ 10,136
Capital additions                          $  9,621       $ 15,709       $  9,961       $  1,535       $ 36,826

(dollars in thousands)                                 For The Twelve Months Ended September 30, 2000
---------------------------------------------------------------------------------------------------------------
                                                           Water
                                           ---------------------------------------                      Total
                                           Region I      Region II      Region III      Electric         SCW
                                           --------       --------      ----------      --------       --------
Operating revenues                         $ 28,437       $ 74,676       $ 65,091       $ 14,067       $182,271
Operating income before income taxes          7,177         16,104         17,600          3,857       $ 44,738
Identifiable assets                         113,509        149,301        182,114         26,089       $471,013
Depreciation expense                          2,878          4,612          5,778          1,387       $ 14,655
Capital additions                          $ 11,629       $ 20,286       $ 13,396       $  2,173       $ 47,484
                                           --------       --------       --------       --------       --------

(dollars in thousands)                                 For The Twelve Months Ended September 30, 1999
---------------------------------------------------------------------------------------------------------------
                                                           Water
                                           ---------------------------------------                      Total
                                           Region I      Region II      Region III      Electric         SCW
                                           --------       --------      ----------      --------       --------
Operating revenues                         $ 26,485       $ 66,710       $ 59,160       $ 13,301       $165,656
Operating income before income taxes          6,623         15,099         16,361          4,449       $ 42,532
Identifiable assets                         105,510        135,086        174,564         25,407       $440,567
Depreciation expense                          2,691          3,873          5,058          1,330       $ 12,952
Capital additions                          $ 12,097       $ 20,029       $ 14,870       $  1,966       $ 48,962
                                           --------       --------       --------       --------       --------

8. On March 10, 2000, Registrant entered into an agreement to acquire the common stock of Chaparral City Water Company, a privately operated water company serving approximately 10,000 customers in the town of Fountain Hills, Arizona and portions of Scottsdale, Arizona for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. The acquisition will be temporarily funded with a combination of common equity and short-term debt. The transaction closed on October 10, 2000.

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

GENERAL

        American States Water Company (AWR) was incorporated in 1998 in connection with the formation of a holding company by Southern California Water Company (SCW) and became a public company on July 1, 1998. AWR has no material assets other than the common stock of SCW. SCW is a public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the California Public Utilities Commission
(CPUC) and was incorporated on December 31, 1929 under the laws of the State of California. AWR has another subsidiary, American States Utility Services, Inc.
(ASUS) which contracts to lease, operate and maintain governmentally owned water and wastewater systems and to provide other services to local governments to assist them in the operation and maintenance of their water and wastewater systems. As of September 30, 2000, ASUS provided billing and other customer service functions to approximately 90,000 customers. Neither AWR nor ASUS are regulated by the CPUC.

        SCW is organized into three regions and one electric customer service area (CSA) operating within 75 communities in 10 counties in the State of California and provides water service in 21 CSAs. Region I incorporates 7 CSAs in northern and central California; Region II has 4 CSAs located in Los Angeles; Region III incorporates 10 water CSA's.

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

        SCW served 244,985 water customers and 21,333 electric customers at September 30, 2000, or a total of 266,318 customers, compared with 264,708 total customers at September 30, 1999.

        SCW's utility operations exhibit seasonal trends. Although SCW's water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 87.1%, 89.3% and 90.7% of total water revenues for the three, nine and twelve months ended September 30, 2000, respectively as compared to 86.6%, 88.7% and 90.9% for the three, nine and twelve months ended September 30, 1999, respectively.

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

ACQUISITION OF CHAPARRAL CITY WATER COMPANY

        On March 10, 2000, Registrant entered into an agreement to acquire the common stock of Chaparral City Water Company, a privately operated water company serving approximately 10,000 customers in the town of Fountain Hills, Arizona and portions of Scottsdale, Arizona for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. The acquisition will be temporarily funded with a combination of common equity and short-term debt. The transaction closed on October 10, 2000. See Notes to Financial Statements for more information.

RESULTS OF OPERATION

        Basic earnings per common share for the three months ended September 30, 2000 increased by 16.2% to $0.86 per share as compared to $0.74 per share for the comparable period last year. Basic per common share for the nine months ended September 30, 2000 increased by 5.1% to $1.64 per share as compared to $1.56 per share for the comparable period last year. The increase in the recorded results primarily reflects higher revenues during 2000 as is more fully discussed below. Basic earnings for the twelve months ended September 30, 2000 decreased by 5.1% to $1.87 per share as compared to $1.97 per share for the twelve months ended September 30, 1999 reflecting various reasons as discussed below. Fully diluted earnings per share for the three, nine and twelve months ended September 30, 2000 are $0.86, $1.63 and $1.86 per share, respectively. Registrant had no dilutive securities outstanding in the same periods of 1999 and, accordingly, diluted earnings per share are not applicable for those periods.

        Water sales for the three, nine and twelve months ended September 30, 2000 were 5.0%, 5.9%, and 6.4% higher than the same periods of last year, respectively. As compared to the same periods ended September 30, 1999, water operating revenues increased by 6.8%, 7.1% and 10.4% for the three, nine and twelve months ended September 30, 2000, respectively, due to the increased water sales and increases in rates authorized by the CPUC. New rates in four customer service areas and implementation of regional rates in the customer service areas that comprise SCW's Region III were effective June 27, 2000. Additional increases in revenues for the twelve months ended September 30, 2000 reflected the general rate case (GRC) increase for Registrant's Metropolitan customer service area effective January 1, 1999. See the section entitled "Rates and Regulation" for more information.

        Kilowatt-hour sales of electricity increased by 8.6%, 5.8% and 4.6%, respectively, for the three, nine and twelve months ended September 30, 2000 as compared to the same periods ended September 30, 1999 due principally to an increase in sales to commercial customers. As a result of increased sales, electric operating revenues for the three, nine and twelve months ended September 30, 2000 increased by 7.8%, 7.3% and 5.8%, respectively.

        Other revenues increased by more than 100% for the three, nine and twelve months ended September 30, 2000 due to new ASUS service contracts and increased activities with existing contracts.

        Purchased water costs increased by 7.6% for the three months ended September 30, 2000 as compared to the same period ending in 1999 reflecting an increase of 13.0% in purchased water volume resulting from higher sales. As compared to the nine months and twelve months ended September 30, 1999, purchased water costs increased by 20.5% and 25.3%, respectively, reflecting increases of 14.6% and 15%, respectively, in purchased water, and a total of $1.6 million and $3.1 million, respectively, in refunds from the Water Replenishment District of Southern California (WRD) received during the nine and twelve months ended September 30, 1999. There were no similar refunds received during the same periods ended September 30, 2000. The nine-month and twelve-month comparisons were also affected by a decline in the receipt of reimbursements from potentially responsible parties related to contamination in SCW's Culver City CSA. Registrant received approximately $572,500 and $858,700 during the nine and twelve months ended September 30, 1999, respectively, as compared to reimbursements of $197,800 received during the same periods ended September 30, 2000. See the section entitled "Environmental Matters - Matters Related to Culver City System."

        Cost of power purchased for pumping increased by 18.0%, 8.2% and 7.8% for the three, nine and twelve months ended September 30, 2000, respectively, due to increased volume in groundwater pumping. Additional increases for the quarter ending September 2000 was due to timing differences in billings from Registrant's energy supplier.

        As compared to the three, nine and twelve months ended September 30, 1999, the cost of power purchased for resale increased by 97.2%, 31.9% and 36.9% respectively due primarily to significant increases in energy costs during 2000 summer months in particular, and higher demand charges from Registrant's energy supplier.

        Groundwater production assessment for the three months ended September 30, 2000 decreased by 16.8% as compared to the same period in 1999 primarily due to a reduction in the groundwater production assessment rate by the WRD effective July 2000 in SCW's Metropolitan CSA. As compared to the nine months ended September 30, 1999, the groundwater production assessment was 5% higher reflecting increased volumes in groundwater pumping.

        A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. Registrant currently has a net under-collected position in both its water and electric balancing accounts. A net under-collection of balancing accounts for the three, nine and twelve months ended September 30, 2000 reflects previously discussed increase in energy costs and demand charges, and excess pumping penalty accruals. As compared to the twelve months ended September 30, 1999, the effect of increased energy demand charges for the twelve months ended September 2000 was partially offset by new rates effective January 1999 authorized to implement new supply costs and to increase collection of previously under-collected costs. The WRD refunds for the periods ending September 1999 as discussed previously also helped to decrease previously under-collected supply costs in 1999.

        Other operating expenses increased by 14.2%, 12.4% and 15.0% for the three, nine and twelve months ended September 30, 2000, respectively, as compared to the same periods of last year. The increases were due to increased costs for water treatment, increased accruals for uncollectible accounts resulting from the increased revenues and increases in labor and billing costs due to additional billing and customer service contracts obtained by ASUS.

        Administrative and general expenses decreased by 8.6%, 11.8% and 1.7% for the three, nine and nine months ended September 30, 2000, respectively, as compared to the same period ended September 30, 1999 due primarily to reduced reserves for litigation booked in 2000 and a reduction in pension expenses. See the section entitled "Legal Proceedings" for more information.

        Depreciation expense increased by 8.5%, 9.8% and 10.9%, respectively, for the three, nine and twelve months ended September 30, 2000 reflecting, among other things, the effects of recording approximately $52 million in net plant additions during 1999, depreciation on which began in January 2000. In addition, amortization of start-up and organizational costs associated with the formation of AWR was reflected in the twelve months ended September 30, 1999. There were no similar amortization costs for the twelve months ended September 30, 2000.

        As compared to the three, nine and twelve months ended September 30, 1999, maintenance expense increased by 7.8%, 25.5% and 45.7%, respectively, due to increased maintenance on Registrant's water supply sources and maintenance of water mains. The comparisons are also largely affected by the timing differences. Registrant incurred significant maintenance expense in the fourth quarter of 1999 as Registrant focused on capital projects during the first part of 1999.

        Taxes on income increased by 10.3%, 5.3% and 7.0% for the three, nine and twelve months ended September 30, 2000, respectively, as compared to the three, nine and twelve months ended September 30, 1999 due to a higher effective tax rate resulting from the turn-around of depreciation-related temporary differences, the benefits of which were previously flowed-through for rate-making purposes. The comparisons were also affected by higher pre-tax income.

        Other taxes increased by 2.6%, 6.9% and 7.3%, respectively, for the three, nine and twelve months ended September 30, 2000, respectively, as compared to the same periods last year reflecting increased franchise fee payments resulting from higher revenues, increased property taxes due to higher property valuation assessments, and increased payroll taxes due to higher labor and labor-related costs.

        As compared to the same periods ended September 30, 1999, other income for the three, nine and twelve months ended September 30, 2000 was 28.0%, 83.6% and 84.9%, respectively, lower. The decrease was due to the effect of recording the State Water Project entitlement with a value of approximately $9.5 million, amortization on which began January 2000. The twelve-month comparison was affected by the flow-through of tax benefits related to refinancing of long-term debt in December 1998. There were no similarly flowed-through tax benefits for the twelve months ended September 2000. See the section entitled "Rates and Regulation" for more information.

        Interest expense increased by 8.7% and 9.7%, respectively, for the nine and twelve months ended September 30, 2000 as compared to the nine and twelve months ended September 30, 1999, primarily due to additional short-term borrowing to finance construction expenditures. The issuance of $40 million in long-term debt in January 1999 also affected the twelve-month comparison.

LIQUIDITY AND CAPITAL RESOURCES

        AWR funds its operating expenses, dividends on its outstanding Common and Preferred Shares, and makes its mandatory sinking fund payments, principally through dividends from SCW. AWR has filed a Registration Statement with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. On August 16, 2000, Registrant issued 1,107,000 Common Shares at $26-1/8 per share under this Registration Statement. Net proceeds from the offering were temporarily loaned to SCW. SCW has used these funds to repay borrowings under its short-term revolving credit lines. Subject to obtaining approval of the CPUC, the proceeds from the equity offering will be invested in SCW and Chaparral.

        AWR maintains a revolving credit facility with a $25 million aggregate borrowing capacity. At September 30, 2000, no amount was outstanding under this facility.

        SCW funds the majority of its operating expenses, interest payments on its debt and dividends on its outstanding Common Shares through internal sources. SCW continues to rely on external sources, including short-term bank borrowing, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

        Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $47 million as of September 30, 2000, of which a total of $14 million was outstanding. SCW routinely employs short-term bank borrowing as an interim financing source prior to funding capital expenditures on a long-term basis.

        In 1998, SCW filed a Registration Statement with the SEC for issuance, from time to time, of up to $60 million in long-term debt. As of September 30, 2000, $20 million was available for issuance.

        SCW's construction program is designed to ensure its customers high quality service. SCW maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW's Board of Directors has approved anticipated net capital expenditures of approximately $55.4 million for 2000. Of the amount authorized, $29.9 million has incurred as of September 30, 2000.

        Neither AWR nor ASUS have material capital commitments; however, ASUS actively seeks opportunities to own, lease or operate municipal water and wastewater systems, which may involve significant capital commitments.

WATER SUPPLY

        For the three months ended September 30, 2000, SCW supplied a total of 27,829,000 ccf of water as compared to 26,886,000 ccf for the three months ended September 30, 1999. Of the total 27,829,000 ccf of water supplied during the second quarter of 2000, approximately 51.6% came from pumped sources and 46.2% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. The remaining 2.2% of total supply came from the United States Bureau of Reclamation (the "Bureau) under a no-cost contract. For the three months ended September 30, 1999, 54.6%, 42.3%, and 3.1% was supplied from pumped sources, purchased from MWD and the Bureau, respectively.

        For the nine months ended September 30, 2000, SCW supplied a total of 68,325,000 ccf of water, 55.3% of which came from pumped sources, 43.0% was purchased and the remaining amount was supplied by the Bureau. During the nine months ended September 30, 1999, SCW produced 64,363,000 ccf of water.

Of this amount 59.7% came from pumped sources, 39.7% was purchased and the remainder was provided by the Bureau.

        During the twelve months ended September 30, 2000, SCW supplied 89,289,000 ccf of water as compared to 83,402,000 ccf supplied during the twelve months ended September 30, 1999. During the twelve months ended September 30, 2000, pumped sources provided 55.9% of total supply, 42.6% was purchased from MWD and its member agencies. The remaining 1.6% of total supply came from the Bureau. For the twelve months ended September 30, 1999, 59.7%, 39.7% and 0.6%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

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

        Registrant's water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. The 2000 water year, October 1, 1999 to September 30, 2000 was classified as a near normal year. The Northern Sierra 8-station index recorded precipitation at 114% of normal. The statewide weighted average precipitation was 98% of normal. The eight major reservoirs in California with a capacity of 17,940,000 acre feet currently hold 11,073,000 acre feet which is 62% of capacity, as compared to 67% last year at this time. Although overall groundwater conditions remain at adequate levels in most of SCW's operating areas, certain of SCW's groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, have caused increased reliance on purchased water in its supply mix.

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

        GRC step increase for Metropolitan CSA and General Office Allocation step increases for Arden-Cordova, Bay Point, Simi Valley and Santa Maria CSAs were effective beginning January, 2000. Step increase for Ojai became effective April 23, 2000. Attrition increases for Arden-Cordova and Bay Point CSAs were also in effect beginning January 2000. Step increase for Ojai became effective April 2000.

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

        Applications to increase water rates by approximately $5.8 million for ratemaking districts in SCW's Region I as well as to combine those tariff schedules into regional rates were filed in March 2000. A settlement agreement has been worked out among all parties, which among other things, provides for a 10% returns on equity. The new rates, if authorized in total or in part by the CPUC, would be effective January 1, 2001.

        A CPUC Order authorizing SCW to increase rates by $830,000 per year went in effect on October 24, 2000 for recovery of capital expenditures associated with Y2K readiness, not already included in Registrant's water rates. See the section entitled "Year 2000 Issue" for more information.

        In October 2000, the CPUC approved SCW's application to provide water and wastewater services to a new Hearthside Homes housing development in Orange County.

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

        Hearings before the CPUC have concluded on SCW's application to include an additional $1.6 million in rate base for a water treatment facility in SCW's Clearlake service area. In 1993 the CPUC disallowed the entire $1.6 million and Registrant reserved the entire amount. SCW's application demonstrated that the previously disallowed portion of the treatment plant is now fully "use and useful" and is providing service to customers. A decision on the Company's application is anticipated before year-end 2000. Recovery of the costs associated with the plant is included in the general rate increase application for Region I.

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

        Regulation of Radon and Arsenic

        Registrant expects to be subject to new regulations regarding radon and arsenic. It is anticipated that the EPA will propose a reduction in the federal standard on arsenic from 50 parts per billion (ppb) to 5 ppb. The proposed arsenic rule was published in the Federal Register on June 22, 2000. EPA proposed 5 ppb as the lead regulatory option, but will take comments on 3 ppb and 10 ppb options as well. Compliance with an MCL of 5 ppb will require Registrant to implement costly well-head treatment remedies such as ion exchange or, alternatively, to purchase additional and more expensive water supplies already in compliance, for blending with well sources. The final rule is expected to be published in January 2001. The Registrant is currently conducting studies to investigate new arsenic treatment systems for affected wells.

        The EPA has proposed new radon regulations following a National Academy of Sciences risk assessment and study of risk-reduction benefits associated with various mitigation measures. The

National Academy of Sciences study is in agreement with much of EPA's original findings but has slightly reduced the ingestion risk initially assumed by EPA. EPA established an MCL of 300 Pico Curies per liter based on the findings and has also established an alternative MCL of 4000 Pico Curies per liter, based upon potential mitigation measures for overall radon reduction. The final rule was expected to be effective in August 2000, but has been delayed. The Registrant is currently conducting studies to determine the best treatment for affected wells.

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

        In February 1998, SCW was informed that nitrosodimethylamine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Arden-Cordova system. The wells have been removed from service. Another well has also been removed from service in September 1999 due to the contamination. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corp. Aerojet-General Corp. has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source(s) of water supply in SCW's Arden-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of two new wells. As of September 30, 2000, Aerojet-General Corp. has previously reimbursed Registrant $4.5 million. The remainder of the costs is subject to further reimbursement, including interest. The reimbursement from Aerojet-General Corp. reduces SCW's utility plant and costs of purchased water.

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

        SCW has met with the Regional Water Quality Control Board, the Orange County Water District, the City of Anaheim, the California Department of Health Services and three potentially responsible parties (PRP's) to define the extent of the MTBE contamination plume and assess the contribution from the PRP's. The PRP's have voluntarily initiated a work plan for regional investigation. While there have not been significant disruptions to the water supply in Yorba Linda at this point in time, no assurances can be given that MTBE contamination will not increase in the future.

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

        Costs incurred to address Y2K issues are estimated to be approximately $5.2 million. A CPUC order authorizing SCW to increase rates by $830,000 per year went in effect on October 24, 2000 for recovery of investments made in preparation for Y2K readiness, not already included in Registrant's water rates.

RISK FACTOR SUMMARY

        This section (written in plain English to comply with certain SEC Standards) summarizes certain risks of our business that may affect our future financial results. We also periodically file with the Securities and Exchange Commission documents that include more information on these risks. It is important for investors to read these documents.

Litigation

        SCW has been sued in fourteen water-quality related lawsuits:

        - a suit filed on April 24, 1997 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site

        - a suit filed on July 29, 1997 alleging personal injury and property damage as a result of the delivery contaminated of water; few of our systems are located in the geographical area covered by this suit

        - a suit filed on December 8, 1997 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        - a suit filed on February 2, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on February 4, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed in March 2, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        - a suit filed on June 29, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - two suits filed on July 30, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on December 3, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on July 22, 1999 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on May 16, 2000 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        - a suit filed on April 13, 2000 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on August 5, 1999 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        On September 1, 1999, the First District Court of Appeal in San Francisco, held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits against water utilities, including seven of the lawsuits against SCW. On October 11, 1999 one group of plaintiffs appealed the decision to the California Supreme Court, which has accepted the petition. Management cannot predict the outcome of the proceeding.

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

        The CPUC has authorized a memorandum account for legal expenses incurred by water utilities, including SCW, in the water quality lawsuits. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of September 30, 2000, Registrant had incurred $879,500 in the OII-related memorandum account.

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

        There are also a number of matters pending before the CPUC that may affect our future financial results. These matters include:

        -    the OII

        - applications filed by SCW to increase rates and consolidate all of its Region I rate-making jurisdictions

        - an advice letter filed by SCW to recover the previous disallowed portion of a water treatment facility in SCW's Clearlake service area.

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

        In certain circumstances, we may recover these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination. As of September 30, 2000, Aerojet General Corp. has previously reimbursed Registrant approximately $4.5 million for costs associated with the cleanup of the groundwater supply for our Arden-Cordova System and for the increased costs of purchasing water and developing new sources of groundwater supply. On October 25, 1999, we sued the California Regional Water Quality Control Board (CRWQCB) alleging that it has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is contaminating the underground water supply in our Rancho Cordova customer service area. In a separate lawsuit, also filed on October 25, 1999, we sued Aerojet General Corp. for causing the contamination. On March 22, 2000 Aerojet General Corp. filed a cross complaint against us for negligence and constituting a public nuisance. We cannot predict the outcome of these lawsuits but we will defend ourselves against these allegations. Two potentially responsible parties on matters relating to the clean-up and purchase of replacement water in the Charnock Basin, located in the cities of Santa Monica and Culver City, have previously reimbursed us for replacement water and certain legal and consulting expenses. The Charnock Basin is in our Culver City customer service area.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk. The disclosure required is, therefore, not applicable.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        SCW is a defendant in fourteen lawsuits involving claims pertaining to water quality. Eleven of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of the State of California; three of the lawsuits involve a customer service area located in Sacramento County in northern California. See the section entitled "Risk Factor Summary" for more information.

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

        In May 2000, SCW was named a defendant in the matter of Wallace Andrew Pennington, et al. v. Aerojet General, et al. (Case No. 12) that was filed in Sacramento Superior Court (the Pennington Matter). The complaint makes claims based on negligence, intentional infliction of emotional distress, strict liability, public liability for ultra hazardous activity and fraudulent concealment. Plaintiffs allege that SCW and other defendants knowingly operated and maintained wells, which provided contaminated drinking water to the surrounding communities. Plaintiffs seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, special damages, according to proof of medical bills and lost wages and lost income as occasioned by personal injury and plaintiff's inability to pursue employment, and other unspecified relief. All councils in the Pennington matter have agreed to a stay in this matter, pending the outcome of the Hartwell case.

        In April 2000, SCW was named a defendant in the matter of Almelia Brooks, et al. v. Suburban Water Sys., et al. (Case No. 13) that was filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, conspiracy/fraudulent concealment, battery and unfair business practices on behalf of plaintiffs (the Brooks Matter). Plaintiffs seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served in October 2000. Management is unable to predict the outcome of this proceeding.

        In August 1999, SCW was named a defendant in the matter of Lori Alexander, et al. v. Suburban Water Sys., et al. (Case No. 14) that was filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, conspiracy/fraudulent concealment, battery and unfair business practices on behalf of plaintiffs (the Alexander Matter). Plaintiffs seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served in October, 2000. Management is unable to predict the outcome of this proceeding.

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

        On June 10, 1999, the CPUC issued an interim order, which established that the CPUC has jurisdiction to conduct the investigation regarding matters related to water quality over those water utilities subject to its authority. The Administrative Law Judge assigned to the OII has issued a draft decision finding that water utilities, including SCW, have complied with DOHS regulation and requirements. On July 7, 2000, the ALJ's draft decision was bifurcated into two separate draft decisions -- a Second Interim Opinion Resolving Substantive Water Quality Issues and a Final Opinion Resolving Motions to Compel Discovery and Motions to Withdraw from Proceeding. SCW is unable to predict whether the draft decisions will be approved in part or in their entirety by the CPUC. SCW anticipates a final decision during the fourth quarter of 2000.

OTHER LITIGATION

        On October 25, 1999, SCW filed a lawsuit against the California Regional Water Quality Control Board (CRWQCB) alleging that the CRWQCB has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is destroying the underground water supply in SCW's Rancho Cordova customer service area. Management cannot predict the likely outcome of this proceeding.

        In a separate case, also filed on October 25, 1999, SCW sued Aerojet General Corp. for causing the contamination of the Sacramento County Groundwater Basin. On March 22, 2000 Aerojet General Corp. filed a cross complaint against SCW for negligence and constituting a public nuisance. Registrant is unable to determine at this time what, if any, potential liability it may have with respect to the cross complaint, but intends to vigorously defend itself against these allegations. Management cannot predict the likely outcome of this proceeding.

        The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting these cases from customers, less any recovery from the defendants or others. As of September 30, 2000, approximately $1,534,400 has been recorded in the memorandum accounts. SCW anticipates it will file for recovery of these costs in accordance with CPUC approved procedures but is unable to predict if the CPUC will authorize recovery of all or any of such costs.

        Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject, which are believed to be material.

ITEM 2. CHANGES IN SECURITIES

        As of September 30, 2000, earned surplus amounted to $67,529,000, none of which was restricted as to payment of cash dividends on Registrant's Common Shares by any terms of Registrant's debt instruments.

        On August 16, 2000, Registrant sold 1,107,000 Common Shares, no par value with a stated value of $2.50 per share in a public offering, priced at $26-1/8 per share.

        As of September 30, 2000, Registrant also issued 6,550 and 6,817 Common Shares, respectively, under Registrant's Dividend Reinvestment and Common share Purchase Program (DRP), and Investment Incentive Program (401-k). Authorized but unissued Common Shares include 493,450, 64,591 and 250,000 Common Shares reserved for issuance under Registrant's DRP, 401-k and 2000 Stock Incentive Plan, respectively. Common Shares reserved for the 401-k Plan are in relation to the matching contributions by SCW and for investment purposes by participants. Under the 2000 Stock Incentive Plan, stock options representing 45,657 common shares upon exercise were granted to certain eligible employees on May 1, 2000.

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



                                       AMERICAN STATES WATER COMPANY
                                       and its  subsidiary
                                       SOUTHERN CALIFORNIA WATER COMPANY

                                       By: /s/    McClellan Harris III        .
                                          -----------------------------------
                                                 McClellan Harris III
                                               Vice President - Finance,
                                                Chief Financial Officer,
                                                Treasurer and Secretary

                                       By: /s/       Linda J. Matlick
                                          -----------------------------------
                                                    Linda J. Matlick
                                                       Controller
                                            Southern California Water Company




Dated: October 31, 2000