Form 10-K
period 2000-12-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2001-02-28
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


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

           Securities registered pursuant to Section 12(b) of the Act:


     AMERICAN STATES WATER COMPANY
   COMMON SHARES, $2.50 STATED VALUE                  NEW YORK STOCK EXCHANGE
-----------------------------------------    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the total voting stock held by non-affiliates of American States Water Company was approximately $301,654,000 on February 22, 2001. The closing price per Common Share on that date, as quoted in the Western Edition of The Wall Street Journal, was $30.00. Voting Preferred Shares of American States Water Company, for which there is no established market, were valued on February 22, 2001 at $1,764,000 based on a yield of 4.76%. As of February 22, 2001, the number of Common Shares of American States Water Company, $2.50 Stated Value, outstanding was 10,079,629. As of that same date, American States Water Company owned all 100 outstanding Common Shares of Southern California Water Company.

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

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-K

                                      INDEX


                                                                                   Page No.
                                                                                   --------
PART I

Item 1:      Business                                                                1
Item 2:      Properties                                                              2 - 3
Item 3:      Legal Proceedings                                                       3 - 5
Item 4:      Submission of Matters to a Vote of Security Holders                     5

PART II

Item 5:      Market for Registrant's Common Equity and Related Stockholder Matters   6
Item 6:      Selected Financial Data                                                 7
Item 7:      Management's Discussion and Analysis of Financial Conditions and
             Results of Operation                                                    7 - 23
Item 7A:     Quantitative and Qualitative Disclosures About Market Risk              23
Item 8:      Financial Statements and Supplementary Data                             24 -48
Item 9:      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                    49

PART III

Item 10:     Directors and Executive Officers of Registrant                          49
Item 11:     Executive Compensation                                                  49
Item 12:     Security Ownership of Certain Beneficial Owners and Management          49
Item 13:     Certain Relationships and Related Transactions                          49

PART IV

Item 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K         49 - 56
             Signature(s)                                                            57 - 58

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

GENERAL

        AWR, incorporated in 1998, is engaged in the business of holding, for investment, the stock primarily of utility companies. AWR's primary investment is the stock of SCW. SCW is a California public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No.
4941). SCW also distributes electricity in one customer service area (SIC No.
4911). SCW is regulated by the California Public Utilities Commission (CPUC) and was incorporated on December 31, 1929 under the laws of the State of California. SCW is organized into three water service regions and one electric customer service area operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I incorporates 7 customer service areas in northern and central California; Region II has 4 customer service areas located in Los Angeles; Region III incorporates 10 water customer service areas. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley electric service division.

        AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) contracts to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading. Chaparral City Water Company (CCWC) is an Arizona public utility company serving approximately 11,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona (SIC No. 4941). The Arizona Corporation Commission (ACC) regulates CCWC. AWR completed the acquisition of the common stock of CCWC on October 10, 2000 for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. Neither AWR nor ASUS is regulated by either the CPUC or the ACC.

        SCW served 245,174 water customers and 21,484 electric customers at December 31, 2000, or a total of 266,658 customers, compared with 265,267 total customers at December 31, 1999. CCWC served 11,063 water customers as of December 31, 2000. ASUS has approximately 90,000 accounts under contract.

ACQUISITION OF PEERLESS WATER CO.

        In December 1999, Registrant agreed to acquire Peerless Water Co., a privately owned water company in Bellflower, California, subject to satisfaction of certain conditions, including CPUC approval. The number of Common Shares to be issued will be determined at the closing, but will in no event be greater than 131,036 shares nor less than 107,538 shares. The transaction, if approved by the CPUC, is anticipated to close during the third quarter of 2001.

COMPETITION

        The businesses of SCW and CCWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies. AWR's other subsidiary, ASUS, actively competes with other investor-owned utilities, other third party providers of water and wastewater services, and governmental entities on the basis of price and quality of service.

EMPLOYEE RELATIONS

        SCW had 489 employees as of December 31, 2000 as compared to 492 at December 31, 1999. Seventeen positions in SCW's Bear Valley Electric customer service area are covered by a collective bargaining union agreement, which expires in 2002, with the International Brotherhood of Electrical Workers. Fifty-six positions in SCW's Region II ratemaking district are covered by a collective bargaining unit agreement, which expires in 2001, with the Utility Workers of America. SCW has no other unionized employees.

        CCWC had 10 employees as of December 31, 2000, all of whom are non-unionized.

ITEM 2 - PROPERTIES

FRANCHISES AND CONDEMNATION OF PROPERTIES

        SCW holds franchises from incorporated communities and counties, which it serves. SCW holds certificates of public convenience and necessity granted by the CPUC in each of the ratemaking districts it serves. SCW's certificates, franchises and similar rights are subject to alteration, suspension or repeal by the respective governmental authorities having jurisdiction.

        CCWC holds certificates of public convenience and necessity granted by the ACC for the areas in which it serves. CCWC's certificates, franchises and similar rights are subject to alteration, suspension or repeal by the respective governmental authorities having jurisdiction.

        The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area.

ELECTRIC PROPERTIES

        SCW's electric properties are all located in the Big Bear area of San Bernardino County in California. As of December 31, 2000, SCW operated 28.7 miles of overhead 34.5 kv transmission lines, 0.6 miles of underground 34.5 kv transmission lines, 173.6 miles of 4.16 kv or 2.4 kv distribution lines, 42.3 miles of underground cable and 14 sub-stations. Neither AWR nor SCW own any generating plants.

OFFICE BUILDINGS

        Registrant's general offices are housed in a single-story office building located in San Dimas, California. The land and the building are owned by SCW. SCW also owns and occupies certain facilities housing regional, district and customer service offices while other such facilities are housed in leased premises. CCWC owns its primary office space.

WATER PROPERTIES

        As of December 31, 2000, SCW's physical properties consisted of water transmission and distribution systems which included 2,704 miles of pipeline together with services, meters and fire hydrants and approximately 428 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including five surface water treatment plants.

        As of December 31, 2000, SCW owned 276 wells. Certain wells have been removed from service due to water quality problems. See the section entitled "Environmental Matters" in Management's Discussion and Analysis. All wells are equipped with pumps with an aggregate capacity of approximately 203 million gallons per day. SCW has 65 connections to the water distribution facilities of the Metropolitan Water District of Southern California (MWD) and other municipal water agencies. SCW's storage reservoirs and tanks have an aggregate capacity of approximately 103 million gallons. SCW owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of SCW for each of its water ratemaking districts:

                                 Pumps                         Distribution Reservoirs                         Facilities
                        ------------------------    -------------------------------------------          ---------------------
    District              Well           Booster       Mains          Services         Hydrants           Tanks       Capacity
------------------------------------------------------------------------------------------------------------------------------
Arden Cordova              27              17         482,640          13,769           1,375               3           4,000
Barstow                    22              37         873,310           8,458           1,012              14           8,025
Bay Point                   3              12         161,504           4,900             343               7           4,046
Calipatria                  0               8         139,180           1,149              84               8          13,241
Claremont                  26              35         712,035          10,533           1,179              15           8,082
Clearlake                   0              13         193,098           2,073             122               4             883
Desert                     18              20         752,671           3,216             577              11           1,475
Los Osos                    8              10         201,408           3,191             168               8           1,422
Metro                      59              63       4,875,192          98,315           7,855              37          24,411
Ojai                        5              11         234,329           2,781             348               5           1,494
Orange                     36              38       2,220,903          41,082           4,591              14          11,755
San Dimas                  11              38       1,198,261          15,758             865              15          10,149
San Gabriel                20               8         549,435          11,767             788               3           1,520
Santa Maria                31              25         961,851          12,742             777               9           3,076
Simi                        2              23         503,642          12,890             874               8           8,250
Wrightwood                  8               5         216,809           2,550              76               7           1,546
------------------------------------------------------------------------------------------------------------------------------
Total                     276             363      14,276,268         245,174          21,034             168         103,375


Capacity is measured in thousands of gallons; Mains are in feet.

        As of December 31, 2000, CCWC's physical properties consisted of water transmission and distribution systems, which included 180 miles of pipeline, together with services, meters, fire hydrants, wells, reservoirs with a combined storage capacity of 7.2 million gallons and other water utility facilities including a surface water treatment plant, which treats water from the Central Arizona Project (CAP).

MORTGAGE AND OTHER LIENS

        As of December 31, 2000, SCW had no mortgage debt outstanding, and their properties were free of any encumbrances or liens securing indebtedness.

        As of December 31, 2000, substantially all of the utility plant of CCWC was pledged to secure its Industrial Development Authority Bonds. The Bond Agreement, among other things, (i) requires CCWC to maintain certain financial ratios, (ii) restricts CCWC's ability to incur debt and make liens, sell, lease or dispose of assets, or merge with another corporation, and (iii) restricts the payment of dividends.

        As of December 31, 2000, neither AWR nor ASUS had any debt outstanding.

ITEM 3 - LEGAL PROCEEDINGS

WATER QUALITY-RELATED LITIGATION

        SCW is a defendant in fourteen lawsuits involving claims pertaining to water quality. Eleven of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of the State of California; three of the lawsuits involve a customer service area located in Sacramento County in northern California. See the section entitled "Risk Factor Summary" of Management's Discussion and Analysis of Financial Conditions and Results of Operation for more information.

        On September 1, 1999, the First District Court of Appeal in San Francisco, in a published opinion entitled Hartwell Corporation v. The Superior Court of Ventura County (Hartwell), held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits pertaining to water quality filed against water utilities, including SCW. Seven lawsuits against SCW have been ordered for dismissal by the state Court of Appeals -- the Adler (Case No. 1), Santamaria (Case No. 2), Anderson (Case No. 3), Dominguez (Case No. 4), Celi (Case No. 5), Boswell (Case No. 6), and Demciuc (Case No. 7) Matters. On October 11, 1999, one group of plaintiffs appealed to the California Supreme Court, which has accepted the case. Management is unable to predict the outcome of this proceeding but, in any event, does not anticipate a decision prior to the fourth quarter of 2001.

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

        In March 1998, SCW was named a defendant in the matter of Daphne Adams, et al. v. Aerojet General, et al. (Case No. 11) that was filed in Sacramento Superior Court (the Adams Matter). The complaint makes claims based on negligence, strict liability, trespass, public nuisance, private nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, violation of California Business and Professions Code section 17200 et seq., intentional infliction of emotional distress, intentional spoilage of evidence, negligent destruction of evidence needed for prospective civil litigation, wrongful death and medical monitoring. Plaintiffs seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, injunctive and restitutionary relief, disgorged profits and civil penalties, medical monitoring according to proof and other unspecified relief. SCW filed its Demurrers and Motion to Strike in this matter on June 5, 1998. A stay of all proceedings in the Adams Matter is in effect pending the outcome of the California Supreme Court's proceeding in the Hartwell case.

        In May 2000, SCW was named a defendant in the matter of Wallace Andrew Pennington, et al. v. Aerojet General, et al. (Case No. 12) that was filed in Sacramento Superior Court (the Pennington Matter). The complaint makes claims based on negligence, intentional infliction of emotional distress, strict liability, public liability for ultra hazardous activity and fraudulent concealment. Plaintiffs allege that SCW and other defendants knowingly operated and maintained wells, which provided contaminated drinking water to the surrounding communities. Plaintiffs seek damages, including general, punitive and exemplary damages, as well as attorney's fees, costs of suit, special damages, according to proof of medical bills and lost wages and lost income as occasioned by personal injury and plaintiff's inability to pursue employment, and other unspecified relief. All counsels in the Pennington matter have agreed to a stay in this matter, pending the outcome of the Hartwell case.

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

        SCW is subject to self-insured retention provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. SCW's various insurance carriers have, to date, provided reimbursement for costs incurred for defense against these lawsuits.

ORDER INSTITUTING INVESTIGATION (OII)

        In March 1998, the CPUC issued an OII to regulated water utilities in the state of California, including SCW. The purpose of the OII was to determine whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies were being uniformly complied with by those water utilities. On November 2, 2000, a final decision from the CPUC concluded that the Commission has the jurisdiction to regulate the service of water utilities with respect to the health and safety of that service; that DOHS requirements governing drinking water quality adequately protect the public health and safety; and that regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements.

        On December 26, 2000, SCW filed an Advice Letter with the CPUC seeking recovery of $879,000 in deferred expense incurred during the OII. The CPUC had previously authorized establishment of memorandum accounts to capture such expenses. Management believes that these expenses will be fully recovered but is unable to predict when, or if, the CPUC will authorize recovery of all or any of the costs.

OTHER LITIGATION

        On October 25, 1999, SCW filed a lawsuit against the California Central Valley Regional Water Quality Control Board (CRWQCB) alleging that the CRWQCB has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is destroying the underground water supply in SCW's Rancho Cordova customer service area. Management cannot predict the likely outcome of this proceeding.

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

        The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting these cases from customers, less any recovery from the defendants or others. As of December 31, 2000, approximately $2,381,000 has been recorded in the memorandum accounts. SCW filed an Advice Letter on December 26, 2000 for recovery of approximately $1,800,000, in expenses that were incurred on or before August 31, 2000. Management believes that these costs are recoverable although it can give no assurance that the CPUC will ultimately allow recovery of all or any of the costs through rates.

        Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject, which are believed to be material. See
Note 8 to the "Notes to Financial Statements".

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)     MARKET INFORMATION RELATING TO COMMON SHARES -

                    Common Shares of American States Water Company are traded on the New York Stock Exchange (NYSE) under the symbol AWR. The high and low NYSE prices on the Common Shares for each quarter during the past two years were:


                            STOCK PRICES
                     -----------------------
                       HIGH           LOW
                     --------       --------
2000
First Quarter        $36.2500       $26.0000
Second Quarter        32.2500        27.8100
Third Quarter         31.7500        25.0000
Fourth Quarter        37.9375        29.1875

1999
First Quarter        $30.0000       $23.5625
Second Quarter        29.2500        22.1875
Third Quarter         37.1250        28.3750
Fourth Quarter        39.7500        31.7500


        (b)     APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES -

                    As of February 9, 2001, there were 3,495 holders of record of Common Shares of American States Water Company. AWR owns all of the Common Shares of SCW, CCWC and ASUS.

        (c) FREQUENCY AND AMOUNT OF ANY DIVIDENDS DECLARED AND DIVIDEND RESTRICTIONS

                    For the last three years, Registrant has paid dividends on its Common Shares on March 1, June 1, September 1 and December
                1. The following table lists the amount of dividends paid on Common Shares of American States Water Company for the last two years:


                     2000        1999
                    ------      ------
First Quarter       $0.320      $0.320
Second Quarter       0.320       0.320
Third Quarter        0.320       0.320
Fourth Quarter       0.325       0.320
                    ------      ------
Total               $1.285      $1.280


                    Neither AWR, ASUS nor SCW is subject to any contractual
                restriction on its ability to pay dividends. CCWC is subject to contractual restrictions on its ability to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA


(in thousand, except per share amounts)              2000             1999            1998            1997            1996
                                                  ---------        ---------       ---------       ---------       ---------
INCOME STATEMENT INFORMATION
Total Operating Revenues                          $ 183,960        $ 173,421       $ 148,060       $ 153,755       $ 151,529
Total Operating Expenses                            151,653          144,907         122,999         130,297         128,100
Operating Income                                     32,307           28,514          25,061          23,458          23,429
Other Income                                            (99)             532             769             758             531
Interest Charges                                     14,122           12,945          11,207          10,157          10,500
Net Income                                           18,086           16,101          14,623          14,059          13,460
Preferred Dividends                                      86               88              90              92              94
Earnings Available for Common Shareholders        $  18,000        $  16,013       $  14,533       $  13,967       $  13,366
Basic Earnings per Common Share                   $    1.92        $    1.79       $    1.62       $    1.56       $    1.69
Dividends Declared per Common Share               $    1.29        $    1.28       $    1.26       $    1.25       $    1.23
Average Shares Outstanding                            9,380            8,958           8,858           8,957           7,891
Average Number of Diluted Shares Outstanding          9,411              N/A             N/A             N/A             N/A
Fully Diluted Earnings per Common Share           $    1.91              N/A             N/A             N/A             N/A

BALANCE SHEET INFORMATION
Total Assets                                      $ 616,646        $ 533,181       $ 484,671       $ 457,074       $ 430,922
Common Shareholders' Equity                         192,723          158,846         154,299         151,053         146,766
Long-Term Debt                                      176,452          167,363         120,809         115,286         107,190
Preferred Shares - Not subject to Mandatory           1,600            1,600           1,600           1,600           1,600
Preferred Shares - Mandatory Redemption                 320              360             400             440             480
Total Capitalization                              $ 371,095        $ 328,169       $ 277,108       $ 268,379       $ 256,036
Book Value per Common Share                       $   19.12        $   17.73       $   17.23       $   16.86       $   16.52

OTHER INFORMATION
Ratio of Earnings to Fixed Charges                     3.35%            3.27%           3.21%           3.35%           3.26%
Ratio of Earnings to Total Fixed Charges               3.31%            3.23%           3.17%           3.30%           3.21%
Return on Average Common Equity                        10.5%            10.2%            9.6%            9.5%           10.7%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Unless specifically noted, the following discussion and analysis provides information on AWR's consolidated operations and assets. For the twelve months ended December 31, 2000, there is no material difference between the consolidated operations and assets of AWR and the operations and assets of SCW.

FORWARD-LOOKING INFORMATION

        Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the "safe harbor" from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe Registrant's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, the California energy crisis, liquidity and capital resources, opportunities related to operations and maintenance of water systems owned by governmental entities and other utilities and providing related services, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand and changes in water and energy supply cost; future climatic conditions; and legislative, regulatory and other circumstances affecting anticipated revenues and costs.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

        Basic earnings per common share in 2000 increased by 7.3% to $1.92 per share as compared to $1.79 per share for the comparable period of 1999. The increase in the recorded results primarily reflects higher revenues at SCW during 2000, as is more fully discussed below. For the year ended December 31, 2000, fully diluted earnings were $1.91 per share. Registrant had no dilutive shares outstanding in 1999.

        Water operating revenues increased by 5.7% in 2000 to $168.8 million from the $159.7 million reported in 1999. The increase was due to three factors
(i) a 3.0% increase in water sales to customers of SCW, (ii) increased water rates authorized by the CPUC for certain of SCW's water customers, and (iii) additional sales from CCWC. New rates in four customer service areas and implementation of regional rates in the customer service areas that comprise SCW's Region III were effective June 27, 2000. Additional increases in 2000 reflected the general rate case step and attrition increases for a number of SCW's ratemaking areas effective 2000. See the section entitled "Regulatory Matters" for more information.

        Electric operating revenues of $14.4 million were 7.7% higher in 2000 as compared to 1999 due to a 6.8% increase in kilowatt-hour sales, primarily by residential and industrial customers.

        Other revenues rose from $390,000 in 1999 to $799,000 in 2000 due to higher management fees from increased non-regulated activities with existing contracts of Registrant's ASUS unit.

        Purchased water costs in 2000 increased by 15.2% to $41.6 million as compared to $36.1 million in 1999 due to a 9.6% increase in volumes purchased. The increase was also affected by a total of $1.6 million in refunds from the Water Replenishment District of Southern California (WRD) received during 1999. There were no similar refunds received in 2000.

        Costs of power purchased for resale to customers in SCW's Bear Valley Electric division in 2000 increased by 50.7% to $10.7 million from the $7.1 million recorded in 1999 due primarily to significant increases in wholesale market prices for energy in the state of California. Most of this increase has been included in the electric supply cost balancing account that, as described below, partially insulates earnings from the effects of the significantly increased power costs, unless recovery of these costs is disallowed. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of costs or additional delays in the recovery of costs during any period in which there has been a substantial run-up in costs. See the sections entitled "Regulatory Matters" and "Electric Energy Situation in California" for more information.

        Costs of power purchased for pumping increased slightly by 1.6% to $7.5 million in 2000 as compared to $7.4 million recorded in 1999, chiefly as a result of an increase in energy costs, the effect of which was partially offset by a decrease in pumped groundwater in SCW's water supply mix.

        Groundwater production assessments increased by 4.2% to $7.5 million in 2000 from $7.2 million in 1999 due primarily to increased costs for excess pumping in SCW's San Gabriel and San Dimas customer service areas to meet summer demands.

        A negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. Conversely, a positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. SCW has a higher net under-collected position in 2000 than in 1999 reflecting the increased energy costs in SCW's Bear Valley electric service area, the aggregate effect of which was partially offset by new water rates effective during 2000, authorized to collect previously incurred supply costs in SCW's various water customer service areas, as well as the WRD refunds during 1999 as discussed previously. See the section entitled "Regulatory Matters" for more information.

        The balancing account mechanism insulates earnings from changes in the unit cost of supply costs, which are outside of the immediate control of SCW. However, the balancing account is not designed to insulate earnings against changes in the actual water supply mix as compared to that mix authorized for recovery in rates. In 2000, SCW's overall water supply mix improved slightly over that mix authorized in rates due to additional well production capability coming on-line during the year. There is no assurance that the favorable mix can be sustained in future periods since actual results are affected by availability and quality of water, both purchased and produced from SCW's wells. See the section entitled "Water Supply" for more information.

        Other operating expenses increased by 7.4% from the $15.6 million recorded in 1999 reflecting increased costs for water treatment, and increased labor and billing costs due to additional billing and customer service contracts obtained by ASUS.

        Administrative and general expenses decreased by 8.7% to $26.1 million in 2000 from $28.6 million recorded in 1999. The decrease is due primarily to booking reduced reserves for litigation in 2000 and a reduction in pension expenses. See the section entitled "Legal Proceedings" in Part I for more information.

        Depreciation expense in 2000 increased by 11.7% to $15.3 million reflecting the effects of recording approximately $50 million in net plant additions during 1999, depreciation on which began in 2000.

        Maintenance expense increased to $10.3 million in 2000 compared to the recorded $9.8 million in 1999 due principally to increased maintenance on SCW's water supply sources and maintenance of water mains.

        Taxes on income increased by approximately 13.5% to $15.1 million in 2000 as compared to the $13.3 million in 1999 due primarily to a 15.2% increase in pre-tax income, the effect of which was partially offset by slightly lower effective tax rate.

        Property and other tax expense increased by 7.6% in 2000 to $7.1 million due to higher property valuation, increased franchise fees associated with higher revenues, and increased payroll taxes due to increased labor costs.

        The loss of $99,000 in other income recorded for 2000 is related to the effect of recording amortization and interest expenses, starting January 2000, on SCW's entitlement in the State Water Project. See Note 8 of the "Notes to Financial Statements" for more information.

        In 2000, interest expense increased by 9.3% to $14.1 million from the $12.9 million recorded in 1999 due to additional short-term borrowing at higher rates, incurred by SCW to temporarily fund its capital expenditures.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

        Basic earnings per Common Share in 1999 increased by 10.5% to $1.79 per share as compared to $1.62 per share for the comparable period of 1998. Registrant had no dilutive securities outstanding during 1998 and 1999, therefore basic and fully diluted earnings per share are the same. The increase in the recorded results primarily reflects higher revenues at SCW during 1999 as is more fully discussed below.

        Water operating revenues increased by 18.5% in 1999 to $159.7 million from the $134.8 million reported in 1998. Water sales volumes in 1999 were 9.0% higher than 1998 due primarily to the much drier and warmer weather conditions throughout Southern California in 1999 than in 1998. Additional increases in revenues were due to the general rate increases in six of SCW's customer service areas effective January 1, 1999, which were applicable to 65% of SCW's water customers.

        Electric operating revenues of $13.3 million were 1.0% higher in 1999 as compared to 1998 due to a 1.3% increase in kilowatt-hour sales, primarily by industrial power users. The sales increase was partially offset by the lower billing rates of industrial customers relative to residential customers.

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

        Costs of power purchased for resale in 1999 to customers in SCW's Bear Valley Electric division increased by 42.0% to $7.1 million from the $5.0 million recorded in 1998 due primarily to additional energy demand charges from the energy supplier serving SCW's Bear Valley Electric Service unit in 1999. Most of this increase has been included in the electric supply cost balancing account that, as described below, partially insulates earnings from the effects of the significantly increased power costs, unless recovery of costs is disallowed. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of costs or additional delays in the recovery of costs during any period in which there has been a substantial run-up in costs. See the sections entitled "Regulatory Matters" and "Electric Energy Situation in California" for more information.

        Costs of power purchased for pumping increased by 5.5% to $7.4 million in 1999 chiefly as a result of an increase in pumped groundwater in SCW's water supply mix due to increased sales volumes.

        Groundwater production assessments decreased by 5.3% to $7.2 million in 1999 from $7.6 million in 1998 due to reduced quantity rates in SCW's Metropolitan and San Dimas customer service areas.

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

        The balancing account mechanism insulates earnings from changes in the unit cost of supply costs that are outside of the immediate control of SCW. However, the balancing account is not designed to insulate earnings against changes in the actual water supply mix for water operation as compared to that mix authorized for recovery in rates. In 1999, SCW's overall water supply mix improved favorably over that mix authorized in rates resulting in additional income. There is no assurance that the favorable mix can be sustained in future periods since actual results are affected by availability and quality of water, both purchased and produced from SCW's wells.

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

LIQUIDITY AND CAPITAL RESOURCES

        AWR funds its operating expenses and pays dividends on its outstanding Common and Preferred Shares principally through dividends from SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. On August 16, 2000, AWR issued 1,107,000 Common Shares at $26.125 per share under this Registration Statement. Net proceeds from the offering have been used to fund a portion of the purchase price of CCWC and will be invested in SCW. As of December 31, 2000, approximately $31,074,000 remained for issuance under this Registration Statement. AWR completed the acquisition of the common stock of CCWC on October 10, 2000 for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt.

        AWR maintains a revolving credit facility with a $25 million aggregate borrowing capacity. At December 31, 2000, no amount was outstanding under this facility.

        SCW funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding Common Shares through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings, amortization of deferred charges, and depreciation expense. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs, and timing of rate relief. See the sections entitled "Risk Factors" and "Electric Energy Situation in California" for more information.

        Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses, including the expenses for its Bear Valley Electric customer service area. See the section entitled "Electric Energy Situation in California" for more information. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $60 million as of December 31, 2000, of which a total of $45 million was then outstanding. SCW routinely employs short-term bank borrowing as an interim-financing source prior to funding capital expenditures on a long-term basis as previously discussed.

        SCW also relies on external sources, including equity investments from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. At December 31, 2000, $20 million was available for issuance by SCW as long-term debt under a Registration Statement filed in 1998. In January 2001, SCW issued the remaining $20 million of long-term debt with the proceeds used to reduce bank borrowing. During 2001, SCW anticipates filing a Registration Statement with the SEC for issuance, from time to time, of additional debt securities.

        CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal sources. CCWC also relies on external sources, including long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

        ASUS funds its operating expenses primarily through contractual management fees.

ELECTRIC ENERGY SITUATION IN CALIFORNIA

        The electric energy environment in California has changed as a result of the December 1995 CPUC decision on restructuring of California's electric utility industry and state legislation passed in 1996. On September 23, 1996, the State of California enacted legislation, California Assembly Bill 1890 as amended by California Senate Bill 477, to provide a transition to a competitive market structure, which was expected to provide competition and customer choice, beginning January 1, 1998, with all consumers ultimately participating by 2002. SCW's Bear Valley electric customer service area was exempted by the CPUC from compliance with most of the provisions of the CPUC order and the state legislation.

        On January 17, 2001, the Governor of the State of California proclaimed a state of emergency in California due to shortages of electricity available to certain of California's utilities resulting in blackouts, the unanticipated and dramatic increases in electricity prices and the insufficiency of electricity available from certain of California's utilities to prevent disruption of electric service in California. The reasons for the high cost of energy are under investigation but are reported to include, among other things, limited supply caused by a lack of investment in new power plants to meet growth in demand, planned and unplanned outages of power plants, lower than usual availability of hydroelectric power from the Pacific Northwest due to lower than usual precipitation and higher demand for electricity in the region, transmission line constraints and increased prices for natural gas, the fuel used in many of the power plants serving the region.

        Legislation has been enacted and executive orders issued designed to encourage and accelerate the construction of additional power plants and the repowering and updating of existing power plants to increase the supply of electricity in the State. A number of investigations have also been instituted as to the causes of the California energy situation and numerous pieces of legislation have been introduced at the California Legislature to deal with different aspects of the situation. The long-term impact of these legislative initiatives on SCW's Bear Valley Electric division is difficult to predict. For the short-term, however, management expects energy costs to remain high and to continue to be volatile.

        All electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. Historically, SCW purchased electric energy from the Southern California Edison (SCE) unit of Edison International. However, in order to keep electric power costs as low as possible, SCW entered into an energy brokerage contract with Sempra Energy Corporation (Sempra). SCW purchased electric energy for its Bear Valley electric service division from Sempra during the period beginning March 26, 1996 through April 30, 1999. SCW changed energy brokers to Illinova Energy Partners (Illinova) beginning May 1, 1999 through April 30, 2000, and with Dynegy Power Marketing, Inc. (Dynegy) since May 1, 2000. The change to Dynegy is a result of the merger between Dynegy and Illinova.

        In response to the potential for rising electricity costs, in May 2000, SCW entered into a one-year, block forward purchase contract with Dynegy for 12 megawatts (MW's) of electric energy for its Bear Valley electric service division at a price of $35.50 per MW. This contract expires April 30, 2001. Dynegy also procured electric energy requirements above the 12 MW forward purchase contract. The average minimum load at SCW's Bear Valley electric service division has been approximately 12 MW. The average winter load has been 18 MW with a winter peak of 30 MW when the snowmaking machines at the ski resorts are operating.

        Electric energy prices in California have risen rather steadily since the passage of the CPUC's electric restructuring decision, although the rate of increase in cost has accelerated in recent months. During 1999, SCW incurred approximately $2.5 million more in electric energy costs than were included in current rates for electric service. During 2000, an additional $5.7 million was incurred. As of December 31, 2000, SCW had approximately $8.6 million of under-collected electric energy costs included in the electric balancing account.

        In May 2000, SCW filed an Advice Letter with the CPUC for recovery of approximately $2.4 million in then under-collected power costs over a five-year period. The CPUC has not yet issued a decision in that filing. SCW will file another Advice Letter for recovery of the additional under-collected amount as well as adjustment in base rates to recover over two years estimated electric power costs on a current basis. Management believes that the recovery of these amounts is probable but is unable to predict when, or if, the CPUC will authorize recovery of all or any of these expenses. See the section entitled "Regulatory Matters" for more information.

        In January 2001, SCW filed Advice Letters to increase the costs of purchased power included in base water rates for each of its ratemaking districts. These filings resulted from the 10% increase in electric rates that Southern California Edison and Pacific Gas & Electric Company were authorized to implement by the CPUC. Management believes that these filings will be approved but is unable to predict when, or if, the CPUC will authorize recovery of all or any of these expenses. See the section entitled "Regulatory Matters" for more information.

        In a continuing effort to control the escalation of electric energy costs for SCW's Bear Valley Electric division, SCW is considering a number of options including (i) renegotiation of the block forward purchase of electric energy, (ii) purchase of electric energy from on-site generation facilities installed by a third party and (iii) use of portable generation to avoid peak energy prices. Each of these options is expected to result in increased electric energy prices for customers of SCW's Bear Valley Electric division. Management believes that these solutions in whole or in part represent significant savings for customers relative to reliance on spot purchases in the open market. Management further believes that costs incurred are recoverable from customers although it can give no assurance that the CPUC will ultimately allow recovery of all or any of the costs through rates.

CONSTRUCTION PROGRAM

        SCW maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and

CPUC requirements. SCW's Board of Directors has approved anticipated net capital expenditures of approximately $50.4 million for 2001. Of this amount, approximately $13 million is subject to CPUC approval of an advice letter filing. Absent such approval, this amount would be included in the next general rate case filing for SCW's Region II.

        AWR, CCWC and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments.

REGULATORY MATTERS

        SCW is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classifications of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of convenience and necessity as to the extension of services and facilities and various other matters. CCWC is subject to regulation by the ACC.

        Rates that SCW and CCWC are authorized to charge are determined by the CPUC and the ACC, respectively, in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year in California and using an historical test year, as adjusted in Arizona. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for all prudently incurred costs, including a return on rate base sufficient to pay principal and interest on debt securities, preferred stock distributions and a reasonable rate of return on equity. Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions. Balancing account adjustments for purchased water and power are permitted in California, but generally not Arizona.

        Neither AWR nor ASUS are regulated by the CPUC. The CPUC does, however, regulate certain transactions between SCW and its affiliates. The ACC also regulates certain transactions between CCWC and its affiliates.

        The 22 customer service areas (CSAs) of SCW are grouped into 9 water districts and 1 electric district for ratemaking purposes. Water rates vary among the 9 ratemaking districts due to differences in operating conditions and costs. SCW monitors operations on a regional basis in each of these districts so that applications for rate changes may be filed, when warranted. Under the CPUC's practices, rates may be increased by three methods: general rate case increases (GRC's), offsets for certain expense increases and advice letter filings related to certain plant additions and other operating cost increases GRC's are typically for three-year periods, which include step increases for the second and third year. Rates are based on a forecast of expenses and capital costs. GRC's have a typical regulatory lag of one year. Offset rate increases typically have a two to four month regulatory lag. The following table lists information on estimated annual rate changes during 2000, 1999, and 1998.


($ in 000's)   Supply     Balancing       General
                Cost       Account        and Step     Advice
   Year        Offset    Amortization    Increases     Letters       Total
---------------------------------------------------------------------------
2000           $     0      $(1,474)      $ 6,973      $ 1,040      $ 6,539
1999           $    23      $ 1,349       $15,175      $   657      $17,204
1998           $   786      $(2,852)      $ 3,590      $   713      $ 2,237


        GRC step increase for SCW's Region II and General Office Allocation step increases for the Arden-Cordova, Bay Point, Simi Valley and Santa Maria CSAs were effective beginning January, 2000. Step increase for Ojai became effective April 23, 2000. Attrition increases for Arden-Cordova and Bay Point CSAs were also in effect beginning January 2000.

        Effective June 27, 2000, SCW was authorized by the CPUC to implement new increased rates for four water ratemaking districts in SCW's Region III and to combine tariff schedules into regional rates for the customer service areas that make up SCW's Region III. Despite the delay in obtaining CPUC approval of these rates, which resulted in a loss of approximately $1.4 million in revenues for the six months ended June 30, 2000, the new rates generated approximately $2.5 million in additional revenues during the third and fourth quarters of 2000.

        New water rates with an annual increase of approximately $2.5 million for seven ratemaking districts in SCW's Region I were implemented in January 2001. SCW's application to combine the seven ratemaking CSAs into one regional rate was, however, denied by the CPUC. Step increases of approximately $1.7 million for CSAs in SCW's Region III were also effective in January 2001. An attrition increase of approximately $2.8 million for Region II was in effect from February 2001.

        A CPUC Order authorizing SCW to increase rates by $830,000 per year went in effect on October 24, 2000 for recovery of capital expenditures associated with Y2K readiness, not already included in Registrant's water rates. See the section entitled "Year 2000 Issue" for more information.

        In October 2000, the CPUC approved SCW's application to provide water and wastewater services to a new housing development located in Orange County, California.

        An advice letter seeking recovery of approximately $2.4 million in under-collected supply costs for SCW's Bear Valley Electric service area has been filed with the CPUC. SCW has also filed for recovery of increased costs of electric power incurred to pump water for its water customers. See the section entitled "Electric Energy Situation in California" for more information.

        On July 6, 2000, the CPUC concluded its Order Instituting Rulemaking on its own motion to set rules and to provide guidelines for privatization and excess capacity as it relates to investor owned water companies, including Registrant. The CPUC's order establishes a mechanism for sharing gross revenues, after pass-through of certain expenses, between customers of SCW and shareholders of Registrant. The order also requires water utilities, including Registrant, to file an advice letter with the CPUC for approval of services that utilize, in whole or in part, assets or employees reflected in the utility's revenue requirements.

        Hearings before the CPUC have concluded on SCW's application to include an additional $1.6 million in rate base for a water treatment facility in SCW's Clearlake service area. In 1993, the CPUC disallowed the entire $1.6 million and Registrant wrote off the entire amount. SCW's application demonstrated that the previously disallowed portion of the treatment plant is now fully "used and useful" and is providing service to customers. A decision on the Company's application is anticipated during the second quarter of 2001, which could result in $1.6 million write-up. Recovery of the costs associated with the plant was included in the general rate increase application for SCW's Clearlake service area.

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

        On November 2, 2000, a final decision from the CPUC concluded that the CPUC has the authority to regulate the service of water utilities with respect to the health and safety of that service; that the Department of Health Services of the State of California (DOHS) requirements governing drinking water quality adequately protect the public health and safety; and that regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements. SCW has filed for recovery of $879,000 in expenses associated with this matter. Management believes that these costs are recoverable although it can give no assurance that the CPUC will ultimately allow recovery of all or any of the costs through rates. See the section entitled "Legal Proceedings" in Part I for more information.

        On December 26, 2000, SCW filed an Advice Letter with the CPUC, in accordance with a prior CPUC resolution authorizing such a filing, seeking recovery of approximately $1,800,000 in expenses associated with its lawsuits against Aerojet General Corporation and the Department of Water Resources of the State of California. SCW believes that the recovery of these costs are probable although it can give no assurance that the CPUC will ultimately allow recovery of all or any of the costs through rates. See the section entitled "Legal Proceedings" in Part I for more information.

        On January 26, 2001, the CPUC Staff, SCW and Peerless Water Co., a privately owned water company in Bellflower, California, signed a Settlement Agreement, which recommends approval of the proposed acquisition by SCW of Peerless. A final decision from the CPUC is anticipated by the second quarter of 2001.

        There are no active regulatory proceedings affecting CCWC or its operations.

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

        SCW and CCWC currently test their wells and water systems according to requirements listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCL's is treated to reduce contaminants to acceptable levels before it is delivered to customers.

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

        AWR is currently unable to predict the ultimate impact that the 1996 SDWA amendments might have on the financial position or results of operation of its regulated utility subsidiaries. The CPUC and ACC ratemaking processes provide SCW and CCWC with the opportunity to recover prudently incurred capital and operating costs associated with water quality. Management believes that such incurred costs will be authorized for recovery by the CPUC and ACC, as appropriate.

        Proposed Enhanced Surface Water Treatment Rule

        On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule (ESWTR), which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPA's Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA has adopted an Interim ESWTR applicable only to systems serving greater than 10,000 persons. On April 10, 2000, EPA published the proposed Long Term 1 Enhanced Surface Water Treatment Rule and Filter Backwash Rule (LT1FBR) in the Federal Register. This proposed rule will apply to each of SCW's five surface water treatment plants and the CCWC's surface water treatment plant. It basically extends the requirements of the ESWTR to systems serving less than 10,000 persons and will require some systems to institute changes to the return of recycle filter backwash flows within the treatment process to reduce the effects of recycle on compromising microbial control. Registrant is presently unable to predict the ultimate impact of the LT1FBR, but it is anticipated that all five SCW's plants and the CCWC's plant will achieve compliance within the three year to five-year time frames identified by EPA.

        Regulation of Disinfection/Disinfection By-Products

        SCW and CCWC are also subject to the new regulations concerning disinfection/disinfection by-products (DBP's), Stage I of which regulations were effective in November 1998 with full compliance required by 2001. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. Two of SCW's systems are immediately impacted by this rule. SCW implemented modifications to the treatment process in its Bay Point and Cordova systems. It is anticipated that both systems will be in full compliance by 2001. A third SCW plant will require treatment modifications in order to comply with this rule. SCW is preparing to conduct studies in Calipatria to determine the best treatment methods to comply with this rule.

        The EPA will adopt Stage II rules pertaining to DBP's by summer of 2001. The EPA is not allowed to use the new cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBP's but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule. The final rule is expected by 2002.

        Ground Water Rule

        On May 10, 2000, the EPA published the proposed Ground Water Rule (GWR), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule will apply to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems, source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifer or have detected fecal indicators within the system's distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. The GWR is scheduled to be issued as a final regulation in 2001. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, SCW and CCWC do not believe that such regulations will impose significant compliance costs, since they already currently engages in disinfection of their groundwater systems.

        Regulation of Radon and Arsenic

        The final regulation on arsenic was published in January 2001 with a new federal standard of 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in SCW's system and three wells in CCWC's system. However, the new administration has put a temporary hold on the ruling and AWR is unable to predict if or when the rule will be officially released.

        The EPA has proposed new radon regulations following a National Academy of Sciences risk assessment and study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences study is in agreement with much of EPA's original findings but has slightly reduced the ingestion risk initially assumed by EPA. EPA established an MCL of 300 Pico Curies per liter based on the findings and has also established an alternative MCL of 4000 Pico Curies per liter, based upon potential mitigation measures for overall radon reduction. It is our understanding that the United States Office of Management and Budget has sent the radon rule back to EPA for reconsideration. The final rule was expected to be effective in August 2000, but has been delayed. SCW and CCWC currently monitor their wells for radon in order to determine the best treatment appropriate for affected wells.

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

        Fluoridation of Water Supplies

        SCW is subject to State of California Assembly Bill 733, which requires fluoridation of water supplies for public water systems serving more than 10,000 service connections. Although the bill requires affected systems to install treatment facilities only when public funds have been made available to cover capital and operating costs, the bill requires the CPUC to authorize cost recovery through rates should public funds for operation of the facilities, once installed, become unavailable in future years.

        Matters Relating to SCW's Arden-Cordova System

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

        In February 1998, SCW was informed that nitrosodimethylamine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Arden-Cordova system. The wells have been removed from service. Another well was also removed from service in September 1999 due to the contamination. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corp. Aerojet-General Corp. has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source(s) of water supply in SCW's Arden-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of two new wells. As of December 31, 2000, Aerojet-General Corp. has previously reimbursed SCW $4.5 million. The remainder of the costs is subject to further reimbursement, including interest. The reimbursement from Aerojet-General Corp. reduces SCW's utility plant and costs of purchased water.

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

        Matters Relating to SCW's Culver City System

        The compound, methyl tertiary butyl ether (MTBE), an oxygenate used in reformulated fuels, has been detected in the Charnock Basin, located in the city of Santa Monica and within SCW's Culver City customer service area. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, SCW removed two of its wells in the Culver City system from service in October 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells has been found to be contaminated with MTBE. SCW is purchasing water from the Metropolitan Water District of Southern California (MWD) at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

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

        On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company and Equilon Enterprises LLC to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination of the Charnock Sub-Basin drinking water. The EPA has ordered Shell Oil to reimburse SCW for water replacement costs. The agencies are continuing to investigate the causes of

MTBE pollution and intend to ensure that all responsible parties contribute to its clean up although SCW is unable to predict the outcome of the EPA's enforcement efforts.

        Matters Relating to SCW's Yorba Linda System

        The compound, MTBE, has been detected in three wells serving SCW's Yorba Linda system. Two of the wells are standby wells and the third well has not shown MTBE above the DOHS secondary standard of 5.0 ppb at this time. SCW has constructed an interconnection with the MWD to provide for additional supply in the event the third well experienced levels of detection in excess of the DOHS standard.

        SCW has met with the Regional Water Quality Control Board, the Orange County Water District, the City of Anaheim, the DOHS and three potentially responsible parties (PRP's) to define the extent of the MTBE contamination plume and assess the contribution from the PRP's. The PRP's have voluntarily initiated a work plan for regional investigation. While there have not been significant disruptions to the water supply in Yorba Linda at this point in time, no assurances can be given that MTBE contamination will not increase in the future.

        Bear Valley Electric

        SCW has been, in conjunction with the Southern California Edison unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements. The 115kv Project is subject to an environmental impact report (EIR) and delays in approval of the EIR may impact service in SCW's Bear Valley Electric Service customer service area. SCW has, however, taken other measures, that will be enacted on an emergency basis, to meet load growth and mitigate delays in approval of the EIR. In addition, third parties willing to construct gas-fired generating facilities, sufficient to meet the peaking and future capacity needs of Bear Valley Electric, in exchange for a long-term purchase contract have approached SCW. Management is unable at this time to predict if such an arrangement will be economically beneficial to customers or if the generating facility can meet all environmental requirements. See the section entitled "Electric Energy Situation in California" for more information.

WATER SUPPLY

        During 2000, SCW supplied a total of 88,055,900 CCF of water. Of this amount, approximately 55.3% came from pumped sources and 42.7% was purchased from others, principally the MWD. The remaining amount was supplied by the Bureau of Reclamation (the Bureau) under a no-cost contract. During 1999, SCW supplied 85,327,800 CCF of water, 58.2% of which came from pumped sources, 40.2% was purchased, and the remainder was supplied by the Bureau.

        The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. Registrant has 65 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project (SWP). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies from these sources are anticipated to remain adequate through 2001. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project (CAP). In response, MWD has taken a number of steps to secure additional storage capacity and to increase available water supplies, by effecting transfers of water rights from other sources.

        SCW's water supply and revenues are significantly affected by changes in meteorological conditions. After being buffeted by the weather extremes of the El Nino/La Nina Southern Oscillation phenomena, weather in SCW's service areas has returned to normal weather patterns. The October 1999 to September 2000 precipitation season was near normal. However due to lower than normal precipitation in the last three months of 2000, the California Department of Water Resources (DWR) has issued an early indication in January 2001 that if the trend continues, allocation of water to state water project contractors, including MWD, could be lowered. The allocation process in California depends on the Sierra snow pack and other sources of water and can vary significantly as the winter season progresses. January and February 2001 brought significant precipitation. For the water year to end of January 2001, precipitation was 19.9" or 61% of normal, which was higher than the historical average of 40% of normal. Reservoir storage statewide as of the end of January 2001 is 107% of historical storage level.

        The MWD, in response to DWR's early indication, has publicly assured consumers that it is well prepared to help the region through one or more dry years. In order to meet anticipated needs, MWD has in the ten years since the state's last drought invested billions of dollars in water conservation programs, and water recycling, storage and infrastructure programs. Foremost among the safeguards is Diamond Valley Reservoir, a 4,500 acre reservoir in southwest Riverside County. Capable of holding 800,000 acre-feet or 269 billion gallons, the reservoir is currently more than half full.

        Although overall groundwater conditions remain at adequate levels, certain of SCW's groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, have caused increased reliance on purchased water in its supply mix.

        CCWC obtains its water supply from three operating wells and from Colorado River water delivered by the CAP. The majority of CCWC's water supply is obtained from its CAP allocation and well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the well system in optimal operating condition. CCWC has an Assured Water Supply designation, by decision and order of the Arizona Department of Water Resources, providing in part that, subject to its requirements, CCWC currently has a sufficient supply of ground water and CAP water which is physically, continuously and legally available to satisfy current and committed demands of its customers, plus at least two years of predicted demands, for 100 years.

        Notwithstanding such a designation, CCWC's water supply may be subject to interruption or reduction, in particular owing to interruption or reduction of CAP water. In the event of interruption or reduction of CAP water, CCWC can currently rely on its well water supplies for short-term periods. However, in any event, the quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs.

BUSINESS SEGMENTS

        AWR currently has three principal business units: water service and electric distribution utility operations conducted through its SCW subsidiary, water service utility operation conducted through its CCWC subsidiary, and non-regulated activities through its ASUS subsidiary. All activities of SCW currently are geographically located within the State of California. All activities of CCWC are located in the state of Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. See Note 11 to the "Notes to Financial Statements".

YEAR 2000 ISSUE

        Registrant has had no Y2K incidents, business disruptions, failures or legal proceedings. There have been no actual or anticipated effects or changes to Registrant's operating trends or revenue patterns as a result of the transition. Not all Y2K problems were necessarily expected to surface in 2000. Registrant does not have, and may never fully have, sufficient information about the Y2K exposure of third parties to adequately predict the risks posed by them to Registrant. If the third parties later discover any Y2K problems that are not remedied, resulting problems could include temporary loss of utility services and disruption of water supplies. Costs related to Y2K incurred by SCW are recovered through water rates. The CPUC has authorized an increase in rates of $830,000 per year, effective October 24, 2000. See Note 13 to the "Notes to Financial Statements".

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

        In March 1998, the CPUC issued an Order Instituting Investigation (the
OII) as a result of these types of suits being filed against water utilities in California. On November 2, 2000, CPUC issued a final order concluding that the CPUC has the jurisdiction to regulate the service of water utilities with respect to the health and safety of that service; that DOHS requirements governing drinking water quality adequately protect the public health and safety; and that regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements.

        The CPUC has authorized a memorandum account for legal expenses incurred by water utilities, including SCW, in the water quality lawsuits. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of December 31, 2000, Registrant had incurred $887,500 in the OII-related memorandum account.

Environmental Regulation

        SCW and CCWC are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

        - the 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to minimum containment levels

        - approved regulations requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations will affect SCW's five surface water treatment plants and one CCWC's plant

        - additional regulation of disinfection/disinfection byproducts expected to be adopted before the end of 2002; these regulations will potentially affect two of SCW's systems

        - additional regulations expected to be adopted in 2001 requiring disinfection of certain groundwater systems

        - regulation of arsenic issued in January 2001 and potential regulation of radon

        - new California requirements to fluoridate public water systems serving over 10,000 customers

        SCW and CCWC may be able to recover costs incurred to comply with these regulations through the ratemaking process for our regulated systems. We may also be able to recover certain of these costs under our contractual arrangements with municipalities. In certain circumstances, we may recover costs from parties responsible or potentially responsible for contamination.

Rates and Regulation

        SCW is subject to regulation by the CPUC. CCWC is subject to regulation by the ACC. AWR and ASUS are not directly subject to CPUC regulation. The CPUC may, however, regulate transactions between SCW and AWR, including the manner in which overhead costs are allocated between SCW and AWR and the pricing of services rendered by SCW to AWR. The ACC also regulates certain transactions between CCWC and its affiliates.

        SCW's revenues depend substantially on the rates that it is permitted to charge its customers. SCW may increase rates in three ways:

        -       by filing for a general rate increase

        -       by filing for recovery of certain expenses

        - by filing an "advice letter" for certain plant additions or other operating cost increases, thereby increasing rate base

        In addition, SCW recovers certain water supply costs through a balancing account mechanism. Supply costs include the cost of purchased water and power and groundwater production assessments. The balancing account mechanism is intended to insulate SCW's earnings from changes in water supply costs that are beyond SCW's control. The balancing account is not, however, designed to insulate SCW's earnings against changes in supply mix. As a result, SCW may not recover increased costs due to increased use of purchased water through the balancing account mechanism. In addition, balancing account adjustments, if authorized by the CPUC, may result in either increases or decreases in revenues attributable to supply costs incurred in prior periods, depending upon whether there has been an under-collection or over-collection of supply costs. CCWC is not permitted to recover these types of costs through a balancing account mechanism.

        There has been a substantial increase in the costs of purchased power in recent months. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of costs or additional delays in the recovery of costs during any period in which there has been a substantial run-up in costs.

        There are also a number of matters pending before the CPUC that may affect our future financial results. These matters include:

        - an advice letter filed by SCW seeking recovery of cost associated with various water quality litigations

        - an advice letter filed to recover the previous disallowed portion of a water treatment facility in SCW's Clearlake service area

        - an advice letter filed to recover the under-collection of supply costs for SCW's Bear Valley Electric service division

Adequacy of Water Supplies

        The adequacy of water supplies varies from year to year depending upon a variety of factors, including

        -       rainfall

        -       the amount of water stored in reservoirs

        -       the amount used by our customers and others

        -       water quality, and

        -       legal limitations on use.

        Reservoir storage statewide as of the end of January 2001 is 107% of historical storage level.

and the outlook for water supply in the near term is generally favorable. Population growth and increases in the amount of water used have, however, increased limitations on use to prevent over drafting of groundwater basins. The import of water from the Colorado River, one of SCW's important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project. We also have in recent years taken wells out of service due to water quality problems.

        CCWC obtains its water supply from three operating wells and from the Colorado River through the CAP. CCWC's water supply may be subject to interruption or reduction if there is an interruption or reduction in CAP water.

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

        In certain circumstances, we may recover these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination. As of December 31, 2000, Aerojet General Corp. has previously reimbursed us approximately $4.5 million for costs associated with the cleanup of the groundwater supply for our Arden-Cordova System and for the increased costs of purchasing water and developing new sources of groundwater supply. On October 25, 1999, we sued the California Regional Water Quality Control Board (CRWQCB) alleging that it has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is contaminating the underground water supply in our Rancho Cordova customer service area. In a separate lawsuit, also filed on October 25, 1999, we sued Aerojet General Corp. for causing the contamination. On March 22, 2000 Aerojet General Corp. filed a cross complaint against us for negligence and constituting a public nuisance. We cannot predict the outcome of these lawsuits but we will defend ourselves against these allegations.

        Two potentially responsible parties on matters relating to the clean-up and purchase of replacement water in the Charnock Basin, located in the cities of Santa Monica and Culver City, have previously reimbursed us for replacement water and certain legal and consulting expenses. The Charnock Basin is in our Culver City customer service area.

California Energy Situation

        The Governor of the State of California has proclaimed a state of emergency in California due to shortages of electricity available to certain of California's utilities and the dramatic increases in electricity prices. A number of investigations have been instituted as to the causes of the California energy situation and numerous pieces of legislation have been introduced at the California Legislature to deal with different aspects of the situation. We are unable to predict the long-term impact of these legislative initiatives. In the short-term, we expect energy costs to remain high and to continue to be volatile. We have been able to partially reduce the effect of these higher energy costs by entering into a long-term contract with Dynegy for 12 MW of electric energy for its Bear Valley Electric division. This contract expires on April 30, 2001 and we expect renewal of this agreement will cost significantly more.

        In a continuing effort to control the escalation of electric energy costs for SCW's Bear Valley Electric division, we are considering a number of options including (i) renegotiation of the block forward purchase of electric energy, (ii) purchase of electric energy from on-site generation facilities installed by a third party and (iii) use of portable generation to avoid peak energy prices. Each of these options is expected to result in increased electric energy prices for customers of SCW's Bear Valley Electric division. We believe that these solutions in whole or in part represent significant savings for customers as compared to reliance on spot purchases in the open market. We further believe that costs incurred are recoverable from customers. We cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs through rates.

ACCOUNTING STANDARDS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which establishes a new model for accounting for derivative and hedging activities, and supersedes and amends a number of existing standards. This statement as amended was adopted effective January 1, 2000 and has not had material impact on financial position or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk. The disclosure required is, therefore, not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        American States Water Company

                Consolidated Balance Sheets - December 31, 2000 and 1999

                Consolidated Statements of Capitalization - December 31, 2000 and 1999

                Consolidated Statements of Income - for the years ended December 31, 2000, 1999, and 1998

                Consolidated Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998

        Southern California Water Company

                Balance Sheets - December 31, 2000 and 1999

                Statements of Capitalization - December 31, 2000 and 1999

                Statements of Income - for the years ended December 31, 2000, 1999 and 1998

                Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 2000, 1999 and 1998

                Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998

        Notes to Financial Statements

        Report of Independent Public Accountants

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS


                                                                                December 31,
(in thousands)                                                              2000          1999
-------------------------------------------------------------------------------------------------
ASSETS

UTILITY PLANT, AT COST
     Water                                                              $ 608,032       $ 532,007
     Electric                                                              37,630          36,349
                                                                        -------------------------
                                                                          645,662         568,356
         Less - Accumulated depreciation                                 (173,367)       (151,733)
                                                                        -------------------------
                                                                          472,295         416,623
         Construction work in progress                                     36,801          32,972
                                                                        -------------------------
         Net utility plant                                                509,096         449,595
                                                                        -------------------------

OTHER PROPERTY AND INVESTMENTS                                             25,222          10,583

CURRENT ASSETS
     Cash and cash equivalents                                              5,808           2,189
     Accounts receivable-Customers, less reserves of $510 in 2000;         10,481          10,135
           $487 in 1999
     Other account receivable                                               5,233           4,347
     Unbilled revenue                                                      11,363          11,345
     Materials and supplies, at average cost                                1,116           1,153
     Supply cost balancing accounts                                        11,145           4,774
     Prepayments                                                            4,085           4,851
     Accumulated deferred income taxes - net                                3,249           5,546
                                                                        -------------------------
         Total current assets                                              52,480          44,340
                                                                        -------------------------

DEFERRED CHARGES
     Unamortized debt expense and redemption premium                        7,190           6,811
     Regulatory tax-related assets                                         17,705          19,941
     Other                                                                  4,953           1,911
                                                                        -------------------------
         Total deferred charges                                            29,848          28,663
                                                                        -------------------------
                    TOTAL ASSETS                                        $ 616,646       $ 533,181
                                                                        =========================


The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS


                                                                  December 31,
(in thousands)                                                 2000          1999
-----------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common shareholders' equity                             $192,723      $158,846
     Preferred Shares                                           1,600         1,600
     Preferred Shares - mandatory redemption                      320           360
     Long-term debt                                           176,452       167,363
                                                             ----------------------
         Total capitalization                                 371,095       328,169
                                                             ----------------------

CURRENT LIABILITIES
     Notes payable to banks                                    45,000        21,000
     Long-term debt and Preferred Shares - current                735           340
     Accounts payable                                          11,857        13,777
     Taxes payable                                              5,585         5,432
     Accrued interest                                           1,783         1,584
     Other                                                     15,257        12,832
                                                             ----------------------
         Total current liabilities                             80,217        54,965
                                                             ----------------------

OTHER CREDITS
     Advances for construction                                 69,230        57,485
     Contributions in aid of construction                      39,670        38,895
     Accumulated deferred income taxes - net                   51,131        48,302
     Unamortized investment tax credits                         3,156         3,064
     Regulatory tax-related liability                           1,817         1,861
     Other                                                        330           440
                                                             ----------------------
         Total other credits                                  165,334       150,047
                                                             ----------------------
         TOTAL CAPITALIZATION AND LIABILITIES                $616,646      $533,181
                                                             ======================


The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                                          December 31,
(in thousands)                                                        2000            1999
--------------------------------------------------------------------------------------------
COMMON SHAREHOLDERS' EQUITY:
    Common Shares, no par value, $2.50 stated value
         Authorized 30,000,000 shares
         Outstanding 10,079,629 in 2000 and 8,957,671 in 1999      $  25,199       $  22,394
    Additional paid-in capital                                       100,239          74,937
    Earnings reinvested in the business                               67,285          61,515
                                                                   -------------------------
                                                                     192,723         158,846
                                                                   -------------------------
PREFERRED SHARES: $25 PAR VALUE
        Authorized 64,000 shares
        Outstanding 32,000 shares, 4% Series                             800             800
        Outstanding 32,000 shares, 4 1/4% Series                         800             800
                                                                   -------------------------
                                                                       1,600           1,600
                                                                   -------------------------
PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION
    Requirements: $25 par value
        Authorized and outstanding 14,400 shares in 2000 and
        16,000 shares in 1999, 5% Series                                 360             400
        Less: Preferred Shares to be redeemed within one year            (40)            (40)
                                                                   -------------------------
                                                                         320             360
LONG-TERM DEBT
    5.82% notes due 2003                                              12,500          12,500
    6.64% notes due 2013                                               1,100           1,100
    6.80% notes due 2013                                               2,000           2,000
    8.50% fixed rate obligation due 2013                               1,714           1,798
    Variable rate obligation due 2014                                  6,000           6,000
    Variable rate obligation due 2018                                    622             650
    6.87% notes due 2023                                               5,000           5,000
    7.00% notes due 2023                                              10,000          10,000
    7.55% notes due 2025                                               8,000           8,000
    7.65% notes due 2025                                              22,000          22,000
    5.50% notes due 2026                                               7,950           8,000
    6.81% notes due 2028                                              15,000          15,000
    6.59% notes due 2029                                              40,000          40,000
    9.56% notes due 2031                                              28,000          28,000
    4% to 4.85% serial bonds due 2007                                  1,480               -
    5.20% term bonds due 2011                                          1,000               -
    5.40% term bonds due 2022                                          4,610               -
    4.65% term bonds due 2006                                            215               -
    5.30% term bonds due 2022                                          1,015               -
    3.34% repayment contract due 2006                                  1,530               -
    State Water Project due 2035                                       6,949           7,028
    Other                                                                462             587
                                                                   -------------------------
                                                                     177,147         167,663
                                                                   -------------------------
Less: Current maturities                                                (695)           (300)
                                                                   =========================
                                                                     176,452         167,363
                                                                   =========================
TOTAL CAPITALIZATION                                               $ 371,095       $ 328,169
                                                                   =========================


The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share amounts)                       For the years ended December 31,
                                                             2000            1999           1998
---------------------------------------------------------------------------------------------------
OPERATING REVENUES
       Water                                              $ 168,795       $ 159,693       $ 134,794
       Electric                                              14,366          13,338          13,201
       Other                                                    799             390              65
                                                          -----------------------------------------
            Total operating revenues                        183,960         173,421         148,060
                                                          -----------------------------------------

OPERATING EXPENSES
     Water purchased                                         41,592          36,143          30,833
     Power purchased for resale                              10,664           7,119           5,013
     Power purchased for pumping                              7,509           7,394           7,009
     Groundwater production assessment                        7,489           7,170           7,567
     Supply cost balancing accounts                          (6,371)           (473)             28
     Other operating expenses                                16,748          15,594          14,459
     Administrative and general expenses                     26,135          28,600          21,987
     Depreciation                                            15,339          13,650          12,538
     Maintenance                                             10,280           9,799           7,311
     Taxes on income                                         15,127          13,345          10,130
     Property and other taxes                                 7,141           6,566           6,124
                                                          -----------------------------------------
        Total operating expenses                            151,653         144,907         122,999
                                                          -----------------------------------------
OPERATING INCOME                                             32,307          28,514          25,061
                                                          -----------------------------------------

OTHER INCOME
     Total other income - net                                   (99)            532             769
                                                          -----------------------------------------
     Income before interest charges                          32,208          29,046          25,830
                                                          -----------------------------------------

INTEREST CHARGES
     Interest on long-term debt                              11,623          11,294           9,612
     Other interest and amortization of debt expense          2,499           1,651           1,595
                                                          -----------------------------------------
        Total interest charges                               14,122          12,945          11,207
                                                          -----------------------------------------

NET INCOME                                                   18,086          16,101          14,623
     Dividends on Preferred Shares                              (86)            (88)            (90)
                                                          -----------------------------------------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS                $  18,000       $  16,013       $  14,533

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                   9,380           8,958           8,958
BASIC EARNINGS PER COMMON SHARE                           $    1.92       $    1.79       $    1.62

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
OUTSTANDING                                                   9,411             N/A             N/A
FULLY DILUTED EARNINGS PER COMMON SHARE                   $    1.91             N/A             N/A


The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY


                                                            Common Shares                        Earnings
                                                        --------------------      Additional    Reinvested
                                                         Number                     Paid-in       in the
(in thousands)                                          of Shares     Amount        Capital      Business
----------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                             8,958      $ 22,394      $ 74,937      $ 53,722
Add:
    Net Income                                                                                     14,623
Deduct:
    Dividends on Preferred Shares                                                                      90
    Dividends on Common Shares - $1.26 per share                                                   11,287
                                                       --------------------------------------------------

BALANCES AT DECEMBER 31, 1998                             8,958      $ 22,394      $ 74,937      $ 56,968
Add:
    Net Income                                                                                     16,101
Deduct:
    Dividends on Preferred Shares                                                                      88
    Dividends on Common Shares - $1.28 per share                                                   11,466
                                                       --------------------------------------------------

BALANCES AT DECEMBER 31, 1999                             8,958      $ 22,394      $ 74,937      $ 61,515
Add:
    Net Income                                                                                     18,086
       Issuance of Common Shares for public               1,107         2,768        24,924
offering
       Issuance of Common Shares, others                     15            37           378
Deduct:
    Dividends on Preferred Shares                                                                      86
    Dividends on Common Shares - $1.28 per share                                                    8,954
    Dividends on Common Shares - $1.285 per share                                                   3,276
                                                       --------------------------------------------------

BALANCES AT DECEMBER 31, 2000                            10,080      $ 25,199      $100,239      $ 67,285
                                                       ==================================================


The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                                     For the years ended December 31,
-----------------------------------------------------------------------------------------------------
                                                                 2000           1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $ 18,086       $ 16,101       $ 14,623
     Adjustments for non-cash items:
        Depreciation and amortization                            15,339         14,364         15,368
        Deferred income taxes and investment tax credits          5,848          2,440          5,241
        Other - net                                              (1,043)         1,066          1,394
     Changes in assets and liabilities:
        Customer receivables                                       (616)        (1,555)          (769)
        Prepayments                                                 915          1,037          1,688
        Supply cost balancing accounts                           (6,371)          (474)           (14)
        Accounts payable                                         (2,567)         3,559         (1,552)
        Taxes payable                                               153           (468)        (3,215)
        Unbilled revenue                                            (18)        (2,042)          (197)
        Accrued Interest                                            199            179           (463)
        Other - net                                                 862          4,803          1,097
                                                               --------------------------------------
         Net cash provided                                       30,787         39,010         33,201
                                                               --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Construction expenditures                               (45,758)       (57,823)       (43,623)
        Acquisition of Chaparral City Water Company Stock       (18,484)             -              -
        Acquisition of Water Rights                              (1,653)             -              -
                                                               --------------------------------------
               Net cash used                                    (65,895)       (57,823)       (43,623)
                                                               --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of Securities                                   28,107         47,028         15,000
        Receipt of advances for and contributions                 2,512          5,300          3,381
        Refunds on advances for constructions                    (2,961)        (2,957)        (2,651)
        Retirement or repayments of long-term debt and
        redemption of Preferred Shares - net                       (616)          (435)        (9,488)
        Net change in notes payable to banks                     24,000        (17,000)        12,000
        Common and preferred dividends paid                     (12,315)       (11,554)       (11,386)
                                                               --------------------------------------
              Net cash provided                                  38,727         20,382          6,856
                                                               --------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              3,619          1,569         (3,566)
Cash and Cash Equivalents, Beginning of Year                      2,189            620          4,186
                                                               --------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $  5,808       $  2,189       $    620
                                                               --------------------------------------
TAXES AND INTEREST PAID:
    Income taxes paid                                          $  9,430       $ 12,137       $  5,430
    Interest paid                                              $ 14,379       $ 11,834       $ 11,391
                                                               --------------------------------------
NON-CASH TRANSACTIONS:
    Property installed by developers and conveyed to Company   $  2,570       $  4,096       $  1,797
    Assumption of Chaparral's long-term debt and
    non-current portion of Customer Deposit                    $ 11,425            N/A            N/A
                                                               ======================================


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY

BALANCE SHEETS


                                                                               December 31,
(in thousands)                                                             2000            1999
-------------------------------------------------------------------------------------------------
ASSETS

UTILITY PLANT, AT COST
     Water                                                              $ 570,836       $ 532,007
     Electric                                                              37,630          36,349
                                                                        -------------------------
                                                                          608,466         568,356
         Less - Accumulated depreciation                                 (165,002)       (151,733)
                                                                        -------------------------
                                                                          443,464         416,623
         Construction work in progress                                     36,605          32,972
                                                                        -------------------------
         Net utility plant                                                480,069         449,595
                                                                        -------------------------

OTHER PROPERTY AND INVESTMENTS                                              9,711          10,233
                                                                        -------------------------

CURRENT ASSETS
     Cash and cash equivalents                                              1,545           2,020
     Accounts receivable-Customers, less reserves of $498 in 2000;         10,071          10,135
           $487 in 1999
        Other                                                               5,097           4,275
        Intercompany receivable                                               376               -
        Unbilled revenue                                                   11,363          11,345
        Materials and supplies, at average cost                             1,039           1,153
        Supply cost balancing accounts                                     11,145           4,774
        Prepayments                                                         3,756           4,851
        Accumulated deferred income taxes - net                             3,256           5,573
                                                                        -------------------------
            Total current assets                                           47,648          44,126
                                                                        -------------------------

DEFERRED CHARGES
        Regulatory tax-related assets                                      17,705          19,941
        Other                                                              11,396           8,599
                                                                        -------------------------
               Total deferred charges                                      29,101          28,540
                                                                        -------------------------
                  TOTAL ASSETS                                          $ 566,529       $ 532,494
                                                                        =========================


The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

BALANCE SHEETS


                                                                 December 31,
(in thousands)                                                2000          1999
---------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
        Common shareholders' equity                        $164,808      $160,023
        Long-term debt                                      167,062       167,363
                                                           ----------------------
            Total capitalization                            331,870       327,386
                                                           ----------------------

CURRENT LIABILITIES
        Notes payable to banks                               45,000        21,000
        Long-term debt and preferred shares - current           275           340
        Accounts payable                                     11,203        13,615
        Intercompany payable                                  4,746             4
        Taxes payable                                         5,675         5,700
        Accrued interest                                      1,722         1,584
        Other                                                13,512        12,818
                                                           ----------------------
            Total current liabilities                        82,133        55,061
                                                           ----------------------

OTHER CREDITS
        Advances for construction                            58,195        57,485
        Contributions in aid of construction                 39,642        38,895
        Accumulated deferred income taxes - net              49,569        48,302
        Unamortized investment tax credits                    2,973         3,064
        Regulatory tax-related liability                      1,817         1,861
        Other                                                   330           440
                                                           ----------------------
            Total other credits                             152,526       150,047
                                                           ======================
              TOTAL CAPITALIZATION AND LIABILITIES         $566,529      $532,494
                                                           ======================


The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CAPITALIZATION


                                                      December 31,
(in thousands)                                   2000             1999
------------------------------------------------------------------------
COMMON SHAREHOLDERS' EQUITY:
     Common shares, no par value
        Outstanding 100 in 1998 and 1999       $  98,391       $  98,391
     Additional paid-in capital                        -               -
     Earnings reinvested in the business          66,417          61,632
                                               -------------------------
                                                 164,808         160,023
                                               -------------------------


LONG-TERM DEBT
     5.82% notes due 2003                         12,500          12,500
     6.64% notes due 2013                          1,100           1,100
     6.80% notes due 2013                          2,000           2,000
     8.50% fixed rate obligation due 2013          1,714           1,798
     Variable rate obligation due 2014             6,000           6,000
     Variable rate obligation due 2018               622             649
     6.87% notes due 2023                          5,000           5,000
     7.00% notes due 2023                         10,000          10,000
     7.55% notes due 2025                          8,000           8,000
     7.65% notes due 2025                         22,000          22,000
     5.50% notes due 2026                          7,950           8,000
     6.81% notes due 2028                         15,000          15,000
     6.59% notes due 2029                         40,000          40,000
     9.56% notes due 2031                         28,000          28,000
     State Water Project due 2035                  6,949           7,028
     Other                                           462             588
                                               -------------------------
                                                 167,297         167,663
Less: Current maturities                            (235)           (300)
                                               -------------------------
                                                 167,062         167,363
                                               -------------------------
        TOTAL CAPITALIZATION                   $ 331,870       $ 327,386
                                               =========================


The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME


($ in thousand, except  per share amounts)                    For the years ended December 31,
                                                            2000            1999            1998
---------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Water                                                $ 167,529       $ 159,693       $ 134,794
     Electric                                                14,366          13,338          13,201
                                                          -----------------------------------------
        Total operating revenues                            181,895         173,031         147,995
                                                          -----------------------------------------

OPERATING EXPENSES
     Water purchased                                         41,450          36,145          30,833
     Power purchased for resale                              10,664           7,119           5,013
     Power purchased for pumping                              7,442           7,394           7,009
     Groundwater production assessment                        7,489           7,170           7,567
     Supply cost balancing accounts                          (6,371)           (473)             28
     Other operating expenses                                16,306          15,475          14,434
     Administrative and general expenses                     25,545          28,077          21,884
     Depreciation                                            15,086          13,516          12,270
     Maintenance                                             10,191           9,794           7,311
     Taxes on income                                         14,881          13,473          10,360
     Property and other taxes                                 7,037           6,563           6,124
                                                          -----------------------------------------
        Total operating expenses                            149,720         144,253         122,833
                                                          -----------------------------------------
OPERATING INCOME                                             32,175          28,778          25,162
                                                          -----------------------------------------

OTHER INCOME
     Total other income - net                                  (140)            509           1,231
                                                          -----------------------------------------
     Income before interest charges                          32,035          29,287          26,393
                                                          -----------------------------------------

INTEREST CHARGES
     Interest on long-term debt                              11,512          11,294           9,612
     Other interest and amortization of debt expense          2,838           1,651           1,595
                                                          -----------------------------------------
        Total interest charges                               14,350          12,945          11,207
                                                          -----------------------------------------

NET INCOME                                                   17,685          16,342          15,186
     Dividends on Preferred Shares                                -               -             (46)

EARNINGS AVAILABLE FOR COMMON SHAREHOLDER                 $  17,685       $  16,342       $  15,140

BASIC EARNINGS PER COMMON SHARE                           $ 176,850       $ 163,420       $ 151,400

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            100             100             100


The accompanying notes are an integral part of these financial statements. All information has been adjusted to reflect formation of holding company in 1998.

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY


                                                                Common Shares                       Earnings
                                                           ---------------------      Additional   Reinvested
                                                             Number                     Paid-in      in the
(in thousands)                                             of Shares     Amount         Capital     Business
-------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                                8,958      $ 22,394       $ 74,937     $ 53,722
Add:
     Transfer Preferred Shares & Investments                                              1,060
     Transfer Preferred Shares & Investments                              75,997        (75,997)
     Net Income                                                                                       15,186
Deduct:
     Dividends on Preferred Shares                                                                        46
     Dividends on Common Shares - $.63 per share for
     8,957,671 shares                                                                                  5,643
     Dividends on Common Shares - $58,890 per share
     for 100 shares                                                                                    5,889
                                                          --------------------------------------------------

BALANCES AT DECEMBER 31, 1998                                  100      $ 98,391              -     $ 57,330
Add:
     Net Income                                                                                       16,342
Deduct:
     Dividends on Common Shares - $30,900 per share                                                    3,090
     Dividends on Common Shares - $30,500 per share                                                    3,050
     Dividends on Common Shares - $29,000 per share                                                    2,900
     Dividends on Common Shares - $30,000 per share                                                    3,000
                                                          --------------------------------------------------

BALANCES AT DECEMBER 31, 1999                                  100      $ 98,391              -     $ 61,632
Add:
     Net Income                                                                                       17,685
Deduct:
     Dividends on Common Shares - $32,000 per share                                                    3,200
     Dividends on Common Shares - $31,000 per share                                                    3,100
     Dividends on Common Shares - $33,000 per share                                                    3,300
     Dividends on Common Shares - $33,000 per share                                                    3,300
                                                          ==================================================
BALANCES AT DECEMBER 31, 2000                                  100      $ 98,391              -     $ 66,417
                                                          ==================================================


The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CASH FLOWS


                                                                 For the years ended December 31,
(in thousands)                                                   2000          1999          1998
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $ 17,685       $ 16,342       $ 15,185
     Adjustments for non-cash items:
        Depreciation and amortization                           15,086         14,229         15,100
        Deferred income taxes and investment tax credits         5,685          2,430          5,224
        Other - net                                               (479)         1,308          1,077
     Changes in assets and liabilities:
        Customer receivables                                        64         (1,640)         1,046
        Prepayments                                              1,095         (1,137)           660
        Supply cost balancing accounts                          (6,371)          (474)           (14)
        Accounts payable                                        (2,412)         3,561         (1,716)
        Taxes payable                                              (25)          (447)        (2,968)
        Unbilled revenue                                           (18)        (2,042)          (197)
        Accrued Interest                                           138            179           (463)
        Other - net                                              4,352          7,074            362
                                                              --------------------------------------
         Net cash provided                                      34,800         39,383         33,296
                                                              --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Construction expenditures                                 (45,560)       (57,823)       (43,623)
                                                              --------------------------------------
         Net cash used                                         (45,560)       (57,823)       (43,623)
                                                              --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Debt Securities                                     -         47,028         15,000
     Receipt of advances for and contributions in aid of
     construction                                                2,512          3,883          3,381
     Refunds on advances for construction                       (2,961)        (1,540)        (2,651)
     Repayments of long-term debt and redemption of
     Preferred Shares - net                                       (366)          (395)        (9,488)
     Net change in notes payable to banks                       24,000        (17,000)        12,000
     Common and preferred dividends paid                       (12,900)       (12,040)       (11,577)
                                                              --------------------------------------
         Net cash provided                                      10,285         19,936          6,665
                                                              --------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (475)         1,496         (3,662)
Cash and Cash Equivalents, Beginning of Year                     2,020            524          4,186
                                                              --------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $  1,545       $  2,020       $    524
                                                              --------------------------------------

TAXES AND INTEREST PAID:
     Income taxes paid                                        $  9,152       $ 12,241       $  5,430
     Interest paid                                            $ 14,120       $ 11,834       $ 11,391
                                                              --------------------------------------

NON-CASH TRANSACTIONS:
     Property installed by developers and conveyed to
     Company                                                  $  2,570       $  4,096       $  1,797
                                                              ======================================


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

        American States Water Company (AWR) is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and Chaparral City Water Company (CCWC). SCW is a public utility engaged principally in the purchase, production, distribution and sale of water as well as in the distribution of electricity in several California mountain communities. The California Public Utilities Commission (CPUC) regulates SCW's water and electric business including properties, rates, services, facilities and other matters. CCWC is an Arizona public utility company regulated by The Arizona Corporation Commission (ACC) serving approximately 11,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. AWR completed the acquisition of the common stock of CCWC on October 10, 2000 for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. ASUS performs non-regulated, water related services and operations on a contract basis. There is no regulatory oversight of ASUS or AWR. The consolidated financial statements include the accounts of AWR, SCW, ASUS and CCWC. AWR's assets and revenues are primarily those of SCW.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements include the accounts of AWR and its wholly owned subsidiaries SCW, ASUS and CCWC and are collectively referred to as Registrant. Inter-company transactions and balances have been eliminated. The preparation of these financial statements required the use of certain estimates by management in determining Registrant's assets, liabilities, revenues and expenses.

        The utility subsidiaries, SCW and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service.

        Property and Depreciation: SCW and CCWC capitalize, as utility plant, the cost of additions and replacements of retirement units. Such cost includes labor, material and certain indirect charges. Depreciation is computed on the straight-line, remaining-life basis. For the years 2000, 1999, and 1998 the aggregate provisions for depreciation for SCW approximated 2.6%, 2.5% and 2.5% of the beginning of the year depreciable plant, respectively. The aggregate provision for depreciation for CCWC is 2.5% for each of the same three years.

        At December 31, 2000, Registrant has $13,179,000 in goodwill included in Other Property and Investments. This amount represents the difference between the purchase price of the common equity of CCWC and CCWC's book equity at the time of closing and is being amortized over a period of 40 years.

        Interest: Interest is generally not capitalized for financial reporting purposes, as such procedure is not followed for ratemaking purposes.

        Revenues: Revenues include amounts billed to customers and unbilled revenues representing amounts to be billed for usage from the last meter reading date to the end of the accounting period.

        Basic Earnings Per Common Share: Basic Earnings per Common Share are based upon the weighted average number of Common Shares outstanding and net income after deducting preferred dividend requirements.

        Fully Diluted Earnings Per Common Share: Diluted Earnings Per Common Share are based upon the weighted average number of Common Shares including both outstanding and potential shares issuable in connection with stock options granted under Registrant's 2000 Stock Incentive Plan, and net income after deducting preferred dividend requirements.

        Supply Cost Balancing Accounts: As permitted by the CPUC, Registrant maintains water and electric supply cost balancing accounts for SCW to account for under-collections and over-collections of revenues designed to recover such costs. Recoverability of such costs is recorded in income and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments. Registrant accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. Registrant does not maintain a Supply Cost Balancing Account for CCWC.

        Debt Issue Expense and Redemption Premiums: Original debt issue expenses are amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding. The redemption premium on debt reacquired without refunding is amortized over the remaining period the debt would have been outstanding.

        Other Credits: Advances for construction represent amounts advanced by developers, which are generally refundable at rates ranging from 10% to 22% of the revenue received from the installations for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property.

        Cash and Cash Equivalents: For purposes of the Statements of Cash Flows, cash and cash equivalents include short-term cash investments with an original maturity of three months or less.

        Financial Instrument Risk: Registrant does not carry any financial instruments with off-balance sheet risk nor does its operations result in concentrations of credit risk.

        Fair Value of Financial Instruments: The table below estimates the fair value of each represented class of financial instrument held by Registrant. For cash and cash equivalents, accounts receivable and short-term debt, the carrying amount is used. Otherwise, rates available to Registrant at December 31, 2000 and 1999 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.


                                                2000                                       1999
                                -------------------------------------------------------------------------------
(dollars in thousands)          Carrying amount         Fair value         Carrying amount          Fair value
---------------------------------------------------------------------------------------------------------------
Financial assets:
    Cash                        $       5,808         $       5,808         $       2,189         $       2,189
    Accounts receivable                27,077                27,077                25,827                25,827
Financial liabilities:
    Short-term debt                    45,000                45,000                21,000                21,000
    Long-term debt              $     177,147         $     186,475         $     167,663         $     161,843
                                -------------------------------------------------------------------------------


NOTE 2 - CAPITAL STOCK

        All of the series of Preferred Shares outstanding at December 31, 2000 are redeemable at the option of AWR. At December 31, 2000, the redemption price per share for each series of $25 Preferred Shares was $27.00, $26.50 and $25.25 for the 4%, 4 1/4% and 5% Series, respectively. To each of the redemption prices must be added accrued and unpaid dividends to the redemption date.

        The $25 Preferred Shares, 5% Series, are subject to mandatory redemption provisions of 1,600 shares per year. The annual aggregate mandatory redemption requirement for this Series for the five years subsequent to December 31, 2000 is $40,000 each year.

        AWR has a Registration Statement on file with the SEC for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. On August 16, 2000, AWR issued 1,107,000 shares under this Registration Statement. Net proceeds from this sale were used to fund a portion of the purchase price of CCWC and will be invested in SCW. As of December 31, 2000, approximately $31,080,000 remained for issuance under this registration statement.

        For the year ended December 31, 2000, Registrant also issued 6,961 and 7,997 Common Shares under Registrant's Common Share Purchase and Dividend Reinvestment Plan (DRP) and the 401(k) Plan. There are 493,039 and 63,411 Common Shares authorized but unissued under the DRP and the 401(k) Plan, respectively, at December 31, 2000. For the years ended December 31, 1999 and December 31, 1998, all shares issued under Registrant's Common Share Purchase and Dividend Reinvestment Plan (DRP) and the 401(k) Plan were purchased on the open market. Shares reserved for the 401(k) Plan are in relation to company matching contributions and for investment purposes by participants.

        There are 250,000 Common Shares reserved for issuance under Registrant's 2000 Stock Incentive Plan. Under the Plan, stock options representing a total of 45,657 Common Shares upon exercise were granted to certain eligible employees on May 1, 2000.

        As of December 31, 2000 there were no retained earnings restricted, under any of SCW's debt instruments, as to the payment of cash dividends on Common Shares. CCWC is subject to contractual restrictions on its ability to pay dividends. There were no dividends distributed from CCWC to AWR in 2000.

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

        The board of directors may determine that, in certain circumstances, a proposal, which would cause a Distribution Date, is in the best interest of AWR's shareholders. Therefore, the board of directors may, at its option, redeem the Rights at a redemption price of $0.01 per Right.

NOTE 3 - COMPENSATING BALANCES AND BANK DEBT

        AWR maintains a revolving credit facility with a $25 million aggregate borrowing capacity. At December 31, 2000, no amount was outstanding under this facility. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $60 million as of December 31, 2000, of which a total of $45 million was outstanding. There were no compensating balances required. Loans can be obtained at the option of Registrant and bear interest at rates based on floating prime borrowing rates or at money market rates.

        SCW's short-term borrowing activities for the last three years were as follows:

                                                     December 31,
                                           -----------------------------------
(in thousands, except percent)               2000         1999          1998
------------------------------------------------------------------------------
Balance Outstanding at December 31,        $45,000       $21,000       $38,000
Interest Rate at December 31,                 7.19%         7.35%         5.86%
Average Amount Outstanding                 $38,531       $ 8,775       $19,309

Weighted Average Annual Interest Rate         7.11%         5.11%         6.78%
Maximum Amount Outstanding                 $50,000       $21,000       $39,000
                                           -----------------------------------

        There were no short-term borrowing activities at AWR parent or any of its other subsidiaries.

NOTE 4 - LONG TERM DEBT

        In March 1998, SCW sold the remaining $15 million under its Series B Medium Term Note Program and in December 1998, SCW redeemed all of its outstanding 10.10% Notes. In January 1999, $40 million of Series C Medium Term Notes were sold. In January 2001, the remaining $20 million of Series C Medium Term Notes were sold. The funds resulting from the issuances were used initially to repay short-term bank borrowings and, after that, to fund construction expenditures. SCW has no mortgage debt, and leases and other similar financial arrangements are not material.

        CCWC has long-term Industrial Development Authority Bonds (IDA Bonds) and a repayment contract due 2006. Substantially all of the utility plant of CCWC is pledged to secure its IDA Bonds. The Bond Agreement, among other things,
(i) requires CCWC to maintain certain financial ratios, (ii) restricts CCWC's ability to incur debt and make liens, sell, lease or dispose of assets, merge with another corporation, and (iii) restricts the payment of dividends.

        SCW has posted an Irrevocable Letter of Credit, which expires April 30, 2001 in the amount of $750,000 with an annual fee of 0.6% as security for its self-insured workers' compensation plan. SCW has also provided an Irrevocable Letter of Credit with a fee of 0.9%, which expires July 31, 2002, in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District. Additionally, in November 2000, SCW posted an Irrevocable Letter of Credit with an annual fee of 2.0%, which expires in October 1, 2001, in the amount of $250,000 as security for the deductible in the company's new Business Auto insurance policy.

        Annual maturities of all long-term debt, including capitalized leases, amount to $698,799, $749,787, $13,290,644, $839,486 and $893,362 for the five years ending December 31, 2001 through 2005, respectively.

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

        Deferred investment tax credits are being amortized to other income ratably over the lives of the property, giving rise to the credits.

        The significant components of deferred tax assets and deferred tax liabilities, as reflected in the balance sheets, and the accumulated net deferred income tax liabilities at December 31, 2000 and 1999 were:

                                                   December 31,
                                             -----------------------
(dollars in thousands)                         2000           1999
--------------------------------------------------------------------
Deferred tax assets:
    Balancing accounts                       $  3,103       $   (175)
    State tax effect                              146          5,721
                                             -----------------------
                                                3,249          5,546
                                             -----------------------
Deferred tax liabilities
    Depreciation                              (46,540)       (44,939)
    Advances and contributions                 14,969         15,862
    Other property related                     (8,728)       (10,007)
    Other non-property related                 (9,270)        (9,218)
                                             -----------------------
                                              (49,569)       (48,302)
                                             -----------------------
Accumulated deferred income taxes - net      $(46,320)      $(42,756)
                                             -----------------------

        The current and deferred components of income tax expense are as follows:


                                                                           December 31,
                                                              --------------------------------------
(dollars in thousands)                                             2000         1999        1998
----------------------------------------------------------------------------------------------------
Current
    Federal                                                   $  7,991       $  9,360       $  5,219
    State                                                        2,242          2,799          1,727
                                                              --------------------------------------
Total current tax expense                                       10,233         12,159          6,946
                                                              --------------------------------------
Deferred - Federal and State:
    Accelerated depreciation                                     3,556          3,405          3,319
    Balancing accounts                                           2,863           (207)             6
    Advances and contributions                                       -              -              -
    California privilege year franchise tax                     (1,216)          (970)          (544)
    Other                                                         (392)          (664)          (398)
                                                              --------------------------------------
Total deferred tax expense                                       4,811          1,564          2,383
                                                              --------------------------------------
Total income tax expense                                        15,044         13,723          9,329
                                                              --------------------------------------
Income taxes included in operating expenses                     15,127         13,345         10,130
Income taxes included in other income and expenses - net           (83)           378           (801)
                                                              --------------------------------------
Total income tax expense                                      $ 15,044       $ 13,723       $  9,329
                                                              --------------------------------------


        Additional information regarding taxes on income is set forth in the following table:


                                                                       December 31,
                                                        ----------------------------------------
(dollars in thousands, except percent)                    2000            1999            1998
------------------------------------------------------------------------------------------------
Federal taxes on pre-tax income at statutory rates      $ 11,595        $ 10,438        $  8,470
Increase (decrease) in taxes resulting from:
    State income tax expense                               2,722           2,605           1,654
    Depreciation                                           1,424           1,184             944
    Federal benefit of state taxes                          (953)           (912)           (579)
    Adjustments to prior years' provisions                   101             433             (97)
    Payment of premium on redemption                          66              66            (813)
    Other - net                                               89             (91)           (250)
                                                        ----------------------------------------
Total income tax expense                                $ 15,044        $ 13,723        $  9,329
                                                        ----------------------------------------
Pre-tax income                                          $ 33,130        $ 29,824        $ 23,952
                                                        ----------------------------------------
Effective income tax rate                                   45.4%           46.0%           38.9%
                                                        ----------------------------------------


NOTE 6 - EMPLOYEE BENEFIT PLANS

        Registrant maintains a pension plan (the Plan) that provides eligible employees (those age 21 and older, with one year of service) monthly benefits upon retirement based on average salaries and length of service. The normal retirement benefit is equal to 2% of the five highest consecutive years average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option. Annual contributions are made to the Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (ERISA).

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

        The CPUC has issued a decision, which provides for the recovery in rates of tax-deductible contributions made to a separate trust fund. In accordance with that decision, Registrant established two separate trusts in 1995, one for those retirees who were subject to a collective bargaining agreement and another for all other retirees. Registrant's funding policy is to contribute annually an amount at least equal to the revenues authorized to be collected through rates for post-retirement benefit costs. Post-retirement benefit costs for 1993, 1994 and 1995 were estimated at a total of $1.6 million and have been recorded as a regulatory asset for recovery over a 20-year period. The unamortized balance at December 31, 2000 was approximately $539,500.

        At December 30, 1999, Registrant had 728 participants in the Plan, 61 of these are employees covered by collective bargaining agreements, the earliest of which expires in 2001. The following table sets forth the Plan's funded status and amounts recognized in Registrant's balance sheets and the components of net pension cost and accrued post-retirement liability at December 31, 2000 and 1999:


                                                  Pension Benefits                Other Benefits
                                              --------------------------------------------------------
(dollars in thousands)                          2000            1999            2000            1999
------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit Obligation at beginning of year       $ 35,513        $ 38,572        $  4,431        $  4,363
Service Cost                                     1,530           1,963             103             125
Interest Cost                                    2,649           2,538             313             305
Actuarial Loss/(Gain)                            2,164          (6,255)            (32)           (171)
Benefits Paid                                   (1,335)         (1,305)           (230)           (191)
                                              --------------------------------------------------------
Benefit Obligation at end of year             $ 40,521        $ 35,513        $  4,585        $  4,431

CHANGES IN PLAN ASSETS:
Fair Value of Plan Assets at beginning        $ 47,776        $ 39,541        $  1,760        $  1,442
of year
Actual Return of Plan Assets                    (1,336)          8,277              70              25
Employer Contributions                               -           1,264             458             484
Benefits Paid                                   (1,335)         (1,305)           (230)           (191)
                                              --------------------------------------------------------
Fair Value of Plan Assets at end of year      $ 45,105        $ 47,777        $  2,058        $  1,760

RECONCILIATION OF FUNDED STATUS:
Funded Status                                 $  4,583        $ 12,263        $ (2,528)       $ (2,671)
Unrecognized Transition Obligation                   -              57           5,868           6,288
Unrecognized Net Loss/(Gain)                    (2,969)        (10,683)         (1,704)         (1,869)
Unrecognized Prior Service Cost                    311             355          (3,028)         (3,228)
                                              --------------------------------------------------------
Prepaid/(Accrued) Pension Cost                $  1,925        $  1,992        $ (1,392)       $ (1,480)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
DECEMBER 31:
Discount Rate                                     7.25%           7.75%           7.25%           7.75%
Long-term Rate of Return                          8.00%           8.00%           8.00%           8.00%
Salary Assumption                                 4.00%           4.00%              -               -

        A sliding scale for assumed health care cost increases was used for both periods, starting at 7% in 1999 and then remaining at 6% thereafter.

        The components of net periodic post-retirement benefits cost for 2000 and 1999 are as follows:


                                                  Pension Benefits             Other Benefits
                                              -------------------------------------------------
(dollars in thousands)                          2000          1999          2000          1999
-----------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFITS COST
Service Cost                                  $ 1,530       $ 1,963       $   103       $   125
Interest Cost                                   2,649         2,538           313           305
Actual Return on Plan Assets                    1,336        (8,277)          (70)          (25)
Net Amortization                               (5,448)        5,207            23            58
                                              -------------------------------------------------
Net Periodic Pension Cost                     $    67       $ 1,431       $   369       $   463

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                             1-Percentage-Point  1-Percentage-Point
(dollars in thousands)                                             Increase            Decrease
---------------------------------------------------------------------------------------------------
Effect on Total of Service and Interest Cost Components             $   12             $   (11)
Effect on Postretirement Benefit Obligation                         $  181             $  (160)

        Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Company contributions to the 401(k) are based upon a percentage of individual employee contributions and, for 2000, 1999 and 1998, totaled $968,019, $920,340, and $874,113, respectively.

NOTE 7 - BUSINESS RISKS AND CONCENTRATION OF SALES

        Registrant's utility operations are engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues in 2000 and 90% in 1999. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, general business conditions and condemnation.

        Approximately 43% of the SCW's water supply is purchased from wholesalers of imported water, with the remainder produced from company wells. The long-term availability of imported water supplies is dependent upon, among other things, drought conditions throughout the state, increases in population, water quality standards and legislation that may potentially reduce water supplies. Reservoir storage statewide is down at the end of 2000 from year ago levels. The California Department of Water Resources has issued an early indication in January 2001 that if the trend of lower than normal precipitation continues, allocation of water to state water project contractors, including Metropolitan Water District (MWD), could be curtailed. The MWD, however, has publicly assured consumers that it is well prepared to help the region through one or more dry years. January and February 2001 brought significant precipitation that contributed to return the reservoir levels to normal.

        CCWC has a long-term water supply contract with the Central Arizona Water Conservation District through September 2043 and is entitled to take 6,978 acre feet of water per year from the Central Arizona Project (CAP). CCWC's water supply may be subject to interruption or reduction, in particular owing to interruption or reduction of CAP water. In the event of interruption or reduction of CAP water, CCWC can rely on its well water supplies for short-term periods. However, in any event, the quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs.

        The electric energy environment in California has changed as a result of the December 1995 CPUC decision on restructuring of California's electric utility industry and state legislation passed in 1996. There has been a substantial increase in the costs of purchased power in recent months. On January 17, 2001, the Governor of the State of California proclaimed a state of emergency in California due to shortages of electricity available to certain of California's utilities resulting in blackouts, the unanticipated and dramatic increases in electricity prices and the insufficiency of electricity available from certain of California's utilities to prevent disruption of electric service in California. The reasons for the high cost of energy are under investigation but are reported to include, among other things, limited supply caused by a lack of investment in new power plants to meet growth in demand, planned and unplanned outages of power plants, lower than usual availability of hydroelectric power from the Pacific Northwest due to lower than usual precipitation and higher demand for electricity in the region, transmission line constraints and increased prices for natural gas, the fuel used in many of the power plants serving the region.

        Legislation has been enacted and executive orders issued designed to encourage and accelerate the construction of additional power plants and the repowering and updating of existing power plants to increase the supply of electricity in the State. A number of investigations have also been instituted as to the causes of the California energy situation and numerous pieces of legislation have been introduced at the California Legislature to deal with different aspects of the situation. The long-term impact of these legislative initiatives on SCW's Bear Valley Electric division is difficult to predict. For the short-term, however, management expects energy costs to remain high and to continue to be volatile.

        In response to the potential for rising electricity costs, in May 2000, SCW entered into a one-year, block forward purchase contract with Dynegy for 12 megawatts (MW's) of electric energy for its Bear Valley electric service division at a price of $35.50 per MW. This contract expires April 30, 2001. Dynegy also procured electric energy requirements above the 12 MW forward purchase contract. The average minimum load at SCW's Bear Valley electric service division has been approximately 12 MW. The average winter load has been 18 MW with a winter peak of 30 MW when the snowmaking machines at the ski resorts are operating.

        In a continuing effort to control the escalation of electric energy costs for SCW's Bear Valley Electric division, SCW is considering a number of options including (i) renegotiation of the block forward purchase of electric energy, (ii) purchase of electric energy from on-site generation facilities installed by a third party and (iii) use of portable generation to avoid peak energy prices. Each of these options is expected to result in increased electric energy prices for customers of SCW's Bear Valley Electric division. Management believes that these solutions in whole or in part represent significant savings for customers relative to reliance on spot purchases in the open market. Management further believes that costs incurred are recoverable from customers, although due to the nature of the regulatory process, there is a risk of disallowance of full recovery of costs or additional delays in the recovery of costs during any period in which there has been a substantial run-up in costs.

NOTE 8 - CONTINGENCIES

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

        SCW has been named as a defendant in fourteen lawsuits that allege that SCW delivered contaminated water to its customers. Plaintiffs in these actions seek damages, including general, special, and punitive damages, according to proof of trial, as well as attorney's fees on certain causes of action, costs of suit, and other unspecified relief. Eleven of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of California; three of the lawsuits involve a customer service area located in Sacramento County in northern California. On September 1, 1999, the Court of Appeal in San Francisco held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits pertaining to water quality filed against water utilities, including SCW. Seven out of fourteen lawsuits against SCW had been ordered for dismissal by the state Court of Appeals. On October 11, 1999, one group of plaintiffs appealed the decision to the California Supreme Court, which has accepted the case. Management is unable to predict the outcome of this proceeding but, in any event, does not anticipate a decision prior to the fourth quarter of 2001.

        In light of the breadth of plaintiff's claims, the lack of factual information regarding plaintiff's claims and injuries, if any, the fact that no discovery has yet been completed, SCW is unable to determine at this time what, if any, potential liability it may have with respect to these claims. SCW intends to vigorously defend itself against these allegations. Management cannot predict the outcome of these proceedings and if SCW were found liable, SCW would pursue recovery through its insurance coverage providers.

        In response to those lawsuits and similar actions, in March 1998 the CPUC issued an Order Instituting Investigation (OII) directed to all Class A and B water utilities in California, including SCW, into whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies are being uniformly complied with by those water utilities. The OII notes the constitutional and statutory jurisdiction of the CPUC and the California Department of Health Services (DOHS) to establish and enforce adherence to water quality standards for water delivered by utilities to their customers and, in the case of the CPUC, to establish rates which permit water utilities to furnish water that meets the established water quality standards at prices which are both affordable and that allow the utility to earn a reasonable return on its investment.

        On November 2, 2000, a final decision from the CPUC concludes that, among other things, the Commission has the jurisdiction to regulate the service of water utilities with respect to the health and safety of that service; that DOHS requirements governing drinking water quality adequately protect the public health and safety; and that regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements.

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

        In a separate case, also filed on October 25, 1999, SCW sued Aerojet General Corp. (Aerojet) for causing the contamination of the Sacramento County Groundwater Basin. On March 22, 2000, Aerojet filed a cross complaint against SCW for negligence and constituting a public nuisance. Registrant is unable to determine at this time what, if any, potential liability it may have with respect to the cross complaint, but intends to vigorously defend itself against these allegations. Management cannot predict the likely outcome of this proceeding.

        The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting these cases from customers, less any recovery from the defendants or others. As of December 31, 2000, approximately $3,268,000 has been recorded in the memorandum accounts. SCW filed an Advice Letter on December 26, 2000 for recovery of costs incurred on or before August 31, 2000 in accordance with CPUC approved procedures. The filing was to recover approximately $1,800,000 for costs associated with lawsuits against Aerojet and the CRWQCB, and $879,000 for OII. Management believes that these costs are recoverable although it can give no assurance that the CPUC will ultimately allow recovery of all or any of the costs through rates.

NOTE 9 - CONSTRUCTION PROGRAM

        Registrant's 2001 construction budget provides for gross expenditures of approximately $57 million, $5 million is to be obtained from developers and others. Of this amount, approximately $13 million is subject to CPUC approval of an advice letter filing. Absent such approval, this amount would be included in the next general rate case filing for SCW's Region II. ASUS and CCWC do not have material capital commitments; however, ASUS actively seeks opportunities to own, lease or operate municipal water and wastewater systems, which may involve significant capital commitments.

NOTE 10 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The table below presents Registrant's provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2000 represent both SCW and CCWC. Provisions in 1999 and 1998 represent SCW only.

                                                      December 31,
                                             -----------------------------
(dollars in thousands)                        2000        1999       1998
--------------------------------------------------------------------------
Balance at beginning of year                 $ 487       $ 403       $ 466
Provision charged to expense                   630         852         631
Accounts written off, net of recoveries       (607)       (768)       (694)
                                             -----------------------------
Balance at end of year                       $ 510       $ 487       $ 403
                                             -----------------------------


Neither AWR parent nor ASUS have established any provision for doubtful accounts.

NOTE 11 - BUSINESS SEGMENTS

        AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water service utility operation conducted through its CCWC unit, and a non-regulated activity unit through the ASUS subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW's operating segments, CCWC and non-regulated businesses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.

(dollars in thousands)                          Year Ended December 31, 2000
----------------------------------------------------------------------------------------------
                                     SCW
                             ------------------------     CCWC            Non-    Consolidated
                              Water        Electric       Water        Regulated*      AWR
                             -----------------------------------------------------------------
Operating revenues           $167,529      $ 14,366      $  1,266      $    799      $183,960
Operating income before
  income taxes                 42,542         4,520           292            80        47,434
Identifiable assets           453,538        26,531        29,027             -       509,096
Depreciation expense           13,685         1,401           253             -        15,339
Capital additions            $ 43,483      $  2,107      $    193             -      $ 45,786


(dollars in thousands)                            Year Ended December 31, 1999
-----------------------------------------------------------------------------------------------
                                      SCW
                             ----------------------          CCWC        Non-      Consolidated
                              Water        Electric          Water     Regulated*       AWR
                             ------------------------------------------------------------------
Operating revenues           $159,693      $ 13,338           N/A      $    390       $173,421
Operating income before
  income taxes                 38,430         3,821           N/A          (392)        41,859
Identifiable assets           423,870        25,725           N/A             -        449,595
Depreciation expense           12,172         1,344           N/A           134         13,650
Capital additions            $ 49,405      $  2,173           N/A             -       $ 51,578


(dollars in thousands)                           Year Ended December 31, 1998
-----------------------------------------------------------------------------------------------
                                      SCW
                             -----------------------         CCWC        Non-      Consolidated
                               Water       Electric          Water    Regulated*        AWR
                             ------------------------------------------------------------------
Operating revenues           $134,794      $ 13,201           N/A      $     65       $148,060
Operating income before
  income taxes                 31,675         3,847           N/A          (331)        35,191
Identifiable assets           389,772        24,981           N/A             -        414,753
Depreciation expense           10,630         1,640           N/A           268         12,538
Capital additions            $ 37,109      $  2,116           N/A             -       $ 39,225


* Includes amounts from ASUS and AWR parent.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management's opinion that comparisons of basic earnings for the quarter periods do not reflect overall trends and changes in Registrant's operations.


                                                                                                            Basic Earnings
  (in thousands,      Operating Revenues           Operating Income              Net Income                    per Share
except per share    ----------------------      ----------------------      ----------------------      ----------------------
    amounts)          2000          1999          2000          1999          2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------------------------
First Quarter       $ 38,749      $ 36,132      $  6,202      $  5,854      $  2,895      $  2,977      $   0.32      $   0.33
Second Quarter        45,428        42,116         7,525         7,251         3,919         4,406          0.44          0.49
Third Quarter         55,248        51,597        11,791        10,266         8,218         6,690          0.86          0.74
Fourth Quarter        44,535        43,576         6,788         5,143         3,053         2,028          0.30          0.23
                    ----------------------------------------------------------------------------------------------------------
Year                $183,960      $173,421      $ 32,307      $ 28,514      $ 18,086      $ 16,101      $   1.92      $   1.79
                    ----------------------------------------------------------------------------------------------------------


NOTE 13 - YEAR 2000 READINESS UPDATE

        Registrant has no Y2K incidents, business disruptions, failures or legal proceedings to report. There were no actual or anticipated effects or changes to Registrant's operating trends or revenue patterns as a result of the millennium turnover. Not all Y2K problems were necessarily expected to surface in early 2000. Registrant does not have, and may never fully have, sufficient information about the Y2K exposure of third parties to adequately predict the risks posed by them to Registrant. If the third parties later discover any Y2K problems that are not remedied, resulting problems could include loss of utility services and disruption of water supplies. Costs incurred to address Y2K issues are recovered through water rates. The CPUC has authorized an increase in rates of $830,000 per year, effective October 24, 2000.

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

        Registrant maintains systems of internal control, which are designed to help safeguard, the assets of Registrant and provide reasonable assurance that accounting and financial records can be relied upon to generate accurate financial statements. These systems include the hiring and training of qualified personnel, appropriate segregation of duties, delegation of authority and an internal audit function, which has reporting responsibility to the Audit Committee of the board of directors.

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


s/  Floyd E. Wicks                         s/  McClellan Harris III
-------------------------------            ---------------------------------
President, Chief Executive Officer         Chief Financial Officer,
                                           Vice President - Finance,
                                           Treasurer and Corporate Secretary


February 28, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of American States Water Company:

        We have audited the accompanying consolidated balance sheets and statements of capitalization of American States Water Company and the balance sheets and statements of capitalization of Southern California Water Company (California corporations), as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000 of American States Water Company and the related statements of income, changes in common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000 of Southern California Water Company. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American States Water Company and its subsidiary, Southern California Water Company, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


s/  Arthur Andersen LLP
-------------------------------
Arthur Andersen LLP
Los Angeles, California

February 16, 2001

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

                2. All required schedules may be found in the Financial Statements and Notes to Financial Statements incorporated herein by reference to Part II, Item 8 hereof or at the conclusion of this Item. Schedules II, III, IV, and V are omitted as they are not applicable.

        (b) Registrant filed a Form 8-K with the Securities and Exchange Commission on August 11, 2000, which indicated that Registrant had agreed to issue up to 1,000,000 of its Common Shares pursuant the terms of an Underwriting Agreement dated August 10, 2000. Included as exhibits to the form 8-K were Underwriting Agreement dated August 10, 2000 among the Registrant and the underwriters, and Opinion of O'Melveny & Myers LLP as to the validity of the Common Shares. There were no financial statements filed with this Form 8-K.

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

                3.3.2 Certificate of Amendment of Amended and Restated Articles of Incorporation of American States Water Company, dated August 25, 1999 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999.

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

                10.2 Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant's Registration Statement on Form S-2. Registration No. 33-5151. (2)

                10.3 Reimbursement Agreement, dated September 1, 2000, between Southern California Water Company and Bank of America, N.A. incorporated herein. (1)

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

                10.10 Amended and Restated Retirement Plan for Non-Employee Directors of American States Water Company, dated as of October 25, 1999, incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999. (2)

                10.11 Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Rule 424 (b) (3) filing dated October 27, 1999. Commission File No. 333-88979.

                10.12 Key Executive Long-Term Incentive Plan incorporated herein by reference to Registrant's 1995 Proxy Statement, Commission File No.00 0-01121. (2)

                10.13 Energy Management Services Agreement between Southern California Water Company and Dynegy Power Marketing. (1)

                10.14 Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between American States Water Company, Southern California Water Company and certain executives incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999. (2)

                10.15 Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between Southern California Water Company and certain executives incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999. (2)

                10.16 Southern California Water Company Pension Restoration Plan incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999. (2)

                10.17 American States Water Company Annual Incentive Plan incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999.
                        (2)

                10.18 American States Water Company 2000 Stock Incentive Plan. Commission File No. 333-39482. (2)

                10.19 Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA,, dated as of December 1, 1997. (1)

                10.20 Delivery Agreement between Central Arizona Water Conservation District and Chaparral City Water Company, dated as of December 6, 1984. (1)

                10.21 Repayment Contract between the United States Bureau of Reclamation and Chaparral City Water Company, dated as of December 6, 1984 for construction of a delivery and storage system to transport CAP water. (1)

                21. Subsidiaries of Registrant incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1998. Commission File No. 001-14431.

                23.     Consent of Independent Public Accountants. (1)

        (d)     None.

---------------------

(1)     Filed concurrently herewith

(2)     Management contract or compensatory arrangement

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To American States Water Company:

        We have audited in accordance with generally accepted auditing standards in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 16, 2001. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedule listed in Part IV of this Form 10-K is the responsibility of American States Water Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


 s/  Arthur Andersen LLP
-------------------------------
Arthur Andersen LLP
Los Angeles, California

February 16, 2001

                          AMERICAN STATES WATER COMPANY
             SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                            CONDENSED BALANCE SHEETS


                                                         December 31,
(in thousands)                                        2000          1999
----------------------------------------------------------------------------
ASSETS

      Cash and equivalents                         $     294       $     169
      Other current assets                             4,738           4,003
                                                   -------------------------
           Total current assets                        5,032           4,172

        Investments in subsidiaries                  189,383         160,370
        Other deferred debits                            121             123
                                                   -------------------------
          Total assets                             $ 194,536       $ 164,665
                                                   =========================

LIABILITIES AND CAPITALIZATION

      Accounts payable                             $       5       $   4,116
      Other current liabilities                         (112)           (257)
                                                   -------------------------
           Total current liabilities                    (107)          3,859

     Common shareholders' equity                     192,723         158,846
     Preferred shares                                  1,920           1,960
                                                   -------------------------
         Total capitalization                        194,643         160,806

         Total liabilities and capitalization      $ 194,536       $ 164,665
                                                   =========================

                         CONDENSED STATEMENTS OF INCOME


                                                                       December 31,
(in thousands except per share amount)                               2000         1999
                                                                  -----------------------
Operating Revenue And Other Income                                       -       $     23
Operating Expenses                                                $   (206)            85
                                                                  -----------------------
      Income (Loss) Before Equity in Earnings of Subsidiaries          206            (62)

Equity in Earnings of Subsidiaries                                  17,880         16,163
                                                                  -----------------------
    Net Income                                                      18,086         16,101
      Dividends on Preferred Shares                                    (86)           (88)
                                                                  -----------------------

Earnings Available For Common Shareholders                        $ 18,000       $ 16,013
                                                                  -----------------------

Weighted Average Number of Common Shares Outstanding                 9,380          8,958
                                                                  -----------------------
Basic Earnings Per Common Share                                   $   1.92       $   1.79
                                                                  -----------------------

Weighted Average Number of Diluted Common Shares Outstanding         9,411            N/A
                                                                  -----------------------
Fully Diluted Earnings per Common Share                           $   1.91            N/A
                                                                  -----------------------

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                          December 31,
(in thousands)                                                        2000           1999
-------------------------------------------------------------------------------------------
Cash Flows From Operating Activities                                $ 13,075       $ 11,666
                                                                    -----------------------

Cash Flows Used in Investing Activities                              (24,340)             -
                                                                    -----------------------

                                                                    -----------------------
Cash Flows Used in Financing Activities                               11,390        (11,593)
                                                                    -----------------------

Increase (Decrease) in Cash and Equivalents                              125             73
Cash and Equivalents at Beginning of Period                              169             96
                                                                    -----------------------

Cash and Equivalents at the End of Period                           $    294       $    169
                                                                    -----------------------

Cash dividends received from Southern California Water Company      $ 12,900       $ 12,040
                                                                    -----------------------

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

                                      AMERICAN STATES WATER COMPANY
                                      and its subsidiary
                                      SOUTHERN CALIFORNIA WATER COMPANY



                                      By : s/ McCLELLAN HARRIS III
                                         -------------------------------
                                         McClellan Harris III
                                      Vice President - Finance, Treasurer,
                                      Chief Financial Officer and Secretary

                                      Date:  February 28, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


s/ LLOYD E. ROSS                                 Date:      February 28, 2001
----------------------------------------------
Lloyd E. Ross
Chairman of the Board and Director

s/ FLOYD E. WICKS                                           February 28, 2001
----------------------------------------------
Floyd E. Wicks
   Principal Executive Officer;
  President, CEO and Director

s/ McCLELLAN HARRIS III                                     February 28, 2001
----------------------------------------------
McClellan Harris III
Principal Financial and Accounting Officer;
CFO, VP - Finance, Treasurer and Secretary

s/ LINDA J. MATLICK                                         February 28, 2001
----------------------------------------------
Linda J. Matlick
Controller - Southern California Water Company

s/ JAMES L. ANDERSON                                        February 28, 2001
----------------------------------------------
James L. Anderson, Director

s/ JEAN E. AUER                                             February 28, 2001
----------------------------------------------
Jean E. Auer, Director

s/ N. P. DODGE, JR                                          February 28, 2001
----------------------------------------------
N. P. Dodge, Jr., Director

s/ ANNE M. HOLLOWAY                                         February 28, 2001
----------------------------------------------
Anne M. Holloway, Director

s/ ROBERT F. KATHOL                                         February 28, 2001
----------------------------------------------
Robert F. Kathol, Director

                                 EXHIBIT INDEX


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

                3.3.2 Certificate of Amendment of Amended and Restated Articles of Incorporation of American States Water Company, dated August 25, 1999 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999.

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

                10.2 Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant's Registration Statement on Form S-2. Registration No. 33-5151. (2)

                10.3 Reimbursement Agreement, dated September 1, 2000, between Southern California Water Company and Bank of America, N.A. incorporated herein. (1)

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

                10.10 Amended and Restated Retirement Plan for Non-Employee Directors of American States Water Company, dated as of October 25, 1999, incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999. (2)

                10.11 Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Rule 424 (b) (3) filing dated October 27, 1999. Commission File No. 333-88979.

                10.12 Key Executive Long-Term Incentive Plan incorporated herein by reference to Registrant's 1995 Proxy Statement, Commission File No.00 0-01121. (2)

                10.13 Energy Management Services Agreement between Southern California Water Company and Dynegy Power Marketing. (1)

                10.14 Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between American States Water Company, Southern California Water Company and certain executives incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999. (2)

                10.15 Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between Southern California Water Company and certain executives incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999. (2)

                10.16 Southern California Water Company Pension Restoration Plan incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999. (2)

                10.17 American States Water Company Annual Incentive Plan incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999.
                        (2)

                10.18 American States Water Company 2000 Stock Incentive Plan. Commission File No. 333-39482. (2)

                10.19 Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA,, dated as of December 1, 1997. (1)

                10.20 Delivery Agreement between Central Arizona Water Conservation District and Chaparral City Water Company, dated as of December 6, 1984. (1)

                10.21 Repayment Contract between the United States Bureau of Reclamation and Chaparral City Water Company, dated as of December 6, 1984 for construction of a delivery and storage system to transport CAP water. (1)

                21. Subsidiaries of Registrant incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1998. Commission File No. 001-14431.

                23.     Consent of Independent Public Accountants. (1)

        (d)     None.

---------------------

(1)     Filed concurrently herewith

(2)     Management contract or compensatory arrangement