Form 10-Q
period 2001-03-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2001-05-14
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 2001 the number of Common Shares outstanding, No Par Value with Stated Value of $2.50, of American States Water Company was 10,079,629 all of which are listed on the New York Stock Exchange.

As of May 11, 2001, all of the 110 outstanding Common Shares of Southern California Water Company are owned by American States Water Company.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY
                                    FORM 10-Q
                                      INDEX


                                                                                         PAGE NO.
                                                                                         --------
PART I     FINANCIAL INFORMATION

Item 1:    Financial Statements                                                                 1

           Consolidated Balance Sheets of American States Water Company as of
           March 31, 2001 and December 31, 2000                                             2 - 3

           Consolidated Statements of Income of American States Water Company
           for the Three Months Ended March 31, 2001 and March 31, 2000                         4

           Consolidated Statements of Income of American States Water Company
           for the Twelve Months Ended March 31, 2001 and March 31, 2000                        5

           Consolidated Statements of Cash Flow of American States Water Company
           for The Three Months Ended March 31, 2001 and March 31, 2000                         6

           Consolidated Balance Sheets of Southern California Water Company as of
           March 31, 2001 and December 31, 2000                                             7 - 8

           Consolidated Statements of Income of Southern California Water Company for
           the Three Months Ended March 31, 2001 and March 31, 2000                             9

           Consolidated Statements of Income of Southern California Water Company for
           the Twelve Months Ended March 31, 2001 and March 31, 2000                           10

           Consolidated Statements of Cash Flow of Southern California Water
           Company for the Three Months Ended March 31, 2001 and March 31, 2000                11

           Notes to Financial Statements                                                  12 - 14

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                                           15 - 34

Item 3:    Quantitative and Qualitative Disclosures About Market Risks                         34

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings                                                              34 - 37

Item 2:    Changes in Securities                                                               38

Item 3:    Defaults Upon Senior Securities                                                     38

Item 4:    Submission of Matters to a Vote of Security Holders                                 38

Item 5:    Other Information                                                                   38

Item 6:    Exhibits and Reports on Form 8-K                                                    39

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

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                   MARCH 31,      DECEMBER 31,
                                                                     2001            2000
                                                                   ---------      ------------
                                                                  (Unaudited)
                                                                         (in thousands)
UTILITY PLANT, at cost

  Water ........................................................   $ 611,991       $ 608,032
  Electric .....................................................      37,632          37,630
                                                                   ---------       ---------
                                                                     649,623         645,662
  Less - Accumulated depreciation ..............................    (177,951)       (173,367)
                                                                   ---------       ---------
                                                                     471,672         472,295
  Construction work in progress ................................      44,258          36,801
                                                                   ---------       ---------
                                                                     515,930         509,096
                                                                   ---------       ---------

OTHER PROPERTY AND INVESTMENTS .................................      24,894          25,222
                                                                   ---------       ---------

CURRENT ASSETS
  Cash and cash equivalents ....................................       7,673           5,808
  Accounts receivable -
    Customers, less reserves of $542 in 2001 and $510 in 2000 ..       8,041          10,481
    Other ......................................................       5,040           5,233
  Unbilled revenue .............................................       9,986          11,363
  Materials and supplies, at average cost ......................       1,157           1,116
  Supply cost balancing accounts ...............................      17,412          11,145
  Prepayments and other ........................................       3,736           4,085
  Accumulated deferred income taxes - net ......................         338           3,249
                                                                   ---------       ---------
                                                                      53,383          52,480
                                                                   ---------       ---------

DEFERRED CHARGES
  Regulatory tax-related assets ................................      17,186          17,705
  Other deferred charges .......................................      12,979          12,143
                                                                   ---------       ---------
                                                                      30,165          29,848
                                                                   ---------       ---------

            TOTAL ASSETS                                           $ 624,372       $ 616,646
                                                                   =========       =========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                          MARCH 31,   DECEMBER 31,
                                                            2001         2000
                                                          ---------   ------------
                                                         (Unaudited)
                                                               (in thousands)
CAPITALIZATION
  Common shareholders' equity .........................   $192,543      $192,723
  Preferred shares ....................................      1,600         1,600
  Preferred shares subject to mandatory
    redemption requirements ...........................        320           320
  Long-term debt ......................................    196,294       176,452
                                                          --------      --------
                                                           390,757       371,095
                                                          --------      --------

CURRENT LIABILITIES
  Notes payable to banks ..............................     35,000        45,000
  Long-term debt and preferred shares
    due within one year ...............................        735           735
  Accounts payable ....................................     10,688        11,857
  Taxes payable .......................................      3,211         5,585
  Accrued interest ....................................      3,842         1,783
  Other accrued liabilities ...........................     13,021        15,257
                                                          --------      --------
                                                            66,497        80,217
                                                          --------      --------

OTHER CREDITS
  Advances for construction ...........................     69,085        69,230
  Contributions in aid of construction ................     39,802        39,670
  Accumulated deferred income taxes - net .............     51,468        51,131
  Unamortized investment tax credits ..................      3,130         3,156
  Regulatory tax-related liability ....................      1,806         1,817
  Other ...............................................      1,827           330
                                                          --------      --------
                                                           167,118       165,334
                                                          --------      --------

          TOTAL CAPITALIZATION AND LIABILITIES            $624,372      $616,646
                                                          ========      ========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
                                                         (in thousands, except
                                                           per share amounts)
OPERATING REVENUES
    Water ...........................................   $ 36,145       $ 34,587
    Electric ........................................      3,957          4,011
    Other ...........................................        189            151
                                                        --------       --------
                                                          40,291         38,749
                                                        --------       --------
OPERATING EXPENSES
    Water purchased .................................      6,492          7,555
    Power purchased for pumping .....................      1,530          1,461
    Power purchased for resale ......................      8,733          1,975
    Groundwater production assessment ...............      1,473          2,253
    Supply cost balancing accounts ..................     (7,267)        (1,067)
    Other operating expenses ........................      4,128          3,887
    Administrative and general expenses .............      6,580          5,913
    Depreciation ....................................      4,484          3,802
    Maintenance .....................................      2,213          2,557
    Taxes on income .................................      2,713          2,412
    Other taxes .....................................      1,989          1,799
                                                        --------       --------
                                                          33,068         32,547
                                                        --------       --------

    Operating income ................................      7,223          6,202
OTHER INCOME/(LOSS) .................................       (186)            13
                                                        --------       --------
    Income before interest charges ..................      7,037          6,215
INTEREST CHARGES ....................................      3,920          3,320
                                                        --------       --------
NET INCOME ..........................................      3,117          2,895
DIVIDENDS ON PREFERRED SHARES .......................        (21)           (22)
                                                        --------       --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..........   $  3,096       $  2,873
                                                        ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .......     10,080          8,958
Basic Earnings Per Common Share .....................   $   0.31       $   0.32

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES ...........     10,171            N/A
Fully Diluted Earnings Per Share ....................   $   0.30            N/A

Dividends Declared Per Common Share .................   $  0.325       $   0.32


The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                        TWELVE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                        2001             2000
                                                      ---------       ---------
                                                        (in thousands, except
                                                          per share amounts)
OPERATING REVENUES
    Water .........................................   $ 170,353       $ 162,068
    Electric ......................................      14,312          13,475
    Other .........................................         837             495
                                                      ---------       ---------
                                                        185,502         176,038
                                                      ---------       ---------
OPERATING EXPENSES
    Water purchased ...............................      40,529          36,751
    Power purchased for pumping ...................       7,579           7,413
    Power purchased for resale ....................      17,422           7,903
    Groundwater production assessment .............       6,710           7,713
    Supply cost balancing accounts ................     (12,572)         (1,065)
    Other operating expenses ......................      16,986          15,942
    Administrative and general expenses ...........      26,805          28,128
    Depreciation ..................................      16,021          13,942
    Maintenance ...................................       9,937          10,218
    Taxes on income ...............................      15,428          13,490
    Other taxes ...................................       7,330           6,741
                                                      ---------       ---------
                                                        152,175         147,176
                                                      ---------       ---------

    Operating income ..............................      33,327          28,862
OTHER INCOME/(LOSS) ...............................        (298)            446
                                                      ---------       ---------
    Income before interest charges ................      33,029          29,308
INTEREST CHARGES ..................................      14,721          13,288
                                                      ---------       ---------
NET INCOME ........................................      18,308          16,020
DIVIDENDS ON PREFERRED SHARES .....................         (85)            (87)
                                                      ---------       ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ........   $  18,223       $  15,933
                                                      =========       =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .....       9,658           8,958
Basic Earnings Per Common Share ...................   $    1.89       $    1.78

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES .........       9,700             N/A
Fully Diluted Earnings Per Share ..................   $    1.88             N/A

Dividends Declared Per Common Share ...............   $   1.290       $   1.280


The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ----------------------
                                                              2001           2000
                                                            --------       -------
                                                                (in thousands)
CASH FLOWS FROM -
Operating Activities:
     Net income .........................................   $  3,117       $ 2,895
    Adjustments for non-cash items:
      Depreciation and amortization .....................      4,484         3,948
      Deferred income taxes and investment tax credits ..      3,730           127
      Other - net .......................................       (776)       (2,744)
    Changes in assets and liabilities:
      Accounts receivable ...............................      2,440         3,468
      Prepayments .......................................        349           280
      Supply cost balancing accounts ....................     (6,267)       (1,067)
      Accounts payable ..................................     (1,169)       (4,183)
      Taxes payable .....................................     (2,374)        2,179
      Unbilled revenue ..................................      1,565         1,232
      Other .............................................      1,530          (274)
                                                            --------       -------
        Net Cash Provided ...............................      6,629         5,861
                                                            --------       -------

Investing Activities:
   Construction expenditures ............................    (11,236)       (9,850)
                                                            --------       -------
         Net Cash Used ..................................    (11,236)       (9,850)
                                                            --------       -------

  Financing Activities:
    Issuance of securities ..............................     20,000            --
    Receipt of advances and contributions ...............        368         3,173
    Repayments of long-term debt, net of
      redemption of preferred shares ....................       (158)          (32)
    Refunds on  advances for construction ...............       (442)         (459)
    Changes in notes payable to banks ...................    (10,000)        4,000
    Common and preferred dividends paid .................     (3,296)       (2,888)
                                                            --------       -------
         Net Cash Provided ..............................      6,472         3,794
                                                            --------       -------

  Net Increase (Decrease) in Cash and Cash Equivalents ..      1,865          (195)

  Cash and Cash Equivalents, Beginning of period ........      5,808         2,189
                                                            --------       -------

  Cash and Cash Equivalents, End of period ..............   $  7,673       $ 1,994
                                                            ========       =======


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                    MARCH 31,      DECEMBER 31,
                                                                      2001            2000
                                                                    ---------      ------------
                                                                   (Unaudited)
                                                                         (in thousands)
UTILITY PLANT, at cost

  Water .........................................................   $ 574,794       $ 570,836
  Electric ......................................................      37,632          37,630
                                                                    ---------       ---------
                                                                      612,426         608,466
  Less - Accumulated depreciation ...............................    (169,355)       (165,002)
                                                                    ---------       ---------
                                                                      443,071         443,464
  Construction work in progress .................................      43,931          36,605
                                                                    ---------       ---------
                                                                      487,002         480,069
                                                                    ---------       ---------

OTHER PROPERTY AND INVESTMENTS ..................................       9,645           9,711
                                                                    ---------       ---------

CURRENT ASSETS
  Cash and cash equivalents .....................................       2,982           1,545
  Accounts receivable -
    Customers, less reserves of $530 in 2001, and $498 in 2000 ..       7,557          10,071
    Other .......................................................       4,966           5,097
  Intercompany receivable .......................................          --             376
  Unbilled revenue ..............................................       9,799          11,363
  Materials and supplies, at average cost .......................       1,080           1,039
  Supply cost balancing accounts ................................      17,412          11,145
  Prepayments and other .........................................       3,456           3,756
  Accumulated deferred income taxes - net .......................         348           3,256
                                                                    ---------       ---------
                                                                       47,600          47,648
                                                                    ---------       ---------

DEFERRED CHARGES
  Regulatory tax-related assets .................................      17,186          17,705
  Other deferred charges ........................................      12,209          11,396
                                                                    ---------       ---------
                                                                       29,395          29,101
                                                                    ---------       ---------

          TOTAL ASSETS                                              $ 573,642       $ 566,529
                                                                    =========       =========


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                               MARCH 31,   DECEMBER 31,
                                                                 2001         2000
                                                               ---------   ------------
                                                              (Unaudited)
                                                                  (in thousands)
CAPITALIZATION
  Common shareholders' equity ..............................   $189,436      $164,808
  Long-term debt ...........................................    187,027       167,062
                                                               --------      --------
                                                                376,463       331,870
                                                               --------      --------

CURRENT LIABILITIES
  Notes payable to banks ...................................     14,000        45,000
  Long-term debt and preferred shares due within one year ..        275           275
  Accounts payable .........................................     10,398        11,203
  Intercompany payable .....................................          7         4,746
  Taxes payable ............................................      3,249         5,675
  Accrued interest .........................................      3,680         1,722
  Other accrued liabilities ................................     12,821        13,512
                                                               --------      --------
                                                                 44,430        82,133
                                                               --------      --------

OTHER CREDITS
  Advances for construction ................................     57,889        58,195
  Contributions in aid of construction .....................     39,773        39,642
  Accumulated deferred income taxes - net ..................     49,920        49,569
  Unamortized investment tax credits .......................      2,951         2,973
  Regulatory tax-related liability .........................      1,806         1,817
  Other ....................................................        410           330
                                                               --------      --------
                                                                152,749       152,526
                                                               --------      --------

          TOTAL CAPITALIZATION AND LIABILITIES                 $573,642      $566,529
                                                               ========      ========


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
                                                        ($ in thousands, except
                                                            per share amounts)
OPERATING REVENUES
    Water ...........................................   $ 34,805       $ 34,587
    Electric ........................................      3,957          4,011
                                                        --------       --------
                                                          38,762         38,598
                                                        --------       --------
OPERATING EXPENSES
    Water purchased .................................      6,348          7,555
    Power purchased for pumping .....................      1,473          1,461
    Power purchased for resale ......................      8,733          1,975
    Groundwater production assessment ...............      1,473          2,253
    Supply cost balancing accounts ..................     (7,267)        (1,067)
    Other operating expenses ........................      3,898          3,830
    Administrative and general expenses .............      6,314          5,781
    Depreciation ....................................      4,173          3,802
    Maintenance .....................................      2,147          2,553
    Taxes on income .................................      2,592          2,430
    Other taxes .....................................      1,897          1,798
                                                        --------       --------
                                                          31,781         32,371
                                                        --------       --------

    Operating income ................................      6,981          6,227
OTHER INCOME/(LOSS) .................................       (209)            13
                                                        --------       --------
    Income before interest charges ..................      6,772          6,240
INTEREST CHARGES ....................................      3,844          3,320
                                                        --------       --------
NET INCOME ..........................................      2,928          2,920
DIVIDENDS ON PREFERRED SHARES .......................         --             --
                                                        --------       --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..........   $  2,928       $  2,920
                                                        ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .......        100            100

Basic Earnings Per Common Share .....................   $ 29,280       $ 29,200

Dividends Declared Per Common Share .................   $ 33,000       $ 32,000


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                        TWELVE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                         2001           2000
                                                      ---------       ---------
                                                       ($ in thousands, except
                                                           per share amounts)
OPERATING REVENUES
    Water .........................................   $ 167,747       $ 162,068
    Electric ......................................      14,312          13,475
                                                      ---------       ---------
                                                        182,059         175,543
                                                      ---------       ---------
OPERATING EXPENSES
    Water purchased ...............................      40,242          36,751
    Power purchased for pumping ...................       7,454           7,413
    Power purchased for resale ....................      17,422           7,903
    Groundwater production assessment .............       6,710           7,713
    Supply cost balancing accounts ................     (12,572)         (1,065)
    Other operating expenses ......................      16,372          15,777
    Administrative and general expenses ...........      26,081          27,536
    Depreciation ..................................      15,457          13,942
    Maintenance ...................................       9,785          10,210
    Taxes on income ...............................      15,043          13,588
    Other taxes ...................................       7,137           6,737
                                                      ---------       ---------
                                                        149,131         146,505
                                                      ---------       ---------

    Operating income ..............................      32,928          29,038
OTHER INCOME ......................................        (362)            423
                                                      ---------       ---------
    Income before interest charges ................      32,566          29,461
INTEREST CHARGES ..................................      14,874          13,290
                                                      ---------       ---------
NET INCOME ........................................      17,692          16,171
DIVIDENDS ON PREFERRED SHARES .....................          --              --
                                                      ---------       ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ........   $  17,692       $  16,171
                                                      =========       =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .....         100             100

Basic Earnings Per Common Share ...................   $ 176,920       $ 161,710

Dividends Declared Per Common Share ...............   $ 130,000       $ 121,500


The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ----------------------
                                                              2001           2000
                                                            --------       -------
                                                                (in thousands)
CASH FLOWS FROM -
Operating Activities:
      Net income ........................................   $  2,928       $ 2,920
      Adjustments for non-cash items:
      Depreciation and amortization .....................      4,173         3,948
      Deferred income taxes an investment tax credits ...      3,745           106
      Other - net .......................................       (768)       (1,574)
    Changes in assets and liabilities:
      Accounts receivable ...............................      2,514         2,996
      Prepayments .......................................        300           280
      Supply cost balancing accounts ....................     (6,267)       (1,067)
      Accounts payable ..................................     (4,739)       (3,982)
      Intercompany Payable ..............................       (805)          (39)
      Taxes payable .....................................     (2,426)        2,198
      Unbilled revenue ..................................      1,564         1,232
      Other .............................................      1,733        (1,070)
                                                            --------       -------
        Net Cash Provided ...............................      1,952         5,948
                                                            --------       -------

Investing Activities:
   Construction expenditures ............................    (11,106)       (9,850)
                                                            --------       -------
         Net Cash Used ..................................    (11,106)       (9,850)
                                                            --------       -------

  Financing Activities:
    Issuance of securities ..............................     45,000            --
    Receipt of advances and contributions ...............        368         3,173
    Repayments of long-term debt, net of
      redemption of preferred shares ....................        (35)          (18)
    Refunds on  advances for construction ...............       (442)         (459)
    Changes in notes payable to banks ...................    (31,000)        4,000
    Common and preferred dividends paid .................     (3,300)       (3,200)
                                                            --------       -------
         Net Cash Provided (Used) .......................     10,591         3,496
                                                            --------       -------

  Net Increase (Decrease) in Cash and Cash Equivalents ..      1,437          (406)

  Cash and Cash Equivalents, Beginning of period ........      1,545         2,020
                                                            --------       -------

  Cash and Cash Equivalents, End of period ..............   $  2,982       $ 1,614
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

                                    AMERICAN STATES WATER COMPANY
                                                 AND
                                  SOUTHERN CALIFORNIA WATER COMPANY

                                    NOTES TO FINANCIAL STATEMENTS
                                          (UNAUDITED)

American States Water Company (AWR), incorporated in 1998, is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and Chaparral City Water Company (CCWC). AWR has no material assets other than the common stock of Southern California Water Company (SCW). SCW is a public utility company engaged principally in the purchase, production, distribution and sale of water, and the distribution and sale of electric energy in several mountain communities. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively.

1. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 37 through 46 of the Form 10-K, incorporated in the 2000 Annual Report to Shareholders of AWR, under the caption "Notes to Financial Statements."

2.      Basic earnings per common share are calculated pursuant to SFAS No. 128
        - Earnings per Share - and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Under the American States Water Company 2000 Stock Incentive Plan, stock options representing 45,657 common shares were granted to certain eligible employees on May 1, 2000, and additional 45,657 common shares on January 2, 2001. A fully diluted earnings per share is shown as a result.

3. On April 22, 1999, the California Public Utilities Commission (CPUC) issued an order denying SCW's application seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project (SWP). SCW's participation in the SWP commits it to a 40-year entitlement with a value of approximately $9.5 million. SCW's investment in SWP is currently included in Other Property and Investments. The remaining balance of the related liability of approximately $7 million is recorded as other long-term debt. SCW intends to recover its investment in SWP through contributions from developers on a per-lot or other basis, and, failing that, sale of its 500 acre-foot entitlement in SWP. SCW believes that its full investment and on-going costs associated with its ownership will be fully recovered. See the section entitled "Rates and Regulation" for more information.

4. New water rates with an annual increase of approximately $2.5 million for seven ratemaking districts in SCW's Region I were implemented in January 2001. SCW's application to combine the seven ratemaking customer service areas (CSAs) into one regional rate was, however, denied by the CPUC. Step increases of approximately $1.7 million for CSAs in SCW's Region III were also effective in January 2001. An attrition increase of approximately $2.8 million for Region II was in effect from February 2001. There are no active regulatory proceedings affecting CCWC or its operations. See the section entitled "Rates and Regulation" for more information.

5. As permitted by the CPUC, SCW maintains water and electric supply cost balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Recovery or refund of such over/under collections are recorded in income when received from customers and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments. As previously disclosed in Registrant's Form 10-K for the year ended December 31, 2000, SCW, like other California utilities, has experienced rapid increases in the price of electric energy. As of March 31, 2001, SCW had an aggregate under-collection of $17.4 million in its water and electric balancing accounts. Of this total amount, approximately $15.1 million is related to purchased power costs at SCW's Bear Valley Electric customer service area. This is a result of the differences between wholesale purchased power costs, which have averaged approximately $0.28 per kilowatt-hour during the last few months, and the $0.024 per kilowatt-hour currently authorized in rates for collection of purchased power costs from customers. In May 2000, SCW filed an Advice Letter with the CPUC for recovery of approximately $2.4 million in under-collected power costs over a five-year period. A draft resolution was issued in April 2001 by the CPUC recommending an overall rate increase of 12.5% to recover the under-collection of $2.4 million, with a condition of conducting a subsequent audit on the electric balancing account. A final order is expected in the second quarter of 2001. SCW filed a second Advice Letter on April 9, 2001 for recovery over a five-year period of an additional under-collection of $8.7 million. The CPUC has yet to act on this application. Registrant believes that the recovery of these amounts is probable but is unable to predict when, or if, the CPUC will authorize recovery of all or any of these expenses. Registrant also believes that timely actions by the CPUC to authorize SCW to recover past and future power costs are necessary to avoid any material adverse effect on SCW's financial condition. SCW has received approval from the CPUC to increase rates to its water customers to recover costs associated with increased costs for pumping. See the sections entitled "Liquidity and Capital Resources", "Electric Energy Situation in California" and "Regulatory Matters" for more information. CCWC, subject to regulation by the Arizona Corporation Commission (ACC), does not maintain balancing accounts and increases in costs are recovered through general rate case applications.

6. On October 2000, AWR completed the acquisition of the common stock of CCWC for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. As of March 31, 2001, Registrant has $13,122,000 in goodwill included in Other Property and Investments. The amount represents the difference between the purchased price of the common equity of CCWC and CCWC's book equity at the time of closing and is being amortized over a period of 40 years.

7. AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water service utility operation conducted through its Chaparral City Water Company (CCWC) unit, and a non-regulated activity unit through the American States Utilities Services, Inc. (ASUS) subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW's water and electric operating segments, CCWC, and non-regulated businesses, consisting of ASUS and AWR corporate expenses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.

(dollars in thousands)                 For The Three Months Ended March 31, 2001
---------------------------------------------------------------------------------------
                                           SCW
                                  --------------------   CCWC      Non-    Consolidated
                                    Water     Electric   Water   Regulated      AWR
                                  -----------------------------------------------------
Operating revenues                $ 34,805    $ 3,957    $ 1,340    $189    $ 40,291
Operating income before income
  taxes                              8,306      1,267        318      45       9,936
Identifiable assets                460,321     26,681     28,928      --     515,930
Depreciation expense                 3,812        361        311      --       4,484
Capital additions                 $ 11,032    $   565    $   130      --    $ 11,727

(dollars in thousands)                 For The Three Months Ended March 31, 2000
---------------------------------------------------------------------------------------
                                           SCW
                                  --------------------   CCWC      Non-    Consolidated
                                    Water     Electric   Water   Regulated      AWR
                                  -----------------------------------------------------
Operating revenues                $ 34,587    $ 4,011    N.A.      $ 151     $ 38,749
Operating income before income
  taxes                              7,240      1,417    N.A.        (43)       8,614
Identifiable assets                429,740     25,903    N.A.         --      455,643
Depreciation expense                 3,452        350    N.A.         --        3,802
Capital additions                 $  9,890    $   577    N.A.         --     $ 10,467



(dollars in thousands)                 For The Twelve Months Ended March 31, 2001
---------------------------------------------------------------------------------------
                                           SCW
                                  --------------------   CCWC      Non-    Consolidated
                                    Water     Electric   Water   Regulated      AWR
                                  -----------------------------------------------------
Operating revenues                $167,747    $14,312    $2,606    $ 837     $185,502
Operating income before income
  taxes                             43,600      4,371       615      169       48,755
Identifiable assets                460,321     26,681    28,928       --      515,930
Depreciation expense                14,048      1,409       564       --       16,021
Capital additions                 $ 44,625    $ 2,291    $  327       --     $ 47,243


(dollars in thousands)                 For The Twelve Months Ended March 31, 2000
---------------------------------------------------------------------------------------
                                           SCW
                                  --------------------   CCWC      Non-    Consolidated
                                    Water     Electric   Water   Regulated      AWR
                                  -----------------------------------------------------

Operating revenues                $162,068    $13,475    N.A.      $ 495     $176,038
Operating income before income
  taxes                             39,022      3,604    N.A.       (274)      42,352
Identifiable assets                429,740     25,903    N.A.         --      455,643
Depreciation expense                12,586      1,356    N.A.         --       13,942
Capital additions                 $ 48,078    $ 2,278    N.A.         --     $ 50,356

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

        SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County. All electric energy sold by SCW to customers in its Bear Valley Electric CSA was purchased under an energy brokerage contract with Sempra Energy Corporation from March 26, 1996 to May 1, 1999, then with Illinova Energy Partners (Illinova) from May 1, 1999 to April 30, 2000, and with Dynegy Energy Services (Dynegy) since May 1, 2000 as a result of the merger of Dynegy and Illinova. In response to the rising electricity costs, SCW entered into a five-year, block forward purchase contract with Mirant Americas Energy Marketing, LP for 15 megawatts (MW's) of electric energy at a price of $95 per MW from April 1, 2001 to December 31, 2006. See the section entitled "Electric Energy Situation in California" for more information.

        SCW served 245,412 water customers and 21,515 electric customers at March 31, 2001, or a total of 266,927 customers, compared with 265,397 total customers at March 31, 2000.

        SCW's utility operations exhibit seasonal trends. Although SCW's water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 93.6% and 90.1% of total water revenues for the three and twelve months ended March 31,

2001, respectively, as compared to 96.3% and 90.9% for the three and twelve months ended March 31, 2000, respectively.

        AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) contracts to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading, to approximately 90,000 accounts. Chaparral City Water Company
(CCWC) is an Arizona public utility company serving 11,208 customers as of March 31, 2001 in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. The Arizona Corporation Commission (ACC) regulates CCWC. AWR completed the acquisition of the common stock of CCWC on October 10, 2000 for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. Neither AWR nor ASUS is regulated by either the CPUC or the ACC.


ACQUISITION OF PEERLESS WATER CO.

        In December 1999, Registrant agreed to acquire Peerless Water Co., a privately owned water company in Bellflower, California, subject to satisfaction of certain conditions, including CPUC approval. The number of Common Shares to be issued will be determined at the closing, but will in no event be greater than 131,036 shares nor less than 107,538 shares. The transaction, if approved by the CPUC, is not anticipated to close before the end of the third quarter of 2001.


RESULTS OF OPERATION

        Basic earnings per common share for the three months ended March 31, 2001 decreased by 3.1% to $0.31 per share as compared to $0.32 per share for the comparable period last year. The decrease in the recorded results primarily reflects the impact of reduced water sales at SCW as well as the dilutive effects from additional common shares issued in August 2000. Basic earnings for the twelve months ended March 31, 2001 increased by 6.2% to $1.89 per share as compared to $1.78 per share for the twelve months ended March 31, 2000 reflecting various reasons as discussed below. Fully diluted earnings per share for the three and twelve months ended March 31, 2001 are $0.31 and $1.88 per share, respectively. Registrant had no dilutive securities outstanding in the same periods of 2000 and, accordingly, diluted earnings per share are not applicable for those periods.

        As compared to the same periods ended March 31, 2000, water operating revenues increased by 4.5% and 5.1% for the three and twelve months ended March 31, 2001, respectively, due to (i) the increases in rates authorized by the CPUC, (ii) a decrease of 5.2% in water sales for the three months ended March 31, 2001 and an increase of 1.2% in water sales for the twelve months ended March 31, 2001 to customers of SCW, and (iii) additional revenues generated by CCWC. New rates in the customer service areas that comprise SCW's Region I were effective January 2, 2001. Attrition increases for SCW's Metropolitan customer service area and step increases for SCW's Region III were also in effect in the first quarter of 2001. See the section entitled "Regulatory Matters" for more information.

        Kilowatt-hour sales of electricity decreased by 1.1% for the three months ended March 31, 2001 as compared to the same periods ended March 31, 2000 resulting in a 1.3% decrease in electric operating revenues. The decrease in sales was due principally to more winter snows experienced in Registrant's service area during the first quarter of this year, which decreased the use of snow making machines at ski resorts in the area. As compared to the twelve months ended March 31, 2000, kilowatt-hour sales increased by 6.0% due to increase in commercial and residential usage. As a result, electric operating revenues for the twelve months ended March 31, 2001 increased by 6.2%.

        Other revenues increased by 25.2% and 69.1% for the three and twelve months ended March 31, 2001, respectively, due to new ASUS service contracts and increased activities with existing contracts.

        Purchased water costs decreased by 14.1% for the three months ended March 31, 2001 as compared to the same period ending in 2000 reflecting a decrease of 9.5% in purchased water volume resulting from lower sales and less purchased water in Registrant's supply mix. As compared to the twelve months ended March 31, 2000, purchased water costs increased by 10.3% reflecting increases of 6.3% in purchased water volume, and a total of $1.6 million in refunds from the Water Replenishment District of Southern California (WRD) received during twelve months ended March 31, 2000. There were no similar refunds received during the same periods ended March 31, 2001.

        Cost of power purchased for pumping increased by 4.7% and 2.2% for the three and twelve months ended March 31, 2001, respectively due to the interim surcharge implemented by Registrant's energy supplier based on the CPUC's decision on January 4, 2001. On March 27, 2001, the CPUC approved SCW's Advice Letters to increase the costs of purchased power included in base water rates for its ratemaking districts to reflect the increase from its energy supplier. See the section entitled "Regulatory Matters" and "Electric Energy Situation in California" for more information.

        As compared to the three months and twelve months ended March 31, 2000, costs of power purchased for resale to customers in SCW's Bear Valley Electric customer service area increased by 291.5% and 107.8%, respectively, due primarily to significant increases in wholesale market prices for energy in the State of California. Most of this increase has been included in the electric supply cost balancing account that, as described below, partially insulates earnings from the effects of the significantly increased power costs, unless recovery of these costs is disallowed. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of costs or additional delays in the recovery of costs during any period in which there has been a substantial escalation in costs. See the sections entitled "Liquidity and Capital Resources", "Regulatory Matters" and "Electric Energy Situation in California" for more information.

        Groundwater production assessment for the three months and twelve months ended March 31, 2001 decreased by 34.6% and 13.0%, respectively, as compared to the same period in 2000 primarily due to timing differences in accruing costs for excess pumping in SCW's San Gabriel and San Dimas customer service areas.

        A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. Registrant currently has a net under-collected position in both its water and electric balancing accounts. A net under-collection of balancing accounts for the three and twelve months ended March 31, 2001 reflects previously discussed increases in energy costs and excess pumping penalty accruals. The twelve-month comparison was partially offset by the WRD refunds for the period ended March 31, 2000 as discussed previously.

        Other operating expenses increased by 6.2% and 6.5% for the three and twelve months ended March 31, 2001, respectively, as compared to the same periods of last year. The increases were primarily due to additional costs incurred by CCWC and increases in labor and billing costs due to additional billing and customer service contracts obtained by ASUS.

        Administrative and general expenses increased by 11.3% for the three months ended March 31, 2001 as compared to the same period ended March 31, 2000 reflecting increased reserve for worker's compensation, outside services associated with SCW's Bear Valley Electric customer service area in response to the energy situation in California, and additional costs from CCWC. As compared to the twelve months ended March 31, 2001, the expenses decreased by 4.7% due primarily to booking reduced reserves for litigation in 2000 and a reduction in pension expenses. See the section entitled "Legal Proceedings" for more information.

        Depreciation expense increased by 17.9% and 14.9%, respectively, for the three and twelve months ended March 31, 2001 reflecting, among other things, the effects of recording approximately $55.7 million in net plant additions during 2000, depreciation on which began in January 2001. In addition, amortization of goodwill, which represents the difference between the purchase price of the common equity of CCWC and CCWC's book equity at the time of closing, began October 2000.

        As compared to the three and twelve months ended March 31, 2000, maintenance expense decreased by 13.5% and 2.8%, respectively, due to decreased maintenance on Registrant's water supply sources and maintenance of water mains during the first quarter of 2001.

        Taxes on income increased by 12.5% and 14.4%, respectively, as compared to the three and twelve months ended March 31, 2000. It was due to an increase in pre-tax operating income of 13.7% and 17.1%, respectively, for the comparable periods ended March 31, 2001. The twelve-month comparison was also affected by a lower effective tax rate for the period ended March 31, 2001.

        Other taxes increased by 10.6% and 8.7%, respectively, for the three and twelve months ended March 31, 2001, respectively, as compared to the same periods last year reflecting principally increased property taxes due to higher property valuation assessments and additional properties at CCWC since October 2000.

        The loss in other income recorded for the three and twelve months ended March 31, 2001 was due to the effect of recording amortization and interest expenses, starting January 2000, on SCW's entitlement in the State Water Project, and higher expenses associated with increased activities in Registrant's non-regulated ventures.

        Interest expense increased by 18.1% and 10.8%, respectively, for the three and twelve months ended March 31, 2001 as compared to the three and twelve months ended March 31, 2000 due to (i) additional short-term borrowing at higher rates, incurred by SCW to temporarily fund its capital expenditures, (ii) the issuance of $20 million in long-term debt in January 2001 and (iii) additional long-term debt at Registrant's CCWC unit.


LIQUIDITY AND CAPITAL RESOURCES

        AWR funds its operating expenses and pays dividends on its outstanding Common and Preferred Shares principally through dividends from SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. On August 16, 2000, AWR issued 1,107,000 Common Shares at $26.125 per share under this Registration Statement. Net proceeds from the offering have been used to fund a portion of the purchase price of CCWC and invest in SCW. As of March 31, 2001, approximately $31,074,000 remained for issuance under this Registration Statement. AWR completed the acquisition of the common stock of CCWC on October 10, 2000 for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt.

        AWR maintains a revolving credit facility with a $25 million aggregate borrowing capacity. At March 31, 2001, $21 million was outstanding under this facility.

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

          Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses, including expenses for purchased power distributed through its Bear Valley Electric customer service area. SCW has experienced increased costs for electric energy, particularly during the fourth quarter of 2000 and first quarter of 2001. At December 31, 2000, SCW had under-collected its electric power costs by approximately $8.6 million. During the first quarter of 2001, SCW incurred $6.5 million more in purchased power costs than it was authorized to recover in current rates. At March 31, 2001, SCW had accrued a total under-collection of electric power costs in its Bear Valley Electric customer service area of $15.1 million.

           In order to assure a reliable source of supply and mitigate spot market purchases of electric energy, SCW has entered into a five-year agreement for the purchase of 15 megawatts of electric energy at a price of $95 per megawatt. On May 11, 2001, SCW filed an application with the CPUC for inclusion in rates of the energy purchased under this agreement. Recovery of these costs will results in a cost of energy in rates of $0.095 per kilowatt-hour as compared to the current cost of approximately $0.024 per kilowatt-hour currently in rates. Less than full recovery of these costs could result in as much as an additional under-collection of approximately $10.7 million for the remainder of calendar 2001. Less than full recovery of these costs would further adversely impact SCW's liquidity. SCW's under-collected position for purchased power relative to its Bear Valley Electric Service division could reach approximately $26 million by the end of 2001 if the CPUC does not timely authorize recovery of both past electric power costs as well as costs associated with the new power purchase agreement. Registrant believes that timely regulatory actions by the CPUC to authorize SCW to recover its past and future power costs are necessary to avoid any material adverse impact on SCW's liquidity and financial condition.

          Registrant has implemented a Cash Preservation Plan (CPP) to control costs and to limit capital expenditures principally to those projects that are believed necessary to meet public safety and health requirements or otherwise provide for continued service. The CPP impacts both the electric and water business of SCW. Management anticipates that the CPP, through deferral of capital expenditures alone, could reduce cash expenditures in 2001 by as much as $20 million. See the sections entitled "Electric Energy Situation in California" and "Regulatory Matters" for more information.

        The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $60 million as of March 31, 2001, of which a total of $14 million was then outstanding. SCW routinely employs short-term bank borrowing as an interim-financing source prior to funding capital expenditures on a long-term basis as previously discussed.

        SCW also relies on external sources, including equity investments from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. In January 2001, SCW issued the remaining $20 million of long-term debt under a Registration Statement filed in 1998 with the proceeds used to reduce bank borrowing. During 2001, SCW anticipates filing a Registration Statement with the SEC for issuance, from time to time, of additional debt securities. On March 30, 2001, AWR purchased an additional $25 million investment in SCW.

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

        Legislation has been enacted and executive orders issued designed to encourage and accelerate the construction of additional power plants and the re-powering and updating of existing power plants to increase the supply of electricity in the State. A number of investigations have also been instituted as to the causes of the California energy situation and numerous pieces of legislation have been introduced at the California Legislature to deal with different aspects of the situation. The long-term impact of these legislative initiatives on SCW's Bear Valley Electric customer service area is difficult to predict. For the short-term, however, management expects energy costs to remain high and to continue to be volatile.

        All electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. Historically, SCW purchased electric energy from the Southern California Edison (SCE) unit of Edison International. However, in order to keep electric power costs as low as possible, SCW entered into an energy brokerage contract with Sempra Energy Corporation (Sempra). SCW purchased electric energy for its Bear Valley Electric customer service area from Sempra during the period beginning March 26, 1996 through April 30, 1999. SCW changed energy brokers to Illinova Energy Partners (Illinova) beginning May 1, 1999 through April 30, 2000, and with Dynegy Power Marketing, Inc. (Dynegy) since May 1, 2000. The change to Dynegy is a result of the merger between Dynegy and Illinova.

        In May 2000, SCW entered into a one-year, block forward purchase contract with Dynegy for 12 megawatts (MW's) of electric energy for its Bear Valley electric customer service area at a price of $35.50 per MW. This contract expired April 30, 2001. Dynegy also procured electric energy requirements above the 12 MW forward purchase contract.

          In response to the potential for continued increases in electricity costs, SCW entered into a five-year, block forward purchase contract with Mirant Americas Energy Marketing, LP (Mirant) to supply its Bear Valley Electric customer service area with 15 MW's of electric energy at a price of $95 per MW beginning April 1, 2001 through December 31, 2006. The average minimum load at SCW's Bear Valley

Electric customer service area has been approximately 12 MW's. The average winter load has been 18 MW's with a winter peak of 30 MW's when the snowmaking machines at the ski resorts are operating.

          Although electric energy prices in California have risen rather steadily since the passage of the CPUC's electric restructuring decision, the rate of increase in cost has accelerated since the third quarter of 2000. At December 31, 2000, SCW had under-collected its electric power costs by approximately $8.6 million. During the first quarter of 2001, SCW incurred $6.5 million more in purchased power costs than it was authorized to recover in current rates. As of March 31, 2001, approximately $15.1 million in under-collected energy costs is included in the electric balancing account. SCW protested certain amounts billed to it by the energy provider and, subsequently, withheld payment on approximately $3.4 million in electric power invoices. SCW has reached a settlement in principle with the energy provider that resolves all matters in dispute. SCW anticipates signing the agreement during the second quarter of 2001. Please see the section entitled "Regulatory Matters" for more information.

        In May 2000, SCW filed an Advice Letter with the CPUC for recovery of approximately $2.4 million in then under-collected power costs over a five-year period. A draft resolution was issued in April 2001 by the CPUC recommending an overall rate increase of 12.5% to recover the under-collection of $2.4 million, with a condition of conducting a subsequent audit on the electric balancing account. A final order is expected in the second quarter of 2001. SCW filed another Advice Letter on April 9, 2001 for recovery over five years of the additional under-collected amount of $8.7 million for energy payments made through March 31, 2001. Approval of this filing would result in an additional increase in revenues of approximately 13.2%. Registrant believes that the recovery of these amounts is probable but is unable to predict when, or if, the CPUC will authorize recovery of all or any of these expenses. SCW will continue to file additional Advice Letters to recover the differences between actual wholesale power costs and the amounts currently recovered through rates. On May 11, 2001, SCW filed with the CPUC for authority to increase revenues by approximately an additional 55.4% to recover the costs of electric energy supplied under the agreement with Mirant. Registrant believes that timely regulatory actions by the CPUC to authorize SCW to recover its past and future power costs are necessary to avoid any material adverse effect on SCW's liquidity and financial condition. See the section entitled "Regulatory Matters" for more information.

        On March 27, 2001, the CPUC approved SCW's Advice Letters to increase the costs of purchased power by $761,351 included in base water rates for each of its ratemaking districts. These filings resulted from the 10% increase in electric rates that the Southern California Edison Company (Edison) and Pacific Gas & Electric Company (PG&E) were authorized to implement by the CPUC. In April 2001, an Advice Letter to increase water rates by approximately $2.3 million company-wide to cover additional base rate increases, authorized recently by the CUPC to Edison and PG&E, was filed. Management believes that it will be approved but is unable to predict when, or if, the CPUC will authorize recovery of all or any of these expenses. See the section entitled "Regulatory Matters" for more information.

        In a continuing effort to control the escalation of electric energy costs for SCW's Bear Valley Electric division, SCW is considering, in addition to the renegotiated block forward purchase of electric energy, a number of options including (i) the purchase of electric energy from on-site generation facilities installed by a third party and (ii) the use of portable generation to avoid peak energy prices. Each of these options is expected to result in increased electric energy prices for customers of SCW's Bear Valley Electric customer service area. Registrant believes that these solutions in whole or in part represent significant savings for customers relative to reliance on spot purchases in the open market. Registrant further believes that costs incurred should be recoverable from customers although it can give no assurance that the CPUC will ultimately allow recovery of all or any of the costs through rates.

        Registrant has implemented a Cash Preservation Plan (CPP) to control costs and to limit capital expenditures to principally those capital projects that are believed necessary for health and safety of the public and for the continued provision of service. The CPP affects both the water and electric businesses of SCW.


WATER SUPPLY

        For the three months ended March 31, 2001, SCW supplied a total of 15,588,000 ccf of water as compared to 16,652,000 ccf for the three months ended March 31, 2000. Of the total 15,588,000 ccf of water supplied during the first quarter of 2001, approximately 64.2% came from pumped sources and 35.8% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. For the three months ended March 31, 2000, 60.9%, and 39.1% was supplied from pumped sources and purchased from MWD, respectively.

        During the twelve months ended March 31, 2001, SCW supplied 86,375,000 ccf of water as compared to 85,862,000 ccf supplied during the twelve months ended March 31, 2000. During the twelve months ended March 31, 2001, pumped sources provided 56.1% of total supply, 41.9% was purchased from MWD and its member agencies. The remaining 2.0% of total supply came from the United States Bureau of Reclamation (the Bureau) under a no-cost contract. For the twelve months ended March 31, 2000, 58.0%, 40.4% and 1.6%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

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

        Registrant's water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. The water supply for 2001 should be adequate with shortages only in the northeastern part of the State and major Delta exports. Statewide precipitation from October 2000 to March 2001 was 75% of normal. The snow pack now stands at 85% of normal. Reservoirs throughout the state are close to or exceeding average storage levels for this time of year. Statewide reservoir storage is near average for this time of year. Storage gains in the coming months are likely to be less than normal, and therefore statewide storage is expected to fall below average by summer. Except for the northeastern part of the State and major Delta exports, water supplies are expected to be adequate this year. Although overall groundwater conditions remain at adequate levels in most of SCW's operating areas, certain of SCW's groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, have caused increased reliance on purchased water in its supply mix.

        Likewise the Colorado River water outlook is good. The April-July inflow to Lake Powell is forecast to be 6.5 million Acre-feet, which is 84% of average. The March 2001 snow pack in the Upper Colorado River basin was 80% of average.

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


REGULATORY MATTERS

        SCW is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classifications of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of convenience and necessity as to the extension of services and facilities and various other matters. CCWC is subject to similar regulation by the ACC.

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

        As of March 31, 2001, SCW had accrued approximately $15.1 million in under-collected purchased power costs included in the electric balancing account. In May 2000, SCW filed an Advice Letter with the CPUC for recovery over a five-year period of approximately $2.4 million in under-collected power costs. A draft resolution was issued in April 2001 by the CPUC recommending an overall rate increase of 12.5% to recover the under-collection of $2.4 million, with a condition of conducting a subsequent audit on the expenses included in the electric balancing account. This matter is to expected to come before the CPUC on May 24, 2001.

          SCW filed a second Advice Letter on April 9, 2001 seeking recovery, over five years, of an additional under-collection of $8.7 million for energy costs. If approved, electric rates would increase by an additional 13.2%. SCW believes that the recovery of these amounts is probable but is unable to predict when, or if, the CPUC will authorize recovery of all or any of these expenses. SCW expects to continue to file additional Advice Letters to recover differences between actual electric power costs and amounts recovered through electric rates.

        On May 11, 2001, SCW filed with the CPUC for an additional increase in electric rates to recover energy costs under the purchase agreement with Mirant. If approved, electric rates in the Bear Valley Electric customer service area would increase by approximately 55.4%. SCW believes that timely regulatory actions to authorize SCW to recover its past and future power costs are necessary to avoid any material adverse effect on SCW's liquidity and financial condition. See the sections entitled "Liquidity and Capital Resources" and "Electric Energy Situation in California" for more information.

        In March 2001, the CPUC approved SCW's filing for recovery of increased costs of electric power incurred to pump water for its water customers. In April 2001, SCW filed a second Advice Letter to increase water rates by approximately $2.3 million company-wide to cover additional electric base rate increases, authorized recently by the CPUC for the Southern California Edison Company and the Pacific Gas and Electric Company. Registrant believes that the proposed increase will be authorized but is currently unable to predict when the CPUC may issues its order in this matter. See the section entitled "Electric Energy Situation in California" for more information.

        Hearings before the CPUC have concluded on SCW's application to include an additional $1.6 million in rate base for a water treatment facility in SCW's Clearlake service area. In 1993, the CPUC disallowed the entire $1.6 million and Registrant wrote off the entire amount. SCW's application demonstrated that the previously disallowed portion of the treatment plant is now fully "used and useful" and is providing service to customers. A draft decision issued on March 30, 2001 by the CPUC allows SCW to include $500,000 of the $1.6 million in the regulated rate base. Recovery of the costs associated with the plant was included in the general rate increase application for SCW's Clearlake service area. A final order is anticipated in the second quarter of 2001.

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

        On November 2, 2000, a final decision from the CPUC concluded that the CPUC has the authority to regulate the service of water utilities with respect to the health and safety of that service; that the Department of Health Services of the State of California (DOHS) requirements governing drinking water quality adequately protect the public health and safety; and that regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements. SCW has filed for recovery of $879,000 in expenses associated with this matter. Registrant believes that these costs are recoverable although it can give no assurance that the CPUC will ultimately allow recovery of all or any of the costs through rates. See the section entitled "Legal Proceedings" in Part I for more information.

        On December 26, 2000, SCW filed an Advice Letter with the CPUC, in accordance with a prior CPUC resolution authorizing such a filing, seeking recovery of approximately $1,800,000 in expenses associated with its lawsuits against Aerojet General Corporation and the Department of Water Resources of the State of California. An order, issued April 28, 2001, authorized SCW to recover these costs from customers in SCW's Arden-Cordova customer service area over a six-year period.

        On January 26, 2001, the CPUC Staff, SCW and Peerless Water Co., a privately owned water company in Bellflower, California, signed a Settlement Agreement, which recommends approval of the proposed acquisition by SCW of Peerless. A final decision from the CPUC is not anticipated prior to the third quarter of 2001.

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

        Regulation of Radon and Arsenic

        The final regulation on arsenic was published in January 2001 with a new federal standard of 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in SCW's system and three wells in CCWC's system. However, the EPA recently withdrew the pending arsenic standard for a sixty-day review to seek independent reviews of both the science behind the standard and of the cost estimates to communities of implementing the rule. Registrant is unable to predict if or when the rule will be officially released.

        The EPA has proposed new radon regulations following a National Academy of Sciences risk assessment and study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences study is in agreement with much of EPA's original findings but has slightly reduced the ingestion risk initially assumed by EPA. EPA established an MCL of 300 Pico Curies per liter based on the findings and has also established an alternative MCL of 4000 Pico Curies per liter, based upon potential mitigation measures for overall radon reduction. It is our understanding that the United States Office of Management and Budget has sent the radon rule back to EPA for reconsideration. The final rule was expected to be effective in August 2000, but has been delayed by the new administration. SCW and CCWC currently monitor their wells for radon in order to determine the best treatment appropriate for affected wells.

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

        On April 25, 2001, Registrant filed a lawsuit against all the potentially responsible parties for polluting and contaminating water existing in areas of the Sub-Basin from which SCW has pumped water through its Charnock Well Field. Management cannot predict the likely outcome of this proceeding.

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

        Bear Valley Electric Customer Service Area

        SCW has been, in conjunction with the Southern California Edison unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements. The 115kv Project is subject to an environmental impact report (EIR) and delays in approval of the EIR may impact service in SCW's Bear Valley Electric customer service area. SCW has, however, taken other measures, that will be enacted on an emergency basis, to meet load growth and mitigate delays in approval of the EIR. In addition, third parties willing to construct gas-fired generating facilities, sufficient to meet the peaking and future capacity needs of the Bear Valley Electric customer service area, in exchange for a long-term purchase contract have approached SCW. Registrant is unable at this time to predict if such an arrangement will be economically beneficial to customers or if the generating facility can meet all environmental requirements. See the section entitled "Electric Energy Situation in California" for more information.

RISK FACTOR SUMMARY

        This section (written in plain English to comply with certain SEC Standards) summarizes certain risks of our business that may affect our future financial results. We also periodically file with the Securities and Exchange Commission documents that include more information on these risks. It is important for investors to read these documents.
        Litigation

        SCW has been sued in eighteen water-quality related lawsuits:

        - a suit filed on April 24, 1997 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site

        - a suit filed on July 29, 1997 alleging personal injury and property damage as a result of the delivery contaminated of water; few of our systems are located in the geographical area covered by this suit

        - a suit filed on December 8, 1997 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        - a suit filed on February 2, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on February 4, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed in March 2, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        - a suit filed on June 29, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - two suits filed on July 30, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on December 3, 1998 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on July 22, 1999 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on May 16, 2000 alleging personal injury and property damage as a result of the delivery of contaminated water in SCW's Arden-Cordova service area

        - a suit filed on April 13, 2000 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on August 5, 1999 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - two suits filed on December 1, 2000 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on January 23, 2001 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site

        - a suit filed on March 30, 2001 alleging personal injury and property damage as a result of the delivery of contaminated water from wells located in an area of the San Gabriel Valley that has been designated a superfund site


        On September 1, 1999, the First District Court of Appeal in San Francisco, held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits against water utilities, including seven of the lawsuits against SCW. On October 11, 1999 one group of plaintiffs appealed the decision to the California Supreme Court, which has accepted the petition. Management cannot predict the outcome of the proceeding.

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

        The CPUC has authorized a memorandum account for legal expenses incurred by water utilities, including SCW, in the water quality lawsuits. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of March 31, 2001, Registrant had incurred $888,000 in the OII-related memorandum account.

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

        There has been a substantial increase in the costs of purchased power in recent months. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of costs or additional delays in the recovery of costs during any period in which there has been a substantial escalation in costs. See the sub-section entitled "California Energy Situation" for more information.

        There are also a number of matters pending before the CPUC that may affect our future financial results. These matters include:

        - an advice letter filed by SCW seeking recovery of cost associated with various water quality litigations

        - an advice letter filed to recover the previous disallowed portion of a water treatment facility in SCW's Clearlake service area

        - advice letters filed to recover the under-collection of supply costs for SCW's Bear Valley Electric customer service area

        - an advice letter filed to increase water rates to cover additional costs for purchased power implemented by SCW's energy suppliers

        - an advice letter filed to increase electric rates to cover additional costs for electric energy purchased pursuant to a five-year contract


        Adequacy of Water Supplies

        The adequacy of water supplies varies from year to year depending upon a variety of factors, including:

        -  rainfall

        -  the amount of water stored in reservoirs

        -  the amount used by our customers and others

        -  water quality, and

        -  legal limitations on use.

        Reservoir storage statewide is at average storage levels for this time of year, and is expected to fall below average by summer. In general, water supplies are expected to be adequate this year. Population growth and increases in the amount of water used have, however, increased limitations on use to prevent over drafting of groundwater basins. The import of water from the Colorado River, one of SCW's important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project
(CAP). We also have in recent years taken wells out of service due to water quality problems.

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

        In certain circumstances, we may recover these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination. As of March 31, 2001, Aerojet General Corp. has previously reimbursed us approximately $4.5 million for costs associated with the cleanup of the groundwater supply for our Arden-Cordova System and for the increased costs of purchasing water and developing new sources of groundwater supply. On October 25, 1999, we sued the California Regional Water Quality Control Board (CRWQCB) alleging that it has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is contaminating the underground water supply in our Rancho Cordova customer service area. In a separate lawsuit, also filed on October 25, 1999, we sued Aerojet General Corp. for causing the contamination. On March 22, 2000 Aerojet General Corp. filed a cross complaint against us for negligence and constituting a public nuisance. We cannot predict the outcome of these lawsuits but we will defend ourselves against these allegations.

        Two potentially responsible parties on matters relating to the clean-up and purchase of replacement water in the Charnock Basin, located in the cities of Santa Monica and Culver City, have previously reimbursed us for replacement water and certain legal and consulting expenses. The Charnock Basin is in our Culver City customer service area. On April 25, 2001, SCW filed a lawsuit against all the potentially responsible parties for polluting and contaminating water existing in areas of the Sub-Basin from which SCW has pumped water through its Charnock Well Field. Management cannot predict the likely outcome of this proceeding.

        California Energy Situation

        The Governor of the State of California has proclaimed a state of emergency in California due to shortages of electricity available to certain of California's utilities and the dramatic increases in electricity prices. A number of investigations have been instituted as to the causes of the California energy situation and numerous pieces of legislation have been introduced at the California Legislature to deal with different aspects of the situation. We are unable to predict the long-term impact of these legislative initiatives. In the short-term, we expect energy costs to remain high and to continue to be volatile. We have been able to partially reduce the effect of these higher energy costs by entering into a long-term contract with Dynegy for 12 MW of electric energy for its Bear Valley Electric division. This contract expired on April 30, 2001.

        In a continuing effort to control the escalation of electric energy costs for SCW's Bear Valley Electric division, in March 2000, SCW reached an agreement with Mirant Americas Energy Marketing, LP to purchase 15 MW of electric energy at $95 per MW for a period of five years. We are also considering options including (i) the purchase of electric energy from on-site generation facilities installed by a third party, and (ii) the use of portable generation to avoid peak energy prices. Each of these options is expected to result in increased electric energy prices for customers of SCW's Bear Valley Electric customer service area. We believe that these solutions in whole or in part represent significant savings for customers as compared to reliance on spot purchases in the open market.

        As of March 31, 2001, there was approximately $15.1 million of under-collected electric power costs included in the electric balancing account. In May 2000, we filed an Advice Letter with the CPUC seeking recovery over a five-year period of approximately $2.4 million in under-collected power costs. We also filed another Advice Letter on April 9, 2001 for recovery over five years of an additional under-collected amount of $8.7 million for energy payments made through March 31, 2001. We believe that recovery of these amounts is probable but are unable to predict when, or if, the CPUC will authorize recovery of all or any of these expenses. We expect to continue to file additional Advice Letters to recover the for growing disparity between the soaring wholesale power costs and the rates authorized to collect from customers. On May 11, 2001, we filed an advice letter with the CPUC to increase rates to recover the higher energy costs under the new purchase agreement. If the CPUC does not take action on our various applications in the near future, the under-collected position could reach approximately $26 million by end of 2001. We believe that timely regulatory actions by the CPUC to authorize SCW to recover past and future power costs are necessary to avoid any material adverse effect on our liquidity and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk. The disclosure required is, therefore, not applicable.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        SCW is a defendant in eighteen lawsuits involving claims pertaining to water quality. Fifteen of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of the State of California; three of the lawsuits involve a customer service area located in Sacramento County in northern California. See the section entitled "Risk Factor Summary" of Management's Discussion and Analysis of Financial Conditions and Results of Operation for more information.

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

        In August 1999, SCW was named a defendant in the matter of Lori Alexander, et al. v. Suburban Water Sys., et al. (Case No. 14) that was filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict liability, permanent trespass, continuing trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, conspiracy/fraudulent concealment, battery and unfair business practices on behalf of plaintiffs (the L. Alexander Matter). Plaintiffs seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served in October 2000. Management is unable to predict the outcome of this proceeding.

        In December 2000, SCW was named a defendant in the matter of David Arnold, et al. v. City of Pomona, et al. (Case No. 15) that was filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict products liability, continuing trespass, permanent trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, conspiracy/fraudulent concealment, battery and unfair business practices on behalf of plaintiffs (the Arnold Matter). Plaintiffs seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served in May 2001. Management is unable to predict the outcome of this proceeding.

        In December 2000, SCW was named a defendant in the matter of Gilda Ambrose-Dubre, et al. v. City of Pomona, et al. (Case No. 16) that was filed in Los Angeles Superior Court which seeks recovery for negligence, strict products liability, continuing trespass, permanent trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, civil conspiracy/fraudulent concealment, battery and unfair business practices on behalf of plaintiffs (the Ambrose-Dubre Matter). Plaintiffs seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served in May 2001. Management is unable to predict the outcome of this proceeding.

        In January 2001, SCW was named a defendant in the matter of Melissa Garrity Alvarado, et al. v. Suburban Water Systems, et al. (Case No. 17) that was filed in Los Angeles Superior Court which seeks recovery for negligence, survival of personal injuries, wrongful death, strict liability, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, conspiracy/fraudulent concealment, battery and unfair business practices on behalf of plaintiffs (the Alvarado Matter). Plaintiffs seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served in May 2001. Management is unable to predict the outcome of this proceeding.

        In March 2001, SCW was named a defendant in the matter of Charles Alexander, et al. v. City of Pomona, et al. (Case No. 18) that was filed in Los Angeles Superior Court which seeks recovery for negligence, wrongful death, strict products liability, continuing trespass, permanent trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, civil conspiracy/fraudulent concealment, battery and unfair business practices on behalf of plaintiffs (the
C. Alexander Matter). Plaintiffs seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. SCW was served in May 2001. Management is unable to predict the outcome of this proceeding.

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

        The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting these cases from customers, less any recovery from the defendants or others. As of March 31, 2001, approximately $3,133,000 has been recorded in the memorandum accounts. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1,800,000, in expenses that were incurred on or before August 31, 2000. On April 25, 2001, Registrant filed a lawsuit against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure. Said MTBE polluted and contaminated water existed in areas of the Sub-Basin from which SCW has pumped water through its Charnock Wall Field. As a result thereof, SCW ceased operation of its Charnock Well Field in October 1996. Management cannot predict the likely outcome of this proceeding.

        Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject, which are believed to be material.

ITEM 2.  CHANGES IN SECURITIES

        As of March 31, 2001, earned surplus amounted to $78,715,000. As of March 31, 2001, there were no retained earnings restricted, under any of SCW's debt instruments, as to the payment of cash dividends on Common Shares. CCWC is subject to contractual restrictions on its ability to pay dividends.

        There are 493,039 and 63,411 Common Shares authorized but un-issued under the DRP and the 401(k) Plan, respectively, at March 31, 2001. Shares reserved for the 401(k) Plan are in relation to company matching contributions and for investment purposes by participants.

        There are 250,000 Common Shares reserved for issuance under Registrant's 2000 Stock Incentive Plan. Under the Plan, stock options representing a total of 91,647 Common Shares upon exercise were granted to certain eligible employees on May 1, 2000 and January 2, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On or about March 19, 2001, common and preferred shareholders of AWR were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares for two items:

1. The election of a slate of three Class I directors to serve for a two-year term expiring at the end of the Annual Meeting of Shareholders in 2003, or until their successors are chosen and qualified. The following table presents the results of the election presented at the Annual Meeting of Shareholders held on April 24, 2001:

        Name                 "For"           "Withheld"
----------------------  ----------------   ---------------
James L. Anderson           99.06%             0.94%
Anne R. Holloway            99.03%             0.97%
Floyd E. Wicks              86.28%             13.72%


2. Ratification of the appointment of Arthur Andersen LLP (AA-LLP) as the Company's independent public accountants. The result of the voting are presented in the table below:

        --------------------------------------------------------------------------
                Proposal                 "For"         "Against"       "Abstain"
        --------------------------     -----------    ------------    ------------
             Ratification of
          Appointment of AA-LLP          98.25%          1.04%           0.71%
        --------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION

        On April 23, 2001, the Board of Directors of Registrant declared a regular quarterly dividend of $0.325 per common share. The dividend will be paid June 1, 2001 to shareholders of record as of the close of business on May 8, 2001. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.22   Energy Transaction Confirmation with Mirant Americas Energy
        Marketing, LP.

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



                                     AMERICAN STATES WATER COMPANY
                                     and its subsidiary
                                     SOUTHERN CALIFORNIA WATER COMPANY


                                     By: /s/  McClellan Harris III
                                             ----------------------------------
                                              McClellan Harris III
                                              Vice President-Finance,
                                              Chief Financial Officer,
                                              Treasurer and Secretary


                                     By: /s/  Linda J. Matlick
                                             ----------------------------------
                                              Linda J. Matlick
                                              Controller
                                              Southern California Water Company


Dated: May 14, 2001