Form 10-Q
period 2001-06-30
AMERICAN STATES WATER CO
filed 2001-08-14
CIK 1056903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


   COMMISSION           REGISTRANT AND STATE OF INCORPORATION           IRS EMPLOYER
    FILE NO.                ADDRESS AND TELEPHONE NUMBER             IDENTIFICATION NO.
------------------      -------------------------------------        ------------------
    333-47647               American States Water Company                95-4676679
                              (A California Corporation)
                             630 East Foothill Boulevard
                          San Dimas, California 91773-9016
                                    909-394-3600

    000-01121             Southern California Water Company              95-1243678
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2001, the number of Common Shares outstanding, No Par Value with Stated Value of $2.50, of American States Water Company was 10,079,629 all of which are listed on the New York Stock Exchange.

As of August 14, 2001, all of the 110 outstanding Common Shares of Southern California Water Company are owned by American States Water Company.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY
                                    FORM 10-Q
                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I     FINANCIAL INFORMATION

Item 1:    Financial Statements                                                             1

           Consolidated Balance Sheets of American States Water Company as of
           June 30, 2001 and December 31, 2000                                          2 - 3

           Consolidated Statements of Income of American States Water Company
           for the Three Months Ended June 30, 2001 and June 30, 2000                       4

           Consolidated Statements of Income of American States Water Company
           for the Six Months Ended June 30, 2001 and June 30, 2000                         5

           Consolidated Statements of Income of American States Water Company
           for the Twelve Months Ended June 30, 2001 and June 30, 2000                      6

           Consolidated Statements of Cash Flow of American States Water Company
           for The Six Months Ended June 30, 2001 and June 30, 2000                         7

           Consolidated Balance Sheets of Southern California Water Company as
           of June 30, 2001 and December 31, 2000                                       8 - 9

           Consolidated Statements of Income of Southern California Water
           Company for the Three Months Ended June 30, 2001 and June 30, 2000              10

           Consolidated Statements of Income of Southern California Water
           Company for the Six Months Ended June 30, 2001 and June 30, 2000                11

           Consolidated Statements of Income of Southern California Water
           Company for the Twelve Months Ended June 30, 2001 and June 30, 2000             12

           Consolidated Statements of Cash Flow of Southern California Water
           Company for the Six Months Ended June 30, 2001 and June 30, 2000                13

           Notes to Financial Statements                                              14 - 17

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                                       18 - 35

Item 3:    Quantitative and Qualitative Disclosures About Market Risks                     36

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings                                                          36 - 39

Item 2:    Changes in Securities                                                           39

Item 3:    Defaults Upon Senior Securities                                                 39

Item 4:    Submission of Matters to a Vote of Security Holders                             39

Item 5:    Other Information                                                          39 - 40

Item 6: Exhibits and Reports on Form 8-K                                                   40

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

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                                                        JUNE 30,         DECEMBER 31,
                                                                          2001               2000
                                                                       -----------       -----------
UTILITY PLANT, at cost                                                        (in thousands)

  Water .........................................................      $   618,858       $   608,032
  Electric ......................................................           37,857            37,630
                                                                       -----------       -----------
                                                                           656,715           645,662
  Less - Accumulated depreciation ...............................         (182,314)         (173,367)
                                                                       -----------       -----------
                                                                           474,401           472,295
  Construction work in progress .................................           48,291            36,801
                                                                       -----------       -----------
                                                                           522,692           509,096
                                                                       -----------       -----------

OTHER PROPERTY AND INVESTMENTS ..................................           24,792            25,222
                                                                       -----------       -----------

CURRENT ASSETS
  Cash and cash equivalents .....................................            7,101             5,808
  Accounts receivable -
    Customers, less reserves of $681 in 2001 and $510 in 2000 ...           11,508            10,481
    Other .......................................................            4,989             5,233
  Unbilled revenue ..............................................           13,130            11,363
  Materials and supplies, at average cost .......................            1,240             1,116
  Supply cost balancing accounts ................................           19,705            11,145
  Prepayments and other .........................................            3,472             4,085
  Accumulated deferred income taxes - net .......................                -             3,249
                                                                       -----------       -----------
                                                                            61,145            52,480
                                                                       -----------       -----------

DEFERRED CHARGES
  Regulatory tax-related assets .................................           16,788            17,705
  Other deferred charges ........................................           13,563            12,143
                                                                       -----------       -----------
                                                                            30,351            29,848
                                                                       -----------       -----------

            TOTAL ASSETS ........................................      $   638,980       $   616,646
                                                                       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                                     AMERICAN STATES WATER COMPANY
                                      CONSOLIDATED BALANCE SHEETS
                                    CAPITALIZATION AND LIABILITIES
                                              (UNAUDITED)

                                                         JUNE 30,       DECEMBER 31,
                                                           2001            2000
                                                        ----------      ----------
                                                             (in thousands)
CAPITALIZATION
  Common shareholders' equity ....................      $  194,301      $  192,723
  Preferred shares ...............................           1,600           1,600
  Preferred shares subject to mandatory
    redemption requirements ......................             320             320
  Long-term debt .................................         196,164         176,452
                                                        ----------      ----------
                                                           392,385         371,095
                                                        ----------      ----------

CURRENT LIABILITIES
  Notes payable to banks .........................          42,000          45,000
  Long-term debt and preferred shares
    due within one year ..........................             735             735
  Accounts payable ...............................          14,750          11,857
  Taxes payable ..................................           3,834           5,585
  Accrued interest ...............................           1,744           1,783
  Other accrued liabilities ......................          15,805          15,257
                                                        ----------      ----------
                                                            78,868          80,217
                                                        ----------      ----------

OTHER CREDITS
  Advances for construction ......................          68,121          69,230
  Contributions in aid of construction ...........          40,695          39,670
  Accumulated deferred income taxes - net ........          52,120          51,131
  Unamortized investment tax credits .............           3,105           3,156
  Regulatory tax-related liability ...............           1,795           1,817
  Other ..........................................           1,891             330
                                                        ----------      ----------
                                                           167,727         165,334
                                                        ----------      ----------

          TOTAL CAPITALIZATION AND LIABILITIES ...      $  638,980      $  616,646
                                                        ==========      ==========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                        ---------------------------
                                                           2001             2000
                                                        ----------       ----------
                                                           (in thousands, except
                                                             per share amounts)
OPERATING REVENUES
    Water ........................................      $   46,495       $   42,089
    Electric .....................................           3,176            3,156
    Other ........................................             199              183
                                                        ----------       ----------
                                                            49,870           45,428
                                                        ----------       ----------
OPERATING EXPENSES
    Water purchased ..............................          10,658           11,323
    Power purchased for pumping ..................           1,896            1,589
    Power purchased for resale ...................           2,615            1,604
    Groundwater production assessment ............           1,954            2,020
    Supply cost balancing accounts ...............          (2,293)            (366)
    Other operating expenses .....................           4,508            4,344
    Administrative and general expenses ..........           8,938            5,999
    Depreciation .................................           4,493            3,807
    Maintenance ..................................           2,086            2,589
    Taxes on income ..............................           4,125            3,301
    Other taxes ..................................           1,877            1,693
                                                        ----------       ----------
                                                            40,857           37,903
                                                        ----------       ----------

    Operating income .............................           9,013            7,525
OTHER INCOME/(LOSS) ..............................              16              (54)
                                                        ----------       ----------
    Income before interest charges ...............           9,029            7,471
INTEREST CHARGES .................................           3,976            3,552
                                                        ----------       ----------
NET INCOME .......................................           5,053            3,919
DIVIDENDS ON PREFERRED SHARES ....................             (21)             (22)
                                                        ----------       ----------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......      $    5,032       $    3,897
                                                        ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....          10,080            8,958
Basic Earnings Per Common Share ..................      $     0.50       $     0.44

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES ........          10,171            8,986
Fully Diluted Earnings Per Share .................      $     0.49       $     0.43

Dividends Declared Per Common Share ..............      $    0.325       $     0.32

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                        ---------------------------
                                                           2001             2000
                                                        ----------       ----------
                                                           (in thousands, except
                                                            per share amounts)
OPERATING REVENUES
    Water ........................................      $   82,640       $   76,676
    Electric .....................................           7,133            7,167
    Other ........................................             388              334
                                                        ----------       ----------
                                                            90,161           84,177
                                                        ----------       ----------
OPERATING EXPENSES
    Water purchased ..............................          17,150           18,878
    Power purchased for pumping ..................           3,426            3,050
    Power purchased for resale ...................          10,348            3,579
    Groundwater production assessment ............           3,427            4,273
    Supply cost balancing accounts ...............          (8,560)          (1,433)
    Other operating expenses .....................           8,636            8,231
    Administrative and general expenses ..........          15,518           11,912
    Depreciation .................................           8,977            7,609
    Maintenance ..................................           4,299            5,146
    Taxes on income ..............................           6,838            5,713
    Other taxes ..................................           3,866            3,492
                                                        ----------       ----------
                                                            73,925           70,450
                                                        ----------       ----------

    Operating income .............................          16,236           13,727
OTHER INCOME/(LOSS) ..............................            (170)             (41)
                                                        ----------       ----------
    Income before interest charges ...............          16,066           13,686
INTEREST CHARGES .................................           7,896            6,872
                                                        ----------       ----------
NET INCOME .......................................           8,170            6,814
DIVIDENDS ON PREFERRED SHARES ....................             (42)             (43)
                                                        ----------       ----------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......      $    8,128       $    6,771
                                                        ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....          10,080            8,958
Basic Earnings Per Common Share ..................      $     0.81       $     0.76

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES ........          10,171            8,972
Fully Diluted Earnings Per Share .................      $     0.80       $     0.75

Dividends Declared Per Common Share ..............      $     0.65       $     0.64

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                           TWELVE MONTHS ENDED
                                                                JUNE 30,
                                                        ---------------------------
                                                           2001             2000
                                                        ----------       ----------
                                                           (in thousands, except
                                                            per share amounts)
OPERATING REVENUES
    Water ........................................      $  174,760       $  164,945
    Electric .....................................          14,331           13,814
    Other ........................................             853              591
                                                        ----------       ----------
                                                           189,944          179,350
                                                        ----------       ----------
OPERATING EXPENSES
    Water purchased ..............................          39,863           40,704
    Power purchased for pumping ..................           7,885            7,431
    Power purchased for resale ...................          17,433            7,177
    Groundwater production assessment ............           6,644            7,754
    Supply cost balancing accounts ...............         (13,498)          (1,785)
    Other operating expenses .....................          17,151           16,437
    Administrative and general expenses ..........          29,743           26,761
    Depreciation .................................          16,708           14,369
    Maintenance ..................................           9,433           11,135
    Taxes on income ..............................          16,251           13,368
    Other taxes ..................................           7,515            6,864
                                                        ----------       ----------
                                                           155,128          150,215
                                                        ----------       ----------

    Operating income .............................          34,816           29,135
OTHER INCOME/(LOSS) ..............................            (228)             232
                                                        ----------       ----------
    Income before interest charges ...............          34,588           29,367
INTEREST CHARGES .................................          15,146           13,835
                                                        ----------       ----------
NET INCOME .......................................          19,442           15,532
DIVIDENDS ON PREFERRED SHARES ....................             (85)             (87)
                                                        ----------       ----------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......      $   19,357       $   15,445
                                                        ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....           9,938            8,958
Basic Earnings Per Common Share ..................      $     1.95       $     1.72

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES ........          10,006            8,965
Fully Diluted Earnings Per Share .................      $     1.93       $     1.72

Dividends Declared Per Common Share ..............      $    1.295       $    1.280

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                  ---------------------------
                                                                     2001             2000
                                                                  ----------       ----------
                                                                       (in thousands)
CASH FLOWS FROM Operating Activities:
     Net income ............................................      $    8,171       $    6,814
    Adjustments for non-cash items:
      Depreciation and amortization ........................           8,977            7,609
      Deferred income taxes and investment tax credits .....           5,082              556
      Other - net ..........................................          (1,198)          (3,097)
    Changes in assets and liabilities:
      Accounts receivable ..................................            (783)           1,026
      Prepayments ..........................................             613              296
      Supply cost balancing accounts .......................          (8,560)          (1,433)
      Accounts payable .....................................           2,893           (1,874)
      Taxes payable ........................................          (1,751)           2,049
      Unbilled revenue .....................................          (1,579)          (1,042)
      Other ................................................           1,940           (1,356)
                                                                  ----------       ----------
        Net Cash Provided ..................................          13,805            9,548
                                                                  ----------       ----------

Investing Activities:
   Construction expenditures ...............................         (22,407)         (21,430)
                                                                  ----------       ----------
         Net Cash Used .....................................         (22,407)         (21,430)
                                                                  ----------       ----------

  Financing Activities:
    Issuance of securities .................................          20,000                7
    Receipt of advances and contributions ..................           2,014            3,558
    Repayments of long-term debt, net of
      redemption of preferred shares .......................            (287)            (252)
    Refunds on  advances for construction ..................          (2,238)          (2,239)
    Changes in notes payable to banks ......................          (3,000)          16,000
    Common and preferred dividends paid ....................          (6,594)          (5,776)
                                                                  ----------       ----------
         Net Cash Provided .................................           9,895           11,298
                                                                  ----------       ----------

  Net Increase (Decrease) in Cash and Cash Equivalents .....           1,293             (584)

  Cash and Cash Equivalents, Beginning of period ...........           5,808            2,189
                                                                  ----------       ----------

  Cash and Cash Equivalents, End of period .................      $    7,101       $    1,605
                                                                  ==========       ==========

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                                                          JUNE 30,       DECEMBER 31,
                                                                            2001             2000
                                                                         ----------       ----------
                                                                               (in thousands)
UTILITY PLANT, at cost
  Water ...........................................................      $  581,661       $  570,836
  Electric ........................................................          37,857           37,630
                                                                         ----------       ----------
                                                                            619,518          608,466
  Less - Accumulated depreciation .................................        (173,488)        (165,002)
                                                                         ----------       ----------
                                                                            446,030          443,464
  Construction work in progress ...................................          47,878           36,605
                                                                         ----------       ----------
                                                                            493,908          480,069
                                                                         ----------       ----------

OTHER PROPERTY AND INVESTMENTS ....................................           9,579            9,711
                                                                         ----------       ----------

CURRENT ASSETS
  Cash and cash equivalents .......................................           3,065            1,545
  Accounts receivable -
    Customers, less reserves of $653 in 2001, and $498 in 2000 ....          10,785           10,071
    Other .........................................................           4,883            5,097
  Intercompany receivable .........................................             246              376
  Unbilled revenue ................................................          12,833           11,363
  Materials and supplies, at average cost .........................           1,155            1,039
  Supply cost balancing accounts ..................................          19,705           11,145
  Prepayments and other ...........................................           3,293            3,756
  Accumulated deferred income taxes - net .........................               -            3,256
                                                                         ----------       ----------
                                                                             55,965           47,648
                                                                         ----------       ----------

DEFERRED CHARGES
  Regulatory tax-related assets ...................................          16,788           17,705
  Other deferred charges ..........................................          12,760           11,396
                                                                         ----------       ----------
                                                                             29,548           29,101
                                                                         ----------       ----------

          TOTAL ASSETS ............................................      $  589,000       $  566,529
                                                                         ==========       ==========

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                                   (UNAUDITED)

                                                                     JUNE 30,       DECEMBER 31,
                                                                       2001            2000
                                                                    ----------      ----------
                                                                          (in thousands)
CAPITALIZATION
  Common shareholders' equity ................................      $  190,950      $  164,808
  Long-term debt .............................................         186,897         167,062
                                                                    ----------      ----------
                                                                       377,847         331,870
                                                                    ----------      ----------

CURRENT LIABILITIES
  Notes payable to banks .....................................          22,000          45,000
  Long-term debt and preferred shares due within one year ....             275             275
  Accounts payable ...........................................          14,473          11,203
  Intercompany payable .......................................               -           4,746
  Taxes payable ..............................................           3,986           5,675
  Accrued interest ...........................................           1,697           1,722
  Other accrued liabilities ..................................          15,596          13,512
                                                                    ----------      ----------
                                                                        58,027          82,133
                                                                    ----------      ----------

OTHER CREDITS
  Advances for construction ..................................          56,925          58,195
  Contributions in aid of construction .......................          40,483          39,642
  Accumulated deferred income taxes - net ....................          50,574          49,569
  Unamortized investment tax credits .........................           2,928           2,973
  Regulatory tax-related liability ...........................           1,795           1,817
  Other ......................................................             421             330
                                                                    ----------      ----------
                                                                       153,126         152,526
                                                                    ----------      ----------

          TOTAL CAPITALIZATION AND LIABILITIES ...............      $  589,000      $  566,529
                                                                    ==========      ==========

 The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                JUNE 30,
                                                        ---------------------------
                                                           2001             2000
                                                        ----------       ----------
                                                          ($ in thousands, except
                                                             per share amounts)
OPERATING REVENUES
    Water ........................................      $   44,834       $   42,089
    Electric .....................................           3,176            3,156
                                                        ----------       ----------
                                                            48,010           45,245
                                                        ----------       ----------
OPERATING EXPENSES
    Water purchased ..............................          10,648           11,323
    Power purchased for pumping ..................           1,814            1,589
    Power purchased for resale ...................           2,615            1,604
    Groundwater production assessment ............           1,954            2,020
    Supply cost balancing accounts ...............          (2,293)            (366)
    Other operating expenses .....................           4,223            4,260
    Administrative and general expenses ..........           8,649            5,810
    Depreciation .................................           4,183            3,807
    Maintenance ..................................           2,033            2,579
    Taxes on income ..............................           3,987            3,342
    Other taxes ..................................           1,792            1,691
                                                        ----------       ----------
                                                            39,605           37,659
                                                        ----------       ----------

    Operating income .............................           8,405            7,586
OTHER INCOME/(LOSS) ..............................             (13)             (54)
                                                        ----------       ----------
    Income before interest charges ...............           8,392            7,532
INTEREST CHARGES .................................           3,579            3,552
                                                        ----------       ----------
NET INCOME .......................................           4,813            3,980
DIVIDENDS ON PREFERRED SHARES ....................               -                -
                                                        ----------       ----------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......      $    4,813       $    3,980
                                                        ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....             110              100

Basic Earnings Per Common Share ..................      $   43,755       $   39,800

Dividends Declared Per Common Share ..............      $   30,000       $   31,000

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE SIX MONTHS
                          ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        ---------------------------
                                                           2001             2000
                                                        ----------       ----------
                                                           ($ in thousands, except
                                                             per share amounts)
OPERATING REVENUES
    Water ........................................      $   79,639       $   76,676
    Electric .....................................           7,133            7,167
                                                        ----------       ----------
                                                            86,772           83,843
                                                        ----------       ----------
OPERATING EXPENSES
    Water purchased ..............................          16,996           18,878
    Power purchased for pumping ..................           3,287            3,050
    Power purchased for resale ...................          10,348            3,579
    Groundwater production assessment ............           3,427            4,273
    Supply cost balancing accounts ...............          (8,560)          (1,433)
    Other operating expenses .....................           8,121            8,090
    Administrative and general expenses ..........          14,963           11,591
    Depreciation .................................           8,356            7,609
    Maintenance ..................................           4,180            5,132
    Taxes on income ..............................           6,579            5,772
    Other taxes ..................................           3,689            3,489
                                                        ----------       ----------
                                                            71,386           70,030
                                                        ----------       ----------

    Operating income .............................          15,386           13,813
OTHER INCOME/(LOSS) ..............................            (222)             (41)
                                                        ----------       ----------
    Income before interest charges ...............          15,164           13,772
INTEREST CHARGES .................................           7,423            6,872
                                                        ----------       ----------
NET INCOME .......................................           7,741            6,900
DIVIDENDS ON PREFERRED SHARES ....................               -                -
                                                        ----------       ----------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......      $    7,741       $    6,900
                                                        ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....             105              100

Basic Earnings Per Common Share ..................      $   73,724       $   69,000

Dividends Declared Per Common Share ..............      $   62,857       $   63,000

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                          ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                            TWELVE MONTHS ENDED
                                                                 JUNE 30,
                                                        ---------------------------
                                                           2001             2000
                                                        ----------       ----------
                                                          ($ in thousands, except
                                                             per share amounts)
OPERATING REVENUES
    Water ........................................      $  170,493       $  164,945
    Electric .....................................          14,331           13,814
                                                        ----------       ----------
                                                           184,824          178,759
                                                        ----------       ----------
OPERATING EXPENSES
    Water purchased ..............................          39,567           40,704
    Power purchased for pumping ..................           7,679            7,431
    Power purchased for resale ...................          17,433            7,177
    Groundwater production assessment ............           6,644            7,754
    Supply cost balancing accounts ...............         (13,498)          (1,785)
    Other operating expenses .....................          16,335           16,201
    Administrative and general expenses ..........          28,919           26,072
    Depreciation .................................          15,834           14,369
    Maintenance ..................................           9,239           11,119
    Taxes on income ..............................          15,687           13,502
    Other taxes ..................................           7,237            6,859
                                                        ----------       ----------
                                                           151,076          149,403
                                                        ----------       ----------

    Operating income .............................          33,748           29,356
OTHER INCOME .....................................            (321)             232
                                                        ----------       ----------
    Income before interest charges ...............          33,427           29,588
INTEREST CHARGES .................................          14,901           13,835
                                                        ----------       ----------
NET INCOME .......................................          18,526           15,753
DIVIDENDS ON PREFERRED SHARES ....................               -                -
                                                        ----------       ----------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......      $   18,526       $   15,753
                                                        ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....             103              100

Basic Earnings Per Common Share ..................      $  179,864       $  157,530

Dividends Declared Per Common Share ..............      $  128,155       $  122,000

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 ---------------------------
                                                                    2001             2000
                                                                 ----------       ----------
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ..........................................      $    7,741       $    6,900
      Adjustments for non-cash items:
      Depreciation and amortization .......................           8,356            7,609
      Deferred income taxes an investment tax credits .....           5,111              551
      Other - net .........................................          (1,346)          (1,872)
    Changes in assets and liabilities:
      Accounts receivable .................................            (500)          (1,042)
      Prepayments .........................................             463              296
      Supply cost balancing accounts ......................          (8,560)          (1,433)
      Accounts payable ....................................           3,270           (1,763)
      Intercompany Payable ................................          (4,746)               -
      Taxes payable .......................................          (1,689)           2,068
      Unbilled revenue ....................................          (1,470)          (1,042)
      Other ...............................................           2,073             (392)
                                                                 ----------       ----------
        Net Cash Provided .................................           8,703            9,880
                                                                 ----------       ----------

Investing Activities:
   Construction expenditures ..............................         (22,195)         (21,429)
                                                                 ----------       ----------
         Net Cash Used ....................................         (22,195)         (21,429)
                                                                 ----------       ----------

  Financing Activities:
    Issuance of securities ................................          45,000                -
    Receipt of advances and contributions .................           2,014            3,558
    Repayments of long-term debt, net of
      redemption of preferred shares ......................            (164)            (251)
    Refunds on  advances for construction .................          (2,238)          (2,239)
    Changes in notes payable to banks .....................         (23,000)          16,000
    Common and preferred dividends paid ...................          (6,600)          (6,300)
                                                                 ----------       ----------
         Net Cash Provided (Used) .........................          15,012           10,768
                                                                 ----------       ----------

  Net Increase (Decrease) in Cash and Cash Equivalents ....           1,520             (781)

  Cash and Cash Equivalents, Beginning of period ..........           1,545            2,020
                                                                 ----------       ----------

  Cash and Cash Equivalents, End of period ................      $    3,065       $    1,239
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

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

        American States Water Company (AWR), incorporated in 1998, is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and Chaparral City Water Company (CCWC). More than 90% of AWR's assets consist of the common stock of Southern California Water Company. SCW is a public utility company engaged principally in the purchase, production, distribution and sale of water, and the distribution and sale of electric energy in several mountain communities. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively.

1. For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 37 through 46 of the Form 10-K, incorporated in the 2000 Annual Report to Shareholders of AWR, under the caption "Notes to Financial Statements."

2.      Basic earnings per common share are calculated pursuant to SFAS No. 128
        - Earnings per Share and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Under the American States Water Company 2000 Stock Incentive Plan, stock options representing 45,657 common shares were granted to certain eligible employees on May 1, 2000, and stock options representing additional 45,657 common shares were granted on January 2, 2001. A fully diluted earnings per share is shown as a result.

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

        As previously disclosed in Registrant's Form 10-K for the year ended December 31, 2000, SCW, like other California utilities, has experienced rapid increases in the price of electric energy. As of June 30, 2001, SCW had an aggregate under-collection of $19.7 million in its water and electric balancing accounts. Of this total amount, approximately $16.8 million is related to purchased power costs at SCW's Bear Valley Electric customer service area (BVE). This is a result of the differences between wholesale purchased power costs, which have averaged approximately $0.16 per kilowatt-hour during the first six months of this year, and the $0.024 per kilowatt-hour (KWh) currently authorized in rates for collection of purchased power costs from customers. On May 24, 2001, the CPUC approved SCW's Advice Letter filed in May 2000 for recovery over a five-year period of approximately $2.4 million in under-collected power costs, which resulted in an overall rate increase of 12.5% for customers of BVE, and imposed a condition of conducting a subsequent audit on the electric balancing account. SCW filed a second Advice Letter on April 9, 2001 for recovery over a five-year period of an additional under-collection of $8.7 million. A draft Resolution issued by the CPUC on July 24, 2001 approves, with modifications, the Advice Letter, which will result in an additional rate increase of 14.8% to BVE's customers. The draft Resolution is scheduled to be on the agenda at the Commission meeting on August 23, 2001. On May 11, 2001, SCW filed a third Advice Letter with the CPUC to seek recovery of $0.095 per KWh for electric energy purchased pursuant to a five-year, fixed cost contract with Mirant Americas Energy Marketing, LP. (Mirant). SCW subsequently withdrew the Advice Letter and anticipates filing an application in the third quarter of 2001 with the CPUC, along with a motion requesting immediate recovery of these costs, subject to refund, after completion of the review process. The application, if approved, will result in an additional rate increase of approximately 50%. Registrant believes that the recovery of these amounts is probable but is unable to predict when, or if, the CPUC will authorize recovery of all or any of these expenses. SCW will continue to file additional Advice Letters to recover the differences between actual wholesale power costs and the amounts currently recovered through rates. Registrant also believes that timely actions by the CPUC to authorize SCW to recover past and future power costs are necessary to avoid any material adverse effect on SCW's financial condition.

        In March 2001, the CPUC approved SCW's first filing for recovery of increased costs of electric power incurred to pump water for its water customers. In April 2001, SCW filed a second Advice Letter to increase water rates by approximately $2.3 million company-wide to cover additional electric base rate increases, authorized recently by the CPUC for the Southern California Edison Company and the Pacific Gas and Electric Company.

        See the sections entitled "Liquidity and Capital Resources," "Electric Energy Situation in California," and "Regulatory Matters" for information on actions being taken by SCW to recover these costs. CCWC, subject to regulation by the Arizona Corporation Commission (ACC), does not maintain balancing accounts and increases in costs are recovered through general rate case applications.

6. On October 2000, AWR completed the acquisition of the common stock of CCWC for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. As of June 30, 2001, Registrant has $12,906,000 in goodwill included in Other Property and Investments. The amount represents the difference between the purchase price of the common equity of CCWC and CCWC's book equity at the time of closing and is being amortized over a period of 40 years.

7. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting, effective June 30, 2001. After that, all business combinations will be recorded under the purchased method of accounting (record goodwill for excess of costs over the net assets acquired). SFAS No. 142 requires that companies cease amortizing goodwill, effective January 1, 2002. Goodwill initially recognized after June 30, 2001, will not be amortized. Goodwill on the balance sheet at June 30, 2001 will be amortized until January 1, 2002. Under SFAS No. 142, goodwill will be tested for impairment using a fair-value approach when events or circumstances occur indicating that impairment might exist. A benchmark assessment for goodwill is also required within six months of the date of adoption of SFAS No. 142. Registrant is assessing the impact on future financial reporting related to both past and future transactions, but believes that adoption of this statement will not have a significant impact on its financial position or results of operation.

8. AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water service utility operation conducted through its Chaparral City Water Company (CCWC) unit, and a non-regulated activity unit through the American States Utilities Services, Inc. (ASUS) subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW's water and electric operating segments, CCWC, and non-regulated businesses, consisting of ASUS and AWR corporate expenses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.

(dollars in thousands)                       For The Three Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------
                                              SCW
                                    ------------------------         CCWC           Non-        Consolidated
                                      Water         Electric         Water        Regulated         AWR
                                    ---------      ---------       ---------      ---------      ---------
Operating revenues                  $  44,834      $   3,176       $   1,661      $     199      $  49,870
Operating income before income         13,345         (1,533)            696             50         12,558
  taxes
Identifiable assets                   467,143         26,766          28,783              -        522,692
Depreciation expense                    3,821            361             311              -          4,493
Capital additions                   $  11,128      $     497       $      86              -      $  11,711


(dollars in thousands)                       For The Three Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------
                                              SCW
                                    ------------------------         CCWC           Non-        Consolidated
                                      Water         Electric         Water        Regulated         AWR
                                    ---------      ---------       ---------      ---------      ---------
Operating revenues                  $  42,089      $   3,156            N.A.      $     183      $  45,428
Operating income before income         10,215            713            N.A.           (102)        10,826
  taxes
Identifiable assets                   437,555         25,860            N.A.              -        463,415
Depreciation expense                    3,457            350            N.A.              -          3,807
Capital additions                   $  10,093      $     335            N.A.              -      $  10,428


(dollars in thousands)                        For The Six Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------
                                              SCW
                                    ------------------------         CCWC           Non-        Consolidated
                                      Water         Electric         Water        Regulated         AWR
                                    ---------      ---------       ---------      ---------      ---------
Operating revenues                  $  79,639      $   7,133       $   3,001      $     388      $  90,161
Operating income before income         21,651           (266)          1,014             95         22,494
  taxes
Identifiable assets                   467,143         26,766          28,783              -        522,692
Depreciation expense                    7,634            722             621              -          8,977
Capital additions                   $  22,187      $   1,062       $     216              -      $  23,465

(dollars in thousands)                        For The Six Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------
                                              SCW
                                    ------------------------         CCWC           Non-        Consolidated
                                      Water         Electric         Water        Regulated         AWR
                                    ---------      ---------       ---------      ---------      ---------
Operating revenues                  $  76,676      $   7,167            N.A.      $     334      $  84,177
Operating income before income         17,455          2,130            N.A.           (145)        19,440
  taxes
Identifiable assets                   437,555         25,860            N.A.              -        463,415
Depreciation expense                    6,909            700            N.A.              -          7,609
Capital additions                   $  19,983      $     912            N.A.              -      $  20,895


(dollars in thousands)                       For The Twelve Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------
                                              SCW
                                    ------------------------         CCWC           Non-        Consolidated
                                      Water         Electric         Water        Regulated         AWR
                                    ---------      ---------       ---------      ---------      ---------
Operating revenues                  $ 170,493      $  14,331       $   4,267      $     853      $ 189,944
Operating income before income         46,730          2,125           1,312            320         50,487
  taxes
Identifiable assets                   467,143         26,766          28,783              -        522,692
Depreciation expense                   14,412          1,422             874              -         16,708
Capital additions                   $  45,686      $   2,453       $     413              -      $  48,552


(dollars in thousands)                       For The Twelve Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------
                                              SCW
                                    ------------------------         CCWC           Non-        Consolidated
                                      Water         Electric         Water        Regulated         AWR
                                    ---------      ---------       ---------      ---------      ---------
Operating revenues                  $ 164,945      $  13,814            N.A.      $     591      $ 179,350
Operating income before income         39,206          3,652            N.A.           (355)        42,503
  taxes
Identifiable assets                   437,555         25,860            N.A.              -        463,415
Depreciation expense                   12,997          1,372            N.A.              -         14,369
Capital additions                   $  46,773      $   2,127            N.A.              -      $  48,900

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING INFORMATION

        Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the "safe harbor" from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe Registrant's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, the California energy crisis, liquidity and capital resources, opportunities related to operations and maintenance of water systems owned by governmental entities and other utilities and providing related services, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand and changes in water and energy supply cost; future climatic conditions; litigation developments; and legislative, regulatory and other circumstances affecting anticipated revenues and costs. See the section entitled "Risk Factors" for more information.

GENERAL

        American States Water Company (AWR), incorporated in 1998, is engaged in the business of holding, for investment, the stock primarily of utility companies. AWR's primary investment is the stock of Southern California Water Company (SCW). SCW is a California public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the California Public Utilities Commission (CPUC) and was incorporated on December 31, 1929 under the laws of the State of California.

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

        SCW served 245,738 water customers and 21,566 electric customers at June 30, 2001, or a total of 267,304 customers, compared with 265,842 total customers at June 30, 2000.

        SCW's utility operations exhibit seasonal trends. Although SCW's water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 85.1%, 90.4% and 91.2% of total water revenues for the three, six and twelve months ended June 30, 2001, respectively, as compared to 86.1%, 90.7% and 90.6% for the three, six and twelve months ended June 30, 2000, respectively.

        AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) contracts to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading, to approximately 90,000 accounts. Chaparral City Water Company
(CCWC) is an Arizona public utility company serving 11,342 customers as of June 30, 2001 in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. The Arizona Corporation Commission (ACC) regulates CCWC. AWR completed the acquisition of the common stock of CCWC on

October 10, 2000 for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. Neither AWR nor ASUS is regulated by either the CPUC or the ACC.

ACQUISITION OF PEERLESS WATER CO.

        In December 1999, Registrant agreed to acquire Peerless Water Co., a privately owned water company in Bellflower, California, subject to satisfaction of certain conditions, including CPUC approval. The number of Common Shares to be issued will be determined at the closing, but will in no event be greater than 131,036 shares nor less than 107,538 shares. The transaction, if approved by the CPUC, is not anticipated to close before the end of the fourth quarter of 2001.

RESULTS OF OPERATION

        Basic earnings per common share for the three months ended June 30, 2001 increased by 13.6% to $0.50 per share as compared to $0.44 per share for the comparable period last year. Basic earnings for the six months ended June 30, 2001 increased by 6.6% to $0.81 per share from $0.76 per share for the same period of last year. As compared to the twelve months ended June 30, 2000, basic earnings increased by 13.4% to $1.95 per share from $1.72 per share. The increases in the recorded results primarily reflect the impact of various rate increases authorized by the CPUC at SCW, additional revenues generated by CCWC since the acquisition and various reasons as discussed below. Fully diluted earnings per share for the three, six and twelve months ended June 30, 2001 are $0.49, $0.80 and $1.93 per share, respectively, as compared to $0.43, $0.75 and $1.72 per share for the comparable periods of 2000.

        As compared to the same periods ended June 30, 2000, water operating revenues increased by 10.5%, 7.8% and 6.0% for the three, six and twelve months ended June 30, 2001, respectively, due to (i) the increases in rates authorized by the CPUC, and additional revenues generated by CCWC. New rates in the customer service areas that comprise SCW's Region I were effective January 2, 2001. Attrition increases for SCW's Metropolitan customer service area and step increases for SCW's Region III were also in effect in the first quarter of 2001. The additional revenues generated by rate increases were partially offset by a reduction of 4.2%, 4.7% and 1.8% in water sales, respectively, for the three, six and twelve months ended June 30, 2001 to customers of SCW. See the section entitled "Regulatory Matters" for more information.

        Electric revenues increased slightly by 0.6% for the three months ended June 30, 2001 as compared to the same period ended June 30, 2000 reflecting a rate increase of 12.5% effective May 24, 2001 authorized by the CPUC to recover previous under-collected energy costs, offset by a decrease of 3.5% in usage. Kilowatt-hour sales of electricity decreased by 2.1% for the six months ended June 30, 2001 as compared to the same period ended June 30, 2000 resulting in a 0.5% decrease in electric operating revenues. The decrease in sales was due principally to more winter snows experienced in Registrant's service area during the first quarter of this year, which decreased the use of snow making machines at ski resorts in the area. As compared to the twelve months ended June 30, 2000, kilowatt-hour sales increased by 3.3% due to increase in commercial and residential usage. As a result, electric operating revenues for the twelve months ended June 30, 2001 increased by 3.7%. See the section entitled "Regulatory Matters" and "Electric Energy Situation in California" for more information.

        Other revenues increased by 8.2%, 15.8% and 44.3% for the three, six and twelve months ended June 30, 2001, respectively, due to new ASUS service contracts and increased activities with existing contracts.

        Purchased water costs decreased by 5.9%, 9.2% and 2.1%, respectively, for the three, six and twelve months ended June 30, 2001 as compared to the same periods ending in 2000 reflecting a decrease in purchased water volume resulting from lower sales and less purchased water in Registrant's supply mix.

        Cost of power purchased for pumping increased by 19.3%, 12.3% and 6.1% for the three, six and twelve months ended June 30, 2001, respectively, due to the rate increases implemented by SCW's energy suppliers pursuant to CPUC decisions. On March 27, 2001, the CPUC approved SCW's Advice Letters to increase revenues by approximately $762,000 annually to recover the costs of purchased power for its water ratemaking districts. Another Advice Letter to increase water rates by approximately $2.3 million annually to recover additional electric power increases was filed in April 2001, and is pending CPUC approval. See the section entitled "Regulatory Matters" and "Electric Energy Situation in California" for more information.

        As compared to the three, six and twelve months ended June 30, 2000, costs of power purchased for resale to customers in SCW's Bear Valley Electric customer service area increased by 63.0%, 189.1% and 142.9%, respectively, due primarily to significant increases in wholesale market prices for energy in the State of California. The increases were partially offset by a one-time sale of energy on the spot market that resulted in a $580,000 gain in April 2001. The sale of excess energy on the spot market resulted from a one-month overlap of energy purchase agreements. Most of this increase has been included in the electric supply cost balancing account that, as described below, partially insulates earnings from the effects of the significantly increased power costs, unless recovery of these costs is disallowed. The CPUC approved an overall rate increase on May 24, 2001 to recover approximately $2.4 million in under-collected power costs incurred prior to March 31, 2000 over a five-year period. Two Advice Letters to increase electric rates by approximately $10.7 million in the aggregate annually were filed with the CPUC during the second quarter of 2001 to recover additional electric power costs incurred during the electric power crisis in California. SCW subsequently withdrew one of the Advice Letter filings and now anticipates filing an application with a motion requesting immediate recovery of these costs, subject to refund, after completion of the review process. SCW intends to continue to file additional Advice Letters to recover the differences between actual wholesale power costs and the costs recovered through previously approved rates. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of costs or additional delays in the recovery of costs during any period in which there has been a substantial escalation in costs. See the sections entitled "Liquidity and Capital Resources", "Regulatory Matters" and "Electric Energy Situation in California" for more information.

        Groundwater production assessments for the three, six and twelve months ended June 30, 2001 decreased by 3.3%, 19.8% and 14.3%, respectively, as compared to the same periods in 2000. The decrease incurred principally in SCW's San Gabriel and San Dimas customer service areas due to (i) lower administrative assessments levied against production for the water year ended June 30, 2001,
(ii) over-accrued costs during the periods ended June 30, 2000 for excess pumping, which were corrected in the third quarter of 2000, and (iii) less pumped water volume.

        A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. At June 30, 2001, Registrant had a net under-collected position of $19.7 million in both its water and electric balancing accounts primarily due to the increases in energy costs. See the sections entitled "Liquidity and Capital Resources", "Regulatory Matters" and "Electric Energy Situation in California" for more information.

        Other operating expenses increased by 3.8%, 4.9% and 4.3% for the three, six and twelve months ended June 30, 2001, respectively, as compared to the same periods of last year. The increases were primarily due to additional costs related to the inclusion of CCWC and increases in labor and billing costs due to additional billing and customer service contracts obtained by ASUS.

        Administrative and general expenses increased by 49.0%, 30.3% and 11.1%, respectively, for the three, six and twelve months ended June 30, 2001 as compared to the same periods ended June 30, 2000 reflecting additional costs and reserves associated with SCW's Bear Valley Electric customer service area in response to the energy situation in California, including possible disallowances of past costs included in the balancing account as well as an adverse settlement with SCW's energy provided, increased reserves for self-insured worker's compensation liabilities, and additional costs from CCWC.

        Depreciation expense increased by 18.0%, 18.0% and 16.3%, respectively, for the three, six and twelve months ended June 30, 2001 reflecting, among other things, the effects of recording approximately $40.1 million in net plant additions at SCW during 2000, depreciation on which began in January 2001, and additional depreciation associated with CCWC's plant. In addition, amortization of goodwill, which represents the difference between the purchase price of the common equity of CCWC and CCWC's book equity at the time of closing, began October 2000.

        As compared to the three, six and twelve months ended June 30, 2000, maintenance expense decreased by 19.4%, 16.5% and 15.3%, respectively, due primarily to the implementation of Registrant's Cash Preservation Plan (CPP) in April 2001. See the sections entitled "Liquidity and Capital Resources", "Electric Energy Situation in California" and "Regulatory Matters" for more information.

        Taxes on income increased by 25.0%, 19.7% and 21.6%, respectively, as compared to the three, six and twelve months ended June 30, 2000, due to an increase in pre-tax operating income of 26%, 20.8% and 25.3%, respectively, for the comparable periods ended June 30, 2001. The twelve-month comparison was also affected by a lower effective tax rate for the same period ended June 30, 2001.

        Other taxes increased by 10.9%, 10.7% and 9.5%, respectively, for the three, six and twelve months ended June 30, 2001, respectively, as compared to the same periods last year reflecting principally increased property taxes due to higher property valuation assessments, and additional property and payroll taxes at CCWC.

        The loss recorded in other income for the six and twelve months ended June 30, 2001 was due principally to the effects of recording amortization and interest expenses, starting January 2000, on SCW's entitlement in the State Water Project, and higher expenses associated with increased non-regulated activities.

        Interest expense increased by 11.9%, 14.9% and 9.5%, respectively, for the three, six and twelve months ended June 30, 2001 as compared to the three, six and twelve months ended June 30, 2000 due to (i) short-term borrowing, incurred by AWR to fund the acquisition of CCWC, (ii) the issuance of $20 million in long-term debt by SCW in January 2001 and (iii) the inclusion of long-term debt at Registrant's CCWC unit.

LIQUIDITY AND CAPITAL RESOURCES

        AWR funds its operating expenses and pays dividends on its outstanding Common and Preferred Shares principally through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. On August 16, 2000, AWR issued 1,107,000 Common Shares at $26.125 per share under this Registration Statement. Net proceeds from the offering have been used to fund a portion of the purchase price of CCWC and to invest in additional shares of SCW. As of June 30, 2001, approximately $31,074,000 remained for issuance under this Registration Statement. AWR completed the acquisition of the common stock of CCWC on October 10, 2000 for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt.

        AWR maintains a credit facility with a $25 million aggregate borrowing capacity. At June 30, 2001, $20 million was outstanding under this facility.

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

        Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses, including expenses for purchased power distributed through its Bear Valley Electric customer service area. SCW has experienced increased costs for electric energy, particularly during the fourth quarter of 2000, and first and second quarters of 2001. At December 31, 2000, SCW had under-collected its electric power costs by approximately $8.6 million. During the first two quarters of 2001, SCW incurred $8.2 million more in purchased power costs than it was authorized to recover in current rates. SCW also has an additional $2.9 million of under-collected supply costs in its water business.

        CPUC approval has been obtained to increase electric rates to recover $2.4 million in under-collected electric power costs over a five-year period. CPUC approval has also been obtained to recover approximately $762,000 annually of costs for purchased power for its water ratemaking districts. Applications are pending before the CPUC for additional rate increases to recover under-collected power costs from SCW's electric and water customers. See the sections entitled "Electric Energy Situation in California" and "Regulatory Matters". SCW's under-collected position for purchased power relative to its Bear Valley Electric Service division could reach approximately $23 million by the end of 2001 if the CPUC does not timely authorize recovery of both past electric power costs as well as costs associated with the new power purchase agreement. Registrant believes that timely regulatory approval of these applications by the CPUC is necessary to avoid any material adverse impact on SCW's liquidity and financial condition.

        Registrant implemented a Cash Preservation Plan (CPP) in April 2001 to control costs and temporarily to limit capital and maintenance expenditures principally to those projects that are believed necessary to meet public safety and health requirements or otherwise provide for continued service pending CPUC approval of rate increases that will permit SCW to begin recovery of power costs incurred during California's energy crisis. The CPP impacts both the electric and water businesses of SCW. Management anticipates that the CPP, through deferral of capital expenditures alone, could reduce cash expenditures in 2001 by as much as $20 million. See the sections entitled "Electric Energy Situation in California" and "Regulatory Matters" for more information.

        The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $60 million as of June 30, 2001, of which a total of $22 million was then outstanding. SCW routinely employs short-term bank borrowing as an interim-financing source.

        SCW also relies on external sources, including equity investments from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. In January 2001, SCW issued the remaining $20 million of long-term debt under a Registration Statement filed in 1998 with the proceeds used to reduce then outstanding bank borrowing. During 2001, SCW anticipates filing a Registration Statement with the SEC for issuance, from time to time, of additional debt securities. On March 30, 2001, AWR purchased an additional $25 million equity investment in SCW.

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

        On January 17, 2001, the Governor of the State of California proclaimed a state of emergency in California due to shortages of electricity available to certain of California's utilities (resulting in blackouts), the unanticipated and dramatic increases in electricity prices and the insufficiency of electricity available from certain of California's utilities to prevent disruption of electric service in California. The reasons for the high cost of energy are under investigation but are reported to include, among other things, limited supply caused by a lack of investment in new power plants to meet growth in demand, planned and unplanned outages of power plants, lower than usual availability of hydroelectric power from the Pacific Northwest due to lower than usual precipitation and higher demand for electricity in the region, transmission line constraints, increased prices for natural gas, the fuel used in many of the power plants serving the region, and an uncertain power market.

        Recently, legislation has been enacted and executive orders issued designed to encourage and accelerate the construction of additional power plants and the re-powering and updating of existing power plants to increase the supply of electricity in the State. A number of investigations have also been instituted as to the causes of the California energy situation and numerous pieces of legislation have been introduced at the California Legislature to deal with different aspects of the situation. The long-term impact of these legislative initiatives on SCW's Bear Valley Electric (BVE) customer service area is difficult to predict. For the short-term, however, management expects energy costs to remain high and to continue to be volatile.

        On July 25, 2001, the Federal Energy Regulatory Commission (FERC) established the scope and methodology for calculating refunds related to transactions in the spot markets operated by the California Independent System Operator Corporation (Cal-ISO) and the California Power Exchange Corporation (Cal-PX) during the period October 2, 2000 through June 20, 2001, and ordered evidentiary hearings for the purpose of determining the amount of such refunds. SCW is a party to these proceedings, but has not been a direct participant in either the Cal-ISO or Cal-PX markets. SCW does not believe that these proceedings or any other proceedings currently pending before FERC will result in any reduction in SCW's under-collected power costs in the near term, if at all.

        All electric energy sold by SCW to customers in its BVE customer service area is purchased from others. Historically, SCW purchased electric energy from the Southern California Edison (SCE) unit of Edison International. However, in order to keep electric power costs as low as possible, SCW entered into an energy brokerage contract with Sempra Energy Corporation (Sempra). SCW purchased electric energy for its BVE customer service area from Sempra during the period beginning March 26, 1996 through April 30, 1999. SCW changed energy brokers to Illinova Energy Partners (Illinova) beginning May 1, 1999 through April 30, 2000, and with Dynegy Power Marketing, Inc. (Dynegy) since May 1, 2000. Illinova has been acquired by Dynegy.

        In May 2000, SCW entered into a one-year, block forward purchase contract with Dynegy for 12 megawatts (MW's) of electric energy for its BVE customer service area at a price of $35.50 per MW hour (MWh). This contract expired April 30, 2001.

        SCW entered into a five-year, block forward purchase contract with Mirant Americas Energy Marketing, LP (Mirant) to supply its BVE customer service area with 15 MW's of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. SCW also finalized an agreement with Pinnacle West Capital Corporation on June 14, 2001 for additional 8 MW's of electric energy to meet BVE's peak winter demands. The contract provides for pricing of $75 per MWh from November 1, 2001 to March 31, 2002, $48 per MWh from November 1, 2002 to March 31, 2003, and $36 per MWh from November 1, 2003 to March 31, 2004. The average minimum load at SCW's Bear Valley Electric customer service area has been approximately 12 MW's. The average winter load has been 18 MW's with a winter peak of 38 MW's when the snowmaking machines at the ski resorts are operating. Under the terms of a contract with Dynegy that expires on April 30, 2002, Dynegy has agreed to procure electric energy for SCW in excess of the amounts it has purchased under the forward block purchase contracts previously described, to sell excess energy purchased by SCW under the terms of these contracts and to act as scheduling coordinator for SCW. SCW has withheld payment on $3.4 million invoiced by Dynegy for the period December 20, 2000 through February 20, 2001, pending resolution of certain disputes. Although most of this amount is included in the electric supply cost balancing account, SCW has reserved against the portion not currently included in the balancing account.

        Demand for energy in SCW's Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company ("Edison") to transmit this power. See section entitled "Legal Proceedings" for a discussion of litigation between Edison and SCW regarding Edison's obligations to upgrade these transmission facilities. In order to meet these increasing energy demands, SCW is considering, in addition to the renegotiated block forward purchase of electric energy, a number of options including (i) the purchase of electric energy from on-site generation facilities installed by a third party, (ii) the use of portable generation, and (iii) the installation of generation owned by Registrant. Each of these options is expected to result in further increases in electric energy prices for customers of SCW's BVE customer service area.

WATER SUPPLY

        For the three months ended June 30, 2001, SCW supplied a total of 22,834,000 ccf of water as compared to 23,954,000 ccf for the three months ended June 30, 2000. Of the total 22,833,818 ccf of water supplied during the second quarter of 2001, approximately 59% came from pumped sources and 38.5% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. The remaining 2.5% of total supply came from the United States Bureau of Reclamation (the Bureau). For the three months ended June 30, 2000, 55.5%, 41.9% and 2.5% was supplied from pumped sources, purchased from MWD and the Bureau, respectively.

        For the six months ended June 30, 2001, SCW supplied a total of 38,422,000 ccf of water, 61.1% of which came from pumped sources, 37.4% was purchased and the remaining amount was supplied by the Bureau. During the six months ended June 30, 2000, SCW produced 40,468,000 ccf of water. Of this amount 57.7% came from pumped sources, 40.7% was purchased and the remainder was provided by the Bureau.

        During the twelve months ended June 30, 2001, SCW supplied 85,393,638 ccf of water as compared to 88,346,000 ccf supplied during the twelve months ended June 30, 2000. During the twelve months ended June 30, 2001, pumped sources provided 57.1% of total supply, 40.9% was purchased from MWD and its member agencies. The remaining 2.0% of total supply came from the United States Bureau of Reclamation (the Bureau) under a no-cost contract. For the twelve months ended June 30, 2000, 56.6%, 41.3% and 2.1%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

        The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. Registrant has 57 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project (SWP). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies from these sources are anticipated to remain adequate through 2001. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project (CAP). In response, MWD has taken a number of steps to secure additional storage capacity and to increase available water supplies, by effecting transfers of water rights from other sources.

        Registrant's water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. Statewide precipitation from October 2000 to May 2001 remains at 75% of average. Reservoir storage, at May 31, 2001, is about average, which helps to ensure sufficient water supplies for most local agency users. Based on the May 1, 2001 snow survey and water in storage, the Department of Water Resources (DWR) has increased the 2001 allocation of entitlement water for long-term State Water Project contractors including MWD from 1.38 million acre-feet to 1.44 million acre-feet. Although overall groundwater conditions remain at adequate levels in most of SCW's operating areas, certain of SCW's groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, have caused increased reliance on purchased water in its supply mix.

        Likewise the Colorado River water outlook remains favorable. The April-July inflow to Lake Powell is forecast to be 5.6 million acre-feet, which is 72% of average. The May 2001 snow pack in the Upper Colorado River basin was 78% of average.

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

        As of June 30, 2001, SCW had accrued approximately $16.8 million in under-collected purchased power costs included in the electric balancing account. In May 2000, SCW filed an Advice Letter with the CPUC for recovery over a five-year period of approximately $2.4 million in under-collected power costs and removal of a negative amortization authorized by the CPUC in 1997. The CPUC issued a final order on May 24,2001 authorizing an overall rate increase of 12.5%, with a condition of conducting a subsequent audit on the expenses included in the electric balancing account.

        SCW filed a second Advice Letter on April 9, 2001 seeking recovery, over five years, of an additional under-collection of $8.7 million for energy costs. A draft resolution issued by the CPUC on July 24, 2001 approves, with modifications, the Advice Letter filed by SCW. The draft resolution is scheduled to be on the agenda at the CPUC meeting on August 23, 2001. If approved by the Commission, as drafted, rates in SCW's BVE service territory will increase by an additional 14.8%.

        On May 11, 2001, SCW filed with the CPUC for an additional increase in electric rates to recover energy costs under the purchase agreement with Mirant. SCW subsequently withdrew the Advice Letter and anticipates filing an application in the third quarter of 2001 with the CPUC, along with a motion requesting immediate recovery of these costs, subject to refund after completion of the review process. The application, if approved, will result in an additional electric rate increase of approximately 50%. SCW expects to continue to file additional Advice Letters to recover differences between actual electric power costs and amounts recovered through electric rates. SCW believes that timely regulatory actions to authorize SCW to recover its past and future power costs are necessary to avoid any material adverse effect on SCW's liquidity and financial condition. See the sections entitled "Liquidity and Capital Resources" and "Electric Energy Situation in California" for more information.

        In March 2001, the CPUC approved SCW's filing for recovery of increased costs of electric power incurred to pump water for its water customers. In April 2001, SCW filed a second Advice Letter to increase water rates by approximately $2.3 million company-wide to recover additional electric base rate increases, authorized recently by the CPUC for the Southern California Edison Company and the Pacific

Gas and Electric Company. See the section entitled "Electric Energy Situation in California" for more information.

        Hearings before the CPUC have concluded on SCW's application to include an additional $1.6 million in rate base for a water treatment facility in SCW's Clearlake service area. In 1993, the CPUC disallowed the entire $1.6 million and Registrant wrote off the entire amount. A draft decision issued on March 30, 2001 by the CPUC allows SCW to include $500,000 of the $1.6 million in the regulated rate base. An alternate draft decision issued by one of the CPUC Commissioners proposes to deny the application. A final order is anticipated in the third quarter of 2001.

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

        On January 26, 2001, the CPUC Staff, SCW and Peerless Water Co., a privately owned water company in Bellflower, California, signed a Settlement Agreement, which recommends approval of the proposed acquisition by SCW of Peerless. A final decision from the CPUC is not anticipated prior to the fourth quarter of 2001.

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

        It is anticipated that the EPA will adopt Stage II rules pertaining to DBP's by year-end 2001. The EPA is not allowed to use the new cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBP's but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule. The final rule is expected by 2002.

        Ground Water Rule

        On May 10, 2000, the EPA published the proposed Ground Water Rule (GWR), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule will apply to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems, source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifer or have detected fecal indicators within the system's distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. The GWR is scheduled to be issued as a final regulation in 2001. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, SCW and CCWC do not believe that such regulations will impose significant compliance costs, since they already currently engage in disinfection of their groundwater systems.

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

        Matters Relating to SCW's Arden-Cordova System

        In January 1997, SCW was notified that ammonium perchlorate in amounts above the state-determined action level had been detected in three of its wells serving its Rancho-Cordova system. Aerojet-General Corp. has, in the past, used ammonium perchlorate in their processing as an oxidizer of rocket fuels. SCW took the three wells detected with ammonium perchlorate out of service at that time. Although neither the EPA nor the DOHS has established a drinking water standard for ammonium perchlorate, DOHS has established an action level of 18 parts per billion (ppb) which required SCW to notify customers in its Rancho-Cordova customer service area of detection of ammonium perchlorate in amounts in excess of this action level. In April 1997, SCW found ammonium perchlorate in three additional wells and, at that time, removed those wells from service until it was determined that the levels were below the state-determined action level. Those wells were returned to service. SCW periodically monitors these wells to determine that levels of perchlorate are below the action level currently in effect.

        In February 1998, SCW was informed that nitrosodimethylamine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Rancho-Cordova system. The wells have been removed from service. Another well was also removed from service in September 1999 due to the contamination. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corp. Aerojet-General Corp. has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source(s) of water supply in SCW's Rancho-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of two new wells. As of June 30, 2001, Aerojet-General Corp. has previously reimbursed SCW $4.5 million. The remainder of the costs is subject to further reimbursement, including interest. The reimbursement from Aerojet-General Corp. reduces SCW's utility plant and costs of purchased water.

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

RISK FACTORS

        You should carefully read the risks described below and other information in this Form 10-Q in order to understand certain of the risks of our business.

        OUR LIQUIDITY, AND IN CERTAIN CIRCUMSTANCES, EARNINGS, COULD BE ADVERSELY AFFECTED BY THE INCREASE IN ELECTRICITY PRICES IN CALIFORNIA.

        Under California law, we are permitted to file for a rate increase to recover electric power costs not being recovered in current rates. Increases in electric power costs generally have no direct impact on profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. Electric power costs have increased substantially in California since April 2000. As of June 30, 2001, SCW had accrued $19.7 million in unrecovered power costs in its water and electric balancing accounts

        We have been funding these power costs from our short-term borrowing facilities. In addition, in April 2001, the Company implemented a Cash Preservation Plan to control costs and temporarily to limit capital and maintenance expenditures. SCW has filed Advice Letters to recover the under-collection of power costs in its water and electric balancing accounts and intends to continue to do so until such time as its actual power costs are being fully recovered in rates. However, due to the nature of the regulatory process, there is a risk of disallowance of full recovery of supply costs during any period in which there has been a substantial run-up in these costs. Any material disallowance of purchased power costs could have a material adverse impact on cash flow and earnings. In addition, we believe that timely action by the CPUC to authorize the recovery of these costs is necessary to avoid a material adverse effect on SCW's financial condition. Delays in obtaining regulatory approval or disallowance of recovery of costs could also affect SCW's ability to pay dividends to AWR. AWR's ability to pay dividends on its Common Shares is dependent upon the payment of dividends by SCW.

        The Company has established reserves for its Bear Valley Electric division for possible disallowance of the recovery of past power costs included in the supply cost balancing account arising out of the California electric crisis as well as amounts currently in dispute with our energy supplier.

        THE BALANCING ACCOUNT MECHANISM, ALTHOUGH APPLICABLE TO WATER SUPPLY COSTS, DOES NOT INSULATE THE COMPANY'S EARNINGS FROM CHANGES IN WATER SUPPLY MIX.

        We recover certain water supply costs through a balancing account mechanism. Water supply costs include the cost of purchased water and power and groundwater production assessments. The balancing account is not, however, designed to insulate SCW's earnings against changes in supply mix. As a result, SCW may not recover increased costs due to increased use of purchased water, which is generally more expensive than groundwater, through the balancing account mechanism.

        SIGNIFICANT CLAIMS HAVE BEEN ASSERTED AGAINST US IN WATER QUALITY LITIGATION.

        SCW has been sued in eighteen water quality related lawsuits alleging personal injury and property damage as a result of the delivery of water that was allegedly contaminated involving multiple plaintiffs and defendants. Fifteen of the lawsuits involve plaintiffs who receive water from the San Gabriel Basin in Los Angeles County. The other lawsuits involve plaintiffs in Sacramento County. On September 1, 1999, the First District Court of Appeal in San Francisco held that the CPUC had preemptive jurisdiction over regulated utilities and ordered dismissal of a series of these lawsuits, including seven of the lawsuits against SCW. On October 1, 1999, one group of plaintiffs appealed this decision to the California Supreme Court, which has accepted the petition. We anticipate that the California Supreme Court will hear oral arguments during 2001. The lawsuits not involved in the appeal are currently inactive pending the decision of the California Supreme Court.

        In March 1998, the CPUC issued an Order Instituting Investigation as a result of water quality lawsuits being filed against water utilities in California. On November 2, 2000, the CPUC issued a final order concluding that the CPUC has jurisdiction to regulate the service of water utilities with respect to the health and safety of that service; that DOHS requirements governing drinking water quality adequately protect the public health and safety; and that regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements.

        If the California Supreme Court upholds the dismissal of the lawsuits, it is not known whether the plaintiffs will seek recourse through new legislation, or through the CPUC, and what effect, if any, this may have on us. If the California Supreme Court permits these lawsuits to proceed, the lawsuits will be tried on the merits.

        The CPUC has authorized a memorandum account for legal expenses incurred by water utilities, including SCW, in the water quality lawsuits. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW recover any of its litigation costs. As of June 30, 2001, SCW had incurred $888,600 in this memorandum account.

        OUR OPERATING COSTS HAVE INCREASED AND ARE EXPECTED TO CONTINUE TO INCREASE AS A RESULT OF GROUNDWATER CONTAMINATION.

        SCW's operations have been impacted by groundwater contamination in certain of its service territories. We have taken a number of steps to address this contamination, including the removal of wells from service, the construction of water treatment facilities and securing alternatives sources of supply from other areas not affected by the contamination.

        In some cases, we have been reimbursed for our costs by potentially responsible parties. In other cases, we have taken legal action against parties that we believe to be potentially responsible for the contamination.

        Certain government officials have suggested that water producers, such as SCW and CCWC, may have liability under certain environmental statutes if their pumping operations affect the movement of the contamination. SCW has been required to remove certain wells from service because its pumping activities might affect the movement of contamination in other service areas. Currently, neither the Environmental Protection Agency nor any other governmental agency has identified the Company or, to our knowledge, any other water producer, as a potentially responsible party. We cannot assure you, however, that SCW or CCWC will not be identified as a potentially responsible party in the future. Our future results of operations could be adversely affected if either SCW or CCWC is required to pay clean-up costs and is not allowed to recover such costs in rates.

        ENVIRONMENTAL REGULATION HAS INCREASED, AND IS EXPECTED TO CONTINUE TO INCREASE, OUR OPERATING COSTS.

        SCW and CCWC are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

        - The 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to minimum containment levels

        - Approved regulations requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations will affect SCW's five surface water treatment plants and one CCWC plant

        - Additional regulation of disinfection/disinfection byproducts expected to be adopted before the end of 2002; these regulations will potentially affect two of SCW's systems

        - Additional regulations expected to be adopted in 2001 requiring disinfection of certain groundwater systems

        -   Potential regulation of arsenic and radon

        - California customer requirements to fluoridate public water systems serving over 10,000 customers

        SCW and CCWC may be able to recover costs incurred to comply with these regulations through the ratemaking process for their regulated systems. We may also be able to recover certain of these costs under our contractual arrangements with municipalities. In certain circumstances, we may be able to recover costs from parties responsible or potentially responsible for contamination.

        THE ADEQUACY OF OUR WATER SUPPLIES DEPENDS UPON A VARIETY OF FACTORS BEYOND OUR CONTROL.

        The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

        -   Rainfall

        -   The amount of water stored in reservoirs

        -   The amount of water used by our customers and others

        -   Water quality, and

        -   Legal limitations on use

        Population growth and increases in the amount of water used have increased limitations on use to prevent over-drafting of groundwater basins. The import of water from the Colorado River, one of SCW's important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project ("CAP"). We have also taken wells out of service due to groundwater contamination.

        CCWC obtains its water supply from operating wells and from the Colorado River through the CAP. CCWC's water supply may be subject to interruption or reduction if there is an interruption or reduction in CAP water.

        Water shortages may affect us in a variety of ways:

        ~ They adversely affect supply mix by causing us to rely on more expensive purchased water

        ~   They adversely affect operating costs

        ~ They may result in an increase in capital expenditures for building pipelines to connect to alternative sources of supplies and reservoirs and other facilities to conserve or reclaim water

        We may be able to recover increased operating and construction costs for our regulated systems through the ratemaking process. We may also be able to recover certain of these costs under the terms of our contractual agreements with municipalities. In certain circumstances, we may recover these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination.

        OUR EARNINGS ARE GREATLY AFFECTED BY WEATHER DURING DIFFERENT SEASONS.

        The demand for water varies by season. Therefore, the results of operations for one period may not indicate results to be expected in another period. For instance, most water consumption occurs during the third quarter of each year when weather tends to be hot and dry. On warm days, use of water by residential and commercial customers may be significantly greater than on cold days because of the increased use of water for outdoor landscaping. Likewise the demand for electricity in our Big Bear service area is greatly affected by winter snows. An increase in winter snows reduces the use of snow making machines at ski resorts in the Big Bear area and, as a result reduces electric revenues.

        Variability of weather from normal temperatures or changes in snow or rainfall can materially impact results of operations. As a result, weather has been and will continue to be one of the dominant factors in our financial performance.

        OUR BUSINESS IS HEAVILY REGULATED AND, AS A RESULT DECISIONS BY REGULATORY AGENCIES AND CHANGES IN LAWS AND REGULATIONS CAN SIGNIFICANTLY AFFECT OUR BUSINESS.

        Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates, including the ability to recover the costs of purchased water, groundwater assessments and electric power costs in rates. In April 1999, the CPUC denied our request to recover through rates the costs associated with our participation in the Coastal Aqueduct Extension of the State Water Project. We also have an application pending before the CPUC to include an additional $1.6 million in rate base for a water treatment plant in SCW's Clearlake service area that was previously disallowed by the CPUC in 1993. In addition, we have applications pending to acquire the Peerless Water Co. and to recover additional amounts in our water and electric balancing accounts.

        We have been adversely affected by electric restructuring in California and the escalation of energy costs attributable thereto. The California Department of Water Resources has attempted to alleviate the crisis by purchasing electricity for Pacific Gas and Electric Company, Southern California Edison Company and San Diego Gas and Electric Company, but does not purchase any electricity for our Bear Valley electric division. FERC has taken certain actions intended to stabilize the energy market in the West and has ordered evidentiary proceedings for the purpose of determining the amount of refunds that may be due to direct participants in the Cal-ISO and Cal-PX markets. We are not direct participants in these markets. We therefore do not believe that this or any of the other proceedings currently pending before FERC will result, either directly or indirectly, in any reduction in SCW's under collected power costs in the near term, if at all.

        OUR BUSINESS REQUIRES SIGNIFICANT CAPITAL EXPENDITURES.

        The utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. During calendar years 2000, 1999 and 1998, we spent $45,786,000, $51,578,000 and $45,269,000, respectively, for these purposes. Our budgeted capital expenditures for calendar year 2001 for these purposes are approximately $50,400,000. Actual expenditures will be lower because of the cash preservation plan adopted by the Company to conserve cash temporarily during the electric energy crisis.

        We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which must be repaid). We also periodically borrow money for these purposes. We maintain bank lines of credit that we can use for these purposes. We cannot assure you that these sources will continue to be adequate or that the costs of funds will remain at levels permitting us to remain profitable.

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

        The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting these cases from customers, less any recovery from the defendants or others. As of June 30, 2001, approximately $4,103,000 has been recorded in the memorandum accounts. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1,800,000, in expenses that were incurred on or before August 31, 2000. SCW will continue to file additional Advice Letters to recover the remaining costs. Management believes these costs are recoverable but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

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

        SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW's Bear Valley Electric Service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, quantum meruit and common counts. Management cannot predict the likely outcome of this proceeding.

        Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject, which are believed to be material.

ITEM 2.  CHANGES IN SECURITIES

        As of June 30, 2001, earned surplus amounted to $68,863,000. As of June 30, 2001, there were no retained earnings restricted, under any of SCW's debt instruments, as to the payment of cash dividends on Common Shares. Delays in obtaining approval of the CPUC for recovery of energy costs in rates or disallowance of the recovery of such costs could affect SCW's ability to pay dividends to AWR. AWR's ability to pay dividends on its Common Shares is dependent upon the payment of dividends from SCW. CCWC is subject to contractual restrictions on its ability to pay dividends.

        There are 493,039 and 63,411 Common Shares authorized but un-issued under the DRP and the 401(k) Plan, respectively, at June 30, 2001. Shares reserved for the 401(k) Plan are in relation to company matching contributions and for investment purposes by participants.

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

ITEM 5.  OTHER INFORMATION

        On July 27, 2001, the Board of Directors of Registrant declared a regular quarterly dividend of $0.325 per common share. The dividend will be paid September 1, 2001 to shareholders of record as of the close of business on August 7, 2001. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

3.2.1   Amended and Restated By-laws of Southern California Water Company

10.17 American States Water company Annual Incentive Plan as amended April 23, 2001.

10.23 Power Purchase Agreement between Southern California Water Company and Pinnacle West Capital Corporation.

10.24   Western Systems Power Pool Agreement

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


                                     AMERICAN STATES WATER COMPANY
                                     and its subsidiary
                                     SOUTHERN CALIFORNIA WATER COMPANY


                                     By:s/   McClellan Harris III
                                             ----------------------------------
                                             McClellan Harris III
                                             Vice President-Finance,
                                             Chief Financial Officer,
                                             Treasurer and Secretary


                                     By:s/   Linda J. Matlick
                                             ----------------------------------
                                             Linda J. Matlick
                                             Controller
                                             Southern California Water Company



Dated: August 14, 2001