Form 10-Q
period 2001-09-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2001-11-05
CIK 1056903, 92116

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

     COMMISSION             REGISTRANT AND STATE OF INCORPORATION            IRS EMPLOYER
      FILE NO.                  ADDRESS AND TELEPHONE NUMBER              IDENTIFICATION NO.
----------------------      -------------------------------------         ------------------
      333-47647                 American States Water Company                 95-4676679
                                  (A California Corporation)
                                 630 East Foothill Boulevard
                              San Dimas, California 91773-9016
                                        909-394-3600

      000-01121               Southern California Water Company               95-1243678
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 2001, the number of Common Shares outstanding, No Par Value with Stated Value of $2.50, of American States Water Company was 10,079,629 all of which are listed on the New York Stock Exchange.

As of November 5, 2001, all of the 110 outstanding Common Shares of Southern California Water Company are owned by American States Water Company.

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY
                                    FORM 10-Q

                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------
PART I     FINANCIAL INFORMATION

Item 1:    Financial Statements.............................................................      1

           Consolidated Balance Sheets of American States Water Company as of
           September 30, 2001 and December 31, 2000.........................................    2-3

           Consolidated Statements of Income of American States Water Company for the
           Three Months Ended September 30, 2001 and September 30, 2000.....................      4

           Consolidated Statements of Income of American States Water Company for the
           Nine Months Ended September 30, 2001 and September 30, 2000......................      5

           Consolidated Statements of Income of American States Water Company for the
           Twelve Months Ended September 30, 2001 and September 30, 2000....................      6

           Consolidated Statements of Cash Flow of American States Water Company for the
           Nine Months Ended September 30, 2001 and September 30, 2000......................      7

           Consolidated Balance Sheets of Southern California Water Company as of
           September 30, 2001 and December 31, 2000.........................................    8-9

           Consolidated Statements of Income of Southern California Water Company for
           the Three Months Ended September 30, 2001 and September 30, 2000.................     10

           Consolidated Statements of Income of Southern California Water Company for the
           Nine Months Ended September 30, 2001 and September 30, 2000......................     11

           Consolidated Statements of Income of Southern California Water Company for the
           Twelve Months Ended September 30, 2001 and September 30, 2000....................     12

           Consolidated Statements of Cash Flow of Southern California Water Company for
           the Nine Months Ended September 30, 2001 and September 30, 2000..................     13

           Notes to Financial Statements....................................................  14-17

Item 2:    Management's Discussion and Analysis of Financial Condition and Results
           of Operation.....................................................................  18-36

Item 3:    Quantitative and Qualitative Disclosures About Market Risks......................     36

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings................................................................  36-40

Item 2:    Changes in Securities............................................................     40

Item 3:    Defaults Upon Senior Securities..................................................     41

Item 4:    Submission of Matters to a Vote of Security Holders..............................     41

Item 5:    Other Information................................................................     41

Item 6:    Exhibits and Reports on Form 8-K.................................................     41

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

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)


                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             2001              2000
                                                                          ---------         ---------
                                                                                (in thousands)
UTILITY PLANT, at cost
  Water ..........................................................        $ 625,654         $ 608,032
  Electric .......................................................           37,952            37,630
                                                                          ---------         ---------
                                                                            663,606           645,662
  Less - Accumulated depreciation ................................         (186,970)         (173,367)
                                                                          ---------         ---------
                                                                            476,636           472,295
  Construction work in progress ..................................           53,043            36,801
                                                                          ---------         ---------
                                                                            529,679           509,096
                                                                          ---------         ---------

OTHER PROPERTY AND INVESTMENTS ...................................           24,710            25,222
                                                                          ---------         ---------

CURRENT ASSETS

  Cash and cash equivalents ......................................            7,931             5,808
  Accounts receivable -
    Customers, less reserves of $862 in 2001 and $510 in 2000 ....           13,827            10,481
    Other ........................................................            4,695             5,233
  Unbilled revenue ...............................................           15,127            11,363
  Materials and supplies, at average cost ........................            1,295             1,116
  Supply cost balancing accounts .................................           22,625            11,145
  Prepayments and other ..........................................            3,193             4,085
  Accumulated deferred income taxes - net ........................               --             3,249
                                                                          ---------         ---------
                                                                             68,693            52,480
                                                                          ---------         ---------

DEFERRED CHARGES
  Regulatory tax-related assets ..................................           16,272            17,705
  Other deferred charges .........................................           14,730            12,143
                                                                          ---------         ---------
                                                                             31,002            29,848
                                                                          ---------         ---------

            TOTAL ASSETS .........................................        $ 654,084         $ 616,646
                                                                          =========         =========




The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                                   (UNAUDITED)

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             2001            2000
                                                           --------        --------
                                                               (in thousands)
CAPITALIZATION
  Common shareholders' equity .....................        $200,465        $192,723
  Preferred shares ................................           1,600           1,600
  Preferred shares subject to mandatory
    redemption requirements .......................             320             320
  Long-term debt ..................................         195,994         176,452
                                                           --------        --------
                                                            398,379         371,095
                                                           --------        --------

CURRENT LIABILITIES
  Notes payable to banks ..........................          38,000          45,000
  Long-term debt and preferred shares
    due within one year ...........................             735             735
  Accounts payable ................................          18,272          11,857
  Taxes payable ...................................           9,010           5,585
  Accrued interest ................................           4,057           1,783
  Other accrued liabilities .......................          16,822          15,257
                                                           --------        --------
                                                             86,896          80,217
                                                           --------        --------

OTHER CREDITS
  Advances for construction .......................          68,320          69,230
  Contributions in aid of construction ............          41,384          39,670
  Accumulated deferred income taxes - net .........          52,294          51,131
  Unamortized investment tax credits ..............           3,080           3,156
  Regulatory tax-related liability ................           1,784           1,817
  Other ...........................................           1,947             330
                                                           --------        --------
                                                            168,809         165,334
                                                           --------        --------

          TOTAL CAPITALIZATION AND LIABILITIES ....        $654,084        $616,646
                                                           ========        ========



The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                        ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          -------------------------
                                                            2001             2000
                                                          --------         --------
                                                            (in thousands, except
                                                              per share amounts)
OPERATING REVENUES
    Water ........................................        $ 55,412         $ 51,510
    Electric .....................................           3,807            3,493
    Other ........................................             191              245
                                                          --------         --------
                                                            59,410           55,248
                                                          --------         --------
OPERATING EXPENSES
    Water purchased ..............................          12,791           13,594
    Power purchased for pumping ..................           3,367            2,509
    Power purchased for resale ...................           4,758            3,213
    Groundwater production assessment ............           1,697            1,524
    Supply cost balancing accounts ...............          (2,920)          (1,865)
    Other operating expenses .....................           4,398            4,322
    Administrative and general expenses ..........           6,956            6,210
    Depreciation .................................           4,486            3,666
    Maintenance ..................................           1,767            2,226
    Taxes on income ..............................           6,739            6,291
    Other taxes ..................................           1,999            1,767
                                                          --------         --------
                                                            46,038           43,457
                                                          --------         --------

    Operating income .............................          13,372           11,791
OTHER INCOME/(LOSS) ..............................             (53)             108
                                                          --------         --------
    Income before interest charges ...............          13,319           11,899
INTEREST CHARGES .................................           3,865            3,681
                                                          --------         --------
NET INCOME .......................................           9,454            8,218
DIVIDENDS ON PREFERRED SHARES ....................             (21)             (22)
                                                          --------         --------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......        $  9,433         $  8,196
                                                          ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....          10,080            9,516
Basic Earnings Per Common Share ..................        $   0.94         $   0.86

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES ........          10,171            9,562
Fully Diluted Earnings Per Share .................        $   0.93         $   0.86

Dividends Declared Per Common Share ..............        $  0.325         $   0.32





The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                          ---------------------------
                                                             2001             2000
                                                          ---------         ---------
                                                             (in thousands, except
                                                               per share amounts)
OPERATING REVENUES
    Water ........................................        $ 138,052         $ 128,185
    Electric .....................................           10,940            10,660
    Other ........................................              579               580
                                                          ---------         ---------
                                                            149,571           139,425
                                                          ---------         ---------
OPERATING EXPENSES
    Water purchased ..............................           29,941            32,472
    Power purchased for pumping ..................            6,793             5,559
    Power purchased for resale ...................           15,106             6,792
    Groundwater production assessment ............            5,124             5,797
    Supply cost balancing accounts ...............          (11,480)           (3,299)
    Other operating expenses .....................           13,034            12,553
    Administrative and general expenses ..........           22,474            18,122
    Depreciation .................................           13,463            11,275
    Maintenance ..................................            6,066             7,371
    Taxes on income ..............................           13,577            12,004
    Other taxes ..................................            5,865             5,260
                                                          ---------         ---------
                                                            119,963           113,906
                                                          ---------         ---------

    Operating income .............................           29,608            25,519
OTHER INCOME/(LOSS) ..............................             (223)               67
                                                          ---------         ---------
    Income before interest charges ...............           29,385            25,586
INTEREST CHARGES .................................           11,761            10,553
                                                          ---------         ---------
NET INCOME .......................................           17,624            15,033
DIVIDENDS ON PREFERRED SHARES ....................              (63)              (64)
                                                          ---------         ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......        $  17,561         $  14,969
                                                          =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....           10,080             9,145
Basic Earnings Per Common Share ..................        $    1.74         $    1.64

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES ........           10,171             9,171
Fully Diluted Earnings Per Share .................        $    1.73         $    1.63

Dividends Declared Per Common Share ..............        $   0.975         $    0.96



The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                        ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                              TWELVE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                          ---------------------------
                                                             2001             2000
                                                          ---------         ---------
                                                             (in thousands, except
                                                               per share amounts)
OPERATING REVENUES
    Water ........................................        $ 178,662         $ 168,205
    Electric .....................................           14,645            14,066
    Other ........................................              799               730
                                                          ---------         ---------
                                                            194,106           183,001
                                                          ---------         ---------
OPERATING EXPENSES
    Water purchased ..............................           39,061            41,669
    Power purchased for pumping ..................            8,744             7,812
    Power purchased for resale ...................           18,977             8,761
    Groundwater production assessment ............            6,816             7,447
    Supply cost balancing accounts ...............          (14,553)           (3,318)
    Other operating expenses .....................           17,227            16,977
    Administrative and general expenses ..........           30,489            26,179
    Depreciation .................................           17,528            14,655
    Maintenance ..................................            8,975            11,296
    Taxes on income ..............................           16,700            13,954
    Other taxes ..................................            7,747             6,906
                                                          ---------         ---------
                                                            157,711           152,338
                                                          ---------         ---------

    Operating income .............................           36,395            30,663
OTHER INCOME/(LOSS) ..............................             (389)              189
                                                          ---------         ---------
    Income before interest charges ...............           36,006            30,852
INTEREST CHARGES .................................           15,330            13,790
                                                          ---------         ---------
NET INCOME .......................................           20,676            17,062
DIVIDENDS ON PREFERRED SHARES ....................              (84)              (86)
                                                          ---------         ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .......        $  20,592         $  16,976
                                                          =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....           10,080             9,098
Basic Earnings Per Common Share ..................        $    2.04         $    1.87

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES ........           10,160             9,117
Fully Diluted Earnings Per Share .................        $    2.03         $    1.86

Dividends Declared Per Common Share ..............        $    1.30         $    1.28



The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)




                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    -------------------------
                                                                      2001             2000
                                                                    --------         --------
                                                                        (in thousands)
CASH FLOWS FROM -
    Operating Activities:
      Net income ...........................................        $ 17,624         $ 15,033
    Adjustments for non-cash items:
      Depreciation and amortization ........................          13,463           11,856
      Deferred income taxes and investment tax credits .....           5,736            3,008
      Other - net ..........................................          (1,116)          (1,220)
    Changes in assets and liabilities:
      Accounts receivable ..................................          (3,346)          (2,230)
      Prepayments ..........................................             892              368
      Supply cost balancing accounts .......................         (11,480)          (3,298)
      Accounts payable .....................................           6,415             (577)
      Taxes payable ........................................           3,425            2,666
      Unbilled revenue .....................................          (3,576)          (2,815)
      Other ................................................           5,753            1,692
                                                                    --------         --------
        Net Cash Provided ..................................          33,790           24,483
                                                                    --------         --------

Investing Activities:
   Construction expenditures ...............................         (33,799)         (33,275)
                                                                    --------         --------
         Net Cash Used .....................................         (33,799)         (33,275)
                                                                    --------         --------

  Financing Activities:
    Issuance of securities .................................          20,000           28,057
    Receipt of advances and contributions ..................           3,934            1,866
    Repayments of long-term debt, net of
      redemption of preferred shares .......................            (449)            (280)
    Refunds on  advances for construction ..................          (4,463)          (2,817)
    Changes in notes payable to banks ......................          (7,000)          (7,000)
    Common and preferred dividends paid ....................          (9,890)          (9,018)
                                                                    --------         --------
         Net Cash Provided .................................           2,132           10,808
                                                                    --------         --------

  Net Increase (Decrease) in Cash and Cash Equivalents .....           2,123            2,016

  Cash and Cash Equivalents, Beginning of period ...........           5,808            2,189
                                                                    --------         --------

  Cash and Cash Equivalents, End of period .................        $  7,931         $  4,205
                                                                    ========         ========



The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2001             2000
                                                                           ---------         ---------
                                                                                (in thousands)
UTILITY PLANT, at cost
  Water ...........................................................        $ 588,457         $ 570,836
  Electric ........................................................           37,952            37,630
                                                                           ---------         ---------
                                                                             626,409           608,466
  Less - Accumulated depreciation .................................         (177,915)         (165,002)
                                                                           ---------         ---------
                                                                             448,494           443,464
  Construction work in progress ...................................           52,376            36,605
                                                                           ---------         ---------
                                                                             500,870           480,069
                                                                           ---------         ---------

OTHER PROPERTY AND INVESTMENTS ....................................            9,513             9,711
                                                                           ---------         ---------

CURRENT ASSETS

  Cash and cash equivalents .......................................            3,417             1,545
  Accounts receivable -
    Customers, less reserves of $846 in 2001, and $498 in 2000 ....           13,142            10,071
    Other .........................................................            4,580             5,097
  Intercompany receivable .........................................              488               376
  Unbilled revenue ................................................           14,847            11,363
  Materials and supplies, at average cost .........................            1,209             1,039
  Supply cost balancing accounts ..................................           22,625            11,145
  Prepayments and other ...........................................            3,089             3,756
  Accumulated deferred income taxes - net .........................               --             3,256
                                                                           ---------         ---------
                                                                              63,397            47,648
                                                                           ---------         ---------

DEFERRED CHARGES
  Regulatory tax-related assets ...................................           16,272            17,705
  Other deferred charges ..........................................           13,905            11,396
                                                                           ---------         ---------
                                                                              30,177            29,101
                                                                           ---------         ---------

          TOTAL ASSETS ............................................        $ 603,957         $ 566,529
                                                                           =========         =========



The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                                   (UNAUDITED)



                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                         2001            2000
                                                                       --------        --------
                                                                            (in thousands)
CAPITALIZATION
  Common shareholders' equity .................................        $196,594        $164,808
  Long-term debt ..............................................         186,851         167,062
                                                                       --------        --------
                                                                        383,445         331,870
                                                                       --------        --------


CURRENT LIABILITIES
  Notes payable to banks ......................................          18,000          45,000
  Long-term debt and preferred shares due within one year .....             275             275
  Accounts payable ............................................          17,884          11,203
  Intercompany payable ........................................              --           4,746
  Taxes payable ...............................................           9,129           5,675
  Accrued interest ............................................           3,862           1,722
  Other accrued liabilities ...................................          16,600          13,512
                                                                       --------        --------
                                                                         65,750          82,133
                                                                       --------        --------


OTHER CREDITS

  Advances for construction ...................................          57,705          58,195
  Contributions in aid of construction ........................          41,160          39,642
  Accumulated deferred income taxes - net .....................          50,761          49,569
  Unamortized investment tax credits ..........................           2,905           2,973
  Regulatory tax-related liability ............................           1,784           1,817
  Other .......................................................             447             330
                                                                       --------        --------
                                                                        154,762         152,526
                                                                       --------        --------

          TOTAL CAPITALIZATION AND LIABILITIES ................        $603,957        $566,529
                                                                       ========        ========



 The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                        ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            -------------------------
                                                              2001             2000
                                                            --------         --------
                                                             ($ in thousands, except
                                                                per share amounts)
OPERATING REVENUES
    Water ..........................................        $ 53,674         $ 51,509
    Electric .......................................           3,807            3,493
                                                            --------         --------
                                                              57,481           55,002
                                                            --------         --------
OPERATING EXPENSES
    Water purchased ................................          12,620           13,594
    Power purchased for pumping ....................           3,222            2,508
    Power purchased for resale .....................           4,758            3,213
    Groundwater production assessment ..............           1,697            1,524
    Supply cost balancing accounts .................          (2,920)          (1,865)
    Other operating expenses .......................           4,105            4,235
    Administrative and general expenses ............           6,679            6,224
    Depreciation ...................................           4,176            3,666
    Maintenance ....................................           1,730            2,216
    Taxes on income ................................           6,664            6,225
    Other taxes ....................................           1,886            1,765
                                                            --------         --------
                                                              44,617           43,305
                                                            --------         --------

    Operating income ...............................          12,864           11,697
OTHER INCOME/(LOSS) ................................             (81)             (51)
                                                            --------         --------
    Income before interest charges .................          12,783           11,646
INTEREST CHARGES ...................................           3,513            3,681
                                                            --------         --------
NET INCOME .........................................           9,270            7,965
DIVIDENDS ON PREFERRED SHARES ......................              --               --
                                                            --------         --------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS .........        $  9,270         $  7,965
                                                            ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ......             110              100

Basic Earnings Per Common Share ....................        $ 84,273         $ 79,650

Dividends Declared Per Common Share ................        $ 33,000         $ 33,000



The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             ---------------------------
                                                                2001             2000
                                                             ---------         ---------
                                                             ($ in thousands, except
                                                                 per share amounts)
OPERATING REVENUES
    Water ...........................................        $ 133,313         $ 128,185
    Electric ........................................           10,940            10,660
                                                             ---------         ---------
                                                               144,253           138,845
                                                             ---------         ---------
OPERATING EXPENSES
    Water purchased .................................           29,616            32,472
    Power purchased for pumping .....................            6,509             5,559
    Power purchased for resale ......................           15,106             6,792
    Groundwater production assessment ...............            5,124             5,797
    Supply cost balancing accounts ..................          (11,480)           (3,299)
    Other operating expenses ........................           12,226            12,325
    Administrative and general expenses .............           21,642            17,815
    Depreciation ....................................           12,532            11,275
    Maintenance .....................................            5,910             7,348
    Taxes on income .................................           13,243            11,997
    Other taxes .....................................            5,575             5,254
                                                             ---------         ---------
                                                               116,003           113,335
                                                             ---------         ---------

    Operating income ................................           28,250            25,510
OTHER INCOME/(LOSS) .................................             (303)              (92)
                                                             ---------         ---------
    Income before interest charges ..................           27,947            25,418
INTEREST CHARGES ....................................           10,936            10,553
                                                             ---------         ---------
NET INCOME ..........................................           17,011            14,865
DIVIDENDS ON PREFERRED SHARES .......................               --                --
                                                             ---------         ---------
EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..........        $  17,011         $  14,865
                                                             =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .......              106               100

Basic Earnings Per Common Share .....................        $ 160,481         $ 148,650

Dividends Declared Per Common Share .................        $  96,509         $  96,000



The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE TWELVE MONTHS
                        ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                                  TWELVE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             -------------------------------
                                                               2001              2000
                                                             ---------         ---------
                                                                ($ in thousands, except
                                                                  per share amounts)
OPERATING REVENUES
    Water ...........................................        $ 172,658         $ 168,205
    Electric ........................................           14,645            14,066
                                                             ---------         ---------
                                                               187,303           182,271
                                                             ---------         ---------
OPERATING EXPENSES
    Water purchased .................................           38,594            41,669
    Power purchased for pumping .....................            8,393             7,812
    Power purchased for resale ......................           18,977             8,761
    Groundwater production assessment ...............            6,816             7,447
    Supply cost balancing accounts ..................          (14,553)           (3,318)
    Other operating expenses ........................           16,205            16,679
    Administrative and general expenses .............           29,375            25,657
    Depreciation ....................................           16,343            14,655
    Maintenance .....................................            8,753            11,270
    Taxes on income .................................           16,127            13,998
    Other taxes .....................................            7,358             6,901
                                                             ---------         ---------
                                                               152,388           151,531
                                                             ---------         ---------

    Operating income ................................           34,915            30,740
OTHER INCOME ........................................             (351)               31
                                                             ---------         ---------
    Income before interest charges ..................           34,564            30,771
INTEREST CHARGES ....................................           14,733            13,790
                                                             ---------         ---------
NET INCOME ..........................................           19,831            16,981
DIVIDENDS ON PREFERRED SHARES .......................               --                --
                                                             ---------         ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS ..........        $  19,831         $  16,981
                                                             =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .......              104               100

Basic Earnings Per Common Share .....................        $ 190,683         $ 169,810

Dividends Declared Per Common Share .................        $ 131,359         $ 126,000



The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -------------------------
                                                                      2001              2000
                                                                    --------         --------
                                                                         (in thousands)
CASH FLOWS FROM -
    Operating Activities:
      Net income ...........................................        $ 17,011         $ 14,865
      Adjustments for non-cash items:
      Depreciation and amortization ........................          12,532           11,856
      Deferred income taxes an investment tax credits ......           5,780            3,015
      Other - net ..........................................          (1,204)              36
    Changes in assets and liabilities:
      Accounts receivable ..................................          (3,071)          (2,233)
      Prepayments ..........................................             667              368
      Supply cost balancing accounts .......................         (11,480)          (3,298)
      Accounts payable .....................................           6,681             (675)
      Intercompany Payable .................................          (4,858)          27,257
      Taxes payable ........................................           3,454            2,558
      Unbilled revenue .....................................          (3,484)          (2,815)
      Other ................................................           5,575            1,588
                                                                    --------         --------
        Net Cash Provided ..................................          27,603           52,522
                                                                    --------         --------

Investing Activities:
   Construction expenditures ...............................         (33,333)         (33,274)
                                                                    --------         --------
         Net Cash Used .....................................         (33,333)         (33,274)
                                                                    --------         --------

  Financing Activities:
    Issuance of securities .................................          45,000               --
    Receipt of advances and contributions ..................           3,934            1,866
    Repayments of long-term debt, net of
      redemption of preferred shares .......................            (206)            (280)
    Refunds on  advances for construction ..................          (3,896)          (2,817)
    Changes in notes payable to banks ......................         (27,000)          (7,000)
    Common and preferred dividends paid ....................         (10,230)          (9,600)
                                                                    --------         --------
         Net Cash Provided (Used) ..........................           7,602          (17,831)
                                                                    --------         --------

  Net Increase (Decrease) in Cash and Cash Equivalents .....           1,872            1,417

  Cash and Cash Equivalents, Beginning of period ...........           1,545            2,020
                                                                    --------         --------

  Cash and Cash Equivalents, End of period .................        $  3,417         $  3,437
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

2. Basic earnings per common share are calculated pursuant to SFAS No. 128 - Earnings per Share - and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Under the American States Water Company 2000 Stock Incentive Plan, stock options representing 45,657 common shares were granted to certain eligible employees on May 1, 2000, and stock options representing an additional 45,657 common shares were granted on January 2, 2001. As a result, fully diluted earnings per share amounts are shown.

3. On April 22, 1999, the California Public Utilities Commission (CPUC) issued an order denying SCW's application seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project (SWP). SCW's participation in the SWP commits it to a 40-year entitlement with a value of approximately $9.5 million. SCW's investment in SWP is currently included in Other Property and Investments. The remaining balance of the related liability of approximately $7 million is recorded as other long-term debt. SCW intends to recover its investment in SWP through contributions from developers on a per-lot or other basis, or sale of its 500 acre-foot entitlement in SWP. In October 2001, SCW entered into an agreement with a developer, which obligates the developer to make payments to SCW in exchange for SCW's reservation and dedication of up to 350 acre-feet per year of the SWP entitlement. SCW believes that its full investment and on-going costs associated with its ownership will be fully recovered.

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

5. As permitted by the CPUC, SCW maintains water and electric supply cost balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Recoveries or refunds of such over/under collections are recorded in income when received from customers and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments.

      As previously disclosed in Registrant's Form 10-K for the year ended December 31, 2000, SCW, like other California utilities, has experienced rapid increases in the price of electric energy. As of September 30, 2001, SCW had an aggregate under-collection of $22.6 million in its water and electric balancing accounts. Of this total amount, approximately $19.9 million is related to purchased power costs at SCW's Bear Valley Electric customer service area (BVE). This is a result of the differences between wholesale purchased power costs, which have averaged approximately $0.15 per kilowatt-hour during the first nine months of this year, and the $0.024 per kilowatt-hour (KWh) currently authorized in rates for collection of purchased power costs from customers. On May 24, 2001, the CPUC approved SCW's Advice Letter filed in May 2000 for recovery over a five-year period of approximately $2.4 million in under-collected power costs, which resulted in an overall rate increase of 12.5% for customers of BVE, and imposed a condition of conducting a subsequent audit on the electric balancing account. SCW filed a second Advice Letter on April 9, 2001 for recovery over a five-year period of an additional under-collection of $8.7 million. On August 23, 2001, the CPUC approved the Advice Letter, which resulted in an additional rate increase of 14.8% to BVE's customers. On August 17, 2001, SCW filed an application with the CPUC to seek recovery of $0.095 per KWh for electric energy purchased pursuant to a five-year, fixed cost contract with Mirant Americas Energy Marketing, LP. (Mirant). The application, if approved, will result in an additional rate increase of approximately 50%. Registrant believes that the recovery of this amount is probable but is unable to predict when, or if, the CPUC will authorize recovery of all or any of these expenses. SCW will continue to file additional Advice Letters to recover the differences between actual wholesale power costs and the amounts currently recovered through rates. Registrant also believes that timely actions by the CPUC to authorize SCW to recover past and future power costs are necessary to avoid any material adverse effect on SCW's financial condition.

      In March 2001, the CPUC approved SCW's first filing for recovery of increased costs of electric power incurred to pump water for its water customers. In April 2001, SCW filed additional Advice Letters by ratemaking areas to increase water rates by approximately $2.3 million company-wide to cover additional electric base rate increases, authorized recently by the CPUC for the Southern California Edison Company and the Pacific Gas and Electric Company. On October 25, 2001, the CPUC approved an increase of $297,000 in rates for SCW's Claremont CSA to collect the electric base rate increases. The remaining Advice Letters are scheduled to be on Commission's agenda on November 8, 2001. See the sections entitled "Liquidity and Capital Resources," "Electric Energy Situation in California," and "Regulatory Matters" for information on actions being taken by SCW to recover these costs.

      CCWC, subject to regulation by the Arizona Corporation Commission (ACC), does not maintain balancing accounts and increases in costs are normally recovered through general rate case applications.

6. On October 2000, AWR completed the acquisition of the common stock of CCWC for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. As of September 30, 2001, Registrant has $12,815,000 in goodwill included in Other Property and Investments. The amount represents the difference between the purchase price of the common equity of CCWC and CCWC's book equity at the time of closing and is being amortized over a period of 40 years. Amortization will cease on January 1, 2002 pursuant to SFAS No. 142.

7. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting, effective September 30, 2001. After that, all business combinations will be recorded under the purchased method of accounting (record goodwill for excess of costs over the net assets acquired). SFAS No. 142 requires that companies cease amortizing goodwill, effective January 1, 2002. Goodwill initially recognized after September 30, 2001, will not be amortized. Goodwill on the balance sheet at September 30, 2001 will be amortized until January 1, 2002. Under SFAS No. 142, goodwill will be tested for impairment using a fair-value approach when events or circumstances occur indicating that impairment might exist. A benchmark assessment for goodwill is also required within six months of the date of adoption of SFAS No. 142. Registrant is assessing the impact on future financial reporting related to both past and future transactions, but believes that adoption of this statement will not have a significant impact on its financial position or results of operation.

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

(dollars in thousands)                     For The Three Months Ended September 30, 2001
------------------------------------------------------------------------------------------------
                                             SCW
                                     --------------------     CCWC       Non-         Consolidated
                                         Water     Electric   Water    Regulated           AWR
                                     ----------   ---------  ------    ---------      ------------
Operating revenues                      $53,674   $ 3,807    $1,738       $191          $59,410
Operating income before income
  taxes                                  19,064       464       611       (28)           20,111
Identifiable assets                     473,698    27,172    28,809         --          529,679
Depreciation expense                      3,814       362       310         --            4,486
Capital additions                       $10,850      $820      $254         --          $11,924


(dollars in thousands)                     For The Three Months Ended September 30, 2000
------------------------------------------------------------------------------------------------
                                             SCW
                                     --------------------     CCWC       Non-         Consolidated
                                         Water     Electric   Water    Regulated           AWR
                                     ----------   ---------  ------    ---------      ------------
Operating revenues                      $51,509    $3,493       N/A       $246          $55,248
Operating income before income                                  N/A
  taxes                                  16,705     1,217                  160           18,082
Identifiable assets                     444,924    26,089       N/A         --          471,013
Depreciation expense                      3,316       350       N/A         --            3,666
Capital additions                       $11,214      $624       N/A         --          $11,838


(dollars in thousands)                     For The Nine Months Ended September 30, 2001
------------------------------------------------------------------------------------------------
                                             SCW
                                     --------------------     CCWC       Non-         Consolidated
                                         Water     Electric   Water    Regulated           AWR
                                     ----------   ---------  ------    ---------      ------------
Operating revenues                     $133,313   $10,940    $4,739       $579         $149,571
Operating income before income
  taxes                                  40,715       778     1,624         68           43,185
Identifiable assets                     473,698    27,172    28,809         --          529,679
Depreciation expense                     11,448     1,084       931         --           13,463
Capital additions                       $33,040    $1,882      $471         --          $35,393

(dollars in thousands)                     For The Nine Months Ended September 30, 2000
------------------------------------------------------------------------------------------------
                                             SCW
                                     --------------------     CCWC       Non-         Consolidated
                                         Water     Electric   Water    Regulated           AWR
                                     ----------   ---------  ------    ---------      ------------
Operating revenues                     $128,185   $10,660       N/A       $580         $139,425
Operating income before income                                  N/A
  taxes                                  34,161     3,346                   16           37,523
Identifiable assets                     444,924    26,089       N/A         --          471,013
Depreciation expense                     10,224     1,051       N/A         --           11,275
Capital additions                       $31,197    $1,536       N/A         --          $32,733


(dollars in thousands)                     For The Twelve Months Ended September 30, 2001
--------------------------------------------------------------------------------------------------
                                             SCW
                                     --------------------     CCWC       Non-         Consolidated
                                         Water     Electric   Water    Regulated           AWR
                                     ----------   ---------  ------    ---------      ------------
Operating revenues                     $172,658   $14,645    $6,004       $799         $194,106
Operating income before income
  taxes                                  49,090     1,952     1,923        130           53,095
Identifiable assets                     473,698    27,172    28,809         --          529,679
Depreciation expense                     14,909     1,434     1,185         --           17,528
Capital additions                       $45,325    $2,650      $667         --          $48,642


(dollars in thousands)                     For The Twelve Months Ended September 30, 2000
--------------------------------------------------------------------------------------------------
                                             SCW
                                     --------------------     CCWC       Non-         Consolidated
                                         Water     Electric   Water    Regulated           AWR
                                     ----------   ---------  ------    ---------      ------------
Operating revenues                     $168,205   $14,066       N/A       $730         $183,001
Operating income before income                                  N/A
  taxes                                  40,881     3,857                 (121)          44,617
Identifiable assets                     444,924    26,089       N/A         --          471,013
Depreciation expense                     13,268     1,387       N/A         --           14,655
Capital additions                       $45,311    $2,173       N/A         --          $47,484

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

      SCW served 246,396 water customers and 21,665 electric customers at September 30, 2001, or a total of 268,061 customers, compared with 266,318 total customers at September 30, 2000.

      SCW's utility operations exhibit seasonal trends. Although SCW's water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 87.1%, 89.0% and 91.1% of total water revenues for the three, nine and twelve months ended September 30, 2001, respectively, as compared to 87.1%, 89.3% and 90.7% for the three, nine and twelve months ended September 30, 2000, respectively.

      AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) contracts to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading, to approximately 90,000 accounts. Chaparral City Water Company
(CCWC) is an Arizona public utility company serving 11,438 customers as of September 30, 2001 in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. The Arizona Corporation Commission (ACC) regulates CCWC. AWR completed the acquisition of the common stock of CCWC on

October 10, 2000 for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. Neither AWR nor ASUS is regulated by either the CPUC or the ACC.

ACQUISITION OF PEERLESS WATER CO.

      In December 1999, Registrant agreed to acquire Peerless Water Co., a privately owned water company in Bellflower, California, subject to satisfaction of certain conditions, including CPUC approval. The number of Common Shares to be issued will be determined at the closing, but will in no event be greater than 131,036 shares nor less than 107,538 shares. A proposed decision issued on October 5, 2001 by the Administrative Law Judge assigned to the case denied the transaction on the basis that it was not in the public interest. The final CPUC decision is anticipated in the fourth quarter of 2001. SCW intends to vigorously oppose the proposed decision.

RESULTS OF OPERATION

      Basic earnings per common share for the three months ended September 30, 2001 increased by 9.3% to $0.94 per share as compared to $0.86 per share for the comparable period last year. Basic earnings for the nine months ended September 30, 2001 increased by 6.1% to $1.74 per share from $1.64 per share for the same period of last year. As compared to the twelve months ended September 30, 2000, basic earnings increased by 10.7% to $2.07 per share from $1.87 per share. The increases in the recorded results primarily reflect the impact of various rate increases authorized by the CPUC for SCW, additional revenues generated by CCWC since the acquisition and various reasons as discussed below and, to some extent Registrant's Cash Preservation Plan (CPP). Fully diluted earnings per share for the three, nine and twelve months ended September 30, 2001 are $0.93, $1.73 and $2.06 per share, respectively, as compared to $0.86, $1.63 and $1.86 per share for the comparable periods of 2000. See the section entitled "Liquidity and Capital Resources" for more information.

      As compared to the same periods ended September 30, 2000, water operating revenues increased by 7.6%, 7.7% and 6.2% for the three, nine and twelve months ended September 30, 2001, respectively, due to the increases in rates authorized by the CPUC, and additional revenues generated by CCWC. New rates in the customer service areas that comprise SCW's Region I were effective January 2, 2001. Attrition increases for SCW's Metropolitan customer service area and step increases for SCW's Region III were also in effect in the first quarter of 2001. The additional revenues generated by rate increases were partially offset by a reduction of 4.5%, 4.5% and 4.7% in water sales, respectively, for the three, nine and twelve months ended September 30, 2001 to customers of SCW due to relatively mild weather this year. See the section entitled "Regulatory Matters" for more information.

      Electric revenues increased by 9.0% and 2.6% and 4.1%, respectively, for the three, nine and twelve months ended September 30, 2001 as compared to the same periods ended September 30, 2000. The increases reflected a rate increase of 12.5% effective May 24, 2001 and an additional 14.8% increase effective August 23, 2001 authorized by the CPUC to recover previous under-collected energy costs. The three-month and nine-month increases in electric revenues were also partially offset by a decrease of 5% and 3% in usage, respectively, for the three and nine months ended September 30, 2001. The decreases in sales were due to energy conservation efforts by all classes of customers, and more winter snows experienced in SCW's service area during the first quarter of this year, which decreased the use of snow making machines at ski resorts in the area. See the section entitled "Regulatory Matters" and "Electric Energy Situation in California" for more information.

      Purchased water costs decreased by 5.9%, 7.8% and 6.3%, respectively, for the three, nine and twelve months ended September 30, 2001 as compared to the same periods ending in 2000 reflecting a decrease in purchased water volume resulting from both lower sales and less purchased water in Registrant's supply mix.

      Cost of power purchased for pumping increased by 34.2%, 22.2% and 11.9% for the three, nine and twelve months ended September 30, 2001, respectively, due to the rate increases implemented by SCW's energy suppliers pursuant to CPUC decisions, and increased pumped water in SCW's supply mix. On March 27, 2001, the CPUC approved SCW's Advice Letters to increase revenues by approximately $762,000 annually to recover the costs of purchased power for its water ratemaking districts. Another Advice Letter to increase water rates by approximately $2.3 million annually to recover additional electric power increases was filed in April 2001, and is pending CPUC approval. See the section entitled "Regulatory Matters" and "Electric Energy Situation in California" for more information.

      As compared to the three, nine and twelve months ended September 30, 2000, costs of power purchased for resale to customers in SCW's Bear Valley Electric customer service area increased by 48.1%, 122.4% and 116.6%, respectively, due primarily to significant increases in wholesale market prices for energy in the State of California. For the nine and twelve month comparisons, the increases were partially offset by a one-time sale of energy on the spot market that resulted in a $644,000 gain in April 2001. The sale of excess energy on the spot market resulted from a one-month overlap of energy purchase agreements. Effectively all of the increase in electric power costs has been included in the electric supply cost balancing account that, as described below, partially insulates earnings from the effects of the significantly increased power costs, unless recovery of these costs is disallowed. The CPUC approved an overall rate increases on May 24, 2001 and August 23, 2001, respectively, to recover approximately $11.1 million in the aggregate in under-collected power costs incurred prior to March 31, 2001 over a five-year period. An application to increase electric rates by approximately $8.7 million annually were filed with the CPUC on August 17, 2001 to recover the $95 per megawatt contract with Mirant Americas Energy Marketing, LP. SCW intends to continue to file additional Advice Letters to recover the differences between actual wholesale power costs and the costs recovered through previously approved rates. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of costs or additional delays in the recovery of costs during any period in which there has been a substantial escalation in costs. See the sections entitled "Liquidity and Capital Resources", "Regulatory Matters" and "Electric Energy Situation in California" for more information.

      Groundwater production assessments for the three months ended September 30, 2001 increased by 11.4% as compared to the same period in 2000 reflecting an adjustment made in the third quarter of 2000 to previously over-accrued groundwater production assessments; there was no such adjustment in 2001. For the nine and twelve months ended September 30, 2001, groundwater production assessments decreased by 11.6% and 8.5%, respectively, as compared to the same periods in 2000. The decreases incurred principally in SCW's San Gabriel and San Dimas customer service areas due to lower administrative assessments levied against production for the water year ended June 30, 2001.

      A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. The negative entries for the three, nine and twelve months ended September 30, 2001 primarily reflect untimely-recovery of electric power costs discussed previously. At September 30, 2001, Registrant had a net under-collected position of $22.6 million in both its water and electric balancing accounts primarily due to the increases in energy costs. See the sections entitled "Liquidity and Capital Resources", "Regulatory Matters" and "Electric Energy Situation in California" for more information.

      Other operating expenses increased by 1.8%, 3.8% and 1.5% for the three, nine and twelve months ended September 30, 2001, respectively, as compared to the same periods of last year. The increases were primarily due to additional costs related to the inclusion of CCWC.

      Administrative and general expenses increased by 12.0%, 24.0% and 16.5%, respectively, for the three, nine and twelve months ended September 30, 2001 as compared to the same periods ended September 30, 2000 reflecting (i) additional costs and reserves associated with SCW's Bear Valley Electric customer service area in response to the energy situation in California, including possible disallowances of past costs included in the balancing account as well as an adverse settlement with SCW's energy provider, (ii) increased reserves for self-insured worker's compensation liabilities, and (iii) additional costs from CCWC.

      Depreciation expense increased by 22.4%, 19.4% and 19.6%, respectively, for the three, nine and twelve months ended September 30, 2001 reflecting, among other things, the effects of recording approximately $40.1 million in net plant additions at SCW during 2000, depreciation on which began in January 2001, and additional depreciation associated with CCWC's plant. In addition, amortization of goodwill, which represents the difference between the purchase price of the common equity of CCWC and CCWC's book equity at the time of closing, began October 2000. Amortization of this goodwill will cease effective January 1, 2002. However, pursuant to FASB No. 142, Registrant will conduct an annual impairment test. Management believes that adoption of this statement will not have a significant impact on its financial position or results of operation.

      As compared to the three, nine and twelve months ended September 30, 2000, maintenance expense decreased by 20.6%, 17.7% and 20.5%, respectively, due primarily to the implementation of Registrant's CPP in April 2001. Registrant anticipates the maintenance expenditures at SCW will increase significantly in the fourth quarter of 2001 as compared to the fourth quarter of 2000. See the sections entitled "Liquidity and Capital Resources", "Electric Energy Situation in California" and "Regulatory Matters" for more information.

      Taxes on income increased by 7.1%, 13.1% and 19.7%, respectively, as compared to the three, nine and twelve months ended September 30, 2000, due to an increase in pre-tax operating income of 12.8%, 16.5% and 22.5%, respectively, for the comparable periods ended September 30, 2001, offset partially by a lower effective tax rate.

      Other taxes increased by 13.1%, 11.5% and 12.2%, respectively, for the three, nine and twelve months ended September 30, 2001, respectively, as compared to the same periods last year reflecting principally increased property taxes due to higher property valuation assessments, and additional property and payroll taxes at CCWC.

      The loss recorded in other income for the three, nine and twelve months ended September 30, 2001 was due principally to the effects of recording amortization and interest expenses, starting January 2000, on SCW's 500 acre-foot entitlement in the State Water Project, and higher expenses associated with increased non-regulated activities. SCW anticipates signing an agreement during the fourth quarter of 2001 that will shift responsibility for payment of costs related to 350 acre-feet of its entitlement to a non-related third party.

      Interest expense increased by 5%, 11.4% and 11.2%, respectively, for the three, nine and twelve months ended September 30, 2001 as compared to the three, nine and twelve months ended September 30, 2000 due to (i) short-term borrowing, incurred by AWR to fund the acquisition of CCWC, (ii) the issuance of $20 million in long-term debt by SCW in January 2001 and (iii) the inclusion of long-term debt at Registrant's CCWC unit.

LIQUIDITY AND CAPITAL RESOURCES

      AWR funds its operating expenses and pays dividends on its outstanding Common and Preferred Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. On August 16, 2000, AWR issued 1,107,000 Common Shares at $26.125 per share under this Registration Statement. Net proceeds from the offering have been used to fund a portion of the purchase price of CCWC and to invest in additional shares of SCW. As of September 30, 2001, approximately $31,074,000 remained for issuance under this Registration Statement. AWR completed the acquisition of the common stock of CCWC on October 10, 2000 for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt.

      AWR maintains a credit facility with a $25 million aggregate borrowing capacity. At September 30, 2001, $20 million was outstanding under this facility.

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

      Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses, including expenses for purchased power distributed through its Bear Valley Electric customer service area. SCW has experienced increased costs for electric energy, particularly during the fourth quarter of 2000, and continuing throughout 2001. At December 31, 2000, SCW had under-collected its electric power costs by approximately $8.6 million. During the three quarters of 2001, SCW incurred $11.3 million more in purchased power costs than it was authorized to recover in current rates. SCW also has an additional $2.7 million of under-collected supply costs in its water business.

      CPUC approval has been obtained to increase electric rates to recover $11.1 million in under-collected electric power costs over a five-year period. CPUC approval has also been obtained to recover approximately $1,059,000 annually of costs for purchased power for its water ratemaking districts. Applications are pending before the CPUC for additional rate increases to recover under-collected and increased power costs from SCW's electric and water customers. See the sections entitled "Electric Energy Situation in California" and "Regulatory Matters". SCW's under-collected position for purchased power relative to its Bear Valley Electric Service division could reach approximately $23 million by the end of 2001 if the CPUC does not timely authorize recovery of costs associated with the new power purchase agreement. Registrant believes that timely regulatory approval of these applications by the CPUC is necessary to avoid any material adverse impact on SCW's liquidity and financial condition.

      Registrant implemented a Cash Preservation Plan (CPP) in April 2001 to control costs and temporarily to limit capital and maintenance expenditures principally to those projects that are believed necessary to meet public safety and health requirements or otherwise provide for continued service pending CPUC approval of rate increases that will permit SCW to begin recovery of power costs incurred during California's energy crisis. The CPP impacts both the electric and water businesses of SCW. Management anticipates that the CPP, through deferral of capital expenditures alone, could reduce cash expenditures through April 2002 by as much as $20 million. See the sections entitled "Electric Energy Situation in California" and "Regulatory Matters" for more information.

      The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $60 million as of September 30, 2001, of which a total of $18 million was then outstanding. SCW routinely employs short-term bank borrowing as an interim-financing source.

      SCW also relies on external sources, including equity investments from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. In January 2001, SCW issued the remaining $20 million of long-term debt under a Registration Statement filed in 1998 with the proceeds used to reduce then outstanding bank borrowing. SCW anticipates filing, before year-end 2001, a Registration Statement with the SEC for issuance, from time to time, of up to $100 million in debt securities. The net proceeds from the sale of these securities will be used for general public utility purposes as authorized by the CPUC. On March 30, 2001, AWR purchased an additional $25 million equity investment in SCW.

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

      On January 17, 2001, the Governor of the State of California proclaimed a state of emergency in California due to shortages of electricity available to certain of California's utilities (resulting in blackouts), the unanticipated and dramatic increases in electricity prices and the insufficiency of electricity available from certain of California's utilities to prevent disruption of electric service in California. The reasons for the high cost of energy are under investigation but are reported to include, among other things, limited supply caused by a lack of investment in new power plants to meet growth in demand, planned and unplanned outages of power plants, decreased availability of hydroelectric power from the Pacific Northwest due to lower than usual precipitation and higher demand for electricity in the region, transmission line constraints, increased prices for natural gas, the fuel used in many of the power plants serving the region, and an uncertain power market.

      Recently, legislation has been enacted and executive orders issued, designed to encourage and accelerate the construction of additional power plants and the re-powering and updating of existing power plants to increase the supply of electricity in the State. A number of investigations have also been instituted as to the causes of the California energy situation and numerous pieces of legislation have been introduced at the California Legislature to deal with different aspects of the situation. The long-term impact of these legislative initiatives on SCW's Bear Valley Electric (BVE) customer service area is difficult to predict. For the short-term, however, management expects energy costs to remain high and to continue to be volatile.

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

      All electric energy sold by SCW to customers in its BVE customer service area is purchased from others. Historically, SCW purchased electric energy from the Southern California Edison (SCE) unit of Edison International. However, in order to keep electric power costs as low as possible, SCW entered into an energy brokerage contract with Sempra Energy Corporation (Sempra). SCW purchased electric energy for its BVE customer service area from Sempra during the period beginning March 26, 1996 through April 30, 1999. SCW changed energy brokers to Illinova Energy Partners (Illinova) beginning May 1, 1999 through April 30, 2000, and with Dynegy Power Marketing, Inc. (Dynegy) since May 1, 2000, when Dynegy acquired Illinova.

      In May 2000, SCW entered into a one-year, block forward purchase contract with Dynegy for 12 megawatts (MW's) of electric energy for its BVE customer service area at a price of $35.50 per MW hour (MWh). This contract expired April 30, 2001.

      SCW entered into a five-year, block forward purchase contract with Mirant Americas Energy Marketing, LP (Mirant) to supply its BVE customer service area with 15 MW's of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. SCW also finalized an agreement with Pinnacle West Capital Corporation on June 14, 2001 for an additional 8 MW's of electric energy to meet BVE's peak winter demands. The contract provides for pricing of $75 per MWh from November 1, 2001 to March 31, 2002, $48 per MWh from November 1, 2002 to March 31, 2003, and $36 per MWh from November 1, 2003 to March 31, 2004. The average minimum load at SCW's Bear Valley Electric customer service area has been approximately 12 MW's. The average winter load has been 18 MW's with a winter peak of 38 MW's when the snowmaking machines at the ski resorts are operating. Under the terms of a contract with Dynegy that expires on April 30, 2002, Dynegy has agreed to procure electric energy for SCW in excess of the amounts it has purchased under the forward block purchase contracts previously described, to sell excess energy purchased by SCW under the terms of these contracts and to act as scheduling coordinator for SCW. SCW has withheld payment on $3.4 million invoiced by Dynegy for the period December 20, 2000 through February 20, 2001, pending resolution of certain disputes. Most of this amount is included in the electric supply cost balancing account.

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

WATER SUPPLY

      For the three months ended September 30, 2001, SCW supplied a total of 26,962,000 ccf of water as compared to 27,829,000 ccf for the three months ended September 30, 2000. Of the total 26,962,000 ccf of water supplied during the third quarter of 2001, approximately 53.8% came from pumped sources and 43.6% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. The remaining 2.6% of total supply came from the United States Bureau of Reclamation (the Bureau). For the three months ended September 30, 2000, 51.6%, 46.2% and 2.2% was supplied from pumped sources, purchased from MWD and the Bureau, respectively.

      For the nine months ended September 30, 2001, SCW supplied a total of 65,384,000 ccf of water, 58.2% of which came from pumped sources, 40.0% was purchased and the remaining amount was supplied by the Bureau. During the nine months ended September 30, 2000, SCW produced 68,325,000 ccf of water. Of this amount 55.3% came from pumped sources, 43.0% was purchased and the remainder was provided by the Bureau.

      During the twelve months ended September 30, 2001, SCW supplied 84,538,000 ccf of water as compared to 89,289,000 ccf supplied during the twelve months ended September 30, 2000. During the twelve months ended September 30, 2001, pumped sources provided 57.9% of total supply, 40.0% was purchased from MWD and its member agencies. The remaining 2.1% of total supply came from the United States Bureau of Reclamation (the Bureau) under a no-cost contract. For the twelve months ended September 30, 2000, 55.9%, 42.6% and 1.5%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

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

      Registrant's water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. Water year 2001 was California's first dry year following six years of wet to average conditions. Storage in most of the State's major reservoirs was above average at the beginning of the water year, reflecting prior wet conditions. As of September 30, 2001 statewide water storage in reservoirs is 66% of capacity that is 96% of normal for this time of year. The impacts of a dry 2001 were minimized for most other large water systems by generally good storage in reservoirs and groundwater basins. Although overall groundwater conditions remain at adequate levels in most of SCW's operating areas, certain of SCW's groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, have caused increased reliance on purchased water in its supply mix.

      Likewise the Colorado River was in a surplus (wet) condition in water year 2001. The April-July inflow to Lake Powell is forecast to be 5.6 million acre-feet, which is 72% of average. The May 2001 snow pack in the Upper Colorado River basin was 78% of average.

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

      On October 25, 2001, SCW was authorized to collect $488,000 over a two-year period to amortize the under-collection in its San Dimas supply expense balancing account. SCW had an aggregate under-collection of $2.7 million in its water balancing account as of September 30, 2001.

      As of September 30, 2001, SCW had accrued approximately $19.9 million in under-collected purchased power costs included in the electric balancing account. In May 2000, SCW filed an Advice Letter with the CPUC for recovery over a five-year period of approximately $2.4 million in under-collected power costs and removal of a negative amortization authorized by the CPUC in 1997. The CPUC issued a final order on May 24, 2001 authorizing an overall rate increase of 12.5%, with a condition of conducting a subsequent audit on the expenses included in the electric balancing account.

      On August 23, 2001, the CPUC also approved a second Advice Letter filed by SCW on April 9, 2001 seeking recovery, over five years, of an additional under-collection of $8.7 million for energy costs. Rates in SCW's BVE customer service area have increased by approximately 14.8% as a result.

        On May 11, 2001, SCW filed with the CPUC for an additional increase in electric rates to recover energy costs under the purchase agreement with Mirant. SCW subsequently withdrew the Advice Letter and filed an application on August 17, 2001 with the CPUC, along with a motion requesting immediate recovery of these costs, subject to refund after completion of the review process. The CPUC, in the process of reviewing the application, rejected SCW's motion for immediate recovery. The application, if approved, will result in an additional electric rate increase of approximately 50%. SCW expects to continue to file additional Advice Letters to recover differences between actual electric power costs and amounts recovered through electric rates. SCW believes that timely regulatory actions to authorize SCW to recover its past and future power costs are necessary to avoid any material adverse effect on SCW's liquidity and financial condition. The schedule agreed to by the parties in this proceeding is abbreviated from the normal time frame in order to address this situation as expeditiously as possible. A final decision in this matter is expected during the second quarter of 2002, although management is unable to predict when or if the CPUC will authorize recovery of any or all of the costs related to the contracts. See the sections entitled "Liquidity and Capital Resources" and "Electric Energy Situation in California" for more information.

      In March 2001, the CPUC approved SCW's filing for recovery of increased costs of electric power incurred to pump water for its water customers. In April 2001, SCW filed additional Advice Letters by ratemaking areas to increase water rates by approximately $2.3 million company-wide to recover additional electric base rate increases, authorized recently by the CPUC for the Southern California Edison Company and the Pacific Gas and Electric Company. On October 25, 2001, the CPUC approved an increase of $297,000 in rates for SCW's Claremont CSA to collect the electric base rate increases. The remaining Advice Letters are scheduled to be on Commission's agenda on November 8, 2001. CPUC staff has drafted a proposed resolution, also on November 8, 2001 agenda, that would limit SCW's ability to timely recover increased supply costs from its water customers. In essence, SCW would not be entitled to recover any deferred costs unless SCW was earning less than its authorized rate of return or otherwise filed for recovery of deferred supply costs in a general rate case application. SCW intends to vigorously oppose the proposed decision and does not expect that approval of this proposal would have a material impact in its results of operation or liquidity due to the balancing account mechanism. See the section entitled "Electric Energy Situation in California" for more information.

      Hearings before the CPUC have concluded on SCW's application to include an additional $1.6 million in rate base for a water treatment facility in SCW's Clearlake service area. In 1993, the CPUC disallowed the entire $1.6 million and Registrant wrote off the entire amount. A draft decision issued on March 30, 2001 by the CPUC allows SCW to include $500,000 of the $1.6 million in the regulated rate base. An alternate draft decision issued by one of the CPUC Commissioners proposes to deny the application. An administrative Law Judge subsequently reopened the proceeding in August 2001. A final order is not anticipated until the second quarter of 2002.

      On April 22, 1999, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of costs associated with its participation in the Coastal Aqueduct Extension of the State Water Project
(SWP). SCW's participation in the SWP commits it to a 40-year entitlement. SCW's investment of approximately $9.5 million in SWP is currently included in Other Property and Investments. The remaining balance of the related liability of approximately $7 million is recorded as other long-term debt. SCW intends to recover its investment in SWP either through contributions from developers on a per-lot or other basis, or from the sale of its 500 acre-foot entitlement in SWP. In October 2001, SCW entered into an agreement with a developer, which obligates the developer to make payments to SCW in exchange for SCW's reservation and dedication of up to 350 acre-feet per year of the SWP entitlement. SCW believes that its full investment and on-going costs associated with its ownership will be fully recovered.

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

      On January 26, 2001, the CPUC Staff, SCW and Peerless Water Co., a privately owned water company in Bellflower, California, signed a Settlement Agreement, which recommends approval of the proposed acquisition by SCW of Peerless. A proposed decision issued on October 5, 2001 by the Administrative Law Judge denied the transaction based on findings that it was not in the public interest. The final CPUC decision is anticipated in the fourth quarter of 2001. SCW intends to vigorously oppose the proposed decision.

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

      The 1996 SDWA amendments allow the EPA for the first time to base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The EPA must base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that involve the setting of maximum contaminant levels (MCL's), the EPA must use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk-reduction benefits and costs for each such MCL.

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

      Proposed Enhanced Surface Water Treatment Rule

      On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule (ESWTR), which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPA's Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA has adopted an Interim ESWTR applicable only to systems serving greater than 10,000 persons. On April 10, 2000, EPA published the proposed Long Term 1 Enhanced Surface Water Treatment Rule and Filter Backwash Rule (LT1FBR) in the Federal Register. This proposed rule will apply to each of SCW's five surface water treatment plants and the CCWC's surface water treatment plant. It basically extends the requirements of the ESWTR to systems serving less than 10,000 persons and will require some systems to institute changes to the return of recycled filter backwash flows within the treatment process to reduce the effects of recycled water on compromising microbial control. Registrant is presently unable to predict the ultimate impact of the LT1FBR, but it is anticipated that all five SCW's plants and the CCWC's plant will achieve compliance within the three year to five-year time frames identified by EPA.

      Regulation of Disinfection/Disinfection By-Products

      SCW and CCWC are also subject to the new regulations concerning disinfection/disinfection by-products (DBP's), Stage I of which regulations were effective in November 1998 with full compliance required by 2002. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. Two of SCW's systems are immediately impacted by this rule. SCW implemented modifications to the treatment process in its Bay Point and Cordova systems. It is anticipated that both systems will be in full compliance by 2001. A third SCW plant will require treatment modifications in order to comply with this rule. SCW is preparing to conduct studies in Calipatria to determine the best treatment methods to comply with this rule.

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

      Ground Water Rule

      On May 10, 2000, the EPA published the proposed Ground Water Rule (GWR), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule will apply to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems, source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifer or have detected fecal indicators within the system's distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. The GWR is scheduled to be issued as a final regulation in 2002. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, SCW and CCWC do not believe that such regulations will impose significant compliance costs, since they already currently engage in disinfection of their groundwater systems.

      Regulation of Radon and Arsenic

      The regulation on arsenic was published in January 2001 with a new federal standard of 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in SCW's system and three wells in CCWC's system. However, the EPA subsequently withdrew the pending arsenic standard for a sixty-day review to seek independent reviews of both the science behind the standard and of the cost estimates to communities of implementing the rule. On October 31, 2001, EPA announced that the arsenic standard in drinking water will be 10 parts per ppb. The effective date for utilities to comply with the standard will be January 2006. It is still not clear what will happen between now and the current effective date of the arsenic regulation of February 22, 2002. No further actions by EPA would simply make this regulation become effective as of that date.

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

      In February 1998, SCW was informed that nitrosodimethylamine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Rancho-Cordova system. The wells have been removed from service. Another well was also removed from service in September 1999 due to the contamination. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet-General Corp. Aerojet-General Corp. has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW's Rancho-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of two new wells. As of September 30, 2001, Aerojet-General Corp. has previously reimbursed SCW $4.5 million of the approximately $15 million in costs SCW has incurred. The remainder of the costs is subject to further reimbursement, including interest. Reimbursements received from Aerojet-General Corp. will reduce SCW's utility plant and costs of purchased water.

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

SECURITY ISSUES

      Since the tragic events of September 11, 2001, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. Registrant has implemented a number of steps to address this concern, including the engagement of a security firm to develop further protection measures. Although Registrant has not experienced any material increase in costs related to these measures, management is unable to predict what, if any, additional measures will be implemented and what such measures may cost. Registrant will address its concerns regarding recovery of significant costs with the CPUC and the ACC, although management is unable to predict if these regulatory bodies will authorize recovery of any or all of these costs.

RISK FACTORS

      You should carefully read the risks described below and other information in this Form 10-Q in order to understand certain of the risks of our business.

      OUR LIQUIDITY, AND IN CERTAIN CIRCUMSTANCES, EARNINGS, COULD BE ADVERSELY AFFECTED BY THE INCREASE IN ELECTRICITY PRICES IN CALIFORNIA.

      Under California law, we are permitted to file for a rate increase to recover electric power costs not being recovered in current rates. Increases in electric power costs generally have no direct impact on profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. Electric power costs have increased substantially in California since April 2000. As of September 30, 2001, SCW had accrued $19.9 million in unrecovered power costs in its water and electric balancing accounts

      We have been funding these power costs from our short-term borrowing facilities. In addition, in April 2001, the Company implemented a Cash Preservation Plan to control costs and temporarily to limit capital and maintenance expenditures. SCW has filed Advice Letters to recover the under-collection of power costs in its water and electric balancing accounts and intends to continue to do so until such time as its actual power costs are being fully recovered in rates. However, due to the nature of the regulatory process, there is a risk of disallowance of full recovery of supply costs during any period in which there has been a substantial run-up in these costs. Any material disallowance of purchased power costs could have a material adverse impact on cash flow and earnings. In addition, we believe that timely action by the CPUC to authorize the recovery of these costs is necessary to avoid a material adverse effect on SCW's financial condition. Delays in obtaining regulatory approval or disallowance of recovery of costs could also affect SCW's ability to pay dividends to AWR. AWR's ability to pay dividends on its Common Shares is dependent upon the payment of dividends by SCW.

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

      SIGNIFICANT CLAIMS HAVE BEEN ASSERTED AGAINST US IN WATER QUALITY LITIGATION.

SCW has been sued in nineteen water quality related lawsuits alleging personal injury and property damage as a result of the delivery of water that was allegedly contaminated involving multiple plaintiffs and defendants. Sixteen of the lawsuits involve plaintiffs who receive water from the San Gabriel Basin in Los Angeles County. The other lawsuits involve plaintiffs in Sacramento County. On September 1, 1999, the First District Court of Appeal in San Francisco held that the CPUC had preemptive jurisdiction over regulated utilities and ordered dismissal of a series of these lawsuits, including seven of the lawsuits against SCW. On October 1, 1999, one group of plaintiffs appealed this decision to the California Supreme Court, which has accepted the petition. A hearing date before the California Supreme Court is scheduled on November 7, 2001 in Sacramento. The lawsuits not involved in the appeal are currently inactive pending the decision of the California Supreme Court.

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

      If the California Supreme Court upholds the dismissal of the lawsuits, it is not known whether the plaintiffs will seek recourse through new legislation, or through the CPUC, and what effect if any, this may have on us. If the California Supreme Court permits these lawsuits to proceed, the lawsuits will be tried on the merits.

      The CPUC has authorized a memorandum account for legal expenses incurred by water utilities, including SCW, in the water quality lawsuits. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of September 30, 2001, SCW had incurred $888,700 in this memorandum account.

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

      ENVIRONMENTAL REGULATION HAS INCREASED, AND IS EXPECTED TO CONTINUE TO INCREASE, OUR OPERATING COSTS.

      SCW and CCWC are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

      - The 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to maximum contaminant levels

      - Approved regulations requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations will affect SCW's five surface water treatment plants and one CCWC plant

      - Additional regulation of disinfection/disinfection byproducts expected to be adopted before the end of 2002; these regulations will potentially affect two of SCW's systems

      - Additional regulations expected to be adopted in 2001 requiring disinfection of certain groundwater systems

      -     Currently pending regulation of arsenic and radon

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

      OUR EARNINGS ARE GREATLY AFFECTED BY WEATHER DURING DIFFERENT SEASONS.

      The demand for water and electricity varies by season. Therefore, the results of operations for one period may not indicate results to be expected in another period. For instance, most water consumption occurs during the third quarter of each year when weather tends to be hot and dry. On warm days, use of water by residential and commercial customers may be significantly greater than on cold days because of the increased use of water for outdoor landscaping. Likewise the demand for electricity in our Big Bear service area is greatly affected by winter snows. An increase in winter snows reduces the use of snow making machines at ski resorts in the Big Bear area and, as a result reduces electric revenues.

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

      OUR BUSINESS REQUIRES SIGNIFICANT CAPITAL EXPENDITURES.

      The utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. During calendar years 2000, 1999 and 1998, we spent $45,786,000, $51,578,000 and $45,269,000, respectively, for these purposes. Our budgeted capital expenditures for calendar year 2001 for these purposes are approximately $50,400,000. Actual expenditures for 2001 are expected to be lower because of the cash preservation plan adopted by the Company to conserve cash temporarily during the electric energy crisis.

      We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which must be repaid). We also periodically borrow money or issue equity for these purposes. We maintain bank lines of credit that we can use for these purposes. We cannot assure you that these sources will continue to be adequate or that the costs of funds will remain at levels permitting us to remain profitable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk. The disclosure required is, therefore, not applicable.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      SCW is a defendant in nineteen lawsuits involving claims pertaining to water quality. Sixteen of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of the State of California; three of the lawsuits involve a customer service area located in Sacramento County in northern California.

On September 1, 1999, the First District Court of Appeal in San Francisco, in a published opinion entitled Hartwell Corporation v. The Superior Court of Ventura County (Hartwell), held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of lawsuits pertaining to water quality filed against water utilities, including SCW. Seven lawsuits against SCW have been ordered for dismissal by the state Court of Appeals -- the Adler (Case No. 1), Santamaria (Case No. 2), Anderson (Case No. 3), Dominguez (Case No. 4), Celi (Case No. 5), Boswell (Case No. 6), and Demciuc (Case No. 7) Matters. On October 11, 1999, one group of plaintiffs appealed to the California Supreme Court, which has accepted the case. A hearing date before the California Supreme Court on the Hartwell cases is scheduled on November 7, 2001 in Sacramento. Management is unable to predict the outcome of this proceeding but, in any event, does not anticipate a decision prior to the fourth quarter of 2001.

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

      In May 2001, SCW was named a defendant in the matter of Jennifer V. Williams and Lee Wright, et al. v. City of Pomona, et al. (Case No. 19) that was filed in Los Angeles Superior Court which seeks recovery for negligence, strict products liability, continuing trespass, permanent trespass, continuing nuisance, permanent nuisance, negligence per se, absolute liability for ultrahazardous activity, fraudulent concealment, civil conspiracy/fraudulent concealment, battery and unfair business practices on behalf of plaintiffs (the
J. Williams Matter). Plaintiffs seek damages, including general and special damages according to proof, punitive and exemplary damages, as well as attorney's fees, costs of suit and other unspecified relief. Management is unable to predict the outcome of this proceeding.

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

      The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW recover any of its litigation costs. As of September 30, 2001, SCW had incurred a net of $888,700 in this memorandum account. Management believes that these expenses will be fully recovered but is unable to predict when, or if, the CPUC will authorize recovery of all or any of the costs.

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

      The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting these cases from customers, less any recovery from the defendants or others. As of September 30, 2001, approximately $5,313,500 has been recorded in the memorandum accounts. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1,800,000, in expenses that were incurred on or before August 31, 2000. SCW will continue to file additional Advice Letters to recover the remaining costs. Management believes these costs are recoverable but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

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

      SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW's Bear Valley Electric Service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, quantum meruit and common counts. Registrant has discussed various settlement options with Edison regarding this matter. However, management cannot predict the likely outcome of either the negotiations or the lawsuits.

      Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject, which are believed to be material.

ITEM 2. CHANGES IN SECURITIES

      As of September 30, 2001, earned surplus amounted to $75,027,000. As of September 30, 2001, there were no retained earnings restricted, under any of SCW's debt instruments, as to the payment of cash dividends on Common Shares. Delays in obtaining approval of the CPUC for recovery of energy costs in rates or disallowance of the recovery of such costs could affect SCW's ability to pay dividends to AWR. AWR's ability to pay dividends on its Common Shares is dependent upon the payment of dividends from SCW. CCWC is subject to contractual restrictions on its ability to pay dividends.

      There are 493,039 and 63,411 Common Shares authorized but un-issued under the DRP and the 401(k) Plan, respectively, at September 30, 2001. Shares reserved for the 401(k) Plan are in relation to company matching contributions and for investment purposes by participants.

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

ITEM 5. OTHER INFORMATION

      On October 30, 2001, the Board of Directors of Registrant declared a regular quarterly dividend of $0.325 per common share. The dividend will be paid December 1, 2001 to shareholders of record as of the close of business on November 6, 2001. In other actions, the Board of Directors declared regular quarterly dividends of $0.25 per share, $0.265625 per share and $0.3125 per share on its 4%, 4-1/4% and 5% Cumulative Preferred Shares, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      There are no Exhibits during the period covered by the report.

      Registrant filed a Form 8-K with the Securities and Exchange Commission on May 25, 2001, disclosing the CPUC order to increase rates at the Bear Valley Electric customer service area to recover $2.4 million in deferred electric power costs over a five-year period. Included as an exhibit to the form 8-K was the press release issued by Registrant on May 25, 2001 for the announcement.

      Registrant filed another Form 8-K with the Securities and Exchange Commission on August 24, 2001, which disclosed that the CPUC authorized an increase in rates at the Bear Valley Electric customer service area to recover $8.7 million in deferred electric power costs over a five-year period. Included as an exhibit to the form 8-K was the press release issued by Registrant on August 23, 2001 for the announcement.

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


                                        AMERICAN STATES WATER COMPANY
                                        and its subsidiary
                                        SOUTHERN CALIFORNIA WATER COMPANY


                                        By: /s/ McClellan Harris III
                                            ------------------------------------
                                            McClellan Harris III
                                            Vice President-Finance,
                                            Chief Financial Officer,
                                            Treasurer and Secretary


                                        By: /s/ Linda J. Matlick
                                            ------------------------------------
                                            Linda J. Matlick
                                            Controller
                                            Southern California Water Company



Dated: November 5, 2001