Form 10-K
period 2001-12-31
AMERICAN STATES WATER CO
filed 2002-03-05
CIK 1056903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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


          Securities registered pursuant to Section 12(b) of the Act:

     AMERICAN STATES WATER COMPANY
   COMMON SHARES, $2.50 STATED VALUE                  NEW YORK STOCK EXCHANGE
-----------------------------------------  -----------------------------------------------
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

The aggregate market value of the total voting stock held by non-affiliates of American States Water Company was approximately $345,539,000 on March 1, 2002. The closing price per Common Share on that date, as quoted in the Western Edition of The Wall Street Journal, was $34.35. Voting Preferred Shares of American States Water Company, for which there is no established market, were valued on March 1, 2002 at $1,972,000 based on a yield of 4.16%. As of March 1, 2002, the number of Common Shares of American States Water Company, $2.50 Stated Value, outstanding was 10,079,629. As of that same date, American States Water Company owned all 100 outstanding Common Shares of Southern California Water Company.

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

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                                    FORM 10-K

                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I

Item 1:  Business                                                                    1
Item 2:  Properties                                                                  1 - 2
Item 3:  Legal Proceedings                                                           3 - 4
Item 4:  Submission of Matters to a Vote of Security Holders                         5

PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters       5 - 6
Item 6:  Selected Financial Data                                                     6
Item 7:  Management's Discussion and Analysis of Financial Conditions and
         Results of Operation                                                        6 - 26
Item 7A: Quantitative and Qualitative Disclosures About Market Risk                 26
Item 8:  Financial Statements and Supplementary Data                                27 - 53
Item 9:  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                       54

PART III

Item 10: Directors and Executive Officers of Registrant                             54
Item 11: Executive Compensation                                                     54
Item 12: Security Ownership of Certain Beneficial Owners and Management             54
Item 13: Certain Relationships and Related Transactions                             54

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K            54 - 61
         Signature(s)                                                               62

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

GENERAL

        AWR, incorporated in 1998, is engaged in the business of holding, for investment, the stock primarily of utility companies. AWR's principal investment is the stock of SCW. SCW is a California public utility company engaged 31, 2001, compared with 11,063 customers at December 31, 2000. ASUS has approximately 90,000 accounts under contract.

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

EMPLOYEE RELATIONS

        SCW had 481 employees as of December 31, 2001 as compared to 489 at December 31, 2000. Seventeen positions in SCW's Bear Valley Electric customer service area are covered by a collective bargaining agreement, which expires in 2002, with the International Brotherhood of Electrical Workers. Fifty-six positions in SCW's Region II ratemaking district are covered by a collective bargaining agreement, which expires in 2004, with the Utility Workers of America. SCW has no other unionized employees.

        CCWC had 11 employees as of December 31, 2001, all of whom are non-unionized.

ITEM 2 - PROPERTIES

FRANCHISES AND CONDEMNATION OF PROPERTIES

        SCW holds certificates of public convenience and necessity granted by the CPUC in each of the ratemaking districts it serves. CCWC holds certificates of public convenience and necessity granted by the ACC for the areas in which it serves. CCWC's certificates and similar rights are subject to alteration, suspension or repeal by the respective governmental authorities having jurisdiction. Both SCW and CCWC hold franchises, easements and rights of way pursuant to the terms of agreements that must periodically be renewed. These agreements are also subject to suspension or termination in certain circumstances if SCW or CCWC, as applicable, violate the terms of these agreements.

        The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through the power of eminent domain, also known as condemnation. Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area.

ELECTRIC PROPERTIES

        SCW's electric properties are all located in the Big Bear area of San Bernardino County in California. As of December 31, 2001, SCW operated 28.7 miles of overhead 34.5 kv transmission lines, 0.6 miles of underground 34.5 kv transmission lines, 173.6 miles of 4.16 kv or 2.4 kv distribution lines, 42.3 miles of underground cable and 14 sub-stations. Neither AWR nor any of its subsidiaries own electric generating plants.

OFFICE BUILDINGS

        Registrant's general offices are housed in a single-story office building located in San Dimas, California. The land and the building are owned by SCW. SCW also owns and occupies certain facilities housing regional, district and customer service offices while other such facilities are housed in leased premises. CCWC owns its primary office space.

WATER PROPERTIES

        As of December 31, 2001, SCW's physical properties consisted of water transmission and distribution systems which included 2,719 miles of pipeline together with services, meters and fire hydrants and approximately 430 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including five surface water treatment plants.

        As of December 31, 2001, SCW owned 280 wells. Certain wells have been removed from service due to water quality problems. For further information, see the section entitled "Environmental Matters" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation. All wells are equipped with pumps with an aggregate capacity of approximately 203 million gallons per day. SCW has 57 connections to the water distribution facilities of the Metropolitan Water District of Southern California (MWD) and other municipal water agencies. SCW's storage reservoirs and tanks have an aggregate capacity of approximately 103 million gallons. SCW owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of SCW for each of its water ratemaking districts:

                         Pumps                  Distribution Facilities              Reservoirs
                    ----------------       ---------------------------------     ----------------
    District         Well    Booster         Mains      Services    Hydrants     Tanks   Capacity
-------------       -----    -------       ---------    --------    --------     -----   --------
Arden Cordova          27         15         485,152      14,106       1,196        3      4,000
Barstow                23         36         873,311       8,449       1,013       14      8,025
Bay Point               3         12         161,504       4,900         343        7      4,046
Calipatria              0          8         139,180       1,164          84        8     13,241
Claremont              24         32         714,370      10,663       1,185       15      8,082
Clearlake               0         13         194,298       2,087          75        4        883
Desert                 17         20         760,707       3,278         590       11      1,475
Los Osos               11          9         201,528       3,204         169        8      1,422
Metro                  71         75       4,926,733      98,816       8,005       32     23,940
Ojai                    5         12         235,073       2,789         350        5      1,494
Orange                 30         36       2,226,961      41,308       4,606       15     11,900
San Dimas              11         38       1,197,744      15,809         870       15     10,149
San Gabriel            18          8         549,437      11,813         791        3      1,520
Santa Maria            31         24         961,368      12,776         778        8      3,076
Simi                    2         23         512,167      13,063         890        8      8,250
Wrightwood              7          5         217,263       2,574          81        7      1,546
                      ---        ---      ----------     -------      ------      ---    -------
Total                 280        366      14,356,796     246,799      21,026      163    103,049

Capacity is measured in thousands of gallons. Mains are in feet.

        As of December 31, 2001, CCWC's physical properties consisted of water transmission and distribution systems, which included 180 miles of pipeline, together with services, meters, fire hydrants, wells, reservoirs with a combined storage capacity of 7.05 million gallons and other water utility facilities including a surface water treatment plant, which treats water from the Central Arizona Project (CAP).

MORTGAGE AND OTHER LIENS

        As of December 31, 2001, SCW had no mortgage debt outstanding, and its properties were free of any encumbrances or liens securing indebtedness.

        As of December 31, 2001, substantially all of the utility plant of CCWC was pledged to secure its Industrial Development Authority Bonds. The Bond Agreement, among other things, restricts CCWC's ability to incur debt and make liens, sell, lease or dispose of assets, or merge with another corporation, and pay dividends.

        As of December 31, 2001, neither AWR nor ASUS had any mortgage debt or liens securing indebtedness outstanding.

ITEM 3 - LEGAL PROCEEDINGS

WATER QUALITY-RELATED LITIGATION

     SCW is a defendant in twenty lawsuits involving claims pertaining to water quality. Seventeen of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of the State of California that have been filed in Los Angeles Superior Court: Adler v. Southern California Water Company, et al., Case No. BC169892, Santamaria v. Suburban Water Systems, et al., Case No. CIV180894, Georgianna v. Dominguez et al. v. Southern California Water Company, et al., Case No. G021657, Anderson, et al. v. Suburban Water Company, et al., Case No. KC028524, Abarca, et al. v. City of Pomona, et al., Case No. K027795, Celi, et al. v. San Gabriel Valley Water Company, Case No. GC020622, Boswell et al. v. Suburban Water Systems, et al., Case No. KC027318, Demciuc et al. v. Suburban Water Systems, et al., Case No. C028732, Adejare, et al. v. Southern California Water Company, Case No. KC031096, Almelia Brooks, et al. v. Suburban Water System, et al., Case No. KC032915, Lori Alexander, et al. v. Suburban Water Systems, et al., Case No. KC031130, David Arnold, et al. v. City of Pomona, et al., Case No. KC034636, Gilda Ambrose-Dubre, et al. v. City of Pomona, et al., Case No. KC032906, Melissa Garrity Alvarado, et al. v. Suburban Water Systems et al., Case No. KC034953 , Charles Alexander, et al. v. City of Pomona, et al., Case No KC035526, Criner, et al. v. San Gabriel Valley Water Company, et al., Case No. GC021658, and Donerson, et al. v. City of Pomona, et al., Case No. KC035987. The lawsuits filed in Los Angeles County Superior Court are based on the allegations that SCW and the other defendants have provided and continue to provide plaintiffs with contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site, that the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil and surrounding air with trichloroethylene ("TCE"), perchloroethene ("PCE"), carbon tetrachloride and other solvents and that plaintiffs have been injured and their property damaged as a result. Three of the lawsuits involve a customer service area located in Sacramento County in northern California that have been filed in Sacramento County Superior Court: Nathaniel Allen, Jr. v. Aerojet-General Corporation, et al., Case No. 97AS06295, Daphne Adams, et al. v. Aerojet-General Corporation, et al., Case No. 98AS01025, and Wallace Andrew Pennington et al. v. Aerojet-General Corporation, et al., Case No. 00AS02622. The lawsuits filed in Sacramento County Superior Court are based on the allegations that SCW and other defendants have delivered water to plaintiffs that is contaminated with a number of chemicals, including, TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other unnamed chemicals and that plaintiffs have been injured and their property damaged as a result.

        On September 1, 1999, the Court of Appeals in San Francisco held that the CPUC had preemptive jurisdiction over regulated public utilities with respect to water quality matters and ordered dismissal of a series of these lawsuits. On October 11, 1999, one group of plaintiffs appealed this decision to the California Supreme Court. On February 4, 2002, the California Supreme Court concluded that (i) the CPUC had preemptive jurisdiction over claims seeking injunctive relief and claims based on the theory that a public utility regulated by the CPUC provided unsafe drinking water even though it had complied with federal and state drinking water standards, but (ii) the CPUC did not have preemptive jurisdiction over damage claims based on allegations of violations of federal and state drinking water standards by public utilities regulated by the CPUC. As a result, damage claims based on allegations of violations of federal and state drinking water standards may proceed while the other claims must be dismissed.

        In light of the breadth of plaintiffs' claims, the lack of factual information regarding plaintiff's claims and injuries, if any, the impact of the California Supreme Court decision on plaintiffs' claims and the fact that no discovery has yet been completed, SCW is unable at this time to determine what, if any, potential liability it may have with respect to these claims. Based upon the information currently available to it, Registrant believes that these claims are without merit and intends to vigorously defend these claims.

        SCW is subject to self-insured retention provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. SCW's various insurance carriers have, to date, provided reimbursement for costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights.

ORDER INSTITUTING INVESTIGATION (OII)

        In March 1998, the CPUC issued an OII to regulated water utilities in the state of California, including SCW. The purpose of the OII was to determine whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies were being uniformly complied with by those water utilities. On November 2, 2000, a final decision from the CPUC concluded that the Commission has the jurisdiction to regulate the service of water utilities with respect to the health and safety of that service; that the California

Department of Health Services' requirements governing drinking water quality adequately protect the public health and safety; and that regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements.

        The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of December 31, 2001, SCW had recorded a net of $888,700 in this memorandum account. Management believes that these expenses will be fully recovered but is unable to predict when, or if, the CPUC will authorize recovery of all or any of the costs.

OTHER WATER QUALITY LITIGATION

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

        In a separate case, also filed on October 25, 1999, SCW sued Aerojet-General Corporation (Aerojet) for causing the contamination of the Sacramento County Groundwater Basin. On March 22, 2000, Aerojet filed a cross complaint against SCW for negligence and constituting a public nuisance. Registrant is unable to determine at this time what, if any, potential liability it may have with respect to the cross complaint, but intends to vigorously defend itself against these allegations. Management cannot predict the likely outcome of these proceedings.

        The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting the suits filed against CRWQCB and Aerojet from customers, less any recovery from the defendants or others. As of December 31, 2001, approximately $6,640,000 has been recorded in the memorandum accounts. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1,800,000, in expenses that were incurred on or before August 31, 2000. SCW will continue to file additional Advice Letters to recover the remaining costs. Management believes these costs are recoverable but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

        On April 25, 2001, Registrant filed a lawsuit against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure. MTBE contaminated water existing in areas of the basin from which SCW has pumped water through its Charnock Well Field. As a result, SCW ceased operation of its Charnock Well Field in October 1996. Registrant has reached an agreement in this matter that assigns the prosecution of litigation against the potentially responsible parties to the City of Santa Monica, California (Santa Monica). As part of the agreement and in exchange for an assignment payment, Santa Monica will prosecute the case against the potentially responsible parties. Registrant expects that Santa Monica will sign the agreement by the end of the first quarter of 2002.

ELECTRIC SERVICE LITIGATION

        SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW's Bear Valley Electric Service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. Registrant has discussed various settlement options with Edison regarding this matter. However, management cannot predict the likely outcome of this matter.

OTHER LITIGATION

        Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject, which are believed to be material. For further information, see Note 8 to the "Notes to Financial Statements in Part II, Item 8 in Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION RELATING TO COMMON SHARES -

        Common Shares of American States Water Company are traded on the New York Stock Exchange (NYSE) under the symbol AWR. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years were:

                                             STOCK PRICES
                                        ----------------------
                                          HIGH           LOW
                                        --------       --------
                   2001
                First Quarter           $ 37.38        $ 28.75
                Second Quarter            34.00          28.50
                Third Quarter             39.60          32.40
                Fourth Quarter            38.00          32.20

                   2000
                First Quarter           $ 36.25        $ 26.00
                Second Quarter            32.25          27.81
                Third Quarter             31.75          25.00
                Fourth Quarter            37.94          29.19


APPROXIMATE NUMBER OF HOLDERS OF COMMON SHARES -

        As of February 22, 2002, there were 3,404 holders of record of Common Shares of American States Water Company. AWR owns all of the authorized and outstanding Common Shares of SCW, CCWC and ASUS.

FREQUENCY AND AMOUNT OF ANY DIVIDENDS DECLARED AND DIVIDEND RESTRICTIONS

        For the last three years, Registrant has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company for the last two years:

                                       2001       2000
                                     -------    --------
                First Quarter        $ 0.325    $  0.320
                Second Quarter         0.325       0.320
                Third Quarter          0.325       0.320
                Fourth Quarter         0.325       0.325
                                     -------    --------
                Total                $ 1.300    $  1.285


        Neither AWR nor ASUS is subject to any contractual restriction on its ability to pay dividends. SCW's maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock.

        The ability of AWR, ASUS and SCW to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $74.5 million, $0 and $72.7 million of retained earnings, respectively, for AWR, ASUS and SCW was available to pay dividends to Common Shareholders at December 31, 2001.

        CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC's maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $3.2 million was available to pay dividends to Common Shareholders at December 31, 2001.

        For the year ended December 31, 2001, AWR paid $13.2 million in common and preferred dividends to shareholders. For the year ended December 30, 2000. AWR paid $12.3 million in common and preferred dividends to shareholders.

ITEM 6. SELECTED FINANCIAL DATA

(in  thousands, except per share amounts
and ratios)                                     2001       2000        1999       1998        1997
                                              --------   --------    --------   --------    --------
INCOME STATEMENT INFORMATION

Total Operating Revenues                      $197,514   $183,960    $173,421   $148,060    $153,755
Total Operating Expenses                       160,822    151,653     144,907    122,999     130,297
Operating Income                                36,692     32,307      28,514     25,061      23,458
Other Income (Loss)                              (510)       (99)         532        769         758
Interest Charges                                15,735     14,122      12,945     11,207      10,157
Net Income                                      20,447     18,086      16,101     14,623      14,059
Preferred Dividends                                 84         86          88         90          92
Earnings Available for Common Shareholders     $20,363    $18,000     $16,013    $14,533     $13,967
Basic Earnings per Common Share                  $2.02      $1.92       $1.79      $1.62       $1.56
Dividends Declared per Common Share              $1.30      $1.29       $1.28      $1.26       $1.25
Average Shares Outstanding                      10,080      9,380       8,958      8,858       8,957
Average Number of Diluted Shares
Outstanding                                     10,171      9,411         N/A        N/A         N/A
Fully Diluted Earnings per Common Share          $2.00      $1.91         N/A        N/A         N/A

BALANCE SHEET INFORMATION

Total Assets                                  $683,764   $616,646    $533,181   $484,671    $457,074
Common Shareholders' Equity                    199,982    192,723     158,846    154,299     151,053
Long-Term Debt                                 245,692    176,452     167,363    120,809     115,286
Preferred Shares-Not Subject to Mandatory        1,600      1,600       1,600      1,600       1,600
Preferred Shares-Mandatory Redemption              280        320         360        400         440
Total Capitalization                          $447,554   $371,095    $328,169   $277,108    $268,379
Book Value per Common Share                     $19.84     $19.12      $17.73     $17.23      $16.86

OTHER INFORMATION

Ratio of Earnings to Fixed Charges               3.26x      3.35x       3.27x      3.21x       3.35x
Ratio of Earnings to Total Fixed Charges         3.23x      3.31x       3.23x      3.17x       3.30x
Return on Average Common Equity                  10.4%      10.5%       10.2%       9.6%        9.5%
Earnings Before Interest and Taxes             $51,561    $47,335     $42,391    $35,960     $34,046
Earnings Before Interest, Taxes,
Depreciation and Amortization                  $69,512    $62,674     $56,041    $48,498     $44,998


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Unless specifically noted, the following discussion and analysis provides information on AWR's consolidated operations and assets. For the twelve months ended December 31, 2001, there is generally no material difference between the consolidated operations and assets of AWR and the operations and assets of SCW. However, where necessary, the following discussion and analysis includes references specific to AWR's other subsidiaries - CCWC and ASUS.

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

RESULTS OF OPERATIONS

        YEARS ENDED DECEMBER 31, 2001 AND 2000

        Basic earnings per common share in 2001 increased by 5.2% to $2.02 per share as compared to $1.92 per share for the comparable period of 2000. The increases in the recorded results primarily reflect the impact of various rate increases authorized by the Public Utilities Commission of the State of California (CPUC) for SCW, additional revenues generated by CCWC since the acquisition in October 2000, improvement in operating margins and, to some extent Registrant's Cash Preservation Plan (CPP) discussed below. For the year ended December 31, 2001, fully diluted earnings were $2.00 per share as compared to $1.91 per share for the comparable period of 2000. For further information, see the section entitled "Liquidity and Capital Resources" included in Part II,
Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Water operating revenues increased by 7.5% in 2001 to $181.5 million from the $168.8 million reported in 2000 due to increases in water rates authorized by the CPUC, and an additional $6.3 million in revenues generated by CCWC. New rates, representing an annualized increase of $3.1 million, in the customer service areas that comprise SCW's Region I were implemented during 2001. Rate increases, representing an annualized increase of $2.9 million, for SCW's Region II and rate increases for SCW's Region III, representing an annualized increase of $3.9 million, were also implemented at various times during 2001. The additional revenues generated by rate increases were partially offset by a 3.4% reduction in water sales throughout most of SCW's customer service areas in 2001 due to relatively mild weather. For further information, see the section entitled "Regulatory Matters" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Electric revenues increased by 6.3% to $15.3 million in 2001 as compared to $14.4 million in 2000. The increases reflected a rate increase of 12.5% effective May 24, 2001 and an additional 14.8% increase effective August 23, 2001 authorized by the CPUC to recover previously under-collected energy costs. The increases were partially offset by a decrease of 5.3% in kilowatt-hour consumption, primarily due to heavier winter snows experienced in SCW's service area in 2001, which decreased the use of snow making machines at ski resorts in the area. For further information, see the sections entitled "Regulatory Matters" and "Electric Energy Situation in California" in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Purchased water costs in 2001 decreased by 9.6% to $37.6 million as compared to $41.6 million in 2000 reflecting a decrease in purchased water volume resulting from both lower sales and less purchased water in Registrant's supply mix, as well as refunds received from Registrant's wholesale water suppliers during 2001 of approximately $770,000. There was no similar refund in 2000. Purchased water expense at CCWC was approximately $497,000.

        Costs of power purchased for pumping increased by 27.7% to $9.6 million in 2001 as compared to $7.5 million recorded in 2000, due to the rate increases implemented by SCW's energy suppliers pursuant to CPUC decisions, and increased pumped water in SCW's supply mix. In 2001, the CPUC approved SCW's Advice Letters to increase revenues by approximately $1.4 million annually to recover the costs of purchased power for its water ratemaking districts. For further information, see the sections entitled "Regulatory Matters" and "Electric Energy Situation in California" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation. During 2001, CCWC incurred approximately $423,000 in power costs used for pumping.

        In 2001, SCW's overall water supply mix improved over the mix authorized in rates due to additional well production capability coming on-line during the year. Changes in actual supply mix as compared to that authorized in rates can favorably or unfavorably impact earnings. There is no assurance that the favorable mix can be sustained in future periods since actual results are affected by availability and quality of water, both purchased and produced from

SCW's wells. For further information, see the section entitled "Water Supply" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Costs of power purchased for resale to customers in SCW's Bear Valley Electric division in 2001 increased by 84.1% to $19.7 million from the $10.7 million recorded in 2000 due primarily to significant increases in wholesale market prices for energy in the State of California. The increase was partially offset by a one-time sale of energy on the spot market that resulted in a $644,000 gain in April 2001. The sale of excess energy on the spot market resulted from a one-month overlap of energy purchase agreements. For further information, see the sections entitled "Liquidity and Capital Resources", "Regulatory Matters" and "Electric Energy Situation in California" included in
Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Groundwater production assessments decreased by 9.3% to $6.8 million in 2001 from $7.5 million in 2000. The decrease occurred principally in SCW's San Gabriel and San Dimas customer service areas due to lower administrative assessments levied against production for the water year 2001 as compared with the previous year, and a credit of $440,000 recorded in the fourth quarter of 2001 for the sale of groundwater in the Chino Basin. There was no such sale in 2000.

        A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. The negative entries for 2001 primarily reflect untimely-recovery of electric power costs discussed previously. At December 31, 2001, Registrant had a net under-collected position of $25.8 million in both its water and electric balancing accounts primarily due to the increases in energy costs. For further information, see the sections entitled "Accounting for Supply Costs", "Liquidity and Capital Resources", "Regulatory Matters" and "Electric Energy Situation in California" included in
Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Other operating expenses increased by 3.0% in 2001 to $17.2 million as compared with $16.7 million in 2000 due primarily to operating expenses at CCWC, offset by the effects of the CPP at SCW that reduced or deferred a number of expense items.

        Administrative and general expenses increased by 34.5% to $35.1 million in 2001 from $26.1 million recorded in 2000 reflecting (i) reserves of $7.9 million established for potential non-recovery of electric power costs incurred to serve customers at SCW's Bear Valley Electric customer service area, (ii) increased reserves for self-insured worker's compensation liabilities, and (iii) additional costs from CCWC. The reserves were established to offset future impacts to earnings in the event that SCW was unable to fully recover all of its purchased power costs through rates. For further information, see the sections entitled "Regulatory Matters" and "Electric Energy Situation in California" in
Part II, Item 7 in the Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 7 of "Notes to Financial Statements" included in Part II, Item 8 in Financial Statements and Supplementary Data.

        Depreciation expense in 2001 increased by 17.6% to $18.0 million reflecting, among other things, the effects of recording approximately $40.1 million in net plant additions at SCW during 2000, depreciation on which began in January 2001, and additional depreciation associated with CCWC's plant. In addition, amortization of goodwill, which represents the difference between the purchase price of the common equity of CCWC and CCWC's book equity at the time of closing, began October 2000. Pursuant to FASB No. 142, Goodwill and Other Intangible Assets, amortization of this goodwill, which was $331,073 in 2001, will cease on January 1, 2002. AWR has concluded that this goodwill is not impaired.

        As compared to 2000, maintenance expense decreased by 16.5% to $8.6 million due primarily to the implementation of Registrant's CPP in April 2001 to control costs and temporarily to limit capital and maintenance expenditures principally to those projects that were believed necessary to meet public safety and health requirements or otherwise provide for continued service pending CPUC approval of rate increases that would permit SCW to begin recovery of power costs incurred during California's energy crisis. The CPP impacted both the electric and water businesses of SCW. Management estimates that the CPP, through deferral of capital expenditures alone, reduced cash expenditures in 2001 by approximately $20 million. The CPP will remain in effect until SCW receives approval to increase electric rates pursuant to the terms of a settlement agreement. For further information, see the sections entitled "Electric Energy Situation in California" and "Regulatory Matters" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Taxes on income increased slightly by 2.0% to $15.4 million in 2001 as compared to $15.1 million in 2000 due primarily to an approximately 9.1% increase in pre-tax operating income, the effect of which was partially offset by a lower effective tax rate.

        Property and other tax expense increased by 7.0% in 2001 to $7.6 million reflecting principally increased property taxes due to higher property valuation assessments, and additional property and payroll taxes at CCWC.

        The loss recorded in other income for 2001 was due principally to the write-off of expenses associated with the termination of the acquisition of Peerless Water Co. The loss also reflects the effects of recording amortization and interest expenses, starting January 2000, on SCW's 500 acre-foot entitlement in the State Water Project (SWP). During the fourth quarter of 2001, SCW signed an agreement with a property developer requiring an assured water supply to complete construction of a development. Under the terms of this Agreement, the developer will reimburse SCW for the costs related to 350 acre-feet of SCW's SWP entitlement.

        Interest expense increased by 11.3% in 2001 to $15.7 million as compared to $14.1 million recorded in 2000 due to (i) short-term borrowing to fund capital expenditures, (ii) the issuance of $20 million in long-term debt by SCW in January 2001, (iii) the issuance of $50 million in long-term debt by SCW in December 2001, and (iv) the inclusion of long-term debt at Registrant's CCWC unit.

       YEARS ENDED DECEMBER 31, 2000 AND 1999

        Basic earnings per common share in 2000 increased by 7.3% to $1.92 per share as compared to $1.79 per share for the comparable period of 1999. The increase in the recorded results primarily reflects higher revenues at SCW during 2000, as is more fully discussed below. For the year ended December 31, 2000, fully diluted earnings were $1.91 per share. Registrant had no dilutive securities outstanding in 1999.

        Water operating revenues increased by 5.7% in 2000 to $168.8 million from the $159.7 million reported in 1999. The increase was due to three factors
(i) a 3.0% increase in water sales to customers of SCW, (ii) increased water rates authorized by the CPUC for certain of SCW's water customers, and (iii) additional sales from CCWC. New rates in four customer service areas and implementation of regional rates in the customer service areas that comprise SCW's Region III were effective June 27, 2000. Additional increases in 2000 reflected the general rate case step and attrition increases for a number of SCW's ratemaking areas effective 2000. For further information, see the section entitled "Regulatory Matters" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Electric operating revenues of $14.4 million were 7.7% higher in 2000 as compared to 1999 due to a 6.8% increase in kilowatt-hour sales, primarily by residential and industrial customers.

        Other revenues rose from $390,000 in 1999 to $799,000 in 2000 due to higher management fees from increased non-regulated activities.

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

        A negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. Conversely, a positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. SCW has a higher net under-collected position in 2000 than in 1999 reflecting the increased energy costs in SCW's Bear Valley electric service area, the aggregate effect of which was partially offset by new water rates effective during 2000, authorized to collect previously incurred supply costs in SCW's various water customer service areas, as well as the WRD refunds during 1999 as discussed previously. For further information, see the sections entitled "Regulatory Matters" and "Accounting for Supply Costs" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Other operating expenses increased by 7.4% from the $15.6 million recorded in 1999 reflecting increased costs for water treatment, and increased labor and billing costs due to additional billing and customer service contracts obtained by ASUS.

        Administrative and general expenses decreased by 8.7% to $26.1 million in 2000 from $28.6 million recorded in 1999. The decrease is due primarily to booking reduced reserves for litigation in 2000 and a reduction in pension expenses. For further information, see Part I, Item 3 in Legal Proceedings.

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

        Taxes on income increased by approximately 13.5% to $15.1 million in 2000 as compared to the $13.3 million in 1999 due primarily to a 15.2% increase in pre-tax income, the effect of which was partially offset by a slightly lower effective tax rate.

        Property and other tax expense increased by 7.6% in 2000 to $7.1 million due to higher property valuation, increased franchise fees associated with higher revenues, and increased payroll taxes due to increased labor costs.

        The loss of $99,000 in other income recorded for 2000 is related to the effect of recording amortization and interest expenses, starting January 2000, on SCW's entitlement in the State Water Project. For further information, see
Note 8 of the "Notes to Financial Statements" included in Part II, Item 8 in Financial Statements and Supplementary Data.

        In 2000, interest expense increased by 9.3% to $14.1 million from the $12.9 million recorded in 1999 due to additional short-term borrowing at higher rates incurred by SCW to temporarily fund its capital expenditures.

ACCOUNTING FOR SUPPLY COSTS

        As permitted by the CPUC prior to November 29, 2001, SCW maintained water and electric supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs were recorded in income and charged to balancing accounts when such costs were incurred. The balancing accounts were reversed when such costs were recovered through rate adjustments or through refunds of previously incurred costs. SCW accrued interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

        On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account that works in a manner similar to the balancing account. As a result, the income statements of SCW will no longer include entries reflecting differences between actual unit water supply costs included in rates and actual water supply costs. SCW will not be entitled to recover any deferred costs for providing water service unless it is within its general rate case cycle and is earning less than its authorized rate of return on a weather normalized basis. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings. SCW may not be able to recover the under-collection of supply costs if it is earning a rate of return in excess of that allowed. SCW had a net under-collection position of $3.4 million in its water supply balancing account at December 31, 2001 compared to $2.5 million and $2.0 million at December 31, 2000 and December 31, 1999, respectively.

        Electric power costs incurred by SCW's Bear Valley Electric division will continue to be charged to a balancing account pursuant to the methodology in effect prior to November 29, 2001. The amount of the under-collection in the electric balancing account has increased from $2.8 million at December 31, 1999, to $8.6 million at December 31, 2000 and $22.4 million at December 31, 2001. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of costs or additional delays in the recovery of costs during any period in which there has been a substantial run-up of costs. For further information, see the sections entitled "Regulatory Matters" and "Electric Energy Situation in California" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES

        AWR

        AWR funds its operating expenses and pays dividends on its outstanding Common and Preferred Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. As of December 31, 2001, approximately $31.1 million remained for issuance under this Registration Statement. During 2001, AWR maintained a $25 million credit facility, $20 million of which was outstanding at December 31, 2001. This credit facility expired on January 2, 2002 although AWR expects to enter into a new credit facility in the second quarter of 2002 in the amount of $75 million.

        SCW

        SCW funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding Common Shares through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings, amortization of deferred charges and depreciation expense. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs, and timing of rate relief. For further information, see the sections entitled "Risk Factors" and "Electric Energy Situation in California" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        SCW also relies on external sources, including equity investments from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. In January 2001, SCW issued $20 million of long-term debt in a public offering with the proceeds used to reduce then outstanding bank borrowing. On March 30, 2001, AWR made an additional $25 million equity investment in SCW. On November 14, 2001, SCW filed a Registration Statement with the SEC for issuance, from time to time, of up to $100 million in debt securities. In December 2001, SCW issued $50 million of long-term debt under this Registration Statement that initially reduced bank borrowing incurred to fund capital expenditures and power purchase costs.

        Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses, including expenses for purchased power distributed through its Bear Valley Electric customer service area. SCW has short-term revolving credit lines totaling an aggregate of $47 million. Of the aggregate amount, $13 million expires in May 2002, $10 million expires in July 2002 and $24 million expires in August 2002. SCW does not intend to enter into any new short-term revolving credit lines in 2002.

        CCWC

        CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal sources. CCWC also relies on external sources, including long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

        ASUS

        ASUS funds its operating expenses primarily through contractual management fees.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual principal payments are generally made from cash flow from operations.

        The following table reflects Registrant's contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2001. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

($ in thousands)                               Payments/Commitments Due by Period(1)
                                   ----------------------------------------------------------------
                                      Total   Less than 1 Year  1-3 Years  4-5 Years  After 5 Years
                                   --------   ----------------  ---------  ---------  -------------
Notes/Debentures(2)                $185,600                --     $12,500         --       $173,100

Private Placement Notes(3)           28,000                --          --         --         28,000

Tax-Exempt Obligations(4)            20,820                87         285        218         20,231

Other Debt Instruments(5)             2,644               174         584        451          1,435

Bank Debt(6)                         20,000            20,000          --         --             --

Preferred Shares(7)                   1,920             1,920          --         --             --

Other Commitments(8)                 50,072                --          --         --             --

Chaparral City Water Company(9)       9,388               499       1,684        620          6,585

TOTAL                              $318,444           $22,680     $15,053     $1,289       $229,351

----------

(1) Excludes interest, dividends, commitment and facility fees.

(2) The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or cross default provisions.

(3) The private placement notes are issued pursuant to the terms of Note Agreements with substantially similar terms. The Note Agreements contain restrictions on the payment of dividends, minimum interest coverage requirements and a negative pledge. For a further discussion of the dividend restrictions, see the sections entitled "Frequency and Amount of Any Dividends Declared and Dividend Restrictions" included in Part II, Item 5 in Market for Registrant's Common Equity and Related Stockholder Matters. Pursuant to the Note Agreements, SCW must maintain a minimum interest coverage ratio of two times interest expense. SCW does not currently have any outstanding mortgages or other encumbrances on its properties.

(4) Consists of obligations under a loan agreement supporting $8 million in debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $7 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project. Except as described below, these obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW's obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Bank of America. SCW has reimbursement obligations to Bank of America that incorporate by reference SCW's obligations to Bank of America under its short-term revolving credit line with Bank of America discussed below in paragraph (6). The letter of credit expires on July 31, 2002. The letter of credit may be drawn if SCW has not obtained a replacement letter of credit prior to the expiration of this letter of credit. SCW has entered into an agreement with a developer for 350 acre-feet of its entitlement to water from the State Water Project. For further information, see the section entitled "Regulatory Matters-Disallowance of Costs" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

(5) Consists of $1.6 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.6 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.4 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6) Consists of $20 million outstanding under a term loan facility for AWR that expired on January 2, 2002.

(7) AWR intends to redeem or repurchase all of its outstanding Preferred Shares during the first quarter of 2002.

(8) Other commitments consists of $47 million available for borrowing by SCW at December 31, 2001 under short-term revolving credit loans $13 million expiring in May 2002, $10 million expiring in July 2002 and $24 million expiring in July 2002, a $2,513,813 irrevocable letter of credit that expires on April 30, 2002 for its self-insured workers compensation plan, an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Bank of America to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations) that expires on November 15, 2003, an irrevocable letter of credit in the amount of $250,000 that expires on October 1, 2002 for the deductible in Registrant's business automobile insurance policy and outstanding performance bonds of $12,500 to secure performance under franchise agreements with governmental agencies. None of these obligations contain any financial covenants believed to be material to Registrant or any cross default provisions.

(9) Consists of $8.1 million of obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $1.3 million repayment obligation to the United States Bureau of Reclamation. The loan agreement contains provisions that establishes a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau of Reclamation obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions.

        Under the terms of its power purchase contracts with Mirant Americas Energy Marketing, LP and Pinnacle West Capital Corporation, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. SCW will be in default under the terms of these contracts if its debt is rated less than BBB- by Standard & Poor's Ratings Service ("S&P") or Fitch, Inc. ("Fitch") or less than Baa3 by Moody's Investor Services, Inc ("Moody's"). SCW currently has a rating of A+ by S&P and A2 by Moody's. Fitch does not rate SCW.

        S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Moody's debt ratings range from Aaa (best quality) to C (lowest quality). Securities ratings are not recommendations to buy, sell or hold a security and is subject to change or withdrawal at any time by the rating agency.

ELECTRIC ENERGY SITUATION IN CALIFORNIA

        BACKGROUND INFORMATION

        The electric energy environment in California has changed as a result of the December 1995 CPUC decision on restructuring of California's electric utility industry and state legislation passed in 1996. On September 23, 1996, the State of California enacted legislation to provide a transition to a competitive market structure, which was expected to provide competition and customer choice, beginning January 1, 1998, with all consumers ultimately participating by 2002. SCW's Bear Valley electric customer service area was exempted by the CPUC from compliance with most of the provisions of the CPUC order and the state legislation.

        On January 17, 2001, the Governor of the State of California proclaimed a state of emergency in California due to shortages of electricity available to certain of California's utilities (resulting in blackouts), the unanticipated and dramatic increases in electricity prices and the insufficiency of electricity available from certain of California's utilities to prevent disruption of electric service in California. The Federal Energy Regulatory Commission ("FERC") also implemented a number of changes to the tariff for the California Independent Operator System ("Cal ISO") beginning in December 15, 2000 in an attempt to stabilize the market. The reasons for the high cost of energy are under investigation but are reported to include, among other things, limited supply caused by a lack of investment in new power plants to meet growth in demand, planned and unplanned outages of power plants, decreased availability of hydroelectric power from the Pacific Northwest due to lower than usual precipitation and higher demand for electricity in the region, transmission line constraints, increased prices for natural gas, the fuel used in many of the power plants serving the region, and a dysfunctional power market.

        Spot market prices dropped dramatically in the summer of 2001 and continue to remain low. A number of factors could, however, result in a substantial increase in spot market prices and the prices of long term contracts for power and capacity. The mitigation measures taken by FERC expire on September 30, 2002 despite the fact that there continues to be insufficient generation resources in California and throughout the West, transmission line constraints, constraints on natural gas pipeline capacity and a dysfunctional power market. In addition, the Cal ISO has proposed a number of market reforms, such as the imposition of an available capacity obligation ("ACAP") on all load-serving entities. The purpose of the ACAP obligation is to ensure that all load-serving entities have sufficient power resources to meet their maximum possible load. If an ACAP obligation of the type proposed by Cal ISO is adopted, SCW could be required to procure substantial additional power and capacity. The cost of procuring this additional power and capacity could have a material adverse impact on SCW if SCW is not permitted to recover the costs of procuring this additional power and capacity from its ratepayers on a timely basis.

        POWER SUPPLY ARRANGEMENTS

        All electric energy sold by SCW to customers in its BVE customer service area is purchased from others. Historically, SCW purchased electric energy from the Southern California Edison unit of Edison International. However, in order to keep electric power costs as low as possible, SCW entered into an energy brokerage contract with Sempra Energy Corporation. SCW purchased electric energy for its BVE customer service area from Sempra during the period beginning March 26, 1996 through April 30, 1999.

        In May 1999, SCW entered into a one-year block forward purchase contract with Illinova Energy Partners for 12 megawatts (MWs) of power at a price of $28.00 per MW hour (MWh). In May 2000, SCW entered into a one-year, block forward purchase contract with Dynegy Power Marketing, Inc. (DYPM) for 12 MWs of electric energy for its BVE customer service area at a price of $35.50 per MWh. This contract expired April 30, 2001.

        SCW entered into a five-year, block forward purchase contract with Mirant Marketing to supply its BVE customer service area with 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. On December 20, 2001, SCW filed a complaint with FERC seeking to reduce the amount charged by Mirant Marketing under the terms of this contract due to the dysfunctional power market. Management is unable to predict what if any action FERC will take with respect to this complaint.

        In June 2001, SCW executed an agreement with Pinnacle West Capital for an additional 8 MWs of electric energy to meet BVE's peak winter demands. The contract provides for pricing of $75 per MWh from November 1, 2001 to March 31, 2002, $48 per MWh from November 1, 2002 to March 31, 2003, and $36 per MWh from November 1, 2003 to March 31, 2004. The average minimum load at SCW's Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 38 MWs when the snowmaking machines at the ski resorts are operating. Under the terms of a contract with DYPM that expires on April 30, 2002, DYPM has agreed to provide electric energy to SCW in excess of the amounts it has purchased under the forward block purchase contracts previously described, to sell excess energy purchased by SCW under the terms of these contracts, if requested by SCW, and to act as scheduling coordinator for SCW. However, SCW has entered into a separate agreement to have Automated Power Exchange, Inc. act as its scheduling coordinator and will not utilize the services of DYPM. SCW has withheld payment on $3.4 million invoiced by DYPM for the period December 20, 2000 through February 20, 2001, pending resolution of certain disputes. Based on information available to it, Registrant expects the amount in dispute to increase due to additional amounts billed by DYPM.

        TRANSMISSION CONSTRAINTS

         Demand for energy in SCW's Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power. For further information, see Legal Proceedings in Part I for a discussion of litigation between Edison and SCW regarding Edison's obligations to upgrade these transmission facilities. In order to meet these increasing energy demands, SCW is considering a number of options including (i) the purchase of electric energy from on-site generation facilities installed by a third party, (ii) the use of portable generation, and (iii) the installation of generation owned by SCW. Each of these options may result in further increases in electric energy prices for customers of SCW's BVE customer service area.

CONSTRUCTION PROGRAM

        SCW maintains an ongoing distribution main replacement program throughout its customer service areas, based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW's Board of Directors has approved anticipated net capital expenditures of approximately $55.4 million for 2002. Approved capital expenditures may be limited pending final CPUC approval of the settlement agreement regarding recovery of electric power costs at SCW's Bear Valley electric division. For further information, see the section entitled "Rate Matters-Changes in Rates" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        CCWC has a net capital budget of $1.4 million for 2002. AWR and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments.

REGULATORY MATTERS

        RATE REGULATION

        SCW is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classifications of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of public convenience and necessity as to the extension of services and facilities and various other matters. CCWC is subject to regulation by the ACC.

        Rates that SCW and CCWC are authorized to charge are determined by the CPUC and the ACC, respectively, in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year in California and using an historical test year, as adjusted in Arizona. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for all prudently incurred costs, including a return on rate base sufficient to pay principal and interest on debt securities, preferred stock distributions and a reasonable rate of return on equity. Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions. Adjustments for purchased water and power are permitted in California, to a certain extent, but generally not Arizona. For further information, see the section entitled "Accounting for Supply Costs" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Neither AWR nor ASUS are regulated by the CPUC. The CPUC does, however, regulate certain transactions between SCW and its affiliates. The ACC also regulates certain transactions between CCWC and its affiliates.

        The 22 customer service areas of SCW are grouped into 9 water districts and 1 electric district for ratemaking purposes. Water rates vary among the 9 ratemaking districts due to differences in operating conditions and costs. SCW monitors operations on a regional basis in each of these districts so that applications for rate changes may be filed, when warranted. Under the CPUC's practices, rates may be increased by three methods: (i) general rate case increases (GRC's), (ii) offsets for certain expense increases including but not limited to electricity supply cost offset and balancing account amortization, and (iii) advice letter filings related to certain plant additions and other operating cost increases. GRC's are typically for three-year periods, which include step increases for the second and third year. Rates are based on a forecast of expenses and capital costs. GRC's have a typical regulatory lag of one year. Offset rate increases and advice letter filings typically have a two to four month regulatory lag.

        CHANGES IN RATES

        The following table lists information on estimated annual rate changes approved by the CPUC during 2001, 2000 and 1999.

     ($ in 000's)        Supply           Balancing           General
                          Cost             Account            and Step            Advice
        Year             Offset          Amortization        Increases            Letters             Total
        ----            -------          ------------        ---------            -------            -------
        2001            $ 1,364            $ 4,422             $ 6,943            $   595            $13,324
        2000                 --             (1,474)              6,973              1,040              6,539
        1999            $    23            $ 1,349             $15,175            $   657            $17,204

        New water rates with an annual increase of approximately $2.5 million for seven ratemaking districts in SCW's Region I were implemented in January 2001. SCW's application to combine the seven ratemaking customer service areas into one regional rate was, however, denied by the CPUC. Step increases of approximately $1.7 million for the customer service areas in SCW's Region III were also effective in January 2001. An attrition increase of approximately $2.8 million for Region II was in effect from February 2001.

        As of December 31, 2001, SCW had accrued approximately $22.4 million in under-collected purchased power costs included in the electric balancing account. In May 2000, SCW filed an Advice Letter with the CPUC for recovery over a five-year period of approximately $2.4 million in under-collected power costs and removal of a negative amortization authorized by the CPUC in 1997. The CPUC issued a final order on May 24, 2001 authorizing an overall rate increase of 12.5%, with a condition of conducting a subsequent audit on the expenses included in the electric balancing account. The audit has been conducted and provided to the CPUC.

        On August 23, 2001, the CPUC also approved a second Advice Letter filed by SCW on April 9, 2001 seeking recovery, over five years, of an additional under-collection of $8.7 million for energy costs. Rates in SCW's BVE customer service area have increased by approximately 14.8% as a result.

        On May 11, 2001, SCW filed with the CPUC for an additional increase in electric rates to recover energy costs under the purchase agreement with Mirant Marketing. SCW subsequently withdrew the Advice Letter and filed an application on August 17, 2001 with the CPUC, along with a motion requesting immediate recovery of these costs, subject to refund after completion of the review process. The CPUC rejected SCW's motion for immediate recovery.

        On February 8, 2002, a settlement agreement among SCW, all intervening parties and the Office of Ratepayer Advocates ("ORA") was filed with the CPUC that will permit SCW to recover $77 per MWh of purchased power costs through rates. SCW will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year for 10 years in its balancing account. To the extent SCW's actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed against income. SCW has established approximately $7.9 million in reserves as of December 31, 2001 against potential non-recovery of electric power costs. In addition, the settlement extended the previously approved surcharges for an additional five years to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account. The proposed settlement also requires SCW to pursue its complaint filed with FERC in which SCW has requested FERC to reduce the prices in its power purchase contract with Mirant Marketing due to the dysfunctional power market that existed at the time the agreement was signed. A final decision in this matter is expected during the second quarter of 2002. Management believes the CPUC will support the settlement agreement, but is unable to predict when or if the CPUC will authorize recovery of any or all of the costs agreed to in the settlement. For further information, see the sections entitled "Liquidity and Capital Resources" and "Electric Energy Situation in California" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        In March 2001, the CPUC approved SCW's Advice Letters to increase costs of purchased power incurred to pump water for its water customers by $761,351 included in base water rates for each of its ratemaking districts. In April 2001, SCW filed additional Advice Letters by ratemaking areas to increase water rates by approximately $2.3 million company-wide to recover additional electric base rate increases, authorized recently by the CPUC for the Southern California Edison Company and the Pacific Gas and Electric Company. The CPUC approved in the fourth quarter of 2001 increases of approximately $672,900 in base water rates. For further information, see the section entitled "Electric Energy Situation in California" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The remaining Advice Letters filed by SCW to recover increased power costs used for pumping were rejected by the CPUC due to the change in procedures for collections of water supply costs on November 29, 2001. See the section entitled "Accounting for Supply Costs" included in Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        DISALLOWANCE OF COSTS

        In 1993, the CPUC disallowed $1.6 million of costs incurred in construction of a water treatment facility in SCW's Clearlake customer service area and Registrant wrote off the disallowed amount at that time. Based on new water quality standards, in 2000, SCW re-applied to the CPUC for inclusion of the disallowed amount in rate base. A draft decision issued on March 30, 2001 by the CPUC allows SCW to include $500,000 of the $1.6 million in the regulated rate base, although an alternate draft decision issued by one of the CPUC Commissioners proposed to deny the relief sought by SCW in its application. An Administrative Law Judge subsequently reopened the proceeding in August 2001 requiring additional information. A final order is not anticipated until the second quarter of 2002.

        On April 22, 1999, the CPUC issued an order denying SCW's application seeking approval of its recovery through rates of costs associated with its 500 acre-foot participation in the Coastal Aqueduct Extension of the State Water Project (SWP). SCW's participation in the SWP commits it to a 40-year entitlement. SCW's investment of approximately $9.5 million in SWP is currently included in Other Property and Investments. The remaining balance of the related liability of approximately $7 million is recorded as other long-term debt. In October 2001, SCW entered into an agreement with a developer, which obligates the developer to make payments to SCW in exchange for SCW's reservation and dedication of up to 350 acre-feet per year of the SWP entitlement for a five-year period. SCW intends to recover its remaining investment from other developers or through a sale of its remaining entitlement. SCW believes that its full investment and on-going costs associated with its ownership will be recovered.

        OTHER REGULATORY MATTERS

        In December 1999, Registrant agreed to acquire Peerless Water Co., a privately owned water company in Bellflower, California, subject to satisfaction of certain conditions, including CPUC approval. The transaction, however, was denied by the CPUC on November 29, 2001. As a result, the acquisition agreement with Peerless Water Co. has been terminated.

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

        The 1996 SDWA amendments allow the EPA to base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The EPA must base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that involve the setting of maximum contaminant levels (MCL's), the EPA must use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk-reduction benefits and costs for each such MCL.

        SCW and CCWC currently test their wells and water systems according to requirements listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCL's is treated to reduce contaminants to acceptable levels before it is delivered to customers or the wells are shut down.

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

        The CPUC and ACC ratemaking processes provide SCW and CCWC with the opportunity to recover prudently incurred capital and operating costs associated with water quality. Management believes that such incurred and expected future costs will be authorized for recovery by the CPUC and ACC, as appropriate.

        PROPOSED ENHANCED SURFACE WATER TREATMENT RULE

        On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule (ESWTR), which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPA's Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA has adopted an Interim ESWTR applicable only to systems serving greater than 10,000 persons. On April 10, 2000, EPA published the proposed Long Term 1 Enhanced Surface Water Treatment Rule and Filter Backwash Rule (LT1FBR) in the Federal Register. This proposed rule will apply to each of SCW's five surface water treatment plants and the CCWC's surface water treatment plant. It basically extends the requirements of the ESWTR to systems serving less than 10,000 persons and will require some systems to institute changes to the return of recycled filter backwash flows within the treatment process to reduce the effects of recycled water on compromising microbial control. Registrant is presently unable to predict the ultimate impact of the LT1FBR, but it is anticipated that all plants will achieve compliance within the three year to five-year time frames identified by EPA.

        REGULATION OF DISINFECTANT/DISINFECTION BY-PRODUCTS

        SCW and CCWC are also subject to regulations concerning disinfectant/disinfection by-products (DBP's). Stage I of the regulations were effective in November 1998 with full compliance required by 2002. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. Two of SCW's systems are immediately impacted by this rule. SCW implemented modifications to the treatment process in its Bay Point and Cordova systems. Both systems were in full compliance by the end of 2001. A third SCW plant will require treatment modifications in order to comply with this rule. SCW is conducting studies to determine the best treatment methods to comply with this rule.

        The EPA is not allowed to use the new cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBP's but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule. The final rule is expected in 2002.

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

        REGULATION OF RADON AND ARSENIC

        The regulation on arsenic was published in January 2001 with a new federal standard of 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in SCW's system and three wells in CCWC's system. However, the EPA subsequently withdrew the pending arsenic standard for a sixty-day review to seek independent reviews of both the science behind the standard and of the cost estimates to communities of implementing the rule. On October 31, 2001, EPA announced that the arsenic standard in drinking water would be 10 parts per ppb. The effective date for utilities to comply with the standard will be January 2006. It is still not clear what will happen between now and the current effective date of the arsenic regulation of February 22, 2002. No further actions by EPA would simply make this regulation become effective as of that date.

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

        AMMONIUM PERCHLORATE ACTION LEVEL ACTIVITIES

        The California Department of Health Services (DOHS) recently reduced the action level for ammonium perchlorate. Although neither the EPA nor the DOHS have established a drinking water standard for ammonium perchlorate. In January 1997 DOHS established an action level of 18 parts per billion (ppb). Action levels are advisory in nature and are not enacted into law. In January 2002, SCW was informed that DOHS has reduced the action level from 18 ppb to a level of 4 ppb, based upon new reference dosage for health risk information from EPA. SCW has removed eight wells from service in four separate systems since they contained ammonium perchlorate in amounts in excess of this reduced action level. SCW is continuing to periodically monitor all its wells to determine that levels of perchlorate are below the action level currently in effect.

        MATTERS RELATING TO SCW'S ARDEN-CORDOVA SYSTEM

        In January 1997, SCW was notified that ammonium perchlorate in amounts above the state-determined action level had been detected in three of its wells serving its Rancho-Cordova system. Aerojet-General Corp. has, in the past, used ammonium perchlorate in oxidizing rocket fuels. SCW took the three wells detected with ammonium perchlorate in excess of the 1997 action levels out of service. In April 1997, SCW found ammonium perchlorate in three additional wells and, at that time, removed those wells from service until it was determined that the levels were below the state-determined action level. Those wells were returned to service. SCW periodically monitors these wells to determine that levels of ammonium perchlorate are below the action level currently in effect. In January 2002, SCW was informed that DOHS was reducing the action level from 18 ppb to 4 ppb and subsequently removed three wells from service since they contained ammonium perchlorate in amounts in excess of this reduced action level.

        In February 1998, SCW was informed that nitrosodimethylamine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Rancho-Cordova system. The wells have been removed from service. An additional well was also removed from service in September 1999 due to the contamination and another well was removed from service in January 2002. The DOHS established an initial action level of 2 parts per trillion
(ppt). In February 2002, DOHS increased the action level to 10 ppt. Management is investigating the impact, if any, that the increase in the action level may have on its abilities to put certain wells back into service. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet. Aerojet has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW's Rancho-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of two new wells. As of December 31, 2001, Aerojet had previously reimbursed SCW $4.5 million of the approximately $17 million in costs SCW has incurred. The remainder of the costs is subject to further reimbursement, including interest. Reimbursements received from Aerojet will reduce SCW's utility plant and costs of purchased water.

        For further information regarding litigation related to contamination of ground water in Sacramento County, see the section entitled "Other Water Quality Litigation" included in Part I, Item 3 in Legal Proceedings.

        MATTERS RELATING TO SCW'S CULVER CITY SYSTEM

        The compound, methyl tertiary butyl ether (MTBE), an oxygenate used in reformulated fuels, has been detected in the Charnock Basin, located in the city of Santa Monica and within SCW's Culver City customer service area. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, SCW removed two of its wells in the Culver City system from service in October 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells have been found to be contaminated with MTBE. SCW is purchasing water from the Metropolitan Water District of Southern California (MWD) at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

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

        MATTERS RELATING TO THE CHARNOCK BASIN

        On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company and Equilon Enterprises LLC to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination of the Charnock Basin drinking water. The EPA has ordered Shell Oil to reimburse SCW for water replacement costs. The agencies are continuing to investigate the causes of MTBE pollution and intend to ensure that all responsible parties contribute to its clean up. SCW is unable to predict the outcome of the EPA's enforcement efforts.

        On April 25, 2001, Registrant filed a lawsuit against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure. MTBE polluted and contaminated water existed in areas of the basin from which SCW has pumped water through its Charnock Well Field. As a result, SCW ceased operation of its Charnock Well Field in October 1996. Registrant has reached an agreement in this matter that assigns the prosecution of litigation against the potentially responsible parties to the City of Santa Monica, California (Santa Monica). As part of the agreement and in exchange for an assignment payment, Santa Monica will prosecute the case against the potentially responsible parties. Registrant expects that Santa Monica will sign the agreement by the end of the first quarter of 2002. For further information, see section entitled "Other Water Quality Litigation" included in Part I, Item 3 in Legal Proceedings.

        MATTERS RELATING TO SCW'S YORBA LINDA SYSTEM

        The compound MTBE has been detected in three wells serving SCW's Yorba Linda system. Two of the wells are standby wells and the third well has not shown MTBE above the DOHS secondary standard of 5.0 ppb at this time. SCW has constructed an interconnection with the MWD to provide for additional supply in the event the third well experiences levels of detection in excess of the DOHS standard.

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

 SECURITY ISSUES

        Since the tragic events of September 11, 2001, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. Registrant has implemented a number of steps to address this concern, including the engagement of a security firm to develop further protection measures and an ongoing review of new industry and regulatory agency security measures. Although Registrant has not experienced any material increase in costs related to these measures, management is unable to predict what, if any, additional measures will be implemented and what such measures may cost. Registrant intends to seek recovery of any such costs from the CPUC and the ACC. Management is unable to predict if these regulatory bodies will authorize recovery of any or all of these costs.

WATER SUPPLY

        SCW'S WATER SUPPLY

        During 2001, SCW supplied a total of 84,103,000 CCF of water. Of this amount, approximately 58.5% came from pumped sources and 39.6% was purchased from others, principally the MWD. The Bureau of Reclamation (the Bureau) supplied the remaining amount under a no-cost contract. During 2000, SCW supplied 87,439,000 CCF of water, 55.7% of which came from pumped sources, 42.4% was purchased, and the Bureau supplied the remainder.

        SCW's water supply and revenues are significantly affected by changes in meteorological conditions. For the water year ending in September of 2001, California precipitation was at 75% of normal levels with the biggest deficits in Northern California. Southern California experienced only slightly less precipitation than normal, 92% for South Coast and 104% for Central Coast. In January of 2001 statewide reservoirs were at 107% of normal levels.

        For 2002 statewide the numbers should be much the same albeit reversed with Northern California returning to normal precipitation levels and Southern California entering a slightly dryer and warmer weather pattern. Statewide from October to December precipitation was 130% of normal and reservoirs in January of 2002 were at 95% of normal. As of January 22, 2002, snow pack water content was 105% of average with the North at 110%, Central at 105%, and Southern California at 100%.

        In the Pacific where the El Nino/Southern Oscillation (ENSO) is formed, near average, sea surface temperature (SST) conditions are predicted through March 2002, followed by slightly warmer than normal SST from mid-March through June. Should the SST warming trend continue, the later half of 2002 could see a mild El Nino effect with associated increases in precipitation for areas of the Southwestern part of the United States.

        Although overall groundwater conditions remain at adequate levels, certain of SCW's groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, have caused increased reliance on purchased water in its supply mix. For further information, see Part I, Item 3 in Legal Proceedings.

        The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. Registrant has 57 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project (SWP). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD's requirements and MWD's supplies from these sources are anticipated to remain adequate through 2002. MWD's import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project (CAP). In response, MWD has taken a number of steps to secure additional storage capacity and to increase available water supplies, by effecting transfers of water rights from other sources. Foremost among the safeguards is Diamond Valley Reservoir, a reservoir in southwest Riverside County. Capable of holding 800,000 acre-feet (AF) or 269 billion gallons, the reservoir is currently more than half full.

        CCWC'S WATER SUPPLY

        The Colorado River flow has been low. For the 2001 water year 6,929,200 AF of water flowed into Lake Powell from the Colorado River, which is only 52% of normal. However the Lake itself is currently at 75% of capacity, which is 95% of normal for the end of December 2001. If the SST warming trend continues, it is likely that precipitation will return to normal levels over the 2002 water year. In December 2001 there was 279,700 AF of water flow into Lake Powell from the Colorado River, which is 75% of average. The snow pack water content in the upper Colorado River Basin was 70% of normal as of January 31, 2002. The National Weather service expects that normal seasonal rain and snow should gradually improve water supply in Registrant's water service areas.

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

BUSINESS SEGMENTS

        AWR currently has three principal business units: water service and electric distribution utility operations conducted through its SCW subsidiary, water service utility operations conducted through its CCWC subsidiary, and non-utility activities conducted through its ASUS subsidiary. All activities of SCW currently are geographically located within the State of California. All activities of CCWC are located in the state of Arizona. All activities of ASUS are conducted in California and Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. For further information, see Note 11 to the "Notes to Financial Statements" included in Part II, Item 8 in Financial Statements and Supplementary Data.

RISK FACTOR SUMMARY

        You should carefully read the risks described below and other information in this Form 10-K in order to understand certain of the risks of our business.

OUR LIQUIDITY, AND IN CERTAIN CIRCUMSTANCES, EARNINGS, COULD BE ADVERSELY AFFECTED BY INCREASES IN ELECTRICITY PRICES IN CALIFORNIA.

        Under California law, we are permitted to file for a rate increase to recover electric power costs not being recovered in current rates. Increases in electric power costs generally have no direct impact on profit margins, unless recovery of these costs is disallowed, but do affect cash flows and can therefore impact the amount of our capital resources. Electric power costs increased substantially in California during the fall of 2000 until the summer of 2001. As of December 31, 2001, SCW had accrued $22.4 million in unrecovered power costs in its electric balancing accounts. FERC mitigation measures are expected to expire on September 30, 2002. In addition, Cal ISO has proposed a number of market reforms that could require SCW to procure substantial additional power and/or capacity. This could result in an increase in the level and volatility of electric prices in California.

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

        We have reached a settlement with the CPUC Staff and all other intervening parties that would authorize us to included $0.077 per kilowatt-hour
(KWh) in rates to recover our electric power costs. If our actual annual costs exceed this amount, we cannot recover the excess and the amount will be expensed against income. If our actual annual energy costs are less that $0.077 per KWh, we can use this difference to collect amounts previously included in the balancing account. We are unable to predict if the CPUC will approve the settlement and, if the settlement is approved, whether or not the CPUC will implement new rates.

        The Company has established approximately $7.9 million in reserves for its Bear Valley Electric division for possible non-recovery of power costs included in the electricity supply cost balancing accounts.

        CHANGES IN WATER SUPPLY COSTS, EITHER UNIT COST CHANGE OR SUPPLY MIX CHANGE, WILL DIRECTLY IMPACT THE COMPANY'S EARNINGS.

        Prior to November 29, 2001, we recovered certain water supply costs through a balancing account mechanism. Water supply costs include the cost of purchased water and power and groundwater production assessments. The balancing account was not, however, designed to insulate SCW's earnings against changes in supply mix. As a result, SCW was not permitted to recover increased costs due to increased use of purchased water, which is generally more expensive than groundwater, through the balancing account mechanism.

        On November 29, 2001, the CPUC ordered SCW to suspend the use of all current water balancing account, and instead started a memorandum account for each offsettable expense of purchased water, purchased power and pump tax for its water service areas. We may recover certain water supply costs based on the memorandum account if we are within our rate case cycle and we are not earning an amount in excess of our authorized rate of return. SCW may not otherwise recover increased costs due to increased unit cost. Additionally, changes in water supply costs compared to the authorized amount, as well as any future authorized offset increases may directly affect our earnings.

        SIGNIFICANT CLAIMS HAVE BEEN ASSERTED AGAINST US IN WATER QUALITY LITIGATION.

        SCW and others have been sued in twenty water quality related lawsuits alleging personal injury and property damage as a result of the delivery of water that was allegedly contaminated. Seventeen of the lawsuits involve plaintiffs who received water from the San Gabriel Basin in Los Angeles County. The other lawsuits involve plaintiffs in Sacramento County.

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

        On February 5, 2002, the California Supreme Court ruled that water utilities regulated by the CPUC may be sued for damages based on allegations that the utility failed to comply with federal and state safe drinking water requirements. As a result, plaintiffs may proceed on their claims against SCW to the extent that these claims are based on violations of federal and state law.

         SCW is unable to predict the outcome of any of this litigation or the extent to which it will be able to recover its litigation costs from ratepayers or other third parties.

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

        In some cases, potentially responsible parties have reimbursed us for our costs. In other cases, we have taken legal action against parties that we believe to be potentially responsible for the contamination.

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

        ENVIRONMENTAL REGULATION HAS INCREASED, AND IS EXPECTED TO CONTINUE TO INCREASE, OUR OPERATING COSTS.

        SCW and CCWC are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

                - The 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to maximum contaminant levels

                - Approved regulations requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations will affect SCW's five surface water treatment plants and one CCWC plant

                - Additional regulation of disinfection/disinfection byproducts expected to be adopted before the end of 2002; these regulations will potentially affect two of SCW's systems

                - Additional regulations expected to be adopted requiring disinfection of certain groundwater systems

                -       Currently pending regulation of arsenic and radon

                - California customer requirements to fluoridate public water systems serving over 10,000 customers

                - Reduction in the action level for ammonium perchlorate to 4 ppb in 2002; we have removed 8 wells from service due to the presence ammonium perchlorate above action levels.

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

                -       Availability of Colorado River water

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

        OUR BUSINESS IS HEAVILY REGULATED AND, AS A RESULT, DECISIONS BY REGULATORY AGENCIES AND CHANGES IN LAWS AND REGULATIONS CAN SIGNIFICANTLY AFFECT OUR BUSINESS.

        Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates, including the ability to recover the costs of purchased water, groundwater assessments and electric power costs in rates. In April 1999, the CPUC denied our request to recover through rates the costs associated with our participation in the Coastal Aqueduct Extension of the State Water Project. We also have an application pending before the CPUC to include an additional $1.6 million in rate base for a water treatment plant in SCW's Clearlake service area that was previously disallowed by the CPUC in 1993. In addition, we have an application pending to recover our current energy costs.

        We have been adversely affected by electric restructuring in California and the escalation of energy costs attributable thereto. The California Department of Water Resources has attempted to alleviate the crisis by purchasing electricity for Pacific Gas and Electric Company, Southern California Edison Company and San Diego Gas and Electric Company, but does not purchase any electricity for our Bear Valley electric division. FERC has taken certain actions intended to stabilize the energy market in the West. These mitigation measures expire on September 30, 2002. Registrant is unable to predict what impact the expiration of these measures will have on electric prices.

         Cal ISO expects to propose additional market reforms that may substantially increase the costs of SCW. This could have a material adverse impact on SCW if SCW is unable to recover these increased costs from its ratepayers.

        SCW has filed a complaint with FERC seeking a reduction of the rates in its power purchase contract with Mirant Marketing to a just and reasonable price. Registrant is unable to predict the outcome of this proceeding. SCW has also filed an Advice Letter with the CPUC seeking to recover the costs of its power supply costs previously incurred and expected to be incurred under its contracts with Mirant Marketing and Pinnacle West Capital. SCW has reached a settlement regarding the recovery of a substantial portion of these costs. This settlement has not yet been approved by the CPUC.

        OUR BUSINESS REQUIRES SIGNIFICANT CAPITAL EXPENDITURES.

        The utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. During calendar years 2001, 2000 and 1999, we spent $50,253,000, $45,982,000, and $51,578,000, respectively, for these purposes. Our budgeted capital expenditures for calendar year 2002 for these purposes are approximately $56,774,000.

        We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which must be repaid). We also periodically borrow money or issue equity for these purposes. We maintain bank lines of credit that we can use for these purposes. We cannot assure you that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to remain profitable.

ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting, effective June 30, 2001. After that, all business combinations will be recorded under the purchased method of accounting (record goodwill for excess of costs over the net assets acquired). SFAS No. 142 requires that companies cease amortizing goodwill, effective January 1, 2002. Goodwill initially recognized after June 30, 2001, will not be amortized. Goodwill on the balance sheet at June 30, 2001 will be amortized until January 1, 2002. Under SFAS No. 142, goodwill will be tested for impairment using a fair-value approach when events or circumstances occur indicating that impairment might exist. A benchmark assessment for goodwill is also required within six months of the date of adoption of SFAS No. 142. Registrant has determined that goodwill, $12,285,000 at December 31, 2001, associated with its acquisition of CCWC is not impaired and effective January 1, 2002 has ceased amortizing this goodwill. In 2001, $331,073 was amortized against the goodwill.

        In June of 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Registrant believes that adoption of this statement will not have a significant impact on its financial position or results of operation.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. Registrant is assessing the impact on future financial reporting related to both past and future transactions, but believes that adoption of this statement will not have a significant impact on its financial position or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk except for the block-forward purchase power contracts that meet the normal purchase exception rule under FASB 133, "Accounting for Derivative Instruments and Hedging Activities." Under the terms of its power purchase contracts with Mirant Marketing and Pinnacle West Capital, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract. For further information, see the section entitled "Contractual Obligations and Other Commitments" included in
Part II, Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                American States Water Company

                Consolidated Balance Sheets - December 31, 2001 and 2000

                Consolidated Statements of Capitalization - December 31, 2001 and 2000

                Consolidated Statements of Income - for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Cash Flows - for the years ended December 31, 2001, 2000 and 1999

        Southern California Water Company

                Balance Sheets - December 31, 2001 and 2000

                Statements of Capitalization - December 31, 2001 and 2000

                Statements of Income - for the years ended December 31, 2001, 2000 and 1999

                Statements of Changes in Common Shareholders' Equity - for the years ended December 31, 2001, 2000 and 1999

                Statements of Cash Flows - for the years ended December 31, 2001, 2000 and 1999

        Notes to Financial Statements

        Report of Management

        Report of Independent Public Accountants

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
(in thousands)                                                            2001            2000
                                                                        ---------       ---------
ASSETS

UTILITY PLANT, AT COST
     Water                                                              $ 645,185       $ 608,032
     Electric                                                              38,525          37,630
                                                                        ---------       ---------
                                                                          683,710         645,662
         Less - Accumulated depreciation                                 (190,656)       (173,367)
                                                                        ---------       ---------
                                                                          493,054         472,295
         Construction work in progress                                     46,788          36,801
                                                                        ---------       ---------
         Net utility plant                                                539,842         509,096
                                                                        ---------       ---------

OTHER PROPERTY AND INVESTMENTS                                             24,104          25,222

CURRENT ASSETS

     Cash and cash equivalents                                             30,496           5,808
     Accounts receivable-Customers, less reserves of $972 in 2001;
       $510 in 2000                                                        10,557          10,481
     Other account receivable                                               5,306           5,233
     Unbilled revenue                                                      12,141          11,363
     Materials and supplies, at average cost                                  970           1,116
     Supply cost balancing accounts                                        25,826          11,145
     Prepayments                                                            2,493           4,085
     Accumulated deferred income taxes - net                                   --           3,249
                                                                        ---------       ---------
         Total current assets                                              87,789          52,480
                                                                        ---------       ---------

DEFERRED CHARGES

     Unamortized debt expense and redemption premium                        7,540           7,190
     Regulatory tax-related assets                                         15,843          17,705
     Other                                                                  8,646           4,953
                                                                        ---------       ---------
         Total deferred charges                                            32,029          29,848
                                                                        ---------       ---------
     TOTAL ASSETS                                                       $ 683,764       $ 616,646
                                                                        =========       =========

The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

                                                            December 31,
 (in thousands)                                           2001         2000
                                                        --------      --------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

     Common shareholders' equity                        $199,982      $192,723
     Preferred Shares                                      1,600         1,600
     Preferred Shares - mandatory redemption                 280           320
     Long-term debt                                      245,692       176,452
                                                        --------      --------
         Total capitalization                            447,554       371,095
                                                        --------      --------

CURRENT LIABILITIES

     Notes payable to banks                               20,000        45,000
     Long-term debt and Preferred Shares - current           800           735
     Accounts payable                                     13,931        11,857
     Taxes payable                                         5,389         5,585
     Accrued interest                                      1,945         1,783
     Other                                                21,571        15,257
                                                        --------      --------
         Total current liabilities                        63,636        80,217
                                                        --------      --------

OTHER CREDITS

     Advances for construction                            69,436        69,230
     Contributions in aid of construction                 43,723        39,670
     Accumulated deferred income taxes - net              53,444        51,131
     Unamortized investment tax credits                    2,882         3,156
     Regulatory tax-related liability                      1,773         1,817
     Other                                                 1,316           330
                                                        --------      --------
         Total other credits                             172,574       165,334
                                                        --------      --------
     TOTAL CAPITALIZATION AND LIABILITIES               $683,764      $616,646
                                                        ========      ========

The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                       December 31,
(In thousands)                                                                    2001           2000
                                                                                ---------       ---------
COMMON SHAREHOLDERS' EQUITY:
      Common Shares, no par value, $2.50 stated value
      Authorized 30,000,000 shares
      Outstanding 10,079,629 in 2001 and 10,079,629 in 2000                     $  25,199       $  25,199
      Additional paid-in capital                                                  100,239         100,239
      Earnings reinvested in the business                                          74,544          67,285
                                                                                ---------       ---------
                                                                                  199,982         192,723
                                                                                ---------       ---------
PREFERRED SHARES: $25 PAR VALUE
      Authorized 64,000 shares
      Outstanding 32,000 shares, 4% Series                                            800             800
      Outstanding 32,000 shares, 4  1/4% Series                                       800             800
                                                                                ---------       ---------
                                                                                    1,600           1,600
                                                                                ---------       ---------
PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION: $25 PAR VALUE, 5% SERIES
      Authorized and outstanding 12,800 shares in 2001 and 14,400 shares
      in 2000                                                                         320             360
      Less: Preferred Shares to be redeemed within one year                           (40)            (40)
                                                                                ---------       ---------
                                                                                      280             320
LONG-TERM DEBT
      Notes/Debentures:
          5.82% notes due 2003                                                     12,500          12,500
          6.64% notes due 2013                                                      1,100           1,100
          6.80% notes due 2013                                                      2,000           2,000
          6.87% notes due 2023                                                      5,000           5,000
          7.00% notes due 2023                                                     10,000          10,000
          7.55% notes due 2025                                                      8,000           8,000
          7.65% notes due 2025                                                     22,000          22,000
          6.81% notes due 2028                                                     15,000          15,000
          6.59% notes due 2029                                                     40,000          40,000
          7.875% notes due 2030                                                    20,000              --
          7.23% notes due 2031                                                     50,000              --
      Private Placement Notes:
          9.56% notes due 2031                                                     28,000          28,000
      Tax-Exempt Obligations:
          5.50% notes due 2026                                                      7,950           7,950
      Variable rate obligation due 2014                                             6,000           6,000
      State Water Project due 2035                                                  6,870           6,949
      Other Debt Instruments:
          8.50% fixed rate obligation due 2013                                      1,630           1,714
          Variable rate obligation due 2018                                           589             622
          Capital Lease Obligations                                                   425             462
      Chaparral City Water Company:
          4% to 4.85% serial bonds due 2007                                         1,295           1,480
          5.20% term bonds due 2011                                                 1,000           1,000
          5.40% term bonds due 2022                                                 4,610           4,610
          4.65% term bonds due 2006                                                   185             215
          5.30% term bonds due 2022                                                 1,015           1,015
          3.34% repayment contract due 2006                                         1,283           1,530
                                                                                ---------       ---------
                                                                                  246,452         177,147
                                                                                ---------       ---------
      Less: Current maturities                                                       (760)           (695)
                                                                                ---------       ---------
                                                                                  245,692         176,452
                                                                                ---------       ---------
TOTAL CAPITALIZATION                                                            $ 447,554       $ 371,095
                                                                                =========       =========

The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

                                                                For the years ended December 31,
(in thousands, except per share amounts)                      2001           2000            1999
                                                           ---------       ---------       ---------
OPERATING REVENUES
    Water                                                  $ 181,474       $ 168,795       $ 159,693
    Electric                                                  15,251          14,366          13,338
    Other                                                        789             799             390
                                                           ---------       ---------       ---------
        Total operating revenues                             197,514         183,960         173,421
                                                           ---------       ---------       ---------
OPERATING EXPENSES
    Water purchased                                           37,609          41,592          36,143
    Power purchased for resale                                19,662          10,664           7,119
    Power purchased for pumping                                9,592           7,509           7,394
    Groundwater production assessment                          6,847           7,489           7,170
    Supply cost balancing accounts                           (14,681)         (6,371)           (473)
    Other operating expenses                                  17,162          16,748          15,594
    Administrative and general expenses                       35,108          26,135          28,600
    Depreciation                                              17,951          15,339          13,650
    Maintenance                                                8,640          10,280           9,799
    Taxes on income                                           15,379          15,127          13,345
    Property and other taxes                                   7,553           7,141           6,566
                                                           ---------       ---------       ---------
        Total operating expenses                             160,822         151,653         144,907
                                                           ---------       ---------       ---------
OPERATING INCOME                                              36,692          32,307          28,514
                                                           ---------       ---------       ---------
OTHER INCOME
    Total other income - net                                    (510)            (99)            532
                                                           ---------       ---------       ---------
    Income before interest charges                            36,182          32,208          29,046
                                                           ---------       ---------       ---------
INTEREST CHARGES
    Interest on long-term debt                                13,497          11,623          11,294
    Other interest and amortization of debt expense            2,238           2,499           1,651
                                                           ---------       ---------       ---------
        Total interest charges                                15,735          14,122          12,945
                                                           ---------       ---------       ---------

NET INCOME                                                    20,447          18,086          16,101
    Dividends on Preferred Shares                                (84)            (86)            (88)
                                                           ---------       ---------       ---------

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS                 $  20,363       $  18,000       $  16,013

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          10,080           9,380           8,958
BASIC EARNINGS PER COMMON SHARE                            $    2.02       $    1.92       $    1.79

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING         10,171           9,411             N/A
FULLY DILUTED EARNINGS PER COMMON SHARE                    $    2.00       $    1.91             N/A

DIVIDENDS DECLARED PER COMMON SHARE                        $    1.30       $   1.285       $    1.28


The accompanying notes are an integral part of these financial statements

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                            Common Shares
                                                       -----------------------     Additional     Earnings
                                                       Number of                    Paid-in     Reinvested in
(in thousands)                                           Shares       Amount       Capital      the Business
                                                       --------      --------     ----------   --------------
BALANCES AT DECEMBER 31, 1998                             8,958      $ 22,394      $ 74,937      $ 56,968
Add:
    Net Income                                                                                     16,101
Deduct:
    Dividends on Preferred Shares                                                                      88
    Dividends on Common Shares - $1.28 per share                                                   11,466
                                                       --------      --------      --------      --------

BALANCES AT DECEMBER 31, 1999                             8,958      $ 22,394      $ 74,937      $ 61,515
Add:
    Net Income                                                                                     18,086
    Issuance of Common Shares for public offering         1,107         2,768        24,924
    Issuance of Common Shares, others                        15            37           378
Deduct:
    Dividends on Preferred Shares                                                                      86
    Dividends on Common Shares - $1.28 per share                                                    8,954
    Dividends on Common Shares - $1.285 per share                                                   3,276
                                                       --------      --------      --------      --------

BALANCES AT DECEMBER 31, 2000                            10,080      $ 25,199      $100,239      $ 67,285
Add:
    Net Income                                                                                     20,447
Deduct:
    Dividends on Preferred Shares                                                                      84
    Dividends on Common Shares - $1.30 per share                                                   13,104
                                                       --------      --------      --------      --------

BALANCES AT DECEMBER 31, 2001                            10,080      $ 25,199      $100,239      $ 74,544
                                                       ========      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the years ended December 31,
(in thousands)                                                  2001           2000          1999
                                                              --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 20,447       $ 18,086       $ 16,101
Adjustments for non-cash items:
    Depreciation and amortization                               17,951         15,339         14,364
    Deferred income taxes and investment tax credits             7,106          5,848          2,440
    Other - net                                                   (383)        (1,043)         1,066
Changes in assets and liabilities:
    Customer receivables                                           (76)          (616)        (1,555)
    Prepayments                                                  1,592            915          1,037
    Supply cost balancing accounts                             (14,681)        (6,371)          (474)
    Accounts payable                                             2,074         (2,567)         3,559
    Taxes payable                                                 (196)           153           (468)
    Unbilled revenue                                              (778)           (18)        (2,042)
    Accrued Interest                                               162            199            179
    Other - net                                                  6,387            862          4,803
                                                              --------       --------       --------
      Net cash provided                                         39,605         30,787         39,010
                                                              --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                                      (48,149)       (45,758)       (57,823)
Acquisition of Chaparral City Water Company Stock                   --        (18,484)            --
Acquisition of Water Rights                                         --         (1,653)            --
                                                              --------       --------       --------
      Net cash used                                            (48,149)       (65,895)       (57,823)
                                                              --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Securities                                          70,000         28,107         47,028
Receipt of advances for and contributions in aid of
construction                                                     6,841          2,512          5,300

Refunds on advances for construction                            (4,686)        (2,961)        (2,957)
Retirement or repayments of long-term debt
    and redemption of Preferred Shares -- net                     (735)          (616)          (435)
Net change in notes payable to banks                           (25,000)        24,000        (17,000)
Common and preferred dividends paid                            (13,188)       (12,315)       (11,554)
                                                              --------       --------       --------
      Net cash provided                                         33,232         38,727         20,382
                                                              --------       --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       24,688          3,619          1,569
Cash and Cash Equivalents, Beginning of Year                     5,808          2,189            620
                                                              --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 30,496       $  5,808       $  2,189
                                                              --------       --------       --------
TAXES AND INTEREST PAID:
Income taxes paid                                             $  7,089       $  9,430       $ 12,137
Interest paid                                                 $ 15,634       $ 14,379       $ 11,834
                                                              --------       --------       --------

NON-CASH TRANSACTIONS:
Property installed by developers and conveyed to Company      $  2,104       $  2,570       $  4,096
Assumption of Chaparral's long-term debt and non-current
    portion of Customer Deposit                                    N/A       $ 11,425            N/A
                                                              ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY

BALANCE SHEETS


                                                                              December 31,
 (in thousands)                                                          2001             2000
                                                                        ---------       ---------
ASSETS

UTILITY PLANT, AT COST
     Water                                                              $ 607,988       $ 570,836
     Electric                                                              38,525          37,630
                                                                        ---------       ---------
                                                                          646,513         608,466
         Less - Accumulated depreciation                                 (181,371)       (165,002)
                                                                        ---------       ---------
                                                                          465,142         443,464
         Construction work in progress                                     46,042          36,605
                                                                        ---------       ---------
         Net utility plant                                                511,184         480,069
                                                                        ---------       ---------

OTHER PROPERTY AND INVESTMENTS                                              9,446           9,711
                                                                        ---------       ---------

CURRENT ASSETS
     Cash and cash equivalents                                             26,079           1,545
     Accounts receivable-Customers, less reserves of $951 in 2001;
              $498 in 2000                                                 10,228          10,071
     Other                                                                  5,202           5,097
     Inter-company receivable                                                  --             376
     Unbilled revenue                                                      11,940          11,363
     Materials and supplies, at average cost                                  883           1,039
     Supply cost balancing accounts                                        25,826          11,145
     Prepayments                                                            2,310           3,756
     Accumulated deferred income taxes - net                                   --           3,256
                                                                        ---------       ---------
           Total current assets                                            82,468          47,648
                                                                        ---------       ---------

DEFERRED CHARGES
     Regulatory tax-related assets                                         15,843          17,705
     Other                                                                 15,433          11,396
                                                                        ---------       ---------
           Total deferred charges                                          31,276          29,101
                                                                        ---------       ---------
TOTAL ASSETS                                                            $ 634,374       $ 566,529
                                                                        =========       =========


The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

BALANCE SHEETS

                                                               December 31,
(in thousands)                                             2001           2000
                                                         --------       --------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common shareholders' equity                              $196,107       $164,808
Long-term debt                                            236,804        167,062
                                                         --------       --------
       Total capitalization                               432,911        331,870
                                                         --------       --------

CURRENT LIABILITIES
Notes payable to banks                                         --         45,000
Long-term debt and preferred shares - current                 300            275
Accounts payable                                           13,548         11,203
Inter-company payable                                          26          4,746
Taxes payable                                               5,599          5,675
Accrued interest                                            1,877          1,722
Other                                                      21,320         13,512
                                                         --------       --------
       Total current liabilities                           42,670         82,133
                                                         --------       --------

OTHER CREDITS
Advances for construction                                  58,570         58,195
Contributions in aid of construction                       43,493         39,642
Accumulated deferred income taxes - net                    52,075         49,569
Unamortized investment tax credits                          2,882          2,973
Regulatory tax-related liability                            1,773          1,817
Other                                                          --            330
                                                         --------       --------
       Total other credits                                158,793        152,526
                                                         --------       --------
TOTAL CAPITALIZATION AND LIABILITIES                     $634,374       $566,529
                                                         ========       ========

The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CAPITALIZATION

                                                             December 31,
(in thousands)                                           2001            2000
                                                      ---------       ---------
COMMON SHAREHOLDERS' EQUITY:
  Common shares, no par value
     Outstanding 100 in 2000 and 110 in 2001          $ 123,391       $  98,391
  Earnings reinvested in the business                    72,716          66,417
                                                      ---------       ---------
                                                        196,107         164,808
                                                      ---------       ---------
LONG-TERM DEBT
Notes/Debentures:
    5.82% notes due 2003                                 12,500          12,500
    6.64% notes due 2013                                  1,100           1,100
    6.80% notes due 2013                                  2,000           2,000
    6.87% notes due 2023                                  5,000           5,000
    7.00% notes due 2023                                 10,000          10,000
    7.55% notes due 2025                                  8,000           8,000
    7.65% notes due 2025                                 22,000          22,000
    6.81% notes due 2028                                 15,000          15,000
    6.59% notes due 2029                                 40,000          40,000
    7.875% notes due 2030                                20,000              --
    7.23% notes due 2031                                 50,000              --
Private Placement Notes:
    9.56% notes due 2031                                 28,000          28,000
Tax-Exempt Obligations:
    5.50% notes due 2026                                  7,950           7,950
    Variable rate obligation due 2014                     6,000           6,000
    State Water Project due 2035                          6,870           6,949
Other Debt Instruments:
    8.50% fixed rate obligation due 2013                  1,630           1,714
    Variable rate obligation due 2018                       589             622
    Capital Lease Obligations                               425             462
                                                      ---------       ---------
                                                        237,064         167,297
 Less: Current maturities                                  (260)           (235)
                                                      ---------       ---------
                                                        236,804         167,062
                                                      ---------       ---------
TOTAL CAPITALIZATION                                  $ 432,911       $ 331,870
                                                      =========       =========

The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME

                                                              For the years ended December 31,
($ in thousand, except per share amounts)                   2001            2000            1999
                                                          ---------       ---------       ---------
OPERATING REVENUES
     Water                                                $ 175,204       $ 167,529       $ 159,693
     Electric                                                15,251          14,366          13,338
                                                          ---------       ---------       ---------
        Total operating revenues                            190,455         181,895         173,031
                                                          ---------       ---------       ---------
OPERATING EXPENSES
     Water purchased                                         37,112          41,450          36,145
     Power purchased for resale                              19,662          10,664           7,119
     Power purchased for pumping                              9,169           7,442           7,394
     Groundwater production assessment                        6,847           7,489           7,170
     Supply cost balancing accounts                         (14,681)         (6,371)           (473)
     Other operating expenses                                16,111          16,306          15,475
     Administrative and general expenses                     33,929          25,545          28,077
     Depreciation                                            16,710          15,086          13,516
     Maintenance                                              8,411          10,191           9,794
     Taxes on income                                         15,066          14,881          13,473
     Property and other taxes                                 7,089           7,037           6,563
                                                          ---------       ---------       ---------
        Total operating expenses                            155,425         149,720         144,253
                                                          ---------       ---------       ---------
OPERATING INCOME                                             35,030          32,175          28,778
                                                          ---------       ---------       ---------

OTHER INCOME
     Total other income - net                                  (624)           (140)            509
                                                          ---------       ---------       ---------
     Income before interest charges                          34,406          32,035          29,287
                                                          ---------       ---------       ---------

INTEREST CHARGES
     Interest on long-term debt                              13,015          11,512          11,294
     Other interest and amortization of debt expense          1,562           2,838           1,651
                                                          ---------       ---------       ---------
        Total interest charges                               14,577          14,350          12,945
                                                          ---------       ---------       ---------

NET INCOME                                                   19,829          17,685          16,342

EARNINGS AVAILABLE FOR COMMON SHAREHOLDER                 $  19,829       $  17,685       $  16,342

BASIC EARNINGS PER COMMON SHARE                           $ 185,318       $ 176,850       $ 163,420

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            107             100             100

DIVIDENDS DECLARED PER COMMON SHARE                       $ 123,000       $ 129,000       $ 120,400

The accompanying notes are an integral part of these financial statements.

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                           Common Shares
                                                       -----------------------     Additional     Earnings
                                                       Number of                    Paid-in     Reinvested in
(in thousands)                                           Shares       Amount       Capital      the Business
                                                       --------      --------     ----------   --------------
BALANCES AT DECEMBER 31, 1998                               100       $98,391            --        $57,330

Add:
     Net Income                                                                                     16,342
Deduct:
     Dividends on Common Shares - $30,900 per share                                                  3,090
     Dividends on Common Shares - $30,500 per share                                                  3,050
     Dividends on Common Shares - $29,000 per share                                                  2,900
     Dividends on Common Shares - $30,000 per share                                                  3,000
                                                         ------       -------        ------        -------

BALANCES AT DECEMBER 31, 1999                               100       $98,391            --        $61,632
Add:
     Net Income                                                                                     17,685
Deduct:
     Dividends on Common Shares - $32,000 per share                                                  3,200
     Dividends on Common Shares - $31,000 per share                                                  3,100
     Dividends on Common Shares - $33,000 per share                                                  3,300
     Dividends on Common Shares - $33,000 per share                                                  3,300
                                                         ------       -------        ------        -------
BALANCES AT DECEMBER 31, 2000                               100        $98,391           --        $66,417

Add:
     Net Income                                                                                     19,829
     Issuance of Common Shares                               10         25,000           --
Deduct:
     Dividends on Common Shares - $33,000 per share                                                  3,300
     Dividends on Common Shares - $30,000 per share                                                  3,300
     Dividends on Common Shares - $33,000 per share                                                  3,630
     Dividends on Common Shares - $30,000 per share                                                  3,300

BALANCES AT DECEMBER 31, 2001                               110       $123,391           --        $72,716
                                                         ======       =======        ======        =======

The accompanying notes are an integral part of these financial statements

                        SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CASH FLOWS

                                                                 For the years ended December 31,
(in thousands)                                                  2001           2000           1999
                                                              --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $ 19,829       $ 17,685       $ 16,342
     Adjustments for non-cash items:
        Depreciation and amortization                           16,710         15,086         14,229
        Deferred income taxes and investment tax credits         7,489          5,685          2,430
        Other - net                                             (2,225)          (479)         1,308
     Changes in assets and liabilities:
        Customer receivables                                      (157)            64         (1,640)
        Prepayments                                              1,446          1,095         (1,137)
        Supply cost balancing accounts                         (14,681)        (6,371)          (474)
        Accounts payable                                         2,345         (2,412)         3,561
        Taxes payable                                              (76)           (25)          (447)
        Unbilled revenue                                          (577)           (18)        (2,042)
        Accrued Interest                                           155            138            179
        Other - net                                              3,515          4,352          7,074
                                                              --------       --------       --------
         Net cash provided                                      33,773         34,800         39,383
                                                              --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Construction expenditures                                 (47,598)       (45,560)       (57,823)
                                                              --------       --------       --------
         Net cash used                                         (47,598)       (45,560)       (57,823)
                                                              --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Securities                                     95,000             --         47,028
     Receipt of advances for and contributions in aid of
     construction                                                6,241          2,512          3,883
     Refunds on advances for construction                       (4,119)        (2,961)        (1,540)
     Repayments of long-term debt                                 (233)          (366)          (395)
     Net change in notes payable to banks                      (45,000)        24,000        (17,000)
     Common dividends paid                                     (13,530)       (12,900)       (12,040)
                                                              --------       --------       --------
         Net cash provided                                      38,359         10,285         19,936
                                                              --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            24,534           (475)         1,496
Cash and Cash Equivalents, Beginning of Year                     1,545          2,020            524
                                                              --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 26,079       $  1,545       $  2,020
                                                              --------       --------       --------

TAXES AND INTEREST PAID:
     Income taxes paid                                        $  6,602       $  9,152       $ 12,241
     Interest paid                                            $ 14,461       $ 14,120       $ 11,834
                                                              --------       --------       --------

NON-CASH TRANSACTIONS:
     Property installed by developers and conveyed to
     Company                                                  $  2,104       $  2,570       $  4,096
                                                              ========       ========       ========

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

        American States Water Company (AWR) is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and Chaparral City Water Company (CCWC). SCW is a public utility engaged principally in the purchase, production, distribution and sale of water in California. SCW also distributes electricity in several California mountain communities. The California Public Utilities Commission (CPUC) regulates SCW's water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (ACC) serving approximately 11,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. AWR completed the acquisition of the common stock of CCWC on October 10, 2000 for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. ASUS performs non-regulated, water related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of ASUS or AWR. The consolidated financial statements include the accounts of AWR, SCW, ASUS and CCWC. AWR's assets and revenues are primarily those of SCW.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements of AWR include the accounts of AWR and its wholly owned subsidiaries SCW, ASUS and CCWC (collectively referred to as Registrant). Inter-company transactions and balances have been eliminated. The preparation of these financial statements required the use of certain estimates by management in determining Registrant's assets, liabilities, revenues and expenses.

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

        Property and Depreciation: SCW and CCWC capitalize, as utility plant, the cost of additions and replacements of retirement units. Such cost includes labor, material and certain indirect charges. Depreciation is computed on the straight-line, remaining-life basis. For the years 2001, 2000 and 1999 the aggregate provisions for depreciation for SCW approximated 2.6%, 2.6% and 2.5% of the beginning of the year depreciable plant, respectively. The aggregate provision for depreciation for CCWC is 2.5% for each of the same three years.

        At December 31, 2001, Registrant had $12,285,000 in goodwill included in Other Property and Investments. This amount represents the difference between the purchase price of the common equity of CCWC and CCWC's book equity at the time of closing and was being amortized over a period of 40 years. Pursuant to FASB No. 142, Goodwill and Other Intangible Assets, AWR has concluded that this goodwill is not impaired at December 31, 2001. As a result, amortization of this goodwill will cease effective January 1, 2002. AWR is required to reassess impairment annually.

        Interest: Interest is generally not capitalized for financial reporting purposes as such procedure is not followed for ratemaking purposes.

        Revenues: Revenues include amounts billed to customers and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period.

        Basic Earnings Per Common Share: Basic Earnings per Common Share are based upon the weighted average number of Common Shares outstanding and net income after deducting preferred dividend requirements.

        Fully Diluted Earnings Per Common Share: Diluted Earnings Per Common Share are based upon the weighted average number of Common Shares including both outstanding and shares potentially issued in connection with stock options granted under Registrant's 2000 Stock Incentive Plan, and net income after deducting preferred dividend requirements. At December 31, 2001 and 2000, respectively, there were 91,647 and 45,657 options outstanding.

        Supply Cost Balancing Accounts: As permitted by the CPUC prior to November 29, 2001, Registrant maintained water and electric supply cost balancing accounts for SCW to account for under-collections and over-collections of revenues designed to recover such costs. Costs were recorded in income and charged to balancing accounts when such costs were incurred. The balancing accounts were reversed when such costs were recovered through rate adjustments. Registrant accrued interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. On November 29, 2001, the CPUC issued a resolution ordering that water utilities with existing balancing accounts cease booking amounts into these accounts. In its place, the CPUC required water utilities to start a new memorandum account that would work in a manner similar to the balancing account to track the under-collection or over-collection of supply costs for its water utility service areas. In accordance with this resolution, all supply costs will be accounted for and included in the income statement, just as is the case currently. However, the income statements will not include entries in the income statement reflecting the differences between actual unit supply costs included in rates and those actually experienced by SCW for its water utility service areas. Amounts included in deferred costs (balancing accounts) in the balance sheet will continue to be included in such accounts for SCW's Bear Valley Electric division for recovery at a later date in accordance with the pre-November 29, 2001 procedure applicable to both its water and electric supply balancing accounts. SCW, will not be entitled to recover any deferred costs for its water utility service areas unless (i) the utility is within its general rate case cycle and (ii) it is earning less than its authorized rate of return on a weather normalized means test basis. Registrant does not maintain a supply cost balancing account for CCWC.

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

        Other Credits: Advances for construction represent amounts advanced by developers, which are generally refundable at rates ranging from 10% to 22% of the revenue received from the installations for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property. For CCWC, advances for construction represents amounts advanced by developers which are refundable over 10 to 20 years. Refund amounts under the contracts are based on annual revenues from the extensions.

        Cash and Cash Equivalents: For purposes of the Statements of Cash Flows, cash and cash equivalents include short-term cash investments with an original maturity of three months or less.

        Financial Instrument Risk: Registrant does not carry any financial instruments with off-balance sheet risk nor does its operations result in concentrations of credit risk except for the block-forward purchase power contracts. Under the terms of its power purchase contracts with Mirant Americas Energy Marketing, LP (Mirant Marketing) and Pinnacle West Capital Corporation (Pinnacle West Capital), SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. SCW will be in default under the terms of these contracts if its debt is rated less than BBB- by Standard & Poor's Ratings Service ("S&P") or Fitch, Inc. ("Fitch") or less than Baa3 by Moody's Investor Services, Inc ("Moody's"). SCW currently has a rating of A+ by S & P and A2 by Moody's. Fitch does not rate SCW. These block-forward purchase power contracts meet the normal purchase exception rule under FASB No.133, "Accounting for Derivative Instruments and Hedging Activities."

        Fair Value of Financial Instruments: The table below estimates the fair value of each represented class of financial instrument held by Registrant. For cash and cash equivalents, accounts receivable and short-term debt, the carrying amount is used. Otherwise, rates available to Registrant at December 31, 2001 and 2000 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

                                               2001                              2000
                                   ------------------------------   ---------------------------------
(dollars in thousands)             Carrying amount     Fair value   Carrying amount       Fair value
                                   ---------------     ----------   ---------------       -----------
Financial assets:
    Cash                                   $30,496        $30,496            $5,808           $5,808
    Accounts receivable                     28,004         28,004            27,077           27,077
Financial liabilities:
    Short-term debt                         20,000         20,000            45,000           45,000
    Long-term debt                        $246,452       $260,274          $177,147         $186,475
                                  ----------------- -------------- ----------------- ----------------


NOTE 2 - CAPITAL STOCK

        All of the series of Preferred Shares outstanding at December 31, 2001 are redeemable at the option of AWR. At December 31, 2001, the redemption price per share for each series of $25 Preferred Shares was $27.00, $26.50 and $25.25 for the 4%, 4 1/4% and 5% Series, respectively, plus accrued and unpaid dividends to the redemption date.

        The $25 Preferred Shares, 5% Series, are subject to mandatory redemption provisions of 1,600 shares per year. The annual aggregate mandatory redemption requirement for this Series for the five years subsequent to December 31, 2001 is $40,000 each year. AWR intends to redeem or repurchase all of its outstanding Preferred Shares during the first quarter of 2002.

        AWR has a Registration Statement on file with the SEC for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. On August 16, 2000, AWR issued 1,107,000 shares under this Registration Statement. Net proceeds from this sale were used to fund a portion of the purchase price of CCWC and were invested in SCW. As of December 31, 2001, approximately $31,080,000 remained for issuance under this Registration Statement.

        For the year ended December 31, 2001 and December 31, 1999, all shares issued under Registrant's Common Share Purchase and Dividend Reinvestment Plan
(DRP) and the 401(k) Plan were purchased on the open market. For the year ended December 31, 2000, Registrant issued 6,961 and 7,997 Common Shares under Registrant's DRP and 401(k) Plan, respectively. There are 493,039 and 63,411 Common Shares authorized but unissued under the DRP and the 401(k) Plan, respectively, at December 31, 2001. Shares reserved for the 401(k) Plan are in relation to Company matching contributions and for investment purposes by participants.

        There are 250,000 Common Shares reserved for issuance under Registrant's "2000 Stock Incentive Plan." Under the Plan, stock options representing, 45,657 and 45,999 Common Shares upon exercise were granted to certain eligible employees on May 1, 2000 and January 2, 2001, respectively. The following table sets forth information with respect to all options granted. The fair value for each option granted was determined on the date of grant using the Black-Scholes model.

               December 31,                    2001                      2000
               ------------               ---------------           --------------
        Exercise Price/share                  $34.81                    $31.25
        Expiration date                   January 1, 2011           April 30, 2010
        Risk-free rate of return               5.7%                      6.5%
        Dividend yield                         4.2%                      4.0%
        Expected volatility                    30.5%                     28.4%
        Fair value/share                      $10.90                     $9.89


        One-third of the stock options granted become excisable on each of the first three anniversaries of the grant date, but may be exercised earlier if there is a change in control of the Company. No options were exercised at December 31, 2001.

        SCW and CCWC are subject to contractual restrictions on their ability to pay dividends. Dividends in the amount of $13,530,00 and $12,900,000 were paid by SCW in 2001 and 2000, respectively. Dividends in an amount of $1,003,000 were distributed to AWR in 2001 by CCWC. There were no dividends distributed from CCWC to AWR in 2000.

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

        Each Right represents a right to purchase 1/1000th of Junior Participating Preferred Share at the price of $120, subject to adjustment (the Purchase Price). Each Junior Participating Preferred Share is entitled to receive a dividend equal to 1000 times any dividend paid on each Common Share and 100 votes per share in any shareholder election. The Rights become exercisable upon occurrence of a Distribution Date event. A Distribution Date event occurs if (i) any person accumulates 15% of the then outstanding Common Shares, (ii) any person presents a tender offer which caused the person's ownership level to exceed 15% and the board determines the tender offer not to be fair to AWR's shareholders, or (iii) the board determines that a shareholder maintaining a 15% interest in the Common Shares could have an adverse impact on AWR or could attempt to pressure AWR to repurchase the holder's shares at a premium.

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

        The board of directors may determine that, in certain circumstances, a proposal, which would cause a distribution of the Rights, is in the best interest of AWR's shareholders. Therefore, the board of directors may, at its option, redeem the Rights at a redemption price of $0.01 per Right.

NOTE 3 - BANK DEBT

        AWR maintained a non-revolving credit facility with a $25 million aggregate borrowing capacity in 2001. At December 31, 2001, $20 million was outstanding under this facility. It was subsequently paid off on January 2, 2002. The aggregate short-term borrowing capacity available to SCW under its three bank lines of credit was $47 million as of December 31, 2001, of which no amount was outstanding. There were no compensating balances required. Loans can be obtained at the option of Registrant and bear interest at rates based on floating prime borrowing rates or at money market rates.

        Registrant's short-term borrowing activities for the last three years were as follows:

                                                                  December 31,
        (in thousands, except percent)                2001            2000          1999
                                                    -------         -------       -------
        Balance Outstanding at December 31,         $20,000         $45,000       $21,000
        Interest Rate at December 31,                 2.82%           7.19%         7.35%
        Average Amount Outstanding                  $34,748         $38,531        $8,775

        Weighted Average Annual Interest Rate         4.65%           7.11%         5.11%
        Maximum Amount Outstanding                  $50,000         $50,000       $21,000
                                                    -------         -------       -------


        There were no short-term borrowing activities at ASUS or CCWC.

NOTE 4 - LONG TERM DEBT

        In January 2001, $20 million of Series C Medium Term Notes were sold with net proceeds from the issuance initially used to repay short-term bank borrowings and, after that, to fund construction expenditures. In 2001 SCW filed a Registration Statement for issuance from time to time of up to $100 million in debt securities. SCW issued $50 million in long-term debt in December 2001. The net proceeds were used to repay short-term bank borrowings, with the remaining proceeds used to refund certain existing long-term debt obligations, and for payments for construction, completion, extension or improvement of facilities. SCW has no mortgage debt, and leases and other similar financial arrangements are not material.

        CCWC has long-term Industrial Development Authority Bonds (IDA Bonds) and a repayment contract due 2006. Substantially all of the utility plant of CCWC is pledged to secure its IDA Bonds. The Bond Agreement, among other things,
(i) requires CCWC to maintain certain financial ratios, and (ii) restricts CCWC's ability to incur additional debt, make liens, sell, lease or dispose of assets, merge with another corporation, and pay dividends.

        SCW has posted an Irrevocable Letter of Credit, which expires April 30, 2002 in the amount of $2,513,183 with an annual fee of 0.75% as security for its self-insured workers' compensation plan. SCW has also provided an Irrevocable Letter of Credit with a fee of 0.9%, which expires November 15, 2003, in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District. Additionally, in November 2000, SCW posted an Irrevocable Letter of Credit with an annual fee of 0.65%, which expires in October 1, 2002, in the amount of $250,000 as security for the deductible in the Company's business automobile insurance policy.

        Annual maturities of all long-term debt, including capitalized leases, amount to $759,867, $13,300,444, $849,286, $903,262 and $662,768 for the five years ending December 31, 2002 through 2006, respectively.

NOTE 5 - TAXES ON INCOME

        Registrant provides deferred income taxes for temporary differences under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements. The most significant items are the tax effects of accelerated depreciation, the supply cost balancing accounts and advances for and contributions-in-aid-of- construction. SFAS No. 109 also requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Since the CPUC has consistently permitted the recovery of previously flowed-through tax effects, SCW has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities.

        Deferred investment tax credits are being amortized to other income ratably over the lives of the property, giving rise to the credits.

        The significant components of deferred tax assets and deferred tax liabilities, as reflected in the balance sheets, and the accumulated net deferred income tax liabilities at December 31, 2001 and 2000 were:

                                                                       December 31,
                                                               --------------------------
        (dollars in thousands)                                   2001              2000
                                                               -------            -------
        Deferred tax assets:
            Other                                              $14,934            $14,969
                                                              --------           --------

                                                                14,934             14,969
                                                              --------           --------
        Deferred tax liabilities

            Depreciation                                       (48,064)           (46,540)
            Other property related                              (8,178)            (8,728)
            Other non-property related                          (2,666)            (4,480)
            Balancing accounts                                  (9,470)            (3,103)
                                                              --------           --------
                                                               (68,378)           (62,851)
                                                              --------           --------
        Accumulated deferred income taxes - net               $(53,444)          $(47,882)
                                                              --------           --------

        The current and deferred components of income tax expense are as follows:

                                                                  December 31,
                                                        ---------------------------------
        (dollars in thousands)                            2001        2000          1999
                                                        -------     -------       -------
        Current
            Federal                                      $5,312      $7,991        $9,360
            State                                         1,612       2,242         2,799
                                                        -------     -------       -------
        Total current tax expense                         6,924      10,233        12,159
                                                        -------     -------       -------
        Deferred - Federal and State:
            Accelerated depreciation                      3,376       3,556         3,405
            Balancing accounts                            6,436       2,863         (207)
            Advances and contributions                       --          --            --
            California privilege year franchise tax     (1,015)     (1,216)         (970)
            Other                                         (657)       (392)         (664)
                                                        -------     -------       -------
        Total deferred tax expense                        8,140       4,811         1,564
                                                        -------     -------       -------
        Total income tax expense                         15,064      15,044        13,723
                                                        -------     -------       -------
        Income taxes included in operating expenses      15,379      15,127        13,345

        Income taxes included in other income and
        expenses - net                                    (315)        (83)           378
                                                        -------     -------       -------
        Total income tax expense                        $15,064     $15,044       $13,723
                                                        =======     =======       =======


Additional information regarding taxes on income is set forth in the following table:

                                                                  December 31,
                                                        ---------------------------------
        (dollars in thousands, except percent)            2001        2000          1999
                                                        -------     -------       -------
        Federal taxes on pre-tax income at
        statutory rates                                 $12,426     $11,595       $10,438
        Increase (decrease) in taxes resulting
        from:
            State income tax expense                      2,900       2,722         2,605
            Depreciation                                  1,424       1,424         1,184
            Federal benefit of state taxes              (1,015)       (953)         (912)
            Adjustments to prior years' provisions        (686)         101           433
            Payment of premium on redemption                 66          66            66
            Other - net                                    (51)          89          (91)
                                                        -------     -------       -------
        Total income tax expense                        $15,064     $15,044       $13,723
                                                        -------     -------       -------
        Pre-tax income                                  $35,511     $33,130       $29,824
                                                        -------     -------       -------
        Effective income tax rate                         42.4%       45.4%         46.0%
                                                        -------     -------       -------


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

        The CPUC has issued a decision, which provides for the recovery in rates of tax-deductible contributions made to a separate trust fund. In accordance with that decision, Registrant established two separate trusts in 1995, one for those retirees who were subject to a collective bargaining agreement and another for all other retirees. Registrant's funding policy is to contribute annually an amount at least equal to the revenues authorized to be collected through rates for post-retirement benefit costs. Post-retirement benefit costs for 1993, 1994 and 1995 were estimated at a total of $1.6 million and have been recorded as a regulatory asset for recovery over a 20-year period. The unamortized balance at December 31, 2001 was approximately $452,100.

        At December 30, 2001, Registrant had 740 participants in the Plan, 74 of these are employees covered by collective bargaining agreements, the earliest of which expires in 2002. The following table sets forth the Plan's funded status and amounts recognized in Registrant's balance sheets and the components of net pension cost and accrued post-retirement liability at December 31, 2001 and 2000:

                                                        Pension Benefits         Other Benefits
                                                       ------------------      ------------------
        (dollars in thousands)                           2001       2000        2001        2000
                                                       -------    -------      ------      ------
        CHANGE IN BENEFIT OBLIGATION:
        Benefit Obligation at beginning of year        $40,521    $35,513      $4,585      $4,431
        Service Cost                                     1,868      1,530         115         103
        Interest Cost                                    2,877      2,649         335         313
        Actuarial Loss/(Gain)                              (81)     2,164         159         (32)
        Plan Amendment                                     105         --          --          --
        Benefits Paid                                   (1,460)    (1,335)       (255)       (230)
                                                       -------    -------      ------      ------
        Benefit Obligation at end of year              $43,830    $40,521      $4,939      $4,585

        CHANGES IN PLAN ASSETS:
        Fair Value of Plan Assets at                   $45,105    $47,776      $2,058      $1,760
        beginning of year
        Actual Return of Plan Assets                    (1,641)    (1,336)        (78)         70
        Employer Contributions                              --         --         468         458
        Benefits Paid                                   (1,460)    (1,335)       (256)       (230)
                                                       -------    -------      ------      ------
        Fair Value of Plan Assets at end of year       $42,004    $45,105      $2,192      $2,058
        RECONCILIATION OF FUNDED STATUS:
        Funded Status                                  ($1,826)    $4,583     ($2,748)    ($2,528)
        Unrecognized Transition Obligation                  --         --       5,449       5,868
        Unrecognized Net Loss/(Gain)                     2,137     (2,969)     (1,218)     (1,704)
        Unrecognized Prior Service Cost                    372        311      (2,829)     (3,028)
                                                       -------    -------      ------      ------
        Prepaid/(Accrued) Pension Cost                    $683     $1,925     ($1,345)    ($1,392)

        WEIGHTED-AVERAGE ASSUMPTIONS AS OF
        DECEMBER 31:
        Discount Rate                                    7.25%      7.25%       7.25%       7.25%
        Long-term Rate of Return                         8.00%      8.00%       8.00%       8.00%
        Salary Assumption                                4.00%      4.00%         --          --
        Medical Cost Trend Rate                            --         --        8.50%       6.00%


        A sliding scale for assumed health care cost increase was used for both periods, starting at 6% in 2000 then remaining at 8.5% in 2001 graded down 1/2 percentage point each year to 5% after 7 years.

        The components of net periodic post-retirement benefits cost for 2001 and 2000 are as follows:

                                                    Pension Benefits       Other Benefits
                                                    ----------------      ---------------
        (dollars in thousands)                       2001      2000       2001       2000
                                                    ------    ------      ----       ----
        COMPONENTS OF NET PERIODIC BENEFITS
        COST
        Service Cost                                $1,868    $1,530      $115       $103
        Interest Cost                                2,877     2,649       335        313
        Actual Return on Plan Assets                 1,641     1,336        78        (70)
        Net Amortization                            (5,144)   (5,448)     (106)        23
                                                    ------    ------      ----       ----
        Net Periodic Pension Cost                   $1,242       $67      $422       $369


        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                          1-Percentage-     1-Percentage-
        (dollars in thousands)                            Point Increase    Point Decrease
                                                          --------------    --------------
        Effect on Total of Service and Interest Cost
        Components                                                   $12            ($10)
        Effect on Postretirement Benefit Obligation                 $171           ($152)


        Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Company contributions to the 401(k) are based upon a percentage of individual employee contributions and, for 2001, 2000 and 1999, totaled $953,938, $968,019, and $920,340, respectively.

NOTE 7 - BUSINESS RISKS AND COMMITMENTS

        Registrant's utility operations are engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues in 2001, which is about the same percentage as in 2000. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, general business conditions and condemnation.

        Approximately 39.6% of SCW's water supply is purchased from wholesalers of imported water, with the remainder produced from Company wells. The long-term availability of imported water supplies is dependent upon, among other things, drought conditions throughout the state, increases in population, water quality standards and legislation that may potentially reduce water supplies. Reservoir storage statewide is at 95% of normal in January of 2002. The Metropolitan Water District of Southern California has publicly assured consumers that it is well prepared to help the region through one or more dry years.

        CCWC has a long-term water supply contract with the Central Arizona Water Conservation District through September 2043 and is entitled to take 6,978 acre feet of water per year from the Central Arizona Project (CAP). CCWC's water supply may be subject to interruption or reduction, in particular owing to interruption or reduction of CAP water. In the event of interruption or reduction of CAP water, CCWC can rely on its well water supplies for short-term periods. However, in any event, the quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs. For the 2001 water year 6,929,200 AF of water flowed into Lake Powell from the Colorado River, which is only 52% of normal. However the Lake itself is currently at 95% of normal level at the end of 2001.

        The electric energy environment in California has changed as a result of the December 1995 CPUC decision on restructuring of California's electric utility industry and state legislation passed in 1996. SCW's Bear Valley electric customer service area was exempted by the CPUC from compliance with most of the provisions of the CPUC order and the state legislation.

        On January 17, 2001, the Governor of the State of California proclaimed a state of emergency in California due to shortages of electricity available to certain of California's utilities (resulting in blackouts), the unanticipated and dramatic increases in electricity prices and the insufficiency of electricity available from certain of California's utilities to prevent disruption of electric service in California. The reasons for the high cost of energy are under investigation but are reported to include, among other things, limited supply caused by a lack of investment in new power plants to meet growth in demand, planned and unplanned outages of power plants, decreased availability of hydroelectric power from the Pacific Northwest due to lower than usual precipitation and higher demand for electricity in the region, transmission line constraints, increased prices for natural gas, the fuel used in many of the power plants serving the region, and a dysfunctional power market.

        All electric energy sold by SCW to customers in its BVE customer service area is purchased from others. In response to the potential for rising electricity costs, SCW entered into block forward purchase contracts with various parties over time. In March 2001, SCW entered into a five-year, block forward purchase contract with Mirant Americas Energy Marketing, LP (Mirant Marketing) to supply its BVE customer service area with 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. SCW has filed a complaint with the Federal Energy Regulatory Commission seeking to reduce the rates in the Mirant Marketing contract to a just and reasonable price. In June 2001, SCW executed a three-year, block forward purchase agreement with Pinnacle West Capital

Corporation for an additional 8 MWs of electric energy to meet BVE's peak winter demands at a price of $75 per MWh for the first year, $48 per MWh for the second year and $36 per MWh for the third year. The average minimum load at SCW's Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 38 MWs when the snowmaking machines at the ski resorts are operating

        On February 8, 2002, a settlement agreement among SCW, all intervening parties and the Office of Ratepayer Advocates ("ORA") was filed with the CPUC that will permit SCW to recover $77 per MWh of purchased power costs through rates. SCW will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year for 10 years in its balancing account. To the extent SCW's actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed against income. SCW has established approximately $7.9 million in reserves as of December 31, 2001 against potential non-recovery of electric power costs. In addition, the settlement extended the previously approved surcharges for an additional five years to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account. The proposed settlement also requires SCW to pursue its complaint filed with FERC in which SCW has requested FERC to reduce the prices in its power purchase contract with Mirant Marketing to just and reasonable prices. A final decision in this matter is expected during the second quarter of 2002. Management believes the CPUC will support the settlement agreement, but is unable to predict when or if the CPUC will authorize recovery of any or all of the costs agreed to in the settlement. For further information, see the sections entitled "Liquidity and Capital Resources" and "Electric Energy Situation in California" included in Part II,
Item 7 in Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Demand for energy in SCW's Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power. In order to meet these increasing energy demands, SCW is considering a number of options including (i) the purchase of electric energy from on-site generation facilities installed by a third party, (ii) the use of portable generation, and
(iii) the installation of generation owned by Registrant. Each of these options is expected to result in further increases in electric energy prices for customers of SCW's BVE customer service area.

NOTE 8 - CONTINGENCIES

        SCW has been named as a defendant in twenty lawsuits that allege that SCW and others delivered unsafe water to their customers. Plaintiffs in these actions seek damages, including general, special, and punitive damages, according to proof at trial, as well as attorney's fees on certain causes of action, costs of suit, and other unspecified relief. Seventeen of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of California; three of the lawsuits involve a customer service area located in Sacramento County in northern California. On September 1, 1999, the Court of Appeal in San Francisco held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of these lawsuits. On October 11, 1999, one group of plaintiffs appealed the decision to the California Supreme Court.

        On February 4, 2002, the California Supreme Court concluded that (i) the CPUC had preemptive jurisdiction over claims seeking injunctive relief and claims based on the theory that a public utility regulated by the CPUC provided unsafe drinking water even though it had complied with federal and state drinking water standards, but (ii) the CPUC did not have preemptive jurisdiction over damage claims alleging violations of federal and state drinking water standards by public utilities regulated by the CPUC. As a result, damage claims based on allegations of violations of federal and state drinking water standards may proceed while the other claims must be dismissed. In light of the breadth of plaintiffs' claims, the lack of factual information regarding plaintiffs' claims and injuries, if any, the impact of the California Supreme Court decision on plaintiff's claims and the fact that no discovery has yet been completed, SCW is unable at this time to determine what, if any, potential liability it may have with respect to claims based on allegations of violation of federal and state drinking water standards.

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

        In a separate case, also filed on October 25, 1999, SCW sued Aerojet-General Corporation (Aerojet) for causing the contamination of the Sacramento County Groundwater Basin. On March 22, 2000, Aerojet filed a cross complaint against SCW for negligence and constituting a public nuisance. Registrant is unable to determine at this time what, if any, potential liability it may have with respect to the cross complaint, but intends to vigorously defend itself against these allegations. Management cannot predict the likely outcome of this proceeding.

        The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting the cases against CRWQCB and Aerojet from customers, less any recovery from the defendants or others. As of December 31, 2001, approximately $6,640,000 has been recorded in the memorandum accounts. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1,800,000, in expenses that were incurred on or before August 31, 2000. SCW will continue to file additional Advice Letters to recover the remaining costs. Management believes these costs are recoverable but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

        On April 25, 2001, Registrant filed a lawsuit against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure. MTBE contaminated water exists in areas of the basin from which SCW has pumped water through its Charnock Well Field. As a result, SCW ceased operation of its Charnock Well Field in October 1996. Registrant has reached an agreement in this matter that assigns the prosecution of litigation against the potentially responsible parties to the City of Santa Monica, California (Santa Monica). As part of the agreement and in exchange for an assignment payment, Santa Monica will prosecute the case against the potentially responsible parties. Registrant expects that Santa Monica will sign the agreement by the end of the first quarter of 2002.

        SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW's Bear Valley Electric Service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach and quantum meruit. Registrant has discussed various settlement options with Edison regarding this matter. However, management cannot predict the likely outcome of either the negotiations or the lawsuits.

        Under the terms of an energy purchase contract with Dynegy Power Marketing, Inc. (DYPM) that expires on April 30, 2002, DYPM has agreed to provide electric energy to SCW in excess of the amounts it has purchased under the forward block purchase contracts previously described, to sell excess energy purchased by SCW under the terms of these contracts, if requested by SCW, and to act as scheduling coordinator for SCW. However, SCW has entered into a separate agreement for Automated Power Exchange, Inc. to act as its scheduling coordinator and will not utilize the services of DYPM. SCW has withheld payment on $3.4 million invoiced by DYPM for the period December 20, 2000 through February 20, 2001, pending resolution of certain disputes. Most of this amount is included in the electric supply cost balancing account. Based on information available to it, Registrant expects the amount in dispute to increase.

        Management believes that proper insurance coverage and reserves are in place to insure against property, general liability and workers' compensation claims incurred in the ordinary course of business.

NOTE 9 - CONSTRUCTION PROGRAM

        Registrant's 2002 construction budget provides for gross expenditures of approximately $64.5 million; $8.7 million of this amount is to be obtained from developers and others. CCWC has a net capital budget of $1.4 million for 2002. AWR and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate municipal water and wastewater systems, which may involve significant capital commitments.

NOTE 10 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The table below presents Registrant's provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2001 represent both SCW and CCWC. Provisions in 2000 and 1999 represent SCW only.

                                                                    December 31,
                                                         --------------------------------
        (dollars in thousands)                             2001         2000         1999
                                                         ------         ----         ----
        Balance at beginning of year                       $510         $487         $403
        Provision charged to expense                      1,033          630          852
        Accounts written off, net of recoveries            (571)        (607)        (768)
                                                         ------         ----         ----
        Balance at end of year                             $972         $510         $487
                                                         ------         ----         ----


        Neither AWR parent nor ASUS have established any provision for doubtful accounts.

NOTE 11 - BUSINESS SEGMENTS

        AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water-service utility operation conducted through its CCWC unit, and a non-regulated activity unit through the ASUS subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS are conducted in California and Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW's operating segments, CCWC and non-regulated businesses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.

(dollars in thousands)                                    Year Ended December 31, 2001
                               -----------------------------------------------------------------------------------
                                          SCW
                               --------------------------
                                                                      CCWC               Non-         Consolidated
                                 Water           Electric             Water           Regulated*           AWR
                               --------          --------           --------          ----------      ------------
Operating revenues             $175,204          $ 15,251           $  6,270          $    789          $197,514
Operating income
  before income taxes            54,037            (3,941)             1,915                60            52,071
Identifiable assets             484,002            27,182             28,658                --           539,842
Depreciation expense             15,264             1,446              1,241                --            17,951
Capital additions              $ 47,447          $  2,256           $    550                --          $ 50,253


(dollars in thousands)                                    Year Ended December 31, 2000
                               -----------------------------------------------------------------------------------
                                          SCW
                               --------------------------
                                                                      CCWC               Non-         Consolidated
                                 Water           Electric             Water           Regulated*           AWR
                               --------          --------           --------          ----------      ------------
Operating revenues             $167,529          $ 14,366          $  1,266          $    799          $183,960
Operating income
  before income taxes            42,542             4,520               292                80            47,434
Identifiable assets             453,538            26,531            29,027                --           509,096
Depreciation expense             13,685             1,401               253                --            15,339
Capital additions              $ 43,483          $  2,303          $    196                --          $ 45,982


(dollars in thousands)                                    Year Ended December 31, 1999
                               -----------------------------------------------------------------------------------
                                          SCW
                               --------------------------
                                                                    CCWC            Non-         Consolidated
                                 Water           Electric           Water        Regulated*           AWR
                               --------          --------         --------       ----------      ------------
Operating revenues             $159,693          $ 13,338          N/A          $    390           $173,421
Operating income
  before income taxes            38,430             3,821          N/A              (392)            41,859
Identifiable assets             423,870            25,725          N/A                --            449,595
Depreciation expense             12,172             1,344          N/A               134             13,650
Capital additions              $ 49,405          $  2,173          N/A                --           $ 51,578

----------
* Includes amounts from ASUS and AWR parent.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management's opinion that comparisons of basic earnings for the quarter periods do not reflect overall trends and changes in Registrant's operations.

(in thousands,
except per share                                                                      Basic Earnings
Amounts)               Operating Revenues   Operating Income       Net Income            per Share
                       ------------------   ----------------    ----------------     ---------------
                        2001      2000       2001      2000      2001      2000       2001      2000
                      --------  --------   -------   -------   -------   -------     -----     -----
First Quarter         $ 40,291  $ 38,749   $ 7,223   $ 6,202   $ 3,117   $ 2,895     $0.31     $0.32
Second Quarter          49,870    45,428     9,013     7,525     5,053     3,919      0.50      0.44
Third Quarter           59,410    55,248    13,372    11,791     9,454     8,218      0.94      0.86
Fourth Quarter          47,943    44,535     7,084     6,788     2,823     3,053      0.28      0.30
                      --------  --------   -------   -------   -------   -------     -----     -----
Year                  $197,514  $183,960   $36,692   $32,307   $20,447   $18,086     $2.02     $1.92
                      --------  --------   -------   -------   -------   -------     -----     -----

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

s/ FLOYD E. WICKS                       s/ McCLELLAN HARRIS III
------------------                      ------------------------
   Floyd E. Wicks                          McClellan Harris III
   President, Chief Executive Officer      Chief Financial Officer,
                                           Vice President - Finance,
                                           Treasurer and Corporate Secretary


March 4, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of American States Water Company:

        We have audited the accompanying consolidated balance sheets and statements of capitalization of American States Water Company and its subsidiaries, and the balance sheets and statements of capitalization of Southern California Water Company (California corporations), as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001 of American States Water Company and the related statements of income, changes in common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001 of Southern California Water Company. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries, and Southern California Water Company, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
--------------------------
Arthur Andersen LLP
Los Angeles, California

February 14, 2002

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

        (b) No Reports of Form 8-K were filed during the fourth quarter of 2001.

        (c)     Exhibits -

                3.1 By-Laws of American States Water Company incorporated herein by reference to Registrant's Form 8-K, dated November 2, 1998. Commission File No. 333-47647.

                3.2 By-laws of Southern California Water Company incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1998. Commission File No. 001-14431.

                3.2.1 Amended and Restated By-laws of Southern California Water Company.

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

                3.3.2 Certificate of Amendment of Amended and Restated Articles of Incorporation of American States Water Company, dated August 25, 1999 incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 2000.

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

                10.10 Amended and Restated Retirement Plan for Non-Employee Directors of American States Water Company, dated as of October 25, 1999, incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 2000.(2)

                10.11 Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Rule 424 (b) (3) filing dated October 27, 1999. Commission File No. 333-88979.

                10.12 Key Executive Long-Term Incentive Plan incorporated herein by reference to Registrant's 1995 Proxy Statement, Commission File No.00 0-01121.(2)

                10.13 Energy Management Services Agreement between Southern California Water Company and Dynegy Power Marketing.

                10.14 Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between American States Water Company, Southern California Water Company and certain executives incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 2000.(2)

                10.15 Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between Southern California Water Company and certain executives incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 2000.(2)

                10.16 Southern California Water Company Pension Restoration Plan incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 2000.(2)

                10.17 American States Water Company Annual Incentive Plan as amended April 23, 2001.(2)

                10.18 American States Water Company 2000 Stock Incentive Plan. Commission File No. 333-39482.(2)

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

                10.22 Energy Transaction Confirmation with Mirant Americas Energy Marketing, LP.

                10.23 Power Purchase Agreement between Southern California Water Company and Pinnacle West Capital Corporation.

                10.24   Western Systems Power Pool Agreement

                10.25 Automated Power Exchange Master Service and Participation Agreement.(1)

                21. Subsidiaries of Registrant incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1998. Commission File No. 001-14431.

                23.     Consent of Independent Public Accountants. (1)

        (d)     None.

----------
(1) Filed concurrently herewith
(2) Management contract or compensatory arrangement

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To American States Water Company:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 14, 2002. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The supplemental schedule listed in Part IV of this Form 10-K is the responsibility of American States Water Company's management, and is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

s/ Arthur Andersen LLP

Arthur Andersen LLP
Los Angeles, California

February 14, 2002

                          AMERICAN STATES WATER COMPANY
             SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

                            CONDENSED BALANCE SHEETS

                                                                December 31,
(in thousands)                                            2001                2000
                                                       ---------           ---------
ASSETS

   Cash and equivalents                                $     523           $     294
     Other current assets                                    244               4,738
                                                       ---------           ---------
      Total current assets                                   767               5,032

  Investments in subsidiaries                            220,706             189,383
  Other deferred debits                                      115                 121
                                                       ---------           ---------
         Total assets                                  $ 221,588           $ 194,536
                                                       =========           =========

LIABILITIES AND CAPITALIZATION

     Notes payable to banks                            $  20,000           $      --
     Accounts payable                                          7                   5
     Other current liabilities                              (281)               (112)
                                                       ---------           ---------
      Total current liabilities                           19,726                (107)

     Common shareholders' equity                         199,982             192,723
     Preferred shares                                      1,880               1,920
                                                       ---------           ---------
         Total capitalization                            201,862             194,643

         Total liabilities and capitalization          $ 221,588           $ 194,536
                                                       =========           =========

                         CONDENSED STATEMENTS OF INCOME

                                                                              December 31,
(in thousands except per share amount)                                  2001               2000
                                                                      --------           --------
Operating Revenue And Other Income                                          --                 --
Operating Expenses                                                    $    403           $   (206)
                                                                      --------           --------
     Income (Loss) Before Equity in Earnings of Subsidiaries              (403)               206

Equity in Earnings of Subsidiaries                                      20,850             17,880
                                                                      --------           --------
  Net Income                                                            20,447             18,086
    Dividends on Preferred Shares                                          (84)               (86)
                                                                      --------           --------

Earnings Available For Common Shareholders                            $ 20,363           $ 18,000
                                                                      --------           --------

Weighted Average Number of Common Shares Outstanding                    10,080              9,380
                                                                      --------           --------
Basic Earnings Per Common Share                                       $   2.02           $   1.92
                                                                      --------           --------

Weighted Average Number of Diluted Common Shares Outstanding            10,171              9,411
                                                                      --------           --------
Fully Diluted Earnings per Common Share                               $   2.00           $   1.91
                                                                      --------           --------

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   December 31,
(in thousands)                                                                2001               2000
                                                                            --------           --------
Cash Flows From Operating Activities                                        $ 18,457           $ 13,075
                                                                            --------           --------

Cash Flows Used in Investing Activities                                      (25,000)           (24,340)
                                                                            --------           --------

                                                                            --------           --------
Cash Flows From in Financing Activities                                        6,772             11,390
                                                                            --------           --------

Increase in Cash and Equivalents                                                 229                125
Cash and Equivalents at Beginning of Period                                      294                169
                                                                            --------           --------

Cash and Equivalents at the End of Period                                   $    523           $    294
                                                                            --------           --------
Cash dividends received from Southern California Water Company and
Chaparral City Water Company                                                $ 13,530           $ 12,900
                                                                            --------           --------

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

                                        AMERICAN STATES WATER COMPANY
                                        and its subsidiary
                                        SOUTHERN CALIFORNIA WATER COMPANY


                                        By: s/  McCLELLAN HARRIS III      .
                                            ------------------------------------
                                                McClellan Harris III
                                                Vice President - Finance,
                                                Treasurer, Chief Financial
                                                Officer and Secretary

                                        Date: March 4, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

s/         LLOYD E. ROSS               .                    Date:  March 4, 2002
----------------------------------------
    Lloyd E. Ross
    Chairman of the Board and Director


s/         FLOYD E. WICKS              .                    March 4, 2002
----------------------------------------
    Floyd E. Wicks
    Principal Executive Officer;
    President, CEO and Director


s/         McCLELLAN HARRIS III        .                    March 4, 2002
----------------------------------------
           McClellan Harris III
    Principal Financial and Accounting
    Officer; CFO, VP - Finance,
    Treasurer and Secretary


s/         LINDA J. MATLICK            .                    March 4, 2002
----------------------------------------
    Linda J. Matlick
    Controller - Southern California
    Water Company


s/          JAMES L. ANDERSON          .                    March 4, 2002
----------------------------------------
     James L. Anderson, Director


s/         JEAN E. AUER                .                    March 4, 2002
----------------------------------------
     Jean E. Auer, Director


s/         N. P. DODGE, JR             .                    March 4, 2002
----------------------------------------
     N. P. Dodge, Jr., Director


s/          ANNE M. HOLLOWAY           .                    March 4, 2002
----------------------------------------
           Anne M. Holloway, Director


s/         ROBERT F. KATHOL            .                    March 4, 2002
----------------------------------------
    Robert F. Kathol, Director