Form 10-K/A
period 2001-12-31
AMERICAN STATES WATER CO
filed 2002-03-28
CIK 1056903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the total voting stock held by non-affiliates of American States Water Company was approximately $345,539,000 on March 1, 2002. The closing price per Common Share on that date, as quoted in the Western Edition of The Wall Street Journal, was $34.35. Voting Preferred Shares of American States Water Company, for which there is no established market, were valued on March 1, 2002 at $1,972,000 based on a yield of 4.16%. As of March 1, 2002, the number of Common Shares of American States Water Company, $2.50 Stated Value, outstanding was 10,079,629. As of that same date, American States Water Company owned all 110 outstanding Common Shares of Southern California Water Company.

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

                          AMERICAN STATES WATER COMPANY
                                       AND
                        SOUTHERN CALIFORNIA WATER COMPANY

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I

Item 1:      Business                                                     1
Item 2:      Not applicable in this Amendment No. 1
Item 3:      Not applicable in this Amendment No. 1
Item 4:      Not applicable in this Amendment No. 1

PART II

Item 5:      Not applicable in this Amendment No. 1
Item 6:      Not applicable in this Amendment No. 1
Item 7:      Not applicable in this Amendment No. 1
Item 7A:     Not applicable in this Amendment No. 1
Item 8:      Not applicable in this Amendment No. 1
Item 9:      Not applicable in this Amendment No. 1

PART III

Item 10:     Not applicable in this Amendment No. 1
Item 11:     Not applicable in this Amendment No. 1
Item 12:     Not applicable in this Amendment No. 1
Item 13:     Not applicable in this Amendment No. 1

PART IV

Item 14:     Not applicable in this Amendment No. 1

             Signature                                                    2

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

GENERAL

        AWR, incorporated in 1998, is engaged in the business of holding, for investment, the stock primarily of utility companies. AWR's principal investment is the stock of SCW. SCW is a California public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No.
4941). SCW also distributes electricity in one customer service area (SIC No.
4911). SCW is regulated by the Public Utilities Commission of the State of California (CPUC) and was incorporated on December 31, 1929. SCW is organized into three water service regions and one electric customer service area operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I incorporates 7 customer service areas in northern and central California; Region II has 4 customer service areas located in Los Angeles County; Region III incorporates 10 water customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley electric service division.

        AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) contracts to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading. Chaparral City Water Company (CCWC) is an Arizona public utility company serving approximately 11,400 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona (SIC No. 4941). The Arizona Corporation Commission (ACC) regulates CCWC. Neither AWR nor ASUS is regulated by either the CPUC or the ACC.

        SCW served 246,799 water customers and 21,747 electric customers at December 31, 2001, or a total of 268,546 customers, compared with 266,658 total customers at December 31, 2000. CCWC served 11,353 water customers as of December 31, 2001, compared with 11,063 customers at December 31, 2000. ASUS has approximately 90,000 accounts under contract.

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

        CCWC had 11 employees as of December 31, 2001, all of who are non-unionized.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN STATES WATER COMPANY
                                            and its subsidiary
                                            SOUTHERN CALIFORNIA WATER COMPANY



                                            By: s/  McCLELLAN HARRIS III.
                                                -------------------------------
                                                McClellan Harris III
                                                Vice President - Finance,
                                                Treasurer, Chief Financial
                                                Officer and Secretary

                                            Date:  March 28, 2002