Form 10-Q
period 2002-03-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2002-05-09
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission	Registrant and State of Incorporation	IRS Employer
File No.	Address and Telephone Number	Identification No.

333-47647	American States Water Company (A California Corporation) 630 East Foothill Boulevard San Dimas, California 91773-9016 909-394-3600	95-4676679

000-01121	Southern California Water Company (A California Corporation) 630 East Foothill Boulevard San Dimas, California 91773-9016 909-394-3600	95-1243678

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

American States Water Company	Yes ☒	No ☐
Southern California Water Company	Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 8, 2002, the number of Common Shares outstanding, No Par Value with Stated Value of $2.50, of American States Water Company was 10,085,991 all of which are listed on the New York Stock Exchange.

As of May 8, 2002, all of the 110 outstanding Common Shares of Southern California Water Company are owned by American States Water Company.

AMERICAN STATES WATER COMPANY
and
SOUTHERN CALIFORNIA WATER COMPANY
FORM 10-Q

INDEX

		Page No.

Part I	Financial Information

Item 1:	Financial Statements	1

	Consolidated Balance Sheets of American States Water Company as of March 31, 2002 and December 31, 2001	2-3

	Consolidated Statements of Income of American States Water Company for the Three Months Ended March 31, 2002 and March 31, 2001	4

	Consolidated Statements of Income of American States Water Company for the Twelve Months Ended March 31, 2002 and March 31, 2001	5

	Consolidated Statements of Cash Flow of American States Water Company for the Three Months Ended March 31, 2002 and March 31, 2001	6

	Consolidated Balance Sheets of Southern California Water Company as of March 31, 2002 and December 31, 2001	7-8

	Consolidated Statements of Income of Southern California Water Company for the Three Months Ended March 31, 2002 and March 31, 2001	9

	Consolidated Statements of Income of Southern California Water Company for the Twelve Months Ended March 31, 2002 and March 31, 2001	10

	Consolidated Statements of Cash Flow of Southern California Water Company for the Three Months Ended March 31, 2002 and March 31, 2001	11

	Notes to Financial Statements	12-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16-39

Item 3:	Quantitative and Qualitative Disclosures About Market Risks	39

Part II	Other Information

Item 1:	Legal Proceedings	39-42

Item 2:	Changes in Securities	42

Item 3:	Defaults Upon Senior Securities	42

Item 4:	Submission of Matters to a Vote of Security Holders	42-43

Item 5:	Other Information	43

Item 6:	Exhibits and Reports on Form 8-K 43

i

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

     Filing Format

     This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”) and Southern California Water Company (hereinafter “SCW”). For more information, please see Note 1 to the Notes to Financial Statements and the heading entitled General in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation. References in this report to “Registrant” are to AWR and SCW, collectively unless otherwise specified. SCW makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than SCW.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	March 31,	December 31,
	2002	2001

	(in thousands)
UTILITY PLANT, at cost
Water	$649,239	$645,185
Electric	38,525	38,525

	687,764	683,710
Less — Accumulated depreciation	(195,580)	(190,656)

	492,184	493,054
Construction work in progress	51,000	46,788

	543,184	539,842

OTHER PROPERTY AND INVESTMENTS	24,284	24,104

CURRENT ASSETS
Cash and cash equivalents	12,452	30,496
Accounts receivable -
Customers, less reserves of $864 in 2002 and $972 in 2001	9,672	10,557
Other	5,231	5,306
Unbilled revenue	11,345	12,141
Materials and supplies, at average cost	1,060	970
Supply cost balancing accounts	28,152	25,826
Prepayments and other	2,128	2,493
Accumulated deferred income taxes — net	—	—

	70,040	87,789

DEFERRED CHARGES
Regulatory tax-related assets	15,330	15,843
Other deferred charges	17,280	16,186

	32,610	32,029

TOTAL ASSETS	$670,118	$683,764

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	March 31,	December 31,
	2002	2001

	(in thousands)
CAPITALIZATION
Common shareholders’ equity	$200,551	$199,982
Preferred shares	1,600	1,600
Preferred shares subject to mandatory redemption requirements	280	280
Long-term debt	245,505	245,692

	447,936	447,554

CURRENT LIABILITIES
Notes payable to banks	—	20,000
Long-term debt and preferred shares due within one year	800	800
Accounts payable	14,514	13,931
Taxes payable	4,339	5,389
Accrued interest	5,101	1,945
Other accrued liabilities	21,600	21,571

	46,354	63,636

OTHER CREDITS
Advances for construction	70,161	69,436
Contributions in aid of construction	44,000	43,723
Accumulated deferred income taxes — net	55,699	53,444
Unamortized investment tax credits	2,860	2,882
Regulatory tax-related liability	1,761	1,773
Other	1,347	1,316

	175,828	172,574

TOTAL CAPITALIZATION AND LIABILITIES	$670,118	$683,764

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(in thousands, except
	per share amounts)
OPERATING REVENUES
Water	$39,091	$36,145
Electric	5,206	3,957
Other	188	189

	44,485	40,291

OPERATING EXPENSES
Water purchased	7,572	6,492
Power purchased for pumping	1,975	1,530
Power purchased for resale	4,816	7,733
Groundwater production assessment	1,795	1,473
Supply cost balancing accounts	(2,326)	(6,267)
Other operating expenses	3,776	4,128
Administrative and general expenses	7,564	6,580
Depreciation	4,568	4,484
Maintenance	1,892	2,213
Taxes on income	3,013	2,713
Other taxes	1,922	1,989

	36,567	33,068

Operating income	7,918	7,223
OTHER INCOME/(LOSS)	256	(186)

Income before interest charges	8,174	7,037
INTEREST CHARGES	4,367	3,920

NET INCOME	3,807	3,117
DIVIDENDS ON PREFERRED SHARES	(21)	(21)

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS	$3,786	$3,096

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,080	10,080
Basic Earnings Per Common Share	$0.38	$0.31
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES	10,171	10,171
Fully Diluted Earnings Per Share	$0.37	$0.30
Dividends Declared Per Common Share	$0.325	$0.325

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE MONTHS
ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	Twelve Months Ended
	March 31,

	2002	2001

	(in thousands, except
	per share amounts)
OPERATING REVENUES
Water	$184,420	$170,353
Electric	16,500	14,312
Other	789	837

	201,709	185,502

OPERATING EXPENSES
Water purchased	38,689	40,529
Power purchased for pumping	10,037	7,579
Power purchased for resale	16,745	16,422
Groundwater production assessment	7,169	6,710
Supply cost balancing accounts	(10,740)	(11,572)
Other operating expenses	16,810	16,986
Administrative and general expenses	36,093	26,805
Depreciation	18,036	16,021
Maintenance	8,319	9,937
Taxes on income	15,679	15,428
Other taxes	7,485	7,330

	164,322	152,175

Operating income	37,387	33,327
OTHER INCOME/(LOSS)	(69)	(298)

Income before interest charges	37,318	33,029
INTEREST CHARGES	16,182	14,721

NET INCOME	21,136	18,308
DIVIDENDS ON PREFERRED SHARES	(83)	(85)

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS	$21,053	$18,223

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,080	9,658
Basic Earnings Per Common Share	$2.09	$1.89
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES	10,171	9,711
Fully Diluted Earnings Per Share	$2.07	$1.88
Dividends Declared Per Common Share	$1.30	$1.29

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
CASH FLOWS FROM -
Operating Activities:
Net income	$3,807	$3,117
Adjustments for non-cash items:
Depreciation and amortization	4,568	4,484
Deferred income taxes and investment tax credits	2,286	3,730
Other — net	(70)	(776)
Changes in assets and liabilities:
Accounts receivable	885	2,440
Prepayments	365	349
Supply cost balancing accounts	(2,326)	(6,267)
Accounts payable	583	(1,169)
Taxes payable	(1,050)	(2,374)
Unbilled revenue	796	1,565
Other	3,211	1,530

Net Cash Provided	13,055	6,629

Investing Activities:
Construction expenditures	(8,159)	(11,236)

Net Cash Used	(8,159)	(11,236)

Financing Activities:
Issuance of securities	58	20,000
Receipt of advances and contributions	974	368
Repayments of long-term debt, net of redemption of preferred shares	(227)	(158)
Refunds on advances for construction	(449)	(442)
Changes in notes payable to banks	(20,000)	(10,000)
Common and preferred dividends paid	(3,296)	(3,296)

Net Cash Provided	(22,940)	6,472

Net Increase (Decrease) in Cash and Cash Equivalents	(18,044)	1,865
Cash and Cash Equivalents, Beginning of period	30,496	5,808

Cash and Cash Equivalents, End of period	$12,452	$7,673

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	March 31,	December 31,
	2002	2001

	(in thousands)
UTILITY PLANT, at cost
Water	$612,042	$607,988
Electric	38,525	38,525

	650,567	646,513
Less — Accumulated depreciation	(186,065)	(181,371)

	464,502	465,142
Construction work in progress	50,124	46,042

	514,626	511,184

OTHER PROPERTY AND INVESTMENTS	9,635	9,446

CURRENT ASSETS
Cash and cash equivalents	7,579	26,079
Accounts receivable -
Customers, less reserves of $836 in 2002, and $951 in 2001	9,132	10,228
Other	5,092	5,202
Intercompany receivable	19,661	—
Unbilled revenue	11,139	11,940
Materials and supplies, at average cost	973	883
Supply cost balancing accounts	28,152	25,826
Prepayments and other	1,991	2,310
Accumulated deferred income taxes — net	—	—

	83,719	82,468

DEFERRED CHARGES
Regulatory tax-related assets	15,330	15,843
Other deferred charges	16,539	15,433

	31,869	31,276

TOTAL ASSETS	$639,849	$634,374

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	March 31,	December 31,
	2002	2001

	(in thousands)
CAPITALIZATION
Common shareholders’ equity	$196,821	$196,107
Long-term debt	236,751	236,804

	433,572	432,911

CURRENT LIABILITIES
Notes payable to banks	—	—
Long-term debt and preferred shares due within one year	300	300
Accounts payable	13,132	13,548
Intercompany payable	—	26
Taxes payable	4,714	5,599
Accrued interest	4,942	1,877
Other accrued liabilities	21,321	21,320

	44,409	42,670

OTHER CREDITS
Advances for construction	59,295	58,570
Contributions in aid of construction	43,765	43,493
Accumulated deferred income taxes — net	54,187	52,075
Unamortized investment tax credits	2,860	2,882
Regulatory tax-related liability	1,761	1,773
Other	—	—

	161,868	158,793

TOTAL CAPITALIZATION AND LIABILITIES	$639,849	$634,374

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	($ in thousands, except
	per share amounts)
OPERATING REVENUES
Water	$37,734	$34,805
Electric	5,206	3,957

	42,940	38,762

OPERATING EXPENSES
Water purchased	7,415	6,348
Power purchased for pumping	1,904	1,473
Power purchased for resale	4,816	7,733
Groundwater production assessment	1,795	1,473
Supply cost balancing accounts	(2,326)	(6,267)
Other operating expenses	3,542	3,898
Administrative and general expenses	6,828	6,314
Depreciation	4,341	4,173
Maintenance	1,822	2,147
Taxes on income	3,150	2,592
Other taxes	1,802	1,897

	35,089	31,781

Operating income	7,851	6,981
OTHER INCOME/(LOSS)	263	(209)

Income before interest charges	8,114	6,772
INTEREST CHARGES	4,100	3,844

NET INCOME	4,014	2,928
DIVIDENDS ON PREFERRED SHARES	—	—

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS	$4,014	$2,928

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	110	100
Basic Earnings Per Common Share	$36,491	$29,280
Dividends Declared Per Common Share	$30,000	$33,000

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE MONTHS
ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	Twelve Months Ended
	March 31,

	2002	2001

	($ in thousands, except
	per share amounts)
OPERATING REVENUES
Water	$178,133	$167,747
Electric	16,500	14,312

	194,633	182,059

OPERATING EXPENSES
Water purchased	38,179	40,242
Power purchased for pumping	9,601	7,454
Power purchased for resale	16,746	16,422
Groundwater production assessment	7,169	6,710
Supply cost balancing accounts	(10,740)	(11,572)
Other operating expenses	15,754	16,372
Administrative and general expenses	34,444	26,081
Depreciation	16,877	15,457
Maintenance	8,087	9,785
Taxes on income	15,624	15,043
Other taxes	6,993	7,137

	158,734	149,131

Operating income	35,899	32,928
OTHER INCOME	(151)	(362)

Income before interest charges	35,748	32,566
INTEREST CHARGES	14,833	14,874

NET INCOME	20,915	17,692
DIVIDENDS ON PREFERRED SHARES	—	—

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS	$20,915	$17,692

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	110	100
Basic Earnings Per Common Share	$190,136	$176,920
Dividends Declared Per Common Share	$123,000	$130,000

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
CASH FLOWS FROM -
Operating Activities:
Net income	$4,014	$2,928
Adjustments for non-cash items:
Depreciation and amortization	4,341	4,173
Deferred income taxes an investment tax credits	2,591	3,745
Other — net	(572)	(768)
Changes in assets and liabilities:
Accounts receivable	1,096	2,514
Prepayments	319	300
Supply cost balancing accounts	(2,326)	(6,267)
Accounts payable	(416)	(805)
Intercompany Payable	(19,687)	(4,739)
Taxes payable	3,065	(2,426)
Unbilled revenue	801	1,564
Other	(824)	1,733

Net Cash Provided	(7,598)	1,952

Investing Activities:
Construction expenditures	(8,029)	(11,106)

Net Cash Used	(8,029)	(11,106)

Financing Activities:
Issuance of securities	—	45,000
Receipt of advances and contributions	969	368
Repayments of long-term debt, net of redemption of preferred shares	(93)	(35)
Refunds on advances for construction	(449)	(442)
Changes in notes payable to banks	—	(31,000)
Common and preferred dividends paid	(3,300)	(3,300)

Net Cash Provided (Used)	(2,873)	10,591

Net Increase (Decrease) in Cash and Cash Equivalents	(18,500)	1,437
Cash and Cash Equivalents, Beginning of period	26,079	1,545

Cash and Cash Equivalents, End of period	$7,579	$2,982

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY
AND
SOUTHERN CALIFORNIA WATER COMPANY

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     American States Water Company (AWR), incorporated in 1998, is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and Chaparral City Water Company (CCWC). More than 90% of AWR’s assets consist of the common stock of Southern California Water Company. SCW is a public utility company engaged principally in the purchase, production, distribution and sale of water, and the distribution and sale of electric energy in several mountain communities. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively.

1.	For a summary of significant accounting policies and other information relating to these interim financial statements, reference is made to pages 37 through 46 of the Form 10-K, incorporated in the 2001 Annual Report to Shareholders of AWR, under the caption “Notes to Financial Statements.”

2.	Basic earnings per common share are calculated pursuant to SFAS No. 128 - Earnings per Share - and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Under the American States Water Company 2000 Stock Incentive Plan, stock options representing 45,435 common shares were granted to certain eligible employees on May 1, 2000, and stock options representing an additional 45,657 common shares were granted on January 2, 2001. As a result, fully diluted earnings per share amounts are shown.

3.	New water rates with an annual increase of approximately $321,600 for four of seven ratemaking districts in SCW’s Region I were implemented in January 2002. SCW is planning to submit a Notice of Intent to file an application for the customer service areas in SCW’s Region III in the third quarter of 2002 for new water rates effective July of 2003, if approved by the CPUC. There are no active regulatory proceedings affecting CCWC or its operations.

4.	As permitted by the CPUC, SCW has maintained water and electric supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs have been recorded in income and charged to balancing accounts when such costs were incurred. The balancing accounts were reversed when such costs were recovered through rate adjustments or through refunds of previously incurred costs. SCW accrued interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

Water Balancing Account — On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account that works in a manner similar to the balancing account. As a result, the income statements of SCW will no longer include entries reflecting differences between actual unit water supply costs included in rates and actual water supply costs. SCW will not be entitled to recover any deferred costs for providing water service unless it is within its general rate case cycle and is earning less than its authorized rate of return on a weather normalized basis. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings. SCW may not be able to recover the under-collection of supply costs if it is earning a rate of return in excess of that allowed. SCW had a net under-collection position of $3.3 million in its water supply balancing account at March 31, 2002 principally related to pre-November 29, 2001 activities. Of this amount, approximately $1 million is currently included in rates. SCW anticipates recovering the remaining amount as part of a general rate case filing planned for the third quarter of 2002.

Electric Balancing Account — Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to a balancing account. The amount of the under-collection in the electric balancing account has increased to $24.8 million at March 31, 2002. This is a result of the cumulative differences between wholesale purchased power costs and the $24 per megawatt hour (MWh) currently authorized in rates for collection of purchased power costs from customers. The CPUC has approved two of SCW’s Advice Letters for recovery, over a five-year period, of approximately $11.1 million in aggregate in under-collected power costs. In approving the $0.022 per kilowatt-hour surcharge, which resulted in an overall rate increase of 29% for customers of BVE, the CPUC also imposed a condition of conducting a subsequent audit on the electric balancing account. The audit was completed and submitted to the CPUC in October of 2001. On August 17, 2001, SCW filed an application with the CPUC seeking recovery of an average cost of $87 per MWh for electric energy purchased pursuant to power purchase contracts with Mirant Americas Energy Marketing, LP and Pinnacle West Capital. On February 8, 2002, a settlement agreement among SCW, all intervening parties and the Office of Ratepayer Advocates (“ORA”) was filed with the CPUC that will permit SCW to recover $77 per MWh of purchased power costs through rates. SCW will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year for 10 years in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed against income. SCW has established approximately $8.2 million in reserves as of March 31, 2002 against potential non-recovery of electric power costs. In addition, the settlement extended the previously approved surcharges for an additional five years to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account. Based on estimates, management believes that continuation of the $0.022 per kilowatt-hour surcharge will allow for full recovery of amounts included in the electric balancing account. A final decision in this matter is expected during the second quarter of 2002. Management believes the CPUC will support the settlement agreement, but is unable to predict when or if the CPUC will authorize recovery of any or all of the costs agreed to in the settlement. Registrant also believes that timely actions by the CPUC to authorize SCW to recover past and future power costs are necessary to avoid any material adverse effect on SCW’s financial condition. See the sections entitled “Liquidity and Capital Resources,” “Electric Energy Situation in California,” and “Regulatory Matters” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation for information on actions being taken by SCW to recover these costs.

CCWC, subject to regulation by the Arizona Corporation Commission (ACC), does not maintain balancing accounts and increases in costs are normally recovered through general rate case applications.

5.	On October 2000, AWR completed the acquisition of the common stock of CCWC for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. As of March 31, 2002, Registrant has $12,276,000 in goodwill included in Other Property and Investments. The amount represents the difference between the purchase price of the common equity of CCWC and CCWC’s book equity at the time of closing and was being amortized over a period of 40 years. Registrant ceased amortization on December 31, 2001 pursuant to FASB No. 142, Goodwill and

Other Intangible Assets, as discussed in Note 7. In 2001, $331,073 was amortized against the goodwill.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting, effective June 30, 2001. After that, all business combinations will be recorded under the purchased method of accounting (record goodwill for excess of costs over the net assets acquired). SFAS No. 142 requires that companies cease amortizing goodwill, effective January 1, 2002. Goodwill initially recognized after June 30, 2001 will not be amortized. Goodwill on the balance sheet at June 30, 2001 will be amortized until January 1, 2002. Under SFAS No. 142, goodwill will be tested for impairment using a fair-value approach when events or circumstances occur indicating that impairment might exist. A benchmark assessment for goodwill is also required within six months of the date of adoption of SFAS No. 142. Registrant has determined that goodwill, $12,285,000 at December 31, 2001, associated with its acquisition of CCWC was not impaired and effective January 1, 2002 has ceased amortizing this goodwill. Registrant believes that it will be subject to the provisions of FASB No. 143 and is currently analyzing the impact that implementation of FASB No. 143, Accounting for Asset Retirement Obligations, might have on its future financial statement presentation. The new rule requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FASB No. 143 is effective for fiscal years beginning after June 15, 2002.

6.	AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water service utility operation conducted through its Chaparral City Water Company (CCWC) unit, and a non-regulated activity unit through the American States Utilities Services, Inc. (ASUS) subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s water and electric operating segments, CCWC, and non-regulated businesses, consisting of ASUS and AWR corporate expenses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.

	For The Three Months Ended March 31, 2002

	SCW
			CCWC	Non-	Consolidated
	Water	Electric	Water	Regulated	AWR

		(dollars in thousands)
Operating revenues	$37,734	$5,206	$1,357	$188	$44,485
Operating income before income taxes	10,181	820	320	(390)	10,931
Identifiable assets	487,454	27,172	28,558	—	543,184
Depreciation expense	3,979	362	227	—	4,568
Capital additions	$16,296	$1,653	$130	—	$18,079

	For The Three Months Ended March 31, 2001

	SCW
			CCWC	Non-	Consolidated
	Water	Electric	Water	Regulated	AWR

		(dollars in thousands)
Operating revenues	$34,805	$3,957	$1,340	$189	$40,291
Operating income before income taxes	8,306	1,267	318	45	9,936
Identifiable assets	460,321	26,681	28,928	—	515,930
Depreciation expense	3,812	361	311	—	4,484
Capital additions	$11,032	$565	$130	—	$11,727

	For The Twelve Months Ended March 31, 2002

	SCW
			CCWC	Non-	Consolidated
	Water	Electric	Water	Regulated	AWR

		(dollars in thousands)
Operating revenues	$178,134	$16,499	$6,287	$789	$201,709
Operating income before income taxes	55,911	(4,388)	1,918	(375)	53,066
Identifiable assets	487,454	27,172	28,558	—	543,184
Depreciation expense	15,494	1,383	1,159	—	18,036
Capital additions	$44,546	$2,072	$549	—	$47,167

	For The Twelve Months Ended March 31, 2001

	SCW
			CCWC	Non-	Consolidated
	Water	Electric	Water	Regulated	AWR

		(dollars in thousands)
Operating revenues	$167,747	$14,312	$2,606	$837	$185,502
Operating income before income taxes	43,600	4,371	615	169	48,755
Identifiable assets	460,321	26,681	28,928	—	515,930
Depreciation expense	14,048	1,409	564	—	16,021
Capital additions	$44,625	$2,291	$327	—	$47,243

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Information

     Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, the California energy crisis, liquidity and capital resources, opportunities related to operations and maintenance of water systems owned by governmental entities and other utilities and providing related services, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand and changes in water and energy supply cost; future climatic conditions; litigation developments; and legislative, regulatory and other circumstances affecting anticipated revenues and costs. See the section entitled “Risk Factors” for more information.

General

     American States Water Company (AWR), incorporated in 1998, is engaged in the business of holding, for investment, the stock primarily of utility companies. AWR’s principal investment is the stock of Southern California Water Company (SCW). SCW is a California public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the Public Utilities Commission of the State of California (CPUC) and was incorporated on December 31, 1929. SCW is organized into three water service regions and one electric customer service area operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I incorporates 7 customer service areas in northern and central California; Region II has 4 customer service areas located in Los Angeles County; Region III incorporates 10 water customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley electric service division.

     SCW served 247,499 water customers and 21,900 electric customers at March 31, 2002, or a total of 269,399 customers, compared with 266,927 total customers at March 31, 2001.

     SCW’s utility operations exhibit seasonal trends. Although SCW’s water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 94.7% and 90.8% of total water revenues for the three and twelve months ended March 31, 2002, respectively, as compared to 97.2% and 91.5% for the three and twelve months ended March 31, 2001, respectively.

     AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) contracts to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading, to approximately 90,000 accounts. Chaparral City Water Company (CCWC) is an Arizona public utility company serving 11,625 customers as of March 31, 2002 in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. The Arizona Corporation Commission (ACC) regulates CCWC.

     Neither AWR nor ASUS is regulated by either the CPUC or the ACC.

Results of Operation

     Basic earnings per common share for the three months ended March 31, 2002 increased by 22.6% to $0.38 per share as compared to $0.31 per share for the comparable period last year. As compared to the twelve months ended March 31, 2001, basic earnings increased by 10.6% to $2.09 per share from $1.89 per share. The increases in the recorded results primarily reflect the impact of various rate increases authorized by the Public Utilities Commission of the State of California (CPUC) for SCW, additional revenues generated by CCWC, improvement in operating margins and, to some extent Registrant’s Cash Preservation Plan (CPP) as discussed below.

     Fully diluted earnings for the three and twelve months ended March 31, 2002 were $0.37 and $2.07 per share, respectively, as compared to $0.30 and $1.88 per share for the comparable periods of 2001. For further information, see the section entitled “Liquidity and Capital Resources” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     As compared to the three months ended March 31, 2001, revenues from water operations increased by 8.2% for the same period ended March 31, 2002 due to a 3.7% increase in sales and various increases in rates authorized by the CPUC. Step increases in the customer service areas that comprise SCW’s Region I were effective January 1, 2002. The comparison is also affected by the fact that attrition increases for the customer service areas that comprise SCW’s Region II were not effective until January 27, 2001 and rate increases to recover increased electric power costs incurred for pumping of water were also not in effect until after the first quarter of 2001. For the twelve months ended March 31, 2002, revenues from water operations increased by 8.3% over the twelve months ended March 31, 2001 reflecting various rate increases effective at several of SCW’s customer service areas as well as an additional $3.7 million in revenues generated by CCWC. Revenue growth was partially offset by a 1.8% reduction in water sales to customers of SCW due to relatively mild weather in 2001. See the section entitled “Regulatory Matters” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation for more information.

     Revenues from electric operations increased by 31.6% and 15.3%, respectively, for the three and twelve months ended March 31, 2002 as compared to the same periods ended March 31, 2001. The increases reflect a rate increase of 12.5% effective May 24, 2001 and an additional 14.8% increase effective August 23, 2001 authorized by the CPUC to recover previous under-collected energy costs. For the three months ended March 31, 2002, the increases in electric revenues also reflect a 4.2% increase in sales due to higher utilization of snow making machines at ski resorts in the area during the first quarter this year. The twelve-month increase in revenues from electric operations was partially offset by a decrease of 3.8% in usage for the twelve months ended March 31, 2002 due to energy conservation efforts by all classes of customers in 2001. See the section entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation for more information.

     Purchased water costs increased by 16.6% for the three months ended March 31, 2002 as compared to the same period ending in 2001 due to both an increase in the volume of purchased water and increased costs resulting from the amortization of leased water rights in the period. For the current quarter, additional purchased water was necessary to replace supply lost due wells being removed from services as a result of water quality issues and mechanical problems, particularly in SCW’s Orange County and San Dimas customer service areas. As compared to the twelve months ended March 2001, purchased water costs decreased by 4.5% reflecting a decrease in purchased water volume resulting from both lower sales and less purchased water in Registrant’s supply mix, as well as refunds received from

Registrant’s wholesale water suppliers in December 2001 of approximately $770,000. There was no similar refund in the twelve months ended March 2001.

     Cost of power purchased for pumping increased by 29.1% and 32.4% for the three and twelve months ended March 31, 2002, respectively, due to the rate increases implemented in the first quarter of 2001 by SCW’s energy suppliers, and increases in the volume of water sold from pumped sources. In 2001, the CPUC approved SCW’s Advice Letters to increase revenues by approximately $1.4 million annually to recover the costs of purchased power for certain of its water ratemaking districts. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation. The twelve-month comparison was also impacted by the inclusion of approximately $311,000 in costs for power purchased to pump water at Registrant’s CCWC unit.

     Costs of power purchased for resale to customers in SCW’s Bear Valley Electric division for the three months ended March 31, 2002 decreased by 44.9% due primarily to significant reductions in wholesale market prices for energy in the State of California. As compared to the average cost of approximately $0.20 per kilowatt-hour for the three months ended March 31, 2001, costs for the three months ended March 31, 2002 averaged approximately $0.12 per Kwh. As compared to the twelve months ended March 31, 2001, costs of power purchased for resale increased by 2% reflecting lower sales and a one-time sale of energy on the spot market that resulted in a $644,000 gain in April 2001. The sale of excess energy on the spot market resulted from a one-month overlap of energy purchase agreements. For further information, see the sections entitled “Liquidity and Capital Resources”, “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

     Groundwater production assessments for the three months and twelve months ended March 31, 2002 increased by 21.9% and 6.8%, respectively as compared to the same period in 2001 reflecting increased sales volumes provided from pumped water sources, increased groundwater production assessments, and a one-time adjustment made in the first quarter of 2002 to account for a retroactive billing by water purveyors for rate increases effective July of 2001.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. The negative entries for 2001 and 2002 primarily reflect untimely-recovery of electric power costs discussed previously. At March 31, 2002, Registrant had a net under-collected position of $28.1 million in both its water and electric balancing accounts primarily due to the increases in energy costs. For further information, see the sections entitled “Accounting for Supply Costs”, “Liquidity and Capital Resources”, “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

     Other operating expenses decreased by 8.5% and 1%, respectively for the three and twelve months ended March 31, 2002 as compared to the same periods of last year. The decreases were primarily due to the effects of the CPP at SCW that reduced or deferred a number of expense items and a decrease in the accrual for bad debt during the first quarter of 2002. The twelve-month comparison reflected additional costs related to the inclusion of CCWC.

     Administrative and general expenses increased by 15.0% for the three months ended March 31, 2002 reflecting an increase in the accrual for pension plan expense, an accrual for payroll expense deferred pursuant to the CPP implementation, and outside service expenses at Registrant’s ASUS unit. As compared to the twelve months ended March 31, 2001, the administrative and general expense increased by 34.7% primarily due to the accrual of $8.3 million in reserves established for potential non-

recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area, and additional costs from CCWC. The reserves were established to offset future impacts to earnings in the event that SCW was unable to fully recover all of its purchased power costs through rates. The twelve-month comparison also reflected increased reserves for self-insured workers compensation liabilities. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Depreciation expense increased by 1.9% for the three months ended March 31, 2002 reflecting, among other things, the effects of recording approximately $50 million in capital additions at SCW during 2001, depreciation on which began in January 2002. The comparison between the two quarters is impacted by the elimination, effective January 1, 2002, of amortization of the goodwill recorded in Registrant’s acquisition of CCWC. For further information, see Notes 6 and 7 of the Notes to Financial Statements included in Part I, Item 1 in Financial Statements. Depreciation expense increased by 12.6% for the twelve months ended March 31, 2002 as compared to the twelve months ended March 31, 2001 due to plant additions, additional depreciation associated with utility plant at Registrant’s CCWC’s unit, and amortization of goodwill as discussed previously.

     As compared to the three and twelve months ended March 31, 2001, maintenance expense decreased by 14.5% and 16.3%, respectively, due primarily to the implementation of Registrant’s CPP in April 2001. The CPP was implemented to control costs and temporarily limit capital and maintenance expenditures principally to those projects that were believed necessary to meet public safety and health requirements or otherwise provide for continued service pending CPUC approval of rate increases that would permit SCW to begin recovery of power costs incurred during California energy crisis. The CPP impacted both the electric and water businesses of SCW. The CPP is expected to remain in effect until SCW receives approval to increase electric rates pursuant to the terms of the settlement agreement with us. For further information, see the sections “Electric Energy Situation in California” and “Regulatory Matters” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

     Taxes on income increased by 11.1% and 1.6%, respectively, as compared to the three and twelve months ended March 31, 2001, due to an increase in pre-tax operating income of 13% and 4.8%, respectively, for the comparable periods ended March 31, 2002, offset partially by lower effective tax rates.

     Other taxes decreased by 3.4% for the three months ended March 31, 2002 reflecting decreases in property assessment values at SCW and lower payroll taxes due to company-wide hiring freeze pursuant to CPP. As compared to the twelve months ended March 31, 2001, other taxes increased by 2.1% due to additional property and payroll taxes at CCWC, partially offset by the decreases in property taxes and payroll taxes at SCW unit as discussed.

     As compared to the three months and twelve months ended March 31, 2001, respectively, the change in Other income for the same periods ended March 31, 2002 was due principally to the sale of a parcel of non-operating property in SCW’s Metropolitan customer service area. The twelve-month comparison was also impacted by the write-off of expenses associated with the termination of the acquisition of Peerless Water Company in the fourth quarter of 2001.

     Interest expense increased by 11.4% and 9.9%, respectively, for the three and twelve months ended March 31, 2002 as compared to the same periods ended March 31, 2001. The three-month comparison is significantly impacted by the issuance of $50 million in long-term debt by SCW in December 2001, partially offset by a reduction in short-term borrowing. As compared to the twelve months ended March 31, 2001, the increases reflected (i) short-term borrowing in 2001, (ii) the issuance of $20 million in long-term debt by SCW in January 2001, (iii) the issuance of $50 million in long-term debt by SCW in December 2001, and (iii) the inclusion of long-term debt at Registrant’s CCWC unit.

Accounting for Supply Costs

     As permitted by the CPUC, SCW has maintained water and electric supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs have been recorded in income and charged to balancing accounts when such costs were incurred. The balancing accounts were reversed when such costs were recovered through rate adjustments or through refunds of previously incurred costs. SCW accrued interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

     On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account that works in a manner similar to the balancing account. As a result, the income statements of SCW will no longer include entries reflecting differences between actual unit water supply costs included in rates and actual water supply costs. SCW will not be entitled to recover any deferred costs for providing water service unless it is within its general rate case cycle and is earning less than its authorized rate of return on a weather normalized basis. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings. SCW may not be able to recover the under-collection of supply costs if it is earning a rate of return in excess of that allowed. SCW had a net under-collection position of $3.3 million in its water supply balancing account at March 31, 2002 related to pre-November 29, 2001 activities. Of this amount, approximately $1 million is currently included in rates. SCW anticipates recovering the remaining amount as part of a rate case filing planned for the third quarter of 2002.

     Electric power costs incurred by SCW’s Bear Valley Electric division will continue to be charged to a balancing account. Resulting from the unanticipated and dramatic increases in electricity prices since the fourth quarter of 2000, the amount of the under-collection in the electric balancing account has increased from $2.8 million at December 31, 1999, to $8.6 million at December 31, 2000, to $22.4 million at December 31, 2001, and $24.8 million at March 31, 2002. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of costs or additional delays in the recovery of costs during any period in which there has been a substantial run-up of costs. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources

     AWR

     AWR funds its operating expenses and pays dividends on its outstanding Common and Preferred Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. As of March 31, 2002, approximately $31.1 million remained for issuance under this Registration Statement. During 2001, AWR maintained a $25 million credit facility, $20 million of which was outstanding at December 31, 2001. This credit facility expired on January 2, 2002 although AWR expects to enter into a new credit facility in the amount of $75 million during the second quarter of 2002. On April 19, 2002, AWR completed the redemption of all of its outstanding 4%, 4-1/4% and 5% series of preferred shares.

     SCW

     SCW funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding Common Shares through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings, amortization of deferred charges and depreciation expense. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs, and timing of rate relief. For further information, see the sections entitled “Risk Factors” and “Electric Energy Situation in California” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     Because of the seasonal nature of its water and electric operations, SCW utilizes its short-term borrowing capacity to finance current operating expenses, including expenses for purchased power distributed through its Bear Valley Electric customer service area. SCW has short-term revolving credit lines totaling an aggregate of $47 million, none of which was outstanding at March 31, 2002. Of the aggregate amount, $13 million expires in May 2002, $10 million expires in July 2002 and $24 million expires in August 2002. SCW does not intend to enter into any new short-term revolving credit lines in 2002.

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

     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of March 31, 2002. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

	Payments/Commitments Due by Period (1)

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	($ in thousands)
Notes/Debentures(2)	$185,600	—	$12,500	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	20,820	87	285	218	20,230
Other Debt Instruments(5)	2,591	174	584	451	1,382
Preferred Shares (6)	1,920	1,920	—	—	—
Other Commitments (7)	50,658	—	—	—	—
Chaparral City Water Company (8)	9,254	499	1,684	620	6,451
TOTAL	$298,843	$2,680	$15,053	$1,289	$229,163

(1)	Excludes interest, dividends, commitment and facility fees.

(2)	The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or cross default provisions.

(3)	The private placement notes are issued pursuant to the terms of Note Agreements with substantially similar terms. The Note Agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, maximum debt to capitalization ratio and a negative pledge. Pursuant to the Note Agreements, SCW must maintain a minimum interest coverage ratio of two times interest expense. SCW does not currently have any outstanding mortgages or other encumbrances on its properties. For further information of the dividend restrictions, see discussion included in Part II, Item 2 in Changes in Securities.

(4)	Consists of obligations under a loan agreement supporting $8 million in debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $7 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project. Except as described below, these obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Bank of America. SCW has reimbursement obligations to Bank of America that incorporate by reference SCW’s obligations to Bank of America under its short-term revolving credit line with Bank of America discussed below in paragraph (7). The letter of credit expires on November 15, 2003. The letter of credit may be drawn if SCW has not obtained a replacement letter of credit prior to the expiration of this letter of credit. SCW has entered into an agreement with a developer for 350 acre-feet of its entitlement to water from the State Water Project. For further information, see the section entitled “Regulatory Matters—Disallowance of Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(5)	Consists of $1.6 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.6 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.4 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)	AWR has redeemed all of its outstanding series of Preferred Shares in April of 2002.

(7)	Other commitments consists of (i) $47 million available for borrowing by SCW at March 31, 2002 under short-term revolving credit loans, $13 million expiring in May 2002, $10 million expiring in July 2002 and $24 million expiring in August 2002, (ii) a $2,513,813 irrevocable letter of credit that expires on April 30, 2002 for its self-insured workers compensation plan, (iii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Bank of America to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations) that expires on November 15, 2003, (iv) an irrevocable letter of credit in the amount of $250,000 that expires on October 1, 2002 for the deductible in Registrant’s business automobile insurance policy (v) an irrevocable letter of credit that expires March 31, 2005 for its energy scheduling agreement with Automated Power Exchange; the amount of the credit is $585,000 for the months from November to March, and $270,000 to cover the months from April to October, and (vi) outstanding performance bonds of $13,250 to secure performance under franchise agreements with governmental agencies. The credit agreement with and the reimbursement obligations to Bank of America contain limitation on indebtedness and a negative pledge. None of other obligations contain any financial covenants believed to be material to Registrant or any cross default provisions.

(8)	Consists of $8.1 million of obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $1.1 million repayment obligation to the United States Bureau of Reclamation. The loan agreement contains provisions that establishes a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau of Reclamation obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions.

Under the terms of its power purchase contracts with Mirant Americas Energy Marketing, LP and Pinnacle West Capital Corporation, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. SCW will be in default under the terms of these contracts if its debt is rated less than BBB- by Standard & Poor’s Ratings Service (“S&P”) or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc (“Moody’s”). SCW currently has a rating of A+ by S & P and A2 by Moody’s. Fitch does not rate SCW.

S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). Securities ratings are not recommendations to buy, sell or hold a security and is subject to change or withdrawal at any time by the rating agency.

Electric Energy Situation in California

     Background Information

     The electric energy environment in California has changed as a result of the December 1995 CPUC decision on restructuring of California’s electric utility industry and state legislation passed in 1996. On September 23, 1996, the State of California enacted legislation to provide a transition to a competitive market structure, which was expected to provide competition and customer choice, beginning January 1, 1998, with all consumers ultimately participating by 2002. SCW’s Bear Valley electric customer service area was exempted by the CPUC from compliance with most of the provisions of the CPUC order and the state legislation.

     On January 17, 2001, the Governor of the State of California proclaimed a state of emergency in California due to shortages of electricity available to certain of California’s utilities (resulting in blackouts), the unanticipated and dramatic increases in electricity prices and the insufficiency of electricity available from certain of California’s utilities to prevent disruption of electric service in

California. The Federal Energy Regulatory Commission (“FERC”) also implemented a number of changes to the tariff for the California Independent Operator System (“Cal ISO”) beginning in December 15, 2000 in an attempt to stabilize the market. The reasons for the high cost of energy are under investigation but are reported to include, among other things, limited supply caused by a lack of investment in new power plants to meet growth in demand, planned and unplanned outages of power plants, decreased availability of hydroelectric power from the Pacific Northwest due to lower than usual precipitation and higher demand for electricity in the region, transmission line constraints, increased prices for natural gas, the fuel used in many of the power plants serving the region, and a dysfunctional power market.

     Spot market prices dropped dramatically in the summer of 2001 and continue to remain low. A number of factors could, however, result in a substantial increase in spot market prices and the prices of long term contracts for power and capacity. The mitigation measures taken by FERC expire on September 30, 2002 despite the fact that there continues to be insufficient generation resources in California and throughout the West, transmission line constraints, constraints on natural gas pipeline capacity and a dysfunctional power market. In addition, the Cal ISO has proposed a number of market reforms, such as the imposition of an available capacity obligation (“ACAP”) on all load-serving entities. The purpose of the ACAP obligation is to ensure that all load-serving entities have sufficient power resources to meet their maximum possible load. If an ACAP obligation of the type proposed by Cal ISO is adopted, SCW could be required to procure substantial additional power and capacity. The cost of procuring this additional power and capacity could have a material adverse impact on SCW if SCW is not permitted to recover the costs of procuring this additional power and capacity from its ratepayers on a timely basis.

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

     SCW entered into a five-year, block forward purchase contract with Mirant Americas Energy Marketing LP (“Mirant”) to supply its BVE customer service area with 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. On December 20, 2001, SCW filed a complaint with FERC seeking to reduce the amount charged by Mirant under the terms of this contract due to the dysfunctional power market. In accordance with the April 11, 2002 order issued by the FERC in Docket Mo. EL02-26 et.al., SCW and Mirant have agreed to enter into mediation of the dispute pursuant to Section 34.1 and Exhibit D of the Western Systems Power Pool Agreement. Although SCW is seeking to reformulate its contract with Mirant through the mediation process, management is presently unable to predict what changes in the contract, if any, will be agreed to by the parties.

     In June 2001, SCW executed an agreement with Pinnacle West Capital for an additional 8 MWs of electric energy to meet BVE’s peak winter demands. The contract provides for pricing of $75 per MWh from November 1, 2001 to March 31, 2002, $48 per MWh from November 1, 2002 to March 31,

2003, and $36 per MWh from November 1, 2003 to March 31, 2004. The average minimum load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 38 MWs when the snowmaking machines at the ski resorts are operating. Under the terms of a contract with DYPM that expires on April 30, 2002, DYPM has agreed to provide electric energy to SCW in excess of the amounts it has purchased under the forward block purchase contracts previously described, to sell excess energy purchased by SCW under the terms of these contracts, if requested by SCW, and to act as scheduling coordinator for SCW. However, SCW has entered into a separate agreement to have Automated Power Exchange, Inc. act as its scheduling coordinator and will not utilize the services of DYPM. SCW has withheld payment on approximately $3.4 million invoiced by DYPM for the period December 20, 2000 through February 20, 2001, pending resolution of certain disputes. In April 2002, DYPM billed SCW an additional $2.1 million. Based on the lack of information supporting the additional billings, SCW will require such information prior to paying the requested amounts. Based on information presently available to it, Registrant believes the amount in dispute may increase due to the additional amounts billed by DYPM.

     Transmission Constraints

     Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power. For further information, see Legal Proceedings in Part II for a discussion of litigation between Edison and SCW regarding Edison’s obligations to upgrade these transmission facilities. In order to meet these increasing energy demands, SCW is considering the construction of a gas-fueled generator facility owned by SCW. An Advice Letter was filed to seek the CPUC’s authorization. If approved, it will result in further increases in electric energy prices for customers of SCW’s BVE customer service area. For more information, see the section entitled “Rate Matters—Changes in Rates” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

Construction Program

     SCW maintains an ongoing distribution main replacement program throughout its customer service areas; based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW’s Board of Directors has approved anticipated net capital expenditures of approximately $55.4 million for 2002. Approved capital expenditures may be limited pending final CPUC approval of the settlement agreement regarding recovery of electric power costs at SCW’s Bear Valley electric division. For further information, see the section entitled “Rate Matters-Changes in Rates” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     Rates that SCW and CCWC are authorized to charge are determined by the CPUC and the ACC, respectively, in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year in California and using an historical test year, as adjusted in Arizona. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for all prudently incurred costs, including a return on rate base sufficient to pay principal and interest on debt securities, preferred stock distributions and a reasonable rate of return on equity. Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions. Adjustments for purchased water and power are permitted in California, to a certain extent, but generally not Arizona. For further information, see the section entitled “Accounting for Supply Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Neither AWR nor ASUS are regulated by the CPUC. The CPUC does, however, regulate certain transactions between SCW and its affiliates. The ACC also regulates certain transactions between CCWC and its affiliates.

     The 22 customer service areas of SCW are grouped into 9 water districts and 1 electric district for ratemaking purposes. Water rates vary among the 9 ratemaking districts due to differences in operating conditions and costs. SCW monitors operations on a regional basis in each of these districts so that applications for rate changes may be filed, when warranted. Under the CPUC’s practices, rates may be increased by three methods: (i) general rate case increases (GRC’s), (ii) offsets for certain expense increases including but not limited to supply cost offset and balancing account amortization, and (iii) advice letter filings related to certain plant additions and other operating cost increases. GRC’s are typically for three-year periods, which include step increases for the second and third year. Rates are based on a forecast of expenses and capital costs. GRC’s have a typical regulatory lag of one year. Offset rate increases and advice letter filings typically have a two to four month regulatory lag.

     Changes in Rates

     New water rates with an annual increase of approximately $321,600 for four of the seven ratemaking districts in SCW’s Region I were implemented in January 2002. SCW is planning to submit a Notice of Intent to file a GRC for the customer service areas in SCW’s Region III in the third quarter of 2002 for new water rates effective July of 2003, if approved by the CPUC.

     An Advice Letter filed by SCW on November 13, 2001 requests the authority to increase rates in its Metropolitan district by $3.1 million annually to offset an increase in rate base due to its infrastructure replacement program and offset increased costs by using a price index. SCW has filed a motion to amend a prior decision to clarify certain contradictory paragraphs in that order that would allow for the requested increase. Management is unable to predict when or if the CPUC will authorize recovery of any or all of the increases filed by SCW.

     As of Mach 31, 2002, SCW had accrued approximately $24.8 million in under-collected purchased power costs included in the electric balancing account. In May 2000, SCW filed an Advice Letter with the CPUC for recovery over a five-year period of approximately $2.4 million in under-collected power costs and removal of a negative amortization authorized by the CPUC in 1997. The CPUC issued a final order on May 24, 2001 authorizing an overall rate increase of 12.5%, with a condition of conducting a subsequent audit on the expenses included in the electric balancing account. The audit has been conducted and provided to the CPUC.

     On August 23, 2001, the CPUC also approved a second Advice Letter filed by SCW on April 9, 2001 seeking recovery, over five years, of an additional under-collection of $8.7 million for energy costs. Rates in SCW’s BVE customer service area have increased by approximately 14.8% as a result.

     On May 11, 2001, SCW filed with the CPUC for an additional increase in electric rates to recover energy costs under the purchase agreement with Mirant Marketing. SCW subsequently withdrew the Advice Letter and filed an application on August 17, 2001 with the CPUC, along with a motion requesting immediate recovery of these costs, subject to refund after completion of the review process. The CPUC rejected SCW’s motion for immediate recovery.

     On February 8, 2002, a settlement agreement among SCW, all intervening parties and the Office of Ratepayer Advocates (ORA) was filed with the CPUC that will permit SCW to recover $77 per MWh of purchased power costs through rates. SCW will be allowed to include its actual purchased power costs up to an average annual weighted cost of $77 per MWh each year for 10 years in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will offset amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed against income. SCW has established approximately $8.3 million in reserves as of March 31, 2002 against potential non-recovery of electric power costs. In addition, the settlement extended the previously approved surcharges for an additional five years to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account. Management believes that the settlement will allow for full recovery of amounts included in the balancing account. The proposed settlement also requires SCW to pursue its complaint filed with FERC in which SCW has requested FERC to reduce the prices in its power purchase contract with Mirant due to the dysfunctional power market that existed at the time the agreement was signed. In accordance with the April 11, 2002 issued by the FERC in Docket Mo. EL02-26 et.al., SCW and Mirant have agreed to enter into mediation of the dispute. Although SCW is seeking to reformulate its contract with Mirant through the mediation process, management is presently unable to predict what changes in the contract, if any, will be agreed to by the parties. Management believes the CPUC will support the settlement agreement, but is unable to predict when or if the CPUC will authorize recovery of any or all of the costs agreed to in the settlement. For further information, see the sections entitled “Liquidity and Capital Resources” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

     In March 2001, the CPUC approved SCW’s Advice Letters to increase costs of purchased power incurred to pump water for its water customers by $761,351 included in base water rates for each of its ratemaking districts. In April 2001, SCW filed additional Advice Letters by ratemaking areas to increase water rates by approximately $2.3 million company-wide to recover additional electric base rate increases, authorized recently by the CPUC for the Southern California Edison Company and the Pacific Gas and Electric Company. The CPUC approved in the fourth quarter of 2001 increases of approximately $672,900 in base water rates. For further information, see the section “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation. The remaining Advice Letters filed by SCW to recover increased power costs used for pumping were rejected by the CPUC due to the change in procedures for collections of water supply costs on November 29, 2001. See the section entitled “Accounting for Supply Costs” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

     In April 2002, SCW filed an Application to seek the CPUC’s authorization to construct an 8.4 MW natural gas-fueled generator facility on a portion of its BVE property in the City of Big Bear Lake. The construction of this generator is to ensure the reliability of service, eliminate transmission constraints and meet increasing demand in the areas. Total capital cost of the generator facility is estimated to be approximately $13 million, which, if approved by the CPUC, will generate an annual revenue increase of about $2.4 million. Management is unable to predict when or if the CPUC will approve the Application.

     Disallowance of Costs

     In 1993, the CPUC disallowed $1.6 million of costs incurred in construction of a water treatment facility in SCW’s Clearlake customer service area and Registrant wrote off the disallowed amount at that time. Based on new water quality standards, in 2000, SCW re-applied to the CPUC for inclusion of the disallowed amount in rate base. A draft decision issued on March 30, 2001 by the CPUC allows SCW to include $500,000 of the $1.6 million in the regulated rate base, although an alternate draft decision issued by one of the CPUC Commissioners proposed to deny the relief sought by SCW in its application. An Administrative Law Judge subsequently reopened the proceeding in August 2001 requiring additional information. A final order is not anticipated until the fourth quarter of 2002.

     On April 22, 1999, the CPUC issued an order denying SCW’s application seeking approval of its recovery through rates of costs associated with its 500 acre-foot participation in the Coastal Aqueduct Extension of the State Water Project (SWP). SCW’s participation in the SWP commits it to a 40-year entitlement. SCW’s investment of approximately $9.5 million in SWP is currently included in Other Property and Investments. The remaining balance of the related liability of approximately $7 million is recorded as other long-term debt. In October 2001, SCW entered into an agreement with a developer, which obligates the developer to make payments to SCW in exchange for SCW’s reservation and dedication of up to 350 acre-feet per year of the SWP entitlement for a five-year period. SCW intends to recover its remaining investment from other developers or through a sale of its remaining entitlement. SCW believes that its full investment and on-going costs associated with its ownership will be recovered.

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

Environmental Matters

     1996 Amendments to Federal Safe Drinking Water Act

     On August 6, 1996, amendments (the 1996 SDWA amendments) to the Safe Drinking Water Act (the SDWA) were signed into law. The 1996 SDWA revised the 1986 amendments to the SDWA with a new process for selecting and regulating contaminants. The U. S. Environmental Protection Agency (EPA) can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The new law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current regulations, however, remain in place and are not subject to the new standard-setting provisions. The DOHS, acting on behalf of the EPA, administers the EPA’s program in California.

     The 1996 SDWA amendments allow the EPA to base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The EPA must base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that involve the setting of maximum contaminant levels (MCL’s), the EPA must use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk-reduction benefits and costs for each such MCL.

     SCW and CCWC currently test their wells and water systems according to requirements listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCL’s is treated to reduce contaminants to acceptable levels before it is delivered to customers or the wells are shut down. Since the SDWA became effective, SCW has experienced increased operating costs for testing to determine the levels, if any, of the constituents in SCW’s sources of supply and additional expense to lower the level of any contaminants in order to meet the MCL standards. Such costs and the costs of controlling any other contaminants may cause SCW to experience additional capital costs as well as increased operating costs. The CPUC and ACC ratemaking processes provide SCW and CCWC with the opportunity to recover prudently incurred capital and operating costs associated with water quality. Management believes that such incurred and expected future costs will be authorized for recovery by the CPUC and ACC, as appropriate.

     Proposed Enhanced Surface Water Treatment Rule

     On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule (ESWTR), which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPAs Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA has adopted an Interim ESWTR applicable only to systems serving greater than 10,000 persons. On April 10, 2000, EPA published the proposed Long Term 1 Enhanced Surface Water Treatment Rule and Filter Backwash Rule (LT1ESWTR) in the Federal Register. The final Long-Term 1 Enhanced Surface Water Treatment Rule was published in the January 14th Federal Register and applies to all public water systems that use surface water or ground water under the direct influence of surface water (GWUDI) and serve fewer than 10,000 persons. This proposed rule will apply to each of SCW’s five surface water treatment plants and the CCWC’s surface water treatment plant. It basically extends the requirements of the ESWTR to systems serving less than 10,000 persons and will require some systems to institute changes to the return of recycled filter backwash flows within the treatment process to reduce the effects of recycled water on compromising microbial control. Registrant is presently unable to predict the ultimate impact of the LT1ESWTR, but it is anticipated that all plants will achieve compliance within the three year to five-year time frames identified by EPA.

     Regulation of Disinfectant/Disinfection By-Products

     SCW and CCWC are also subject to regulations concerning disinfectant/disinfection by-products (DBP’s). Stage I of the regulations were effective in November 1998 with full compliance required for systems serving 10,000 or more persons by 2002 and for systems serving fewer than 10,000 persons by 2004. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. Two of SCW’s systems are immediately impacted by this rule. SCW implemented modifications to the treatment process in its Bay Point and Cordova systems to achieve compliance and a third SCW plant will require treatment modifications in order to comply with this rule by 2004. SCW is conducting studies to determine the best treatment methods to comply with this rule.

The EPA is not allowed to use the new cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBP’s but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule. The final rule is expected in 2002.

     Ground Water Rule

     On May 10, 2000, the EPA published the proposed Ground Water Rule (GWR), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule will apply to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems, source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifer or have detected fecal indicators within the systems distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. The GWR is scheduled to be issued as a final regulation in 2002. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, SCW and CCWC do not believe that such regulations will impose significant compliance costs, since they already currently engage in disinfection of their groundwater systems.

     Regulation of Radon and Arsenic

     The regulation on arsenic was published in January 2001 with a new federal standard of 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in SCW’s system and three wells in CCWC’s system. However, the EPA subsequently withdrew the pending arsenic standard for a sixty-day review to seek independent reviews of both the science behind the standard and of the cost estimates to communities of implementing the rule. On October 31, 2001, EPA announced that the arsenic standard in drinking water would be 10 parts per ppb. The effective date for utilities to comply with the standard will be January 2006. In California, the Office of Environmental Health Hazard Assessment is currently preparing a Public Health Goal for arsenic that may result in California adopting a lower MCL for arsenic. It is not clear what will happen between now and the current effective date of the arsenic regulation. No further actions by EPA would simply make this regulation become effective as of that date.

     The EPA has proposed new radon regulations following a National Academy of Sciences risk assessment and study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences study is in agreement with much of EPAs original findings but has slightly reduced the ingestion risk initially assumed by EPA. EPA established an MCL of 300 Pico Curies per liter based on the findings and has also established an alternative MCL of 4000 Pico Curies per liter, based upon potential mitigation measures for overall radon reduction. The final rule has been delayed and most likely will not be published until late 2002. SCW and CCWC currently monitor their wells for radon in order to determine the best treatment appropriate for affected wells.

     Voluntary Efforts to Exceed Minimum Surface Water Treatment Requirements

     SCW is a voluntary member of the EPAs Partnership for Safe Water, a national program designed to further protect the public from diseases caused by cryptosporidium and other microscopic organisms. As a volunteer in the program, SCW commits to exceed minimum operating requirements governing surface water treatment, optimize surface water treatment plant operations and ensure that its surface water treatment facilities are performing as efficiently as possible.

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

     Ammonium Perchlorate Action Level Activities

     The California Department of Health Services (DOHS) recently reduced the action level for ammonium perchlorate. Although neither the EPA nor the DOHS have established a drinking water standard for ammonium perchlorate. In January 1997 DOHS established an action level of 18 parts per billion (ppb). Action levels are advisory in nature and are not enacted into law. In January 2002, SCW was informed that DOHS has reduced the action level from 18 ppb to a level of 4 ppb, based upon new reference dosage for health risk information from EPA. SCW has removed eight wells from service in four separate systems since they contained ammonium perchlorate in amounts in excess of this reduced action level. On March 8, 2002, the California Office of Environmental Health Hazard Assessment (OEHHA) published a draft Public Health Goal for perchlorate at 6 ppb. This is the first step to establishment of an MCL in California. SCW is continuing to periodically monitor all its wells to determine that levels of perchlorate are below the action level currently in effect.

     Matters Relating to SCW’s Arden-Cordova System

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

     In February 1998, SCW was informed that nitrosodimethylamine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Rancho-Cordova system. The wells have been removed from service. An additional well was also removed from service in September 1999 due to the contamination and another well was removed from service in January 2002. The DOHS established an initial action level of 2 parts per trillion (ppt). In February 2002, DOHS increased the action level to 10 ppt. Management is investigating the impact, if any, that the increase in the action level may have on its abilities to put certain wells back into service. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet. Aerojet has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW’s Rancho-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of two new wells. As of March 31, 2002, Aerojet had previously reimbursed SCW $4.5 million of the approximately $18 million in costs SCW has incurred. The remainder of the costs is subject to further reimbursement, including interest. Reimbursements received from Aerojet will reduce SCW’s utility plant and costs of purchased water.

     For further information regarding litigation related to contamination of ground water in Sacramento County, see the section entitled “Other Water Quality Litigation” included in Part II, Item 1 in Legal Proceedings.

     Matters Relating to SCW’s Culver City System

     The compound, methyl tertiary butyl ether (MTBE), an oxygenate used in reformulated fuels, has been detected in the Charnock Basin, located in the city of Santa Monica and within SCW’s Culver City customer service area. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, SCW removed two of its wells in the Culver City system from service in October 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells has been found to be contaminated with MTBE. SCW is purchasing water from the Metropolitan Water District of Southern California (MWD) at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

     On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company and Equilon Enterprises LLC to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination of the Charnock Basin drinking water. The EPA has ordered Shell Oil to reimburse SCW for water replacement costs. The agencies are continuing to investigate the causes of MTBE pollution and intend to ensure that all responsible parties contribute to its clean up. SCW is unable to predict the outcome of the EPAs enforcement efforts.

     On April 25, 2001, Registrant filed a lawsuit against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure. MTBE polluted and contaminated water existed in areas of the basin from which SCW has pumped water through its Charnock Well Field. As a result, SCW ceased operation of its Charnock Well Field in October 1996. In March 2002, Registrant has reached an agreement in this matter with the City of Santa Monica that assigns the prosecution of litigation against the potentially responsible parties to the City of Santa Monica, California (Santa Monica). As part of the agreement executed on March 19, 2002 and in exchange for an assignment payment, SCW granted its water rights in the Charnock Basin to Santa Monica and Santa Monica took over the prosecution against the potentially responsible parties. For further information, see section entitled “Other Water Quality Litigation” included in Part II, Item 1 in Legal Proceedings.

     Matters Relating to SCW’s Yorba Linda System

     The compound MTBE has been detected in three wells serving SCW’s Yorba Linda system. Two of the wells are standby wells and the third well has not shown MTBE above the DOHS secondary standard of 5.0 ppb at this time. SCW has constructed an interconnection with the MWD to provide for additional supply in the event the third well experiences levels of detection in excess of the DOHS standard.

     SCW has met with the Regional Water Quality Control Board, the Orange County Water District, the City of Anaheim, the DOHS and three potentially responsible parties (PRP’s) to define the extent of the MTBE contamination plume and assess the contribution from the PRP’s. The PRP’s have voluntarily initiated a work plan for regional investigation. While there have not been significant disruptions to the water supply in Yorba Linda at this point in time, no assurances can be given that MTBE contamination will not increase in the future.

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

Water Supply

     SCW’s Water Supply

     For the three months ended March 31, 2002, SCW supplied a total of 17,212,000 ccf of water as compared to 15,588,000 ccf for the three months ended March 31, 2001. Of the total 17,212,000 ccf of water supplied during the first quarter of 2002, approximately 62.5% came from pumped sources and 37.5% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. The remaining 1% of total supply came from the United States Bureau of Reclamation (the Bureau). For the three months ended March 31, 2001, 64.1% and 35.9% was supplied from pumped sources and purchased from MWD, respectively.

     During the twelve months ended March 31, 2002, SCW supplied 85,727,000 ccf of water as compared to 86,375,000 ccf supplied during the twelve months ended March 31, 2001. During the twelve months ended March 31, 2002, pumped sources provided 58.3% of total supply, 39.8% was purchased from MWD and its member agencies. The remaining 1.9% of total supply came from the United States Bureau of Reclamation (the Bureau) under a no-cost contract. For the twelve months ended March 31, 2001, 56.1%, 41.9% and 2.0%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

     The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. Registrant has 57 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project (SWP). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD’s requirements and MWD’s supplies from these sources are anticipated to remain adequate through 2002. MWD’s import of water from the Colorado River is expected to decrease in future years due to the requirements of the Central Arizona Project (CAP). In response, MWD has taken a number of steps to secure additional storage capacity and to increase available water supplies, by effecting transfers of water rights from other sources.

     Registrant’s water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. The average current water outlook for California is near normal levels with the snow pack at 95% of average for April 2002 and statewide precipitation at 70% of normal. While Northern California areas are at 100% or better of normal precipitation levels, Southern California is suffering through a drought with the South Coast area at 30%, South Lahontan region at 25%, and the Colorado River-Desert at only 5% of normal. So far this water year the LA Civic Center has gotten only 21% of normal rainfall, whereas last year the LA Civic Center had received 127% of normal.

     Water storage, however, appears to be adequate given statewide levels are at 100% of capacity for this time of year. In Northern California we see the reservoirs filling due to recent precipitation and in Southern California last years abundant rainfall helps current levels to be near or at normal. Reservoirs in South Lahontan are at 105% and South Coast area at 85%. The impacts of low precipitation in Southern California are minimized by generally good storage in reservoirs. Groundwater conditions remain at adequate levels in most of SCW’s operating areas. Certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination and mechanical problems caused by low water table, which, in some cases, have caused increased reliance on purchased water in its supply mix.

     CCWC’s Water Supply

     Storage at Lake Powell remains at 90% of average at March 2002. The April-July inflow to Lake Powell is, however, forecasted to be only 3 million acre-feet, which is 38% of average. The areas will remain dry until the weather breaks probably in late summer, early fall time frame assuming that the El Nino forms a new weather pattern.

     CCWC obtains its water supply from three operating wells and from Colorado River water delivered by the CAP. The majority of CCWC’s water supply is obtained from its CAP allocation and well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the well system in optimal operating condition. CCWC has an Assured Water Supply designation, by decision and order of the Arizona Department of Water Resources, providing in part that, subject to its requirements, CCWC currently has a sufficient supply of ground water and CAP water which is physically, continuously and legally available to satisfy current and committed demands of its customers, plus at least two years of predicted demands, for 100 years.

     Notwithstanding such a designation, CCWC’s water supply may be subject to interruption or reduction, in particular owing to interruption or reduction of CAP water. In the event of interruption or reduction of CAP water, CCWC can currently rely on its well water supplies for short-term periods. However, in any event, the quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs.

Risk Factor Summary

     You should carefully read the risks described below and other information in this Form 10-Q in order to understand certain of the risks of our business.

     Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity prices in California.

     Under California law, we are permitted to file for a rate increase to recover electric power costs not being recovered in current rates. Increases in electric power costs generally have no direct impact on profit margins, unless recovery of these costs is disallowed, but do affect cash flows and can therefore impact the amount of our capital resources. Electric power costs increased substantially in California during the fall of 2000 until the summer of 2001. As of March 31, 2002, SCW had accrued $24.8 million in unrecovered power costs in its electric balancing accounts. FERC mitigation measures are expected to expire on September 30, 2002. In addition, Cal ISO has proposed a number of market reforms that could require SCW to procure substantial additional power and/or capacity. This could result in an increase in the level and volatility of electric prices in California.

     We have been funding these power costs from our short-term borrowing facilities. In addition, in April 2001, the Company implemented a Cash Preservation Plan to control costs and temporarily to limit capital and maintenance expenditures. SCW has filed Advice Letters and an application to recover the under-collection of power costs in its water and electric balancing accounts and intends to continue to do so until such time as its actual power costs are being fully recovered in rates. However, due to the nature of the regulatory process, there is a risk of disallowance of full recovery of supply costs during any period in which there has been a substantial run-up in these costs. Any material disallowance of purchased power costs could have a material adverse impact on cash flow and earnings. In addition, we believe that timely action by the CPUC to authorize the recovery of these costs is necessary to avoid a material adverse effect on SCW’s financial condition. Delays in obtaining regulatory approval or disallowance of recovery of costs could also affect SCW’s ability to pay dividends to AWR. AWR’s ability to pay dividends on its Common Shares is dependent upon the payment of dividends by SCW.

     We have reached a settlement with the CPUC Staff and all other intervening parties that would authorize us to include $0.077 per kilowatt-hour (KWh) in rates to recover our electric power costs. If our actual annual costs exceed this amount, we cannot recover the excess and the amount will be expensed against income. If our actual annual energy costs are less that $0.077 per KWh, we can use this difference to collect amounts previously included in the balancing account. We are unable to predict if the CPUC will approve the settlement and, if the settlement is approved, whether or not the CPUC will implement new rates.

     The Company has established approximately $8.3 million in reserves for its Bear Valley Electric division for possible non-recovery of power costs included in the electricity supply cost balancing accounts.

     Changes in water supply costs, either unit cost change or supply mix change, will directly impact the Company’s earnings.

     Prior to November 29, 2001, we recovered certain water supply costs through a balancing account mechanism. Water supply costs include the cost of purchased water and power and groundwater production assessments. The balancing account was not, however, designed to insulate SCW’s earnings against changes in supply mix. As a result, SCW was not permitted to recover increased costs due to increased use of purchased water, which is generally more expensive than groundwater, through the balancing account mechanism.

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

     On February 5, 2002, the California Supreme Court ruled that water utilities regulated by the CPUC might be sued for damages based on allegations that the utility failed to comply with federal and state safe drinking water requirements. As a result, plaintiffs may proceed on their claims against SCW to the extent that these claims are based on violations of federal and state law.

     SCW is unable to predict the outcome of any of this litigation or the extent to which it will be able to recover its litigation costs from ratepayers or other third parties.

     Our operating costs have increased and are expected to continue to increase as a result of groundwater contamination.

     SCW’s operations have been impacted by groundwater contamination in certain of its service territories. We have taken a number of steps to address this contamination, including the removal of wells from service, the construction of water treatment facilities and securing alternatives sources of supply from other areas not affected by the contamination.

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

     SCW and CCWC are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

•	The 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to maximum contaminant levels

•	Approved regulations requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations will affect SCW’s five surface water treatment plants and one CCWC plant

•	Additional regulation of disinfection/disinfection byproducts expected to be adopted before the end of 2002; these regulations will potentially affect two of SCW’s systems

•	Additional regulations expected to be adopted requiring disinfection of certain groundwater systems

•	Currently pending regulation of arsenic and radon

•	California customer requirements to fluoridate public water systems serving over 10,000 customers

•	Reduction in the action level for ammonium perchlorate to 4 ppb in 2002; we have removed 8 wells from service due to the presence ammonium perchlorate above action levels.

     SCW and CCWC may be able to recover costs incurred to comply with these regulations through the ratemaking process for their regulated systems. We may also be able to recover certain of these costs under our contractual arrangements with municipalities. In certain circumstances, we may be able to recover costs from parties responsible or potentially responsible for contamination.

     The adequacy of our water supplies depends upon a variety of factors beyond our control.

     The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•	Rainfall

•	Availability of Colorado River water

•	The amount of water stored in reservoirs

•	The amount of water used by our customers and others

•	Water quality, and

•	Legal limitations on use

     Population growth and increases in the amount of water used have increased limitations on use to prevent over-drafting of groundwater basins. The import of water from the Colorado River, one of SCW’s important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project (“CAP”). We have also taken wells out of service due to groundwater contamination.

     CCWC obtains its water supply from operating wells and from the Colorado River through the CAP. CCWC’s water supply may be subject to interruption or reduction if there is an interruption or reduction in CAP water.

     Water shortages may affect us in a variety of ways:

•	They adversely affect supply mix by causing us to rely on more expensive purchased water

•	They adversely affect operating costs

•	They may result in an increase in capital expenditures for building pipelines to connect to alternative sources of supplies and reservoirs and other facilities to conserve or reclaim water

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

     Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates, including the ability to recover the costs of purchased water, groundwater assessments and electric power costs in rates. In April 1999, the CPUC denied our request to recover through rates the costs associated with our participation in the Coastal Aqueduct Extension of the State Water Project. We also have an application pending before the CPUC to include an additional $1.6 million in rate base for a water treatment plant in SCW’s Clearlake service area that was previously disallowed by the CPUC in 1993. In addition, we have an application pending to recover our current energy costs.

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

Accounting Standard

     In June of 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” on the accounting for obligations associated with the retirement of long-lived assets. Registrant believes that it will be subject to the provisions of SFAS No. 143 and is currently analyzing the impact that implementation of FASB No. 143 might have on its future financial statement presentation. The new rule requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk except for the block-forward purchase power contracts that meet the normal purchase exception rule under FASB 133, “Accounting for Derivative Instruments and Hedging Activities.” Under the terms of its power purchase contracts with Mirant Marketing and Pinnacle West Capital, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract. For further information, see the section entitled “Contractual Obligations and Other Commitments” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

PART II

Item 1. Legal Proceedings

     Water Quality-Related Litigation

     SCW is a defendant in twenty lawsuits involving claims pertaining to water quality. Seventeen of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of the State of California that have been filed in Los Angeles Superior Court: Adler v. Southern California Water Company, et al., Case No. BC169892, Santamaria v. Suburban Water Systems, et al., Case No. CIV180894, Georgianna v. Dominguez et al. v. Southern California Water Company, et al., Case No. G021657, Anderson, et al. v. Suburban Water Company, et al., Case No. KC028524, Abarca, et al. v. City of Pomona, et al., Case No. K027795, Celi, et al. v. San Gabriel Valley Water Company, Case No. GC020622, Boswell et al. v. Suburban Water Systems, et al., Case No. KC027318, Demciuc et al. v. Suburban Water Systems, et al., Case No. C028732, Adejare, et al. v. Southern California Water Company, Case No. KC031096, Almelia Brooks, et al. v. Suburban Water System, et al., Case No. KC032915, Lori Alexander, et al. v. Suburban Water Systems, et al., Case No. KC031130, David Arnold, et al. v. City of Pomona, et al., Case No. KC034636, Gilda Ambrose-Dubre, et al. v. City of Pomona, et al., Case No. KC032906, Melissa Garrity Alvarado, et al. v. Suburban Water Systems et al., Case No. KC034953 , Charles Alexander, et al. v. City of Pomona, et al., Case No KC035526, Criner, et al. v. San Gabriel Valley Water Company, et al., Case No. GC021658, and Donerson, et al. v. City of Pomona, et al., Case No. KC035987. The lawsuits filed in Los Angeles County Superior Court are based on the allegations that SCW and the other defendants have provided and continue to provide plaintiffs with contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site, that the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil and surrounding air with trichloroethylene (TCE), perchloroethene (PCE), carbon tetrachloride and other solvents and that plaintiffs have been injured and their property damaged as a result. Three of the lawsuits involve a customer service area located in Sacramento County in northern California that have been filed in Sacramento County Superior Court: Nathaniel Allen, Jr. v. Aerojet-General Corporation, et al., Case No. 97AS06295, Daphne Adams, et al. v. Aerojet-General Corporation, et al., Case No. 98AS01025, and Wallace Andrew Pennington et al. v. Aerojet-General Corporation, et al., Case No. 00AS02622. The lawsuits filed in Sacramento County Superior Court are based on the allegations that SCW and other defendants have delivered water to plaintiffs that is contaminated with a number of chemicals, including, TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other unnamed chemicals and that plaintiffs have been injured and their property damaged as a result.

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

     In light of the breadth of plaintiffs claims, the lack of factual information regarding plaintiffs claims and injuries, if any, the impact of the California Supreme Court decision on plaintiffs claims and the fact that no discovery has yet been completed, SCW is unable at this time to determine what, if any, potential liability it may have with respect to these claims. Based upon the information currently available to it, Registrant believes that these claims are without merit and intends to vigorously defend these claims.

     SCW is subject to self-insured retention provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. SCW’s various insurance carriers have, to date, provided reimbursement for costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights.

     Order Instituting Investigation (OII)

     In March 1998, the CPUC issued an OII to regulated water utilities in the state of California, including SCW. The purpose of the OII was to determine whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies were being uniformly complied with by those water utilities. On November 2, 2000, a final decision from the CPUC concluded that the Commission has the jurisdiction to regulate the service of water utilities with respect to the health and safety of that service; that the California Department of Health Services requirements governing drinking water quality adequately protect the public health and safety; and that regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements.

     The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of December 31, 2001, SCW had recorded a net of $888,800 in this memorandum account. Management believes that these expenses will be fully recovered but is unable to predict when, or if, the CPUC will authorize recovery of all or any of the costs.

     Other Water Quality Litigation

     On October 25, 1999, SCW filed a lawsuit against the California Central Valley Regional Water Quality Control Board (CRWQCB) alleging that the CRWQCB has willfully allowed portions of the Sacramento County Groundwater Basin to be injected with chemical pollution that is destroying the underground water supply in SCW’s Rancho Cordova customer service area. SCW and the CRWQCB have entered into mediation regarding this matter but management cannot predict the likely outcome of this process or the likelihood of a favorable outcome should this matter go to trial.

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

     The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting the suits filed against CRWQCB and Aerojet from customers, less any recovery from the defendants or others. As of March 31, 2002, approximately $7,620,000 has been recorded in the memorandum accounts. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1,800,000, in expenses that were incurred on or before August 31, 2000. SCW will continue to file additional Advice Letters to recover the remaining costs. Management believes these costs are recoverable but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

     On April 25, 2001, Registrant filed a lawsuit against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure. MTBE contaminated water existing in areas of the basin from which SCW has pumped water through its Charnock Well Field. As a result, SCW ceased operation of its Charnock Well Field in October 1996. In March 2002, Registrant has reached an agreement in this matter that assigns the prosecution of litigation against the potentially responsible parties to the City of Santa Monica, California (Santa Monica). As part of the agreement executed on March 19, 2002 and in exchange for an assignment payment, SCW granted its water rights in the Charnock Basin to Santa Monica and Santa Monica prosecutes the case against the potentially responsible parties.

     Electric Service Litigation

     SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric Service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. Registrant has discussed various settlement options with Edison regarding this matter. However, management cannot predict the likely outcome of this matter.

     Other Litigation

     Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no legal proceedings are pending, except such incidental litigation, to which Registrant is a party or of which any of its properties is the subject, which are believed to be material.

Item 2. Changes in Securities

     As of March 31, 2002, earned surplus amounted to $75,055,000. Neither AWR nor ASUS is subject to any contractual restriction on its ability to pay dividends. SCW’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock. Delays in obtaining approval of the CPUC for recovery of energy costs in rates or disallowance of the recovery of such costs could also affect SCW’s ability to pay dividends to AWR. AWR’s ability to pay dividends on its Common Shares is dependent upon the payment of dividends from SCW. The ability of AWR, ASUS and SCW to pay dividends is also restricted by its retained earnings, respectively, under California law.

     CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $3.3 million was available to pay dividends to Common Shareholders at March 31, 2002.

     There are 492,431 and 62,400 Common Shares authorized but un-issued under the DRP and the 401(k) Plan, respectively, at March 31, 2002. Shares reserved for the 401(k) Plan are in relation to company matching contributions and for investment purposes by participants. During the first quarter of 2002, 1,619 common shares were issued pursuant to the terms of both the DRP and the 401(k) Plans. There are 250,000 Common Shares reserved for issuance under Registrant’s 2000 Stock Incentive Plan. Under the Plan, stock options representing a total of 91,092 Common Shares upon exercise were granted to certain eligible employees on May 1, 2000 and January 2, 2001.

     All of the series of Preferred Shares outstanding at March 31, 2002 are redeemable at the option of AWR. On April 5, 2002, Registrant redeemed the 4% and 4% series of $25 Preferred Shares at the redemption price $27.00 and $26.50 per share, respectively, plus accrued and unpaid dividends to the redemption date. Subsequently on April 19, 2002, the 5% Series was redeemed at $25.25 per share plus accrued and unpaid dividends to the redemption date.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On or about March 22, 2002, common and preferred shareholders of AWR were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares for the election of a slate of four Class II directors to serve for a two-year term expiring at the end of the Annual Meeting of Shareholders in 2004, or until their successors are chosen and qualified. The table on the next page presents the voting results of the election presented at the Annual Meeting of Shareholders held on April 30, 2002:

Name	“Votes For”	“Votes Withheld”

Jean E. Auer	855,582	9,777
N.P. Dodge, Jr.	854,075	11,284
Robert F. Kathol	855,194	10,165
Lloyd E. Ross	855,330	10,029

Item 5. Other Information

     On April 30, 2002, the Board of Directors of Registrant declared a regular quarterly dividend of $0.325 per common share. The dividend will be paid June 1, 2002 to shareholders of record as of the close of business on May 8, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.17	American States Water Company Annual Incentive Plan, as amended April 29, 2002.(1)(2)
10.26	American States Water Company Three-Year Dividend Equivalent Right Certificate.(1)(2)
99	Management’s letter pursuant to Temporary Note 3T to Article 3 of Regulation S-X.(1)

(b)	Registrant filed a Form 8-K with the Securities and Exchange Commission on April 30, 2002, disclosing a three-for-two split of Registrant’s common stock payable on June 7, 2002 to holders of record on May 15, 2002. Fractional shares will be paid in cash. As a result of the stock split, the total number of Common Shares outstanding will increase from approximately 10.1 million to approximately 15.2 million.

(1)	Filed concurrently herewith

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

Linda J. Matlick Controller Southern California Water Company

Dated: May 9, 2002