Form 10-Q
period 2002-06-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2002-08-14
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number   333-47647

American States Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas	91773

(Address of Principal Executive Offices)	(Zip Code)

(909) 394-3600

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Commission file number 000-01121

Southern California Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-1243678

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas	91773

(Address of Principal Executive Offices)	(Zip Code)

(909) 394-3600

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of August 14, 2002, the number of Common Shares outstanding, no par value with stated value of $2.50, of American States Water Company was 15,152,714 shares.

As of August 14, 2002, all of the 110 outstanding Common Shares of Southern California Water Company are owned by American States Water Company.

AMERICAN STATES WATER COMPANY
and
SOUTHERN CALIFORNIA WATER COMPANY
FORM 10-Q
INDEX

		Page No.

Part I	Financial Information
Item 1:	Financial Statements	1
	Consolidated Balance Sheets of American States Water Company as of June 30, 2002 and December 31, 2001	2-3
	Consolidated Statements of Income of American States Water Company for the Three Months Ended June 30, 2002 and June 30, 2001	4
	Consolidated Statements of Income of American States Water Company for the Six Months Ended June 30, 2002 and June 30, 2001	5
	Consolidated Statements of Income of American States Water Company for the Twelve Months Ended June 30, 2002 and June 30, 2001	6
	Consolidated Statements of Cash Flow of American States Water Company for the Six Months Ended June 30, 2002 and June 30, 2001	7
	Consolidated Balance Sheets of Southern California Water Company as of June 30, 2002 and December 31, 2001	8-9
	Consolidated Statements of Income of Southern California Water Company for the Three Months Ended June 30, 2002 and June 30, 2001	10
	Consolidated Statements of Income of Southern California Water Company for the Six Months Ended June 30, 2002 and June 30, 2001	11
	Consolidated Statements of Income of Southern California Water Company for the Twelve Months Ended June 30, 2002 and June 30, 2001	12
	Consolidated Statements of Cash Flow of Southern California Water Company for the Six Months Ended June 30, 2002 and June 30, 2001	13
	Notes to Financial Statements	14-18
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19-43
Item 3:	Quantitative and Qualitative Disclosures About Market Risks	43
Part II	Other Information
Item 1:	Legal Proceedings	44-46
Item 2:	Changes in Securities	46-47
Item 3:	Defaults Upon Senior Securities	47
Item 4:	Submission of Matters to a Vote of Security Holders	47
Item 5:	Other Information	47
Item 6:	Exhibits and Reports on Form 8-K	47

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

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the latest Annual Report on Form 10-K of American States Water Company and its wholly owned subsidiary, Southern California Water Company.

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
	2002	2001

	(in thousands)
UTILITY PLANT, at cost
Water	$663,550	$645,185

Electric	38,525	38,525

	702,075	683,710
Less — Accumulated depreciation	(200,393)	(190,656)

	501,682	493,054
Construction work in progress	49,072	46,788

	550,754	539,842

OTHER PROPERTY AND INVESTMENTS	24,063	24,104

CURRENT ASSETS
Cash and cash equivalents	11,469	30,496
Accounts receivable -
Customers, less reserves of $1,004 in 2002 and $972 in 2001	11,325	10,557
Other	5,475	5,306
Unbilled revenue	13,984	12,141
Materials and supplies, at average cost	1,052	970
Supply cost balancing accounts	31,857	25,826
Prepayments and other	2,036	2,493
Accumulated deferred income taxes — net	—	—

	77,198	87,789

DEFERRED CHARGES
Regulatory tax-related assets	15,033	15,843
Other deferred charges	18,684	16,186

	33,717	32,029

TOTAL ASSETS	$685,732	$683,764

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
	2002	2001

	(in thousands)
CAPITALIZATION
Common shareholders’ equity	$203,206	$199,982
Preferred shares	—	1,600
Preferred shares subject to mandatory redemption requirements	—	280
Long-term debt	245,372	245,692

	448,578	447,554

CURRENT LIABILITIES
Notes payable to banks	13,000	20,000
Long-term debt and preferred shares due within one year	760	800
Accounts payable	16,837	13,931
Taxes payable	5,461	5,389
Accrued interest	1,924	1,945
Other accrued liabilities	22,300	21,571

	60,282	63,636

OTHER CREDITS
Advances for construction	68,464	69,436
Contributions in aid of construction	44,946	43,723
Accumulated deferred income taxes — net	57,508	53,444
Unamortized investment tax credits	2,837	2,882
Regulatory tax-related liability	1,750	1,773
Other	1,367	1,316

	176,872	172,574

TOTAL CAPITALIZATION AND LIABILITIES	$685,732	$683,764

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

	(in thousands, except
	per share amounts)
OPERATING REVENUES
Water	$48,765	$46,495
Electric	3,839	3,176
Other	198	199

	52,802	49,870

OPERATING EXPENSES
Water purchased	10,746	10,658
Power purchased for pumping	2,465	1,896
Power purchased for resale	5,512	2,615
Groundwater production assessment	1,801	1,954
Supply cost balancing accounts	(3,489)	(2,293)
Other operating expenses	4,152	4,508
Administrative and general expenses	8,879	8,938
Depreciation	4,538	4,493
Maintenance	2,194	2,086
Taxes on income	4,135	4,125
Other taxes	1,983	1,877

	42,916	40,857

Operating income	9,886	9,013
OTHER INCOME/(LOSS)	(87)	16

Income before interest charges	9,799	9,029
INTEREST CHARGES	4,364	3,976

NET INCOME	5,435	5,053
DIVIDENDS ON PREFERRED SHARES	(8)	(21)

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS	$5,427	$5,032

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,131	15,120
Basic Earnings Per Common Share	$0.36	$0.33
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES	15,386	15,257
Fully Diluted Earnings Per Share	$0.35	$0.33
Dividends Declared Per Common Share	$0.22	$0.21

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(in thousands, except
	per share amounts)
OPERATING REVENUES
Water	$87,856	$82,640
Electric	9,045	7,133
Other	386	388

	97,287	90,161

OPERATING EXPENSES
Water purchased	18,318	17,150
Power purchased for pumping	4,440	3,426
Power purchased for resale	10,328	10,348
Groundwater production assessment	3,596	3,427
Supply cost balancing accounts	(5,815)	(8,560)
Other operating expenses	7,928	8,636
Administrative and general expenses	16,443	15,518
Depreciation	9,106	8,977
Maintenance	4,086	4,299
Taxes on income	7,148	6,838
Other taxes	3,905	3,866

	79,483	73,925

Operating income	17,804	16,236
OTHER INCOME/(LOSS)	169	(170)

Income before interest charges	17,973	16,066
INTEREST CHARGES	8,731	7,896

NET INCOME	9,242	8,170
DIVIDENDS ON PREFERRED SHARES	(29)	(42)

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS	$9,213	$8,128

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,126	15,120
Basic Earnings Per Common Share	$0.61	$0.54
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES	15,358	15,257
Fully Diluted Earnings Per Share	$0.60	$0.53
Dividends Declared Per Common Share	$0.43	$0.43

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE MONTHS
ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Twelve Months Ended
	June 30,

	2002	2001

	(in thousands, except
	per share amounts)
OPERATING REVENUES
Water	$186,691	$174,760
Electric	17,163	14,331
Other	787	853

	204,641	189,944

OPERATING EXPENSES
Water purchased	38,777	39,863
Power purchased for pumping	10,606	7,885
Power purchased for resale	19,642	17,433
Groundwater production assessment	7,016	6,644
Supply cost balancing accounts	(11,935)	(13,498)
Other operating expenses	16,453	17,151
Administrative and general expenses	36,035	29,743
Depreciation	18,080	16,708
Maintenance	8,427	9,433
Taxes on income	15,690	16,251
Other taxes	7,591	7,515

	166,382	155,128

Operating income	38,259	34,816
OTHER INCOME/(LOSS)	(172)	(228)

Income before interest charges	38,087	34,588
INTEREST CHARGES	16,569	15,146

NET INCOME	21,518	19,442

DIVIDENDS ON PREFERRED SHARES	(71)	(85)

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS	$21,447	$19,357

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,123	14,907
Basic Earnings Per Common Share	$1.42	$1.30
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES	15,307	15,009
Fully Diluted Earnings Per Share	$1.40	$1.29
Dividends Declared Per Common Share	$0.87	$0.86

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(in thousands)
CASH FLOWS FROM — Operating Activities:
Net income	$9,242	$8,170
Adjustments for non-cash items:
Depreciation and amortization	9,106	8,977
Deferred income taxes and investment tax credits	4,358	5,082
Other — net	(755)	(1,198)
Changes in assets and liabilities:
Accounts receivable	(768)	(783)
Prepayments	457	613
Supply cost balancing accounts	(6,031)	(8,560)
Accounts payable	2,906	2,893
Taxes payable	72	(1,751)
Unbilled revenue	(1,843)	(1,579)
Other	458	1,941

Net Cash Provided	17,202	13,805

Investing Activities:
Construction expenditures	(20,677)	(22,407)

Net Cash Used	(20,677)	(22,407)

Financing Activities:
Issuance of securities	565	20,000
Receipt of advances and contributions	2,266	2,014
Repayments of long-term debt, net of redemption of preferred shares	(2,240)	(287)
Refunds on advances for construction	(2,560)	(2,238)
Changes in notes payable to banks	(7,000)	(3,000)
Common and preferred dividends paid	(6,583)	(6,594)

Net Cash Provided (Used)	(15,552)	9,895

Net Increase (Decrease) in Cash and Cash Equivalents	(19,027)	1,293
Cash and Cash Equivalents, Beginning of period	30,496	5,808

Cash and Cash Equivalents, End of period	$11,469	$7,101

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
	2002	2001

	(in thousands)
UTILITY PLANT, at cost
Water	$626,353	$607,988
Electric	38,525	38,525

	664,878	646,513
Less — Accumulated depreciation	(190,648)	(181,371)

	474,230	465,142

Construction work in progress	47,944	46,042

	522,174	511,184

OTHER PROPERTY AND INVESTMENTS	9,417	9,446

CURRENT ASSETS
Cash and cash equivalents	6,797	26,079
Accounts receivable -
Customers, less reserves of $973 in 2002, and $951 in 2001	10,684	10,228
Other	5,354	5,202
Intercompany receivable	9,340	—
Unbilled revenue	13,705	11,940
Materials and supplies, at average cost	1,018	883
Supply cost balancing accounts	31,857	25,826
Prepayments and other	2,006	2,310
Accumulated deferred income taxes — net	—	—

	80,761	82,468

DEFERRED CHARGES
Regulatory tax-related assets	15,033	15,843
Other deferred charges	17,950	15,433

	32,983	31,276

TOTAL ASSETS	$645,335	$634,374

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
	2002	2001

	(in thousands)
CAPITALIZATION
Common shareholders’ equity	$199,116	$196,107
Long-term debt	236,618	236,804

	435,734	432,911

CURRENT LIABILITIES
Notes payable to banks	—	—
Long-term debt and preferred shares due within one year	260	300
Accounts payable	16,554	13,548
Intercompany payable	—	26
Taxes payable	6,070	5,599
Accrued interest	1,847	1,877
Other accrued liabilities	22,043	21,320

	46,774	42,670

OTHER CREDITS
Advances for construction	57,561	58,570
Contributions in aid of construction	44,691	43,493
Accumulated deferred income taxes — net	55,988	52,075
Unamortized investment tax credits	2,837	2,882
Regulatory tax-related liability	1,750	1,773
Other	—	—

	162,827	158,793

TOTAL CAPITALIZATION AND LIABILITIES	$645,335	$634,374

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

	($ in thousands, except
	per share amounts)

OPERATING REVENUES
Water	$47,068	$44,834
Electric	3,839	3,176

	50,907	48,010

OPERATING EXPENSES
Water purchased	10,559	10,648
Power purchased for pumping	2,353	1,814
Power purchased for resale	5,512	2,615
Groundwater production assessment	1,801	1,954
Supply cost balancing accounts	(3,489)	(2,293)
Other operating expenses	3,908	4,223
Administrative and general expenses	7,888	8,649
Depreciation	4,310	4,183
Maintenance	2,138	2,033
Taxes on income	4,265	3,987
Other taxes	1,871	1,792

	41,116	39,605

Operating income	9,791	8,405
OTHER INCOME/(LOSS)	(115)	(13)

Income before interest charges	9,676	8,392
INTEREST CHARGES	4,080	3,579

NET INCOME	5,596	4,813
DIVIDENDS ON PREFERRED SHARES	—	—

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS	$5,596	$4,813

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	110	110
Basic Earnings Per Common Share	$50,873	$43,755
Dividends Declared Per Common Share	$30,000	$30,000

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	($ in thousands, except
	per share amounts)
OPERATING REVENUES
Water	$84,802	$79,639
Electric	9,045	7,133

	93,847	86,772

OPERATING EXPENSES
Water purchased	17,974	16,996
Power purchased for pumping	4,257	3,287
Power purchased for resale	10,328	10,348
Groundwater production assessment	3,596	3,427
Supply cost balancing accounts	(5,815)	(8,560)
Other operating expenses	7,450	8,121
Administrative and general expenses	14,716	14,963
Depreciation	8,651	8,356
Maintenance	3,960	4,180
Taxes on income	7,415	6,579
Other taxes	3,673	3,689

	76,205	71,386

Operating income	17,642	15,386
OTHER INCOME/(LOSS)	148	(222)

Income before interest charges	17,790	15,164
INTEREST CHARGES	8,180	7,423

NET INCOME	9,610	7,741
DIVIDENDS ON PREFERRED SHARES	—	—

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS	$9,610	$7,741

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	110	105
Basic Earnings Per Common Share	$87,364	$73,724
Dividends Declared Per Common Share	$60,000	$62,857

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE MONTHS
ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Twelve Months Ended
	June 30,

	2002	2001

	($ in thousands, except
	per share amounts)
OPERATING REVENUES
Water	$180,368	$170,493
Electric	17,163	14,331

	197,531	184,824

OPERATING EXPENSES
Water purchased	38,090	39,567
Power purchased for pumping	10,140	7,679
Power purchased for resale	19,642	17,433
Groundwater production assessment	7,016	6,644
Supply cost balancing accounts	(11,935)	(13,498)
Other operating expenses	15,439	16,335
Administrative and general expenses	33,683	28,919
Depreciation	17,005	15,834
Maintenance	8,191	9,239
Taxes on income	15,902	15,687
Other taxes	7,073	7,237

	160,246	151,076

Operating income	37,285	33,748
OTHER INCOME	(253)	(321)

Income before interest charges	37,032	33,427
INTEREST CHARGES	15,335	14,901

NET INCOME	21,697	18,526
DIVIDENDS ON PREFERRED SHARES	—	—

EARNINGS AVAILABLE FOR COMMON SHAREHOLDERS	$21,697	$18,526

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	110	103
Basic Earnings Per Common Share	$197,245	$179,864
Dividends Declared Per Common Share	$123,000	$128,155

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(in thousands)
CASH FLOWS FROM —
Operating Activities:
Net income	$9,610	$7,741
Adjustments for non-cash items:
Depreciation and amortization	8,651	8,356
Deferred income taxes an investment tax credits	4,655	5,111
Other — net	(1,290)	(1,346)
Changes in assets and liabilities:
Accounts receivable	(456)	(500)
Prepayments	304	463
Supply cost balancing accounts	(6,031)	(8,560)
Accounts payable	3,006	3,270
Taxes payable	471	(1,689)
Unbilled revenue	(1,765)	(1,470)
Other	(8,961)	(2,673)

Net Cash Provided	8,194	8,703

Investing Activities:
Construction expenditures	(20,294)	(22,195)

Net Cash Used	(20,294)	(22,195)

Financing Activities:
Issuance of securities	—	45,000
Receipt of advances and contributions	2,204	2,014
Repayments of long-term debt, net of redemption of preferred shares	(226)	(164)
Refunds on advances for construction	(2,560)	(2,238)
Changes in notes payable to banks	—	(23,000)
Common and preferred dividends paid	(6,600)	(6,600)

Net Cash Provided (Used)	(7,182)	15,012

Net Increase (Decrease) in Cash and Cash Equivalents	(19,282)	1,520
Cash and Cash Equivalents, Beginning of period	26,079	1,545

Cash and Cash Equivalents, End of period	$6,797	$3,065

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY
AND
SOUTHERN CALIFORNIA WATER COMPANY

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     American States Water Company (AWR), incorporated in 1998, is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and Chaparral City Water Company (CCWC). More than 90% of AWR’s assets consist of the common stock of Southern California Water Company. SCW is a public utility company engaged principally in the purchase, production, distribution and sale of water, and the distribution and sale of electric energy in several mountain communities in California. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively.

1.	The consolidated financial statements included herein have been prepared by AWR, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2001 Form 10-K filed with the SEC on March 5, 2002.

2.	Basic earnings per common share are calculated pursuant to SFAS No. 128 - Earnings per Share - and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Under the American States Water Company 2000 Stock Incentive Plan, stock options representing 68,153 common shares were granted to certain eligible employees on May 1, 2000, stock options representing an additional 68,486 common shares were granted on January 2, 2001, and stock options representing 116,775 common shares and 1,050 restricted stock shares were granted on February 4, 2002. As a result, fully diluted earnings per share amounts are shown. Earnings per share also reflect a three-for-two split of Registrant’s common stock payable on June 7, 2002 to holders of record on May 15, 2002.

3.	New water rates with an annual increase of approximately $321,600 for four of seven ratemaking districts in SCW’s Region I were implemented in January 2002. SCW is planning to submit a Notice of Intent to file an application for the customer service areas in SCW’s Region III in the third quarter of 2002 for new water rates effective July of 2003, if approved by the CPUC. There are no active regulatory proceedings affecting CCWC or its operations.

4.	As permitted by the CPUC, SCW has historically maintained water and electric supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs have been recorded in income and charged to balancing accounts when such costs were incurred. The balancing accounts were reversed when such costs were recovered through rate adjustments or through refunds of previously incurred costs. SCW accrued interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

Water Balancing Account — On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account that works in a manner similar to the balancing account. As a result, the income statements of SCW will no longer include entries reflecting differences between actual unit water supply costs included in rates and actual water supply costs. SCW will not be entitled to recover any deferred costs for providing water service unless it is within its general rate case cycle and is earning less than its authorized rate of return on a weather normalized basis. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings. SCW may not be able to recover the under-collection of supply costs if it is earning a rate of return in excess of that allowed. SCW had a net under-collection position of $3.1 million in its water supply balancing account at June 30, 2002 principally related to pre-November 29, 2001 activities. Of this amount, approximately $1 million is currently included in rates. SCW anticipates recovering the remaining amount as part of a general rate case filing planned for the third quarter of 2002. SCW doesn’t recognize memorandum accounts until a rate mechanism is established for the recovery.

Electric Balancing Account — Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to a balancing account. The amount of the under-collection in the electric balancing account has increased to $28.6 million at June 30, 2002. This is a result of the cumulative differences between wholesale purchased power costs and the $24 per megawatt hour (MWh) authorized in rates for collection of purchased power costs from customers. The CPUC has approved two of SCW’s Advice Letters for recovery, over a five-year period, of approximately $11.1 million in aggregate in under-collected power costs. In approving the $0.022 per kilowatt-hour surcharge, which resulted in an overall rate increase of 29% for customers of BVE, the CPUC also imposed a condition of conducting a subsequent audit on the electric balancing account. The audit was completed and submitted to the CPUC in October of 2001. On August 17, 2001, SCW filed an application with the CPUC seeking recovery of an average cost of $87 per MWh for electric energy purchased pursuant to power purchase contracts with Mirant Americas Energy Marketing, LP and Pinnacle West Capital Corporation. On February 8, 2002, a settlement agreement among SCW, all intervening parties and the Office of Ratepayer Advocates (“ORA”) was filed with the CPUC that will permit SCW to recover $77 per MWh of purchased power costs through rates. SCW will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year for 10 years in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed against income. SCW has established approximately $8.2 million in reserves as of June 30, 2002 against potential non-recovery of electric power costs. In addition, the settlement extended the previously approved surcharges for an additional five years to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account. Based on estimates, management believes that continuation of the $0.022 per kilowatt-hour surcharge will allow for full recovery of amounts included in the electric balancing account. On July 17, 2002, the CPUC approved the settlement agreement, with new tariffs in effect immediately thereafter. See the sections entitled “Liquidity and Capital Resources,” “Electric Energy Situation in California,” and “Regulatory Matters” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation for information on actions being taken by SCW to recover these costs.

CCWC, subject to regulation by the Arizona Corporation Commission (ACC), does not maintain balancing accounts and increases in costs are normally recovered through general rate case applications.

5.	On October 2000, AWR completed the acquisition of the common stock of CCWC for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. As of June 30, 2002, Registrant has $12,285,000 in goodwill included in Other Property and Investments. The amount represents the difference between the purchase price of the common equity of CCWC and CCWC’s book equity at the time of closing and was being amortized over a period of 40 years. Registrant ceased amortization on January 1, 2002 pursuant to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as discussed below. In 2001, $331,073 was amortized against the goodwill.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminated the pooling-of-interests method of accounting, effective June 30, 2001. After that, all business combinations must be recorded under the purchase method of accounting. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The major provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

On October 2000, AWR completed the acquisition of the common stock of CCWC for an aggregate value of $31.2 million, including assumption of approximately $12 million in debt. As of June 30, 2002, Registrant has $12,285,000 in goodwill included in Other Property and Investments. Registrant’s reporting units are generally consistent with the principal business units identified in Note 6. The amount represents the difference between the purchase price of the common equity of CCWC and CCWC’s book equity at the time of closing and was being amortized over a period of 40 years. Registrant adopted the provisions of SFAS 142 on January 1, 2002.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss, which is also measured as of January 1, 2002, if any. Registrant completed this two-step process in the first quarter ended March 31, 2002 and has determined that no impairment of this goodwill exists. In 2001, $331,073 was amortized against the goodwill. Registrant has ceased amortizing this goodwill, effective January 1, 2002.

The following table reflects Registrant’s net income and earnings per share adjusted to amortizations for the three, six and twelve months ended June 30, 2002, and 2001, respectively:

	Three Months		Six Months		Twelve Months
	Ended June 30,		Ended June 30,		Ended June 30,

($000s except for earnings per share amounts)	2002	2001	2002	2001	2002	2001

Earnings available for common shareholders:
Reported earnings	$5,427	$5,032	$9,213	$8,128	$21,447	$19,357
Add back Goodwill amortization	—	83	—	166	166	230
Less: Tax	—	(37)	—	(75)	(75)	(104)

Adjusted earnings	$5,427	$5,078	$9,213	$8,219	$21,538	$19,483

Basic earnings per share:
Reported basic earnings per share	$0.36	$0.33	$0.61	$0.54	$1.42	$1.30
Add amortization net of taxes	—	0.01	—	—	—	0.01

Adjusted basic earnings per share	$0.36	$0.34	$0.61	$0.54	$1.42	$1.31

Diluted earnings per share:
Reported diluted earnings per share	$0.35	$0.33	$0.60	$0.53	$1.40	$1.29
Add amortization net of taxes	—	—	—	0.01	0.01	0.01

Adjusted diluted earnings per share	$0.35	$0.33	$0.60	$0.54	$1.41	$1.30

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

6.	AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water service utility operation conducted through its Chaparral City Water Company (CCWC) unit, and a non-regulated activity unit through the American States Utilities Services, Inc. (ASUS) subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s water and electric operating segments, CCWC, and non-regulated businesses, consisting of ASUS and AWR corporate expenses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.

	For The Three Months Ended June 30, 2002

	SCW
			CCWC	Non-	Consolidated
(dollars in thousands)	Water	Electric	Water	Regulated	AWR

Operating revenues	$47,068	$3,839	$1,697	$198	$52,802
Operating income before income taxes	13,824	232	602	(637)	14,021
Identifiable assets	494,807	27,367	28,580	—	550,754
Depreciation expense	3,943	367	228	—	4,538
Capital additions	$11,740	$587	$252	$—	$12,579

	For The Three Months Ended June 30, 2002

	SCW
			CCWC	Non-	Consolidated
(dollars in thousands)	Water	Electric	Water	Regulated	AWR

Operating revenues	$44,834	$3,176	$1,661	$199	$49,870
Operating income before income taxes	13,345	(953)	696	50	13,138
Identifiable assets	467,143	26,766	28,783	—	522,692
Depreciation expense	3,821	362	310	—	4,493
Capital additions	$11,128	$497	$86	—	$11,711

	For The Three Months Ended June 30, 2002

	SCW
			CCWC	Non-	Consolidated
(dollars in thousands)	Water	Electric	Water	Regulated	AWR

Operating revenues	$84,802	$9,045	$3,054	$386	$97,287
Operating income before income taxes	24,005	1,052	922	(1,027)	24,952
Identifiable assets	494,807	27,367	28,580	—	550,754
Depreciation expense	7,916	735	455	—	9,106
Capital additions	$19,872	$967	$382	—	$21,221

	For The Three Months Ended June 30, 2002

	SCW
			CCWC	Non-	Consolidated
(dollars in thousands)	Water	Electric	Water	Regulated	AWR

Operating revenues	$79,639	$7,133	$3,001	$388	$90,161
Operating income before income taxes	21,651	314	1,014	95	23,074
Identifiable assets	467,143	26,766	28,783	—	522,692
Depreciation expense	7,634	722	621	—	8,977
Capital additions	$22,187	$1,062	$216	—	$23,465

	For The Three Months Ended June 30, 2002

	SCW
			CCWC	Non-	Consolidated
(dollars in thousands)	Water	Electric	Water	Regulated	AWR

Operating revenues	$180,368	$17,163	$6,322	$788	$204,641
Operating income before income taxes	56,390	(3,203)	1,824	(1,062)	53,949
Identifiable assets	494,807	27,367	28,580	—	550,754
Depreciation expense	15,546	1,459	1,075	—	18,080
Capital additions	$45,127	$2,161	$717	—	$48,005

	For The Three Months Ended June 30, 2002

	SCW
			CCWC	Non-	Consolidated
(dollars in thousands)	Water	Electric	Water	Regulated	AWR

Operating revenues	$170,493	$14,331	$4,267	$853	$189,944
Operating income before income taxes	46,730	2,705	1,312	320	51,067
Identifiable assets	467,143	26,766	28,783	—	522,692
Depreciation expense	14,412	1,422	874	—	16,708
Capital additions	$45,686	$2,453	$413	—	$48,552

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Information

     Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality, regulatory matters, adequacy of water supplies, the California energy crisis, liquidity and capital resources, opportunities related to operations and maintenance of water systems owned by governmental entities and other utilities and providing related services, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand and changes in water and energy supply cost; future climatic conditions; litigation developments; and legislative, regulatory and other circumstances affecting anticipated revenues and costs. See the section entitled “Risk Factors” for more information.

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

     SCW served 247,950 water customers and 21,900 electric customers at June 30, 2002, or a total of 269,850 customers, compared with 267,304 total customers at June 30, 2001.

     SCW’s utility operations exhibit seasonal trends. Although SCW’s water utility operations have a diversified customer base, revenues derived from commercial and residential water customers accounted for approximately 85.8%, 89.7% and 90.9% of total water revenues for the three, six and twelve months ended June 30, 2002, respectively, as compared to 85.1%, 90.4% and 91.2% for the three, six and twelve months ended June 30, 2001, respectively.

     AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) contracts to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading, to approximately 90,000 accounts. Chaparral City Water Company (CCWC) is an Arizona public utility company serving 11,656 customers as of June 30, 2002, compared with 11,342 customers at June 30, 2001, in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. The Arizona Corporation Commission (ACC) regulates CCWC.

     Neither AWR nor ASUS is directly regulated by either the CPUC or the ACC.

Results of Operation

     Basic earnings per common share for the three months ended June 30, 2002 increased by 9.1% to $0.36 per share as compared to $0.33 per share for the comparable period last year. As compared to the six months ended June 30, 2001, basic earnings increased by 13.0% to $0.61 per share from $0.54 per share. Basic earnings per common share for the twelve months ended June 30, 2002 also increased by 9.2% to $1.42 per share from $1.30 per share as compared to the twelve months ended June 30, 2001. The increases in the recorded results primarily reflect the impact of various rate increases authorized by the Public Utilities Commission of the State of California (CPUC) for SCW, additional revenues generated by CCWC, improvement in operating margins and, to some extent Registrant’s Cash Preservation Plan (CPP) as discussed below. Earnings per shares reflect the three-for-two split of Registrant’s common stock to holders of record on May 15, 2002.

     Fully diluted earnings for the three, six and twelve months ended June 30, 2002 were $0.35, $0.60 and $1.40 per share, respectively, as compared to $0.33, $0.53 and $1.29 per share for the comparable periods of 2001. For further information, see the section entitled “Liquidity and Capital Resources” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     As compared to the three and six months ended June 30, 2001, revenues from water operations increased by 4.9% and 6.3%, respectively, for the same periods ended June 30, 2002. The increases were due to consumption increases of 4.8% and 4.3%, respectively, and various increases in rates authorized by the CPUC. Step increases in the customer service areas that comprise SCW’s Region I were effective January 1, 2002. The six-month comparison is also affected by the fact that attrition increases for the customer service areas that comprise SCW’s Region II were not effective until January 27, 2001 and rate increases to recover increased electric power costs incurred for pumping of water were also not in effect until after the first quarter of 2001. For the twelve months ended June 30, 2002, revenues from water operations increased by 6.8% over the twelve months ended June 30, 2001 reflecting various rate increases effective at several of SCW’s customer service areas as well as an additional $2.1 million in revenues generated by CCWC. See the section entitled “Regulatory Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation for more information.

     Revenues from electric operations increased by 20.9%, 26.8% and 19.8%, respectively, for the three, six and twelve months ended June 30, 2002 as compared to the same periods ended June 30, 2001. The increases reflect a rate increase of 12.5% effective May 24, 2001 and an additional 14.8% increase effective August 23, 2001 authorized by the CPUC to recover previously under-collected energy costs. The six-month increases in electric revenues also reflect a 2% increase in sales due to higher utilization of snow making machines at ski resorts in the area during the first quarter this year. The twelve-month increase in revenues from electric operations was partially offset by a decrease of 3.3% in usage for the twelve months ended June 30, 2002 due to energy conservation efforts by all classes of customers in 2001. See the section entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation for more information.

     Purchased water costs increased by 0.8% and 6.8%, respectively, for the three and six months ended June 30, 2002 as compared to the same periods ending in 2001 due to increases in the volume of purchased water, partially offset by decreased amortization of leased water rights in the second quarter of 2002. During the periods, additional purchased water was necessary to replace supply lost due to wells being removed from service as a result of water quality issues and mechanical problems, particularly in

SCW’s Orange County and San Dimas customer service areas. As compared to the twelve months ended June 2001, purchased water costs decreased by 2.7% reflecting a decrease in the amortization of leased water rights as well as refunds received from Registrant’s wholesale water suppliers in December 2001 of approximately $770,000, partially offset by an increase in purchased water volume in Registrant’s supply mix as discussed. There was no similar refund in the twelve months ended March 2001.

     Cost of power purchased for pumping increased by 30.0%, 29.6% and 34.5% for the three, six and twelve months ended June 30, 2002, respectively, due to the rate increases implemented in the first quarter of 2001 by SCW’s energy suppliers, in particular Southern California Edison and Pacific Gas and Electric Company. In 2001, the CPUC approved SCW’s Advice Letters to increase revenues by approximately $1.4 million annually to recover the costs of purchased power for certain of its water ratemaking districts. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation. The twelve-month comparison was also impacted by the inclusion of approximately $261,000 in costs for power purchased to pump water at Registrant’s CCWC unit.

     Costs of power purchased for resale to customers in SCW’s Bear Valley Electric division increased by 110.8% and 12.7%, respectively, for the three and twelve months ended June 30, 2002, and decreased by 0.2% for the six months ended June 30, 2002. The variances were due primarily to (i) additional accruals of $2.2 million for purchased power costs based on adjusted invoices received in April of 2002 from Dynegy Power Marketing, Inc. for purchased power incurred during prior periods, (ii) a one-time sale of energy on the spot market, resulting from a one-month overlap of energy purchase agreements, that generated a $644,000 gain in April 2001, and (iii) significant reductions in wholesale market prices for energy in the State of California during the first two quarters of 2002. As compared to the average cost of approximately $0.17 per kilowatt-hour for the six months ended June 30, 2001, costs for the six months ended June 30, 2002 averaged approximately $0.12 per Kwh. For further information, see the sections entitled “Liquidity and Capital Resources”, “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

     Groundwater production assessments for the three months ended June 30, 2002 decreased by 7.8% as costs were partially offset by revenues from leases of unused water rights to third parties in Registrant’s Barstow customer service area. For the six and twelve months ended June 30, 2002, groundwater production assessments increased by 4.9% and 5.6%, respectively as compared to the same periods in 2001 reflecting increased sales volumes provided from pumped water sources, increased groundwater production assessments, and a one-time adjustment made in the first quarter of 2002 to account for a retroactive billing by water purveyors for rate increases effective July of 2001, offset partially by the leases of unused water rights as mentioned.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. The negative entries for 2001 and 2002 primarily reflect untimely-recovery of electric power costs discussed previously. At June 30, 2002, Registrant had a combined net under-collected position of $31.6 million in both its water and electric balancing accounts primarily due to the increases in energy costs. For further information, see the sections entitled “Accounting for Supply Costs”, “Liquidity and Capital Resources”, “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

     Other operating expenses decreased by 7.9%, 8.2% and 4.1%, respectively, for the three, six and twelve months ended June 30, 2002 as compared to the same periods of last year. The decreases were primarily due to a refund for a sewer service overpayment, a payment received during the second quarter from one of the settling parties as part of clean-up efforts in San Gabriel basin to meet water quality compliance, and a decrease in the accrual for bad debt during the first quarter of 2002. The twelve-month comparison reflected additional costs related to the inclusion of CCWC.

     Administrative and general expenses increased by 6.0% for the six months ended June 30, 2002 reflecting an increase in the accrual for pension plan expense, an accrual for payroll expense deferred pursuant to the CPP implementation, and outside service expenses at Registrant’s ASUS unit. For the three months ended June 30, 2002, expense decreased slightly by 0.6% due to the reserves booked from April 2001 for potential non-recovery of electric power costs as discussed below, offset by the increases impacting the six-month comparison. As compared to the twelve months ended June 30, 2001, the administrative and general expense increased by 21.2% primarily due to the accrual of $6.6 million in reserves booked during the period for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area. The reserves, $8.2 million in total, were established to offset future impacts to earnings for the difference between the authorized rates and SCW’s actual costs under its energy purchase agreements. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Depreciation expense increased by 1.0% and 1.4%, respectively, for the three and six months ended June 30, 2002 reflecting, among other things, the effects of recording approximately $50 million in capital additions at SCW during 2001, depreciation on which began in January 2002. The comparisons were also impacted by the elimination, effective January 1, 2002, of amortization of the goodwill recorded in Registrant’s acquisition of CCWC. For further information, see Notes 6 and 7 of the Notes to Financial Statements included in Part I, Item 1 in Financial Statements. Depreciation expense increased by 8.2% for the twelve months ended June 30, 2002 as compared to the twelve months ended June 30, 2001 due to plant additions, additional depreciation associated with utility plant at Registrant’s CCWC’s unit, and amortization of goodwill as discussed previously.

     As compared to the six and twelve months ended June 30, 2001, maintenance expense decreased by 5.0% and 10.7%, respectively, due primarily to the implementation of Registrant’s CPP in April 2001. The CPP was implemented to control costs and temporarily limit capital and maintenance expenditures principally to those projects that were believed necessary to meet public safety and health requirements or otherwise provide for continued service pending CPUC approval of rate increases that would permit SCW to begin recovery of power costs incurred during the California energy crisis. The CPP impacted both the electric and water businesses of SCW. For the three months ended June 30, 2002, maintenance expense increased by 5.2% principally for projects necessary to be carried out to meet public safety and health requirements. For further information, see the sections “Electric Energy Situation in California” and “Regulatory Matters” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

     Taxes on income increased by 0.2% and 4.5%, respectively, as compared to the three and six months ended June 30, 2001, and decreased by 3.5% for the twelve months ended June 30, 2002. The variances were due to an increase in pre-tax operating income of 5.4%, 6.9% and 4.1%, respectively, for the comparable periods ended June 30, 2002, offset partially by lower effective tax rates. The twelve-month comparison was also affected by a one-time adjustment recorded in December 2001 to true up 2000 taxes.

     Other taxes increased by 5.6%, for the three months ended June 30, 2002 reflecting additional property taxes accrued in the second quarter reflecting higher assessed values. For the six months ended June 30, 2002, other taxes increased by 1% due to the mentioned increases in property taxes, partially offset by lower payroll taxes due to company-wide hiring freeze pursuant to CPP implemented from

April 2001. The twelve-month comparison also reflected additional property and payroll taxes at CCWC.

     As compared to the three, six and twelve months ended June 30, 2001, respectively, the change in other income for the same periods ended June 30, 2002 reflects the sale of a parcel of non-operating property in SCW’s Metropolitan customer service area in the first quarter of 2002 and one-time reclassification of income taxes on connection fees to this category during the second quarter. The twelve-month comparison was also impacted by the write-off of expenses associated with the termination of the acquisition of Peerless Water Company in the fourth quarter of 2001.

     Interest expense increased by 9.8%, 10.6% and 9.4%, respectively, for the three, six and twelve months ended June 30, 2002 as compared to the same periods ended June 30, 2001. The increases reflected the issuance of $50 million in long-term debt by SCW in December 2001, partially offset by a reduction in short-term borrowing. The twelve-month comparison was also impacted by the issuance of $20 million in long-term debt by SCW in January 2001, and the inclusion of long-term debt at Registrant’s CCWC unit.

Accounting for Supply Costs

     As permitted by the CPUC, SCW has historically maintained water and electric supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs have been recorded in income and charged to balancing accounts when such costs were incurred. The balancing accounts were reversed when such costs were recovered through rate adjustments or through refunds of previously incurred costs. SCW accrued interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

     On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account that works in a manner similar to the balancing account. As a result, the income statements of SCW will no longer include entries reflecting differences between actual unit water supply costs included in rates and actual water supply costs. SCW will not be entitled to recover any deferred costs for providing water service unless it is within its general rate case cycle and is earning less than its authorized rate of return on a weather normalized basis. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings. SCW may not be able to recover the under-collection of supply costs if it is earning a rate of return in excess of that allowed. SCW had a net under-collection position of $3.1 million in its water supply balancing account at June 30, 2002 related to pre-November 29, 2001 activities. Of this amount, approximately $1 million is currently included in rates. SCW anticipates recovering the remaining amount as part of a rate case filing planned for the third quarter of 2002.

     Electric power costs incurred by SCW’s Bear Valley Electric division will continue to be charged to a balancing account. Resulting from the unanticipated and dramatic increases in electricity prices since the fourth quarter of 2000, the amount of the under-collection in the electric balancing account has increased from $2.8 million at December 31, 1999, to $8.6 million at December 31, 2000, to $22.4 million at December 31, 2001, and $28.6 million at June 30, 2002. On July 17, 2002, the CPUC approved a settlement agreement among SCW, all intervening parties and the Office of Ratepayer Advocates, which allows SCW to recover up to a weighted annual energy purchase cost of $77 per megawatt hour each year for 10 years in its balancing account. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies

     Critical accounting policies are those that are important to the portrayal of the financial condition and results of Registrant, and require the most difficult, subjective or complex judgments of management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. The following are examples of accounting policies that are critical to the financial statements of Registrant. For more information regarding the significant accounting policies of Registrant, see Notes to Financial Statements in Part 1, Item 1.

     Management believes that regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When Registrant files for adjustment to rates, capital assets, operating costs and other matters are subject to review, and disallowances could occur. Regulatory disallowances in the past have not been frequent but have on occasion significantly impacted Registrant’s results of operations.

•	Water and electric operations of Registrant in the State of California are subject to regulation by the CPUC and, in the State of Arizona the ACC regulates the water operations of Registrant. The accounting policies of Registrant conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process. As such, Registrant is allowed to defer as regulatory assets, certain costs that otherwise would have been expensed if it is probable future recovery from customers will occur. If rate recovery is no longer probable, due to competition or the actions of regulators, Registrant would be required to write off the related regulatory asset.

•	Registrant’s income tax calculations require estimates due principally to the regulated nature of its operations, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A change in the regulatory treatment, or significant changes in tax-related estimates or assumptions, could have a material impact on the financial position and results of operations of Registrant.

•	Depreciation is computed at composite rates considered sufficient to amortize costs over the estimated remaining lives of assets. Depreciation studies are performed periodically and prospective changes in rates are estimated to make up for past differences. These studies are reviewed and approved by either the CPUC or the ACC. Changes in estimates of depreciable lives or changes in depreciation rates mandated by regulations could impact results of operations of Registrant in periods subsequent to the change.

•	As prescribed by the CPUC under its Uniform System of Accounts for Water Utilities, SCW is allowed to capitalize a portion of general costs such as engineering, supervision, general office salaries and expenses, legal expenses, insurance, injuries and damages, pensions and benefits, taxes and allowance for funds used during construction, as overhead construction costs included in Registrant’s Utility Plant. All overhead construction costs are charged to jobs on the basis of the amounts of such overheads reasonably applicable thereto, so that each job bears its equitable proportion of such costs and its direct costs.

Liquidity and Capital Resources

     AWR

     AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. As of June 30, 2002, approximately $31.1 million remained for issuance under this Registration Statement. During 2001, AWR maintained a $25 million credit facility, $20 million of which was outstanding at December 31, 2001. This credit facility expired on January 2, 2002. In June 2002, AWR secured a 3-year syndicated credit facility of $75 million. The revolving facility, which matures in June 2005, will be utilized to fund AWR and all of its subsidiaries as needed. As of June 30, 2002, $13 million was then outstanding, all of which was used to fund SCW’s operations. On April 19, 2002, AWR completed the redemption of all of its outstanding 4%, 4-1/4% and 5% series of preferred shares.

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

     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of June 30, 2002. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

	Payments/Commitments Due by Period (1)

		Less than			After
($ in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Notes/Debentures(2)	$185,595	—	$12,500	—	$173,095
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	20,726	87	285	218	20,136
Other Debt Instruments(5)	2,557	174	584	451	1,348
Other Commitments(6)	76,796	—	—	—	—
Chaparral City Water Company(7)	9,254	499	1,684	620	6,451
TOTAL	$322,928	$760	$15,053	$1,289	$229,030

(1)	Excludes interest, dividends, commitment and facility fees.

(2)	The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or cross default provisions.

(3)	The private placement notes are issued pursuant to the terms of Note Agreements with substantially similar terms. The Note Agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, maximum debt to capitalization ratio and a negative pledge. Pursuant to the Note Agreements, SCW must maintain a minimum interest coverage ratio of two times interest expense. SCW does not currently have any outstanding mortgages or other encumbrances on its properties. For further information on the dividend restrictions, see discussion included in Part II, Item 2 in Changes in Securities.

(4)	Consists of obligations under a loan agreement supporting $8 million in debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $7 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project (SWP). Except as described below, these obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Bank of America. SCW intends to replace this letter of credit in November 2002. In regards to the obligations incurred to its SWP entitlement, SCW has entered into an agreement with a developer for committing 350 acre-feet of its entitlement to water from the SWP. For further information, see the section entitled “Regulatory Matters-Disallowance of Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(5)	Consists of $1.6 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.6 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.4 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)	Other commitments consist of (i) $75 million syndicated revolving credit facility, expiring in June 2005, (ii) a $966,534 irrevocable letter of credit that expires in April 2003 for its self-insured workers compensation plan, (iii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Bank of America to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iv) an irrevocable letter of credit in the amount of $250,000 that expires on October 1, 2002 for the deductible in Registrant’s business automobile insurance policy (v) an irrevocable letter of credit that expires June 30, 2005 for its energy scheduling agreement with Automated Power Exchange; the amount of the credit is $585,000 for the months from November to March, and $270,000 to cover the months from April to October, and (vi) outstanding performance bonds of $14,790 to secure performance under franchise agreements with governmental agencies. The syndicated revolving credit facility contains restrictions on prepayments, deposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+.

(7)	Consists of $8.1 million of obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $1.1 million repayment obligation to the United States Bureau of Reclamation. The loan agreement contains provisions that establishes a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau of Reclamation obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions.

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

S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

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

     On July 17, 2002, the FERC extended and modified the mitigation measures that were set to expire on September 30, 2002, citing delays in construction of new generation resources in California and throughout the West, delays in adopting a new market design and market rules by the Cal ISO, transmission line constraints, constraints on natural gas pipeline capacity and a dysfunctional power market. It remains unclear how long the FERC will leave its mitigation measures in place. The premature termination of such mitigation measures could result in a substantial increase in spot market prices and the prices of long-term contracts for power and capacity. In addition, FERC has proposed a number of market reforms, such as the imposition of an available capacity obligation (“ACAP”) on all load-serving entities. The purpose of the ACAP obligation is to ensure that all load-serving entities have sufficient power resources to meet their maximum possible load. If an ACAP obligation of the type proposed by FERC is adopted, SCW could be required to procure substantial additional power and capacity. The cost of procuring this additional power and capacity could have a material adverse impact on SCW if SCW is not permitted to recover the costs of procuring this additional power and capacity from its ratepayers on a timely basis.

     Power Supply Arrangements

     All electric energy sold by SCW to customers in its BVE customer service area is purchased from others. Historically, SCW purchased electric energy from the Southern California Edison unit of Edison International. However, in order to keep electric power costs as low as possible, SCW began to enter into energy brokerage contracts to purchase energy in May 1996.

     In May 2000, SCW entered into a one-year, block forward purchase contract with Dynegy Power Marketing, Inc. (DYPM) for 12 MWs of electric energy for its BVE customer service area at a price of $35.50 per MWh. This contract expired April 30, 2001.

     SCW entered into a five-year, block forward purchase contract with Mirant Americas Energy Marketing LP (“Mirant”) to supply its BVE customer service area with 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. On December 20, 2001, SCW filed a complaint with FERC seeking to reduce the amount charged by Mirant under the terms of this contract due to a just and reasonable price. A hearing is scheduled on this matter in October 2002. Management is unable to predict the outcome of this complaint.

     In June 2001, SCW executed an agreement with Pinnacle West Capital for an additional 8 MWs of electric energy to meet BVE’s peak winter demands. The contract provides for pricing of $75 per MWh from November 1, 2001 to June 30, 2002, $48 per MWh from November 1, 2002 to June 30, 2003, and $36 per MWh from November 1, 2003 to June 30, 2004. The average minimum load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 38 MWs when the snowmaking machines at the ski resorts are operating. Under the terms of a contract with DYPM that expired on April 30, 2002, DYPM provided electric energy to SCW in excess of the amounts it purchased under the forward block purchase contracts previously described, acted as scheduling coordinator and provided other ancillary services. DYPM has requested payment of an additional $5.6 million for these services for the period June 1, 2000 to February 28, 2002, primarily due to what DYPM contends were billing errors. This request for payment is included in the electric supply balancing account, but no payment has been made by SCW pending resolution of certain disputes with DYPM.

     SCW is a party to the FERC proceedings in which refunds are being sought on purchases of power from the California Power Exchange and the California Independent Operator System. Management is unable to predict whether or not it will receive any refunds in these proceedings.

     Transmission Constraints

     Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power. For further information, see Legal Proceedings in Part II for a discussion of litigation between Edison and SCW regarding Edison’s obligations to upgrade these transmission facilities. In order to meet these increasing energy demands, SCW is considering the construction of a gas-fueled generator facility owned by SCW. An Advice Letter was filed to seek the CPUC’s authorization. If approved, it will result in further increases in electric energy prices for customers of SCW’s BVE customer service area. For more information, see the section entitled “Rate Matters-Changes in Rates” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     Neither AWR nor ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between SCW and its affiliates. The ACC also regulates certain transactions between CCWC and its affiliates.

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

     As of June 30, 2002, SCW had accrued approximately $28.6 million in under-collected purchased power costs included in the electric balancing account. In May 2000, SCW filed an Advice Letter with the CPUC for recovery over a five-year period of approximately $2.4 million in under-collected power costs and removal of a negative amortization authorized by the CPUC in 1997. The CPUC issued a final order on May 24, 2001 authorizing an overall rate increase of 12.5%, with a condition of conducting a subsequent audit on the expenses included in the electric balancing account. The audit has been conducted and provided to the CPUC.

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

     On February 8, 2002, a settlement agreement among SCW, all intervening parties and the Office of Ratepayer Advocates (ORA) was filed with the CPUC that will permit SCW to recover $77 per MWh of purchased power costs through rates. SCW will be allowed to include its actual purchased power costs up to an average annual weighted cost of $77 per MWh each year for 10 years in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will offset amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed against income. SCW has established approximately $8.2 million in reserves as of June 30, 2002 against potential non-recovery of electric power costs. In addition, the settlement extended the previously approved surcharges for an additional five years to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account. Management believes that the settlement will allow for full recovery of amounts included in the balancing account. The settlement also requires SCW to pursue its complaint filed with FERC in which SCW has requested FERC to reduce the prices in its power purchase contract with Mirant to a just and reasonable price. On July 17, 2002, CPUC approved the settlement agreement with new rates effective immediately thereafter. For further information, see the sections entitled “Liquidity and Capital Resources” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

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

     Pending Rate Changes

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

     In April 2002, SCW filed for a Certificate of Public Convenience and Necessity (CPCN) seeking the CPUC’s authorization to construct an 8.4 MW natural gas-fueled generator facility on a portion of its BVE property in the City of Big Bear Lake to ensure the reliability of service, eliminate transmission constraints and meet increasing demand in the areas. The capital cost of the generator facility is estimated to be approximately $13 million, which, if approved by the CPUC, will generate an annual revenue increase of about $2.4 million. Management is unable to predict when or if the CPUC will approve the CPCN.

     In July 2002, SCW filed a Notice of Intent to increase water rates in the customer service areas that comprise Region III. In addition, a separate Notice of Intent, applicable to all of SCW’s customer base, was filed to recover costs associated with the general office functions of SCW. Management is unable to predict if the CPUC will authorize all or any of the requested increase in rates. In any event, a final decision on these applications is not anticipated until the second quarter of 2003.

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

     Proposed Enhanced Surface Water Treatment Rule

     On July 29, 1994, the EPA proposed an Enhanced Surface Water Treatment Rule (ESWTR), which would require increased surface-water treatment to decrease the risk of microbial contamination. The EPA has proposed several versions of the ESWTR for promulgation. The version selected for promulgation will be determined based on data collected by certain water suppliers and forwarded to the EPA pursuant to EPA’s Information Collection Rule, which requires such water suppliers to monitor microbial and other contaminants in their water supplies and to conduct certain tests in respect of such contaminants. The EPA has adopted an Interim ESWTR applicable only to systems serving greater than 10,000 persons. On April 10, 2000, EPA published the proposed Long Term 1 Enhanced Surface Water Treatment Rule and Filter Backwash Rule (LT1ESWTR) in the Federal Register. The final Long-Term 1 Enhanced Surface Water Treatment Rule was published in the January 14th Federal Register and applies to all public water systems that use surface water or ground water under the direct influence of surface water (GWUDI) and serve fewer than 10,000 persons. This proposed rule will apply to each of SCW’s five surface water treatment plants and the CCWC’s surface water treatment plant. It basically extends the requirements of the ESWTR to systems serving less than 10,000 persons and will require some systems to institute changes to the return of recycled filter backwash flows within the treatment process to reduce the effects of recycled water on compromising microbial control. Registrant is presently unable to predict the ultimate impact of the LT1ESWTR, but it is anticipated that all plants will achieve compliance within the three year to five-year time frames identified by EPA.

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

     Regulation of Radon and Arsenic

     The regulation on arsenic was published in January 2001 with a new federal standard of 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in SCW’s system and three wells in CCWC’s system. However, the EPA subsequently withdrew the pending arsenic standard for a sixty-day review to seek independent reviews of both the science behind the standard and of the cost estimates to communities of implementing the rule. On October 31, 2001, EPA announced that the arsenic standard in drinking water would be 10 parts per billion (ppb). The effective date for utilities to comply with the standard will be January 2006. In California, the Office of Environmental Health Hazard Assessment is currently preparing a Public Health Goal for arsenic that may result in California adopting a lower MCL for arsenic. It is not clear what will happen between now and the current effective date of the arsenic regulation. No further actions by EPA would simply make this regulation become effective as of that date.

     The EPA has proposed new radon regulations following a National Academy of Sciences risk assessment and study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences study is in agreement with much of EPA’s original findings but has slightly reduced the ingestion risk initially assumed by EPA. EPA established an MCL of 300 Pico Curies per liter based on the findings and has also established an alternative MCL of 4000 Pico Curies per liter, based upon potential mitigation measures for overall radon reduction. The final rule has been delayed and most likely will not be published until late 2002. SCW and CCWC currently monitor their wells for radon in order to determine the best treatment appropriate for affected wells.

     Voluntary Efforts to Exceed Minimum Surface Water Treatment Requirements

     SCW is a voluntary member of the EPA’s Partnership for Safe Water, a national program designed to further protect the public from diseases caused by cryptosporidium and other microscopic organisms. As a volunteer in the program, SCW commits to exceed minimum operating requirements governing surface water treatment, optimize surface water treatment plant operations and ensure that its surface water treatment facilities are performing as efficiently as possible.

     Unregulated Contaminants Monitoring Rule

EPA has revised the Unregulated Contaminant Monitoring Rule (UCMR), as required by the 1996 Amendments to the Safe Drinking Water Act. The rule was published on September 17, 1999 and supplemented on March 2, 2000 and January 11, 2001. The data generated by the new UCMR will be used to evaluate and prioritize contaminants on the Drinking Water Contaminant Candidate List, a list of contaminants EPA is considering for possible new drinking water standards. This data will help to ensure that future decisions on drinking water standards are based on sound science.

     A tiered approach will be utilized with the three monitoring lists to provide the maximum capability to monitor up to the statutory limit of no more than 30 contaminants in any 5-year monitoring cycle. Therefore, as List 3 contaminants are found to occur in PWS, they may move up to List 2, and likewise, List 2 contaminants may move up to List 1, in 2004, when the UCMR is revised again. The law requires that EPA publish a new contaminant monitoring list every 5 years. Registrant is presently unable to predict the ultimate impact of the UCMR, but it is anticipated that all monitoring required would be conducted within the frames identified by EPA.

     Voluntary Efforts to Exceed Minimum Surface Water Treatment Requirements

     SCW is a voluntary member of the EPA’s Partnership for Safe Water, a national program designed to further protect the public from diseases caused by cryptosporidium and other microscopic organisms. As a volunteer in the program, SCW commits to exceed minimum operating requirements governing surface water treatment, optimize surface water treatment plant operations and ensure that its surface water treatment facilities are performing as efficiently as possible.

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

     Matters Relating to SCW’s Arden-Cordova Water System

     In January 1997, SCW was notified that ammonium perchlorate in amounts above the state-determined action level had been detected in three of its wells serving its Rancho-Cordova water system. Aerojet-General Corp. has, in the past, used ammonium perchlorate in oxidizing rocket fuels. SCW took the three wells detected with ammonium perchlorate in excess of the 1997 action levels out of service. In April 1997, SCW found ammonium perchlorate in three additional wells and, at that time, removed those wells from service until it was determined that the levels were below the state-determined action level. Those wells were returned to service. SCW periodically monitors these wells to determine that levels of ammonium perchlorate are below the action level currently in effect. In January 2002, SCW was informed that DOHS was reducing the action level from 18 ppb to 4 ppb and subsequently removed three wells from service since they contained ammonium perchlorate in amounts in excess of this reduced action level.

     In February 1998, SCW was informed that nitrosodimethylamine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Rancho-Cordova water system. The wells have been removed from service. An additional well was also removed from service in September 1999 due to the contamination and another well was removed from service in January 2002. The DOHS established an initial action level of 2 parts per trillion (ppt). In February 2002, DOHS increased the action level to 10 ppt. Management is investigating the impact, if any, that the increase in the action level may have on its abilities to put certain wells back into service. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet. Aerojet has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW’s Rancho-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of two new wells. As of June 30, 2002, Aerojet had previously reimbursed SCW

$4.5 million of the approximately $19.5 million in costs SCW has incurred. The remainder of the costs is subject to further reimbursement, including interest. Reimbursements received from Aerojet will reduce SCW’s utility plant and costs of purchased water.

     For further information regarding litigation related to contamination of ground water in Sacramento County, see the section entitled “Other Water Quality Litigation” included in Part II, Item 1 in Legal Proceedings.

     Matters Relating to SCW’s Culver City Water System

     The compound, methyl tertiary butyl ether (MTBE), an oxygenate used in reformulated fuels, has been detected in the Charnock Basin, located in the city of Santa Monica and within SCW’s Culver City customer service area. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, SCW removed two of its wells in the Culver City water system from service in October 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells has been found to be contaminated with MTBE. SCW is purchasing water from the Metropolitan Water District of Southern California (MWD) at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

     On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company and Equilon Enterprises LLC to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination of the Charnock Basin drinking water. The EPA has ordered Shell Oil to reimburse SCW for water replacement costs. The agencies are continuing to investigate the causes of MTBE pollution and intend to ensure that all responsible parties contribute to its clean up. SCW is unable to predict the outcome of the EPA’s enforcement efforts.

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

     Matters Relating to SCW’s Yorba Linda Water System

     The compound MTBE has been detected in three wells serving SCW’s Yorba Linda water system. Two of the wells are standby wells and the third well has not shown MTBE above the DOHS secondary standard of 5.0 ppb at this time. SCW has constructed an interconnection with the MWD to provide for additional supply in the event the third well experiences levels of detection in excess of the DOHS standard.

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

     Matters Relating to SCW’s Los Osos Water System

     The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time SCW has been working with the Regional Water Quality Control Board as well as the owner of a service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier. Management is currently unable to predict either the financial impact or the ultimate result of this lawsuit.

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

Water Supply

     SCW’s Water Supply

     For the three months ended June 30, 2002, SCW supplied a total of 23,531,000 ccf of water as compared to 22,834,000 ccf for the three months ended June 30, 2001. Of the total 23,531,000 ccf of water supplied during the first quarter of 2002, approximately 55.0% came from pumped sources and 41.7% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. The remaining 3.3% of total supply came from the United States Bureau of Reclamation (the Bureau). For the three months ended June 30, 2001, 59.1%, 38.5% and 2.4% was supplied from pumped sources, purchased from MWD and the Bureau, respectively.

     For the six months ended June 30, 2002, SCW supplied a total of 40,743,000 ccf of water, 58.1% of which came from pumped sources, 39.9% was purchased and 2% was supplied by the Bureau. During the six months ended June 30, 2001, SCW produced 38,422,000 ccf of water. Of this amount 61.2% came from pumped sources, 37.4% was purchased and the remainder was provided by the Bureau.

     During the twelve months ended June 30, 2002, SCW supplied 86,424,000 ccf of water as compared to 85,233,000 ccf supplied during the twelve months ended June 30, 2001. During the twelve months ended June 30, 2002, pumped sources provided 57.1% of total supply, 40.7% was purchased from MWD and its member agencies. The remaining 2.2% of total supply came from the United States Bureau of Reclamation (the Bureau) under a no-cost contract. For the twelve months ended June 30, 2001, 57.2%, 40.8% and 2.0%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

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

     Registrant’s water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. The average current water outlook for California is near normal levels with the snow pack at 95% of average and statewide precipitation at 70% of normal. However averages can be deceiving. Northern California areas are at 100% or better of normal precipitation levels while Southern California is suffering through a drought with the South Coast area at 30% of average, South Lahontan region at 25%, and the Colorado River-Desert at only 5% of normal. So far this water year the LA Civic Center has gotten only 21% of normal rainfall whereas last year the LA Civic Center had received 127% of normal.

     Water storage appears to be adequate given statewide levels are at 100% of capacity for this time of year. In Northern California we see the reservoirs filling due to recent precipitation and in Southern California last year’s abundant rainfall helps current levels to be near or at normal. Reservoirs in South Lahontan are at 105%, and South Coast area at 85% of average.

     For the next few months the drought conditions in Southern California should persist. Come the late summer, fall and winter there could be some relief. The evolution towards a warm (El Nino) episode continues in the equatorial Pacific. However, there is not yet a consensus on development of a mature El Nino/Southern Oscillation condition.

     Groundwater conditions remain at adequate levels in most of SCW’s operating areas. Certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination and mechanical problems caused by low water table, which, in some cases, have caused increased reliance on purchased water in its supply mix.

     A sudden drop in water supply has severely impacted SCW’s Wrightwood Customer Service Area. In response to this emergency situation, SCW has taken a number of steps to provide water service, including trucking water into the area from nearby sources, bringing a formerly shut down well into service, taking steps to increase capacity at existing wells and expediting the drilling and equipping of a new well. In taking these steps to meet water demand, SCW has experienced increased operating costs, most significantly associated with the trucking of water. However, due to the actions of SCW and conservation efforts of consumers the situation has temporarily improved. Management is unable to predict how long this situation will continue or the extent to which additional costs may be incurred.

     CCWC’s Water Supply

     Northern Arizona has only received 50% of its average precipitation placing it in extreme drought conditions. As of June 2002, Arizona reservoir levels were at about 70% of normal and Lake Powell hit 82% of normal even with the Colorado River inflows at only 27% of average. Outlook for the next few months for this area indicate that the drought will persist or intensify.

     Since CCWC obtains its water supply from three operating wells and from Colorado River water delivered by the CAP, this situation will be monitored closely over the next few months. The majority of CCWC’s water supply is obtained from its CAP allocation and well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the well system in optimal operating condition. CCWC has an Assured Water Supply designation, by decision and order of the Arizona Department of Water Resources, providing in part that, subject to its requirements, CCWC currently has a sufficient supply of ground water and CAP water which is physically, continuously and legally available to satisfy current and committed demands of its customers, plus at least two years of predicted demands, for 100 years.

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

     Under California law, we are permitted to file for a rate increase to recover electric power costs not being recovered in current rates. Increases in electric power costs generally have no direct impact on profit margins, unless recovery of these costs is disallowed, but do affect cash flows and can therefore impact the amount of our capital resources. Electric power costs increased substantially in California during the fall of 2000 until the summer of 2001. As of June 30, 2002, SCW had accrued $28.6 million in unrecovered power costs in its electric balancing accounts. On July 17, 2002, the FERC extended and modified the mitigation measures that were set to expire on September 30, 2002, citing delays in construction of new generation resources in California and throughout the West, delays in adopting a new market design and market rules by the Cal ISO, transmission line constraints, constraints on natural gas pipeline capacity and a dysfunctional power market. It remains unclear how long the FERC will leave its mitigation measures in place. The premature termination of such mitigation measures could result in a substantial increase in spot market prices and the prices of long-term contracts for power and capacity. In addition, Cal ISO has proposed a number of market reforms that could require us to procure substantial additional power and/or capacity. This could also result in an increase in the level and volatility of electric prices in California.

     We had been funding these power costs from our short-term borrowing facilities. In addition, in April 2001, we implemented a Cash Preservation Plan to control costs and temporarily to limit capital and maintenance expenditures.

     On July 17, 2002, the CPUC approved the settlement reached among SCW, the CPUC Staff and all other intervening parties that would authorize us to include $0.077 per kilowatt-hour (KWh) in rates to recover our electric power costs. If our actual annual costs exceed this amount, we cannot recover the excess and the amount will be expensed against income. If our actual annual energy costs are less that $0.077 per KWh, we can use this difference to collect amounts previously included in the balancing account. The new rates have been in effect since July 17, 2002. As a result, the Cash Preservation Plan was lifted in August 2002.

     We have established approximately $8.2 million in reserves for its Bear Valley Electric division for possible non-recovery of power costs.

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

     On November 29, 2001, the CPUC ordered SCW to suspend the use of the current water balancing account, and instead started a memorandum account for each offsettable expense of purchased water, purchased power and pump tax for its water service areas. We may recover certain water supply costs based on the memorandum account if we are within our rate case cycle and we are not earning an amount in excess of our authorized rate of return. SCW may not otherwise recover increased costs due to increased unit cost. Additionally, changes in water supply costs compared to the authorized amount, as well as any future authorized offset increases may directly affect our earnings.

     Significant claims have been asserted against us in water quality litigation.

     SCW and others have been sued in twenty two water quality related lawsuits alleging personal injury and property damage as a result of the delivery of water that was allegedly contaminated. Nineteen of the lawsuits involve plaintiffs who received water from the San Gabriel Basin in Los Angeles County. The other lawsuits involve plaintiffs in Sacramento County.

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

     SCW and CCWC are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

•	The 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to maximum contaminant levels

•	Approved regulations requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations will affect SCW’s five surface water treatment plants and one CCWC plant

•	Additional regulation of disinfection/disinfection byproducts expected to be adopted before the end of 2002; these regulations will potentially affect two of SCW’s systems

•	Additional regulations expected to be adopted requiring disinfection of certain groundwater systems

•	Currently pending regulation of arsenic and radon

•	California customer requirements to fluoridate public water systems serving over 10,000 customers

•	Reduction in the action level for ammonium perchlorate to 4 ppb in 2002; we have removed 8 wells from service due to the presence of ammonium perchlorate above action levels.

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

     Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates, including the ability to recover the costs of purchased water, groundwater assessments and electric power costs in rates. We have an Advice Letter pending before the CPUC to increase rates in its Metropolitan district by $3.1 million annually to offset an increase in rate base due to its infrastructure replacement program and offset increased costs by using a price index. We also have filed for increased water rates to recover operating costs from customers in Region III as well as from all customers for costs associated with general office activities. In addition, we are seeking CPUC authorization to construct an 8.4 MW natural gas-fueled generator facility to meet increasing demand in our Bear Valley customer service area. The facility, if approved by the CPUC, will generate an annual revenue increase of about $2.4 million.

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

     FERC has proposed additional market reforms that may substantially increase the costs of SCW. This could have a material adverse impact on SCW if SCW is unable to recover these increased costs from its ratepayers.

     SCW has filed a complaint with FERC seeking a reduction of the rates in its power purchase contract with Mirant to a just and reasonable price. Registrant is unable to predict the outcome of this proceeding.

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

     We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which must be repaid). We also periodically borrow money or issue equity for these purposes. In addition, we secured a syndicated bank facility that we can use for these purposes. We cannot assure you that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to remain profitable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk except for the block-forward purchase power contracts that meet the normal purchase exception rule under FASB 133, “Accounting for Derivative Instruments and Hedging Activities.” Under the terms of its power purchase contracts with Mirant Marketing and Pinnacle West Capital, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract. In addition, SCW’s liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity prices in

California. For further information, see the section entitled “Contractual Obligations and Other Commitments” and “Risk Factor Summary” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

PART II

Item 1. Legal Proceedings

     Water Quality-Related Litigation

     SCW is a defendant in twenty-two lawsuits involving claims pertaining to water quality. Nineteen of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of the State of California that have been filed in Los Angeles Superior Court: Robert Arenas, et al. v. Suburban Water Systems, Inc., et al., Case No. KC037559, Anthony John Bell, et al. v. City of Pomona, et al., Case No. KC038796, Adler, et al. v. Southern California Water Company, et al., Case No. BC169892, Santamaria, et al. v. Suburban Water Systems, et al., Case No. CIV180894, Georgianna Dominguez et al. v. Southern California Water Company, et al., Case No. G021657, Anderson, et al. v. Suburban Water Company, et al., Case No. KC028524, Abarca, et al. v. City of Pomona, et al., Case No. K027795, Celi, et al. v. San Gabriel Valley Water Company, Case No. GC020622, Boswell et al. v. Suburban Water Systems, et al., Case No. KC027318, Demciuc et al. v. Suburban Water Systems, et al., Case No. C028732, Antoinette Adejare, et al. v. City of Pomona, et al., Case No. KC031096, Almelia Brooks, et al. v. Suburban Water System, et al., Case No. KC032915, Lori Alexander, et al. v. Suburban Water Systems, et al., Case No. KC031130, David Arnold, et al. v. City of Pomona, et al., Case No. KC034636, Gilda Ambrose-Dubre, et al. v. City of Pomona, et al., Case No. KC032906, Melissa Garrity Alvarado, et al. v. Suburban Water Systems et al., Case No. KC034953 , Charles Alexander, et al. v. City of Pomona, et al., Case No KC035526, Criner, et al. v. San Gabriel Valley Water Company, et al., Case No. GC021658, and Donerson, et al. v. City of Pomona, et al., Case No. KC035987. The lawsuits filed in Los Angeles County Superior Court are based on the allegations that SCW and the other defendants have provided and continue to provide plaintiffs with contaminated water from wells located in an area of the San Gabriel Valley that has been designated a federal superfund site, that the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil and surrounding air with trichloroethylene (TCE), perchloroethene (PCE), carbon tetrachloride and other solvents and that plaintiffs have been injured and their property damaged as a result. Three of the lawsuits involve a customer service area located in Sacramento County in northern California that have been filed in Sacramento County Superior Court: Nathaniel Allen, Jr. v. Aerojet-General Corporation, et al., Case No. 97AS06295, Daphne Adams, et al. v. Aerojet-General Corporation, et al., Case No. 98AS01025, and Wallace Andrew Pennington et al. v. Aerojet-General Corporation, et al., Case No. 00AS02622. The lawsuits filed in Sacramento County Superior Court are based on the allegations that SCW and other defendants have delivered water to plaintiffs that is contaminated with a number of chemicals, including, TCE, PCE, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other unnamed chemicals and that plaintiffs have been injured and their property damaged as a result.

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

     The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of June 30, 2002, SCW had recorded a net of $889,000 in this memorandum account. Management believes that these expenses will be fully recovered but is unable to predict when, or if, the CPUC will authorize recovery of all or any of the costs.

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

     The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting the suits filed against CRWQCB and Aerojet from customers, less any recovery from the defendants or others. As of June 30, 2002, approximately $9,261,0000 has been recorded in the memorandum accounts. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1,800,000, in expenses that were incurred on or before August 31, 2000. The remaining costs will be included in SCW’s next General Rate Case Application for its Region I customer service areas to be filed in 2003. Management believes these costs are recoverable but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

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

Item 2. Changes in Securities

     As of June 30, 2002, earned surplus amounted to $77,203,000. Neither AWR nor ASUS is subject to any contractual restriction on its ability to pay dividends. SCW’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock. Delays in obtaining approval of the CPUC for recovery of energy costs in rates or disallowance of the recovery of such costs could also affect SCW’s ability to pay dividends to AWR. AWR’s ability to pay dividends on its Common Shares is dependent upon the payment of dividends from SCW. The ability of AWR, ASUS and SCW to pay dividends is also restricted by its retained earnings, respectively, under California law.

     CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $3.6 million was available to pay dividends to Common Shareholders at June 30, 2002.

     There are 729,597 and 82,698 Common Shares authorized but unissued under the DRP and the 401(k) Plan, respectively, at June 30, 2002. Shares reserved for the 401(k) Plan are in relation to company matching contributions and for investment purposes by participants. During the second quarter of 2002, 19,952 common shares were issued pursuant to the terms of both the DRP and the 401(k) Plans.

     There are 375,000 Common Shares reserved for issuance under Registrant’s 2000 Stock Incentive Plan. Under the Plan, stock options representing a total of 253,413 Common Shares upon exercise were granted to certain eligible employees on May 1, 2000, January 2, 2001 and February 4, 2002.

     Registrant implemented a three-for-two split of Registrant’s common stock payable on June 7, 2002 to holders of record on May 15, 2002. Fractional shares were paid in cash. As a result of the stock split, the total number of Common Shares outstanding increased from approximately 10.1 million to 15.1 million.

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

Item 5. Other Information

     On August 6, 2002, the Board of Directors of Registrant declared a regular quarterly dividend of $0.217 per common share. The dividend will be paid September 1, 2002 to shareholders of record as of the close of business on August 12, 2002.

     The certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 were filed as correspondence with the Securities and Exchange Commission concurrent with this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

     There are no Exhibits during the period covered by this report.

     No Reports of Form 8-K were filed during the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.

AMERICAN STATES WATER COMPANY and its subsidiary SOUTHERN CALIFORNIA WATER COMPANY

By:	/s/ McClellan Harris III

McClellan Harris III Vice President-Finance, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Linda J. Matlick

Linda J. Matlick Controller Southern California Water Company

By:	/s/ Eva G. Tang

Eva G. Tang Assistant Treasurer, Financial Planning Manager and Assistant Secretary Southern California Water Company

Dated: August 14, 2002