Form 10-Q
period 2002-09-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2002-11-12
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________

Commission file number	333-47647

American States Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas	91773

(Address of Principal Executive Offices)	(Zip Code)

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

As of November 8, 2002, the number of Common Shares outstanding, no par value with stated value of $2.50, of American States Water Company was 15,167,149 shares.

As of November 8, 2002, all of the 110 outstanding Common Shares of Southern California Water Company were owned by American States Water Company.

AMERICAN STATES WATER COMPANY
and
SOUTHERN CALIFORNIA WATER COMPANY
FORM 10-Q

INDEX
		Page No.

Part I	Financial Information
Item 1:	Financial Statements	1
	Consolidated Balance Sheets of American States Water Company as of September 30, 2002 and December 31, 2001	2-3
	Consolidated Statements of Income of American States Water Company for the Three Months Ended September 30, 2002 and September 30, 2001	4
	Consolidated Statements of Income of American States Water Company for the Nine Months Ended September 30, 2002 and September 30, 2001	5
	Consolidated Statements of Income of American States Water Company for the Twelve Months Ended September 30, 2002 and September 30, 2001	6
	Consolidated Statements of Cash Flow of American States Water Company for the Nine Months Ended September 30, 2002 and September 30, 2001	7
	Consolidated Balance Sheets of Southern California Water Company as of September 30, 2002 and December 31, 2001	8-9
	Consolidated Statements of Income of Southern California Water Company for the Three Months Ended September 30, 2002 and September 30, 2001	10
	Consolidated Statements of Income of Southern California Water Company for the Nine Months Ended September 30, 2002 and September 30, 2001	11
	Consolidated Statements of Income of Southern California Water Company for the Twelve Months Ended September 30, 2002 and September 30, 2001	12
	Consolidated Statements of Cash Flow of Southern California Water Company for the Nine Months Ended September 30, 2002 September 30, 2001	13
	Notes to Financial Statements	14-18
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19-42
Item 3:	Quantitative and Qualitative Disclosures About Market Risks	43
Item 4.	Controls and Procedures	43
Part II	Other Information
Item 1:	Legal Proceedings	43-45
Item 2:	Changes in Securities	45-46
Item 3:	Defaults Upon Senior Securities	46
Item 4:	Submission of Matters to a Vote of Security Holders	46
Item 5:	Other Information	46
Item 6:	Exhibits and Reports on Form 8-K	47
	Signature	48
	Certifications	49-50

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

Filing Format

This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”) and Southern California Water Company (hereinafter “SCW”). For more information, please see Note 1 to the Notes to Financial Statements and the heading entitled General in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation. References in this report to “Registrant” are to AWR and SCW, collectively unless otherwise specified. SCW makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than SCW.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2002	December 31, 2001

Utility Plant, at cost
Water	$684,248	$645,185
Electric	39,136	38,525

	723,384	683,710
Less - Accumulated depreciation	(204,955)	(190,656)

	518,429	493,054
Construction work in progress	39,964	46,788

	558,393	539,842
Other Property and Investments	24,000	24,104

Current Assets
Cash and cash equivalents	11,673	30,496
Accounts receivable-Customers, less reserves of $1,035 in 2002; $972 in 2001	14,106	10,557
Other accounts receivable	5,676	5,306
Unbilled revenue	15,223	12,141
Materials and supplies, at average cost	1,098	970
Supply cost balancing accounts - current	5,486	3,333
Prepayments and other	2,035	2,493

	55,297	65,296

Deferred Charges and Other Long-Term Assets
Regulatory tax-related assets	14,510	15,843
Other deferred charges	20,211	16,186
Supply cost balancing accounts	25,347	22,493

	60,068	54,522

Total Assets	$697,758	$683,764

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2002	December 31, 2001

Capitalization
Common shareholders’ equity	$208,095	$199,982
Preferred shares	—	1,600
Preferred shares subject to mandatory redemption requirements	—	280
Long-term debt	245,190	245,692

	453,285	447,554

Current Liabilities
Notes payable to banks	14,000	20,000
Long-term debt and preferred shares due within one year	760	800
Accounts payable	18,139	13,931
Taxes payable	7,074	5,389
Accrued interest	5,023	1,945
Reserves for potential disallowance of power costs	6,388	7,948
Other accrued liabilities	13,452	13,623

	64,836	63,636

Other Credits
Advances for construction	69,770	69,436
Contributions in aid of construction	46,510	43,723
Accumulated deferred income taxes-net	57,418	53,444
Unamortized investment tax credits	2,814	2,882
Regulatory tax-related liability	1,739	1,773
Other	1,386	1,316

	179,637	172,574

Total Capitalization and Liabilities	$697,758	$683,764

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2002	2001

Operating Revenues
Water	$55,866	$55,412
Electric	5,529	3,807
Other	217	191

	61,612	59,410

Operating Expenses
Water purchased	14,205	12,791
Power purchased for pumping	3,327	3,367
Power purchased for resale	3,645	4,758
Groundwater production assessment	1,831	1,697
Supply cost balancing accounts	(428)	(2,920)
Other operating expenses	4,883	4,398
Administrative and general expenses	7,848	6,956
Depreciation and amortization	4,622	4,486
Maintenance	2,546	1,767
Taxes on income	5,207	6,739
Other taxes	2,062	1,999

	49,748	46,038

Operating income	11,864	13,372
Other Income/(Loss)	157	(53)

Income before interest charges	12,021	13,319
Interest Charges	4,382	3,865

Net Income	7,639	9,454
Dividends on Preferred Shares	0	(21)

Earnings Available for Common Shareholders	$7,639	$9,433

Weighted Average Number of Shares Outstanding	15,154	15,120
Basic Earnings Per Common Share	$0.50	$0.62
Weighted Average Number of Diluted Shares	15,170	15,257
Fully Diluted Earnings Per Share	$0.50	$0.62
Dividends Declared Per Common Share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2002	2001

Operating Revenues
Water	$143,722	$138,052
Electric	14,574	10,940
Other	603	579

	158,899	149,571

Operating Expenses
Water purchased	32,523	29,941
Power purchased for pumping	7,767	6,793
Power purchased for resale	13,973	15,106
Groundwater production assessment	5,427	5,124
Supply cost balancing accounts	(6,243)	(11,480)
Other operating expenses	12,811	13,034
Administrative and general expenses	24,291	22,474
Depreciation and amortization	13,728	13,463
Maintenance	6,632	6,066
Taxes on income	12,355	13,577
Other taxes	5,967	5,865

	129,231	119,963

Operating income	29,668	29,608
Other Income/(Loss)	326	(223)

Income before interest charges	29,994	29,385
Interest Charges	13,113	11,761

Net Income	16,881	17,624
Dividends on Preferred Shares	(29)	(63)

Earnings Available for Common Shareholders	$16,852	$17,561

Weighted Average Number of Shares Outstanding	15,135	15,120
Basic Earnings Per Common Share	$1.11	$1.16
Weighted Average Number of Diluted Shares	15,153	15,257
Fully Diluted Earnings Per Share	$1.11	$1.15
Dividends Declared Per Common Share	$0.65	$0.65

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Twelve Months Ended September 30,
(in thousands, except per share amounts)	2002	2001

Operating Revenues
Water	$187,144	$178,662
Electric	18,885	14,645
Other	813	799

	206,842	194,106

Operating Expenses
Water purchased	40,190	39,061
Power purchased for pumping	10,565	8,744
Power purchased for resale	18,530	18,977
Groundwater production assessment	7,150	6,816
Supply cost balancing accounts	(9,444)	(14,553)
Other operating expenses	16,939	17,227
Administrative and general expenses	36,927	30,489
Depreciation and amortization	18,216	17,528
Maintenance	9,206	8,975
Taxes on income	14,158	16,700
Other taxes	7,654	7,747

	170,091	157,711

Operating income	36,751	36,395
Other Income/(Loss)	39	(389)

Income before interest charges	36,790	36,006
Interest Charges	17,087	15,330

Net Income	19,703	20,676
Dividends on Preferred Shares	(50)	(84)

Earnings Available for Common Shareholders	$19,653	$20,592

Weighted Average Number of Shares Outstanding	15,131	15,120
Basic Earnings Per Common Share	$1.30	$1.36
Weighted Average Number of Diluted Shares	15,146	15,240
Fully Diluted Earnings Per Share	$1.30	$1.35
Dividends Declared Per Common Share	$0.87	$0.87

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED CASH FLOW STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2002	2001

Cash Flows From Operating Activities:
Net income	$16,881	$17,624
Adjustments for non-cash items:
Depreciation and amortization	13,728	13,463
Deferred income taxes and investment tax credits	4,757	5,736
Other - net	(1,747)	(1,116)
Changes in assets and liabilities:
Accounts receivable	(3,549)	(3,346)
Prepayments	458	892
Supply cost balancing accounts	(6,243)	(11,480)
Accounts payable	4,208	6,415
Taxes payable	1,685	3,425
Unbilled revenue	(3,082)	(3,576)
Other	2,085	5,753

Net Cash Provided	29,181	33,790

Investing Activities:
Construction expenditures	(32,312)	(33,799)

Net Cash Used	(32,312)	(33,799)

Financing Activities:
Issuance of securities	1,100	20,000
Receipt of advances and contributions	4,954	3,934
Repayments of long-term debt, net of redemption of preferred shares	(2,422)	(449)
Refunds on advances for construction	(3,455)	(4,463)
Changes in notes payable to banks	(6,000)	(7,000)
Common and preferred dividends paid	(9,869)	(9,890)

Net Cash Provided (Used)	(15,692)	2,132

Net Increase (Decrease) in Cash and Cash Equivalents	(18,823)	2,123
Cash and Cash Equivalents, Beginning of period	30,496	5,808

Cash and Cash Equivalents, End of period	$11,673	$7,931

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

	September 30,	December 31,
(in thousands)	2002	2001

Utility Plant, at cost
Water	$647,051	$607,988
Electric	39,136	38,525

	686,187	646,513
Less - Accumulated depreciation	(194,972)	(181,371)

	491,215	465,142
Construction work in progress	38,590	46,042

	529,805	511,184

Other Property and Investments	9,351	9,446

Current Assets
Cash and cash equivalents	6,231	26,079
Accounts receivable-Customers, less reserves of $998 in 2002; $498 in 2001	13,566	10,228
Other accounts receivable	5,471	5,202
Intercompany receivable	7,299	—
Unbilled revenue	14,935	11,940
Materials and supplies, at average cost	1,065	883
Supply cost balancing accounts - current	5,486	3,333
Prepayments and other	1,930	2,310

	55,983	59,975

Deferred Charges and Other Long-Term Assets
Regulatory tax-related assets	14,510	15,843
Other deferred charges	19,186	15,433
Supply cost balancing accounts	25,347	22,493

	59,043	53,769

Total Assets	$654,182	$634,374

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	September 30,	December 31,
(in thousands)	2002	2001

Capitalization
Common shareholders’ equity	$202,447	$196,107
Long-term debt	236,571	236,804

	439,018	432,911

Current Liabilities
Long-term debt and preferred shares due within one year	260	300
Accounts payable	17,494	13,548
Intercompany payable	—	26
Taxes payable	7,160	5,599
Accrued interest	4,878	1,877
Reserves for potential disallowance of power costs	6,388	7,948
Other accrued liabilities	13,091	13,372

	49,271	42,670

Other Credits
Advances for construction	59,200	58,570
Contributions in aid of construction	46,246	43,493
Accumulated deferred income taxes-net	55,894	52,075
Unamortized investment tax credits	2,814	2,882
Regulatory tax-related liability	1,739	1,773
	165,893	158,793

Total Capitalization and Liabilities	$654,182	$634,374

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2002	2001

Operating Revenues
Water	$54,052	$53,674
Electric	5,529	3,807

	59,581	57,481

Operating Expenses
Water purchased	14,025	12,620
Power purchased for pumping	3,187	3,222
Power purchased for resale	3,645	4,758
Groundwater production assessment	1,831	1,697
Supply cost balancing accounts	(428)	(2,920)
Other operating expenses	4,505	4,105
Administrative and general expenses	7,003	6,679
Depreciation and amortization	4,387	4,176
Maintenance	2,488	1,730
Taxes on income	5,283	6,664
Other taxes	1,939	1,886

	47,865	44,617

Operating income	11,716	12,864
Other Income/(Loss)	141	(81)

Income before interest charges	11,857	12,783
Interest Charges	4,127	3,513

Net Income	7,730	9,270
Dividends on Preferred Shares	—	—

Earnings Available for Common Shareholders	$7,730	$9,270

Weighted Average Number of Shares Outstanding	110	110
Basic Earnings Per Common Share	$70,273	$84,273
Dividends Declared Per Common Share	$40,000	$33,000

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2002	2001

Operating Revenues
Water	$138,854	$133,313
Electric	14,574	10,940

	153,428	144,253

Operating Expenses
Water purchased	31,999	29,616
Power purchased for pumping	7,444	6,509
Power purchased for resale	13,973	15,106
Groundwater production assessment	5,427	5,124
Supply cost balancing accounts	(6,243)	(11,480)
Other operating expenses	11,955	12,226
Administrative and general expenses	21,719	21,642
Depreciation and amortization	13,038	12,532
Maintenance	6,448	5,910
Taxes on income	12,698	13,243
Other taxes	5,612	5,575

	124,070	116,003

Operating income	29,358	28,250
Other Income/(Loss)	289	(303)

Income before interest charges	29,647	27,947
Interest Charges	12,307	10,936

Net Income	17,340	17,011
Dividends on Preferred Shares	—	—

Earnings Available for Common Shareholders	$17,340	$17,011

Weighted Average Number of Shares Outstanding	110	106
Basic Earnings Per Common Share	$157,636	$160,481
Dividends Declared Per Common Share	$100,000	$96,509

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME
FOR THE TWELVE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)
	Twelve Months Ended September 30,
(in thousands, except per share amounts)	2002	2001

Operating Revenues
Water	$180,746	$172,658
Electric	18,885	14,645

	199,631	187,303

Operating Expenses
Water purchased	39,494	38,594
Power purchased for pumping	10,105	8,393
Power purchased for resale	18,530	18,977
Groundwater production assessment	7,150	6,816
Supply cost balancing accounts	(9,444)	(14,553)
Other operating expenses	15,840	16,205
Administrative and general expenses	34,007	29,375
Depreciation and amortization	17,215	16,343
Maintenance	8,949	8,753
Taxes on income	14,521	16,127
Other taxes	7,126	7,358

	163,493	152,388

Operating income	36,138	34,915
Other Income/(Loss)	(32)	(351)

Income before interest charges	36,106	34,564
Interest Charges	15,948	14,733

Net Income	20,158	19,831
Dividends on Preferred Shares	—	—

Earnings Available for Common Shareholders	$20,158	$19,831

Weighted Average Number of Shares Outstanding	110	104
Basic Earnings Per Common Share	$183,255	$190,683
Dividends Declared Per Common Share	$130,000	$131,359

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

CASH FLOW STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)
	Nine Months Ended September 30,

(in thousands)	2002	2001

Cash Flows From Operating Activities:
Net income	$17,340	$17,011
Adjustments for non-cash items:
Depreciation and amortization	13,038	12,532
Deferred income taxes and investment tax credits	5,050	5,780
Other - net	(2,011)	(1,204)
Changes in assets and liabilities:
Accounts receivable	(3,338)	(3,071)
Prepayments	380	667
Supply cost balancing accounts	(6,243)	(11,480)
Accounts payable	3,946	6,681
Intercompany payable	(7,325)	(4,858)
Taxes payable	1,561	3,454
Unbilled revenue	(2,995)	(3,484)
Other	1,945	5,575

Net Cash Provided	21,348	27,603

Investing Activities:
Construction expenditures	(31,684)	(33,333)

Net Cash Used	(31,684)	(33,333)

Financing Activities:
Issuance of securities	—	45,000
Receipt of advances and contributions	4,850	3,934
Repayments of long-term debt, net of redemption of preferred shares	(273)	(206)
Refunds on advances for construction	(3,089)	(3,896)
Changes in notes payable to banks	—	(27,000)
Common and preferred dividends paid	(11,000)	(10,230)

Net Cash Provided (Used)	(9,512)	7,602

Net Increase (Decrease) in Cash and Cash Equivalents	(19,848)	1,872
Cash and Cash Equivalents, Beginning of period	26,079	1,545

Cash and Cash Equivalents, End of period	$6,231	$3,417

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
SOUTHERN CALIFORNIA WATER COMPANY

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

          American States Water Company (AWR), incorporated in 1998, is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and Chaparral City Water Company (CCWC). More than 90% of AWR’s assets consist of the common stock of SCW. SCW is a public utility company engaged principally in the purchase, production, distribution and sale of water in California. In addition, SCW distributes and sells electric energy in several mountain communities in California. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively.

1.	The consolidated financial statements included herein have been prepared by AWR, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2001 Form 10-K filed with the SEC on March 5, 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

2.	Basic earnings per common share are calculated pursuant to SFAS No. 128 - Earnings per Share - and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Under the American States Water Company 2000 Stock Incentive Plan, stock options representing 68,153 common shares were granted to certain eligible employees on May 1, 2000, stock options representing an additional 68,486 common shares were granted on January 2, 2001, and stock options representing 116,775 common shares and 1,050 restricted stock shares were granted on February 4, 2002. As a result, fully diluted earnings per share amounts are shown. Earnings per share also reflect a three-for-two split of Registrant’s common shares payable on June 7, 2002 to holders of record on May 15, 2002.

3.	New water rates with an annual increase of approximately $2.5 million for seven ratemaking districts in SCW’s Region I and step increases of approximately $1.7 million for SCW’s Region III were effective in January 2001. An attrition increase of approximately $2.8 million for Region II was in effect from February 2001. Step increases of approximately $321,600 for four of seven ratemaking districts in SCW’s Region I were implemented in January 2002.

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

Water Balancing Account - On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account for water supply costs that are included in rates. As a result, the income statements of SCW will no longer include entries reflecting differences between actual unit water supply costs included in rates and actual water supply costs. SCW will not be entitled to recover any deferred costs for providing water service unless it is within its general rate case cycle and is earning less than its authorized rate of return on a weather normalized basis. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings. The negative impact this CPUC order has had on registrant’s basic earnings per share for the quarter, nine and twelve months ended September 30, 2002 was $0.04, $0.05 and $0.01, respectively. SCW may not be able to recover the under-collection of supply costs if it is earning a rate of return in excess of that allowed. SCW had a net under-collection position of $2.8 million in its water supply balancing account at September 30, 2002 principally related to pre-November 29, 2001 activities. Of this amount, approximately $0.5 million is currently included in rates. SCW anticipates recovering the remaining amount as part of a general rate case filed for the third quarter of 2002.

Electric Balancing Account -Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to a balancing account. The amount of the under-collection in the electric balancing account was $27.6 million at September 30, 2002. This is a result of the cumulative differences between wholesale purchased power costs and the $24 per megawatt hour (MWh) authorized in rates up to July 2002 for collection of purchased power costs from customers. The CPUC has approved two of SCW’s Advice Letters for recovery, over a five-year period, of approximately $11.1 million in aggregate in under-collected power costs, which resulted in an overall rate increase of 29% for customers of BVE.

On August 17, 2001, SCW filed an application with the CPUC seeking recovery of an average cost of $87 per MWh for electric energy purchased pursuant to power purchase contracts with Mirant Americas Energy Marketing, LP and Pinnacle West Capital Corporation. On July 17, 2002, the CPUC approved a settlement agreement reached among SCW, all intervening parties and the Office of Ratepayer Advocates (“ORA”), which permits SCW to recover $77 per MWh of purchased power costs through rates, effective immediately thereafter. SCW will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year for 10 years in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed against income. SCW has a balance of $6.4 million in reserves as of September 30, 2002 against potential non-recovery of electric power costs. In addition, the settlement extended the previously approved surcharges for an additional five years to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account.

Based on estimates, management believes that continuation of the $0.022 per kilowatt-hour surcharge will allow for full recovery of amounts included in the electric balancing account. See the sections entitled “Liquidity and Capital Resources,” “Electric Energy Situation in California,” and “Regulatory Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation for information on additional actions being taken by SCW to recover these costs.

CCWC, subject to regulation by the Arizona Corporation Commission (ACC), does not maintain balancing accounts and increases in costs are normally recovered through general rate case applications.

5.	In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminated the pooling-of-interests method of accounting, effective June 30, 2001. After that, all business combinations must be recorded under the purchase method of accounting. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The major provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives

In October 2000, AWR completed the acquisition of the common stock of CCWC for an aggregate value of $31.2 million, including the assumption of approximately $12 million in debt. As of September 30, 2002, AWR had $12.3 million in goodwill included in Other Property and Investments. Registrant’s reporting units are generally consistent with the principal business units identified in Note 6. The amount represents the difference between the purchase price of the common equity of CCWC and CCWC’s book equity at the time of closing and was being amortized over a period of 40 years. Registrant adopted the provisions of SFAS 142 and ceased amortization on January 1, 2002. In 2001, $331,073 was amortized against the goodwill.

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

The following table reflects Registrant’s net income and earnings per share adjusted for amortizations for the three, nine and twelve months ended September 30, 2002, and 2001, respectively:

	Three Months		Nine Months		Twelve Months
($000s except for earnings per	Ended Sept. 30,		Ended Sept. 30,		Ended Sept. 30,

(share amounts)	2002	2001	2002	2001	2002	2001

Earnings available for common shareholders:
Reported earnings	$7,639	$9,433	$16,852	$17,561	$19,653	$20,592
Add back goodwill amortization	—	83	—	248	166	312
Less: Tax	—	(34)	—	(107)	(107)	(138)

Adjusted earnings	$7,639	$9,48`2	$16,852	$17,702	$19,712	$20,766

Basic earnings per share:
Reported basic earnings per share	$0.50	$0.62	$1.11	$1.16	$1.30	$1.36
Add amortization net of taxes	—	0.01	—	0.01	—	0.01

Adjusted basic earnings per share	$0.50	$0.63	$1.11	$1.17	$1.30	$1.37

Diluted earnings per share:
Reported diluted earnings per share	$0.50	$0.62	$1.11	$1.15	$1.30	$1.35
Add amortization net of taxes	—	—	—	0.01	—	0.01

Adjusted diluted earnings per share	$0.50	$0.62	$1.11	$1.16	$1.30	$1.36

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FASB No. 143 is effective for fiscal years beginning after June 15, 2002. Registrant is reviewing the provisions of this Statement, but does not expect it to have a material impact on its financial statements.

In August 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Discontinued Operations, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Registrant does not expect this Statement to materially impact its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. Registrant is reviewing the provisions of this Statement, but does not expect it to have a material impact on its financial statements.

6.	AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water service utility operation conducted through its CCWC unit, and a non-regulated activity unit through the ASUS subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s water and electric operating segments, CCWC, and non-regulated businesses, consisting of ASUS and AWR corporate expenses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation.

(dollars in thousands)	For The Three Months Ended September 30, 2002

	SCW		CCWC	Non-	Consolidated

	Water	Electric	Water	Regulated	AWR

Operating revenues	$54,052	$5,529	$1,813	$218	$61,612
Operating income before income taxes	16,452	547	578	(506)	17,071
Identifiable assets	502,402	27,402	28,573	16	558,393
Depreciation expense	4,019	368	235	—	4,622
Capital additions	$12,032	$434	$230	$15	$12,711

(dollars in thousands)	For The Three Months Ended September 30, 2001

	SCW		CCWC	Non-	Consolidated

	Water	Electric	Water	Regulated	AWR

Operating revenues	$53,674	$3,807	$1,738	$191	$59,410
Operating income before income taxes	19,064	464	611	(28)	20,111
Identifiable assets	473,698	27,172	28,809	—	529,679
Depreciation expense	3,814	362	310	—	4,486
Capital additions	$10,850	$820	$254	—	$11,924

(dollars in thousands)	For The Nine Months Ended September 30, 2002

	SCW		CCWC	Non-	Consolidated

	Water	Electric	Water	Regulated	AWR

Operating revenues	$138,854	$14,574	$4,867	$604	$158,899
Operating income before income taxes	41,457	1,599	1,500	(1,532)	42,023
Identifiable assets	502,402	27,402	28,573	16	558,393
Depreciation expense	11,935	1,103	690	—	13,728
Capital additions	$31,904	$1,401	$613	$15	$33,933

(dollars in thousands)	For The Nine Months Ended September 30, 2001

	SCW		CCWC	Non-	Consolidated

	Water	Electric	Water	Regulated	AWR

Operating revenues	$133,313	$10,940	$4,739	$579	$149,571
Operating income before income taxes	40,715	778	1,624	68	43,185
Identifiable assets	473,698	27,172	28,809	—	529,679
Depreciation expense	11,448	1,084	931	—	13,463
Capital additions	$33,040	$1,882	$471	—	$35,393

(dollars in thousands)	For The Twelve Months Ended September, 2002

	SCW		CCWC	Non-	Consolidated

	Water	Electric	Water	Regulated	AWR

Operating revenues	$180,746	$18,885	$6,398	$813	$206,842
Operating income before income taxes	53,778	(3,119)	1,790	(1,540)	50,909
Identifiable assets	502,402	27,402	28,573	16	558,393
Depreciation expense	15,751	1,464	1,001	—	18,216
Capital additions	$46,310	$1,774	$693	$15	$48,792

(dollars in thousands)	For The Twelve Months Ended September 30, 2001

	SCW		CCWC	Non-	Consolidated

	Water	Electric	Water	Regulated	AWR

Operating revenues	$172,658	$14,645	$6,004	$799	$194,106
Operating income before income taxes	49,090	1,952	1,923	130	53,095
Identifiable assets	473,698	27,172	28,809	—	529,679
Depreciation expense	14,909	1,434	1,185	—	17,528
Capital additions	$45,325	$2,650	$667	—	$48,642

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Information

Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality, regulatory matters, adequacy of water supplies, the California energy situation, liquidity and capital resources, opportunities related to operations and maintenance of water systems owned by governmental entities and other utilities and providing related services, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as utility restructuring, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand and changes in water and energy supply cost; future climatic conditions; litigation developments; and legislative, regulatory and other circumstances affecting anticipated revenues and costs. See the section entitled “Risk Factors” for more information.

General

American States Water Company (AWR), incorporated in 1998, is engaged in the business of holding, for investment, the stock primarily of utility companies. AWR’s principal investment is the stock of Southern California Water Company (SCW). SCW is a California public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the California Public Utilities Commission (CPUC) and was incorporated on December 31, 1929. SCW is organized into three water service regions and one electric customer service area operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I incorporates 7 customer service areas in northern and central California; Region II has 4 customer service areas located in Los Angeles County; Region III incorporates 10 water customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley electric service division.

SCW served 248,354 water customers and 21,906 electric customers at September 30, 2002, or a total of 270,260 customers, compared with 268,061 total customers at September 30, 2001.

SCW’s utility operations exhibit seasonal trends. SCW’s water utility operations have a diversified customer base. Revenues derived from commercial and residential water customers accounted for approximately 87.8%, 89.0% and 91.2% of total water revenues for the three, nine and twelve months ended September 30, 2002, respectively, as compared to 87.1%, 89.0% and 91.1% for the three, nine and twelve months ended September 30, 2001, respectively.

AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) contracts to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading, to approximately 90,000 accounts. Chaparral City Water Company (CCWC) is an Arizona public utility company serving 11,683 customers as of September 30, 2002, compared with 11,438 customers at September 30, 2001, in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. The Arizona Corporation Commission (ACC) regulates CCWC.

Neither AWR nor ASUS is directly regulated by either the CPUC or the ACC.

Results of Operation

Basic earnings per common share for the three months ended September 30, 2002 decreased by 19.4% to $0.50 per share as compared to $0.62 per share for the comparable period last year. As compared to the nine months ended September 30, 2001, basic earnings decreased by 4.3% to $1.11 per share from $1.16 per share. Basic earnings per common share for the twelve months ended September 30, 2002 also decreased by 4.5% to $1.30 per share from $1.36 per share as compared to the twelve months ended September 30, 2001. The decreases in the recorded results primarily reflect the impact of lack of water rate increases authorized by the CPUC for SCW, increased supply costs, higher interest expenses and various other reasons as discussed below. Earnings per share reflect a three-for-two split of Registrant’s common shares to holders of record on May 15, 2002.

Fully diluted earnings for the three, nine and twelve months ended September 30, 2002 were $0.50, $1.11 and $1.30 per share, respectively, as compared to $0.62, $1.15 and $1.35 per share for the comparable periods of 2001. For further information, see the section entitled “Liquidity and Capital Resources” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

As compared to the three, nine and twelve months ended September 30, 2001, revenues from water operations increased by 0.8%, 4.1% and 4.7%, respectively, for the same periods ended September 30, 2002. Although water sales volumes increased by 3.4%, 4.2% and 3.3%, respectively, for each of the comparable periods ended September 30, 2002, the increase was partially offset by decreases in positive surcharges authorized by the CPUC to amortize previous under-collections, the majority of which expired in December 2001. The nine and twelve-month comparisons were also affected by various increases in rates authorized by the CPUC. Step increases in the customer service areas that comprise SCW’s Region I were effective January 1, 2002. Attrition increases for the customer service areas that comprise SCW’s Region II were effective January 27, 2001. Rate increases to recover increased electric power costs incurred for pumping of water were effective in the second and the fourth quarters of 2001. See the section entitled “Regulatory Matters” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation for more information.

Revenues from electric operations increased by 45.2%, 33.2% and 29.0%, respectively, for the three, nine and twelve months ended September 30, 2002 as compared to the same periods ended September 30, 2001. The increases reflect (i) a rate increase of 12.5% effective May 24, 2001 to recover previously under-collected energy costs, (ii) an additional 14.8% increase effective August 23, 2001, and (iii) another rate increase in July 2002 authorized by the CPUC to allow SCW to recover up to a weighted annual energy purchase cost of $77 per megawatt hour each year. The three-month comparison is also impacted by an increase of 8.0% in kilowatt-hour sales principally to residential customers. The nine-month increase in electric revenues also reflects a 3.8% increase in kilowatt-hour sales due to higher utilization of snow making machines at ski resorts in the area during the first quarter this year. See the section entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation for more information.

Purchased water costs increased by 11.1%, 8.6% and 2.9%, respectively, for the three, nine and twelve months ended September 30, 2002 as compared to the same periods ending in 2001 due principally to increases in the volume of purchased water. During each of the comparable periods for 2002, additional purchased water was necessary to replace pumped water supply lost due to wells being removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Orange County and San Dimas customer service areas. The twelve-month comparison also reflects refunds received from Registrant’s wholesale water suppliers in December 2001 of approximately $770,000. There was no similar refund in the twelve months ended September 2001.

On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account for water supply costs that are included in rates. For additional information on this order, see Note 4 to Notes to Financial Statements included in Part I, Item 1 in Financial Statements. This CPUC order reduced Registrant’s basic earnings per share for the three, nine and twelve months ended September 30, 2002 by $0.04, $0.05 and $0.01, respectively.

Cost of power purchased for pumping increased by 14.3% and 20.8% for the nine and twelve months ended September 30, 2002, respectively, due to the rate increases implemented in the first quarter of 2001 by SCW’s energy suppliers, in particular Southern California Edison Company and Pacific Gas and Electric Company. In 2001, the CPUC approved a portion of SCW’s Advice Letters to increase revenues by approximately $1.4 million annually to recover the costs of purchased power for certain of its water ratemaking districts. For further information, see the sections entitled“Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

Costs of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 7.5% and 2.4%, respectively, for the nine and twelve months ended September 30, 2002. Each of these decreases was due primarily to the significantly high cost for spot market energy purchased from December 2000 to March 2001. The decreases were offset partially by additional accruals of $2.2 million for purchased power costs based on adjusted invoices received by SCW in April 2002 from Dynegy Power Marketing, Inc. for power and ancillary services applicable to prior periods, and a one-time sale of energy on the spot market, resulting from a one-month overlap of energy purchase agreements, that generated a $644,000 gain in April 2001. As compared to the three months ended September 2001, cost of power purchased for resale decreased by 23.4% for the third quarter of 2002 due principally to an additional accrual of $802,000 based on adjusted invoices received by SCW from Dynegy Power Marketing, Inc. in August 2001 for power and ancillary services applicable to December 2000 and January 2001. There was no similar accrual for the same period of 2002. For further information, see the sections entitled “Liquidity and Capital Resources”, “Regulatory Matters” and “Electric Energy Situation in California ” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Groundwater production assessments for the three, nine and twelve months ended September 30, 2002 increased by 7.9%, 5.9% and 4.9%, respectively, as compared to the same periods in 2001 reflecting increased sales volumes provided from pumped water sources and increased groundwater production assessments, partially offset by revenues from leases of unused water rights to third parties in Registrant’s Barstow customer service area. A one-time adjustment made in the first quarter of 2002 to account for a retroactive billing by water purveyors for rate increases effective July 2001 also affected the nine and twelve-month comparisons.

A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. The negative entries for 2001 and 2002 primarily reflect untimely-recovery of electric power costs discussed previously. At September 30, 2002, Registrant had a combined net under-collected position of $30.3 million in both its water and electric balancing accounts primarily due to the increases in energy costs. For further information, see the sections entitled “Accounting for Supply Costs”, “Liquidity and Capital Resources”, “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Other operating expenses increased by 11% for the three months ended September 30, 2002 as compared to the same period of last year due to increased water treatment costs, chemical costs and higher labor costs. Other operating expenses decreased by 1.7%, respectively, for the nine and twelve months ended September 30, 2002 as compared to the same periods of last year. The decreases were primarily due to a refund for a sewer service overpayment, reimbursement received during the second quarter of 2002 from one of the settling parties for expenses incurred in the San Gabriel basin to meet water quality standards, and a decrease in the accrual for bad debt during the first quarter of 2002.

Administrative and general expenses increased by 12.8%, 8.1% and 21.1%, respectively, for the three, nine and twelve months ended September 30, 2002 reflecting an increase in the accrual for pension plan expense, increased accrual for self-insured workers’ compensation, higher labor costs, and increased outside service expenses. The twelve-month comparison also reflects the accrual of $7.7 million in reserves booked during the comparable period of 2002 for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area. The reserves with a balance of $6.4 million at September 30, 2002 were established to offset future impacts to earnings for the difference between the authorized rates and SCW’s actual costs under its energy purchase agreements. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Depreciation expense increased by 3.0%, 2.0% and 3.9%, respectively, for the three, nine and twelve months ended September 30, 2002 reflecting, among other things, the effects of recording approximately $38 million in capital additions during 2001, depreciation on which began in January 2002. The comparisons were also impacted by the elimination, effective January 1, 2002, of amortization of the goodwill recorded in Registrant’s acquisition of CCWC. For further information, see Note 5 of the Notes to Financial Statements included in Part I, Item 1 in Financial Statements.

As compared to the three, nine and twelve months ended September 30, 2001, maintenance expense increased by 44.1%, 9.3% and 2.6%, respectively, due principally to the termination of Registrant’s cash preservation program in August 2002 following the CPUC’s approval of rate increases permitting SCW to begin recovery of power costs, and costs of approximately $408,000, incurred most significantly in connection with the trucking of water, in SCW’s Wrightwood customer service area due to a sudden and unexplained drop in groundwater level in the area during the early part of the third quarter of 2002. The cash preservation program was initially implemented in 2001 to control costs and temporarily limit capital and maintenance expenditures principally to those projects that were believed necessary to meet public safety and health requirements or otherwise provide for continued service.

Taxes on income decreased by 22.7%, 9.0% and 15.2%, respectively, as compared to the three nine, and twelve months ended September 30, 2001, due to lower pre-tax operating income of 21.9%, 8.0% and 10.4%, respectively, for the comparable periods ended September 30, 2002. The twelve-month comparison was also affected by a book-to-tax adjustment recorded in December 2001.

Other taxes increased by 3.2% and 1.7%, respectively, for the three and nine months ended September 30, 2002 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes. For the twelve months ended September 30, 2002, other taxes decreased by 1.2% due to an adjustment to the accrued property taxes in December 2001 based on actual property tax statements, partially offset by increases in payroll taxes.

As compared to the three, nine and twelve months ended September 30, 2001, respectively, the change in other income for the same periods ended September 30, 2002 reflects the sale of a parcel of non-operating property in Region II of SCW in the first quarter of 2002, and recording certain non-regulated expenses to administrative and general expenses of ASUS, a non-regulated subsidiary. The twelve-month comparison was also impacted by the write-off of expenses associated with the termination of the acquisition of Peerless Water Company in the fourth quarter of 2001.

Interest expense increased by 13.4%, 11.5% and 11.5%, respectively, for the three, nine and twelve months ended September 30, 2002 as compared to the same periods ended September 30, 2001. The increases reflected the issuance of $50 million in long-term debt by SCW in December 2001, partially offset by a reduction in short-term borrowing.

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

On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account that works in a manner similar to the balancing account. As a result, the income statements of SCW will no longer include entries reflecting differences between actual unit water supply costs included in rates and actual water supply costs. SCW will not be entitled to recover any deferred costs for providing water service unless it is within its general rate case cycle and is earning less than its authorized rate of return on a weather normalized basis. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings. The negative impact this CPUC order has had on registrant’s basic earnings per share for the quarter, nine and twelve months ended September 30, 2002 was $0.04, $0.05 and $0.01, respectively. SCW may not be able to fully recover the under-collection of supply costs if it is earning a rate of return in excess of that allowed. SCW had a net under-collection position of $2.8 million in its water supply balancing account at September 30, 2002 related to pre-November 29, 2001 activities. Of these amounts, recovery of approximately $0.5 million is currently included in rates. SCW anticipates recovering the remaining amount in this balancing account as well as the under-collection tracked in the water supply cost memorandum account as part of a rate case application filing submitted in October 2002.

Electric power costs incurred by SCW’s Bear Valley Electric division will continue to be charged to a balancing account. The under-collection in the electric balancing account is $27.6 million at September 30, 2002. On July 17, 2002, the CPUC approved a settlement agreement among SCW, all intervening parties and the Office of Ratepayer Advocates of the CPUC, which allows SCW to recover up to a weighted annual energy purchase cost of $77 per megawatt hour each year for 10 years in its balancing account. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Discussion and Analysis of Financial Condition and Results of Operation.

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

Management believes that regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When Registrant files for adjustments to rates, capital assets, operating costs and other matters are subject to review, and disallowances could occur. Regulatory disallowances in the past have not been frequent but have on occasion significantly impacted Registrant’s results of operations.

•	Water and electric operations of Registrant in the State of California are subject to regulation by the CPUC and, in the State of Arizona, the ACC regulates the water operations of Registrant. The accounting policies of Registrant conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process. As such, Registrant is allowed to defer as regulatory assets, certain costs that otherwise would have been expensed if it is probable future recovery from customers will occur. If rate recovery is no longer probable, Registrant is required to write off the related regulatory asset.

•	Registrant’s income tax calculations require estimates due principally to the regulated nature of its operations, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A change in the regulatory treatment, or significant changes in tax-related estimates or assumptions, could have a material impact on the financial position and results of operations of Registrant.

•	Depreciation is computed at composite rates considered sufficient to amortize costs over the estimated remaining lives of assets. Depreciation studies are performed periodically and prospective changes in rates are estimated to make up for past differences. These studies are reviewed and approved by either the CPUC or the ACC. Changes in estimates of depreciable lives or changes in depreciation rates mandated by regulations could impact results of operations of Registrant in periods subsequent to the change.

•	As prescribed by the CPUC under its Uniform System of Accounts for Water Utilities, SCW is allowed to capitalize a portion of general costs such as engineering, supervision, general office salaries and expenses, legal expenses, insurance, injuries and damages, pensions and benefits, taxes and allowance for funds used during construction, as overhead construction costs included in Registrant’s Utility Plant. All overhead construction costs are charged to jobs on the basis of the amounts of such overhead expenses reasonably applicable thereto, so that each job bears its equitable proportion of such costs and its direct costs.

Liquidity and Capital Resources

AWR

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. As of September 30, 2002, approximately $31.1 million remained for issuance under this Registration Statement.

During 2001, AWR maintained a $25 million credit facility, $20 million of which was outstanding at December 31, 2001. This credit facility expired on January 2, 2002. In June 2002, AWR established a new revolving credit facility of $75 million, which matures in June 2005. As of September 30, 2002, an aggregate of $14 million was outstanding, $13 million of which was used to fund SCW’s operations and $1 million was used to fund ASUS activities.

On April 19, 2002, AWR completed the redemption of all of its outstanding 4%, 4-1/4% and 5% series of preferred shares.

SCW

SCW funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding Common Shares through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings, amortization of deferred charges and depreciation expense. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs, and timing of rate relief. For further information, see the sections entitled “Risk Factors” and “Electric Energy Situation in California ” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

SCW also relies on external sources, including equity investments and short-term borrowing from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. In January 2001, SCW issued $20 million of long-term debt in a public offering with the proceeds used to reduce bank borrowings. On March 30, 2001, AWR made an additional $25 million equity investment in SCW. On November 14, 2001, SCW filed a Registration Statement with the SEC for issuance, from time to time, of up to $100 million in debt securities. In December 2001, SCW issued $50 million of long-term debt under this Registration Statement that initially reduced bank borrowings incurred to fund capital expenditures and power purchase costs.

CCWC

CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal sources. CCWC also relies on external sources, including long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

ASUS

ASUS funds its operating expenses primarily through contractual management fees and investments by AWR.

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

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of September 30, 2002. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

($ in thousands)	Payments/Commitments Due by Period (1)

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Notes/Debentures (2)	$185,600	—	$12,500	—	$173,100
Private Placement Notes (3)	28,000	—	—	—	28,000
Tax-Exempt Obligations (4)	20,721	87	285	218	20,131
Other Debt Instruments (5)	2,510	174	584	451	1,301
Other Commitments (6)	76,947	—	—	—	—
Chaparral City Water Company (7)	9,119	499	1,684	620	6,316
TOTAL	$322,897	$760	$15,053	$1,289	$228,848

(1) Excludes interest, dividends, commitment and facility fees.

(2) The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or cross default provisions.

(3) The private placement notes are issued pursuant to the terms of Note Agreements with substantially similar terms. The Note Agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, maximum debt to capitalization ratio and a negative pledge. Pursuant to the Note Agreements, SCW must maintain a minimum interest coverage ratio of two times interest expense. SCW does not currently have any outstanding mortgages or other encumbrances on its properties. For further information on the dividend restrictions, see discussion included in Part II, Item 2 in Changes in Securities ..

(4) Consists of obligations under a loan agreement supporting $8 million in debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $6.7 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project (SWP). Except as described below, these obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, SCW has entered into agreements with various developers for 422 acre-feet, in aggregate, of its entitlement to water from the SWP. For further information, see the section entitled “Regulatory Matters-Disallowance of Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

(6) Other commitments of Registrant consist of (i) $75 million syndicated revolving credit facility, expiring in June 2005, (ii) a $966,534 irrevocable letter of credit, which is reviewed at the end of each year for adjustment, for its self-insured workers compensation plan, (iii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iv) an irrevocable letter of credit in the amount of $400,000 that expires on October 2003 for the deductible in Registrant’s business automobile insurance policy (v) an irrevocable letter of credit that expires June 30, 2005 for its energy scheduling agreement with Automated Power Exchange; the amount of the credit is $585,000 for the months from November to March, and $270,000 to cover the months from April to October, and (vi) outstanding performance bonds of $14,790 to secure performance under franchise agreements with governmental agencies. The syndicated revolving credit facility contains restrictions on prepayments, deposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+.

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

On July 17, 2002, the FERC extended and modified the mitigation measures that were set to expire on September 30, 2002, citing delays in construction of new generation resources in California and throughout the West, delays in adopting a new market design and market rules by the Cal ISO, transmission line constraints, constraints on natural gas pipeline capacity and a dysfunctional power market. It remains unclear how long the FERC will leave its mitigation measures in place. The premature termination of such mitigation measures could result in a substantial increase in spot market prices and the prices of long-term contracts for power and capacity. In addition, FERC is considering a number of market reforms. One of the reforms that has been suggested by the Cal ISO is the imposition of an available capacity obligation (“ACAP”) on all load-serving entities. The purpose of the ACAP obligation is to ensure that all load-serving entities have sufficient power resources to meet their maximum possible load. If an ACAP obligation is adopted, SCW could be required to procure substantial additional power and capacity. The cost of procuring this additional power and capacity could have a material adverse impact on SCW if SCW is not permitted to recover the costs of procuring this additional power and capacity from its ratepayers on a timely basis.

Power Supply Arrangements at SCW’s Bear Valley Electric Service Area

All electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. In May 2000, SCW entered into a one-year, block forward purchase contract with Dynegy Power Marketing, Inc. (DYPM) for 12 MWs of electric energy at a price of $35.50 per MWh. This contract expired April 30, 2001.

SCW entered into a five-year, block forward purchase contract with Mirant Americas Energy Marketing LP (“Mirant”) for 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. On December 20, 2001, SCW filed a complaint with FERC seeking to reduce the amount charged by Mirant under the terms of this contract to a just and reasonable price. A hearing was conducted on this matter in October 2002. Management does not anticipate a quick resolution of this matter.

In June 2001, SCW executed an agreement with Pinnacle West Capital Corporation (PWCC) for an additional 8 MWs of electric energy to meet peak winter demands. The contract provided for pricing of $75 per MWh from November 1, 2001 to March 31, 2002, $48 per MWh from November 1, 2002 to March 31, 2003, and $36 per MWh from November 1, 2003 to March 31, 2004. The average minimum load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 38 MWs when the snowmaking machines at the ski resorts are operating.

In September 2002, SCW entered into a series of purchased power contracts with PWCC. Under the agreements, SCW will sell 15 MWs to PWCC of electric energy at a price of $95 per MWh beginning November 1, 2002 through December 31, 2006, and the 8 MWs of electric energy covered under the energy purchase agreement with PWCC discussed previously. In return, PWCC will supply SCW’s BVE customer service area with 15 MWs of electric energy at a price of $74.65 per MWh beginning November 1, 2002 through December 31, 2008, and an additional 8 MWs at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 period through March 31, 2008 and November 1, 2008 through December 31, 2008.

Under the terms of a contract with DYPM that expired on April 30, 2002, DYPM provided electric energy to SCW in excess of the amounts it purchased under the forward block purchase contracts previously described, acted as scheduling coordinator and provided other ancillary services. DYPM has requested payment of an additional $5.6 million for these services for the period June 1, 2000 to February 28, 2002 based on revised invoices received by SCW in April 2002. The amounts set forth in the revised invoices are included in the electric supply balancing account at September 30, 2002. SCW disputed the revised invoices. On November 1, 2002, DYPM accepted a payment of $3.5 million from SCW as payment in full for the additional charges reflected in the revised invoices.

SCW is a party to the FERC proceedings in which refunds are being sought on purchases of power from the California Power Exchange and the Cal ISO Management is unable to predict whether or not it will be entitled to receive any refunds as a result of these proceedings or any other investigations into the causes of the California energy crisis.

Transmission Constraints

Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power. In order to meet these increasing energy demands, SCW is considering the construction of a gas-fueled generator facility owned by SCW. An Advice Letter was filed to seek the CPUC’s authorization. If approved, it will result in further increases in electric energy prices for customers of SCW’s Bear Valley Electric customer service area. For more information, see the section entitled “Rate Matters-Changes in Rates” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Construction Program

SCW maintains an ongoing distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW’s Board of Directors has approved anticipated net capital expenditures of approximately $55.4 million for 2002, only $20.4 million of which was spent as of September 30, 2002 due to the cash preservation plan implemented in 2001and discontinued in August 2002.

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

Rates that SCW and CCWC are authorized to charge are determined by the CPUC and the ACC, respectively, in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year in California and using an historical test year, as adjusted in Arizona. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a return on rate base. Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions. For information on accounting for water supply and power costs, see the section entitled “Accounting for Supply Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 4 to the Notes to Financial Statements in Part I, Item 1.

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

Changes in Rates

New water rates with an annual increase of approximately $2.5 million for seven ratemaking districts in SCW’s Region I and step increases of approximately $1.7 million for SCW’s Region III were effective in January 2001. An attrition increase of approximately $2.8 million for Region II was in effect from February 2001. Step increases of approximately $321,600 for four of seven ratemaking districts in SCW’s Region I were implemented in January 2002.

As of September 30, 2002, SCW had accrued approximately $27.6 million in under-collected purchased power costs included in the electric balancing account. In May 2000, SCW filed an Advice Letter with the CPUC for recovery over a five-year period of approximately $2.4 million in under-collected power costs and removal of a negative amortization authorized by the CPUC in 1997. The CPUC issued a final order on May 24, 2001 authorizing an overall rate increase of 12.5%, with a condition of conducting a subsequent audit on the expenses included in the electric balancing account. The audit has been conducted and provided to the CPUC in October 2001.

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

On February 8, 2002, a settlement agreement among SCW, all intervening parties and the Office of Ratepayer Advocates (ORA) was filed with the CPUC that will permit SCW to recover $77 per MWh of purchased power costs through rates. SCW will be allowed to include its actual purchased power costs up to an average annual weighted cost of $77 per MWh each year for 10 years in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will offset amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed against income. SCW has previously established approximately $8.2 million in reserves against potential non-recovery of electric power costs. In July 2002, $1.7 million was written off against the reserve based on the settlement. In addition, the settlement extended the previously approved surcharges for an additional five years to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account. Management believes that the settlement will allow for full recovery of amounts included in the balancing account. The settlement also requires SCW to pursue its complaint filed with

FERC in which SCW has requested FERC to reduce the prices in its power purchase contract with Mirant to a just and reasonable price. If FERC rules a price reduction, SCW is required to file an Advice Letter to notify the CPUC within 30 days of the ruling. On July 17, 2002, CPUC approved the settlement agreement with new rates effective immediately thereafter. For further information, see the section entitled “Electric Energy Situation in California” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 4 to the Notes to Financial Statements in Part I, Item 1.

In March 2001, the CPUC approved SCW’s Advice Letters to increase costs of purchased power incurred to pump water for its water customers by $761,351 included in base water rates for each of its ratemaking districts. In April 2001, SCW filed additional Advice Letters by ratemaking areas to increase water rates by approximately $2.3 million company-wide to recover additional electric base rate increases, authorized recently by the CPUC for the Southern California Edison Company and the Pacific Gas and Electric Company. The CPUC approved in the fourth quarter of 2001 increases of approximately $672,900 in base water rates. For further information, see the section “Electric Energy Situation in California” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. The remaining Advice Letters filed by SCW to recover increased power costs used for pumping were rejected by the CPUC due to the change in procedures for collections of water supply costs on November 29, 2001. See the section entitled “Accounting for Supply Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 4 to Notes to Financial Statements in Part I, Item 1.

Pending Rate Changes

An Advice Letter filed by SCW on November 13, 2001 requested the authority to increase rates in its Metropolitan district to offset an increase in rate base due to its infrastructure replacement program and offset increased costs by using a price index. SCW has filed a motion to amend a prior decision to clarify certain contradictory paragraphs in that order that would allow for the requested increase. On October 24, 2002, the CPUC approved SCW’s motion to amend the language and SCW simultaneously filed an Advice Letter to increase rates by $2.7 million annually.

In April 2002, SCW filed for a Certificate of Public Convenience and Necessity (CPCN) seeking the CPUC’s authorization to construct an 8.4 MW natural gas-fueled generator facility on a portion of its property in the City of Big Bear Lake . The capital cost of the generator facility is estimated to be approximately $13 million, which, if approved by the CPUC, will generate an annual revenue increase of about $2.4 million.

In October 2002, SCW filed an Application to increase water rates in the customer service areas that comprise Region III. Included in the same Application SCW also requested rate increases applicable to SCW’s entire customer base to recover costs associated with the general office functions of SCW. With a proposed return on equity of 12.45%, the new water rates in these filings, if fully approved by the CPUC, will generate an annual increase in revenues of approximately $19.8 million for the Region III customer service areas, and $6.0 million for all the other customer service areas of SCW. A final decision on these applications is not anticipated until the third quarter of 2003. SCW is also planning to file a Notice of Intent to increase water rates in SCW’s Region II customer service areas in the fourth quarter of 2002.

In 1993, the CPUC disallowed $1.6 million of costs incurred in construction of a water treatment facility in SCW’s Clearlake customer service area and Registrant wrote off the disallowed amount at that time. Based on new water quality standards, in 2000, SCW re-applied to the CPUC for inclusion of the disallowed amount in rate base. A draft decision issued on March 30, 2001 by the CPUC would have allowed SCW to include $500,000 of the $1.6 million in the regulated rate base. An alternate draft decision issued by one of the CPUC Commissioners proposed to deny the relief sought by SCW in its application. An Administrative Law Judge subsequently reopened the proceeding in August 2001 requiring additional information. A final order is not anticipated until 2003. A final order is not anticipated until 2003.

Other Regulatory Matters

On November 29, 2001, the CPUC adopted an Order Instituting Rulemaking (OIR) to evaluate existing practices and policies, to determine whether new procedures or policies for processing offset rate increases and balancing accounts should be made and to determine whether the new memorandum account procedures adopted on November 29, 2001 should be made permanent. For information on the new procedures, see Note 4 to Notes to Financial Statements in Part I, Item 1. A draft decision on the OIR is scheduled to be on the Commission’s agenda on November 21, 2002.

There are no active regulatory proceedings affecting CCWC or its operations.

Environmental Matters

1996 Amendments to Federal Safe Drinking Water Act

On August 6, 1996, amendments (the 1996 SDWA amendments) to the Safe Drinking Water Act (the SDWA) were signed into law. The 1996 SDWA revised the 1986 amendments to the SDWA with a new process for selecting and regulating contaminants. The U. S. Environmental Protection Agency (EPA) can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. This law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. Current regulations, however, remain in place and are not subject to the new standard-setting provisions. The DOHS, acting on behalf of the EPA, administers the EPA’s program in California.

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

SCW and CCWC currently test their wells and water systems according to requirements listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCL’s is treated to reduce contaminants to acceptable levels before it is delivered to customers or the wells are shut down. Since the SDWA became effective, SCW has experienced increased operating costs for testing to determine the levels, if any, of the constituents in SCW’s sources of supply and additional expense to lower the level of any contaminants in order to meet the MCL standards. Such costs and the costs of controlling any other contaminants may cause SCW to experience additional capital costs as well as increased operating costs. The CPUC and ACC ratemaking processes provide SCW and CCWC with the opportunity to recover prudently incurred capital and operating costs associated with water quality. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and ACC, as appropriate.

Enhanced Surface Water Treatment Rules

The EPA has adopted Enhanced Surface Water Treatment Rules (ESWTR), which require increased surface-water treatment to decrease the risk of microbial contamination. These rules apply to each of SCW’s five surface water treatment plants and CCWC’s surface water treatment plant. It Registrant anticipates that all plants will achieve compliance within the three year to five-year time frames identified by EPA.

Regulation of Disinfectant/Disinfection By-Products

SCW and CCWC are also subject to regulations concerning disinfectant/disinfection by-products (DBP’s). Stage I of the regulations were effective in November 1998 with full compliance required for systems serving 10,000 or more persons by 2002 and for systems serving fewer than 10,000 persons by 2004. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. SCW implemented modifications to the treatment process in its Bay Point and Cordova systems, the only two systems impacted by this rule, to achieve compliance and a third SCW plant will require treatment modifications in order to comply with this rule by 2004.

The EPA is not allowed to use the new cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBP’s but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule. The final rule is not expected until 2004.

Ground Water Rule

On May 10, 2000, the EPA published the proposed Ground Water Rule (GWR), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule will apply to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems, source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifer or have detected fecal indicators within the systems distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. The GWR is scheduled to be issued as a final regulation in 2003. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, SCW and CCWC do not believe that such regulations will impose significant compliance costs, since they already currently engage in disinfection of their groundwater systems.

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

The EPA has proposed new radon regulations following a National Academy of Sciences risk assessment and study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences study is in agreement with much of EPA’s original findings but has slightly reduced the ingestion risk initially assumed by EPA. EPA established an MCL of 300 Pico Curies per liter based on the findings and has also established an alternative MCL of 4000 Pico Curies per liter, based upon potential mitigation measures for overall radon reduction. The final rule has been delayed and most likely will not be published until late 2003. SCW and CCWC currently monitor their wells for radon in order to determine the best treatment appropriate for affected wells.

Voluntary Efforts to Provide Treated Surface Water Below Minimum Surface Water Treatment Requirements

SCW is a voluntary member of the EPA’s Partnership for Safe Water, a national program designed to further protect the public from diseases caused by cryptosporidium and other microscopic organisms. As a volunteer in the program, SCW commits to treat surface to levels much lower than the minimum operating requirements governing surface water treatment, optimize surface water treatment plant operations and seeks to have its surface water treatment facilities perform as efficiently as possible.

Unregulated Contaminants Monitoring Rule

EPA has revised the Unregulated Contaminant Monitoring Rule (UCMR), as required by the 1996 Amendments to the Safe Drinking Water Act. The data generated by the UCMR will be used to evaluate and prioritize contaminants on the Drinking Water Contaminant Candidate List, a list of contaminants EPA is considering for possible new drinking water standards. This data will help to ensure that future decisions on drinking water standards are based on sound science.

A tiered approach will be utilized with the three monitoring lists to provide the maximum capability to monitor up to the statutory limit of no more than 30 contaminants in any 5-year monitoring cycle. Therefore, as List 3 contaminants are found to occur in public water systems, they may move up to List 2, and likewise, List 2 contaminants may move up to List 1, in 2004, when the UCMR is revised again. The law requires that EPA publish a new contaminant-monitoring list every 5 years.

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

Ammonium Perchlorate Action Level Activities

In January 1997, the California Department of Health Services (DOHS) established an action level of 18 parts per billion (ppb) for ammonium perchlorate. Action levels are advisory in nature and are not enacted into law. In January 2002, SCW was informed that DOHS has reduced the action level from 18 ppb to a level of 4 ppb, based upon new reference dosage for health risk information from EPA. The Governor in California recently signed into law a bill requiring DOHS to establish a MCL for ammonium perchlorate by January 1, 2004. SCW has removed eight wells from service in four separate systems since they contained ammonium perchlorate in amounts in excess of this reduced action level. On March 8, 2002, the California Office of Environmental Health Hazard Assessment (OEHHA) published a draft Public Health Goal for perchlorate at 6 ppb. This is the first step to establishment of an MCL in California. SCW is continuing to periodically monitor all its wells to determine that levels of ammonium perchlorate are below the action level currently in effect.

Matters Relating to SCW’s Arden-Cordova Water System

In January 1997, SCW was notified that ammonium perchlorate in amounts above the state-determined action level had been detected in three of its wells serving its Rancho-Cordova water system. Aerojet-General Corp. has, in the past, used ammonium perchlorate in oxidizing rocket fuels. SCW took the three wells detected with ammonium perchlorate in excess of the 1997 action levels out of service. In April 1997, SCW found ammonium perchlorate in three additional wells and, at that time, removed those wells from service until it was determined that the levels were below the state-determined action level. Those wells were returned to service. SCW periodically monitors these wells to determine that levels of ammonium perchlorate are below the action level currently in effect. Following the reduction in the action level for ammonium perchlorate in January 2002, SCW removed three wells from service since they contained ammonium perchlorate in amounts in excess of this reduced action level.

In February 1998, SCW was informed that nitrosodimethylamine (NDMA) had been detected in amounts in excess of the EPA reference dosage for health risks in four of its wells in its Rancho-Cordova water system. The wells have been removed from service. Since then, additional wells were also removed from service due to the contamination. In February 2002, DOHS increased the action level from 2 parts per trillion (ppt) to 10 ppt. Management is investigating the impact, if any, that the increase in the action level may have on its abilities to put certain wells back into service. NDMA is an additional by-product from the production of rocket fuel and it is believed that such contamination is related to the activities of Aerojet.

Aerojet has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW’s Rancho-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of two new wells. As of September 30, 2002, Aerojet had previously reimbursed SCW $4.5 million of the approximately $20.7 million in costs SCW has incurred. The remainder of the costs is subject to further reimbursement pending outcome of the litigation. Reimbursements received from Aerojet reduce SCW’s costs of utility plant and purchased water. For further information regarding litigation related to contamination of ground water in Sacramento County, see the section entitled “Other Water Quality Litigation” included in Part II, Item 1 in “Legal Proceedings”.

The EPA issued an order to Aerojet in August 2002 that requires Aerojet to ultimately restore the contaminated aquifer and minimize further loss of water supply wells, and requires Aerojet to provide an alternative water supply if more water supply wells are lost.

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

On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company and Equilon Enterprises LLC to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination of the Charnock Basin drinking water. The EPA has ordered Shell Oil to reimburse SCW for water replacement costs. The agencies are continuing to investigate the causes of MTBE pollution and intend to ensure that all responsible parties contribute to its clean up. SCW is unable to predict the outcome of the EPA’s enforcement efforts. In March 2002, SCW reached a settlement agreement with the City of Santa Monica, in which SCW assigned its rights against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure, and its water rights in the Charnock Basin to the City of

Santa Monica and Santa Monica took over the prosecution against the potentially responsible parties in exchange for an assignment payment. The settlement agreement is pending the CPUC’s approval.

Matters Relating to SCW’s Yorba Linda Water System

The compound MTBE has been detected in three wells serving SCW’s Yorba Linda water system. Two of the wells are standby wells and the third well has not shown MTBE above the DOHS secondary standard of 5.0 ppb at this time. SCW has constructed an interconnection with the Metropolitan Water District of Southern California to provide for additional supply in the event the third well experiences levels of detection in excess of the DOHS standard.

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

Security

Since the tragic events of September 11, 2001, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. Registrant has implemented a number of steps to address this concern, including engaging a security firm to develop further protection measures and an ongoing review of new industry and regulatory agency security measures. Although Registrant has not experienced any material increase in costs related to these measures, management is unable to predict what, if any, additional measures will be implemented and what such measures may cost. Registrant intends to seek recovery of any such costs from the CPUC and the ACC.

Water Supply

SCW’s Water Supply

For the three months ended September 30, 2002, SCW supplied a total of 27,921,000 ccf of water as compared to 26,962,000 ccf for the three months ended September 30, 2001. Of the total 27,921,000 ccf of water supplied during the third quarter of 2002, approximately 52.0% came from pumped sources and 44.5% was purchased from others, principally the Metropolitan Water District of Southern California (MWD) and its member agencies. The remaining 3.5% of total supply came from the United States Bureau of Reclamation (the Bureau). For the three months ended September 30, 2001, 53.8%, 43.6% and 2.6% was supplied from pumped sources purchased from MWD and the Bureau, respectively.

For the nine months ended September 30, 2002, SCW supplied a total of 68,665,000 ccf of water, 55.6% of which came from pumped sources, 41.8% was purchased and 2.6% was supplied by the Bureau. During the nine months ended September 30, 2001, SCW produced 65,384,000 ccf of water. Of this amount 58.2% came from pumped sources, 40.0% was purchased and the remainder was provided by the Bureau.

During the twelve months ended September 30, 2002, SCW supplied 87,384,000 ccf of water as compared to 84,538,000 ccf supplied during the twelve months ended September 30, 2001. During the twelve months ended September 30, 2002, pumped sources provided 56.5% of total supply, 41.0% was purchased from MWD and its member agencies. The remaining 2.5% of total supply came from the United States Bureau of Reclamation (the Bureau) under a no-cost contract. For the twelve months ended September 30, 2001, 57.9%, 40.0% and 2.1%, respectively, was supplied from pumped sources, purchased from MWD and the Bureau.

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

Registrant’s water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. The average current water outlook for California is near average with the statewide precipitation at 80% of normal level and reservoirs at 81% of normal. However Southern California has experienced one of the driest rainfall seasons since 1877. The South Coast basin received only 29% of normal. Current California river levels are also low particularly in coastal regions and the southern Sierra, where August runoff was among the lowest in the last 25 years. The impacts of a dry water year were minimized by generally good storage in reservoirs and groundwater basins. Despite the low precipitation in the Southland, the MWD, which provides water to 26 municipal water agencies, has stated that it believes that there will be sufficient water available for both residential users and business owners for at least the next 10 years.

Ninety percent (90%) of water used in Southern California comes from the Sierra snow pack, which is currently believed to be sufficient to supply water to the southern part of the State . In addition, the National Oceanic and Atmospheric Administration is forecasting normal rainfall for the Southwest United States in October-November-December and above normal amounts for January-February-March. El Nino/Southern Oscillation conditions have formed in the Pacific and the next Kelvin wave of warmer water is moving towards South America. Also the Madden-Julian Oscillation, which has been weakening the easterly winds, has itself weakened allowing strengthening of the current El Nino conditions. The California Department of Water Resources also predicts an increased chance of above-average precipitation in Southern California.

Groundwater conditions remain at adequate levels in most of SCW’s operating areas. Certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination and mechanical problems caused by low water table, which, in some cases, have caused increased reliance on purchased water in its supply mix.

A sudden and unexplained drop in groundwater water supply severely impacted SCW’s Wrightwood customer service area in the second quarter of 2002. In response to this emergency situation,

SCW undertook taken a number of steps to provide water service, including trucking water into the area from nearby sources, bringing a formerly shut down well into service, taking steps to increase capacity at existing wells and expediting the drilling and equipping of a new well. In taking these steps to meet water demand, SCW experienced increased operating costs of approximately $450,000, most significantly associated with the cost of trucking water. However, due to the actions of SCW and conservation efforts of consumers the situation has stabilized. Management is unable to predict the extent to which additional costs may be incurred or the extent to which additional problems may be encountered. The cause of the unexplained and sudden drop in groundwater supply has not been identified, but it may be drought-related.

CCWC’s Water Supply

Northern Arizona has not had significant precipitation, with the Colorado River basin receiving only 18% of normal rainfall, placing it in extreme drought conditions. As of September 2002, however, Lake Powell was at 70% of normal level and Lake Mead was at 83% of normal, even with the Colorado River inflows at only 53% of average. Outlook for the next few months for this area indicate that the drought will persist.

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

On July 17, 2002, the CPUC approved a settlement authorizing us to include $0.077 per kilowatt-hour (KWh) in rates to recover our electric power costs. If our actual annual costs exceed this amount, we cannot recover the excess and the amount will be expensed against income. If our actual annual energy costs are less that $0.077 per KWh, we can use this difference to collect amounts previously included in the balancing account. The new rates have been in effect since July 17, 2002. As of September 30, 2002, we have accrued $27.6 million in unrecovered power costs in our electric supply balancing account and have approximately $6.4 million in reserves for possible non-recovery of power costs.

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

SCW and others have been sued in twenty-two water quality related lawsuits alleging personal injury and property damage as a result of the delivery of water that was allegedly contaminated. Nineteen of the lawsuits involve plaintiffs who received water from the San Gabriel Basin in Los Angeles County. The other lawsuits involve plaintiffs in Sacramento County.

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

SCW and CCWC are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

•	The 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to maximum contaminant levels
•	Approved regulations requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations affect SCW’s five surface water treatment plants and one CCWC plant
•	Additional regulation of disinfection/disinfection byproducts; these regulations will potentially affect two of SCW’s systems
•	Additional regulations expected to be adopted requiring disinfection of certain groundwater systems
•	Currently pending regulation of arsenic and radon
•	California customer requirements to fluoridate public water systems serving over 10,000 customers
•	Changes in the action level and the proposed adoption of MCLs for ammonium perchlorate; we have removed 8 wells from service due to the presence of ammonium perchlorate above action levels.

SCW and CCWC may be able to recover costs incurred to comply with these regulations through the ratemaking process for their regulated systems. We may also be able to recover certain of these costs under our contractual arrangements with municipalities. In certain circumstances, we may be able to recover costs from parties responsible or potentially responsible for contamination.

The adequacy of our water supplies depends upon a variety of factors beyond our control.

The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•	Rainfall
•	The amount of water stored in reservoirs
•	Availability of Colorado River water
•	The amount of water stored in reservoirs
•	The amount of water used by our customers and others
•	Water quality, and
•	Legal limitations on use

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

Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates, including the ability to recover the costs of purchased water, groundwater assessments and electric power costs in rates. We have an Advice Letter pending before the CPUC to increase rates in our Metropolitan district by $2.7 million annually to offset an increase in rate base due to its infrastructure replacement program and offset increased costs by using a price index. We also have filed for increased water rates to recover operating costs from customers in Region III as well as from all customers for costs associated with general office activities. In addition, we are seeking CPUC authorization to construct an 8.4 MW natural gas-fueled generator facility to meet increasing demand in our Bear Valley customer service area. The CPUC’s resolution ordering SCW to suspend the use of the current water balancing account, and instead to start a memorandum account for our supply costs has and will directly impact our earnings. We may recover certain water supply costs based on the memorandum account only if we are within our rate case cycle and we are not earning an amount in excess of our authorized rate of return.

We have been adversely affected by electric restructuring in California and the escalation of energy costs that we have recently begun recovering in rates. SCW has also filed a complaint with FERC seeking a reduction of the rates in its power purchase contract with Mirant Americas Energy Marketing, L.P. to a just and reasonable price, and is a party to proceedings in which load serving entities in California are seeking recovery of costs incurred in connection with purchasing power in the spot market from October 2000 through June 2001. There are also proceedings pending before FERC to restructure the California energy markets.

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

In August 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Registrant does not expect this Statement to materially impact its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. Registrant is reviewing the provisions of this Statement, but does not expect it to have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk except for the block-forward purchase power contracts that meet the normal purchase exception rule under FASB 133, “Accounting for Derivative Instruments and Hedging Activities.” Under the terms of its power purchase contracts with Mirant Americas Energy Marketing, L.P. and Pinnacle West Capital Corporation, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the applicable contract. In addition, SCW’s liquidity, and in certain circumstances, earnings could be adversely affected by increases in electricity prices in California. For further information, see the section entitled “Contractual Obligations and Other Commitments” and “Risk Factor Summary” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 4. Controls and Procedures

Within ninety days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

In light of the breadth of plaintiffs claims, the lack of factual information regarding plaintiffs’ claims and injuries, if any, the impact of the California Supreme Court decision on plaintiffs’ claims and the fact that no discovery has yet been completed, SCW is unable at this time to determine what, if any, potential liability it may have with respect to these claims. Based upon the information currently available to it, Registrant believes that these claims are without merit and intends to vigorously defend these claims.

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

The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. The CPUC has not yet authorized SCW to recover any of its litigation costs. As of September 30, 2002, SCW had recorded a net of $890,000 in this memorandum account. Management believes that these expenses will be fully recovered but is unable to predict when, or if, the CPUC will authorize recovery of all or any of the costs.

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

In a separate case, also filed on October 25, 1999, SCW sued Aerojet-General Corporation (Aerojet) for causing the contamination of the Sacramento County Groundwater Basin. A cross complaint filed by Aerojet against SCW for negligence and constituting a public nuisance was dismissed in October 2002.

The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting the suits filed against CRWQCB and Aerojet from customers, less any recovery from the defendants or others. As of September 30, 2002, approximately $10.7 million has been recorded in the memorandum accounts. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million, in expenses that were incurred on or before August 31, 2000. The remaining costs will be included in SCW’s next General Rate Case Application for its Region I customer service areas. Management believes these costs are recoverable but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

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

Other Litigation

Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no other legal proceedings are pending, which are believed to be material.

Item 2. Changes in Securities

As of September 30, 2002, earned surplus amounted to $81,557,000.

Neither AWR nor ASUS is subject to any contractual restriction on its ability to pay dividends. SCW’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock after 1991.

AWR’s ability to pay dividends on its Common Shares is dependent upon the payment of dividends from SCW. The ability of AWR, ASUS and SCW to pay dividends is also restricted by its retained earnings, respectively, under California law.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Approximately $3.9 million was available to pay dividends from CCWC to AWR at September 30, 2002.

There are 721,910 and 72,358 Common Shares authorized but unissued under the DRP and the 401(k) Plan, respectively, at September 30, 2002. Shares reserved for the 401(k) Plan are in relation to Company matching contributions and for investment purposes by participants. During the third quarter of 2002, 18,027 common shares were issued pursuant to the terms of the DRP and the 401(k) Plans.

There are 375,000 Common Shares reserved for issuance under Registrant’s 2000 Stock Incentive Plan. Under the Plan, stock options representing a total of 253,413 Common Shares upon exercise have been granted to certain eligible employees An additional 1,050 shares are subject to grants of restricted stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted during the third quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information

On October 28, 2002, the Board of Directors of Registrant declared a regular quarterly dividend of $0.221 per common share. The dividend will be paid December 1, 2002 to shareholders of record as of the close of business on November 8, 2002.

The certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were filed as correspondence with the Securities and Exchange Commission concurrent with this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

There are no Exhibits during the period covered by this report.

No Reports of Form 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY and its subsidiary SOUTHERN CALIFORNIA WATER COMPANY

By:s/	McClellan Harris III

McClellan Harris III Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary

Dated: November 12, 2002

CERTIFICATIONS

I, Floyd E. Wicks, Chief Executive Officer of the Registrant, certify that:

1)	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2002 (this “quarterly report”);

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4)	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Section 240.13a-14of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ FLOYD E. WICKS

Floyd E. Wicks Chief Executive Officer

CERTIFICATIONS

I, McClellan Harris III, Chief Financial Officer of the Registrant, certify that:

1)	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2002 (this “quarterly report”);

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4)	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Section 240.13a-14of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934) for the Registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ McCLELLAN HARRIS III

McClellan Harris III Chief Financial Officer, Senior Vice President- Finance, and Corporate Secretary