Form 10-K
period 2002-12-31
AMERICAN STATES WATER CO
filed 2003-04-08
CIK 1056903

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]            Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or

[ ]            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

Commission File Number 333-47647	Registrant, State of Incorporation Address and Telephone Number American States Water Company (Incorporated in California) 630 East Foothill Boulevard, San Dimas 91773 (909)394-3600	IRS Employer Identification No. 95-4676679

000-01121	Southern California Water Company (Incorporated in California) 630 East Foothill Boulevard, San Dimas 91773 (909)394-3600	95-1243678

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class American States Water Company Common Shares, $2.50 Stated Value Rights to Purchase Junior Participating Preferred Stock	Name of Each Exchange on Which Registered New York Stock Exchange

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

American States Water Company Southern California Water Company	Yes [x] No [ ] Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.).

American States Water Company Southern California Water Company	Yes [x] No [ ] Yes [ ] No [x]

The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $401,258,000 and $370,146,800 on June 28, 2002 and April 4, 2003, respectively. The closing price per Common Share on April 4, 2003, as quoted in the Western Edition of The Wall Street Journal, was $24.35. As of April 4, 2003, the number of Common Shares of American States Water Company, $2.50 Stated Value, outstanding was 15,201,102. As of that same date, American States Water Company owned all 110 outstanding Common Shares of Southern California Water Company. The aggregate market value of the total voting stock held by non-affiliates of Southern California Water Company was zero on June 28, 2002 and April 4, 2003.

Documents Incorporated by Reference:

Portions of the Proxy Statement of American States Water Company will be subsequently filed with the Securities and Exchange Commission as to Part III, Item Nos. 10, 11, 12 and 13, in each case as specifically referenced herein.

AMERICAN STATES WATER COMPANY
and
SOUTHERN CALIFORNIA WATER COMPANY

FORM 10-K

PART I

Item 1. Business

This annual report on Form 10-K is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”) and Southern California Water Company (hereinafter “SCW”). References in this report to “Registrant” are to AWR and SCW, collectively, unless otherwise specified. SCW makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than SCW.

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

General

AWR, incorporated in 1998, is engaged in the business of holding, for investment, the stock primarily of utility companies. AWR’s principal investment is the stock of SCW. SCW is a California public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the Public Utilities Commission of the State of California (CPUC) and was incorporated on December 31, 1929. SCW is organized into one electric customer service area and three water service regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I incorporates 7 customer service areas in northern and central California; Region II has 4 customer service areas located in Los Angeles County; Region III incorporates 10 water customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley electric service division.

AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) performs non-regulated, water related services and contract operations on a contract basis ranging from services, such as billing and meter reading, to full operation of water utility related systems. Chaparral City Water Company (CCWC) is an Arizona public utility company serving the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona (SIC No. 4941). The Arizona Corporation Commission (ACC) regulates CCWC. Neither AWR nor ASUS is directly regulated by either the CPUC or the ACC.

SCW served 248,511 water customers and 21,987 electric customers at December 31, 2002, or a total of 270,498 customers, compared with 268,546 total customers at December 31, 2001. CCWC served 11,834 water customers as of December 31, 2002, compared with 11,353 customers at December 31, 2001. ASUS has approximately 90,000 accounts under contract.

Competition

The businesses of SCW and CCWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies. AWR’s other subsidiary, ASUS, actively competes for business with other investor-owned utilities, other third party providers of water and wastewater services, and governmental entities on the basis of price and quality of service.

Employee Relations

SCW had 488 employees as of December 31, 2002 as compared to 481 at December 31, 2001. Eighteen positions in SCW’s Bear Valley Electric customer service area are covered by a collective bargaining agreement, which would have expired on December 31, 2002, with the International Brotherhood of Electrical Workers (IBEW). SCW and IBEW are currently renegotiating this contract and have mutually agreed to extend the existing contract until a new one is ratified. Sixty-one positions in SCW’s Region II ratemaking district are covered by a collective bargaining agreement, which expires in 2004, with the Utility Workers of America. SCW has no other unionized employees.

CCWC had fifteen employees as of December 31, 2002, all of whom are non-unionized.

Item 2. Properties

Franchises

SCW holds certificates of public convenience and necessity granted by the CPUC in each of the ratemaking districts it serves. CCWC holds certificates of public convenience and necessity granted by the ACC for the areas in which it serves. Both SCW and CCWC hold franchises, easements and rights of way pursuant to the terms of agreements that must periodically be renewed. These agreements are subject to suspension or termination in certain circumstances if SCW or CCWC, as applicable, violate the terms of these agreements.

Electric Properties

SCW’s electric properties are all located in the Big Bear area of San Bernardino County in California. As of December 31, 2002, SCW operated 29 miles of overhead 34.5 kv transmission lines, 1 mile of underground 34.5 kv transmission lines, 174 miles of 4.16 kv or 2.4 kv distribution lines, 42 miles of underground cable and 14 sub-stations. Neither AWR nor any of its subsidiaries own electric generating plants.

Office Buildings

Registrant’s general headquarters are housed in a single-story office building located in San Dimas, California. The land and the building are owned by SCW. SCW also owns and/or leases certain facilities housing regional, district and customer service offices. CCWC owns its primary office space.

Water Properties

As of December 31, 2002, SCW’s physical properties consisted of water transmission and distribution systems which included 2,651 miles of pipeline together with services, meters and fire hydrants and approximately 430 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including five surface water treatment plants.

As of December 31, 2002, SCW owned 277 wells. Certain wells have been removed from service due to water quality problems. For further information, see the section entitled “Environmental Matters” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. All wells are equipped with pumps with an aggregate capacity of approximately 206 million gallons per day. SCW has 58 connections to the water distribution facilities of the Metropolitan Water District of Southern California (MWD) and other municipal water agencies. SCW’s storage reservoirs and tanks have an aggregate capacity of approximately 107 million gallons. SCW owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of SCW for each of its water ratemaking districts:

	Pumps		Distribution Facilities			Reservoirs

District	Well	Booster	Mains	Services	Hydrants	Tanks	Capacity

Arden Cordova	25	17	93	14,838	1,206	5	9,500
Barstow	23	36	162	8,553	1,013	13	7,525
Bay Point	3	12	31	4,900	343	7	4,046
Calipatria	0	8	25	1,168	128	8	13,241
Claremont	25	32	134	10,573	1,266	12	6,689
Clearlake	0	13	37	2,087	75	4	883
Desert	17	20	92	3,350	576	11	1,477
Los Osos	11	11	38	3,204	173	8	1,422
Metro	69	75	945	99,205	8,196	32	23,940
Ojai	5	12	45	2,789	350	5	1,494
Orange	31	38	416	41,505	4,602	15	11,900
San Dimas	11	38	222	15,915	1,600	15	10,147
San Gabriel	18	8	94	11,973	805	3	1,520
Santa Maria	30	21	183	12,780	783	8	3,076
Simi	2	24	97	13,064	891	8	8,250
Wrightwood	7	5	38	2,623	249	7	1,546

Total	277	370	2,652	248,527	22,256	161	106,656

Capacity is measured in thousands of gallons. Mains are in miles.

As of December 31, 2002, CCWC’s physical properties consisted of water transmission and distribution systems, which included 180 miles of pipeline, together with services, meters, fire hydrants, wells, reservoirs with a combined storage capacity of 7.05 million gallons and other water utility facilities including a surface water treatment plant, which treats water from the Central Arizona Project.

Mortgage and Other Liens

As of December 31, 2002, SCW had no mortgage debt outstanding, and its properties were substantially free of any encumbrances or liens securing indebtedness. For further information, see the section entitled “Contractual, Obligations and Other Commitments” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

As of December 31, 2002, substantially all of the utility plant of CCWC was pledged to secure its Industrial Development Authority Bonds. The Bond Agreement, among other things, restricts CCWC’s ability to incur debt and make liens, sell, lease or dispose of assets, or merge with another corporation, and pay dividends.

As of December 31, 2002, neither AWR nor ASUS had any mortgage debt or liens securing indebtedness outstanding.

Condemnation of Properties

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

Item 3. Legal Proceedings

Water Quality-Related Litigation

SCW is a defendant in twenty-two lawsuits involving claims pertaining to water quality. Nineteen of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of the State of California that have been filed in Los Angeles Superior Court: Robert Arenas, et al. v. Suburban Water Systems, Inc., et al., Case No. KC037559, Anthony John Bell, et al. v. City of Pomona, et al., Case No. KC038796, Adler, et al. v. Southern California Water Company, et al., Case No. BC169892, Santamaria, et al. v. Suburban Water Systems, et al., Case No. KC025995, Georgianna Dominguez et al. v. Southern California Water Company, et al., Case No. GC021657, Anderson, et al. v. Suburban Water Company, et al., Case No. KC028524, Abarca, et al. v. City of Pomona, et al., Case No. K027795, Celi, et al. v. San Gabriel Valley Water Company, Case No. GC020622, Boswell et al. v. Suburban Water Systems, et al., Case No. KC027318, Demciuc et al. v. Suburban Water Systems, et al., Case No. KC028732, Antoinette Adejare, et al. v. City of Pomona, et al., Case No. KC031096, Almelia Brooks, et al. v. Suburban Water System, et al., Case No. KC032915, Lori Alexander, et al. v. Suburban Water Systems, et al., Case No. KC031130, David Arnold, et al. v. City of Pomona, et al., Case No. KC034636, Gilda Ambrose-Dubre, et al. v. City of Pomona, et al., Case No. KC032906, Melissa Garrity Alvarado, et al. v. Suburban Water Systems et al., Case No. KC034953 , Charles Alexander, et al. v. City of Pomona, et al., Case No KC035526, Criner, et al. v. San Gabriel Valley Water Company, et al., Case No. GC021658, and Donerson, et al. v. City of Pomona, et al., Case No. KC035987. The lawsuits filed in Los Angeles County Superior Court are based on the allegations that SCW and the other defendants have provided and continue to provide plaintiffs with contaminated water from its wells, several of which are located in an area of the San Gabriel Valley that has been designated a federal superfund site, that the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil and surrounding air with solvents and other substances, and that plaintiffs have been injured and their property damaged as a result. Three of the lawsuits involve a customer service area located in Sacramento County in northern California that have been filed in Sacramento County Superior Court: Nathaniel Allen, Jr. v. Aerojet-General Corporation, et al., Case No. 97AS06295, Daphne Adams, et al. v. Aerojet-General Corporation, et al., Case No. 98AS01025, and Wallace Andrew Pennington et al. v. Aerojet-General Corporation, et al., Case No. 00AS02622. The lawsuits filed in Sacramento County Superior Court are based on the allegations that SCW and other defendants have delivered water to plaintiffs that are contaminated with a number of chemicals, including trichloroethylene, perchloroethylene, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other unnamed chemicals and that plaintiffs have been injured and their property damaged as a result.

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

In light of the breadth of plaintiff’s claims, the lack of factual information regarding plaintiffs’ claims and injuries, if any, the impact of the California Supreme Court decision on plaintiffs’ claims and the fact that investigation is presently underway, SCW is unable at this time to determine what, if any, potential liability it may have with respect to these claims. Based upon the information currently available to it, Registrant believes that these claims are without merit and intends to vigorously defend against these claims.

SCW is subject to self-insured retention provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. SCW’s various insurance carriers have, to date, provided reimbursement for costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights.

Order Instituting Investigation (OII)

In March 1998, the CPUC issued an OII to regulated water utilities in the state of California, including SCW. The purpose of the OII was to determine whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies were being uniformly complied with by those water utilities. On November 2, 2000, a final decision from the CPUC concluded that the CPUC has the jurisdiction to regulate the service of water utilities with respect to the health and safety of that service; that the California Department of Health Services requirements governing drinking water quality adequately protect the public health and safety; and that, based on an extensive review of 25 years of water quality records, regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements, except for one small unrelated water utility in Northern California.

The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. As of December 31, 2002, SCW had incurred a net cost of $890,000 related to the OII, for which a reserve of the same amount was established. SCW filed for recovery of these amounts, through a special condition surcharge over a 12 month period, with the CPUC in its application filing for its Region III and general office functions. See the section entitled “Regulatory Matters” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

Other Water Quality Litigation

On October 25, 1999, SCW filed a lawsuit against the State of California and its State Water Resources Control Board, Central Valley Regional Water Quality Control Board, and Department of Toxic Substances Control (collectively, the State) alleging that the State had substantially participated in a project to inject chemical pollution into portions of the Sacramento County groundwater basin and that pollution is progressively destroying the groundwater supply in SCW’s Rancho Cordova water system. SCW and the State have entered into a comprehensive $2,475,000 settlement of all of SCW’s claims against the State, contingent upon the court’s approval of the good faith of the State’s settlement offer.

In a separate case, also filed on October 25, 1999, SCW sued Aerojet-General Corporation (Aerojet) for causing the contamination of eastern portions of the Sacramento County groundwater basin. A cross complaint filed by Aerojet against SCW for negligence and constituting a public nuisance was dismissed by the court in October 2002.

The CPUC has authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the suits filed against the State and Aerojet, less any recovery from the defendants or others. As of December 31, 2002, approximately $13.7 million in legal and other related costs has been recorded in the deferred charges.

The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million, in expenses that were incurred on or before August 31, 2000, in the Aerojet matter. The remaining costs were included in SCW’s January 31, 2003 filing with the CPUC of its Notice of Intent to increase rates in Region I. Management believes these costs are recoverable based on past practices of the CPUC but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time SCW has been working with the Regional Water Quality Control Board as well as the owner of a service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier.

Volatile Organic Compounds (VOC) and perchlorate have been detected in 2 wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in the federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. Following a hearing on these motions on March 31, 2003, the judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant is currently evaluating the potential impact of this decision, its opportunity to appeal the decision and the opportunity to amend its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

Electric Service Litigation

SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric Service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project, violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. SCW has also sought declaratory relief from Edison’s claims. To date, SCW has spent approximately $1.7 million in this matter, all of which has been expensed. This matter is expected to go to trial during the second quarter of 2003.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information Relating to Common Shares -

Common Shares of American States Water Company are traded on the New York Stock Exchange (NYSE) under the symbol AWR. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years were:

	Stock Prices

	High	Low

2002
First Quarter	$25.06	$21.94
Second Quarter	28.00	23.38
Third Quarter	27.55	20.25
Fourth Quarter	$27.20	$23.15

2001
First Quarter	$24.92	$19.17
Second Quarter	22.67	19.00
Third Quarter	26.40	21.60
Fourth Quarter	$25.33	$21.47

Approximate Number of Holders of Common Shares

As of March 26, 2003, there were 3,438 holders of record of Common Shares of American States Water Company. AWR owns all of the authorized and outstanding Common Shares of SCW, CCWC and ASUS.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions

For the last three years, AWR has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company, adjusted by the 3-for-2 stock split completed on June 7, 2002, for the last two years:

	2002	2001

First Quarter	$0.217	$0.217
Second Quarter	0.217	0.217
Third Quarter	0.217	0.217
Fourth Quarter	0.221	0.217

Total	$0.872	$0.867

Neither AWR nor ASUS is subject to any contractual restriction on its ability to pay dividends. SCW’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $154.7 million was available to pay dividends to AWR. For further information, see (3) of the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

The ability of AWR, ASUS and SCW to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $86.3 million of retained earnings for AWR was available to pay dividends to Common Shareholders at December 31, 2002. Approximately $84.2 million was available from the retained earnings of SCW to pay dividends to AWR. At December 31, 2002, ASUS was not allowed to pay dividends to AWR under the California tests.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $4 million was available to pay dividends to AWR at December 31, 2002. See (8) of the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

AWR paid $13.2 million and $28,700 in common and preferred dividends, respectively, to shareholders for the year ended December 31, 2002, as compared to $13.1 million and $84,700 for the year ended December 31, 2001. All outstanding preferred shares were redeemed during 2002. SCW paid dividends of $14.6 and $13.5 million to AWR in 2002 and 2001, respectively.

Information concerning securities authorized for issuance by AWR under its equity compensation plans is included in AWR’s proxy statement for its 2003 annual meeting and is incorporated by reference herein.

Other Information

The certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were filed as correspondence with the Securities and Exchange Commission concurrent with this Form 10-K.

Item 6. Selected Financial Data

( in thousands, except per share amounts)	2002	2001 Restated (1)	2000 Restated (1)	1999 Restated (1)	1998 Restated (1)

Income Statement Information
Total Operating Revenues	$209,205	$197,514	$183,960	$173,421	$148,060
Total Operating Expenses	171,557	159,813	149,708	144,960	124,178
Operating Income	37,648	37,701	34,252	28,461	23,882
Other Income (Loss)	390	(510)	(99)	532	769
Interest Charges	17,699	15,735	14,122	12,945	11,207
Net Income	20,339	21,456	20,031	16,048	13,444
Preferred Dividends	(29)	(84)	(86)	(88)	(90)
Earnings Available for Common Shareholders	$20,310	$21,372	$19,945	$15,960	$13,354
Basic Earnings per Common Share	$1.34	$1.41	$1.42	$1.19	$0.99
Dividends Declared per Common Share	$0.872	$0.867	$0.857	$0.853	$0.84
Average Shares Outstanding	15,144	15,120	14,070	13,437	13,437
Average Number of Diluted Shares Outstanding	15,157	15,122	14,070	N/A	N/A
Fully Diluted Earnings per Common Share	$1.34	$1.41	$1.42	N/A	N/A

Balance Sheet Information
Total Assets	$701,650	$681,829	$616,646	$533,181	$484,671
Common Shareholders’ Equity	213,279	204,654	196,386	160,564	156,070
Long-Term Debt	231,089	245,692	176,452	167,363	120,809
Preferred Shares-Not Subject to Mandatory Redemption	—	1,600	1,600	1,600	1,600
Preferred Shares-Mandatory Redemption	—	280	320	360	400
Total Capitalization	$444,368	$452,226	$374,758	$329,888	$278,879
Book Value per Common Share	$14.05	$13.54	$12.99	$11.95	$11.61

______________

     (1)    Restated due to overstatements in net deferred tax liabilities and current taxes payable for prior years. See the section entitled “Introduction” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 2 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless specifically noted, the following discussion and analysis provides information on AWR’s consolidated operations and assets. For the twelve months ended December 31, 2002, there is generally no material difference between the consolidated operations and assets of AWR and the operations and assets of SCW. However, where necessary, the following discussion and analysis includes references specifically to AWR’s other subsidiaries – CCWC and ASUS.

Forward-Looking Information

Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, SCW’s ability to recover electric and water supply costs from ratepayers, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand and changes in water and energy supply cost; future climatic conditions; and legislative, regulatory and other circumstances affecting anticipated revenues and costs.

Introduction

As described in Note 2 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, Registrant has restated its financial statements for the years ended December 31, 2001 and 2000. In connection with a deferred tax analysis of Registrant’s tax accounts performed in 2002, Registrant determined that it had miscalculated its net accumulated deferred income taxes and current tax payable account over several years, resulting in taxes on income not being recognized in the proper period, and overstating Registrant’s net deferred tax liabilities and current taxes payable. Registrant further determined that the amount of the overstatements, which totaled approximately $4.7 million and $4.9 million for AWR and SCW, respectively, arose in prior years and that prior years’ financial statements should be restated to reduce net accumulated deferred income taxes, taxes payable and the related tax expense to reflect amounts currently due and deferred. The financial information for all periods included in these consolidated financial statements gives effect to the restatement.

The following table summarizes the effects of the restatement on Registrant’s consolidated financial statements for 2001 and 2000:

	December 31, 2001

	AWR		SCW

(dollars in thousands)	Previously Reported	Restated	Previously Reported	Restated

Consolidated Balance Sheets:
Regulatory tax-related assets	$15,843	$13,908	$15,843	$13,908
Taxes payable	(5,389)	(404)	(5,599)	(1,194)
Accumulated deferred income taxes - net	(53,444)	(51,541)	(52,075)	(49,399)
Regulatory tax-related liability	(1,773)	(2,054)	(1,773)	(2,054)
Earnings reinvested in the business	(74,544)	(79,216)	(72,716)	(77,581)

	Year Ended December 31, 2001

	AWR		SCW

(dollars in thousands except EPS)	Previously Reported	Restated	Previously Reported	Restated

Statements of Income:
Taxes on income	$15,379	$14,370	$15,066	$14,057
Operating income	36,692	37,701	35,030	36,039
Net income	20,447	21,456	19,829	20,838
Basic earnings per share	$1.35	$1.41	$185,318	$194,748
Diluted earnings per share	$1.33	$1.41	N/A	N/A

	Year Ended December 31, 2001

	AWR		SCW

(dollars in thousands except EPS)	Previously Reported	Restated	Previously Reported	Restated

Statements of Income:
Taxes on income	$15,127	$13,182	$14,881	$12,743
Operating income	32,307	34,252	32,175	34,313
Net income	18,086	20,031	17,685	19,823
Basic earnings per share	$1.28	$1.42	$176,850	$198,230
Diluted earnings per share	$1.28	$1.42	N/A	N/A

Results of Operations

Years Ended December 31, 2002 and 2001

Basic earnings per common share in 2002 decreased by 5% to $1.34 as compared to $1.41 per common share for the comparable period of 2001. The decreases in the recorded results primarily reflect the lack of timely approval of revenue increases by the CPUC, and the impact of the removal of balancing account treatment for supply costs enacted by the CPUC in November 2001. Partially offsetting these items was the reversal of a reserve established in 2001 for potentially unrecoverable purchased power costs and various other reasons as discussed below. For the year ended December 31, 2002, fully diluted earnings were $1.34 per common share as compared to $1.41 per common share for the comparable period of 2001. Earnings per common share reflect the 3-to-2 stock split of common shares completed on June 7, 2002 for both periods.

Water operating revenues increased by 3.1% in 2002 to $187.1 million from the $181.5 million reported in 2001 due to an increase of 3.3% in consumption. There were no significant water rate increases effective during 2002. Differences in temperature and rainfall in Registrant’s service areas will impact sales of water to customers and may cause fluctuations in Registrant’s revenues and earnings between comparative periods. For more information, see the section entitled “Water Supply” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Electric revenues increased by 39.2% to $21.3 million in 2002 as compared to $15.3 million in 2001. The increases reflected (i) a rate increase of 12.5% effective May 24, 2001 and an additional 14.8% increase effective August 23, 2001 authorized by the CPUC to recover previously under-collected energy costs, (ii) rate increases to cover purchased power costs under various power supply agreements, and (iii) an increase of 3.9% in kilowatt-hour consumption, primarily due to heavier use of snow making machines at ski resorts in the area in the fourth quarter of 2002. For further information, see the section entitled “Electric Energy Situation in California” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Registrant relies upon rate increases for water and electric services approved by regulatory bodies in California and Arizona in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted. For more information, see the section entitled “Regulatory Matters” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Purchased water costs in 2002 increased by 14.1% to $42.9 million as compared to $37.6 million in 2001, reflecting an increase in purchased water volume resulting from (i) higher water consumption, (ii) additional purchased water necessary in 2002 to replace pumped water supply lost due to wells being removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Orange County and San Dimas customer service areas, (iii) refunds received from SCW’s wholesale water suppliers during 2001 of approximately $777,000 for which there was no counterpart in 2002, and (iv) costs of approximately $1.3 million, incurred most significantly in connection with the trucking of water, in SCW’s Wrightwood customer service area due to a sudden and unexplained drop in groundwater level in the area during the early part of the third quarter of 2002.

Registrant has had to take a number of wells out of service from time-to-time due to various causes, including contamination by third parties. Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase actual supply-related costs relative to the supply-related costs approved for recovery through rates, thereby impacting earnings either negatively or positively. Registrant has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. Registrant believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. However, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination. For more information, see the sections entitled “Regulatory Matters,” “Environmental Matters” and “Water Supply” in Part II, Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Costs of power purchased for pumping increased by 10.4% to $10.6 million in 2002 as compared to $9.6 million recorded in 2001, due to the rate increases implemented in 2001 by SCW’s energy suppliers, in particular Southern California Edison Company and Pacific Gas and Electric Company. In 2001, the CPUC approved a portion of SCW’s advice letters to increase revenues by approximately $1.4 million annually to recover the costs of purchased power for certain of its water ratemaking districts. A credit of $440,000 recorded in the fourth quarter of 2001 for the sale of groundwater in the Chino Basin also impacted the comparison. There was no such sale in 2002. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Costs of power purchased for resale to customers in SCW’s Bear Valley Electric division in 2002 decreased by 7.1% to $18.3 million from the $19.7 million recorded in 2001 due primarily to lower power costs in the first quarter of 2002 under SCW’s power supply agreements to cover peak winter demand as compared to the costs for energy purchased on the spot market in the same period of 2001. Offsetting the decrease were (i) an unrealized loss of $2.5 million recorded for SCW’s power purchase agreements effective November 2002 with Pinnacle West Capital Corporation (PWCC), which qualify as derivative instruments under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and (ii) a one-time sale of energy on the spot market that generated a $644,000 gain in April 2001. The gain is the subject of a complaint filed at the Federal Energy Regulatory Commission by Mirant Americas Energy Marketing LP (Mirant) where Mirant, the purchaser of the energy, is seeking to be refunded all or a portion of the gain. The sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements. For further information, see the sections entitled “Electric Energy Situation in California” included in Part II, Item 7 and “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A in Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as Note 1 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

Groundwater production assessments increased by 8.8% to $7.4 million in 2002 from $6.8 million in 2001. The increase reflects (i) an increase in well production and higher assessments levied against production for the water year 2002/2003 as compared with the previous year in SCW’s Metropolitan customer service area, and (ii) increased pumped costs in SCW’s Orange County customer service area due to an in-lieu program implemented by the Metropolitan Water District of Southern California (MWD) to help preserve groundwater levels in the area, which allows SCW to purchase treated water from MWD essentially at SCW’s groundwater pumping costs. The increases were partially offset by revenues from leases of unused water rights to third parties in SCW’s Barstow customer service area in 2002.

A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. The negative entries for 2001 and 2002 primarily reflect untimely-recovery of electric power costs discussed previously. At December 31, 2002, SCW had a combined net under-collected position of $27.5 million in both its water and electric balancing accounts, primarily due to the increases in energy costs. For further information, see the sections entitled “Accounting for Supply Costs”, “Regulatory Matters” and “Electric Energy Situation in California” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Other operating expenses decreased slightly in 2002 to $17.0 million as compared with $17.2 million in 2001 due primarily to (i) a refund for a sewer service overpayment, (ii) reimbursement received during 2002 from the settling parties for expenses incurred in the San Gabriel basin to meet water quality standards for which there was no counterpart in 2001, and (iii) a decrease in the accrual for bad debt, net of increased water treatment costs, chemical costs and higher labor costs.

Administrative and general expenses decreased by 14.5% in 2002 to $30.0 million from $35.1 million recorded in 2001 reflecting reversal of the remaining reserve of $6.5 million for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area. The reserves were established in 2001 to offset future impacts to earnings for the difference between authorized rates and SCW’s actual electric power costs under its agreement with Mirant Americas Energy Marketing, LP. SCW charged off $1.7 million against this reserve in 2002. The agreements SCW entered into with PWCC in September 2002 enable it to purchase power at a cost lower than that authorized by the CPUC, thereby removing the need for the reserve. The decrease was partially offset by increased reserves for self-insured worker’s compensation liabilities, higher labor and benefits related costs, and increased outside service expenses. Registrant anticipates that administrative and general costs will continue to increase reflecting, among other things, normal wage increases, increased costs for health, property and casualty insurance premiums, employee benefit programs, additional administrative and staff personnel, and costs associated with pursuit of additional business lines not subject to regulation. Registrant believes that prudent administrative expenses incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 11 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

Depreciation expense in 2002 increased by 2.0% to $18.3 million reflecting, among other things, the effects of recording approximately $38.0 million in utility plant additions during 2001, depreciation on which began in January 2002. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory bodies will be recovered through water and electric rates. For more information, see the section entitled “Construction Program” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation. The comparison was also impacted by the elimination, effective January 1, 2002, of amortization of the goodwill recorded in AWR’s acquisition of CCWC. During 2001, amortization of this goodwill was $331,073. Pursuant to Financial and Accounting Standards Board No. 142, AWR has determined that this goodwill was not impaired at January 1, 2002 and January 1, 2003. For further information, see Note 1 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

As compared to 2001, maintenance expense increased by 13.9% to $9.8 million due principally to the termination of SCW’s Cash Preservation Program (“CPP”) in August 2002 following the CPUC’s approval of rate increases permitting SCW to begin recovery of power costs incurred during the energy crisis of 2000-2001 to serve customers of its Bear Valley Electric division. The CPP was initially implemented in 2001 to control costs and temporarily limit capital and maintenance expenditures principally to those projects that were believed necessary to meet public safety and health requirements or otherwise provide for continued service. The CPP impacted both the electric and water businesses of SCW. For further information, see the sections entitled “Electric Energy Situation in California” and “Regulatory Matters” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. In addition to maintenance routinely performed on Registrant’s facilities at its regulated subsidiaries, maintenance expense can be impacted by water main breaks or other incidents related to older infrastructure. Registrant’s construction program is in part designed to minimize the impact the aging infrastructure has on maintenance costs. For more information, see the section entitled “Construction Program” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Taxes on income decreased by 9.9% to $12.9 million in 2002 as compared to $14.4 million in 2001 due to an approximate 9.5% decrease in pre-tax operating income. Registrant estimates its taxes payable and exposure based on a variety of factors and judgments applied by management and reviewed by Registrant’s tax advisor. During 2002, Registrant determined that current taxes payable and deferred tax payable had been overstated cumulatively by $4.7 million. This determination was based on a reconciliation of the balance in the account to amounts payable to Registrant’s taxing jurisdictions, made in conjunction with the results of an analysis of Registrant’s deferred tax for a period of 20 years. Registrant further determined that the amount of the overstatement arose in prior years and that prior years’ financial statements should be restated to reduce taxes payable and the related current tax expense to reflect amounts currently due. For more information, see the section entitled “Introduction” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 2 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

Property and other tax expense increased slightly by 1.7% in 2002 to $7.7 million reflecting principally increased property taxes due to higher property valuation assessments, and higher payroll taxes based on increased labor costs.

As compared to 2001, the change in other income reflects (i) the sale of a parcel of non-operating property in SCW’s Metropolitan customer service area in the first quarter of 2002 for which there was no equivalent sale in 2001, (ii) recording certain non-regulated expenses to administrative and general expenses of ASUS, a non-regulated subsidiary, and (iii) the write-off of expenses associated with the termination of the acquisition of Peerless Water Co. in the fourth quarter of 2001.

Interest expense increased by 12.7% in 2002 to $17.7 million as compared to $15.7 million recorded in 2001 due to the issuance of $50 million in long-term debt by SCW in December 2001, partially offset by a reduction in short-term borrowing costs. Registrant anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program and to the likelihood that interest rates will increase at some future point. Registrant believes that costs associated with capital used to fund construction at its regulated subsidiaries will be recovered in water and electric rates charged to customers. For more information, see the section entitled “Liquidity and Capital Resources” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Years Ended December 31, 2001 and 2000

Basic earnings per common share in 2001 decreased slightly by 0.7% to $1.41 as compared to $1.42 per common share for the comparable period of 2000. The decrease in the recorded results primarily reflects the booking of a reserve for unrecoverable purchased power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area. The decrease was offset by various rate increases authorized by the CPUC for SCW, additional revenues generated by CCWC since the acquisition in October 2000, improvement in operating margins and, to some extent, SCW’s cash preservation plan which was terminated in August 2002. For the year ended December 31, 2001, fully diluted earnings were $1.41 per common share as compared to $1.42 per common share for the comparable period of 2000. For further information, see the section entitled “Liquidity and Capital Resources” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. Earnings per common share have been adjusted by the 3-to-2 stock split of common shares completed on June 7, 2002.

Water operating revenues increased by 7.5% in 2001 to $181.5 million from the $168.8 million reported in 2000 due to increases in water rates authorized by the CPUC, and an additional $5 million in revenues generated by CCWC. New rates, representing an annualized increase of $3.1 million, in the customer service areas that comprise SCW’s Region I were implemented during 2001. Rate increases, representing an annualized increase of $2.9 million, for SCW’s Region II and rate increases for SCW’s Region III, representing an annualized increase of $3.9 million, were also implemented at various times during 2001. The additional revenues generated by rate increases were partially offset by a 3.4% reduction in water sales throughout most of SCW’s customer service areas in 2001 due to relatively mild weather. For further information, see the section entitled “Regulatory Matters” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Electric revenues increased by 6.3% to $15.3 million in 2001 as compared to $14.4 million in 2000. The increases reflected a rate increase of 12.5% effective May 24, 2001 and an additional 14.8% increase effective August 23, 2001 authorized by the CPUC to recover previously under-collected energy costs. The increases were partially offset by a decrease of 5.3% in kilowatt-hour consumption, primarily due to heavier winter snows experienced in SCW’s service area in 2001, which decreased the use of snow making machines at ski resorts in the area. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Purchased water costs in 2001 decreased by 9.6% to $37.6 million as compared to $41.6 million in 2000 reflecting a decrease in purchased water volume resulting from both lower sales and less purchased water in SCW’s supply mix due to additional well production capability coming on-line during the year as well as refunds received from Registrant’s wholesale water suppliers during 2001 of approximately $770,000. There was no similar refund in 2000. Purchased water expense at CCWC was approximately $497,000 in 2001.

Costs of power purchased for pumping increased by 27.7% to $9.6 million in 2001 as compared to $7.5 million recorded in 2000, due to the rate increases implemented by SCW’s energy suppliers pursuant to CPUC decisions, and increased pumped water in SCW’s supply mix. In 2001, the CPUC approved SCW’s Advice Letters to increase revenues by approximately $1.4 million annually to recover the costs of purchased power for its water ratemaking districts. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. During 2001, CCWC incurred approximately $423,000 in power costs used for pumping.

Costs of power purchased for resale to customers in SCW’s Bear Valley Electric division in 2001 increased by 84.1% to $19.7 million from the $10.7 million recorded in 2000 due primarily to significant increases in wholesale market prices for energy in the State of California. The increase was partially offset by a one-time sale of energy on the spot market that resulted in a $644,000 pre-tax gain in April 2001. The sale of excess energy on the spot market resulted from a one-month overlap of energy purchase agreements. For further information, see the sections entitled “Liquidity and Capital Resources”, “Regulatory Matters” and “Electric Energy Situation in California” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Groundwater production assessments decreased by 9.3% to $6.8 million in 2001 from $7.5 million in 2000. The decrease occurred principally in SCW’s San Gabriel and San Dimas customer service areas due to reduced pumped water volume in their supply mix and lower administrative assessments levied against production for the water year 2001 as compared with 2000.

A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. The negative entries for 2001 primarily reflect untimely recovery of electric power costs discussed previously. At December 31, 2001, SCW had a net under-collected position of $25.8 million in both its water and electric balancing accounts primarily due to the increases in energy costs. For further information, see the sections entitled “Accounting for Supply Costs”, “Liquidity and Capital Resources”, “Regulatory Matters” and “Electric Energy Situation in California” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Other operating expenses increased by 3.0% in 2001 to $17.2 million as compared with $16.7 million in 2000 due primarily to operating expenses at CCWC, offset by the effects of the cash preservation plan at SCW that reduced or deferred a number of operating projects.

Administrative and general expenses increased by 34.5% to $35.1 million in 2001 from $26.1 million recorded in 2000 reflecting (i) reserves of $7.9 million established for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area, (ii) increased reserves for self-insured worker’s compensation liabilities, and (iii) additional costs from CCWC. The reserves were established to offset future impacts to earnings in the event that SCW was unable to fully recover all of its purchased power costs through rates. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 11 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

Depreciation expense in 2001 increased by 17.6% to $18.0 million reflecting, among other things, the effects of recording approximately $40.1 million in net plant additions at SCW during 2000, depreciation on which began in January 2001, and additional depreciation associated with CCWC’s plant. In addition, amortization of goodwill, which represents the difference between the purchase price of the common equity of CCWC and CCWC’s book equity at the time of closing, began in October 2000. Amortization of this goodwill was $331,073 in 2001.

As compared to 2000, maintenance expense decreased by 16.5% to $8.6 million due primarily to the implementation of SCW’s cash preservation plan in April 2001. The cash preservation plan impacted both the electric and water businesses of SCW. Management estimates that the cash preservation plan, through deferral of capital projects alone, reduced cash expenditures in 2001 by approximately $20 million.

Taxes on income increased slightly by 9% to $14.4 million in 2001 as compared to $13.2 million in 2000 due primarily to an increase of 9.1% in pre-tax operating income. For more information, see the section entitled “Introduction” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 2 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

Property and other tax expense increased by 7.0% in 2001 to $7.6 million reflecting principally increased property taxes due to higher property valuation assessments, and additional property and payroll taxes at CCWC.

The loss recorded in other income for 2001 was due principally to the write-off of expenses associated with the termination of the acquisition of Peerless Water Co. The loss also reflects the effects of recording amortization and interest expenses, starting January 2000, on SCW’s 500 acre-foot entitlement in the State Water Project (SWP). During the fourth quarter of 2001, SCW signed an agreement with a property developer requiring an assured water supply to complete construction of a development. Under the terms of this Agreement, the developer will reimburse SCW for the costs related to 350 acre-feet of SCW’s 500 acre-foot SWP entitlement.

Interest expense increased by 11.3% in 2001 to $15.7 million as compared to $14.1 million recorded in 2000 due to (i) short-term borrowing to fund capital expenditures, (ii) the issuance of $20 million in long-term debt by SCW in January 2001, (iii) the issuance of $50 million in long-term debt by SCW in December 2001, and (iv) the inclusion of long-term debt at CCWC in AWR’s financial results.

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

On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account. The over- or under-collection of water supply costs are recorded in this memorandum account in a manner similar to the balancing account. However, the CPUC has not issued a final decision regarding the mechanism for recovery of costs recorded in the newly established memorandum account. SCW’s recovery of deferred water supply costs for providing water service may be reduced if SCW is earning more than its authorized rate of return on a weather normalized basis. The income statements of SCW will no longer include entries reflecting differences between authorized water supply unit costs included in rates and actual water supply costs. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings. SCW’s basic earnings per share for the twelve months ended December 31, 2002 were $0.16 less than they would have been if the November 2001 CPUC order had not been issued. SCW anticipates recovering the under-collection tracked in the water supply cost memorandum account as part of Region III rate case application filing submitted in October 2002. SCW may not, however, be able to fully recover the under-collection of supply costs if it is earning a rate of return in excess of that allowed.

SCW had a net under-collection position of $2.6 million recorded in its water supply balancing account at December 31, 2002 related to pre-November 29, 2001 activities. Of these amounts, recovery of approximately $0.3 million is currently included in rates. On December 17, 2002, the CPUC issued an order authorizing water utilities, including SCW, to file advice letters, within 90 days, requesting recovery of the balancing accounts prior to November 29, 2001. SCW filed such advice letters for the unrecovered balance of $2.3 million on March 17, 2003.

Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $24.9 million at December 31, 2002. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour for a period of up to ten years to enable SCW to recover this under-collection. SCW sold 131,826,000 and 126,911,000 kilowatt hours of electricity to its Bear Valley Electric division customers in 2002 and 2001, respectively, and anticipates that electricity sales during the ten year period will be sufficient to enable SCW to recover the amount of this under-collection during this ten year period. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies

Critical accounting policies are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. The following are examples of accounting policies that are critical to the financial statements of AWR. For more information regarding the significant accounting policies of Registrant, see Note 1 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

Accounting for Rate Regulation

•          Management believes that regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When either SCW or CCWC file for adjustments to rates, capital assets, operating costs and other matters are subject to review, and disallowances could occur. Regulatory disallowances in the past have not been frequent but have on occasion significantly impacted AWR’s results of operations.

•          The utility subsidiaries, SCW and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. If rate recovery is no longer probable, Registrant is required to write off the related regulatory asset.

•          Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of SCW and CCWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A change in the regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, could have a material impact on the financial position and results of operations of Registrant.

•          Depreciation is computed at composite rates, based on depreciable plant at the beginning of each year, considered sufficient to amortize costs over the estimated remaining lives of assets. Depreciation studies are performed periodically and prospective changes in rates are estimated to make up for past differences. These studies are reviewed and approved by either the CPUC or the ACC. Changes in estimates of depreciable lives or changes in depreciation rates mandated by regulations could impact results of operations of Registrant in periods subsequent to the change. Depreciation is computed on the straight-line, remaining-life basis,

•          As prescribed by the CPUC under its Uniform System of Accounts for Water Utilities, SCW is allowed to capitalize a portion of general costs such as engineering, supervision, general office salaries and expenses, legal expenses, insurance, injuries and damages, pensions and benefits, and taxes, as overhead construction costs included in SCW’s Utility Plant. All overhead construction costs are charged to jobs on the basis of the amounts of such overhead expenses reasonably applicable thereto, so that each job bears its equitable proportion of such costs and its direct costs.

Accounting for Derivative Instruments

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. SCW is a party to various block-forward purchase power contracts. Certain of these contracts qualify as an exception provided under the SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts that do not qualify for the normal purchases and normal sales exception have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings. On a quarterly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of the quarter. As these contracts are settled, the realized gains or losses will be recorded and the unrealized loss will be reversed. The net pre-tax unrealized loss recorded as a component of Purchased Power for Resale for the year ended December 31, 2002 was approximately $2.5 million.

Accounting for Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires businesses to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant adopted SFAS No. 143 on January 1, 2003, as required. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be disposed of at removal. As such, the regulated subsidiaries of Registrant incur asset retirement obligations. Retirement cost has historically been recovered through rates at the time of retirement. As a result, the cumulative effect upon adoption was reflected as a regulatory asset or liability. Accordingly, Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet. Upon adoption on January 1, 2003, Registrant recorded an asset retirement obligation of $13.2 million at its net present value of $2.7 million, increased depreciable assets by $0.4 million for asset retirement costs, increased regulatory assets by $2.5 million and increased accumulated depreciation by $0.2 million. Amounts recorded under SFAS 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future.

Accounting for Pension and Other Postretirement Benefits

Registrant records plan assets, obligations and expenses related to its pension and other postretirement benefit plans based on actuarial valuations. Key assumptions in these valuations include discount rates, expected returns on plan assets, compensation increases and health care cost trend rates. Registrant believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience, market conditions and from the advice of plan actuary. Registrant discounted its future pension and other postretirement plan obligations using a rate of 6.75% at December 31, 2002 as compared to 7.25% at December 31, 2001. Both pension liability and future pension expense increase as the discount rate is reduced. At December 31, 2002, Registrant assumed that its plans’ assets would generate a long-term rate of return of 7%, except for the non-union postretirement medical plan which used 4.2%, as compared to 8% assumed at December 31, 2001. Pension expense increases as the expected rate of return on plan assets decreases. In recognition of increases in health care costs, Registrant increased the medical trend rate to 12% for pre-65 aged retirees and 14% for post-65 aged retirees at December 31, 2002, as compared to 8.5% used at December 31, 2001. An increase in assumed health care cost trend rates would increase the postretirement benefit obligation as well.

Unbilled Revenues

SCW and CCWC record water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of each accounting period. By using the billed revenues based on the last meter reading and billed customer numbers, an average amount billed per customer is used to estimate the unbilled revenues for estimated average remaining days to the end of the reporting period. Unbilled revenues are recorded for both monthly and bi-monthly customers.

Liquidity and Capital Resources

AWR

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. As of December 31, 2002, approximately $31.1 million remained for issuance under this Registration Statement.

During 2001, AWR maintained a $25 million credit facility, $20 million of which was outstanding at December 31, 2001. This credit facility expired on January 2, 2002. In June 2002, AWR established a $75 million revolving credit facility which matures in June 2005. Up to $15 million of this facility may be used for letters of credit. As of December 31, 2002, an aggregate of $35 million in cash borrowing was outstanding. Approximately $8 million of letters of credit were outstanding under this facility.

On April 19, 2002, AWR completed the redemption of all of its outstanding 4%, 4¼% and 5% series of preferred shares.

SCW

SCW funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding Common Shares through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting SCW’s ability to recover these supply costs, and timing of rate relief. For further information, see the sections entitled “Risk Factors” and “Electric Energy Situation in California” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

SCW also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. In January 2001, SCW issued $20 million of long-term debt in a public offering with the proceeds used to reduce bank borrowings. On March 30, 2001, AWR made an additional $25 million equity investment in SCW. On November 14, 2001, SCW filed a Registration Statement with the SEC for issuance, from time to time, of up to $100 million in debt securities. In December 2001, SCW issued $50 million of long-term debt under this Registration Statement that initially reduced bank borrowings incurred to fund capital expenditures and purchased power costs.

CCWC

CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal sources. CCWC also relies on external sources, including long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

ASUS

ASUS funds its operating expenses primarily through contractual management fees and investments by or loans from AWR.

Contractual Obligations and Other Commitments

In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual principal payments are generally made from cash flow from operations. In the case of the $12,500,000 in notes due October 2003, SCW intends to refinance this obligation through issuance of notes in the public or private markets.

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2002. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

($ in thousands)	Payments/Commitments Due by Period (1)

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Notes/Debentures(2)	$185,600	$12,500	—	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	19,453	91	194	218	18,950
Other Debt Instruments(5)	2,452	188	404	453	1,407
Purchased Power Contracts(6)	71,893	11,973	23,973	23,947	12,000
Operating leases (7)	6,831	1,794	3,257	1,501	279
Other Commitments (8)	77,262	—	—	—	—
Chaparral City Water Company (9)	8,889	526	1,158	620	6,585
TOTAL	$400,380	$27,072	$28,986	$26,739	$240,321

______________

   (1)    Excludes interest, dividends, commitment, and facility fees.

   (2)    The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material, or cross default provisions.

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

   (4)    Consists of obligations under a loan agreement supporting $8 million in debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $5.5 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project (SWP). Except as described in paragraph (6) below, these obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, SCW has entered into agreements with various developers for 422 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

   (5)    Consists of $1.5 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.6 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.4 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

   (6)    Consists of $71.9 million purchased power contracts with Pinnacle West Capital Corporation from November 2002 to December 2008.

   (7)    Reflects Registrant’s future minimum payments under non-cancelable operating leases.

   (8)    Other commitments of Registrant consist of (i) $75 million syndicated revolving credit facility, expiring in June 2005, (ii) a $966,534 irrevocable letter of credit, which is reviewed at the end of each year for adjustment, for its self-insured workers compensation plan, (iii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iv) an irrevocable letter of credit in the amount of $400,000 that expires on October 2003 for the deductible in Registrant’s business automobile insurance policy (v) an irrevocable letter of credit that expires March 31, 2005 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power; the amount of the credit is $585,000 for the months from November to March, and $270,000 to cover the months from April to October, and (vi) outstanding performance bonds of $14,290 to secure performance under franchise agreements with governmental agencies. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, deposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+.

   (9)    Consists of $7.9 million of obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $1.0 million repayment obligation to the United States Bureau of Reclamation. The loan agreement contains provisions that establishes a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau of Reclamation obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions.

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

Electric Energy Situation in California

Background Information

On January 17, 2001, the Governor of the State of California proclaimed a state of emergency in California due to shortages of electricity available to certain of California’s utilities (resulting in blackouts), the unanticipated and dramatic increases in electricity prices and the insufficiency of electricity available from certain of California’s utilities to prevent disruption of electric service in California. The Federal Energy Regulatory Commission (“FERC”) also implemented a number of changes to the tariff for the California Independent Operator System (“Cal ISO”) beginning in December 15, 2000 in an attempt to stabilize the market. The reasons for the high cost of energy are under investigation but are reported to include, among other things, limited supply caused by a lack of investment in new power plants to meet growth in demand, planned and unplanned outages of power plants, decreased availability of hydroelectric power from the Pacific Northwest due to lower than usual precipitation and higher demand for electricity in the region, transmission line constraints, increased prices for natural gas, the fuel used in many of the power plants serving the region, a dysfunctional power market and market manipulation through the withholding of generation and a variety of “gaming” strategies.

As of December 31, 2002, SCW had accrued $24.9 million in under-collected power costs that SCW mostly incurred during the energy crisis in connection with providing service to its Bear Valley Electric customers. In addition, SCW established $7.9 million in reserves in 2001 for potential non-recovery of these power costs. In 2002, SCW charged $1.7 million against the reserves due to its inability to recover all of its costs associated with entering into a long-term power contract with Mirant Americas Energy Marketing, LP (Mirant) in March 2001, and reversed the balance due to various new contracts entered into with Pinnacle West Capital Corporation (PWCC) in September 2002 as discussed below.

On July 17, 2002, the FERC extended and modified the mitigation measures that were set to expire on September 30, 2002, citing delays in construction of new generation resources in California and throughout the West, delays in adopting a new market design and market rules by the Cal ISO, transmission line constraints, constraints on natural gas pipeline capacity and continuing dysfunctions in the California power market. It remains unclear how long the FERC will leave its mitigation measures in place. The premature termination of such mitigation measures could result in a substantial increase in spot market prices and the prices of long-term contracts for power and capacity. In addition, FERC is considering a number of market reforms, some of which could materially increase SCW’s costs for power.

Power Supply Arrangements at SCW’s Bear Valley Electric Service Area

All electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. In May 2000, SCW entered into a one-year, block forward purchase contract with Dynegy Power Marketing, Inc. (DYPM) for 12 MWs of electric energy at a price of $35.50 per MWh. This contract expired April 30, 2001. Under the terms of contracts with DYPM that expired on April 30, 2002, DYPM provided electric energy to SCW, acted as scheduling coordinator and provided other ancillary services. Various disputes arose between the parties regarding the services provided by DYPM and the amounts charged by DYPM. As a result of these disputes, SCW withheld payment from DYPM of certain amounts invoiced by DYPM. On November 1, 2002, DYPM accepted a payment of $3.5 million from SCW as payment in full for the disputed amounts.

SCW entered into a five-year nine-month, block forward purchase contract with Mirant for 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. On December 20, 2001, SCW filed a complaint with FERC seeking to reduce the amount charged by Mirant under the terms of this contract to a just and reasonable price. A hearing was conducted on this matter in October 2002. On December 19, 2002, the administrative law judge issued an initial decision denying SCW’s request to reduce the charges under the contract. SCW has appealed the initial decision which results in the complaint being reviewed by the full Commission. SCW anticipates that it is unlikely that FERC will grant its request to reduce these charges.

In June 2001, SCW executed an agreement with PWCC for an additional 8 MWs of electric energy to meet peak winter demands. The contract provided for pricing of $75 per MWh from November 1, 2001 to March

31, 2002, $48 per MWh from November 1, 2002 to March 31, 2003, and $36 per MWh from November 1, 2003 to March 31, 2004.

In September 2002, SCW entered into a series of purchased power contracts with PWCC. Under the agreements, SCW will sell 15 MWs to PWCC of electric energy at a price of $95 per MWh beginning November 1, 2002 through December 31, 2006, and the 8 MWs of electric energy covered under the energy purchase agreement with PWCC discussed previously. In return, PWCC will supply SCW’s BVE customer service area with 15 MWs of electric energy at a price of $74.65 per MWh beginning November 1, 2002 through December 31, 2008, and an additional 8 MWs at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 period through March 31, 2008, and for the period November 1, 2008 through December 31, 2008. These contracts do not qualify for the normal purchases and normal sales exception, under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and have been recognized at fair market value on the balance sheet as a liability at December 31, 2002 and an unrealized loss of $2.5 million against earnings.

The average minimum load at SCW’s Bear Valley Electric customer service area has been approximately 14 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, SCW buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased including the transactions in the spot market was approximately $95.38 per MWh for 2002. SCW’s average energy cost can be impacted by pricing fluctuation at the spot market.

SCW is a party to the FERC proceedings in which refunds are being sought on purchases of power in the spot market in California from October 2, 2000 through June 2001. It is anticipated that a decision will be issued by FERC by the end of the second quarter of 2003. SCW was not a direct participant in the spot market. As a result, SCW has not yet been able to determine what, if any effect this decision will have on SCW.

Transmission Constraints

Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power. On December 27, 2000, SCW filed a lawsuit against Edison for breach of contract as a result of delays in upgrading these transmission facilities as well as for violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. As a result of the delays and the pending litigation, it is highly unlikely that the transmission upgrade will occur. Therefore, SCW is considering the construction of a natural gas-fueled 8.4 MW generation facility to be owned by SCW as a means of meeting these increasing demands for energy. A Certificate of Public Convenience and Necessity was filed on March 28, 2002 seeking the CPUC’s authorization for construction of the generation facility. If approved, it will result in the need to file for further increases in electric energy prices for customers of SCW’s Bear Valley Electric customer service area. For more information, see the section entitled “Regulatory Matters-Pending Rate Changes” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Construction Program

SCW maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW’s Board of Directors has approved anticipated net capital expenditures of approximately $81.6 million for 2003 principally reflecting the 2003 infrastructure replacement program in SCW’s Metropolitan customer service area, a water treatment plant upgrade, water supply related projects, and security related costs. However, approved capital expenditures may be limited pending CPUC approval of SCW’s general rate case filings. For further information, see the section entitled “Regulatory Matters-Pending Rate Changes” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

CCWC’s Board of Directors has approved a net capital budget of $3.0 million for 2003 primarily reflecting improvement and upgrade of a water treatment plant. AWR and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments.

Neither SCW nor CCWC has material capital expenditures for specific environmental control facilities or measures.

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

For rate-making purposes, the 22 customer service areas of SCW are grouped into 9 water districts and 1 electric district. Water rates vary among the 9 water ratemaking districts due to differences in operating conditions and costs. SCW monitors operations on a regional basis in each of these districts so that applications for rate changes may be filed, when warranted. Under the CPUC’s practices, rates may be increased by three methods: (i) general rate case increases (GRC’s), (ii) offsets for certain expense increases including but not limited to supply cost offset and balancing account amortization, and (iii) advice letter filings related to certain plant additions and other operating cost increases. GRC’s are typically for three-year periods, which include step increases for the second and third year. Rates are based on a forecast of expenses and capital costs. GRC’s have a typical regulatory lag of one year. Offset rate increases and advice letter filings typically have a two to four month regulatory lag. In addition, recovery of water supply costs incurred after November 29, 2001 will be considered as part of GRC’s.

Changes in Rates

The following table lists information on estimated annual rate changes for SCW as approved by the CPUC during 2002, 2001 and 2000.

($ in 000's) Year	Supply Cost Offset	Balancing Account Amortization	General and Step Increases	Advice Letters	Total

2002	—	$(1,926)	$322	$6,029	4,425
2001	1,364	4,422	6,943	595	13,324
2000	—	(1,474)	6,973	1,040	6,539

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

On January 16, 2003, the CPUC approved rate increases of approximately $2.7 million annually, effective January 22, 2003, in SCW’s Metropolitan district to recover costs associated with an increase in Region II rate base due to SCW’s 2002 infrastructure replacement program and, additionally, to recover general increases in operating expenses. On January 31, 2003, the CPUC also approved SCW’s Advice Letter filed for the 2003 infrastructure replacement program with rate increases of $3.5 million annually effective February 4, 2003.

In March 2001, the CPUC approved SCW’s Advice Letters to recover increased costs of purchased power by $761,351 incurred to pump water for its water customers included in base water rates for each of its ratemaking districts. In April 2001, SCW filed additional Advice Letters by ratemaking areas to increase water rates by approximately $2.3 million company-wide to recover additional electric base rate increases, authorized by the CPUC for the Southern California Edison Company and the Pacific Gas and Electric Company. The CPUC approved in the fourth quarter of 2001 increases of approximately $672,900 in base water rates. For further information, see the section “Electric Energy Situation in California” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. The remaining Advice Letters filed by SCW to recover increased power costs used for pumping were rejected by the CPUC due to the change in procedures for collections of water supply costs on November 29, 2001. See the section entitled “Accounting for Supply Costs” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

As of December 31, 2002, SCW had accrued approximately $24.9 million in under-collected purchased power costs included in the electric balancing account. In 2001, the CPUC approved two Advice Letters which allow SCW to collect $11.1 million in aggregate over five years, equivalent to 2.2¢ per kilowatt hour, for recovery of its under-collection in the electric balancing account.

On August 17, 2001, SCW filed an application with the CPUC seeking recovery of an average cost of $87 per megawatt hour (MWh) for electric energy purchased pursuant to power purchase contracts with Mirant Americas Energy Marketing, LP and Pinnacle West Capital Corporation (PWCC). On July 17, 2002, CPUC approved a settlement agreement reached among SCW, all intervening parties and the Office of Ratepayer Advocates (ORA). The authorization permits SCW to recover $77 per MWh of purchased power costs through rates. SCW is allowed to include its actual purchased power costs up to an average annual weighted cost of $77 per MWh each year, through August 2011, for 10 years in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential would offset amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW would not be able to include these amounts in its balancing account and such amounts would be expensed against income.

The CPUC settlement also extended the previously approved surcharges of 2.2¢ per kilowatt hour for an additional five years through August of 2011 to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account. SCW anticipates that electricity sales will be sufficient to enable SCW to fully recover the under-collection in its balancing account during this ten year period.

SCW previously established approximately $8.2 million in reserves against potential non-recovery of electric power costs. In 2002, $1.7 million was written off against the reserve based on the settlement with the CPUC as previously discussed. In September 2002, SCW entered into various agreements with PWCC, which enable SCW to purchase energy at a lower cost. As a result, the remaining reserve of $6.5 million was reversed into income in 2002.

The settlement requires SCW to pursue its complaint filed with FERC in which SCW has requested FERC to reduce the prices in its power purchase contract with Mirant to a just and reasonable price. If FERC rules a price reduction, SCW is required, based on the settlement, to file an Advice Letter to notify the CPUC within 30 days of the ruling. On December 19, 2002, the Administrative Law Judge issued an initial decision denying SCW’s request to reduce the charges under the contract. SCW has appealed the initial decision which results in the complaint being reviewed by all member commissions at the FERC. SCW anticipates that it is unlikely that FERC will grant its request to reduce these charges. See the section entitled “Electric Energy Situation in California” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Pending Rate Changes

On March 28, 2002, SCW filed for a Certificate of Public Convenience and Necessity (CPCN) seeking the CPUC’s authorization to construct an 8.4 MW natural gas-fueled generation facility on a portion of its property in the City of Big Bear Lake. The capital cost of the generating facility is estimated to be approximately $13 million, which, if approved by the CPUC, will authorize construction and enable SCW to file a rate application subsequently, to generate an annual revenue increase of about $2.4 million. The rate application will be subject to additional review by the CPUC.

In October 2002, SCW filed an Application to increase water rates in the customer service areas that comprise Region III. SCW also filed a concurrent application requesting a rate increase applicable to SCW’s entire customer base to recover costs associated with the general office functions of SCW. With a proposed return on equity of 12.45%, the new water rates in these filings, if fully approved by the CPUC, would generate an initial annual increase in revenues of approximately $19.8 million for the Region III customer service areas, and $6.0 million for all the other customer service areas of SCW. A final decision on these applications is not anticipated until the third quarter of 2003.

On January 31, 2003, SCW also filed Notices of Intent to the CPUC to increase water rates in the customer service areas that comprise its Region I and Region II. New rates, if approved by the CPUC, are not anticipated until the second quarter of 2004. As part of the Region I filing, SCW requested amortization of the balance of costs included in the Aerojet litigation memorandum account. For more information, see the section entitled “Other Water Quality Litigations” included in Part I, Item 3 in Legal Proceedings.

In 1993, the CPUC disallowed $1.6 million of costs incurred in construction of a water treatment facility in SCW’s Clearlake customer service area and Registrant wrote off the disallowed amount at that time. Based on new water quality standards, in 2000, SCW re-applied to the CPUC for inclusion of the disallowed amount in rate base. A draft decision issued on March 30, 2001 by the CPUC would have allowed SCW to include $500,000 of the $1.6 million in the regulated rate base. An alternate draft decision issued by one of the CPUC Commissioners proposed to deny the relief sought by SCW in its application. An Administrative Law Judge subsequently reopened the proceeding in August 2001 requiring additional information. A final order is anticipated during 2003.

Other Regulatory Matters

On November 29, 2001, the CPUC adopted an Order Instituting Rulemaking (OIR) to (i) evaluate existing practices and policies, (ii) determine whether new procedures or policies for processing offset rate increases and balancing accounts should be made and (iii) determine whether the new memorandum account procedures adopted on November 29, 2001 should be made permanent. On December 17, 2002, the CPUC issued an order authorizing water utilities, including SCW, to file advice letters within 90 days requesting recovery of any under-collections remaining in the balancing accounts for water supply costs incurred prior to November 29, 2001. On March 17, 2003, SCW filed advice letters seeking recovery of $2.3 million. For more information, see the section entitled “Accounting for Supply Costs” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

There are no active regulatory proceedings affecting CCWC or its operations.

Environmental Matters

1996 Amendments to Federal Safe Drinking Water Act

On August 6, 1996, amendments (the 1996 SDWA amendments) to the Safe Drinking Water Act (the SDWA) were signed into law. The 1996 SDWA amendments revised the 1986 amendments to the SDWA with a new process for selecting and regulating contaminants. The U.S. Environmental Protection Agency (EPA) can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. This law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. The California Department of Health Services (DOHS), acting on behalf of the EPA, administers the EPA’s program in California.

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

SCW and CCWC currently test their wells and water systems according to requirements listed in the SDWA. Water from wells found to contain levels of contaminants above the established MCL’s is treated to reduce contaminants to acceptable levels before it is delivered to customers. If treatment is not possible, the wells are shut down. Since the SDWA became effective, SCW has experienced increased operating costs for testing to determine the levels, if any, of the constituents in SCW’s sources of supply and additional expense to lower the level of any contaminants in order to meet the MCL standards. Such costs and the costs of controlling any other contaminants may cause SCW to experience additional capital costs as well as increased operating costs. The CPUC and ACC ratemaking processes provide SCW and CCWC with the opportunity to recover prudently incurred capital and operating costs associated with water quality. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and ACC, as appropriate.

Enhanced Surface Water Treatment Rules

The EPA has adopted Enhanced Surface Water Treatment Rules (ESWTR), which require increased surface-water treatment to decrease the risk of microbial contamination. These rules apply to each of SCW’s four surface water treatment plants and CCWC’s surface water treatment plant. Registrant anticipates that all plants will achieve compliance within the three-year to five-year time frames identified by EPA. Registrant is required to be in compliance by June 1, 2006. SCW is planning to build a new treatment plant in the Calipatria-Niland customer service area (see further discussion below under Regulation of Disinfectant/Disinfection By-Products) to bring that facility into compliance. Once this project is completed, all the surface water plants in SCW and CCWC should be in compliance with these rules.

Regulation of Disinfection/Disinfection By-Products

SCW and CCWC are also subject to regulations concerning disinfection/disinfection by-products (DBP’s). Stage I of the regulations was effective in November 1998 with full compliance required for systems serving 10,000 or more persons by 2002 and for systems serving fewer than 10,000 persons by 2004. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. SCW has already implemented modifications to the treatment process in its Bay Point and Cordova systems to achieve compliance and the Calipatria plant is undergoing treatment modifications, which will also address the requirements under the ESWTR, in order to comply with the DBP’s by 2004.

The EPA is not allowed to use the new cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBP’s but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule. The final rule is not expected until 2004.

Ground Water Rule

On May 10, 2000, the EPA published the proposed Ground Water Rule (GWR), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule will apply to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems; source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifers or have detected fecal indicators within a distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. The GWR is scheduled to be issued as a final regulation during 2003. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, SCW and CCWC do not believe that such regulations will impose significant compliance costs, since they already currently engage in disinfection of the majority of their groundwater systems.

Regulation of Radon and Arsenic

On October 31, 2001, EPA announced that the arsenic standard in drinking water would be 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in SCW’s system and two wells in CCWC’s system. The effective date for utilities to comply with the standard will be January 2006. In California, the Office of Environmental Health Hazard Assessment (OEHHA) issued a Public Health Goal for arsenic of 4 parts per trillion in March 2003 that may result in California adopting a lower MCL for arsenic.

The EPA has proposed new radon regulations following a National Academy of Sciences risk assessment and study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences study is in agreement with much of EPA’s original findings but has slightly reduced the ingestion risk initially assumed by EPA. EPA established an MCL of 300 Pico Curies per liter based on the findings and has also established an alternative MCL of 4000 Pico Curies per liter, based upon potential mitigation measures for overall radon reduction. Registrant is currently waiting for the EPA to establish a MCL to determine the impact.

Voluntary Efforts to Provide Treated Surface Water Below Minimum Surface Water Treatment Requirements

SCW is a voluntary member of the EPA’s Partnership for Safe Water, a national program designed to further protect the public from diseases caused by cryptosporidium and other microscopic organisms. As a volunteer in the program, SCW commits to treat surface water to levels much lower than the minimum operating requirements governing surface water treatment, optimize surface water treatment plant operations and seeks to have its surface water treatment facilities perform as efficiently as possible.

Unregulated Contaminants Monitoring Rule

EPA has revised the Unregulated Contaminant Monitoring Rule (UCMR), as required by the 1996 SDWA amendments. The data generated by the UCMR will be used to evaluate and prioritize contaminants on the Drinking Water Contaminant Candidate List, a list of contaminants EPA is considering for possible new drinking water standards. This data will help to ensure that future decisions on drinking water standards are based on sound science.

A tiered approach will be utilized with the three monitoring lists to provide the maximum capability to monitor up to the statutory limit of no more than 30 contaminants in any 5-year monitoring cycle. Therefore, as List 3 contaminants are found to occur in public water systems, they may move up to List 2, and likewise, List 2 contaminants may move up to List 1, in 2004, when the UCMR is revised again. The law requires that EPA publish a new contaminant-monitoring list every 5 years. When the EPA adds contaminants to their list, they will also include a compliance date. Registrant will evaluate the impact and necessary actions once the EPA makes its new announcement.

Fluoridation of Water Supplies

SCW is required to fluoridate water supplies for public water systems serving more than 10,000 service connections if funds have been made available to cover capital and operating costs. The CPUC is required to authorize cost recovery through rates should funds for the operation of fluoridation facilities, once installed, become unavailable in future years. Currently, funds have been made available to public agencies only. SCW has not been offered any funding and has not installed any fluoridation facilities.

Perchlorate Action Level Activities

In January 2002, DOHS reduced the action level from 18 ppb to a level of 4 ppb, based upon new reference dose for health risk information from EPA. The Governor in California recently signed into law a bill requiring DOHS to establish a MCL for perchlorate by January 1, 2004. SCW has removed eight wells from service in its Rancho Cordova system and six additional wells in various other systems since they contained perchlorate in amounts in excess of this reduced action level of 4 ppb. On December 6, 2002, the OEHHA published a revised draft perchlorate Public Health Goal of 2 to 6 ppb. This is the first step in the establishment of an MCL in California. SCW is continuing to periodically monitor all of its wells to determine that levels of perchlorate are below the action level currently in effect. Perchlorate is known to be used in oxidizing rocket fuels.

Nitrosodimethylamine (NDMA) Action Level

In February 2002, DOHS increased the action level from 2 parts per trillion (ppt) to 10 ppt. NDMA is an additional by-product from the production and use of rocket fuels.

Matters Relating to SCW’s Arden-Cordova Water System

In SCW’s Rancho Cordova system, four wells have been removed from service and destroyed due to contamination from perchlorate. The supply has been replaced for three of these wells. An additional four wells are currently out of service due to perchlorate levels above the reduced action level of 4 ppb, and four wells are out of service due to detectable levels of NDMA. SCW continues to monitor all of its active groundwater wells in the Rancho Cordova system for perchlorate and NDMA level. Aerojet-General Corp. (Aerojet) has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that such contamination is also related to the activities of Aerojet. SCW has filed suit against Aerojet for contamination of SCW’s ground water supply in its Rancho Cordova system.

To date, Aerojet has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW’s Rancho-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of new wells. As of December 31, 2002, Aerojet had previously reimbursed SCW $4.5 million of the approximately $21.2 million in costs SCW has incurred. The remainder of the costs is subject to further reimbursement pending outcome of the litigation previously discussed. Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. For further information regarding litigation related to contamination of ground water in Sacramento County, see the section entitled “Other Water Quality Litigation” included in Part II, Item 3, Legal Proceedings.

The EPA issued an order to Aerojet in August 2002 that requires Aerojet to ultimately restore the contaminated aquifer and minimize further loss of water supply wells, and requires Aerojet to provide an alternative water supply if more water supply wells are lost.

Matters Relating to SCW’s Culver City Water System

The compound, methyl tertiary butyl ether (MTBE), an oxygenate used in reformulated fuels, has been detected in the Charnock Basin, located in the vicinity of the City of Santa Monica and within SCW’s Culver City customer service area. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, SCW removed two of its wells in the Culver City water system from service in October 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells has been found to be contaminated with MTBE. SCW is purchasing water from the Metropolitan Water District of Southern California (MWD) at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company, Equilon Enterprises LLC and others to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination in the Charnock Basin. The EPA has ordered Shell Oil and others to reimburse SCW for water replacement costs. In March 2002, SCW reached a settlement agreement with the City of Santa Monica, in which SCW assigns its rights against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure, and its water rights in the Charnock Basin to the City of Santa Monica and Santa Monica takes over the prosecution against the potentially responsible parties in exchange for an assignment payment. The settlement agreement is pending the CPUC’s approval. In a proposed decision issued on March 19, 2003, the Administrative Law Judge of the CPUC finds that the settlement is reasonable, and directs SCW to file a new proceeding at a later date that sets forth specific details as to SCW’s plans to reinvest the net proceeds from the settlement agreement with the City of Santa Monica. The filing will be subject to the CPUC’s review.

Matters Relating to SCW’s Yorba Linda Water System

The compound MTBE has been detected in three wells serving SCW’s Yorba Linda water system. Two of the wells are standby wells and to date the third well has not shown MTBE above the DOHS secondary standard of 5.0 ppb. SCW has constructed an interconnection with the Metropolitan Water District of Southern California to provide for additional supply in the event the third well experiences levels of detection in excess of the DOHS standard.

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

Matters Relating to SCW’s Los Osos Water System

The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time SCW has been working with the Regional Water Quality Control Board as well as the owner of a service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier.

Matters Relating to SCW’s San Gabriel Water Systems

Volatile Organic Compounds (VOC) and perchlorate have been detected in 2 wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues prior to the filing of the lawsuit resulting in reimbursement to SCW of the $1 million in capital cost of VOC treatment facilities and contribution of approximately $450,000 towards future operating and maintenance (O&M) costs of operating the facilities.

In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. Following a hearing on these motions on March 31, 2003, the judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant is currently evaluating the potential impact of this decision, its opportunity to appeal the decision and the opportunity to amend its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

Three other wells serving customers in SCW’s San Gabriel customer service area are also impacted by VOC contamination. A settlement with several potentially responsible parties together with federal funds administered by WQA resulted in reimbursement of 100% of the $1.1 million in capital costs, $205,000 of past O&M costs and 100% of future O&M costs for a period of up to 30 years for VOC treatment facilities at these wells.

Security Issues

Since the tragic events of September 11, 2001, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. In compliance with “The Public Health Security and Bioterrorism Preparedness Act of 2002” (HR 3448), Registrant has continued to implement measures to increase security, which includes conducting vulnerability assessments for its large systems by March 31, 2003. Large systems are defined as systems serving a population of 100,000 or more. These formal assessments will be submitted in accordance with the Federal deadline. In addition to large system assessments, all systems operated by Registrant were assessed to identify potential areas requiring enhancements. These assessments resulted in a prioritized listing of recommended facility upgrades to enhance the safety of water system operations. Costs associated with capital improvements identified as a result of the assessment process, approximately $15 million, has been included in an application filed with the CPUC in October 2002. Registrant is unable to predict if the CPUC will authorize recovery of any or all of these costs.

Water Supply

SCW’s Water Supply

During 2002, SCW supplied a total of 87,754,000 CCF of water, or approximately 180 million gallons per day, on average. Of this amount, approximately 55.8% came from pumped sources and 41.3% was purchased from others, principally the Metropolitan Water District of Southern California (MWD). The Bureau of Reclamation (the Bureau) supplied the remaining amount under a no-cost contract. During 2001, SCW supplied 84,103,000 CCF of water, 58.5% of which came from pumped sources, 39.6% was purchased, and the Bureau supplied the remainder.

The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. Registrant has 58 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project (SWP). Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD’s requirements. However, California missed a federal deadline of December 31, 2002 to demonstrate how it will reduce the Colorado River water that it takes beyond its legal entitlement after negotiations on how to divide the water in Southern California broke down. The federal government began to cut Southern California’s Colorado River supplies in January 2003. MWD has publicly stated that Southern California should have ample water supplies for 20 years despite this cut by stepping up a number of efforts including desalination, conservation, recycling, transfer and storage. In addition, efforts are under way to resolve the impasse that led to the reduction in Colorado River supplies to Southern California.

SCW’s water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. The current water year, October 2002 to September 2003 is projected to be significantly better than the past water year. Most of California now has average to above average precipitation and all but the southwest corner of Arizona has moved away from levels below 50% of normal. The California snow pack is at 85% of normal levels in February 2003. Lingering effects of the past drought year are reflected in reservoir levels that are still low with California at 85% of average and Arizona at only 50% of average.

The general outlook for January through May has been for wetter and warmer than normal weather throughout the Southwestern United States. Forecasts are for spring runoff to be generally near normal with some areas in Northern California experiencing above normal stream flow.

Although overall groundwater conditions remain at adequate levels, certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, have caused increased reliance on purchased water in its supply mix. For further information, see Part I, Item 3 in Legal Proceedings.

A sudden and unexplained drop in groundwater water supply severely impacted SCW’s Wrightwood customer service area in the third quarter of 2002. In response to this emergency situation, SCW undertook a number of steps to provide water service, including trucking water into the area from nearby sources, bringing a formerly shut down well into service, taking steps to increase capacity at existing wells and expediting the drilling and equipping of a new well. SCW experienced increased operating costs associated with the trucking of water of approximately $1.3 million. Due to the actions of SCW and conservation efforts of consumers, the situation has stabilized. Management is unable to predict the extent to which additional costs may be incurred or the extent to which additional problems may be encountered. The cause of the unexplained and sudden drop in groundwater supply has not been identified, but it may be drought-related.

CCWC’s Water Supply

For the 2002 water year, Arizona experienced an extreme drought with precipitation almost nonexistent in most areas, and less than 50% of normal level in others, reservoirs at less than 25% of normal capacity, and snow pack well below normal. The Colorado River flow into Lake Powell for the 2002 water year was only 4,049,700 AF or 23% of normal.

The Arizona outlook is more optimistic with drought conditions expected to end or at least ameliorate as El Nino weather patterns develop. For the 2003 water year precipitation levels have improved, although are still below normal levels, and the Colorado River flow into Lake Powell has been 1,580,000 AF, through February 2003, or 67% of normal. More importantly the National Weather Service expects Spring and Summer runoff to be between 90%-109% of normal.

The Arizona Water Banking Authority (AWBA) was created to store Arizona’s unused Colorado River water entitlement in western, central and southern Arizona to develop long-term storage credits to: (i) firm existing water supplies for municipal and industrial users during Colorado River shortages or Central Arizona Project (CAP) service interruptions; (ii) help meet the water management objectives of the Arizona Groundwater Code; and (iii) assist in the settlement of American Indian water rights claims. The ABWA successfully banked up to Arizona’s full allocation of Colorado River entitlement in 2002, and expects the same result in 2003 as a hedge against drought conditions. Further, the first curtailment of CAP deliveries in the event of shortage would occur to non-Indian agricultural users. Such users accounted for 36% of CAP deliveries in 2002, creating a buffer for users such as CCWC. Though it is difficult to predict drought conditions with certainty, the activities of AWBA, and the priority for users of CAP, such as CCWC, provides an improved outlook for CCWC supplies.

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

Our liquidity and earnings could be adversely affected by increases in water supply costs

Prior to November 29, 2001, we recovered certain water supply costs through a balancing account mechanism. Water supply costs include the cost of purchased water and power and groundwater production assessments. Changes in the unit costs did not directly affect earnings. The balancing account was not, however, designed to insulate SCW’s earnings against changes in supply mix. As a result, SCW was not permitted to recover increased costs due to increased use of purchased water, which is generally more expensive than groundwater, through the balancing account mechanism. Increased cost of this nature are only recoverable, on a prospective basis, through the filing of a general rate case.

On November 29, 2001, the CPUC ordered us to suspend the use of the current water balancing account, and instead started a memorandum account for each offsettable expense of purchased water, purchased power and pump tax for its water service areas. However, the CPUC has not issued a final decision regarding the mechanism for recovery of costs recorded in the newly established memorandum account. Our recovery of deferred water supply costs for providing water service could be reduced if we are earning more than our authorized rate of return on a weather normalized basis. Additionally, changes in water supply costs compared to the authorized amount, as well as any future authorized offset increases may directly affect our earnings. SCW’s earnings in 2002 were reduced by $0.16 per share as a result of this change in the methodology for recovering water supply costs. While we cannot determine the outcome, SCW has filed various rate cases which include requests to recover the above mentioned memorandum account dollars.

Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity prices in California

Under California law, we are permitted to file for a rate increase to recover electric power costs not being recovered in current rates. Increases in electric power costs generally have no direct impact on profit margins, unless recovery of these costs is disallowed, but do affect cash flows and can therefore impact the amount of our capital resources. Electric power costs increased substantially in California during the fall of 2000 until the summer of 2001. On July 17, 2002, the FERC extended and modified the mitigation measures that were set to expire on September 30, 2002, citing delays in construction of new generation resources in California and throughout the West, delays in adopting a new market design and market rules by the Cal ISO, transmission line constraints, constraints on natural gas pipeline capacity and continuing dysfunctions in the power market. It remains unclear how long the FERC will leave its mitigation measures in place. The premature termination of such mitigation measures could result in a substantial increase in spot market prices and the prices of long-term contracts for power and capacity. In addition, a number of market reforms are under consideration at FERC. Certain of these reforms, if adopted, could result in significantly increased electric supply reserve requirements that have the potential for further cost increases.

On July 17, 2002, the CPUC approved a settlement authorizing us to include $0.077 per kilowatt-hour (KWh) in rates to recover electric power costs at our Bear Valley Electric operation. If our actual annual costs exceed this amount, we cannot recover the excess and the amount will be expensed against income. If our actual annual energy costs are less than $0.077 per KWh, we can use this difference to collect amounts previously included in the balancing account. The new rates have been in effect since July 17, 2002. As of December 31, 2002, we have accrued $24.9 million in under-collected power costs in our electric supply balancing account. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per Kwh for a period of up to ten years to enable SCW to recover this under-collection. SCW anticipates that the 2.2¢ surcharge on its electricity sales during the ten year period will be sufficient to enable SCW to recover the amount of this under-collection, with interest, during this ten year period.

The purchased power agreements with Pinnacle West Capital Corporation (PWCC) enable SCW to purchase a contractual volume of power at $74.65 per megawatt hour (MWh). The agreements with PWCC have not been reviewed by the CPUC and we are unable to predict if the regulatory body will authorize recovery of any or all of these costs.

SCW still needs to buy additional energy from the spot market to meet peak demand and sell surplus power to the spot market from time to time. The average cost of power purchased including the transactions in the spot market was approximately $95.38 per MWh for 2002. SCW’s energy cost can be impacted by pricing fluctuation, and amount of energy purchased and sold at any given time in the spot market.

Significant claims have been asserted against us in water quality litigation

SCW and others have been sued in twenty-two water quality related lawsuits alleging personal injury and property damage as a result of the delivery of water that was allegedly contaminated. Nineteen of the lawsuits involve plaintiffs who received water from two groundwater basins in Los Angeles County. The other lawsuits involve plaintiffs in Sacramento County.

In March 1998, the CPUC issued an Order Instituting Investigation as a result of water quality lawsuits being filed against water utilities in California. On November 2, 2000, the CPUC issued a final order concluding that (i) the CPUC has jurisdiction to regulate the service of water utilities with respect to the health and safety of that service; (ii) DOHS requirements governing drinking water quality adequately protect the public health and safety; and (iii) regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements.

On February 5, 2002, the California Supreme Court ruled that water utilities regulated by the CPUC may only be sued for damages based on allegations and ultimate proof that the utility failed to comply with federal and state safe drinking water requirements. As a result, plaintiffs may proceed on their claims against SCW to the extent that these claims are based on violations of federal and state law. The extent which SCW and other CPUC regulated water utilities may be subject to liability under the ruling is currently being addressed by the trial court in the area that gave rise to the Supreme Court ruling.

SCW is unable to predict the outcome of any of this litigation or the extent to which it will be able to recover its litigation costs from ratepayers or other third parties.

Our operating costs have increased and are expected to continue to increase as a result of groundwater contamination

SCW’s operations have been impacted by groundwater contamination in certain of its service territories. We have taken a number of steps to address this contamination, including the removal of wells from service, the construction of water treatment facilities and securing alternative sources of supply from other areas not affected by the contamination.

In some cases, potentially responsible parties have reimbursed us for our costs. In other cases, we have taken legal action against parties that we believe to be potentially responsible for the contamination.

The Potentially Responsible Parties, i.e. the polluters, have raised the possibility that water producers, such as SCW and CCWC, may have liability under certain environmental statutes if their pumping operations affect the movement of the contamination. SCW has been required to remove certain wells from service because its pumping activities might affect the movement of contamination. Currently, neither the Environmental Protection Agency nor any other governmental agency has identified SCW or, to our knowledge, any other water producer, as a potentially responsible party. We cannot assure you, however, that SCW or CCWC will not be identified as a potentially responsible party in the future. Our future results of operations could be adversely affected if either SCW or CCWC is required to pay clean-up costs and is not allowed to recover such costs in rates. To date, the CPUC has permitted SCW to establish memorandum accounts for recovery of these types of costs, but actual recovery of these costs from ratepayers has been limited to filing only with a General Rate Case, generally every 3 years.

Environmental regulation has increased, and is expected to continue to increase, our operating costs

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

•          Additional regulations expected to be adopted requiring disinfection of certain groundwater systems

•          Regulation of arsenic and radon

•          Changes in the action level and the proposed adoption of maximum contamination levels for perchlorate

SCW and CCWC may be able to recover costs incurred to comply with these regulations through the ratemaking process. We may also be able to recover certain of these costs under our contractual arrangements with municipalities. In certain circumstances, we may be able to recover costs from parties responsible or potentially responsible for contamination, either voluntarily or through specific court action.

The adequacy of our water supplies depends upon a variety of factors beyond our control

The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•          Rainfall

•          Availability of Colorado River water

•          The amount of water stored in reservoirs and groundwater basins

•          The amount of water used by our customers and others

•          Water quality

•          Legal limitations on use

Population growth and increases in the amount of water used have increased limitations on use to prevent over-drafting of groundwater basins. The import of water from the Colorado River, one of SCW’s important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project (“CAP”) and disputes affecting the amount of water that the Metropolitan Water District of Southern California is entitled to take from the Colorado River. We have also taken wells out of service due to groundwater contamination.

CCWC obtains its water supply from operating wells and from the Colorado River through the CAP. CCWC’s water supply may be subject to interruption or reduction if there is an interruption or reduction in CAP water.

Water shortages may affect us in a variety of ways:

•          They adversely affect supply mix by causing us to rely on more expensive purchased water.

•          They adversely affect operating costs.

•          They may result in an increase in capital expenditures for building pipelines to connect to alternative sources of supplies and reservoirs and other facilities to conserve or reclaim water.

We may be able to recover increased operating and construction costs for our regulated systems through the ratemaking process. We may also be able to recover certain of these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination.

Our earnings are greatly affected by weather during different seasons

The demand for water and electricity varies by season. Therefore, the results of operations for one period may not indicate results to be expected in another period. For instance, most water consumption occurs during the third quarter of each year when weather tends to be hot and dry. On warm days, use of water by residential and commercial customers may be significantly greater than on cold days because of the increased use of water for outdoor landscaping. Likewise the demand for electricity in our Big Bear service area is greatly affected by winter snows. An increase in winter snows reduces the use of snow making machines at ski resorts in the Big Bear area and, as a result reduces electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions also reducing electric revenues.

Variability of weather from normal temperatures or changes in snow or rainfall can materially impact results of operations. As a result, weather has been and will continue to be one of the dominant factors in our financial performance.

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates, including the ability to recover the costs of purchased water, groundwater assessments and electric power costs in rates. We have filed for increased water rates to recover operating costs from customers in Region III as well as from all customers for costs associated with general office activities. We also filed Notices of Intent to increase rates in Region I and Region II. In addition, we are seeking CPUC authorization to construct an 8.4 MW natural gas-fueled generator facility to meet increasing demand in our Bear Valley customer service area. The CPUC’s resolution ordering SCW to suspend the use of the current water balancing account, and instead to start a memorandum account for our supply costs has and will directly impact our earnings. The recovery of deferred water supply costs may be reduced if we are earning an amount in excess of our authorized rate of return.

We have been adversely affected by electric restructuring in California and the escalation of energy costs that we have only recently begun recovering in rates. SCW has also filed a complaint with FERC seeking a reduction of the rates in its power purchase contract with Mirant Americas Energy Marketing, L.P. (Mirant) to a just and reasonable price, which SCW expects to be denied. There is a complaint by Mirant against us pending at the FERC. There are also proceedings pending before FERC to restructure the California energy markets.

Our business requires significant capital expenditures

The utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. During calendar years 2002, 2001 and 2000, we spent $40,655,000, $47,570,000, and $46,091,000, respectively, for these purposes. Our budgeted capital expenditures for calendar year 2003 for these purposes are approximately $84,637,000. There is no capital expenditure for environmental control facilities budgeted for 2003.

We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which must be repaid). We also periodically borrow money or issue equity for these purposes. In addition, we secured a syndicated bank facility that we can use for these purposes. We cannot assure you that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return.

New Accounting Pronouncements

We are subject to newly issued as well as changes in existing requirements issued by the Financial Accounting Standard Board. Differences in financial reporting between periods could occur unless and until the CPUC and the ACC approve such changes for conformity through regulatory proceedings. See Note 1 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Registrant has certain block-forward purchase power contracts that qualify as derivative instruments under Statement of Financial Account Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.” A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SCW is a party to various block-forward purchase power contracts. Power purchase contracts with Mirant America Energy Marketing, L.P. (Mirant) and Pinnacle West Capital Corporation (PWCC) executed in 2001 qualify for the exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts with PWCC executed in September 2002, however, do not qualify for the normal purchases and normal sales exception and, as a result, has been recognized at fair market value on the balance sheet as of December 31, 2002. This resulted in a pre-tax unrealized loss of $2.5 million in 2002 recorded as a component of Power Purchased for Resale. On a quarterly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of the quarter. As this contract is settled, the realized gains or losses will be recorded and the unrealized gain or loss will be reversed.

Under the terms of its power purchase contracts with Mirant and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the applicable contract. In addition, SCW’s liquidity, and in certain circumstances, earnings could be adversely affected by increases in electricity prices in California. For further information, see the section entitled “Critical Accounting Policies” and “Electric Energy Situation in

California” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

American States Water Company

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Capitalization - December 31, 2002 and 2001

Consolidated Statements of Income - for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Common Shareholders’ Equity - for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows - for the years ended December 31, 2002, 2001 and 2000

Southern California Water Company

Balance Sheets - December 31, 2002 and 2001

Statements of Capitalization - December 31, 2002 and 2001

Statements of Income - for the years ended December 31, 2002, 2001 and 2000

Statements of Changes in Common Shareholder’s Equity - for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows - for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Accountants

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands)	2002	2001 Restated Note 2

Assets

Utility Plant, at cost
Water	$693,949	$645,185
Electric	41,017	38,525

	734,966	683,710
Less – Accumulated depreciation	(206,873)	(190,656)

	528,093	493,054
Construction work in progress	35,218	46,788

Net utility plant	563,311	539,842

Other Property and Investments	22,670	24,104

Current Assets
Cash and cash equivalents	18,397	30,496
Accounts receivable-customers (less allowance for doubtful accounts of $769 in 2002 and $972 in 2001)	10,833	10,557
Unbilled revenue	12,277	12,141
Other accounts receivable	2,411	1,997
Taxes receivable	557	—
Materials and supplies, at average cost	936	970
Supply cost balancing accounts – current	3,215	5,505
Prepayments	3,220	2,493

Total current assets	51,846	64,159

Deferred Charges and Other Assets
Regulatory tax-related assets	12,828	13,908
Supply cost balancing accounts	25,248	20,321
Other accounts receivable	3,370	3,309
Other	22,377	16,186

Total deferred charges	63,823	53,724

Total Assets	$701,650	$681,829

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands)	2002	2001 Restated Note 2

Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$213,279	$204,654
Preferred Shares	—	1,600
Preferred Shares – mandatory redemption	—	280
Long-term debt	231,089	245,692

Total capitalization	444,368	452,226

Current Liabilities
Notes payable to banks	35,000	20,000
Long-term debt and Preferred Shares – current	13,305	800
Accounts payable	11,600	13,086
Taxes payable	—	404
Accrued employee expenses	5,105	4,290
Accrued interest	1,941	1,945
Reserves for potential disallowance of power costs	—	7,948
Other	12,569	10,178

Total current liabilities	79,520	58,651

Other Credits
Advances for construction	70,208	69,436
Contributions in aid of construction – net	47,751	43,723
Accumulated deferred income taxes – net	53,817	51,541
Unamortized investment tax credits	2,791	2,882
Regulatory tax-related liability	2,011	2,054
Other	1,184	1,316

Total other credits	177,762	170,952

Commitments and Contingencies (Notes 11 and 12)

Total Capitalization and Liabilities	$701,650	$681,829

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,

(in thousands)	2002	2001 Restated Note 2

Common Shareholders’ Equity:
Common Shares, no par value, $2.50 stated value:
Authorized: 30,000,000 shares
Outstanding: 15,180,835 shares in 2002 and 15,119,444 shares in 2001	$25,341	$25,199
Additional paid-in capital	101,606	100,239
Earnings reinvested in the business	86,332	79,216

	213,279	204,654

Preferred Shares: $25 par value
Authorized: 0 shares in 2002 and 64,000 shares in 2001
Series 4% - 0 and 32,000 shares outstanding in 2002 and 2001, respectively	—	800
Series 4 ¼ % - 0 and 32,000 shares outstanding in 2002 and 2001, respectively	—	800

	—	1,600

Preferred Shares Subject to Mandatory Redemption: $25 par value, 5% Series
Authorized and outstanding: 0 shares in 2002 and 12,800 shares in 2001	—	320
Less: Preferred Shares to be redeemed within one year	—	(40)

	—	280
Long-Term Debt (All are of SCW unless otherwise noted)
Notes/Debentures:
5.82% notes due 2003	12,500	12,500
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,945	7,950
Variable rate obligation due 2014	6,000	6,000
State Water Project due 2035	5,508	6,870
Other Debt Instruments:
8.50% fixed rate obligation due 2013	1,530	1,630
Variable rate obligation due 2018	554	589
Capital lease obligations	368	425
Chaparral City Water Company:
4% to 4.85% serial bonds due 2007	1,100	1,295
5.20% term bonds due 2011	1,000	1,000
5.40% term bonds due 2022	4,610	4,610
4.65% term bonds due 2006	150	185
5.30% term bonds due 2022	1,015	1,015
3.34% repayment contract due 2006	1,014	1,283

	244,394	246,452
Less: Current maturities	(13,305)	(760)

	231,089	245,692

Total Capitalization	$444,368	$452,226

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,

(in thousands, except per share amounts)	2002	2001 Restated Note 2	2000 Restated Note 2

Operating Revenues
Water	$187,061	$181,474	$168,795
Electric	21,298	15,251	14,366
Other	846	789	799

Total operating revenues	209,205	197,514	183,960

Operating Expenses
Water purchased	42,859	37,609	41,592
Power purchased for resale	18,348	19,662	10,664
Power purchased for pumping	10,576	9,592	7,509
Groundwater production assessment	7,416	6,847	7,489
Supply cost balancing accounts	(3,406)	(14,681)	(6,371)
Other operating expenses	16,983	17,162	16,748
Administrative and general expenses	30,010	35,108	26,135
Depreciation and amortization	18,302	17,951	15,339
Maintenance	9,839	8,640	10,280
Taxes on income	12,949	14,370	13,182
Property and other taxes	7,681	7,553	7,141

Total operating expenses	171,557	159,813	149,708

Operating Income	37,648	37,701	34,252

Other Income
Total other income (loss) - net	390	(510)	(99)

Income before interest charges	38,038	37,191	34,153

Interest Charges
Interest on long-term debt	16,972	13,497	11,623
Other interest and amortization of debt expense	727	2,238	2,499

Total interest charges	17,699	15,735	14,122

Net Income	20,339	21,456	20,031
Dividends on Preferred Shares	(29)	(84)	(86)

Earnings Available For Common Shareholders	$20,310	$21,372	$19,945

Weighted Average Number of Common Shares Outstanding	15,144	15,120	14,070
Basic Earnings Per Common Share	$1.34	$1.41	$1.42

Weighted Average Number of Diluted Shares Outstanding	15,157	15,122	14,070
Fully Diluted Earnings Per Common Share	$1.34	$1.41	$1.42

Dividends Declared Per Common Share	$0.872	$0.867	$0.857

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Additional Paid-in Capital	Earnings Reinvested in the Business	Total

(in thousands, except per share data)	Number of Shares	Amount

Balances at December 31, 1999 – Previously Reported	13,437	$22,394	$74,937	$61,515	$158,846

Cumulative adjustment for taxes – Note 2				1,718	1,718

Balances at December 31, 1999 (Restated–Note 2)	13,437	22,394	74,937	63,233	160,564
Add:
Net income (Restated – Note 2)				20,031	20,031
Issuance of Common Shares for public offering	1,660	2,768	24,924		27,692
Issuance of Common Shares, others	22	37	378		415
Deduct:
Dividends on Preferred Shares				86	86
Dividends on Common Shares-$0.857 per share				12,230	12,230

Balances at December 31, 2000 (Restated–Note 2)	15,119	25,199	100,239	70,948	196,386
Add:
Net income (Restated – Note 2)				21,456	21,456
Deduct:
Dividends on Preferred Shares				84	84
Dividends on Common Shares-$0.867 per share				13,104	13,104

Balances at December 31, 2001 (Restated–Note 2)	15,119	25,199	100,239	79,216	204,654
Add:
Net income				20,339	20,339
Issuance of Common Shares, others	62	142	1,367		1,509
Deduct:
Dividends on Preferred Shares				29	29
Dividends on Common Shares-$0.872 per share				13,194	13,194

Balances at December 31, 2002	15,181	$25,341	$101,606	$86,332	$213,279

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

(in thousands)	2002	2001 Restated Note 2	2000 Restated Note 2

Cash Flows From Operating Activities:
Net income	$20,339	$21,456	$20,031
Adjustments for non-cash items:
Depreciation and amortization	18,302	17,951	15,339
Deferred income taxes and investment tax credits	3,222	7,642	5,724
Other – net	2,306	1,557	1,776
Changes in assets and liabilities:
Accounts receivable – customers	(276)	(76)	270
Unbilled revenue	(136)	(778)	(18)
Other accounts receivable	(475)	(73)	(886)
Prepayments and other current assets	(693)	1,738	1,029
Supply cost balancing accounts	(3,406)	(14,681)	(6,371)
Deferred charges and other assets	(6,209)	(3,693)	(2,377)
Accounts payable	(1,486)	2,465	(2,747)
Taxes payable	(961)	(1,741)	(1,668)
Other current liabilities	(4,746)	6,085	1,127

Net cash provided	25,781	37,852	31,229

Cash Flows From Investing Activities:
Construction expenditures	(40,655)	(47,570)	(46,091)
Acquisition of Chaparral City Water Company, net of cash acquired	—	—	(18,484)
Acquisition of Water Rights	—	—	(1,653)

Net cash used	(40,655)	(47,570)	(66,228)

Cash Flows from Financing Activities:
Proceeds from issuance of common and preferred shares	1,509	—	28,107
Proceeds from issuance of long-term debt	—	70,000	—
Receipt of advances for and contributions in aid of construction	7,024	6,738	2,250
Refunds on advances for construction	(3,557)	(3,409)	(2,807)
Retirement or repayments of long-term debt	(2,098)	(735)	(616)
Redemption of preferred shares	(1,880)	—	—
Net change in notes payable to banks	15,000	(25,000)	24,000
Common and preferred dividends paid	(13,223)	(13,188)	(12,316)

Net cash provided	2,775	34,406	38,618

Net (decrease) increase in cash and cash equivalents	(12,099)	24,688	3,619
Cash and cash equivalents, beginning of year	30,496	5,808	2,189

Cash and cash equivalents, end of year	$18,397	$30,496	$5,808

Taxes and Interest Paid:
Income taxes paid	$11,297	$7,089	$9,430
Interest paid	$18,150	$15,634	$14,379

Non-Cash Transactions:
Property installed by developers and conveyed to Company	$2,247	$1,919	$2,627
Components of cash paid for Chaparral acquisition:
Fair value of assets acquired, including goodwill of $13,249	—	—	$48,042
Liabilities assumed	—	—	(25,355)

Cash paid	—	—	22,687
Less cash acquired	—	—	(4,203)

Net cash paid for acquisition	—	—	$18,484

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS

	December 31,

(in thousands)	2002	2001 Restated Note 2

Assets

Utility Plant, at cost
Water	$ 656,331	$ 607,988
Electric	41,017	38,525

	697,348	646,513
Less – Accumulated depreciation	(196,660)	(181,371)

	500,688	465,142
Construction work in progress	33,705	46,042

Net utility plant	534,393	511,184

Other Property and Investments	8,018	9,446

Current Assets
Cash and cash equivalents	11,677	26,079
Accounts receivable-customers (less allowance for doubtful accounts of $729 in 2002 and $951 in 2001)	10,609	10,228
Unbilled revenue	12,060	11,940
Inter-company receivable	1,044	250
Other accounts receivable	2,234	1,893
Materials and supplies, at average cost	905	883
Supply cost balancing accounts – current	3,215	5,505
Prepayments	3,005	2,310

Total current assets	44,749	59,088

Deferred Charges and Other Assets
Regulatory tax-related assets	12,828	13,908
Supply cost balancing accounts	25,248	20,321
Other accounts receivable	3,370	3,309
Other	21,405	15,433

Total deferred charges	62,851	52,971

Total Assets	$ 650,011	$ 632,689

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS

	December 31,

(in thousands)	2002	2001 Restated Note 2

Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$ 207,562	$ 200,972
Long-term debt	222,725	236,804

Total capitalization	430,287	437,776

Current Liabilities
Long-term debt – current	12,780	260
Accounts payable	10,576	12,729
Inter-company payable	13,000	276
Taxes payable	1,099	1,194
Accrued employee expenses	5,033	4,254
Accrued interest	1,843	1,877
Reserves for potential disallowance of power costs	—	7,948
Other	12,276	9,977

Total current liabilities	56,607	38,515

Other Credits
Advances for construction	59,640	58,570
Contributions in aid of construction – net	47,480	43,493
Accumulated deferred income taxes – net	51,195	49,399
Unamortized investment tax credits	2,791	2,882
Regulatory tax-related liability	2,011	2,054

Total other credits	163,117	156,398

Commitments and Contingencies (Notes 11 and 12)

Total Capitalization and Liabilities	$ 650,011	$ 632,689

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,

	2002	2001
(in thousands)		Restated Note 2

Common Shareholder’s Equity:
Common shares, no par value
Outstanding: 110 shares in 2002 and 2001	$123,391	$123,391
Earnings reinvested in the business	84,171	77,581

	207,562	200,972

Long-Term Debt
Notes/Debentures:
5.82% notes due 2003	12,500	12,500
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,945	7,950
Variable rate obligation due 2014	6,000	6,000
State Water Project due 2035	5,508	6,870
Other Debt Instruments:
8.50% fixed rate obligation due 2013	1,530	1,630
Variable rate obligation due 2018	554	589
Capital lease obligations	368	425

	235,505	237,064
Less: Current maturities	(12,780)	(260)

	222,725	236,804

Total Capitalization	$430,287	$437,776

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,

(in thousands, except share and per share amounts)	2002	2001 Restated Note 2	2000 Restated Note 2

Operating Revenues
Water	$180,904	$175,204	$167,529
Electric	21,298	15,251	14,366

Total operating revenues	202,202	190,455	181,895

Operating Expenses
Water purchased	42,182	37,112	41,450
Power purchased for resale	18,348	19,662	10,664
Power purchased for pumping	10,167	9,169	7,442
Groundwater production assessment	7,416	6,847	7,489
Supply cost balancing accounts	(3,406)	(14,681)	(6,371)
Other operating expenses	15,823	16,111	16,306
Administrative and general expenses	26,174	33,929	25,545
Depreciation and amortization	17,384	16,710	15,086
Maintenance	9,603	8,411	10,191
Taxes on income	13,605	14,057	12,743
Property and other taxes	7,368	7,089	7,037

Total operating expenses	164,664	154,416	147,582

Operating Income	37,538	36,039	34,313

Other Income
Total other income (loss) - net	318	(624)	(140)

Income before interest charges	37,856	35,415	34,173

Interest Charges
Interest on long-term debt	16,520	13,015	11,512
Other interest and amortization of debt expense	116	1,562	2,838

Total interest charges	16,636	14,577	14,350

Net Income	$21,220	$20,838	$19,823

Weighted Average Number of Common Shares Outstanding	110	107	100
Basic and Fully Diluted Earnings Per Common Share	$192,909	$194,748	$198,230

Dividends Declared Per Common Share	$133,000	$123,000	$129,000

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings Reinvested in the Business	Total

(in thousands, except share and per share data))	Number of Shares	Amount

Balances at December 31, 1999 – Previously Reported	100	$98,391	$61,632	$160,023

Cumulative adjustment for taxes – Note 2	—	—	1,718	1,718

Balances at December 31, 1999 (Restated–Note 2)	100	98,391	63,350	161,741
Add:
Net income (Restated – Note 2)			19,823	19,823
Deduct:
Dividends on common shares-$129,000 per share			12,900	12,900

Balances at December 31, 2000 (Restated – Note 2)	100	98,391	70,273	168,664
Add:
Net income (Restated – Note 2)			20,838	20,838
Issuance of common shares	10	25,000		25,000
Deduct:
Dividends on common shares-$123,000 per share			13,530	13,530

Balances at December 31, 2001 (Restated – Note 2)	110	123,391	77,581	200,972
Add:
Net income			21,220	21,220
Deduct:
Dividends on common shares-$133,000 per share			14,630	14,630

Balances at December 31, 2002	110	$123,391	$84,171	$207,562

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2002	2001	2000
(in thousands)		Restated Note 2	Restated Note 2

Cash Flows From Operating Activities:
Net income	$21,220	$20,838	$19,823
Adjustments for non-cash items:
Depreciation and amortization	17,384	16,710	15,086
Deferred income taxes and investment tax credits	2,742	7,171	5,642
Other – net	2,702	(308)	801
Changes in assets and liabilities:
Accounts receivable – customers	(381)	(157)	64
Unbilled revenue	(120)	(577)	(18)
Other accounts receivable	(402)	(105)	(822)
Prepayments and other current assets	(717)	1,602	1,209
Supply cost balancing accounts	(3,406)	(14,681)	(6,371)
Deferred charges and other assets	(6,249)	(3,660)	(3,001)
Accounts payable	(2,153)	2,726	(2,556)
Inter-company	11,930	(4,344)	4,366
Taxes payable	(95)	(767)	(2,120)
Other current liabilities	(4,904)	7,582	976

Net cash provided	37,551	32,030	33,079

Cash Flows From Investing Activities:
Construction expenditures	(39,488)	(47,029)	(44,077)

Net cash used	(39,488)	(47,029)	(44,077)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred shares	—	25,000	—
Proceeds from issuance of long-term debt	—	70,000	—
Receipt of advances for and contributions in aid of construction	6,912	6,315	2,596
Refunds on advances for construction	(3,188)	(3,019)	(2,807)
Repayments of long-term debt	(1,559)	(233)	(366)
Net change in notes payable to banks	—	(45,000)	24,000
Common dividends paid	(14,630)	(13,530)	(12,900)

Net cash provided (used)	(12,465)	39,533	10,523

Net increase (decrease) in cash and cash equivalents	(14,402)	24,534	(475)
Cash and cash equivalents, beginning of year	26,079	1,545	2,020

Cash and cash equivalents, end of year	$11,677	$26,079	$1,545

Taxes and Interest Paid:
Income taxes paid	$11,624	$6,602	$9,152
Interest paid	$17,101	$14,461	$14,120

Non-Cash Transactions:
Property installed by developers and conveyed to Company	$2,247	$1,919	$2,627

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (AWR) is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and Chaparral City Water Company (CCWC). SCW is a public utility engaged principally in the purchase, production, distribution and sale of water in California. SCW also distributes electricity in several California mountain communities. The California Public Utilities Commission (CPUC) regulates SCW’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (ACC) serving approximately 11,800 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. AWR completed the acquisition of the common stock of CCWC on October 10, 2000 for an aggregate value of $31.2 million, including the assumption of approximately $12 million in debt. ASUS performs non-regulated, water related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of ASUS or AWR. The consolidated financial statements include the accounts of AWR, SCW, ASUS and CCWC. AWR’s assets and revenues are primarily those of SCW.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its wholly-owned subsidiaries SCW, ASUS and CCWC (collectively referred to as Registrant or the Company) and are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated. The preparation of these financial statements required the use of certain estimates by management in determining Registrant’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to current year presentation. None of these reclassifications had an impact on Registrant’s Shareholders’ Equity or Net Income. See Note 2 for discussion on restatement of previously issued financial statements.

Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the rate-making policies of the CPUC, ACC and the Federal Energy Regulatory Commission (FERC). The utility subsidiaries, SCW and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards (SFAS) No. 71 “Accounting for the Effects of Certain Types of Regulation”. This Statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service.

Property and Depreciation: SCW and CCWC capitalize, as utility plant, the cost of additions and replacements of retirement units. Such cost includes labor, material and certain indirect charges. Depreciation is computed on the straight-line, remaining-life basis, based on depreciable plant as of the beginning of each year in accordance with Registrant’s rate making process. For the years 2002, 2001 and 2000 the aggregate provisions for depreciation for SCW approximated 2.6% for its water distribution unit and 3.8% for its electric unit. The aggregate provision for depreciation for CCWC was 2.5% for each of the same three years.

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This Statement retains the fundamental provisions of SFAS No. 121 for the measurement and recognition of the impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 resolves implementation issues related to SFAS No. 121, and retains the amendments in SFAS No. 121 pertaining to regulatory assets under SFAS No. 71 and SFAS No. 90, “Regulated Enterprises – Accounting for Abandonments and Disallowances of Plant Costs.” Effective January 1, 2002, Registrant adopted SFAS No. 144. The adoption of SFAS No. 144 did not have an impact on Registrant’s consolidated financial statements.

Goodwill: At December 31, 2002 and 2001, Registrant had approximately $12.3 million of goodwill included in “Other Property and Investments”. The goodwill represents the difference between the purchase price of the common equity of CCWC and CCWC’s book equity at the time of closing and was being amortized over a period of 40 years. Effective January 1, 2002, Registrant adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142. Pursuant to SFAS No. 142, AWR completed its transitional goodwill impairment evaluation and determined that none of the recorded goodwill was impaired. As a result of the adoption of SFAS No. 142, the amortization of this goodwill ceased effective January 1, 2002. In accordance with SFAS No. 142, goodwill is tested for impairment at least annually and more frequently if circumstances indicate that it may be impaired. In the years 2001 and 2000, the recorded goodwill was amortized on a straight-line basis over a period of 40 years.

The following table reflects Registrant’s earnings available for Common Shareholders and earnings per share adjusted to reflect the discontinuance of periodic goodwill amortization for the years ended December 31, 2002, 2001 and 2000, respectively:

(dollars in thousands except EPS)	2002	2001	2000

		Restated Note 2	Restated Note 2
Earnings available for Common Shareholders:
As reported	$20,310	$21,372	$19,945
Add back goodwill amortization, net of tax	—	191	35

As adjusted	$20,310	$21,563	$19,980

Basic earnings per share:
As reported	$1.34	$1.41	$1.42
Add back goodwill amortization, net of tax	—	0.01	—

As adjusted	$1.34	$1.42	$1.42

Diluted earnings per share:
As reported	$1.34	$1.41	$1.42
Add back goodwill amortization, net of tax	—	0.01	—

As adjusted	$1.34	$1.42	$1.42

Interest: Interest is generally not capitalized for financial reporting purposes as such policy is not followed in Registrant’s ratemaking process.

Revenues: Revenues include amounts billed to customers for services provided and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period.

Basic Earnings Per Common Share: Basic earnings per Common Share are based upon the weighted average number of Common Shares outstanding and net income after deducting preferred dividend requirements.

Fully Diluted Earnings Per Common Share: Diluted earnings per Common Share are based upon the weighted average number of Common Shares including both outstanding and shares potentially issued in connection with stock options and restricted common shares granted under Registrant’s 2000 Stock Incentive Plan, and net income after deducting preferred dividend requirements. At December 31, 2002, 2001 and 2000, there were 237,610, 135,970 and 67,985 options outstanding, respectively. There were also 1,050 restricted shares issued in 2002.

Supply Cost Balancing Accounts: As permitted by the CPUC prior to November 29, 2001, Registrant maintained water and electric supply cost balancing accounts for SCW to account for under-collections and over-collections of revenues designed to recover such costs. Costs were recorded in operating expenses and charged to balancing accounts when such costs were incurred. The balancing accounts were reversed when such costs were recovered through rate adjustments. Registrant accrued interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. On November 29, 2001, the CPUC issued a resolution ordering that water utilities with existing balancing accounts cease booking amounts into these accounts. In its place, the CPUC required water utilities to start a new memorandum account that would work in a manner similar to the balancing account to track the under-collection or over-collection of supply costs for its water utility service areas. In accordance with this resolution, all supply costs will be accounted for and included in the income statement, just as is the case currently. However, the income statements will not include entries reflecting the differences between actual unit supply costs included in rates and those actually experienced by SCW for its water utility service areas. The CPUC has not issued a final decision regarding the mechanism for recovery of costs recorded in the newly established memorandum accounts. Recovery of deferred supply costs recorded in the memorandum accounts could be impacted if SCW is earning more than its authorized rate of return on a weather normalized means test basis. On December 17, 2002, the CPUC issued an order authorizing that utilities including SCW should request recovery of the pre-November 29, 2001 balancing accounts within 90 days. SCW filed advice letters on March 17, 2003. Registrant does not maintain a supply cost balancing account for CCWC.

Electric power costs up to $77 per megawatt hour incurred by SCW’s Bear Valley Electric (BVE) division will continue to be charged to an electric supply cost balancing account for recovery at a later date in accordance with the pre-November 29, 2001 procedure applicable to both its water and electric supply balancing accounts.

The amounts included in the supply cost balancing accounts that will be collected over a period exceeding one year have been reclassified as a long-term asset as of December 31, 2002 and 2001.

Debt Issue Expense and Redemption Premiums: Original debt issue expenses are capitalized and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding.

Other Credits: For SCW, advances for construction represent amounts advanced by developers, which are generally refundable at rates ranging from 10% to 22% of the revenue received from the installations for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property.

For CCWC, advances for construction represent amounts advanced by developers which are refundable over 10 to 20 years. Refund amounts under the contracts are based on annual revenues from the extensions.

Cash and Cash Equivalents: For purposes of the Statements of Cash Flows, cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. The Company’s cash and cash equivalents are held with financial institutions with high credit standings.

Derivative Instrument: Registrant has certain block-forward purchase power contracts that qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. This Statement, as amended, became effective for Registrant’s financial statements at the beginning of fiscal year 2001. This Statement did not have any impact on Registrant’s consolidated financial statements at the time of adoption.

During 2002, SCW became a party to block-forward purchase power contracts that qualify as derivative instruments under SFAS No. 133 when it buys electricity that is scheduled for delivery in future periods. Certain of these contracts qualify as an exception provided under the Statement for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts with Pinnacle West Capital Corporation (PWCC) which became effective in November 2002 do not qualify for the normal purchases and normal sales exception and, as a result, have been recognized at fair market value on the balance sheet as of December 31, 2002. This resulted in a pre-tax unrealized loss of $2.5 million in 2002 recorded as power purchased for resale. On a quarterly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of the quarter. As this contract is settled, the realized gains or losses will be recorded and the unrealized gains or losses will be reversed. The market prices used to determine the fair value for this derivative instrument was estimated based on independent sources such as broker quotes and publications.

Under the terms of its power purchase contracts with Mirant Americas Energy Marketing, LP (Mirant Marketing) and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. SCW will be in default under the terms of these contracts if its debt is rated less than BBB- by Standard & Poor’s Ratings Service (“S&P”) or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc (“Moody’s”). SCW currently has a rating of A+ by S & P and A2 by Moody’s. Fitch does not rate SCW.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk.

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is used as approximates fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by Registrant. Rates available to Registrant at December 31, 2002 and 2001 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2002		2001

(dollars in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial liabilities:
Long-term debt	$244,394	$282,507	$246,452	$260,274

Stock Options: Registrant has a Stock Incentive Plan, which is described more fully in Note 10. Registrant applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options. Accordingly, no compensation cost for the Plan has been recognized for options granted at fair value at the date of grant. Registrant has also adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options, net income and earnings per share applicable to common shareholders would have been changed to the pro forma amounts indicted below.

(dollars in thousands except EPS)	2002	2001	2000

		Restated Note 2	Restated Note 2
Earnings available for common:
As reported	$20,310	$21,372	$19,945

Add: Stock-based compensation expense included in reported net income, net of tax	—	—	—

Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(258)	(139)	(134)

Pro forma	$20,052	$21,233	$19,811

Basic earnings per share:
As reported	$1.34	$1.41	$1.42
Pro forma	$1.32	$1.40	$1.41

Diluted earnings per share:
As reported	$1.34	$1.41	$1.42
Pro forma	$1.32	$1.40	$1.41

New Accounting Pronouncements: The following are recent accounting pronouncements that will be effective for Registrant’s years ending after December 31, 2002:

- SFAS No. 143, “Accounting for Asset Retirement Obligations”: This Statement requires businesses to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be disposed of at removal. As such, the regulated subsidiaries of Registrant incur asset retirement obligations. Retirement cost has historically been recovered through rates at the time of retirement. At implementation of SFAS No. 143, the cumulative effect will be reflected as a regulatory asset or liability. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

Registrant adopted SFAS No. 143 on January 1, 2003, as required. Upon adoption of SFAS No. 143 on January 1, 2003, Registrant recorded an asset retirement obligation of $13.2 million at its net present value of $2.7 million, increased depreciable assets by $0.4 million for asset retirement costs, increased regulatory assets by $2.5 million and increased accumulated depreciation by $0.2 million. Amounts recorded under SFAS 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future.

- SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”: Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB No. 30 are met. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 provisions are generally effective for fiscal years beginning after May 15, 2002. At this time, Registrant does not expect the adoption of SFAS No. 145 to have a material impact on the consolidated financial statements.

- SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”: This Statement addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Costs addressed by SFAS No. 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002. At this time, Registrant does not expect the adoption of SFAS No. 146 to have a material impact on the consolidated financial statements. However, unknown at this time, the timing of expense recognition in Registrant’s financial statements for future restructuring, exit or disposal activities could differ significantly.

- SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” - This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Although Registrant is required to comply with the requirements of SFAS 148 beginning January 1, 2003, the Company has elected to continue to apply the recognition and measurement provisions of APB 25. Therefore, SFAS No. 148 is not expected to have a significant impact on the Registrant’s consolidated financial statements. The amendments to SFAS No. 123 regarding disclosure are effective for financial statements for fiscal years ending after December

15, 2002. Registrant adopted the disclosure only requirements of SFAS No. 148, which are included in Note 1 above.

- FASB Interpretation No. 45: “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. See Business Risks and Commitments in Note 11. Registrant does not expect the adoption to have a material impact on its consolidated financial statements.

- FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” – This interpretation expands upon existing guidance that addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and to determine when and which business enterprise should consolidate the variable interest entity (the “primary beneficiary”). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. The transitional disclosure requirements of FIN 46 are effective immediately. The effective date of the consolidation requirements of FIN 46 depends on the date the variable interest entity was created. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is currently in the process of evaluating the impact of FIN 46 on Registrant’s consolidated financial statements, but does not expect it to have a material impact.

Note 2 – Restatement of Previously Issued Financial Statements

In connection with a deferred tax analysis of Registrant’s tax accounts performed in 2002, Registrant determined that it had miscalculated its net accumulated deferred income taxes over several years, resulting in taxes on income not being recognized in the proper period, and overstating Registrant’s net deferred tax liabilities and current taxes payable. Registrant further determined that the amount of the overstatements, which totaled approximately $4.7 million and $4.9 million for AWR and SCW, respectively, arose in prior years and that prior years’ financial statements should be restated to reduce net accumulated deferred income taxes, taxes payable and the related tax expense to reflect amounts currently due and deferred. The financial information for all periods included in these consolidated financial statements gives effect to the restatement.

The following tables summarize the effects of the restatement on Registrant’s financial statements for 2001 and 2000:

	December 31, 2001

	AWR		SCW

(dollars in thousands)	Previously Reported	Restated	Previously Reported	Restated

Consolidated Balance Sheets:
Regulatory tax-related assets	$15,843	$13,908	$15,843	$13,908
Taxes payable	(5,389)	(404)	(5,599)	(1,194)
Accumulated deferred income taxes - net	(53,444)	(51,541)	(52,075)	(49,399)
Regulatory tax-related liability	(1,773)	(2,054)	(1,773)	(2,054)
Earnings reinvested in the business	(74,544)	(79,216)	(72,716)	(77,581)

	Year Ended December 31, 2001

	AWR		SCW

(dollars in thousands except EPS)	Previously Reported	Restated	Previously Reported	Restated

Statements of Income:
Taxes on income	$15,379	$14,370	$15,066	$14,057
Operating income	36,692	37,701	35,030	36,039
Net income	20,447	21,456	19,829	20,838
Basic earnings per share	$1.35	$1.41	$185,318	$194,748
Diluted earnings per share	$1.33	$1.41	N/A	N/A

	Year Ended December 31, 2000

	AWR		SCW

(dollars in thousands except EPS)	Previously Reported	Restated	Previously Reported	Restated

Statements of Income:
Taxes on income	$15,127	$13,182	$14,881	$12,743
Operating income	32,307	34,252	32,175	34,313
Net income	18,086	20,031	17,685	19,823
Basic earnings per share	$1.28	$1.42	$176,850	$198,230
Diluted earnings per share	$1.28	$1.42	N/A	N/A

The effect of the restatement did not have an impact on cash flows from operating, investing or financing activities for the years ended December 31, 2001 and 2000.

Note 3 – Utility Plant

The following table shows Registrant’s consolidated utility plant by major class:

	As of December 31,

(in thousands)	2002	2001

Water
Land	$8,181	$7,689
Source of water supply	36,746	31,471
Pumping	83,299	75,739
Water treatment	32,079	27,316
Transmission and distribution	460,512	431,858
General	73,132	71,112

	693,949	645,185

Electric
Transmission and distribution	36,846	34,566
General	4,171	3,959

	41,017	38,525

Less accumulated depreciation	(206,873)	(190,656)

Construction work in progress	35,218	46,788

Net utility plant	$563,311	$539,842

Note 4 - Capital Stock

All Preferred Shares, including the 4%, 4¼% and 5% Series, were fully redeemed at the option of AWR in April 2002. At December 31, 2002, there are no Preferred Shares outstanding. The redemption price per share for each series of $25 Preferred Shares was $27.00, $26.50 and $25.25 for the 4%, 4¼% and 5% Series, respectively, plus accrued and unpaid dividends to the redemption date. The table below summarizes the activity of the preferred shares during the three years ended December 31, 2002:

(in thousands)	Preferred Shares Series 4%		Preferred Shares Series 4¼ %		Mandatorily Redeemable Preferred Shares Series 5%

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1999	32,000	$800	32,000	$800	16,000	$400

Redeemed at $25 per share	—	—	—	—	(1,600)	(40)

Balance at December 31, 2000	32,000	$800	32,000	$800	14,400	$360

Redeemed at $25 per share	—	—	—	—	(1,600)	(40)

Balance at December 31, 2001	32,000	$800	32,000	$800	12,800	$320

Fully redeemed	(32,000)	(800)	(32,000)	(800)	(12,800)	(320)

Balance at December 31, 2002	—	$—	—	$—	—	$—

On June 7, 2002, Registrant completed a 3-for-2 stock split of Common Shares for the holders of record on May 15, 2002. Earnings per share and number of shares have been retroactively restated for all periods presented to reflect the stock split.

AWR has a Registration Statement on file with the Securities and Exchange Commission for issuance, from time to time, of up to $60 million in aggregate in Common Shares, Preferred Shares and/or debt securities. On August 16, 2000, AWR issued 1,107,000 shares under this Registration Statement. Net proceeds from this sale were used to fund a portion of the purchase price of CCWC and were invested in SCW. As of December 31, 2002, approximately $31,080,000 remained for issuance under this Registration Statement.

During the year ended December 31, 2002, Registrant issued 30,180 and 31,211 Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (DRP) and 401(k) Plan, respectively. There are 709,379 and 63,906 Common Shares authorized but unissued under the DRP and the 401(k) Plan, respectively, at December 31, 2002. Shares reserved for the 401(k) Plan are in relation to Company matching contributions and for investment purposes by participants. During the year ended December 31, 2001, all shares issued under Registrant’s DRP and the 401(k) Plan were purchased on the open market. During the year ended December 31, 2000, Registrant issued 10,442 and 11,996 Common Shares under the DRP and 401(k) Plan, respectively.

In 1998, the Board of Directors adopted a Shareholder Rights Plan (Rights Plan) and authorized a dividend distribution of one right (a Right) to purchase 1/1000th of Junior Participating Preferred Share for each outstanding Common Share. The Rights Plan became effective in September 1998 and will expire in September 2008. The Rights Plan is designed to provide shareholders’ protection and to maximize shareholder value by encouraging a prospective acquirer to negotiate with the Board of Directors.

Each Right represents a right to purchase 1/1000th of Junior Participating Preferred Share at the price of $120, subject to adjustment (the Purchase Price). Each Junior Participating Preferred Share is entitled to receive a dividend equal to 1000 times any dividend paid on each Common Share and 100 votes per share in any shareholder election. The Rights become exercisable upon occurrence of a Distribution Date event. A Distribution Date event occurs if (i) any person accumulates 15% of the then outstanding Common Shares, (ii) any person presents a tender offer which caused the person’s ownership level to exceed 15% and the board determines the tender offer not to be fair to AWR’s shareholders, or (iii) the board determines that a shareholder maintaining a 15% interest in the Common Shares could have an adverse impact on AWR or could attempt to pressure AWR to repurchase the holder’s shares at a premium.

Until the occurrence of a Distribution Date, each Right trades with the Common Share and is not separately transferable. When a Distribution Date occurs, AWR would distribute separately Rights Certificates to Common Shareholders. The Rights would subsequently trade separately from the Common Shares and each holder of a Right, other than the acquiring person whose Rights will thereafter be void, will have the right to receive upon exercise at its then current Purchase Price that number of Common Shares having a market value of two times the Purchase Price of the Right. If AWR merges into the acquiring person or enters into any transaction that unfairly favors the acquiring person or disfavors AWR’s other shareholders, the Right becomes a right to purchase Common Shares of the acquiring person having a market value of two times the Purchase Price.

The Board of Directors may determine that, in certain circumstances, a proposal, which would cause a distribution of the Rights, is in the best interest of AWR’s shareholders. Therefore, the board of directors may, at its option, redeem the Rights at a redemption price of $0.01 per Right.

Note 5 – Dividend Limitations

    On January 28, 2003, AWR declared a regular quarterly dividend of $0.221 per common share. The dividend, totaling approximately $3.4 million, was paid on March 1, 2003 to common shareholders of record at the close of business on February 7, 2003. In 2002, 2001 and 2000, AWR paid quarterly dividends to the shareholders, totaling approximately $13.2 million or $0.872 per share, $13.1 million or $0.867 per share, and $12.2 million or $0.857 per share, respectively. AWR’s ability to pay cash dividends on common stock outstanding depends primarily upon cash flows from its SCW subsidiary.

SCW is subject to contractual restrictions on its ability to pay dividends. SCW’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $154.7 million was available to pay dividends to AWR. Dividends in the amount of $14,630,000, $13,530,000, and $12,900,000, were paid to AWR by SCW in 2002, 2001 and 2000, respectively.

The ability of AWR, ASUS and SCW to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $86.3 million of retained earnings for AWR was available to pay dividends to Common Shareholders at December 31, 2002. Approximately $84.2 million was available from the retained earnings of SCW to pay dividends to AWR. At December 31, 2002, ASUS was not allowed to pay dividends to AWR under the California tests.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $4 million was available to pay dividends to AWR at December 31, 2002. Dividends in an amount of $1,003,000 were paid to AWR in 2001 by CCWC. There were no dividends distributed from CCWC to AWR in 2002 or 2000.

Note 6 – Bank Debt

AWR paid off a $25 million non-revolving credit facility on January 2, 2002. In June 2002, AWR established a new $75 million syndicated credit facility. Under the terms of this facility, either AWR or SCW may obtain letters of credit for up to $15 million. At December 31, 2002, $35 million in cash borrowing was outstanding under this facility, $21 million of which was used to fund AWR’s activities, $13 million was used to fund SCW’s operations and $1.0 was used to fund ASUS activities. Additionally, SCW has obtained letters of credit, in the amount of $8,247,534 in aggregate, including (1) a letter of credit, which expires May 31, 2003 in the amount of $966,534 with an annual fee of 0.625% as security for its self-insured workers’ compensation plan, (2) a letter of credit with a fee of 0.625%, which expires February 6, 2005, in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District, (3) a letter of credit with an annual fee of 0.625%, which expires in October 1, 2003, in the amount of $400,000 as security for the deductible in the Company’s business automobile insurance policy, and (4) a letter of credit with a fee of 0.625%, which expires March 31, 2005 in an amount, which varies from $270,000 to $585,000 during the year as security for the purchase of power. There were no compensating balances required. Loans can be obtained at the option of Registrant and bear interest at rates based on floating prime borrowing rates or at money market rates.

Registrant’s short-term borrowing activities (excluding Letters of Credit) for the last three years were as follows:

	December 31,

(in thousands, except percent)	2002	2001	2000

Balance Outstanding at December 31,	$35,000	$20,000	$45,000
Interest Rate at December 31,	2.16%	2.82%	7.19%
Average Amount Outstanding	$6,811	$34,748	$38,531
Weighted Average Annual Interest Rate	2.49%	4.65%	7.11%
Maximum Amount Outstanding	$35,000	$50,000	$50,000

There were no short-term borrowing activities at ASUS or CCWC.

Note 7 – Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures. The Company summarizes its long-term debt in the Statements of Capitalization. No long-term debt was issued in 2002. In January 2001, $20 million of Series C Medium Term Notes were sold with net proceeds from the issuance initially used to repay short-term bank borrowings and, after that, to fund construction expenditures. In 2001 SCW filed a Registration Statement for issuance from time to time of up to $100 million in debt securities. SCW issued $50 million in long-term debt in December 2001. The net proceeds were used to repay short-term bank borrowings, with the remaining proceeds used to refund certain existing long-term debt obligations, and for payments for construction, completion, extension or improvement of facilities. SCW has no mortgage debt, and leases and other similar financial arrangements are not material. Redemption of certain of the long-term debt issues outstanding as of December 31, 2002 and 2001 can be made in whole or in part at the option of SCW subject to redemption schedules imbedded in the agreements particular to each issue. With the exception of the 9.56% Notes, the redemption premiums in effect for 2003 range up to 7% of par value. The 9.56% Notes are subject to the make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value.

CCWC has long-term Industrial Development Authority Bonds (IDA Bonds) and a repayment contract due 2006. Substantially all of the utility plant of CCWC is pledged as collateral for its IDA Bonds. The Bond Agreement, among other things, (i) requires CCWC to maintain certain financial ratios, (ii) restricts CCWC’s ability to incur additional debt, make liens, sell, lease or dispose of assets, merge with another corporation, and pay dividends, and (iii) requires CCWC to establish a debt service reserve fund held in trust for future payments, which totaled $722,850 and $720,463 as of December 31, 2002 and 2001, respectively.

Annual maturities of all long-term debt, including capitalized leases, amount to approximately $13,305,000, $851,000, $905,000, $664,000, $627,000 and $228,042,000 for the five years ending December 31, 2003 through 2006 and thereafter, respectively.

Note 8 – Taxes on Income

Registrant provides deferred income taxes for temporary differences under SFAS No. 109, “Accounting for Income Taxes”, for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements. The most significant items are the tax effects of accelerated depreciation, the supply cost balancing accounts and advances for and contributions-in-aid-of-construction. SFAS No. 109 also requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Since the CPUC has consistently permitted the recovery of previously flowed-through tax effects, SCW has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities.

Deferred investment tax credits are being amortized to other income ratably over the lives of the property giving rise to the credits.

As discussed in Note 2, during 2002 it was determined that the consolidated accumulated deferred income taxes and current taxes payable had been overstated cumulatively by approximately $4.7 million as of December 31, 2001. The Company further determined that the amount of the overstatement arose in prior years and that prior years’ financial statements should be restated to reduce accumulated deferred income taxes, taxes payable and the related tax expense to reflect amounts currently due and deferred. The disclosures below reflect the restated amounts for 2001 and 2000.

The significant components of deferred tax assets and deferred tax liabilities, as reflected in the balance sheets, and the accumulated net deferred income tax liabilities at December 31, 2002 and 2001 were:

	December 31,

(dollars in thousands)	2002	2001 Restated Note 2

Deferred tax assets:
ITC & Excess Deferred Taxes	$2,054	$2,054
Other	8,674	9,104

	$10,728	$11,158

Deferred tax liabilities
Fixed assets	$(40,516)	$(35,782)
Regulatory tax liability – flow through	(12,828)	(13,899)
Other property related	3,342	(1,423)
Other non-property related	(2,864)	(1,072)
Balancing accounts	(11,679)	(10,523)

	(64,545)	(62,699)

Accumulated deferred income taxes – net	$(53,817)	$(51,541)

The current and deferred components of income tax expense are as follows:

	Year Ended December 31,

(dollars in thousands)	2002	2001 Restated Note 2	2000 Restated Note 2

Current
Federal	$6,709	$4,569	$6,720
State	1,769	1,387	1,886

Total current tax expense	$8,478	$5,956	$8,606

Deferred – Federal and State:
Accelerated depreciation	4,509	3,335	3,238
Balancing accounts	1,156	6,436	2,863
California privilege year franchise tax	(1,128)	(1,015)	(1,216)
Other	207	(657)	(392)

Total deferred tax expense	$4,744	$8,099	$4,493

Total income tax expense	$13,222	$14,055	$13,099

Income taxes included in operating expenses	12,949	14,370	13,182
Income taxes included in other income and expenses – net	273	(315)	(83)

Total income tax expense	$13,222	$14,055	$13,099

The federal statutory income tax rate is reconciled to the effective tax rate in the following table:

	Year Ended December 31,

(dollars in thousands, except percent)	2002	2001 Restated Note 2	2000 Restated Note 2

Federal taxes on pre-tax income at statutory rates	$11,746	$12,426	$11,595
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	1,859	1,885	1,769
Flow through on fixed assets	169	166	310
Other – net	(552)	(422)	(575)

Total income tax expense	$13,222	$14,055	$13,099

Pre-tax income	$33,561	$35,511	$33,130

Effective income tax rate	39.4%	39.6%	39.5%

Note 9 – Employee Benefit Plans

Registrant maintains a pension plan (the “Plan”) that provides eligible employees (those aged 21 and older, with one year of service) monthly benefits upon retirement based on average salaries and length of service. The normal retirement benefit is equal to 2% of the five highest consecutive years average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option. Annual contributions are made to the Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (ERISA).

Registrant also provides all active employees medical, dental and vision care benefits through a medical insurance plan. Eligible employees, who retired prior to age 65, and/or their spouses, were able to retain the benefits under the active plan until reaching age 65. Eligible employees upon reaching age 65, and those employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit.

The CPUC has issued a decision, which provides for the recovery in rates of tax-deductible contributions made to a separate trust fund. In accordance with that decision, Registrant established two separate trusts in 1995, one for those retirees who were subject to a collective bargaining agreement and another for all other retirees. Registrant’s funding policy is to contribute annually an amount at least equal to the revenues authorized to be collected through rates for post-retirement benefit costs. Post-retirement benefit costs for 1993, 1994 and 1995 were estimated at a total of $1.6 million and have been recorded as a regulatory asset for recovery over a 20-year period. The unamortized balance at December 31, 2002 was $386,676.

At December 31, 2002, Registrant had 765 participants in the Plan, 67 of these are employees covered by collective bargaining agreements. One collective bargaining agreement expires in 2004 and one should have expired in 2002, but has been extended by mutual consent of the parties involved until a new contract is ratified. The following table sets forth the Plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued post-retirement liability at December 31, 2002 and 2001:

	Pension Benefits		Other Postretirement Benefits

(dollars in thousands)	2002	2001	2002	2001

Change in Benefit Obligation:
Benefit Obligation at beginning of year	$43,830	$40,521	$4,939	$4,585
Service Cost	2,091	1,868	294	115
Interest Cost	3,061	2,877	507	335
Actuarial Loss/(Gain)	1,797	(81)	2,703	159
Plan Amendment	—	105	—	—
Benefits Paid	(1,706)	(1,460)	(283)	(255)

Benefit Obligation at end of year	$49,073	$43,830	$8,160	$4,939

Changes in Plan Assets:
Fair Value of Plan Assets at beginning of year	$42,004	$45,105	$2,192	$2,058
Actual Return of Plan Assets	(2,058)	(1,641)	32	(78)
Employer Contributions	1,518	—	741	468
Benefits Paid	(1,706)	(1,460)	(283)	(256)

Fair Value of Plan Assets at end of year	$39,758	$42,004	$2,682	$2,192

Reconciliation of Funded Status:
Funded Status	($9,315)	($1,826)	($5,478)	($2,747)
Unrecognized Transition Obligation	—	—	5,030	5,449
Unrecognized Net Loss/(Gain)	9,358	2,137	1,627	(1,218)
Unrecognized Prior Service Cost	320	372	(2,629)	(2,829)

Prepaid/(Accrued) Pension Cost	$363	$683	($1,450)	($1,345)

Weighted-Average Assumptions as of December 31:
Discount Rate	6.75%	7.25%	6.75%	7.25%
Long-term Rate of Return	7.00%	8.00%	*	8.00%
Salary Assumption	4.00%	4.00%	NA	NA

*         7.0% for union plan, 4.2% for non-union, net of income taxes

A sliding scale for assumed health care cost increases was used for both periods. 2001 started at 8.5% then graded down ½ percentage point each year to the ultimate rate of 5% after 6 years. In 2002, health care cost increases started at 12.0% grading down to 5.0% in 10 years for those under age 65, and at 14.0% grading down to 4.5% in 10 years for post 65.

The components of net periodic post-retirement benefits cost for 2002, 2001, 2000 are as follows:

	Pension Benefits			Other Postretirement Benefits

(dollars in thousands)	2002	2001	2000	2002	2001	2000

Components of Net Periodic Benefits Cost:
Service Cost	$2,091	$1,868	$1,530	$294	$115	$103
Interest Cost	3,061	2,877	2,649	507	335	313
Expected Return on Plan Assets	(3,365)	(3,548)	1,336	(32)	78	(70)
Amortization of Prior Service Cost	52	44	(5,448)	78	(107)	23

Net Periodic Pension Cost	$1,839	$1,241	$67	$847	$421	$369

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(dollars in thousands)	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on Total of Service and Interest Cost Components	$50	($60)
Effect on Postretirement Benefit Obligation	$531	($606)

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Company contributions to the 401(k) are based upon a percentage of individual employee contributions and, for 2002, 2001 and 2000, totaled $975,687, $953,938, and $968,019, respectively.

Note 10 – Stock Compensation Plan

Registrant established a 2000 Stock Incentive Plan (the “2000 Plan”) adopted at the Shareholders’ Annual Meeting in 2000 to provide stock-based incentives as a means of promoting the success of the Company by attracting, retaining and aligning the interests of employees with those of shareholders generally. There are 375,000 Common Shares reserved for issuance under the 2000 Plan. An additional 375,000 Common Shares have been reserved for issuance, subject to shareholder approval.

The fair value of stock options used to compute pro forma net income and earnings per share disclosures discussed in Note 1, is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

December 31,	2002	2001	2000

Weighted-average fair value of option granted	$3.83	$3.49	$3.56
Risk-free rate of return	4.30%	4.86%	6.69%
Dividend yield	6.01%	6.94%	6.74%
Expected volatility	28.14%	27.84%	26.54%
Expected life	5	5	5

Stock option transactions relating to the 2000 Stock Incentive Plan are summarized below:

	2002		2001		2000

	Option Shares	Weighted Price	Option Shares	Weighted Price	Option Shares	Weighted Price

Options outstanding at beginning of year	135,970	$22.03	67,985	$20.83	—	$—
Granted	116,775	23.43	68,985	23.21	68,985	20.83
Exercised	—	—	—	—	—	—
Cancelled	(15,135)	23.03	(1,000)	22.02	(1,000)	20.83

Options outstanding at end of year	237,610	$22.66	135,970	$22.03	67,985	$20.83

Option exercisable at end of year	65,118	$21.62	22,662	$20.83	—	—

One-third of the stock options granted become exercisable on each of the first three anniversaries of the grant date, but may be exercised earlier if there is a change in control of the Company. Weighted average remaining contractual life at December 31, 2002 was 8.31 years. Exercise prices of options outstanding at December 31, 2002 ranged from $20.83 to $23.43 per share.

Note 11 - Business Risks and Commitments

Registrant’s utility operations are engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues in 2002, which is about the same percentage as in 2001. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, and general business conditions.

Approximately 41.3% of SCW’s water supply is purchased from wholesalers of imported water, with the remainder produced from Company wells. The long-term availability of imported water supplies is dependent upon, among other things, drought conditions throughout the state of California, increases in population, water quality standards, legislation that may potentially reduce water supplies and issues related to California’s allocation of Colorado River water. Reservoir storage in California statewide stood at 84% of normal in February of 2003. California missed a federal deadline of December 31, 2002 to show how it will reduce the Colorado River water that it takes beyond its entitlement after negotiations broke down on how to divide the water in Southern California. As a result, the federal government began to cut Southern California’s Colorado River supplies in January 2003.

CCWC also obtains its water from the Colorado River through a long-term water supply contract with the Central Arizona Water Conservation District. CCWC is entitled to take 6,978 acre feet of water per year from the Central Arizona Project (CAP) pursuant to the terms of this contract through September 2043. CCWC’s water supply may be subject to interruption or reduction, in particular owing to interruption or reduction of CAP water. In the event of interruption or reduction of CAP water, CCWC can rely on its well water supplies for short-term periods. However, in any event, the quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs. For the water year of 2002, 4,069,700 AF of water flowed into Lake Powell from the Colorado River, or 23% of normal. For the 2003 water year precipitation levels have improved, although still below normal levels, and the Colorado River flow into Lake Powell has been 1,580,000 AF, through February 2003, or 67% of normal.

All electric energy sold by SCW to customers in its BVE customer service area is purchased from others. In March 2001, SCW entered into a five-year nine-month, block forward purchase contract with Mirant Marketing to supply its BVE customer service area with 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. SCW has filed a complaint with the FERC seeking to reduce the rates in the Mirant Marketing contract to a just and reasonable price. On December 19, 2002 the FERC issued an initial decision denying SCW’s complaint. SCW has appealed the initial decision but anticipates that it is unlikely that FERC will grant its request to reduce these charges.

In June 2001, SCW executed a three-year, block forward purchase agreement with PWCC for an additional 8 MWs of electric energy to meet BVE’s peak winter demands at a price of $75 per MWh for the first year, $48 per MWh for the second year and $36 per MWh for the third year. Effective November 2002, SCW entered into a series of purchase power contracts with PWCC. Under the agreements, SCW will sell 15 MWs of electric energy to PWCC at a price of $95 per MWh beginning November 1, 2002 through December 31, 2006, and 8 MWs of electric energy to PWCC at the prices set forth in the June 2001 energy purchase agreement with PWCC. In return, PWCC will supply SCW’s BVE customer service area with 15 MWs of electric energy at a price of $74.65 per MWh beginning November 1, 2002 through December 31, 2008, and an additional 8 MWs at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 through March 31, 2008 and for the period November 1, 2008 through December 31, 2008. Total commitments under these agreements amount to $71.9 million with $12 million due each year through December 31, 2008.

The average minimum load at SCW’s Bear Valley Electric customer service area has been approximately 14 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating.

On July 17, 2002, the CPUC approved a settlement agreement reached among SCW, all intervening parties and the Office of Ratepayer Advocates (“ORA”), which permits SCW to recover $77 per MWh of purchased power costs through rates, effective immediately thereafter. SCW will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year for 10 years in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed against income. In 2002, approximately $0.7 million was written-off against income. As a result of the settlement, SCW is also permitted to collect a surcharge of 2.2¢ per kilowatt hour from its customers for up to ten years commencing August 2001 to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account, with interest, incurred by SCW during the energy crisis in 2000-2001.

Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power. In order to meet these increasing energy demands, SCW is considering the construction of a natural gas-fueled generation facility owned by SCW. A Certificate of Public Convenience and Necessity was filed to seek the CPUC’s authorization. If approved, it will authorize construction of the facility and enable SCW to file for further increases in electric energy prices for customers of SCW’s Bear Valley Electric customer service area.

Operating Leases – Registrant leases equipment and facilities primarily for its Regional and District offices under non-cancelable operating leases with varying terms, provisions, and expiration dates. During 2002, 2001 and 2000, Registrant’s consolidated rent expense was $1,992,889, $1,893,337 and $1,794,113, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2002 are as follows:

2003	$1,794,370
2004	1,739,878
2005	1,516,694
2006	991,583
2007	509,496
Thereafter	278,731

Total:	$6,830,752

Note 12 - Contingencies

SCW has been named as a defendant in twenty two lawsuits that allege that SCW and other water utilities, delivered unsafe water to their customers. Plaintiffs in these actions seek damages, including general, special, and punitive damages, according to proof at trial, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief. Nineteen of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of California; three of the lawsuits involve a customer service area located in Sacramento County in northern California. On September 1, 1999, the Court of Appeal in San Francisco held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of these lawsuits. On October 11, 1999, one group of plaintiffs appealed the decision to the California Supreme Court.

On February 4, 2002, the California Supreme Court concluded that (i) the CPUC had preemptive jurisdiction over claims seeking injunctive relief and claims based on the theory that a public utility regulated by the CPUC provided unsafe drinking water even though it had complied with federal and state drinking water standards, but (ii) the CPUC did not have preemptive jurisdiction over damage claims alleging violations of federal and state drinking water standards by public utilities regulated by the CPUC. As a result, damage claims based on allegations of violations of federal and state drinking water standards may proceed while the other claims must be dismissed. In light of the breadth of plaintiffs’ claims, the lack of factual information regarding plaintiffs’ claims and injuries, if any, the impact of the California Supreme Court decision on plaintiffs’ claims and the fact that no discovery has yet been completed, SCW is unable at this time to determine what, if any, potential liability it may have with respect to claims based on allegations of violation of federal and state drinking water standards.

On October 25, 1999, SCW sued Aerojet-General Corporation (Aerojet) for causing the contamination of the Sacramento County Groundwater Basin. A cross complaint in 2000 filed by Aerojet against SCW for negligence and constituting a public nuisance was dismissed by the court in October 2002.

In a separate case, also filed on October 25, 1999, SCW filed a lawsuit against the State of California and its State Water Resources Control Board, Central Valley Regional Water Quality Control Board, and Department of Toxic Substances Control (collectively, the State) alleging that the State had substantially participated in a project to inject chemical pollution into portions of the Sacramento County groundwater basin and that pollution is progressively destroying the groundwater supply in SCW’s Rancho Cordova water system. SCW and the State have entered into a comprehensive $2,475,000 settlement of all of SCW’s claims against the State contingent upon the court’s approval of the good faith of the settlement.

The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting the cases against the State and Aerojet from customers, less any recovery from the defendants or others. As of December 31, 2002, approximately $13.7 million has been recorded in the memorandum accounts as Other Deferred Charges. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million, in expenses that were incurred on or before August 31, 2000. SCW will file to replace the current six year amortization to reflect the current memorandum account balance and maintain a long-tern amortization period in the next general rate case application for its Region I. The Notice of Intent for the application was filed with the CPUC on January 31, 2003. Management believes these costs are recoverable but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time SCW has been working with the Regional Water Quality Control Board as well as the owner of a gas service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier.

Volatile Organic Compounds (VOC) and perchlorate have been detected in 2 wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in the federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues, prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. Following a hearing on these motions on March 31, 2003, the judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant is currently evaluating the potential impact of this decision, its opportunity to appeal the decision and the opportunity to amend its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from PRPs future costs associated with the treatment of these wells.

SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric Service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project as well as for violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. To date, SCW has spent approximately $ 1.7 million in this matter, all of which was expensed. A trial date of May 5, 2003 has been set. SCW intends to fully prosecute this matter.

Management believes that proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Note 13 - Construction Program

SCW’s 2003 construction budget provides for gross expenditures of approximately $88.3 million; $6.7 million of this amount is anticipated to be obtained from developers and others. The increase in the capital budget for 2003 principally reflects the 2003 infrastructure replacement program in SCW’s Metropolitan customer service area, a treatment plant upgrade, various water supply related projects, and security related costs. However, approved capital expenditures may be limited pending CPUC approval of SCW’s general rate case filings. CCWC has a net capital budget of $3.0 million for 2003 primarily reflecting improvement and upgrade of a water treatment plant. AWR and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate municipal water and wastewater systems, which may ultimately involve significant capital commitments.

Note 14 - Business Segments

AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water-service utility operation conducted through its CCWC unit, and a non-regulated activity unit through the ASUS subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS are conducted in California and Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s operating segments, CCWC and non-regulated businesses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to the Company.

(dollars in thousands)	Year Ended December 31, 2002

	SCW		CCWC Water	Non- Regulated*	Consolidated AWR

	Water	Electric

Operating revenues	$180,904	$21,298	$6,157	$846	$209,205
Operating income before income taxes	46,974	4,169	1,749	(2,295)	50,597
Interest expense, net	15,275	1,361	482	581	17,699
Identifiable assets	507,802	26,591	28,851	67	563,311
Depreciation expense	15,914	1,470	918	—	18,302
Capital additions	$38,581	$907	$1,100	$67	$40,655

(dollars in thousands)	Year Ended December 31, 2001

	SCW		CCWC Water	Non- Regulated*	Consolidated AWR

	Water	Electric

Operating revenues	$175,204	$15,251	$6,270	$789	$197,514
Operating income before income taxes	54,037	(3,941)	1,915	60	52,071
Interest expense, net	13,385	1,192	527	631	15,735
Identifiable assets	484,002	27,182	28,658	—	539,842
Depreciation expense	15,264	1,446	1,241	—	17,951
Capital additions	$44,773	$2,256	$541	—	$47,570

(dollars in thousands)	Year Ended December 31, 2000

	SCW		CCWC Water	Non- Regulated*	Consolidated AWR

	Water	Electric

Operating revenues	$167,529	$14,366	$1,266	$799	$183,960
Operating income before income taxes	42,542	4,520	292	80	47,434
Interest expense, net	13,176	1,174	125	(353)	14,122
Identifiable assets	453,538	26,531	29,027	—	509,096
Depreciation expense	13,685	1,401	253	—	15,339
Capital additions	$41,774	$2,303	$2,014	—	$46,091

      *   Includes amounts from ASUS and AWR.

Note 15 - Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2002 and 2001 represent both SCW and CCWC. Provisions in 2000 represent SCW only.

	December 31,

(dollars in thousands)	2002	2001	2000

Balance at beginning of year	$972	$510	$487
Provision charged to expense	324	1,033	630
Accounts written off, net of recoveries	(527)	(571)	(607)

Balance at end of year	$769	$972	$510

Neither AWR nor ASUS have established any provision for doubtful accounts.

Note 16 - Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of basic earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	For The Year Ended December 31, 2002

(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share

First Quarter	$44,485	$7,918	$3,807	$0.25
Second Quarter	52,802	9,886	5,435	0.36
Third Quarter	61,612	11,864	7,639	0.50
Fourth Quarter	50,306	7,980	3,458	0.23

Year	$209,205	$37,648	$20,339	$1.34

	For The Year Ended December 31, 2001

	Operating Revenues	Operating Income		Net Income		Basic Earning Per Share

(in thousands, except per share amounts)		Previously Reported	Restated Note 2	Previously Reported	Restated Note 2	Previously Reported	Restated Note 2

First Quarter	$40,291	$7,223	$7,580	$3,117	$3,474	$0.21	$0.23
Second Quarter	49,870	9,013	9,456	5,053	5,496	0.33	0.36
Third Quarter	59,410	13,372	13,651	9,454	9,733	0.63	0.64
Fourth Quarter	47,943	7,084	7,014	2,823	2,753	0.18	0.18

Year	$197,514	$36,692	$37,701	$20,447	$21,456	$1.35	$1.41

Report of Management

The consolidated financial statements contained in the annual report were prepared by the management of American States Water Company, which is responsible for their integrity and objectivity. The consolidated financial statements were prepared in accordance with generally accepted accounting principles and include, where necessary, amounts based upon management’s best estimates and judgments. All other financial information in the annual report is consistent with the consolidated financial statements and is also the responsibility of management.

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

The Audit Committee, composed of three outside directors, exercises oversight of management’s discharge of its responsibilities regarding the systems of internal control and financial reporting. The committee periodically meets with management, the internal auditor and the independent accountants to review the work and findings of each. The committee also reviews the qualifications of, and recommends to the board of directors, a firm of independent accountants.

The independent accountants, PricewaterhouseCoopers LLP, have performed an audit of the consolidated financial statements in accordance with generally accepted auditing standards. Their audit gave consideration to Registrant’s system of internal accounting control as a basis for establishing the nature, timing and scope of their work. The result of their work is expressed in their Report of Independent Accountants.

s/	FLOYD E. WICKS	s/	McCLELLAN HARRIS III

	Floyd E. Wicks President, Chief Executive Officer		McClellan Harris III Chief Financial Officer, Sr. Vice President - Finance, Treasurer and Corporate Secretary

April 7, 2003

Report of Independent Accountants

To the Board of Directors and Shareholders
      of American States Water Company

In our opinion, the accompanying consolidated balance sheets and consolidated statements of capitalization and the related consolidated statements of income, of changes in common shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (the Company) and Southern California Water Company (SCW) at December 31, 2002 and 2001, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s and SCW’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 and changed its method of accounting for goodwill.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has revised its consolidated financial statements for the years ended December 31, 2001 and 2000 to decrease the provision for taxes on income and the related accumulated deferred income taxes – net and taxes payable balances.

PricewaterhouseCoopers LLP
Los Angeles, California
April 7, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 13, 2003, the Registrants dismissed Arthur Andersen LLP as its independent auditor. The decision to dismiss Arthur Andersen was recommended by the Registrants’ Audit Committee and approved by the Board of Directors.

Arthur Andersen’s report on the financial statements of the Registrants for each of the years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2000 and December 31, 2001, and the interim period between December 31, 2001 and May 13, 2002, there were no disagreements between the Registrants and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the years ended December 31, 2000 and December 31, 2001, and the interim period between December 31, 2001 and May 13, 2002, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC). In May 2002, Arthur Andersen furnished the Registrants with a letter addressed to the SEC stating that it agrees with the statements above. A copy of the letter was included as an exhibit to the Form 8-K filed by the Company in May 2002.

The Registrants engaged PricewaterhouseCoopers LLP as its independent auditor, effective May 13, 2002. During the years ended December 31, 2000 and December 31, 2001, and the interim period between December 31, 2001 and May 13, 2002, neither the Registrants nor anyone on their behalf consulted with PricewaterhouseCoopers LLP (i) regarding the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Registrants’ financial statements, or (iii) any matter that was either the subject of a disagreement (as described above) or a reportable event.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information responsive to Part III, Item 10 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and “Executive Officers - Experience, Security Ownership and Compensation” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11. Executive Compensation

Information responsive to Part III, Item 11 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and “Executive Officers - Experience, Security Ownership and Compensation” and “Performance Graph” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and “Executive Officers - Experience, Security Ownership and Compensation” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13. Certain Relationships and Related Transactions

Information responsive to Part III, Item 13 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 14. Controls and Procedures

a)        Within ninety days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and there are no significant deficiencies or material weaknesses.

b)        During the 90 days preceding the filing of this report, Registrant noted one matter involving internal controls that is considered to be a weakness under standards established by American Institute of certificated Public Accountants. In connection with a deferred tax analysis of Registrant’s tax accounts performed in 2002 for a period of 20 years, Registrant determined that it had miscalculated its net accumulated deferred income taxes over several years, resulting in taxes on income not being recognized in the proper period and overstating the net deferred tax liabilities and current taxes payable of AWR and SCW by $4.7 million and by $4.9 million, respectively, for prior years. Registrant further determined that the amounts of the overstatements arose in prior years and that prior years’ financial statements should be restated to reduce net accumulated deferred income taxes, taxes payable and the related tax expense to reflect amounts currently due and deferred. Registrant is in the process of acquiring appropriate tax software and will add qualified staff as needed to ensure the accuracy in this regard.

There have been no other changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       1. Reference is made to the Financial Statements incorporated herein by reference to Part II, Item 8 hereof.

2. All required schedules may be found in the Financial Statements and Notes to Financial Statements incorporated herein by reference to Part II, Item 8 hereof or at the conclusion of this Item. Schedules II, III, IV, and V are omitted as they are not applicable.

(b)       No Reports on Form 8-K were filed during the fourth quarter of 2002.

(c)       Exhibits -

3.1	By-Laws of American States Water Company incorporated herein by reference to Registrant’s Form 8-K, dated November 2, 1998.

3.2	Amended and Restated By-laws of Southern California Water Company.

3.3	Amended and Restated Articles of Incorporation of American States Water Company.(1)

3.3.1	Restated Articles of Incorporation of Southern California Water Company incorporated herein by reference to Registrant’s Form 8-K, dated January 20, 1999. (1)

4.1

Amended and Restated Rights Agreement, dated January 25, 1999, by and between American States Water Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1998.

4.2	Indenture, dated September 1, 1993 between Southern California Water Company and Chemical Trust Company of California incorporated herein by reference to Registrant’s Form 8-K.

10.1

Agreement of Merger dated as of June 25, 1998 by and among Southern California Water Company, SCW Acquisition Corp. and American States Water Company incorporated herein by reference to Registrant’s Form 8-K, dated July 1, 1998.

10.2	Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151. (2)

10.3

Reimbursement Agreement, dated September 1, 2000, between Southern California Water Company and Bank of America, N.A. incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000.

10.4

Second Sublease dated October 5, 1984 between Southern California Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151.

10.5

Note Agreement dated as of May 15, 1991 between Southern California Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991.

10.6

Schedule of omitted Note Agreements, dated May 15, 1991, between Southern California Water Company and Transamerica Annuity Life Insurance Company, and Southern California Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991.

10.7

Loan Agreement between California Pollution Control Financing Authority and Southern California Water Company, dated as of December 1, 1996 incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1998.

10.8

Agreement for Financing Capital Improvement dated as of June 2, 1992 between Southern California Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1992.

10.9

Water Supply Agreement dated as of June 1, 1994 between Southern California Water Company and Central Coast Water Authority incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1994.

10.10

Amended and Restated Retirement Plan for Non-Employee Directors of American States Water Company, dated as of October 25, 1999, incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1999. (2)

10.11	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Rule 424 (b) (3) filing dated October 27, 1999.

10.12	Key Executive Long-Term Incentive Plan incorporated herein by reference to Registrant’s 1995 Proxy Statement. (2)

10.14

Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between American States Water Company, Southern California Water Company and certain executives incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1999. (2)

10.15

Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between Southern California Water Company and certain executives incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1999. (2)

10.16	Southern California Water Company Pension Restoration Plan incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1999. (2)

10.17	American States Water Company Annual Incentive Plan as amended April 29, 2002 incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002. (2)

10.18	American States Water Company amended 2000 Stock Incentive Plan incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000. (2)

10.19

Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA,, dated as of December 1, 1997 incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000.

10.20

Delivery Agreement between Central Arizona Water Conservation District and Chaparral City Water Company, dated as of December 6, 1984 incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000.

10.21

Repayment Contract between the United States Bureau of Reclamation and Chaparral City Water Company, dated as of December 6, 1984 for construction of a delivery and storage system to transport CAP water incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000.

10.22	Energy Transaction Confirmation with Mirant Americas Energy Marketing, LP incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended March 31, 2001.

10.23

Power Purchase Agreement in June 2001 between Southern California Water Company and Pinnacle West Capital Corporation incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 2001.

10.24	Western Systems Power Pool Agreement incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 2001.

10.25	Automated Power Exchange Master Service and Participation Agreement incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2001.

10.26	American States Water Company Three-Year Dividend Equivalent Right Certificate incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002. (2)

10.27	Power Purchase Agreement dated September 3, 2002 between Southern California Water Company and Pinnacle West Capital Corporation. (1)

10.28	Credit Agreement between American States Water Company dated June 6, 2002 with Wells Fargo Bank, N.A., as Administrative Agent. (1)

21.	Subsidiaries of Registrant incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1998.

23.	Consent of Independent Public Accountants. (1)

(d)       None.

______________

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

McClellan Harris III Sr. Vice President - Finance, Treasurer, Chief Financial Officer and Secretary
Date: April 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

s/ LLOYD E. ROSS.	Date: April 7, 2003

Lloyd E. Ross Chairman of the Board and Director

s/ FLOYD E. WICKS.	April 7, 2003

Floyd E. Wicks Principal Executive Officer; President, CEO and Director

s/ McCLELLAN HARRIS III.	April 7, 2003

McClellan Harris III Principal Financial and Accounting Officer; CFO, Sr. VP - Finance, Treasurer and Secretary

s/ JAMES L. ANDERSON.	April 7, 2003

James L. Anderson, Director

s/ JEAN E. AUER.	April 7, 2003

Jean E. Auer, Director

s/ N. P. DODGE, JR.	April 7, 2003

N. P. Dodge, Jr., Director

s/ ANNE M. HOLLOWAY.	April 7, 2003

Anne M. Holloway, Director

s/ ROBERT F. KATHOL.	April 7, 2003

Robert F. Kathol, Director

CERTIFICATIONS

I, Floyd E. Wicks, Chief Executive Officer of the Registrant, certify that:

1)        I have reviewed this annual report on Form 10-K for the period ended December 31, 2002 (this “annual report”);

2)        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)        The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Section 240.13a-14of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934) for the Registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)        The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)        The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 7, 2003	By:	/s/ FLOYD E. WICKS

Floyd E. Wicks Chief Executive Officer

CERTIFICATIONS

I, McClellan Harris III, Chief Financial Officer of the Registrant, certify that:

1)        I have reviewed this annual report on Form 10-K for the period ended December 31, 2002 (this “annual report”);

2)        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)        The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Section 240.13a-14of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934) for the Registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)        The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)        The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 7, 2003	By:	/s/ McCLELLAN HARRIS III

McClellan Harris III Chief Financial Officer, Senior Vice President- Finance, Treasurer and Corporate Secretary

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors and Shareholders
    of American States Water Company

Our audits of the consolidated financial statements referred to in our report dated April 7, 2003 appearing in the 2002 Annual Report to Shareholders of American States Water Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements referred to above, the Company has revised its consolidated financial statements for the years ended December 31, 2001 and 2000 to decrease the provision for taxes on income and the related accumulated deferred income taxes – net and taxes payable balances.

PricewaterhouseCoopers LLP
Los Angeles, California
April 7, 2003

AMERICAN STATES WATER COMPANY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,

(in thousands)	2002	2001 Restated (1)

Assets

Cash and equivalents	$2,297	$523
Other current assets	13,932	525

Total current assets	16,229	1,048

Investments in subsidiaries	231,737	225,378
Other deferred debits	401	115

Total assets	$248,367	$226,541

Liabilities and Capitalization

Notes payable to banks	35,000	$20,000
Accounts payable	59	7
Other current liabilities	29	—

Total current liabilities	35,088	20,007

Common shareholders’ equity	213,279	204,654
Preferred shares	—	1,880

Total capitalization	213,279	206,534

Total liabilities and capitalization	$248,367	$226,541

(1)       Restated due to overstatements in net deferred tax liabilities and current taxes payable that occurred in prior years. See Note 2 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

CONDENSED STATEMENTS OF INCOME

	December 31,

(in thousands except per share amount)	2002	2001 Restated (1)	2000 Restated (1)

Operating Revenues And Other Income	$—	$—	$—
Operating Expenses	651	403	206

Loss Before Equity in Earnings of Subsidiaries	(651)	(403)	(206)

Equity in Earnings of Subsidiaries	20,990	21,859	20,237

Net Income	20,339	21,456	20,031
Dividends on Preferred Shares	(29)	(84)	(86)

Earnings Available For Common Shareholders	$20,310	$21,372	$19,945

Weighted Average Number of Common Shares Outstanding	15,144	15,120	14,070

Basic Earnings Per Common Share	$1.34	$1.41	$1.42

Weighted Average Number of Diluted Common Shares Outstanding	15,157	15,122	14,070

Fully Diluted Earnings per Common Share	$1.34	$1.41	$1.42

(1)       Restated due to overstatements in net deferred tax liabilities and current taxes payable that occurred in prior years. See Note 2 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

CONDENSED STATEMENTS OF CASH FLOWS

	December 31,

(in thousands)	2002	2001 Restated (1)	2000 Restated (1)

Cash Flows From Operating Activities	$368	$18,457	$13,075

Cash Flows Used in Investing Activities	—	(25,000)	(24,340)

Cash Flows From Financing Activities	1,406	6,772	11,390

Increase in Cash and Equivalents	1,774	229	125
Cash and Equivalents at Beginning of Period	523	294	169

Cash and Equivalents at the End of Period	$2,297	$523	$294

Cash dividends received from Southern California Water Company and Chaparral City Water Company	$14,630	$14,533	$12,900

(1)       Restated due to overstatements in net deferred tax liabilities and current taxes payable that occurred in prior years. See Note 2 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.