Form 10-Q
period 2003-03-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2003-05-15
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended March 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
transition period from to

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

American States Water Company	Yes☒	No☐
Southern California Water Company	Yes☒	No☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.).

American States Water Company	Yes☒	No☐
Southern California Water Company	Yes☐	No☒

As of May 14, 2003, the number of Common Shares outstanding, no par value with stated value of $2.50, of American States Water Company was 15,194,865 shares.

As of May 14, 2003, all of the 110 outstanding Common Shares of Southern California Water Company were owned by American States Water Company.

AMERICAN STATES WATER COMPANY
and
SOUTHERN CALIFORNIA WATER COMPANY
FORM 10-Q

INDEX

		Page No.

Part I	Financial Information
Item 1:	Financial Statements	1
	Consolidated Balance Sheets of American States Water Company as of March 31, 2003 and December 31, 2002	2-3
	Consolidated Statements of Income of American States Water Company for the Three Months Ended March 31, 2003 and March 31, 2002	4
	Consolidated Statements of Income of American States Water Company for the Twelve Months Ended March 31, 2003 and March 31, 2002	5
	Consolidated Statements of Cash Flow of American States Water Company for the Three Months Ended March 31, 2003 and March 31, 2002	6
	Consolidated Balance Sheets of Southern California Water Company as of March 31, 2003 and December 31, 2002	7-8
	Consolidated Statements of Income of Southern California Water Company for the Three Months Ended March 31, 2003 and March 31, 2002	9
	Consolidated Statements of Income of Southern California Water Company for the Twelve Months Ended March 31, 2003 and March 31, 2002	10
	Consolidated Statements of Cash Flow of Southern California Water Company for the Nine Months Ended March 31, 2003 and March 31, 2002	11
	Notes to Consolidated Financial Statements	12-17
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18-43
Item 3:	Quantitative and Qualitative Disclosures About Market Risks	43-44
Item 4:	Controls and Procedures	44
Part II	Other Information
Item 1:	Legal Proceedings	44-47
Item 2:	Changes in Securities	47-48
Item 3:	Defaults Upon Senior Securities	48
Item 4:	Submission of Matters to a Vote of Security Holders	48
Item 5:	Other Information	48
Item 6:	Exhibits and Reports on Form 8-K	48
	Signature	49
	Certifications	50-51

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

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	March 31,	December 31,
(in thousands)	2003	2002

Utility Plant, at cost
Water	$698,579	$693,949
Electric	40,998	41,017

	739,577	734,966
Less - Accumulated depreciation	(212,371)	(206,873)

	527,206	528,093
Construction work in progress	39,943	35,218

	567,149	563,311
Other Property and Investments	22,610	22,670

Current Assets
Cash and cash equivalents	16,415	18,397
Accounts receivable-customers (less allowance for doubtful accounts of $735 in 2003 and $769 in 2002)	10,387	10,833
Unbilled revenue	11,066	12,277
Other accounts receivable	2,006	2,411
Taxes receivable	—	557
Materials and supplies, at average cost	1,007	936
Supply cost balancing accounts - current	3,171	3,215
Prepayments and other	2,677	3,220

	46,729	51,846

Deferred Charges and Other Long-Term Assets
Regulatory tax-related assets	13,028	12,828
Supply cost balancing accounts	24,589	25,248
Other accounts receivable	3,370	3,370
Other	26,075	22,377

Total deferred charges	67,062	63,823

Total Assets	$703,550	$701,650

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	March 31,	December 31,
(in thousands)	2003	2002

Capitalization
Common shareholders’ equity	$213,315	$213,279
Long-term debt	230,887	231,089

Total capitalization	444,202	444,368

Current Liabilities
Notes payable to banks	30,000	35,000
Long-term debt - current	13,305	13,305
Accounts payable	8,385	11,600
Taxes payable	962	—
Accrued employee expenses	5,091	5,105
Accrued interest	5,110	1,941
Other	11,929	12,569

Total current liabilities	74,782	79,520

Other Credits
Advances for construction	70,923	70,208
Contributions in aid of construction - net	48,532	47,751
Accumulated deferred income taxes - net	56,375	53,817
Unamortized investment tax credits	2,769	2,791
Regulatory tax-related liability	2,005	2,011
Other	3,962	1,184

Total other credits	184,566	177,762

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$703,550	$701,650

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Three Months Ended
	March 31,

(in thousands, except per share amounts)	2003	2002

Operating Revenues
Water	$39,425	$39,091
Electric	7,004	5,206
Other	247	188

	46,676	44,485

Operating Expenses
Water purchased	7,888	7,572
Power purchased for pumping	1,956	1,975
Power purchased for resale	3,856	4,816
Unrealized loss on purchased power contracts	283	—
Groundwater production assessment	1,667	1,795
Supply cost balancing accounts	958	(2,326)
Other operating expenses	4,040	3,776
Administrative and general expenses	7,524	7,564
Depreciation and amortization	4,947	4,568
Maintenance	1,950	1,892
Taxes on income	1,995	3,013
Other taxes	2,057	1,922

Total operating expenses	39,121	36,567

Operating Income	7,555	7,918
Other Income
Total other income	—	256

Income before interest charges	7,555	8,174
Interest Charges
Interest on long-term debt	4,255	4,256
Other interest and amortization of debt expense	310	111

Total interest charges	4,565	4,367
Net Income	2,990	3,807
Dividends on Preferred Shares	—	(21)

Earnings Available for Common Shareholders	$2,990	$3,786

Weighted Average Number of Shares Outstanding	15,188	15,120
Basic Earnings Per Common Share	$0.20	$0.25
Weighted Average Number of Diluted Shares	15,194	15,129
Fully Diluted Earnings Per Share	$0.20	$0.25
Dividends Declared Per Common Share	$0.221	$0.217

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE MONTHS
ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Twelve Months Ended
	March 31,

(in thousands, except per share amounts)	2003	2002

		Restated
		Note 2
Operating Revenues
Water	$187,394	$184,420
Electric	23,097	16,500
Other	905	789

	211,396	201,709

Operating Expenses
Water purchased	43,174	38,689
Power purchased for pumping	10,557	10,037
Power purchased for resale	14,857	16,745
Unrealized loss on power purchased contracts	2,813	—
Groundwater production assessment	7,289	7,169
Supply cost balancing accounts	(122)	(10,740)
Other operating expenses	17,248	16,810
Administrative and general expenses	29,969	36,093
Depreciation and amortization	18,682	18,036
Maintenance	9,897	8,319
Taxes on income	11,931	15,027
Other taxes	7,817	7,485

Total operating expenses	174,112	163,670

Operating Income	37,284	38,039
Other Income/(Loss)
Total other income (loss)	135	(69)

Income before interest charges	37,419	37,970
Interest Charges
Interest on long-term debt	16,970	14,523
Other interest and amortization of debt expense	927	1,659

Total interest charges	17,897	16,182
Net Income	19,522	21,788
Dividends on Preferred Shares	(9)	(83)

Earnings Available for Common Shareholders	$19,513	$21,705

Weighted Average Number of Shares Outstanding	15,161	15,120
Basic Earnings Per Common Share	$1.29	$1.44
Weighted Average Number of Diluted Shares	15,181	15,125
Fully Diluted Earnings Per Share	$1.29	$1.44
Dividends Declared Per Common Share	$0.876	$0.867

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED CASH FLOW STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Three Months Ended
	March 31,

(in thousands)	2003	2002

Cash Flows From Operating Activities:
Net income	$2,990	$3,807
Adjustments for non-cash items:
Depreciation and amortization	4,947	4,568
Deferred income taxes and investment tax credits	2,330	2,286
Other - net	240	(886)
Changes in assets and liabilities:
Accounts receivable - customers	446	885
Unbilled revenue	1,211	796
Other accounts receivable	405	75
Prepayments and other current assets	472	365
Supply cost balancing accounts	703	(2,326)
Deferred charges and other assets	(1,327)	(1,141)
Accounts payable	(3,215)	2,465
Taxes payable	1,519	(1,050)
Other current liabilities	2,515	3,211

Net cash provided	13,236	13,055

Cash Flows From Investing Activities:
Construction expenditures	(8,409)	(8,159)

Net cash used	(8,409)	(8,159)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	402	58
Receipt of advances for and contributions in aid of construction	1,780	974
Refunds on advances for construction	(433)	(449)
Repayment of long-term debt	(202)	(227)
Net change in notes payable to banks	(5,000)	(20,000)
Common and preferred dividends paid	(3,356)	(3,296)

Net cash used	(6,809)	(22,940)

Net decrease in cash and cash equivalents	(1,982)	(18,044)
Cash and cash equivalents, beginning of period	18,397	30,496

Cash and cash equivalents, end of period	$16,415	$12,452

Non-cash activities - supplemental disclosures:
Adoption of new accounting standard for asset retirement obligtions:
Cumulative effect of adoption - Regulatory asset	$2,495	—
Utility plant, net	223	—
Asset retirement obligations	(2,718)	—

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN CALIFORNIA WATER COMPANY

BALANCE SHEETS
ASSETS
(Unaudited)

	March 31,	December 31,
(in thousands)	2003	2002

Utility Plant, at cost
Water	$660,408	$656,331
Electric	40,998	41,017

	701,406	697,348
Less - Accumulated depreciation	(201,923)	(196,660)

	499,483	500,688
Construction work in progress	38,597	33,705

	538,080	534,393

Other Property and Investments	7,961	8,018

Current Assets
Cash and cash equivalents	7,239	11,677
Accounts receivable-customers (less allowance for doubtful accounts of $693 in 2003 and $729 in 2002)	10,207	10,609
Unbilled revenue	10,879	12,060
Intercompany receivable	3,142	1,044
Other accounts receivable	1,831	2,234
Materials and supplies, at average cost	977	905
Supply cost balancing accounts - current	3,171	3,215
Prepayments and other	2,537	3,005

	39,983	44,749

Deferred Charges and Other Long-Term Assets
Regulatory tax-related assets	13,028	12,828
Supply cost balancing accounts	24,589	25,248
Other accounts receivable	3,370	3,370
Other	25,126	21,405

Total deferred charges	66,113	62,851

Total Assets	$652,137	$650,011

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	March 31,	December 31,
(in thousands)	2003	2002

Capitalization
Common shareholders’ equity	$206,836	$207,562
Long-term debt	222,668	222,725

Total capitalization	429,504	430,287

Current Liabilities
Long-term debt - current	12,780	12,780
Accounts payable	7,973	10,576
Intercompany payable	8,000	13,000
Taxes payable	2,603	1,099
Accrued employee expenses	5,013	5,033
Accrued interest	4,916	1,843
Other	11,636	12,276

Total current liabilities	52,921	56,607

Other Credits
Advances for construction	60,270	59,640
Contributions in aid of construction	48,250	47,480
Accumulated deferred income taxes-net	53,678	51,195
Unamortized investment tax credits	2,769	2,791
Regulatory tax-related liability	2,005	2,011
Other credits	2,740	—

	169,712	163,117

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$652,137	$650,011

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Three Months Ended
	March 31,

(in thousands, except per share amounts)	2003	2002

Operating Revenues
Water	$38,169	$37,734
Electric	7,004	5,206

	45,173	42,940

Operating Expenses
Water purchased	7,710	7,415
Power purchased for pumping	1,890	1,904
Power purchased for resale	3,856	4,816
Unrealized loss on power purchased contracts	283	—
Groundwater production assessment	1,667	1,795
Supply cost balancing accounts	958	(2,326)
Other operating expenses	3,753	3,542
Administrative and general expenses	7,010	6,828
Depreciation and amortization	4,718	4,341
Maintenance	1,872	1,822
Taxes on income	2,090	3,150
Other taxes	1,949	1,802

Total operating expenses	37,756	35,089

Operating Income	7,417	7,851
Other Income/(Loss)
Total other income (loss) - net	(3)	263

Income before interest charges	7,414	8,114
Interest Charges
Interest on long-term debt	4,140	4,136
Other interest and amortization of debt expense	150	(36)

Total interest charges	4,290	4,100
Net Income	$3,124	$4,014

Weighted Average Number of Shares Outstanding	110	110
Basic Earnings Per Common Share	$28,400	$36,491
Dividends Declared Per Common Share	$35,000	$30,000

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME
FOR THE TWELVE MONTHS
ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Twelve Months Ended
	March 31,

(in thousands, except per share amounts)	2003	2002

		Restated
		Note 2
Operating Revenues
Water	$181,338	$178,133
Electric	23,097	16,500

	204,435	194,633

Operating Expenses
Water purchased	42,477	38,179
Power purchased for pumping	10,154	9,601
Power purchased for resale	14,857	16,746
Unrealized loss on power purchased contracts	2,813	—
Groundwater production assessment	7,289	7,169
Supply cost balancing accounts	(122)	(10,740)
Other operating expenses	16,035	15,754
Administrative and general expenses	26,355	34,444
Depreciation and amortization	17,761	16,877
Maintenance	9,652	8,087
Taxes on income	12,545	14,972
Other taxes	7,515	6,993

Total operating expenses	167,331	158,082

Operating Income	37,104	36,551
Other Income/(Loss)
Total other income (loss) - net	52	(151)

Income before interest charges	37,156	36,400
Interest Charges
Interest on long-term debt	16,523	14,048
Other interest and amortization of debt expense	303	785

Total interest charges	16,826	14,833
Net Income	$20,330	$21,567

Weighted Average Number of Shares Outstanding	110	110
Basic Earnings Per Common Share	$184,818	$196,064
Dividends Declared Per Common Share	$138,000	$123,000

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

CASH FLOW STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Three Months Ended
	March 31,

(in thousands)	2003	2002

Cash Flows From Operating Activities:
Net income	$3,124	$4,014
Adjustments for non-cash items:
Depreciation and amortization	4,718	4,341
Deferred income taxes and investment tax credits	2,255	2,591
Other - net	171	(572)
Changes in assets and liabilities:
Accounts receivable - customers	402	1,096
Unbilled revenue	1,181	801
Other accounts receivable	403	110
Prepayments and other current assets	396	319
Supply cost balancing accounts	703	(2,326)
Deferred charges and other assets	(1,322)	(110)
Accounts payable	(2,603)	(416)
Intercompany payable	(7,098)	(19,687)
Taxes payable	1,504	3,065
Other current liabilities	2,413	(824)

Net Cash Provided	6,247	(7,598)

Cash Flows From Investing Activities:
Construction expenditures	(8,029)	(8,029)

Net Cash Used	(8,029)	(8,029)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	1,684	969
Refunds on advances for construction	(433)	(449)
Repayments of long-term debt	(57)	(93)
Common and preferred dividends paid	(3,850)	(3,300)

Net Cash Used	(2,656)	(2,873)

Net decrease in cash and cash equivalents	(4,438)	(18,500)
Cash and cash equivalents, beginning of period	11,677	26,079

Cash and cash equivalents, end of period	$7,239	$7,579

Non-cash activities - supplemental disclosures:
Adoption of new accounting standard for asset retirement obligtions:
Cumulative effect of adoption - Regulatory asset	$2,479	—
Utility plant, net	221	—
Asset retirement obligations	(2,700)	—

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

     Note 1 - Basis of Presentation: The consolidated financial statements included herein have been prepared by AWR, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2002 filed with the SEC. Certain prior year amounts have been reclassified to conform to current year presentation.

     Note 2 - Restatement of Previously Issued Financial Statements: In connection with a deferred tax analysis of Registrant’s tax accounts performed in 2002, Registrant determined that it had miscalculated its net accumulated deferred income taxes over several years, resulting in taxes on income not being recognized in the proper period, and overstating Registrant’s net deferred tax liabilities and current taxes payable. Registrant further determined that the amount of the overstatements, which totaled approximately $4.7 million and $4.9 million as of December 31, 2001 for AWR and SCW, respectively, arose in prior years and that prior years’ financial statements should be restated to reduce net accumulated deferred income taxes, taxes payable and the related tax expense to reflect amounts currently due and deferred. The financial information for the twelve months ended March 31, 2002 included in these consolidated financial statements has been adjusted to give effect to the restatement. The following tables summarize the effects of the restatement on Registrant’s twelve months ended March 31, 2002:

	Twelve Months Ended March 31, 2002

	AWR		SCW

(dollars in thousands except	Previously		Previously
EPS)	Reported	Restated	Reported	Restated

Statements of Income:
Taxes on income	$15,679	$15,027	$15,624	$14,972
Operating income	37,387	38,039	35,899	36,551
Net income	21,136	21,788	20,915	21,567
Basic earnings per share	$1.40	$1.44	$190,136	$196,064
Diluted earnings per share	$1.40	$1.44	N/A	N/A

     Note 3 - Earnings Per Share: Basic earnings per common share are calculated pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Under the American States Water Company 2000 Stock Incentive Plan, stock options representing 68,153 common shares were granted to certain eligible employees on May 1, 2000, stock options representing an additional 68,486 common shares were granted on January 2, 2001, stock options representing 116,775 common shares and 1,050 restricted stock shares were granted on February 4, 2002, and stock options representing 150,400 common shares were granted on January 1, 2003. As a result, fully diluted earnings per share amounts are shown. Earnings per share also reflect a three-for-two split of Registrant’s common shares effective June 7, 2002.

     Note 4 - Regulatory Matters:

     Changes in Rates:

     Step increases of approximately $321,600 for four of seven ratemaking districts in SCW’s Region I were implemented in January 2002.

     On January 16, 2003, the California Public Utilities Commission (CPUC) approved rate increases of approximately $2.7 million annually, effective January 22, 2003, in SCW’s Metropolitan district to recover costs associated with an increase in Region II rate base due to SCW’s 2002 infrastructure replacement program and, additionally, to recover general increases in operating expenses. On January 31, 2003, the CPUC also approved SCW’s Advice Letter filed for the Region II 2003 infrastructure replacement program with rate increases of $3.5 million annually effective February 4, 2003.

     Balancing Accounts:

     As permitted by the CPUC, SCW has historically maintained water and electric supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs are recorded in income and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. SCW accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

     Water Balancing Account – On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account. The over- or under-collection of water supply costs are recorded in this memorandum account in a manner similar to the balancing account. However, the CPUC has not issued a final decision regarding the mechanism for recovery of costs recorded in the newly established memorandum account. SCW’s recovery of deferred water supply costs for providing water service may be reduced if SCW is earning more than its authorized rate of return on a weather normalized basis. The income statements of SCW will no longer include entries reflecting differences between authorized water supply unit costs included in rates and actual water supply costs. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings. SCW’s basic earnings per share for the quarter and the twelve months ended March 31, 2003 were $0.04 and $0.19, respectively, less than they would have been if the November 2001 CPUC order had not been issued. SCW anticipates recovering the under-collection tracked in the water supply cost memorandum account as part of its Region III rate case application filing submitted to the CPUC in October 2002. SCW may not, however, be able to fully recover the under-collection of supply costs if it is earning a rate of return in excess of that allowed. SCW had a net under-collection position of approximately $2.5 million recorded in its water supply balancing account at March 31, 2003 related to pre-November 29, 2001 activities. Of these amounts, recovery of approximately $0.2 million is currently included in rates. On December 17, 2002, the CPUC issued an order authorizing water utilities, including SCW, to file advice letters, within 90 days, requesting recovery of the balancing accounts prior to November 29, 2001. SCW filed such advice letters for the unrecovered balance of $2.3 million on March 17, 2003.

     Electric Balancing Account – Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $23.9 million at March 31, 2003. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour for a period of up to ten years to enable SCW to recover this under-collection. SCW sold 39,685,000 and 39,197,000 kilowatt hours of electricity to its Bear Valley Electric division customers during the three months ended March 31, 2003 and 2002, respectively, and 132,314,000 and 128,499,000 kilowatt hours, respectively, for the twelve months ended March 31, 2003 and 2002. SCW anticipates that electricity sales during the ten year period will be sufficient to enable SCW to recover the amount of this under-collection during this ten year period.

     CCWC, subject to regulation by the Arizona Corporation Commission (ACC), does not maintain balancing accounts and increases in costs are normally expensed as incurred and recovered through adjustments in general rate case applications.

     Note 5 - New Accounting Pronouncements:

     Effective January 1, 2003, Registrant adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be disposed of at removal. As such, the regulated subsidiaries of AWR incur asset retirement obligations. Retirement cost has historically been recovered through rates at the time of retirement. Accordingly, at implementation of SFAS No. 143, the cumulative effect has been reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

     Upon adoption of SFAS No. 143 on January 1, 2003, Registrant recorded the fair value of the asset retirement obligation of $13.2 million at its net present value of $2.7 million, increased depreciable assets by $0.4 million for asset retirement costs, increased regulatory assets by $2.5 million and increased accumulated depreciation by $0.2 million. Amounts recorded under SFAS 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations (“ARO”):

	For The Three Months Ended March 31, 2003

	Balance at Adoption	Liabilities	Liabilities		Balance At
	January 1, 2003	Incurred	Settled	Accretion	March 31, 2003

ARO	$2,718,079	—	—	40,927	$2,759,006

     Note 5 - New Accounting Pronouncements (Continued):

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB No. 30 are met. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 provisions were effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on Registrant’s financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Costs addressed by SFAS No. 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an effect on Registrant’s financial position, results of operations or cash flows as Registrant did not exit, discontinue or restructure any of its operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Registrant was required to comply with the requirements of SFAS 148 beginning January 1, 2003; however, Registrant has elected to continue to apply the recognition and measurement provisions of APB 25. Therefore, SFAS No. 148 did not have any impact on Registrant’s financial position, results of operations or cash flows. In addition, interim disclosures are not presented since pro forma net income and earnings per share do not materially differ from reported amounts.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. The Company has not yet determined the financial statement impact of adopting the new Statement.

     In November 2002, the FASB also issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on Registrant’s financial position, results of operations or cash flows.

     Note 5 - New Accounting Pronouncements (Continued):

     FIN 46, “Consolidation of Variable Interest Entities” was issued in January 2003. This interpretation expands upon existing guidance that addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and to determine when and which business enterprise should consolidate the variable interest entity (the “primary beneficiary”). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. The transitional disclosure requirements of FIN 46 are effective immediately. The effective date of the consolidation requirements of FIN 46 depends on the date the variable interest entity was created. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 31, 2003. Registrant does not expect the adoption of Interpretation 46 to have an effect on its financial position, results of operations or cash flows.

     Note 6 - Business Segments: AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water service utility operation conducted through its CCWC unit, and a non-regulated activity unit through the ASUS subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s water and electric operating segments, CCWC, and non-regulated businesses, consisting of ASUS and AWR corporate expenses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to the Company.

	For The Three Months Ended March 31, 2003

	SCW
			CCWC	Non-	Consolidated
(dollars in thousands)	Water	Electric	Water	Regulated	AWR

Operating revenues	$38,169	$7,004	$1,256	$247	$46,676
Operating income (loss) before income taxes	9,704	(197)	177	(134)	9,550
Interest expense, net	3,939	351	121	154	4,565
Identifiable assets	511,190	26,890	29,012	57	567,149
Depreciation expense	4,326	392	229	—	4,947
Capital additions	7,294	735	390	(10)	8,409

	For The Three Months Ended March 31, 2002

	SCW
			CCWC	Non-	Consolidated
(dollars in thousands)	Water	Electric	Water	Regulated	AWR

Operating revenues	$37,734	$5,206	$1,357	$188	$44,485
Operating income (loss) before income taxes	10,181	820	320	(390)	10,931
Interest expense, net	3,765	335	126	141	4,367
Identifiable assets	487,454	27,172	28,558	—	543,184
Depreciation expense	3,979	362	227	—	4,568
Capital additions	6,376	1,653	130	—	8,159

     Note 6 - Business Segments (Continued):

	For The Twelve Months Ended March 31, 2003

	SCW
			CCWC	Non-	Consolidated
(dollars in thousands)	Water	Electric	Water	Regulated	AWR

Operating revenues	$181,338	$23,097	$6,056	$905	$211,396
Operating income (loss) before income taxes	46,498	3,151	1,605	(2,038)	49,216
Interest expense, net	15,450	1,376	477	594	17,897
Identifiable assets	511,190	26,890	29,012	57	567,149
Depreciation expense	16,267	1,494	921	—	18,682
Capital additions	42,380	1,261	1,385	57	45,083

	For The Twelve Months Ended March 31, 2002

	SCW
			CCWC	Non-	Consolidated
(dollars in thousands)	Water	Electric	Water	Regulated	AWR

Operating revenues	$178,134	$16,499	$6,287	$789	$201,709
Operating income (loss) before income taxes	55,911	(4,388)	1,918	(375)	53,066
Interest expense, net	13,621	1,213	517	831	16,182
Identifiable assets	487,454	27,172	28,558	—	543,184
Depreciation expense	15,494	1,383	1,159	—	18,036
Capital additions	44,546	2,072	549	—	47,167

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

     SCW served 248,942 water customers and 22,010 electric customers at March 31, 2003, or a total of 270,952 customers, compared with 269,399 total customers at March 31, 2002.

     SCW’s utility operations exhibit seasonal trends. Although SCW’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of SCW’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 94.7% and 91.2% of total water revenues for the three and twelve months ended March 31, 2003, respectively, as compared to 94.7% and 90.8% for the three and twelve months ended March 31, 2002, respectively.

     AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) contracts to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading, to approximately 90,000 accounts. Chaparral City Water Company (CCWC) is an Arizona public utility company serving 11,910 customers as of March 31, 2003, compared with 11,625 customers at March 31, 2002, in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. The majority of CCWC’s customers are residential. The Arizona Corporation Commission (ACC) regulates CCWC.

     Neither AWR nor ASUS is directly regulated by either the CPUC or the ACC.

Introduction

     As described in Note 2 to the accompanying consolidated financial statements, Registrant has restated its financial statements for the twelve months ended March 31, 2002. In connection with a deferred tax analysis of Registrant’s tax accounts performed in 2002, Registrant determined that it had miscalculated its net accumulated deferred income taxes and current tax payable account over several years, resulting in taxes on income not being recognized in the proper period, and overstating Registrant’s net deferred tax liabilities and current taxes payable. Registrant further determined that the amount of the overstatements, which totaled approximately $4.7 million and $4.9 million as of December 31, 2001 for AWR and SCW, respectively, arose in prior years and that prior years’ financial statements should be restated to reduce net accumulated deferred income taxes, taxes payable and the related tax expense to reflect amounts currently due and deferred. The financial information for the twelve months ended March 31, 2002 included in these consolidated financial statements has been adjusted to give effect to the restatement. The following table summarizes the effects of the restatement on Registrant’s twelve months ended March 31, 2002:

	Twelve Months Ended March 31, 2002

	AWR		SCW

(dollars in thousands except	Previously		Previously
EPS)	Reported	Restated	Reported	Restated

Statements of Income:
Taxes on income	$15,679	$15,027	$15,624	$14,972
Operating income	37,387	38,039	35,899	36,551
Net income	21,136	21,788	20,915	21,567
Basic earnings per share	$1.40	$1.44	$190,136	$196,064
Diluted earnings per share	$1.40	$1.44	N/A	N/A

Results of Operation

     Basic earnings per common share for the three months ended March 31, 2003 decreased by 20% to $0.20 per share as compared to $0.25 per share for the comparable period last year. As compared to the twelve months ended March 31, 2002, basic earnings decreased by 10.4% to $1.29 per share from $1.44 per share. The decreases in the recorded results primarily reflect the increased water supply costs, unrealized losses for power purchased contracts since November 2002, higher interest expenses and various other reasons as discussed below. All earnings per share presented reflect a three-for-two split of Registrant’s common shares to holders of record on May 15, 2002.

     Fully diluted earnings for the three and twelve months ended March 31, 2003 were $0.20 and $1.29 per share, respectively, as compared to $0.25 and $1.44 per share for the comparable periods of 2002.

     As compared to the three and twelve months ended March 31, 2002, revenues from water operations increased by 0.9% and 1.6%, respectively, for the same periods ended March 31, 2003 due to two rate increases for SCW’s Region II that were effective on January 21, 2003 and February 4, 2003, respectively. The twelve-month comparison also reflects an increase of 2.8% in consumption and step rate increases in the customer service areas that comprise SCW’s Region I were effective January 1, 2002. The increases were partially offset by the termination of a surcharge, which was authorized to decrease the balancing account under-collection in SCW’s Metropolitan customer service area. Differences in temperature and rainfall in Registrant’s service areas will impact sales of water to customers and may cause fluctuations in Registrant’s revenues and earnings between comparative periods. See the section entitled “Regulatory Matters” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation for more information.

     Revenues from electric operations increased by 34.6% and 40.0%, respectively, for the three and twelve months ended March 31, 2003 as compared to the same periods ended March 31, 2002. The increases reflect (i) a rate increase of 12.5% effective May 24, 2001 and an additional 14.8% increase effective August 23, 2001 authorized by the CPUC to recover previously under-collected energy costs, and (ii) rate increases in July 2002 authorized by the CPUC to cover purchased power costs under various power supply agreements. The twelve-month comparison is also impacted by an increase of 3.0% in kilowatt-hour consumption, primarily due to heavier use of snow making machines at ski resorts in the area in the fourth quarter of 2002. See the section entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation for more information.

     Purchased water costs increased by 4.2% and 11.6%, respectively, for the three and twelve months ended March 31, 2003 as compared to the same periods ended March 31, 2002 due to an increase in purchased water volume resulting from (i) slightly higher water consumption and (ii) additional purchased water necessary during each of the comparable periods for 2003 to replace pumped water supply lost due to wells being removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Orange County and Foothill districts. The twelve-month comparison also reflects refunds received from SCW’s wholesale water suppliers in December 2001 of approximately $777,000 for which there was no counterpart during the twelve-months ended March 31, 2003. In addition, the twelve-months ended March 31, 2003 include costs of approximately $1.4 million, incurred in connection with the purchasing and trucking of water, in SCW’s Wrightwood customer service area due to a sudden and unexplained drop in groundwater level in the area during the early part of the third quarter of 2002. The water hauling ended in January 2003.

     Cost of power purchased for pumping decreased slightly by 1% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 due to additional wells down for maintenance and water quality issues. The effect of wells being offline was partially offset by increased power rates and increased pumping costs in SCW’s Region I associated with the treatment and distribution of surface water in lieu of groundwater. For the twelve-months ended March 31, 2003, cost of power purchased for pumping increased by 5.2% as compared to the twelve-months ended March 31, 2002 due to the rate increases implemented in 2001 by SCW’s energy suppliers, in particular Southern California Edison Company and Pacific Gas and Electric Company. In 2001, the CPUC approved a portion of SCW’s advice letters to increase revenues by approximately $1.4 million annually to recover the costs of purchased power for certain of its water ratemaking districts. A credit of $440,000 recorded in the fourth quarter of 2001 for the sale of groundwater in the Chino Basin also impacted the twelve-month comparison. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Managements Discussion and Analysis of Financial Condition and Results of Operation.

     Costs of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 14.1% for the three months ended March 31, 2003 due primarily to lower power costs, $74.65 per megawatt hour (MWh), effective November 2002 under SCW’s power supply agreements with Pinnacle West Capital Corporation (PWCC) as compared to $95 per MWh for energy purchased from Mirant Americas Energy Marketing, LP (Mirant) under then existing contracts in the same period of 2002. Costs of power purchased for resale decreased by 11.3% for the twelve months ended March 31, 2003 due primarily to (i) decreased purchased power costs as discussed previously, and (ii) a one-time sale of energy on the spot market that generated a $644,000 gain in April 2001. The gain is the subject of a complaint filed at the Federal Energy Regulatory Commission by Mirant where Mirant, the purchaser of the energy, is seeking to be refunded all or a portion of the gain. The sale of excess energy on the spot market in 2001 was enabled by a one-month overlap of energy purchase agreements. For further information, see the sections entitled “Electric Energy Situation in California” included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation and “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3.

     The entry for unrealized loss on power purchased contracts represent losses recorded for SCW’s power purchase agreements, effective November 2002 with PWCC, which qualify as derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The unrealized loss resulted from the contract prices with PWCC being higher than current forward market prices. Based on forward market pricing and discount rate as of March 31, 2003, Registrant anticipates recording an additional unrealized loss of $2 million for the year 2003. There is no cash flow impact. Management is evaluating alternatives to minimize future unrealized loss. This extraordinary item (unrealized loss at Bear Valley Electric) will continue to impact earnings during the life of the contract with Pinnacle West; both negatively and positively. The end result is projected to be a net zero impact on Bear Valley Electric earnings at the end of the contract period, in 2008.

     Groundwater production assessments for the three months ended March 31, 2003 decreased by 7.1% as compared to the three months ended March 31, 2002 due primarily to wells in the Foothill and Orange County Districts being down for maintenance and water quality reasons, which resulted in increased purchased water and less pumping. For the twelve-months ended March 31, 2003 groundwater production assessments increased by 1.7% as compared to the same period ended March 31, 2002 reflecting an increase in well production and higher assessments levied against production for the water year 2002/2003 as compared with the previous year in SCW’s Metropolitan customer service area, partially offset by revenues from leases of unused water rights to third parties in SCW’s Barstow customer service area.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. A decrease in the positive entry for the three and twelve months ended March 31, 2003 when compared to the same period last year, primarily reflects new rates and surcharges authorized in 2001 and 2002 to recover electric power costs and under-collection in the electric balancing account. At March 31, 2003, Registrant had a combined net under-collected position of $26.5 million in both its water and electric balancing accounts primarily due to the increases in energy costs. For further information, see the sections entitled “Accounting for Supply Costs”, “Liquidity and Capital Resources”, “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Other operating expenses increased by 7% for the three months ended March 31, 2003 as compared to the same period of last year due to increased accrual for bad debt and higher labor costs. Other operating expenses increased by 2.6% for the twelve months ended March 31, 2003 as compared to the same periods of last year. The increases reflected higher labor costs, partially offset by a refund for a sewer service overpayment, reimbursement received from settling parties and the San Gabriel Basin Water Quality Authority for expenses incurred in the San Gabriel basin at one company-owned water treatment plant to meet water quality standards, and a decrease in the accrual for bad debt.

     Administrative and general expenses decreased slightly by 0.5% for the three months ended March 31, 2003. Administrative and general expenses decreased by 16.9% for the twelve-months ended March 31, 2003 reflecting the reversal of the remaining reserve of $6.5 million in the fourth quarter of 2002 for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area. The reserve was established in late 2001 to offset future impacts to earnings for the difference between authorized rates and SCW’s actual electric power costs under its agreement with Mirant Americas Energy Marketing, LP. The agreements SCW entered into with PWCC in September 2002 enable it to purchase power at a cost lower than that authorized by the CPUC, thereby removing the need for the reserve. The decrease was partially offset by increased benefits related costs, and higher outside service expenses. For further information, see the sections entitled “Regulatory Matters”

and “Electric Energy Situation in California” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Depreciation expense increased by 8.3% and 3.6%, respectively, for the three and twelve months ended March 31, 2003 reflecting, among other things, the effects of recording approximately $51 million in utility plant during 2002, depreciation on which began in January 2003. For the twelve-months ended March 31, 2003 the comparison was also impacted by the elimination, effective January 1, 2002, of amortization of the goodwill recorded in AWR’s acquisition of CCWC. Amortization of this goodwill was approximately $248,300 for the twelve months ended March 31, 2002.

     As compared to the three and twelve months ended March 31, 2002, maintenance expense increased by 3.1% and 19%, respectively, due principally to the termination of SCW’s Cash Preservation Program (“CPP”) in August 2002 following the CPUC’s approval of rate increases permitting SCW to begin recovery of power costs incurred during the energy crisis of 2000-2001 to serve customers of its Bear Valley Electric division. The CPP was initially implemented in 2001 to control costs and temporarily limit capital and maintenance expenditures principally to those projects that were believed necessary to meet public safety and health requirements or otherwise provide for continued service. The CPP impacted both the electric and water businesses of SCW.

     Taxes on income decreased by 33.8% and 20.6%, respectively, as compared to the three and twelve months ended March 31, 2002, due to lower pre-tax operating income for the comparable periods ended March 31, 2003.

     Other taxes increased by 7% and 4.4%, respectively, for the three and twelve months ended March 31, 2003 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

     As compared to the three and twelve months ended March 31, 2002, respectively, the change in other income for the same periods ended March 31, 2003 reflects (i) the sale of a parcel of non-operating property in Region II of SCW in the first quarter of 2002, (ii) recording certain non-regulated expenses to administrative and general expenses of ASUS, a non-regulated subsidiary, and (iii) the write-off of approximately $312,000 in expenses associated with the termination of the acquisition of Peerless Water Company in the fourth quarter of 2001.

     Interest expense increased by 4.5% and 10.6%, respectively, for the three and twelve months ended March 31, 2003 as compared to the same periods ended March 31, 2002. The increases reflected the issuance of $50 million in long-term debt by SCW in December 2001, partially offset by a reduction in short-term borrowing.

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

     On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account. The over- or under-collection of water supply costs are recorded in this memorandum account in a manner similar to the balancing account. However, the CPUC has not issued a final decision regarding the mechanism for recovery of costs recorded in the newly established memorandum account. SCW’s recovery of deferred water supply costs for providing water service may be reduced if SCW is earning more than its authorized rate of return on a weather normalized basis. The income statements of SCW will no longer include entries reflecting differences between authorized water supply unit costs included in rates and actual water supply costs. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings. SCW’s basic earnings per share for the three and twelve months ended March 31, 2003 were $0.04 and $0.19, respectively, less than they would have been if the November 2001 CPUC order had not been issued. SCW anticipates recovering the under-collection tracked in the water supply cost memorandum account as part of Region III rate case application filing submitted in October 2002. SCW may not, however, be able to fully recover the under-collection of supply costs if it is earning a rate of return in excess of that allowed.

     SCW had a net under-collection position of $2.5 million recorded in its water supply balancing account at March 31, 2003 related to pre-November 29, 2001 activities. Of these amounts, recovery of approximately $0.2 million is currently included in rates. On December 17, 2002, the CPUC issued an order authorizing water utilities, including SCW, to file advice letters, within 90 days, requesting recovery of the balancing accounts prior to November 29, 2001. SCW filed such advice letters for the unrecovered balance of $2.3 million on March 17, 2003.

     Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $24 million at March 31, 2003. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour for a period of up to ten years to enable SCW to recover this under-collection. SCW sold 39,685,000 and 132,314,000 kilowatt hours of electricity, respectively, to its Bear Valley Electric division customers for the three and twelve months ended March 31, 2003, and 39,197,000 and 128,499,000 kilowatt hours for the comparable periods in 2002, respectively. SCW anticipates that electricity sales during the ten year period will be sufficient to enable it to recover the amount of this under-collection during this ten year period. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies

     Critical accounting policies are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. The following is a critical accounting policy adopted during the quarter ended March 31, 2003:

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

     Upon adoption on January 1, 2003, Registrant recorded an asset retirement obligation of $13.2 million at its net present value of $2.7 million, increased depreciable assets by $0.4 million for asset retirement costs, increased regulatory assets by $2.5 million and increased accumulated depreciation by $0.2 million. Amounts recorded under SFAS 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations (“ARO”):

	For The Three Months Ended March 31, 2003

	Balance at Adoption January 1, 2003	Liabilities Incurred	Liabilities Settled	Accretion	Balance At March 31, 2003

ARO	$2,718,079	—	—	40,927	$2,759,006

Liquidity and Capital Resources

     AWR

     AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. As of March 31, 2003, approximately $31.1 million remained for issuance under this Registration Statement.

     During 2001, AWR maintained a $25 million credit facility, $20 million of which was outstanding at December 31, 2001. This credit facility expired on January 2, 2002. In June 2002, AWR established a $75 million revolving credit facility which matures in June 2005. Up to $15 million of this facility may be used for letters of credit. As of March 31, 2003, an aggregate of $30 million in cash borrowing was outstanding. Approximately $8 million of letters of credit were outstanding under this facility.

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

     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of March 31, 2003. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

($ in thousands)	Payments/Commitments Due by Period (1)

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures(2)	$185,600	$12,500	—	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	19,453	91	194	218	18,950
Other Debt Instruments(5)	2,396	188	404	453	1,350
Purchased Power Contracts(6)	68,213	12,014	23,988	23,947	8,265
Operating leases (7)	6,382	1,794	3,257	1,331	—
Other Commitments (8)	77,257	—	—	—	—
Chaparral City Water Company (9)	8,744	526	1,158	620	6,440
TOTAL	$396,045	$27,113	$29,001	$26,569	$236,105

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

(5)  Consists of $1.5 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.5 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.4 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)  Consists of $68.2 million purchased power contracts with Pinnacle West Capital Corporation until December 2008.

(7)  Reflects Registrant’s future minimum payments under non-cancelable operating leases.

(8)  Other commitments of Registrant consist of (i) $75 million syndicated revolving credit facility, expiring in June 2005, (ii) a $966,534 irrevocable letter of credit, which is reviewed at the end of each year for adjustment, for its self-insured workers compensation plan, (iii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iv) an irrevocable letter of credit in the amount of $400,000 that expires on October 2003 for the deductible in Registrant’s business automobile insurance policy (v) an irrevocable letter of credit that expires March 31, 2005 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power; the amount of the credit is $585,000 for the months from November to March, and $270,000 to cover the months from April to October, and (vi) outstanding performance bonds of $9,075 to secure performance under franchise agreements with governmental agencies. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, deposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+.

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

     As of March 31, 2003, SCW had accrued $24 million in under-collected power costs that SCW mostly incurred during the energy crisis in connection with providing service to its Bear Valley Electric customers. In addition, SCW established $7.9 million in reserves in 2001 for potential non-recovery of these power costs. In 2002, SCW charged $1.7 million against the reserves due to its inability to recover all of its costs associated with entering into a long-term power contract with Mirant Americas Energy Marketing, LP (Mirant) in March 2001, and reversed the balance due to various new contracts entered into with Pinnacle West Capital Corporation (PWCC) in September 2002 as discussed below.

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

     In September 2002, SCW entered into a series of purchased power contracts with PWCC. Under the agreements, SCW will sell 15 MWs to PWCC of electric energy at a price of $95 per MWh beginning November 1, 2002 through December 31, 2006, and the 8 MWs of electric energy covered under the energy purchase agreement with PWCC discussed previously. In return, PWCC will supply SCW’s BVE customer service area with 15 MWs of electric energy at a price of $74.65 per MWh beginning November 1, 2002 through December 31, 2008, and an additional 8 MWs at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 period through March 31, 2008, and for the period November 1, 2008 through December 31, 2008. These contracts do not qualify for the normal purchases and normal sales exception, under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and have been recognized at fair market value on the balance sheet as a liability of $2.8 million at March 31, 2003 and an unrealized loss of $283,000 against earnings for the first quarter of 2003, which is anticipated to accumulate to approximately $2 million for calendar year 2003 based on forward market pricing and discount rate as of March 31, 2003. This extraordinary item (unrealized loss at Bear Valley Electric) will continue to impact earnings during the life of the contract with Pinnacle West; both negatively and positively. The end result is projected to be a net zero impact on Bear Valley Electric earnings at the end of the contract period, in 2008.

     The average minimum load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, SCW buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased including the transactions in the spot market was approximately $81.2 and $87.4 per MWh, respectively, for the three and twelve months ended March 31, 2003. SCW’s average energy cost can be impacted by pricing fluctuation at the spot market.

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

     Transmission Constraints

     Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power. On December 27, 2000, SCW filed a lawsuit against Edison for breach of contract as a result of delays in upgrading these transmission facilities as well as for violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. As a result of the delays and the pending litigation, it is highly unlikely that the transmission upgrade will occur. Therefore, SCW is considering the construction of a natural gas-fueled 8.4 MW generation facility to be owned by SCW as a means of meeting these increasing demands for energy. A Certificate of Public Convenience and Necessity was filed on March 28, 2002 seeking the CPUC’s authorization for construction of the generation facility. If approved, it will result in the need to file for further increases in electric energy prices for customers of SCW’s Bear Valley Electric customer service area. For more information, see the section entitled “Regulatory Matters-Pending Rate Changes” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Construction Program

     SCW maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW’s Board of Directors has approved anticipated net capital expenditures of approximately $81.6 million for 2003 principally reflecting the 2003 infrastructure replacement program in SCW’s Metropolitan customer service area, a water treatment plant upgrade, water supply related projects, and security related costs. However, approved capital expenditures may be limited pending CPUC approval of SCW’s general rate case filings. For further information, see the section entitled “Regulatory Matters-Pending Rate Changes” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     As of March 31, 2003, SCW had accrued approximately $24 million in under-collected purchased power costs included in the electric balancing account. In 2001, the CPUC approved two Advice Letters which allow SCW to collect $11.1 million in aggregate over five years, equivalent to 2.2¢ per kilowatt hour, for recovery of its under-collection in the electric balancing account.

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

     To date, Aerojet has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW’s Rancho-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of new wells. As of March 31, 2003, Aerojet had previously reimbursed SCW $4.5 million of the approximately $19 million in costs SCW has incurred. The remainder of the costs is subject to further reimbursement pending outcome of the litigation previously discussed. Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. For further information regarding litigation related to contamination of ground water in Sacramento County, see the section entitled “Other Water Quality Litigation” included in Part II, Item 3, Legal Proceedings.

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

     On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company, Equilon Enterprises LLC and others to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination in the Charnock Basin. The EPA has ordered Shell Oil and others to reimburse SCW for water replacement costs. In March 2002, SCW reached a settlement agreement with the City of Santa Monica, in which SCW assigns its rights against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure, and its water rights in the Charnock Basin to the City of Santa Monica and Santa Monica takes over the prosecution against the potentially responsible parties in exchange for an assignment payment. The settlement agreement has been approved by the CPUC on May 8, 2003. The order also directs SCW to file a new proceeding within 30 days that sets forth specific details as to SCW’s plans to reinvest the net proceeds from the settlement agreement with the City of Santa Monica. The Office of Ratepayer Advocates may comment on SCW’s proposal, within 10 days of receipt of SCW’s filing.

     Matters Relating to SCW’s Yorba Linda Water System

     The compound MTBE has been detected in three wells serving SCW’s Yorba Linda water system. Two of the wells are standby wells and to date the third well has not shown MTBE above the DOHS secondary standard of 5.0 ppb. SCW has constructed an interconnection with the Metropolitan Water District of Southern California to provide for the needed supply for this system in the event the third well experiences levels of detection in excess of the DOHS standard.

     SCW has met with the Regional Water Quality Control Board, the Orange County Water District (OCWD), the City of Anaheim, the DOHS and three potentially responsible parties (PRP’s) to define the extent of the MTBE contamination plume and assess the contribution from the PRP’s. The PRP’s have voluntarily initiated a work plan for regional investigation. While there have not been significant disruptions to the water supply in Yorba Linda at this point in time, no assurances can be given that MTBE contamination will not increase in the future. Negotiations with the PRPs on reimbursement of costs incurred to date and recovery of potential future costs associated with MTBE contamination continue.

     On May 6, 2003, OCWD filed a lawsuit in Orange County Superior Court seeking recovery of past and future costs associated with the investigation, monitoring and removal of MTBE and other gasoline oxygenate additives from Orange County groundwater supplies managed by OCWD. Registrant is not a party to this action and is unable to predict its outcome or impact on its operations. In addition, Registrant is unable to predict what impact, if any, this action will have on its continuing separate negotiations with the PRPs.

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

     In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. Following a hearing on these motions on March 31, 2003, the judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

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

Water Supply

     SCW’s Water Supply

     For the three months ended March 31, 2003, SCW supplied a total of 16,449,000 CCF of water. Of this amount, approximately 56.4% came from pumped sources and 41.3% was purchased from others, principally the Metropolitan Water District of Southern California (MWD). The Bureau of Reclamation (the Bureau) supplied the remaining amount under a no-cost contract. SCW supplied 17,212,000 CCF of water for the same period of 2002, 62.5% of which came from pumped sources, 37.5% was purchased, and the Bureau supplied the remainder.

     For the twelve months ended March 31, 2003, SCW supplied a total of 86,992,000 CCF of water. Of this amount, approximately 54.6% came from pumped sources and 42% was purchased from others, principally the Metropolitan Water District of Southern California (MWD). The Bureau of Reclamation (the Bureau) supplied the remaining 3.4%. For the twelve months ended March 31, 2002, SCW supplied 858,898,000 CCF of water, 58% of which came from pumped sources, 40.1% was purchased, and the Bureau supplied the remainder.

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

     SCW’s water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. Current weather conditions have been favorable. Precipitation for current water year from October 2002 to March 2003 in California has been 100% of normal with April levels well above normal. At the beginning of April statewide snow pack water equivalence was only 65% of normal and at the end of April it was 117% of normal. Runoff thru March was at 95% of normal and given April’s snowfall spring runoff should be above the 65% forecast at the beginning of April. Overall water year runoff is forecasted to be 90%.

     Although overall groundwater conditions remain at adequate levels, certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, have caused increased reliance on purchased water in its supply mix. For further information, see Part II, Item 1 in Legal Proceedings.

     A sudden and unexplained drop in groundwater water supply severely impacted SCW’s Wrightwood customer service area in the third quarter of 2002. In response to this emergency situation, SCW undertook a number of steps to provide water service, including trucking water into the area from nearby sources, bringing a formerly shut down well into service, taking steps to increase capacity at existing wells and expediting the drilling and equipping of a new well. SCW experienced increased operating costs associated with the trucking of water of approximately $1.4 million, approximately $1.26 incurred in 2002 and $166,000 in January 2003. Due to the actions of SCW and conservation efforts of consumers, the situation has stabilized and the water hauling stopped at end of January 2003. Management is unable to predict the extent to which additional costs may be incurred or the extent to which additional problems may be encountered. The cause of the unexplained and sudden drop in groundwater supply has not been identified, but it may be drought-related.

     CCWC’s Water Supply

     The Arizona outlook is more optimistic with drought conditions expected to end or at least ameliorate. Precipitation through March 2003 has brought level up to near normal, statewide 78.6% of normal level. Reservoirs at the end of March were at 87% of normal with Lake Powell at 71% and Lake Mead at 82% with inflow into Lake Powell at 67% of normal.

     El Nino conditions continue to slowly decay but still persist in the Pacific. The National Oceanic and Atmospheric Association (NOAA) forecasts continued mild El Nino conditions which will mean normal precipitation levels for California and Arizona from May to June. However given the severity of the drought in Arizona drought conditions will persist while California should return to normal. Longer term there is the possibility of La Nina conditions developing later in the year which would mean reduced precipitation levels for California and Arizona but no definite pattern has emerged.

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

     On November 29, 2001, the CPUC ordered us to suspend the use of the current water balancing account, and instead started a memorandum account for each offsettable expense of purchased water, purchased power and pump tax for its water service areas. However, the CPUC has not issued a final decision regarding the mechanism for recovery of costs recorded in the newly established memorandum account. Our recovery of deferred water supply costs for providing water service could be reduced if we are earning more than our authorized rate of return on a weather normalized basis. Additionally, changes in water supply costs compared to the authorized amount, as well as any future authorized offset increases may directly affect our earnings. SCW’s earnings were reduced by $0.04 and $0.19 per share, respectively, for the three and twelve months ended March 31, 2003 as a result of this change in the methodology for recovering water supply costs. While we cannot determine the outcome, SCW has filed various rate cases which include requests to recover the above mentioned memorandum account dollars.

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

     On July 17, 2002, the CPUC approved a settlement authorizing us to include $0.077 per kilowatt-hour (KWh) in rates to recover electric power costs at our Bear Valley Electric operation. If our actual annual costs exceed this amount, we cannot recover the excess and the amount will be expensed against income. If our actual annual energy costs are less than $0.077 per KWh, we can use this difference to collect amounts previously included in the balancing account. The new rates have been in effect since July 17, 2002. As of March 31, 2003, we have accrued $24 million in under-collected power costs in our electric supply balancing account. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per Kwh for a period of up to ten years to enable SCW to recover this under-collection. SCW anticipates that the 2.2¢ surcharge on its electricity sales during the ten year period will be sufficient to enable SCW to recover the amount of this under-collection, with interest, during this ten year period.

     The purchased power agreements with Pinnacle West Capital Corporation (PWCC) enable SCW to purchase a contractual volume of power at $74.65 per megawatt hour (MWh). The agreements with PWCC have not been reviewed by the CPUC and we are unable to predict if the regulatory body will authorize recovery of any or all of these costs.

     SCW still needs to buy additional energy from the spot market to meet peak demand and sell surplus power to the spot market from time to time. The average cost of power purchased including the transactions in the spot market was approximately $81.2 and $87.4 per MWh, respectively, for the three and twelve months ended March 31, 2003. SCW’s energy cost can be impacted by pricing fluctuation, and amount of energy purchased and sold at any given time in the spot market.

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

     The Potentially Responsible Parties, i.e. the polluters, have raised the possibility that water producers, such as SCW and CCWC, may have liability under certain environmental statutes if their pumping operations affect the movement of the contamination. SCW has been required to remove certain wells from service because its pumping activities might affect the movement of contamination. Currently, neither the Environmental Protection Agency nor any other governmental agency has identified SCW or, to our knowledge, any other water producer, as a potentially responsible party. However, a Federal Court judge has ruled that certain water producers in the San Gabriel Valley, including SCW, are PRPs due to their ownership of groundwater production wells contaminated with hazardous chemicals. We are not able to predict how this designation might impact us, however, our future results of operations could be adversely affected if either SCW or CCWC is required to pay clean-up costs and is not allowed to recover such costs in rates. To date, the CPUC has permitted SCW to establish memorandum accounts for recovery of these types of costs, but actual recovery of these costs from ratepayers has been limited to filing only with a General Rate Case, generally every 3 years.

     Environmental regulation has increased, and is expected to continue to increase our operating costs

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

New Accounting Pronouncements

     We are subject to newly issued as well as changes in existing requirements issued by the Financial Accounting Standard Board. Differences in financial reporting between periods could occur unless and until the CPUC and the ACC approve such changes for conformity through regulatory proceedings. See Note 5 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Registrant has certain block-forward purchase power contracts that qualify as derivative instruments under Statement of Financial Account Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.” A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SCW is a party to various block-

forward purchase power contracts. Power purchase contracts with Mirant America Energy Marketing, L.P. (Mirant) and Pinnacle West Capital Corporation (PWCC) executed in 2001 qualify for the exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts with PWCC executed in September 2002, however, do not qualify for the normal purchases and normal sales exception and, as a result, has been recognized at fair market value on the balance sheet as of March 31, 2003. This resulted in a pre-tax unrealized loss of $2.5 million in 2002 and $283,000 for the first quarter ended March 31, 2003 recorded as a component of Power Purchased for Resale. On a quarterly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of the quarter. As this contract is settled, the realized gains or losses will be recorded and the unrealized gain or loss will be reversed.

     Under the terms of its power purchase contracts with Mirant and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the applicable contract. In addition, SCW’s liquidity, and in certain circumstances, earnings could be adversely affected by increases in electricity prices in California. For further information, see the section entitled “Critical Accounting Policies” and “Electric Energy Situation in California” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 4. Controls and Procedures

     Within ninety days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes, deficiences or material weakness in our internal controls other than the weakness described in "Controls and Procedures" included in Part III, Item 14 of Registrant’s Form 10K filed for the year ended December 31, 2002, which we are in the process of correcting including acquiring appropriate tax software and adding qualified staff as needed.

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

     The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. As of March 31, 2003, SCW had incurred a net cost of $890,000 related to the OII, for which a reserve of the same amount was established. SCW filed for recovery of these amounts, through a special condition surcharge, with the CPUC in its application filing for its Region III and general office functions. See the section entitled “Regulatory Matters” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

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

     The CPUC has authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the suits filed against the State and Aerojet, less any recovery from the defendants or others. As of March 31, 2003, approximately $14.6 million in legal and other related costs has been recorded in the deferred charges.

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

     Volatile Organic Compounds (VOC) and perchlorate have been detected in 2 wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in the federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. Following a hearing on these motions on March 31, 2003, the judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

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

Item 2. Changes in Securities

     As of March 31, 2003, earned surplus amounted to $86,444,000.

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

     CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Approximately $3.9 million was available to pay dividends from CCWC to AWR at March 31, 2003.

     There are 709,379 and 63,906 Common Shares authorized but unissued under the DRP and the 401(k) Plan, respectively, at March 31, 2003. Shares reserved for the 401(k) Plan are in relation to Company matching contributions and for investment purposes by participants. During the first quarter of 2003, 12,649 common shares were issued pursuant to the terms of the DRP and the 401(k) Plans.

     Under Registrant’s 2000 Stock Incentive Plan, stock options representing a total of 405,145 Common Shares upon exercise have been granted to certain eligible employees An additional 1,050 shares are subject to grants of restricted stock.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

  No items were submitted during the first quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise. However, on or about April 15, 2003, common and preferred shareholders of AWR were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares for the election of a slate of three Class I directors to serve for a two-year term expiring at the end of the Annual Meeting of Shareholders in 2005, or until their successors are elected and qualified. Shareholders were also requested to: approve amendments to Registrant’s 2000 Stock Incentive Plan; approve an increase in authorized New Preferred Shares; approve an increase in the voting rights of the Common Shares to one vote per share; approve deletion of certain restrictions on Registrant’s ability to pay dividends on Common Shares; approve elimination of all references to stated value in Registrant’s Articles of Incorporation; ratify the appointment of PricewaterhouseCoopers, LLP as the independent auditors; and to transact any other business, which may properly come before the meeting or any adjournment thereof.

  The Annual Meeting will be held on May 20, 2003.

Item 5. Other Information

     On May 8, 2003, the Board of Directors of Registrant declared a regular quarterly dividend of $0.221 per common share. The dividend will be paid June 1, 2003 to shareholders of record as of the close of business on May 19, 2003.

     The certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were filed as correspondence with the Securities and Exchange Commission concurrent with this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)	There are no Exhibits during the period covered by this report.

(b)	Registrant filed a Form 8-K with the Securities and Exchange Commission (SEC) on March 31, 2003 announcing late filing of its Form 10-K with the SEC for the period ending December 31, 2002, and restatements for the years ended December 31, 2001 and 2000 in connection with a deferred tax study. Registrant filed its Form 10-K with the SEC on April 8, 2003.

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

McClellan Harris III
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

Dated: May 15, 2003

CERTIFICATIONS

I, Floyd E. Wicks, Chief Executive Officer of the Registrant, certify that:

1)	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 (this “quarterly report”);

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4)	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Section 240.13a-14of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ FLOYD E. WICKS

Floyd E. Wicks
Chief Executive Officer

CERTIFICATIONS

I, McClellan Harris III, Chief Financial Officer of the Registrant, certify that:

1)	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 (this “quarterly report”);

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4)	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Section 240.13a-14of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ McCLELLAN HARRIS III

McClellan Harris III
Chief Financial Officer, Senior Vice President-
Finance, and Corporate Secretary