Form 10-Q
period 2003-06-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2003-08-14
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 333-47647

American States Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas, California	91773

(Address of Principal Executive Offices)	(Zip Code)

(909) 394-3600

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Commission file number  000-01121

Southern California Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-1243678

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas, California	91773

(Address of Principal Executive Offices)	(Zip Code)

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

American States Water Company	Yes ☒ No ☐
Southern California Water Company	Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.).

American States Water Company	Yes ☒ No ☐
Southern California Water Company	Yes ☐ No ☒

As of August 14, 2003, the number of Common Shares outstanding of American States Water Company was 15,196,970 shares.

As of August 14, 2003, all of the 110 outstanding Common Shares of Southern California Water Company were owned by American States Water Company.

AMERICAN STATES WATER COMPANY
and
SOUTHERN CALIFORNIA WATER COMPANY
FORM 10-Q

INDEX

		Page No.

Part I	Financial Information
Item 1:	Financial Statements	1
	Consolidated Balance Sheets of American States Water Company as of June 30, 2003 and December 31, 2002	2-3
	Consolidated Statements of Income of American States Water Company for the Three Months Ended June 30, 2003 and June 30, 2002	4
	Consolidated Statements of Income of American States Water Company for the Six Months Ended June 30, 2003 and June 30, 2002	5
	Consolidated Statements of Income of American States Water Company for the Twelve Months Ended June 30, 2003 and June 30, 2002	6
	Consolidated Statements of Cash Flow of American States Water Company for the Six Months Ended June 30, 2003 and June 30, 2002	7
	Consolidated Balance Sheets of Southern California Water Company as of June 30, 2003 and December 31, 2002	8-9
	Consolidated Statements of Income of Southern California Water Company for the Three Months Ended June 30, 2003 and June 30, 2002	10
	Consolidated Statements of Income of Southern California Water Company for the Six Months Ended June 30, 2003 and June 30, 2002	11
	Consolidated Statements of Income of Southern California Water Company for the Twelve Months Ended June 30, 2003 and June 30, 2002	12
	Consolidated Statements of Cash Flow of Southern California Water Company for the Six Months Ended June 30, 2003 and June 30, 2002	13
	Notes to Consolidated Financial Statements	14-20
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21-55
Item 3:	Quantitative and Qualitative Disclosures About Market Risks	55-56
Item 4:	Disclosure Controls and Procedures	56
Part II	Other Information
Item 1:	Legal Proceedings	56-59
Item 2:	Changes in Securities	59-60
Item 3:	Defaults Upon Senior Securities	60
Item 4:	Submission of Matters to a Vote of Security Holders	60-51
Item 5:	Other Information	61
Item 6:	Exhibits and Reports on Form 8-K	61
	Signature	62
	Certifications	63-66

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2003	2002

Utility Plant, at cost
Water	$699,594	$693,949
Electric	41,443	41,017

	741,037	734,966
Less - Accumulated depreciation	(217,138)	(206,873)

	523,899	528,093
Construction work in progress	47,196	35,218

	571,095	563,311
Other Property and Investments	22,556	22,670

Current Assets
Cash and cash equivalents	5,657	18,397
Accounts receivable-customers (less allowance for doubtful accounts of $800 in 2003 and $769 in 2002)	10,499	10,833
Unbilled revenue	13,166	12,277
Other accounts receivable	4,810	2,411
Taxes receivable	—	557
Materials and supplies, at average cost	1,443	936
Supply cost balancing accounts - current	4,313	3,215
Prepayments and other	2,029	3,220

	41,917	51,846

Deferred Charges and Other Long-Term Assets
Regulatory tax-related assets	13,259	12,828
Supply cost balancing accounts	21,698	24,255
Other accounts receivable	3,370	3,370
Other	25,952	23,370

Total deferred charges	64,279	63,823

Total Assets	$699,847	$701,650

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
(in thousands)	2003	2002

Capitalization
Common shareholders’ equity	$212,970	$213,279
Long-term debt	230,776	231,089

Total capitalization	443,746	444,368

Current Liabilities
Notes payable to banks	33,000	35,000
Long-term debt - current	13,305	13,305
Accounts payable	8,598	11,600
Taxes payable	566	—
Accrued employee expenses	5,032	5,105
Accrued interest	1,957	1,941
Other	9,443	12,569

Total current liabilities	71,901	79,520

Other Credits
Advances for construction	69,909	70,208
Contributions in aid of construction - net	48,786	47,751
Accumulated deferred income taxes - net	56,707	53,817
Unamortized investment tax credits	2,746	2,791
Regulatory tax-related liability	1,998	2,011
Other	4,054	1,184

Total other credits	184,200	177,762

Commitments and Contingencies (Note 6)	—	—

Total Capitalization and Liabilities	$699,847	$701,650

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2003 AND 2002
(Unaudited)

	Three Months Ended
	June 30,

(in thousands, except per share amounts)	2003	2002

Operating Revenues
Water	$46,207	$48,765
Electric	5,353	3,839
Other	257	198

	51,817	52,802

Operating Expenses
Water purchased	10,470	10,746
Power purchased for pumping	2,410	2,465
Power purchased for resale	2,814	5,512
Unrealized gain on purchased power contracts	(1,557)	—
Groundwater production assessment	1,729	1,801
Supply cost balancing accounts	501	(3,489)
Other operating expenses	5,086	4,152
Administrative and general expenses	11,890	8,879
Depreciation and amortization	4,945	4,538
Maintenance	2,299	2,194
Taxes on income	1,790	4,135
Other taxes	2,021	1,983

Total operating expenses	44,398	42,916

Operating Income	7,419	9,886
Other Income (Loss)
Other income (loss) - net	31	(87)

Total other income (loss)	31	(87)
Interest Charges
Interest on long-term debt	4,220	4,250
Other interest and amortization of debt expense	319	114

Total interest charges	4,539	4,364
Net Income	2,911	5,435
Dividends on Preferred Shares	—	(8)

Earnings Available for Common Shareholders	$2,911	$5,427

Weighted Average Number of Shares Outstanding	15,201	15,131
Basic Earnings Per Common Share	$0.19	$0.36
Weighted Average Number of Diluted Shares	15,247	15,160
Fully Diluted Earnings Per Share	$0.19	$0.36
Dividends Declared Per Common Share	$0.221	$0.217

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2003 AND 2002
(Unaudited)

	Six Months Ended
	June 30,

(in thousands, except per share amounts)	2003	2002

Operating Revenues
Water	$85,632	$87,856
Electric	12,357	9,045
Other	504	386

	98,493	97,287

Operating Expenses
Water purchased	18,358	18,318
Power purchased for pumping	4,366	4,440
Power purchased for resale	6,670	10,328
Unrealized gain on purchased power contracts	(1,274)	—
Groundwater production assessment	3,396	3,596
Supply cost balancing accounts	1,459	(5,815)
Other operating expenses	9,126	7,928
Administrative and general expenses	19,414	16,443
Depreciation and amortization	9,892	9,106
Maintenance	4,249	4,086
Taxes on income	3,785	7,148
Other taxes	4,078	3,905

Total operating expenses	83,519	79,483

Operating Income	14,974	17,804
Other Income (Loss)
Other income, net	31	169

Total other income (loss)	31	169
Interest Charges
Interest on long-term debt	8,475	8,505
Other interest and amortization of debt expense	629	226

Total interest charges	9,104	8,731
Net Income	5,901	9,242
Dividends on Preferred Shares	—	(29)

Earnings Available for Common Shareholders	$5,901	$9,213

Weighted Average Number of Shares Outstanding	15,196	15,126
Basic Earnings Per Common Share	$0.39	$0.61
Weighted Average Number of Diluted Shares	15,224	15,144
Fully Diluted Earnings Per Share	$0.39	$0.61
Dividends Declared Per Common Share	$0.442	$0.434

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE MONTHS ENDED
JUNE 30, 2003 AND 2002
(Unaudited)

	Twelve Months Ended
	June 30,

(in thousands, except per share amounts)	2003	2002

		Restated
		Note 2
Operating Revenues
Water	$184,837	$186,691
Electric	24,610	17,163
Other	964	787

	210,411	204,641

Operating Expenses
Water purchased	42,899	38,777
Power purchased for pumping	10,502	10,606
Power purchased for resale	12,160	19,642
Unrealized loss on power purchased contracts	1,256	—
Groundwater production assessment	7,216	7,016
Supply cost balancing accounts	3,867	(11,935)
Other operating expenses	18,182	16,453
Administrative and general expenses	32,980	36,035
Depreciation and amortization	19,087	18,080
Maintenance	10,002	8,427
Taxes on income	9,587	15,481
Other taxes	7,855	7,591

Total operating expenses	175,593	166,173

Operating Income	34,818	38,468
Other Income (Loss)
Other income (loss) - net	252	(172)

Total other income (loss)	252	(172)
Interest Charges
Interest on long-term debt	16,942	15,407
Other interest and amortization of debt expense	1,130	1,162

Total interest charges	18,072	16,569
Net Income	16,998	21,727
Dividends on Preferred Shares		(71)

Earnings Available for Common Shareholders	$16,998	$21,656

Weighted Average Number of Shares Outstanding	15,179	15,123
Basic Earnings Per Common Share	$1.12	$1.43
Weighted Average Number of Diluted Shares	15,203	15,135
Fully Diluted Earnings Per Share	$1.12	$1.43
Dividends Declared Per Common Share	$0.880	$0.872

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Six Months Ended
	June 30,

(in thousands)	2003	2002

Cash Flows From Operating Activities:
Net income	$5,901	$9,242
Adjustments for non-cash items:
Depreciation and amortization	9,892	9,106
Deferred income taxes and investment tax credits	2,401	4,806
Other - net	442	1,080
Changes in assets and liabilities:
Accounts receivable - customers	334	(768)
Unbilled revenue	(889)	(1,843)
Other accounts receivable	(2,399)	(169)
Prepayments and other current assets	684	375
Supply cost balancing accounts	1,459	(5,815)
Deferred charges and other assets	(222)	(2,498)
Accounts payable	(3,002)	2,906
Taxes payable	1,123	72
Other current liabilities	(3,183)	708

Net cash provided	12,541	17,202

Cash Flows From Investing Activities:
Construction expenditures	(17,455)	(20,677)

Net cash used	(17,455)	(20,677)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	504	565
Receipt of advances for and contributions in aid of construction	2,927	2,266
Refunds on advances for construction	(2,230)	(2,560)
Redemption of preferred shares	—	(1,880)
Repayment of long-term debt	(312)	(360)
Net change in notes payable to banks	(2,000)	(7,000)
Common and preferred dividends paid	(6,715)	(6,583)

Net cash used	(7,826)	(15,552)

Net decrease in cash and cash equivalents	(12,740)	(19,027)
Cash and cash equivalents, beginning of period	18,397	30,496

Cash and cash equivalents, end of period	$5,657	$11,469

Non-cash activities - supplemental disclosures:
Adoption of new accounting standard for asset retirement obligtions:
Cumulative effect of adoption - Regulatory asset	$2,495	—
Utility plant, net	223	—
Asset retirement obligations	(2,718)	—

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2003	2002

Utility Plant, at cost
Water	$661,393	$656,331
Electric	41,443	41,017

	702,836	697,348
Less - Accumulated depreciation	(206,455)	(196,660)

	496,381	500,688
Construction work in progress	45,146	33,705

	541,527	534,393

Other Property and Investments	7,905	8,018

Current Assets
Cash and cash equivalents	699	11,677
Accounts receivable-customers (less allowance for doubtful accounts of $757 in 2003 and $729 in 2002)	10,237	10,609
Unbilled revenue	12,911	12,060
Intercompany receivable	1,243	1,044
Other accounts receivable	4,674	2,234
Materials and supplies, at average cost	1,412	905
Supply cost balancing accounts - current	4,313	3,215
Prepayments and other	1,837	3,005

	37,326	44,749

Deferred Charges and Other Long-Term Assets
Regulatory tax-related assets	13,259	12,828
Supply cost balancing accounts	21,698	24,255
Other accounts receivable	3,370	3,370
Other	25,037	22,398

Total deferred charges	63,364	62,851

Total Assets	$650,122	$650,011

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
(in thousands)	2003	2002

Capitalization
Common shareholders’ equity	$206,745	$207,562
Long-term debt	222,557	222,725

Total capitalization	429,302	430,287

Current Liabilities
Long-term debt - current	12,780	12,780
Accounts payable	7,942	10,576
Intercompany payable	12,092	13,000
Taxes payable	2,873	1,099
Accrued employee expenses	4,945	5,033
Accrued interest	1,842	1,843
Other	9,162	12,276

Total current liabilities	51,636	56,607

Other Credits
Advances for construction	59,237	59,640
Contributions in aid of construction	48,503	47,480
Accumulated deferred income taxes-net	53,899	51,195
Unamortized investment tax credits	2,746	2,791
Regulatory tax-related liability	1,998	2,011
Other credits	2,801	—

	169,184	163,117

Commitments and Contingencies (Note 6)	—	—

Total Capitalization and Liabilities	$650,122	$650,011

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2003 AND 2002
(Unaudited)

	Three Months Ended
	June

(in thousands, except per share amounts)	2003	2002

Operating Revenues
Water	$44,690	$47,068
Electric	5,353	3,839

	50,043	50,907

Operating Expenses
Water purchased	10,284	10,559
Power purchased for pumping	2,281	2,353
Power purchased for resale	2,813	5,512
Unrealized gain on power purchased contracts	(1,557)	—
Groundwater production assessment	1,729	1,801
Supply cost balancing accounts	501	(3,489)
Other operating expenses	4,765	3,908
Administrative and general expenses	9,997	7,888
Depreciation and amortization	4,713	4,310
Maintenance	2,230	2,138
Taxes on income	2,358	4,265
Other taxes	1,917	1,871

Total operating expenses	42,031	41,116

Operating Income	8,012	9,791
Other Income (Loss)
Other income (loss) - net	21	(115)

Total other income (loss)	21	(115)
Interest Charges
Interest on long-term debt	4,107	4,136
Other interest and amortization of debt expense	165	(56)

Total interest charges	4,272	4,080
Net Income	$3,761	$5,596

Weighted Average Number of Shares Outstanding	110	110
Basic Earnings Per Common Share	$34,191	$50,873
Dividends Declared Per Common Share	$35,000	$30,000

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2003 AND 2002
(Unaudited)

	Six Months Ended
	June 30,

(in thousands, except per share amounts)	2003	2002

Operating Revenues
Water	$82,859	$84,802
Electric	12,357	9,045

	95,216	93,847

Operating Expenses
Water purchased	17,994	17,974
Power purchased for pumping	4,171	4,257
Power purchased for resale	6,669	10,328
Unrealized gain on power purchased contracts	(1,274)	—
Groundwater production assessment	3,396	3,596
Supply cost balancing accounts	1,459	(5,815)
Other operating expenses	8,518	7,450
Administrative and general expenses	17,007	14,716
Depreciation and amortization	9,431	8,651
Maintenance	4,102	3,960
Taxes on income	4,448	7,415
Other taxes	3,866	3,673

Total operating expenses	79,787	76,205

Operating Income	15,429	17,642
Other Income (Loss)
Other income (loss) - net	18	148

Total other income (loss)	18	148
Interest Charges
Interest on long-term debt	8,247	8,272
Other interest and amortization of debt expense	315	(92)

Total interest charges	8,562	8,180
Net Income	$6,885	$9,610

Weighted Average Number of Shares Outstanding	110	110
Basic Earnings Per Common Share	$62,591	$87,364
Dividends Declared Per Common Share	$70,000	$60,000

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF INCOME
FOR THE TWELVE MONTHS ENDED
JUNE 30, 2003 AND 2002
(Unaudited)

	Twelve Months Ended
	June 30,

(in thousands, except per share amounts)	2003	2002

		Restated
		Note 2
Operating Revenues
Water	$178,961	$180,368
Electric	24,610	17,163

	203,571	197,531

Operating Expenses
Water purchased	42,202	38,090
Power purchased for pumping	10,081	10,140
Power purchased for resale	12,160	19,642
Unrealized loss on power purchased contracts	1,256	—
Groundwater production assessment	7,216	7,016
Supply cost balancing accounts	3,867	(11,935)
Other operating expenses	16,891	15,439
Administrative and general expenses	28,465	33,683
Depreciation and amortization	18,164	17,005
Maintenance	9,744	8,191
Taxes on income	10,638	15,693
Other taxes	7,561	7,073

Total operating expenses	168,245	160,037

Operating Income	35,326	37,494
Other Income (Loss)
Other income (loss) - net	188	(253)

Total other income (loss)	188	(253)
Interest Charges
Interest on long-term debt	16,495	14,922
Other interest and amortization of debt expense	523	413

Total interest charges	17,018	15,335
Net Income	$18,496	$21,906

Weighted Average Number of Shares Outstanding	110	110
Basic Earnings Per Common Share	$168,148	$199,145
Dividends Declared Per Common Share	$143,000	$123,000

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Six Months Ended
	June 30,

(in thousands)	2003	2002

Cash Flows From Operating Activities:
Net income	$6,885	$9,610
Adjustments for non-cash items:
Depreciation and amortization	9,431	8,651
Deferred income taxes and investment tax credits	2,215	4,655
Other - net	410	1,010
Changes in assets and liabilities:
Accounts receivable - customers	372	(456)
Unbilled revenue	(851)	(1,765)
Other accounts receivable	(2,440)	(152)
Prepayments and other current assets	661	169
Supply cost balancing accounts	1,459	(5,815)
Deferred charges and other assets	(317)	(2,517)
Accounts payable	(2,634)	3,006
Intercompany payable	(1,107)	(9,366)
Taxes payable	1,774	471
Other current liabilities	(3,203)	693

Net Cash Provided	12,655	8,194

Cash Flows From Investing Activities:
Construction expenditures	(16,344)	(20,294)

Net Cash Used	(16,344)	(20,294)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	2,811	2,204
Refunds on advances for construction	(2,230)	(2,560)
Repayments of long-term debt	(170)	(226)
Common and preferred dividends paid	(7,700)	(6,600)

Net Cash Used	(7,289)	(7,182)

Net decrease in cash and cash equivalents	(10,978)	(19,282)
Cash and cash equivalents, beginning of period	11,677	26,079

Cash and cash equivalents, end of period	$699	$6,797

Non-cash activities - supplemental disclosures:
Adoption of new accounting standard for asset retirement obligtions:
Cumulative effect of adoption - Regulatory asset	$2,479	—
Utility plant, net	221	—
Asset retirement obligations	(2,700)	—

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
SOUTHERN CALIFORNIA WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     American States Water Company (AWR), incorporated in 1998, is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and Chaparral City Water Company (CCWC). More than 90% of AWR’s assets consist of the common shares of SCW. SCW is a public utility company engaged principally in the purchase, production, distribution and sale of water in California. In addition, SCW distributes and sells electric energy in several mountain communities in California. Unless otherwise stated in this report, the terms “Registrant” and “the Company” apply to both AWR and SCW, collectively.

     Note 1 - Basis of Presentation: The consolidated financial statements included herein have been prepared by AWR, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2002 filed with the SEC. Certain prior year amounts have been reclassified to conform to current year presentation.

     Note 2 - Restatement of Previously Issued Financial Statements: In connection with a deferred tax analysis of Registrant’s tax accounts performed in 2002, Registrant determined that it had miscalculated its net accumulated deferred income taxes over several years, resulting in taxes on income not being recognized in the proper period, and overstating Registrant’s net deferred tax liabilities and current taxes payable. Registrant further determined that the amount of the overstatements, which totaled approximately $4.7 million and $4.9 million as of December 31, 2001 for AWR and SCW, respectively, arose in prior years and that prior years’ financial statements should be restated to reduce net accumulated deferred income taxes, taxes payable and the related tax expense to reflect amounts currently due and deferred. The financial information for the twelve months ended June 30, 2002 included in these consolidated financial statements has been adjusted to give effect to the restatement. The following tables summarize the effects of the restatement on Registrant’s twelve months ended June 30, 2002:

	Twelve Months Ended June 30, 2002

	AWR		SCW

	Previously		Previously
(dollars in thousands except EPS)	Reported	Restated	Reported	Restated

Statements of Income:
Taxes on income	$15,690	$15,481	$15,902	$15,693
Operating income	38,259	38,468	37,285	37,494
Net income	21,518	21,727	21,697	21,906
Basic earnings per share	$1.42	$1.43	$197,245	$199,145
Diluted earnings per share	$1.40	$1.43	N/A	N/A

     Note 3 - Earnings Per Share: Basic earnings per common share are calculated pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Under the American States Water Company 2000 Stock Incentive Plan, stock options are granted to certain eligible employees. As a result, fully diluted earnings per share amounts are shown. Earnings per share for all periods presented also reflect a three-for-two split of AWR’s common shares effective June 7, 2002.

     Note 4 - Regulatory Matters:

     Changes in Rates:

     Step increases of approximately $321,600 for four of seven ratemaking districts in SCW’s Region I were implemented in January 2002. Region I also received attrition increases of $219,400 effective January 2003.

     On January 16, 2003, the California Public Utilities Commission (CPUC) approved rate increases of approximately $2.7 million annually, effective January 22, 2003, in SCW’s Metropolitan district to recover costs associated with an increase in Region II rate base due to SCW’s 2002 infrastructure replacement program and, additionally, to recover general increases in operating expenses. On January 31, 2003, the CPUC also approved SCW’s Advice Letter filed for the Region II 2003 infrastructure replacement program with rate increases of $3.5 million annually, effective February 4, 2003.

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

     In a decision issued on June 19, 2003 related to the memorandum supply cost account, the CPUC concluded that (i) if a utility is within its rate case cycle and does not earn over its authorized rate of return, the utility is entitled to recover its costs in the memorandum supply cost account, subject to a reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns over the authorized return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate of return; and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually by March 31. The CPUC also authorized water utilities, including SCW, to file advice letters, seeking account review for November 29, 2001 through December 31, 2002 within 90 days of this decision. SCW has an under-collection of approximately $3.1 million in its memorandum supply cost account for the period from November 29, 2001 to December 31, 2002, and intends to file advice letters before the due date of

     Note 4 - Regulatory Matters (Continued):

September 19, 2003, pending clarification by the CPUC of certain procedures in the June 19, 2003 decision. As of June 30, 2003, SCW has an under-collection of approximately $4.7 million in its memorandum supply cost account, and intends to file advice letters annually by March 31.

     SCW has a net under-collection position of $2.5 million recorded in its water supply balancing account at June 30, 2003 related to pre-November 29, 2001 activities. Of these amounts, recovery of approximately $0.3 million has been included in rates prior to November 29, 2001. Pursuant to an order issued in December 2002 by the CPUC, authorizing water utilities to file advice letters, SCW filed such advice letters for the under recovered balance of $2.2 million on March 17, 2003, requesting recovery of the balancing accounts prior to November 29, 2001. On June 19, 2003, the CPUC authorized increases of $2.1 million in total, effective June 24, 2003, for SCW to recover the pre-November 29, 2001 balances. The remaining $75,000 is to be deferred to the next rate case of Region I.

     Electric Balancing Account – Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $23.6 million at June 30, 2003. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour for a period of up to ten years to enable SCW to recover this under-collection. SCW sold 28,287,000 and 27,981,000 kilowatt hours of electricity to its Bear Valley Electric division customers during the three months ended June 30, 2003 and 2002, respectively, 67,972,000 and 67,178,000 kilowatt hours, respectively, for the six months ended June 30, 2003 and 2002, and 132,620,000 and 128,234,000 kilowatt hours, respectively, for the twelve months ended June 30, 2003 and 2002. SCW anticipates that electricity sales during the ten year period will be sufficient to enable SCW to recover the amount of this under-collection during this ten year period.

     CCWC, subject to regulation by the Arizona Corporation Commission (ACC), does not maintain balancing accounts and increases in costs are normally expensed as incurred and recovered through adjustments in general rate case applications.

     Note 5 - New Accounting Pronouncements:

     Effective January 1, 2003, Registrant adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be disposed of at removal. As such, the regulated subsidiaries of AWR incur asset retirement obligations. Retirement cost has historically been recovered through rates at the time of retirement. Accordingly, at implementation of SFAS No. 143, the cumulative effect was reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

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

     Note 5 - New Accounting Pronouncements (Continued):

     The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations (“ARO”):

	For The Six Months Ended June 30, 2003

	Balance at Adoption	Liabilities	Liabilities		Balance At
	January 1, 2003	Incurred	Settled	Accretion	June 30, 2003

ARO	$2,718,079	—	—	102,316	$2,820,395

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. The Company has not entered into or modified any contracts or designated any hedging relationships after June 30, 2003.

     In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This Statement was effective July 1, 2003. At June 30, 2003, Registrant did not have any financial instruments with characteristics of both liabilities and equity.

     Note 6 – Contingencies

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

     Note 6 – Contingencies (Continued)

     On October 25, 1999, SCW sued Aerojet-General Corporation (Aerojet) for causing the contamination of the Sacramento County Groundwater Basin. A cross complaint in 2000 filed by Aerojet against SCW for negligence and constituting a public nuisance was dismissed by the court in October 2002.

     In a separate case, also filed on October 25, 1999, SCW filed a lawsuit against the State of California and its State Water Resources Control Board, Central Valley Regional Water Quality Control Board, and Department of Toxic Substances Control (collectively, the State) alleging that the State had substantially participated in a project to inject chemical pollution into portions of the Sacramento County groundwater basin and that pollution is progressively destroying the groundwater supply in SCW’s Rancho Cordova water system. SCW and the State have entered into a comprehensive $2,475,000 settlement of all of SCW’s claims against the State contingent upon the court’s approval of the good faith of the settlement, of which the Company has received $2,397,000 on July 3, 2003 with the remaining balance to be received during the third quarter of 2003.

     The CPUC has authorized memorandum accounts to allow for recovery of costs incurred by SCW in prosecuting the cases against the State and Aerojet from customers, less any recovery from the defendants or others. As of June 30, 2003, approximately $15.3 million has been recorded as Other Deferred Charges. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million, in expenses that were incurred on or before August 31, 2000. SCW will file to replace the current six year amortization to reflect the current memorandum account balance and maintain a long-term amortization period in the next general rate case application for its Region I. The Notice of Intent for the application was filed with the CPUC on January 31, 2003. Management believes these costs are recoverable but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

     The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time, SCW has been working with the Regional Water Quality Control Board as well as the owner of a gas service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier. At this time, a settlement with Chevron has been tentatively reached. The impacted well may need to be removed permanently from service and the settlement with Chevron, being finalized at this time, will afford the Company with sufficient funds to commence siting and construction of a replacement well.

     Volatile Organic Compounds (VOC) and perchlorate have been detected in two wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in the federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues, prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

     Note 6 – Contingencies (Continued)

     SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project as well as for violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. Subsequently, Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. To date, SCW has spent approximately $2.4 million in this matter for legal costs, all of which has been expensed. A date of September 30, 2003 has been set for mediation in this matter.

     The Company is also subject to ordinary routine litigation incidental to its business. Other than those disclosed above, no other legal proceedings are pending, which are believed to be material. Management believes that proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

     Note 7 - Business Segments

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

(dollars in thousands)	For The Three Months Ended June 30, 2003

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$44,690	$5,353	$1,558	$257	($41)	$51,817
Operating income (loss) before income taxes	9,297	1,073	306	(1,467)	—	9,209
Interest expense, net	3,922	350	121	146	—	4,539
Identifiable assets	514,433	27,094	29,468	100	—	571,095
Depreciation expense	4,322	391	232	—	—	4,945
Capital additions	7,671	644	688	43	—	9,046

(dollars in thousands)	For The Three Months Ended June 30, 2002

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$47,068	$3,839	$1,697	$198	$—	$52,802
Operating income (loss) before income taxes	13,824	232	602	(637)	—	14,021
Interest expense, net	3,746	334	121	163	—	4,364
Identifiable assets	494,807	27,367	28,580	—	—	550,754
Depreciation expense	3,943	367	228	—	—	4,538
Capital additions	11,740	587	252	—	—	12,579

     Note 7 - Business Segments (Continued):

(dollars in thousands)	For The Six Months Ended June 30, 2003

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$82,859	$12,357	$2,814	$504	($41)	$98,493
Operating income (loss) before income taxes	19,001	876	483	(1,601)	—	18,759
Interest expense, net	7,861	701	242	300	—	9,104
Identifiable assets	514,433	27,094	29,468	100	—	571,095
Depreciation expense	8,648	783	461	—	—	9,892
Capital additions	14,965	1,379	1,078	33	—	17,455

(dollars in thousands)	For The Six Months Ended June 30, 2002

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$84,802	$9,045	$3,054	$386	$—	$97,287
Operating income (loss) before income taxes	24,005	1,052	922	(1,027)	—	24,952
Interest expense, net	7,511	669	247	304	—	8,731
Identifiable assets	494,807	27,367	28,580	—	—	550,754
Depreciation expense	7,916	735	455	—	—	9,106
Capital additions	19,327	967	383	—	—	20,677

(dollars in thousands)	For The Twelve Months Ended June 30, 2003

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$178,961	$24,610	$5,917	$964	($41)	$210,411
Operating income (loss) before income taxes	41,973	3,991	1,308	(2,867)	—	44,405
Interest expense, net	15,502	1,516	477	577	—	18,072
Identifiable assets	514,433	27,094	29,468	100	—	571,095
Depreciation expense	16,646	1,518	923	—	—	19,087
Capital additions	34,219	1,319	1,795	100	—	37,433

(dollars in thousands)	For The Twelve Months Ended June 30, 2002

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$180,368	$17,163	$6,323	$787	$—	$204,641
Operating income (loss) before income taxes	56,390	(3,203)	1,824	(1,062)	—	53,949
Interest expense, net	14,081	1,254	524	710	—	16,569
Identifiable assets	494,807	27,367	28,580	—	—	550,754
Depreciation expense	15,546	1,459	1,075	—	—	18,080
Capital additions	45,127	2,161	717	—	—	48,005

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

General

     American States Water Company (AWR), incorporated in 1998, is engaged in the business of holding, for investment, the stock primarily of utility companies. AWR’s principal investment is the stock of SCW. SCW is a California public utility company engaged principally in the purchase, production, distribution and sale of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the Public Utilities Commission of the State of California (CPUC) and was incorporated on December 31, 1929. SCW is organized into one electric customer service area and three water service regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I incorporates 7 customer service areas in northern and central California; Region II has 4 customer service areas located in Los Angeles County; Region III incorporates 10 water customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric division.

     SCW served 261,247 water customers and 22,080 electric customers at June 30, 2003, or a total of 283,327 customers, compared with 281,421 total customers at June 30, 2002.

     SCW’s utility operations exhibit seasonal trends. Although SCW’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of SCW’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 87.1%, 90.6% and 91.6% of total water revenues for the three, six and twelve months ended June 30, 2003, respectively, as compared to 85.8%, 89.7% and 90.9% for the three, six and twelve months ended June 30, 2002, respectively.

     AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) is in the business of contracting to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading. ASUS services approximately 91,500 accounts. Chaparral City Water Company (CCWC) is an Arizona public utility company serving 11,910 customers as of June 30, 2003, compared with 11,625 customers at June 30, 2002, in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. The majority of CCWC’s customers are residential. The Arizona Corporation Commission (ACC) regulates CCWC.

     Neither AWR nor ASUS is directly regulated by either the CPUC or the ACC.

Introduction

     As described in Note 2 to the accompanying consolidated financial statements, Registrant has restated its financial statements for the twelve months ended June 30, 2002. In connection with a deferred tax analysis of Registrant’s tax accounts performed in 2002, Registrant determined that it had miscalculated its net accumulated deferred income taxes and current tax payable account over several years, resulting in taxes on income not being recognized in the proper period, and overstating Registrant’s net deferred tax liabilities and current taxes payable. Registrant further determined that the amount of the overstatements, which totaled approximately $4.7 million and $4.9 million as of December 31, 2001 for AWR and SCW, respectively, arose in prior years and that prior years’ financial statements should be restated to reduce net accumulated deferred income taxes, taxes payable and the related tax expense to reflect amounts currently due and deferred. The financial information for the twelve months ended June 30, 2002 included in these consolidated financial statements has been adjusted to give effect to the restatement. The following table summarizes the effects of the restatement on Registrant’s twelve months ended June 30, 2002:

	Twelve Months Ended June 30, 2002

	AWR		SCW

	Previously		Previously
(dollars in thousands except EPS)	Reported	Restated	Reported	Restated

Statements of Income:
Taxes on income	$15,690	$15,481	$15,902	$15,693
Operating income	38,259	38,468	37,285	37,494
Net income	21,518	21,727	21,697	21,906
Basic earnings per share	$1.42	$1.43	$197,245	$199,145
Diluted earnings per share	$1.40	$1.43	N/A	N/A

     All earnings per share information reflect a three-for-two split of AWR’s common shares to holders of record on May 15, 2002.

Results of Operation

RESULTS OF SECOND QUARTER 2003 OPERATIONS

	3 MOS	3 MOS
	ENDED	ENDED	$	%
	6/30/03	6/30/02	CHANGE	CHANGE

OPERATING REVENUES
Water	$46,207	$48,765	$(2,558)	-5.2%
Electric	5,353	3,839	1,514	39.4%
Other	257	198	59	29.8%

Total operating revenues	51,817	52,802	(985)	-1.9%

OPERATING EXPENSES
Water purchased	10,470	10,746	(276)	-2.6%
Power purchased for pumping	2,410	2,465	(55)	-2.2%
Power purchased for resale	2,814	5,512	(2,698)	-48.9%
Unrealized gain on power purchased contracts	(1,557)	—	(1,557)	100.0%
Groundwater production assessment	1,729	1,801	(72)	-4.0%
Supply cost balancing accounts	501	(3,489)	3,990	-114.4%
Other operating expenses	5,086	4,152	934	22.5%
Administrative and general expenses	11,890	8,879	3,011	33.9%
Depreciation and amortization	4,945	4,538	407	9.0%
Maintenance	2,299	2,194	105	4.8%
Taxes on income	1,790	4,135	(2,345)	-56.7%
Other taxes	2,021	1,983	38	1.9%

Total operating expenses	44,398	42,916	1,482	3.5%

Operating income	7,419	9,886	(2,467)	-25.0%

OTHER INCOME (LOSS) - NET	31	(87)	118	-135.6%

INTEREST CHARGES	4,539	4,364	175	4.0%

NET INCOME	$2,911	$5,435	$(2,524)	-46.4%

     Second quarter net income decreased 46.4% to $2.9 million, equivalent to $0.19 per common share on a basic and fully diluted basis, compared to $5.4 million or $0.36 per share earned in 2002’s second quarter.

Operating Revenues

     For the three months ended June 30, 2003, revenues from water operations decreased 5.2% to $46.2 million compared to $48.8 million for the three months ended June 30, 2002. The decrease was due to a 10.6% decrease in water consumption resulting from wetter and cooler temperatures in most of SCW’s service areas, offset by two rate increases for SCW’s Region II that were effective on January 21, 2003 and February 4, 2003, respectively. These two rate increases are expected to generate additional revenues of approximately $6.2 million annually. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers causing fluctuations in Registrant’s revenues and earnings between comparative periods.

     For the three months ended June 30, 2003, revenues from electric operations increased by 39.4% to $5.4 million compared to $3.8 million for the three months ended June 30, 2002. The increase reflects rate increases in July 2002 authorized by the CPUC to cover purchased power costs under various power supply agreements. In addition, kilowatt-hour sales increased by 1.1%.

Operating Expenses

     For the three months ended June 30, 2003, purchased water costs decreased by 2.6% to $10.5 million compared to $10.7 million for the three months ended June 30, 2002. The decrease was due to a 10.6% decrease in water consumption, offset by (i) an increase in the costs of leased water rights to pump in SCW’s Region II, and (ii) additional purchased water volume necessary during the second quarter of 2003 to replace pumped water supply lost due to wells being removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Arden/Cordova customer service area and Foothill districts. For the three months ended June 30, 2003, 48% of our supply mix was purchased water as compared to 43% purchased for the three months ended June 30, 2002.

     For the three months ended June 30, 2003, cost of power purchased for pumping decreased slightly by 2.2% to $2.4 million compared to $2.5 million for three months ended June 30, 2002. The decrease is due to lower consumption and lower well production as a result of additional wells down for maintenance and water quality issues. The effect of wells being offline was partially offset by increased power rates and timing differences in billing by our energy providers.

     For the three months ended June 30, 2003, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 48.9% to $2.8 million compared to $5.5 million for the three months ended June 30, 2002. The significant decrease is primarily due to (i) lower power costs at a price of $74.65 per megawatt hour (MWh) effective November 2002 under SCW’s power supply agreements with Pinnacle West Capital Corporation (PWCC) as compared to $95 per MWh for energy purchased from Mirant Americas Energy Marketing, LP (Mirant) under then existing contracts in the same period of 2002, and (ii) additional accruals of $2.2 million for purchased power costs based on adjusted invoices received in April of 2002 from Dynegy Power Marketing, Inc. (Dynegy) for purchased power incurred during prior periods. There were no comparable accruals during the three months ended June 30, 2003.

     The entry for unrealized gain and loss on power purchased contracts represent gains and losses recorded for SCW’s power purchase agreements, effective November 2002 with PWCC, which qualify as derivative instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $1.6 million pre-tax unrealized gain for the three months ended June 30, 2003 is due to increases in current forward market prices since December 31, 2002. This results in a decrease in SCW’s cumulative unrealized loss on these contracts. There is no cash flow impact from these gains and losses. Management is evaluating alternatives to minimize future unrealized losses. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC. Management expects there to be no overall impact on Bear Valley Electric earnings at the end of the contract period, in 2008.

     For the three months ended June 30, 2003, groundwater production assessments decreased by 4.0% to $1.7 million compared to $1.8 million for the three months ended June 30, 2002 due primarily to wells being down as discussed previously, which resulted in increased purchased water and less pumping, and lower consumption. The decrease was partially offset by increases in assessment rates levied against groundwater production effective July 2002.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. An increase in the provision of supply cost balancing accounts of $4.0 million for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002, primarily reflects new rates authorized in July of 2002 to recover electric power costs, and additional accruals of $2.2 million for purchased power costs recorded in April 2002 as discussed previously. At June 30, 2003, Registrant had a combined net under-collected position of $26.0 million in both its water and electric supply balancing accounts primarily due to the previous increases in energy costs.

     For the three months ended June 30, 2003, other operating expenses increased by 22.5% to $5.1 million compared to $4.2 million for the three months ended June 30, 2002. The increase was due primarily to (i) higher water treatment costs and labor costs which increased by almost $540,000, (ii) approximately $165,000 of refunds for a sewer service overpayment in June 2002 for which there was no counterpart in 2003; and (iii) reimbursements totaling $205,000 received during second quarter of 2002 from settling parties for expenses incurred in the San Gabriel basin to meet water quality standards for which there was no counterpart in 2003.

     For the three months ended June 30, 2003, administrative and general expenses increased by 33.9% to $11.9 million compared to $8.9 million for the three months ended June 30, 2002. The increase was due primarily to (i) approximately $800,000 increase in outside consulting services for new business development, (ii) approximately $600,000 increase in legal costs incurred primarily in the Edison lawsuit for Bear Valley Electric, (iii) the write-off of $680,000 in legal costs incurred to obtain water storage rights in SCW’s Central basin area due to an unfavorable court decision that will likely result in SCW’s inability to obtain the rights, and (iv) approximately $580,000 increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs.

     For the three months ended June 30, 2003, depreciation expense increased by 9.0% to $4.9 million compared to $4.5 million for the three months ended June 30, 2002. The increase reflects, among other things, the effects of recording approximately $51 million in utility plant during 2002, depreciation on which began in January 2003.

     For the three months ended June 30, 2003, maintenance expense increased by 4.8% to $2.3 million compared to $2.2 million due principally to the termination of SCW’s Cash Preservation Program (“CPP”) in August 2002 following the CPUC’s approval of rate increases permitting SCW to begin recovery of power costs incurred during the energy crisis of 2000-2001 to serve customers of its Bear Valley Electric division. The CPP was initially implemented in 2001 to control costs and temporarily limit capital and maintenance expenditures principally to those projects that were believed necessary to meet public safety and health requirements or otherwise provide for continued service. The CPP impacted both the electric and water businesses of SCW.

     For the three months ended June 30, 2003, taxes on income decreased by 56.7% to $1.8 million compared to $4.1 million for the three months ended June 30, 2002 due primarily to lower pre-tax operating income.

     For the three months ended June 30, 2003, other taxes increased slightly by 1.9% to $2 million compared to $1.9 million for the three months ended June 30, 2002 reflecting increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the three months ended June 30, 2003, other income increased by 136% to $31,000 net income compared to a net loss of ($87,000) for the three months ended June 30, 2002 reflecting decreases in labor costs and taxes.

Interest Charges

     For the three months ended June 30, 2003, interest expense increased by 4% to $4.5 million compared to $4.4 million for the six months ended June 30, 2002 due primarily to higher short-term borrowings incurred to finance capital expenditures.

RESULTS OF SIX MONTHS ENDED JUNE 30, 2003

	6 MOS	6 MOS
	ENDED	ENDED	$	%
	6/30/03	6/30/02	CHANGE	CHANGE

OPERATING REVENUES
Water	$85,632	$87,856	$(2,224)	-2.5%
Electric	12,357	9,045	3,312	36.6%
Other	504	386	118	30.6%

Total operating revenues	98,493	97,287	1,206	1.2%

OPERATING EXPENSES
Water purchased	18,358	18,318	40	0.2%
Power purchased for pumping	4,366	4,440	(74)	-1.7%
Power purchased for resale	6,670	10,328	(3,658)	-35.4%
Unrealized gain on power purchased contracts	(1,274)	—	(1,274)	100.0%
Groundwater production assessment	3,396	3,596	(200)	-5.6%
Supply cost balancing accounts	1,459	(5,815)	7,274	-125.1%
Other operating expenses	9,126	7,928	1,198	15.1%
Administrative and general expenses	19,414	16,443	2,971	18.1%
Depreciation and amortization	9,892	9,106	786	8.6%
Maintenance	4,249	4,086	163	4.0%
Taxes on income	3,785	7,148	(3,363)	-47.0%
Other taxes	4,078	3,905	173	4.4%

Total operating expenses	83,519	79,483	4,036	5.1%

Operating income	14,974	17,804	(2,830)	-15.9%

OTHER INCOME (LOSS) - NET	31	169	(138)	-81.7%

INTEREST CHARGES	9,104	8,731	373	4.3%

NET INCOME	$5,901	$9,242	$(3,341)	-36.2%

     Net income for the six months ended June 30, 2003 decreased 36.2% to $5.9 million, equivalent to $0.39 per common share on a basic and fully diluted basis, compared to $9.2 million or $0.61 per share for the six months ended June 30, 2002.

Operating Revenues

     For the six months ended June 30, 2003, revenues from water operations decreased by 2.5% to $85.6 million compared to $87.9 million for the six months ended June 30, 2002. The decrease was due to a 5.9% decrease in water consumption resulting from wetter and cooler temperatures in most of SCW’s service areas, offset by two rate increases for SCW’s Region II that were effective on January 21, 2003 and February 4, 2003, respectively. As mentioned earlier, these two rate increases are expected to generate additional water revenues of approximately $6.2 million annually. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers causing fluctuations in Registrant’s revenues and earnings between comparative periods.

     For the six months ended June 30, 2003, revenues from electric operations increased by 36.6% to $12.4 million compared to $9.0 million for the six months ended June 30, 2002. The increase reflects rate increases in July 2002 authorized by the CPUC to cover purchased power costs under various power supply agreements. In addition, kilowatt-hour sales increased by 1.2%.

Operating Expenses

     For the six months ended June 30, 2003, purchased water costs increased slightly by 0.2% to $18.4 million compared to $18.3 million for the six months ended June 30, 2002. These results reflect a 5.9% decrease in water consumption, offset by (i) an increase in the costs of water rights pumped in SCW’s Region II, and (ii) additional purchased water necessary during the six months ended June 30, 2003 to replace pumped water supply lost due to wells being removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Arden/Cordova, Orange County and Foothill districts. For the six months ended June 30, 2003, 47% of our supply mix was purchased water as compared to 42% purchased water for the six months ended June 30, 2002.

     For the six months ended June 30, 2003, cost of power purchased for pumping decreased slightly by 1.7% to $4.4 million compared to $4.5 million for the six months ended June 30, 2002 due to lower consumption and additional wells down for maintenance and water quality issues. The effect of wells being offline was partially offset by increased power rates.

     For the six months ended June 30, 2003, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 35.4% to $6.7 million compared to $10.3 million for six months ended June 30, 2002. This significant decrease is due primarily to (i) lower power costs at a price of $74.65 per megawatt hour (MWh) effective November 2002 under SCW’s power supply agreements with PWCC as compared to $95 per MWh for energy purchased from Mirant under then existing contracts in the same period of 2002, and (ii) additional accruals of $2.2 million for purchased power costs based on adjusted invoices received in April of 2002 from Dynegy for purchased power incurred during prior periods. There were no comparable accruals during the six months ended June 30, 2003.

     The $1.3 pre-tax unrealized gain on purchased power contracts for the six months ended June 30, 2003 is due to increases in the current forward market prices since December 31, 2002. There is no cash flow impact from the gains and losses on the purchased power contracts.

     For the six months ended June 30, 2003, groundwater production assessments decreased by 5.6% to $3.4 million compared to $3.6 million for the six months ended June 30, 2002 due primarily to wells being down as discussed previously, which resulted in increased purchased water and less pumping, and lower consumption. The decrease was partially offset by increases in assessment rates levied against groundwater production effective July 2002.

     An increase of $7.3 million during the six months ended June 30, 2003 in the provision for supply cost balancing accounts when compared to the six months ended June 30, 2002 primarily reflects new rates authorized in 2002 to recover electric power costs, and additional accruals of $2.2 million for purchased power costs recorded in April 2002 as discussed under power purchased for resale.

     For the six months ended June 30, 2003, other operating expenses increased by 15.1% to $9.1 million compared to $7.9 million for the six months ended June 30, 2002 due primarily to (i) higher water treatment costs and labor costs which increased by almost $780,000, (ii) approximately $165,000 of refunds for a sewer service overpayment in June 2002 for which there was no counterpart in 2003; and (iii) reimbursements totaling $205,000 received during the six months ended June 30, 2002 from settling parties for expenses incurred in the San Gabriel basin to meet water quality standards for which there was no counterpart in 2003.

     For the six months ended June 30, 2003, administrative and general expenses increased by 18.1% to $19.4 million compared to $16.4 million for the six months ended June 30, 2002 due primarily to (i) approximately $600,000 increase in outside services for new business development, (ii) approximately $1.1 million increase in legal costs incurred primarily in the Edison lawsuit for Bear Valley Electric, (iii) the write-off of $680,000 in legal costs incurred to obtain water storage rights in SCW’s Central basin area due to an unfavorable court decision that will likely result in SCW’s inability to obtain the rights, and (iv) approximately $720,000 increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs.

     For the six months ended June 30, 2003, depreciation expense increased by 8.6% to $9.9 million compared to $9.1 million for the six months ended June 30, 2002 reflecting, among other things, the effects of recording approximately $51 million in utility plant during 2002, depreciation on which began in January 2003.

     For the six months ended June 30, 2003, maintenance expense increased by 4.0% to $4.2 million compared to $4.1 million for the six months ended June 30, 2002 due principally to the termination mentioned earlier of SCW’s Cash Preservation Program (“CPP”) in August 2002 following the CPUC’s approval of rate increases permitting SCW to begin recovery of power costs incurred during the energy crisis of 2000-2001 to serve customers of its Bear Valley Electric division.

     For the six months ended June 30, 2003, taxes on income decreased by 47.0% to $3.8 million compared to $7.1 million for six months ended June 30, 2002 due primarily to lower pre-tax operating income.

     For the six months ended June 30, 2003, other taxes increased by 4.4% to $4.1 million compared to $3.9 million for the six months ended June 30, 2002 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the six months ended June 30, 2003, other income (loss) decreased to $31,000 income compared to $169,000 income for the six months ended June 30, 2002. The net decrease reflects the sale of a parcel of non-operating property in Region II of SCW in the first quarter of 2002 for which there was a gain of approximately $506,000, offset by the recording of certain non-regulated expenses to administrative and general expenses of ASUS, a non-regulated subsidiary which totaled approximately $210,000, and a decrease in taxes.

Interest Charges

     For the six months ended June 30, 2003, interest expense increased by 4.3% to $9.1 million compared to $8.7 million for the six months ended June 30, 2002 due primarily to higher short-term borrowings incurred to finance capital expenditures.

RESULTS OF TWELVE MONTHS ENDED JUNE 30, 2003

	12 MOS	12 MOS
	ENDED	ENDED	$	%
	6/30/03	6/30/02	CHANGE	CHANGE

OPERATING REVENUES
Water	$184,837	$186,691	$(1,854)	-1.0%
Electric	24,610	17,163	7,447	43.4%
Other	964	787	177	22.5%

Total operating revenues	210,411	204,641	5,770	2.8%

OPERATING EXPENSES
Water purchased	42,899	38,777	4,122	10.6%
Power purchased for pumping	10,502	10,606	(104)	-1.0%
Power purchased for resale	12,160	19,642	(7,482)	-38.1%
Unrealized loss on power purchased contracts	1,256	—	1,256	100.0%
Groundwater production assessment	7,216	7,016	200	2.9%
Supply cost balancing accounts	3,867	(11,935)	15,802	-132.4%
Other operating expenses	18,182	16,453	1,729	10.5%
Administrative and general expenses	32,980	36,035	(3,055)	-8.5%
Depreciation and amortization	19,087	18,080	1,007	5.6%
Maintenance	10,002	8,427	1,575	18.7%
Taxes on income	9,587	15,481	(5,894)	-38.1%
Other taxes	7,855	7,591	264	3.5%

Total operating expenses	175,593	166,173	9,420	5.7%

Operating income	34,818	38,468	(3,650)	-9.5%

OTHER INCOME (LOSS) - LOSS	252	(172)	424	-246.5%

INTEREST CHARGES	18,072	16,569	1,503	9.1%

NET INCOME	$16,998	$21,727	$(4,729)	-21.8%

     Net income for the twelve months ended June 30, 2003 decreased 21.8% to $17.0 million, equivalent to $1.12 per common share on a basic and fully diluted basis, compared to $21.7 million or $1.43 per share for the twelve months ended June 30, 2002.

Operating Revenues

     For the twelve months ended June 30, 2003, revenues from water operations decreased slightly by 1.0% to $184.8 million compared to $186.7 million for the twelve months ended June 30, 2002. The decrease was due primarily to a decrease of 1.0% in water consumption, and the termination of a surcharge totaling $1.3 million, which was authorized to decrease the balancing account under-collection in SCW’s Metropolitan customer service area. These decreases were offset by rate increases in Region II as discussed earlier, and step and attrition rate increases in the customer service areas that comprise SCW’s Region I which were effective January 2002 and January 2003, respectively.

     For the twelve months ended June 30, 2003, revenues from electric operations increased by 43.4% to $24.6 million compared to $17.2 million for the twelve months ended June 30, 2002. As discussed earlier, the increase reflects rate increases in July 2002 authorized by the CPUC to cover purchased power costs under various power supply agreements. In addition, there was an increase of 3.4% in kilowatt-hour consumption, primarily due to heavier use of snow making machines at ski resorts in the area in the fourth quarter of 2002.

Operating Expenses

     For the twelve months ended June 30, 2003, purchased water costs increased by 10.6% to $42.9 million compared to $38.8 million for the twelve months ended June 30, 2002. The increase was due to an increase in purchased water volume resulting from additional purchased water necessary during the twelve months ended June 30, 2003 to replace pumped water supply lost due to wells being removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Arden/Cordova, Orange County and Foothill districts. For the twelve months ended June 30, 2003, 47% of the supply mix was purchased as compared to 43% purchased water for the twelve months ended June 30, 2002. In addition, the twelve-months ended June 30, 2003 include costs of approximately $1.4 million, incurred in connection with the purchasing and trucking of water, in SCW’s Wrightwood customer service area due to a sudden and unexplained drop in groundwater level in the area during the early part of the third quarter of 2002. The water hauling ended in January 2003.

     For the twelve months ended June 30, 2003, cost of power purchased for pumping decreased slightly by 1.0% to $10.5 million compared to $10.6 million for the twelve months ended June 30, 2002 due to slightly lower consumption and additional wells down for maintenance and water quality issues. The effect of wells being offline was partially offset by increased power rates. Additionally, a credit of $440,000 recorded in the fourth quarter of 2001 for the sale of groundwater in the Chino Basin also impacted the twelve-month comparison. There was no similar credit in the comparable periods of 2003.

     For the twelve months ended June 30, 2003, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 38.1% to $12.1 million compared to $19.6 million for the twelve months ended June 30, 2002. This significant decrease is due to (i) lower power costs at a price of $74.65 per megawatt hour (MWh) effective November 2002 under SCW’s power supply agreements with PWCC as compared to $95 per MWh for energy purchased from Mirant under then existing contracts in the same period of 2002, (ii) additional accruals of $2.2 million for purchased power costs based on adjusted invoices received in April of 2002 from Dynegy for purchased power incurred during prior periods. There were no comparable accruals during the twelve months ended June 30, 2003; and (iii) the reversal of an accrual totaling approximately $2.2 million in October 2002 resulting from a settlement with Dynegy.

     For the twelve months ended June 30, 2003, the $1.3 million pre-tax unrealized loss on purchased power contracts resulted from the contract prices with PWCC being higher than current forward market prices. There is no cash flow impact of this loss.

     For the twelve months ended June 30, 2003, groundwater production assessments increased by 2.9% to $7.2 million compared to $7.0 million for the twelve months ended June 30, 2002 due primarily to higher assessments levied against production for the water year 2002-2003 as compared with the previous year.

     An increase of $15.8 million during the twelve months ended June 30, 2003 in the provision for supply cost balancing accounts when compared to the twelve months ended June 30, 2002 primarily reflects new rates and surcharges authorized in 2001 and 2002 to recover electric power costs and under-collection in the electric balancing account. Discussion under the power purchased for resale also impact the supply cost balancing accounts.

     For the twelve months ended June 30, 2003, other operating expenses increased by 10.5% to $18.2 million compared to $16.5 million for the twelve months ended June 30, 2002 due primarily to higher water treatment costs and labor costs which increased by almost $1.7 million.

     For the twelve months ended June 30, 2003, administrative and general expenses decreased by 8.5% to $33.0 million compared to $36.0 million for the twelve months ended June 30, 2002 due primarily to the reversal of the remaining reserve of $6.5 million in the fourth quarter of 2002 for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area. The reserve was established in late 2001, which also impact the comparison between periods, to offset future impacts to earnings for the difference between authorized rates and SCW’s actual electric power costs under its agreement with Mirant. The agreements SCW entered into with PWCC in September 2002 enable it to purchase power at a cost lower than that authorized by the CPUC, thereby removing the need for the reserve. The decrease was offset by an increase totaling approximately $5.9 million in outside services primarily for new business development, legal costs incurred in the Edison lawsuit for Bear Valley Electric, and legal costs for various power purchase contracts. In addition, there was an approximately $2 million increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs.

     For the twelve months ended June 30, 2003, depreciation expense increased by 5.6% to $19.1 million compared to $18.1 million for the twelve months ended June 30, 2002 reflecting, among other things, the effects of recording approximately $51 million in utility plant during 2002, depreciation on which began in January 2003.

     For the twelve months ended June 30, 2003, maintenance expense increased by 18.7% to $10.0 million compared to $8.4 million for the twelve months ended June 30, 2002 due principally to the termination mentioned earlier of SCW’s Cash Preservation Program (“CPP”) in August 2002 following the CPUC’s approval of rate increases permitting SCW to begin recovery of power costs incurred during the energy crisis of 2000-2001 to serve customers of its Bear Valley Electric division.

     For the twelve months ended June 30, 2003, taxes on income decreased by 38.1% to $9.6 million compared to $15.5 million for the twelve months ended June 30, 2002 due primarily to lower pre-tax operating income.

     For the twelve months ended June 30, 2003, other taxes increased by 3.5% to $7.9 million compared to $7.6 million for the twelve months ended June 30, 2002 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the twelve months ended June 30, 2003, other income (loss) increased to $252,000 income compared to ($172,000) loss for the twelve months ended June 30, 2002 due to recording of certain non-regulated expenses to administrative and general expenses of ASUS, a non-regulated subsidiary which totaled approximately $700,000, and the write-off of approximately $312,000 in expenses associated with the termination of the acquisition of Peerless Water Co. in the fourth quarter of 2001. These increases were offset by the sale of a parcel of non-operating property in Region II of SCW in the first quarter of 2002 for which there was a gain of approximately $506,000.

Interest Charges

     For the twelve months ended June 30, 2003, interest expense increased by 9.1% to $18.1 million compared to $16.6 million for the twelve months ended June 30, 2002 due primarily to the issuance of $50 million in long-term debt by SCW in December 2001.

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

     On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum account. The over- or under-collection of water supply costs are recorded in this memorandum account in a manner similar to the balancing account. The income statements of SCW no longer include entries reflecting differences between authorized water supply unit costs included in rates and actual water supply costs. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings. SCW’s basic earnings per share for the three, six and twelve months ended June 30, 2003 were $0.03, $0.07 and $0.22, respectively, less than they would have been if the November 2001 CPUC order had not been issued.

     In a decision issued on June 19, 2003 related to the memorandum supply cost account, the CPUC concluded that (i) if a utility is within its rate case cycle and does not earn over its authorized rate of return, the utility is entitled to recover its costs in the memorandum supply cost account, subject to a reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns over the authorized return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate of return; and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually by March 31. The CPUC also authorized water utilities, including SCW, to file advice letters seeking account review for November 29, 2001 through December 31, 2002 within 90 days of this decision. SCW has an under-collected balance of approximately $3.1 million in its memorandum supply cost account from November 29, 2001 to December 31, 2002. We intend to file advice letters seeking recovery before the due date of September 19, 2003, pending clarification by the CPUC of certain procedures in the June 19, 2003 decision. As of June 30, 2003, SCW has an under-collection of approximately $4.7 million in its memorandum supply cost account, and intends to file advice letters annually by March 31.

     SCW has a net under-collection position of $2.5 million recorded in its water supply balancing account at June 30, 2003 related to pre-November 29, 2001 activities. Of these amounts, recovery of approximately $0.3 million has been included in rates prior to November, 29, 2001. Pursuant to an order issued in December 2002 by the CPUC, authorizing water utilities to file advice letters, SCW filed such advice letters for the under recovered balance of $2.2 million on March 17, 2003, requesting recovery of the balancing accounts prior to November 29, 2001. On June 19, 2003, the CPUC authorized increases in rates of $2.1 million in total, effective June 24, 2003, for SCW to recover the pre-November 29, 2001 balances. The remaining $75,000 is to be deferred to the next rate case of Region I.

     Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $23.6 million at June 30, 2003. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour for a period of up to ten years to enable SCW to recover this under-collection. SCW sold 28,287,000, 67,972,000 and 132,620,000 kilowatt hours of electricity, respectively, to its Bear Valley Electric division customers for the three, six and twelve months ended June 30, 2003, and 27,981,000, 67,178,000 and 128,234,000 kilowatt hours for the comparable periods in 2002, respectively. SCW anticipates that electricity sales during the ten year period will be sufficient to enable it to recover the amount of this under-collection during this ten year period. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     Accounting for Rate Regulation

•	Management believes that regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When either SCW or CCWC file for adjustments to rates, capital assets, operating costs and other matters are subject to review, and disallowances could occur. Regulatory disallowances in the past have not been frequent but have on occasion significantly impacted AWR’s results of operations.

•	The utility subsidiaries, SCW and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation”. This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. If rate recovery is no longer probable, Registrant is required to write off the related regulatory asset.

•	Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of SCW and CCWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A change in the regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, could have a material impact on the financial position and results of operations of Registrant.

•	Depreciation is computed at composite rates, based on depreciable plant at the beginning of each year, considered sufficient to amortize costs over the estimated remaining lives of assets. Depreciation studies are performed periodically and prospective changes in rates are estimated to make up for past differences. These studies are reviewed and approved by either the CPUC or the ACC. Changes in estimates of depreciable lives or changes in depreciation rates mandated by regulations could impact results of operations of Registrant in periods subsequent to the change. Depreciation is computed on the straight-line, remaining-life basis.

•	As prescribed by the CPUC under its Uniform System of Accounts for Water Utilities, SCW is allowed to capitalize a portion of general costs such as engineering, supervision, general office salaries and expenses, legal expenses, insurance, injuries and damages, pensions and benefits, and taxes, as overhead construction costs included in SCW’s Utility Plant. All overhead construction costs are charged to jobs on the basis of the amounts of such overhead expenses reasonably applicable thereto, so that each job bears its equitable proportion of such costs and its direct costs.

     Accounting for Derivative Instruments

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. SCW is a party to various block-forward purchase power contracts. Certain of these contracts qualify as an exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts that do not qualify for the normal purchases and normal sales exception have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings. On a quarterly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of the quarter. As these contracts are settled, the realized gains or losses will be recorded and the unrealized loss will be reversed.

     The unrealized gains for the three and six months ended June 30, 2003 resulted from increases in the current forward market prices since December 31, 2002 which resulted in a decrease in the cumulative unrealized loss for the contracts. For the twelve months ended June 30, 2003, the unrealized loss resulted from the contract prices with PWCC being higher than current forward market prices. There is no cash flow impact for the gains and losses. Management is evaluating alternatives to minimize future unrealized loss. These unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with Pinnacle West; both negatively and positively. The end result is projected to be a net zero impact on Bear Valley Electric earnings at the end of the contract period, in 2008.

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

     Upon adoption on January 1, 2003, Registrant recorded an asset retirement obligation of $13.2 million at its net present value of $2.7 million, increased depreciable assets by $0.4 million for asset retirement costs, increased regulatory assets by $2.5 million and increased accumulated depreciation by $0.2 million. Amounts recorded under SFAS No. 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations (“ARO”):

	For The Six Months Ended June 30, 2003

	Balance at Adoption	Liabilities	Liabilities		Balance At
	January 1, 2003	Incurred	Settled	Accretion	June 30, 2003

ARO	$2,718,079	—	—	102,316	$2,820,395

     Accounting for Pension and Other Postretirement Benefits

     Registrant records plan assets, obligations and expenses related to its pension and other postretirement benefit plans based on actuarial valuations. Key assumptions in these valuations include discount rates, expected returns on plan assets, compensation increases and health care cost trend rates. Registrant believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of its plan actuary. Net periodic pension cost is expected to increase from $1.8 million for the plan year ended December 2002 to $3.0 for the year ending December 31, 2003 due to actuarial assumption changes in discount rate and expected long-term rate of return on plan assets. Postretirement benefit cost is also expected to increase. The increases are generally recovered through rates. Net periodic pension and postretirement benefit costs for 2003 were computed using a discount rate and expected long-term rate of return on plan assets of 6.75% and 7.0%, respectively, as compared to 7.25% and 8.0% in 2002. Both pension and postretirement liabilities, and future pension and postretirement expense increase as the discount rate is reduced. In addition, pension and postretirement expense increases as the expected rate of return on plan assets decreases.

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

Liquidity and Capital Resources

     AWR

     Net cash provided by operating activities was $12.5 million for the six months ended June 30, 2003 as compared to $17.2 for the six months ended June 30, 2002. The decrease of $4.7 million in cash provided by operations was primarily attributable to the decreases in net income, and deferred income taxes and investment tax credits.

     Net cash used in investing activities was $17.5 million for the six months ended June 30, 2003 as compared to $20.7 million for the six months ended June 30, 2002. The decrease in cash used from investing activities is due to reduced capital expenditures.

     Net cash used in financing activities was $7.8 million for the six months ended June 30, 2003 as compared to $15.6 million for the six months ended June 30, 2002. The decrease was due primarily to (i) the redemption of preferred shares in 2002 totaling $1.9 million, and (ii) a reduction of $5 million in payments made to banks for notes payable.

     AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. As of June 30, 2003, approximately $31.1 million remained for issuance under this Registration Statement. AWR intends to issue approximately $31 million of common shares pursuant to this Registration Statement within the next 120 days. The net proceeds will be used to make equity investments in SCW and ASUS.

     In June 2002, AWR established a $75 million revolving credit facility which matures in June 2005. Up to $15 million of this facility may be used for letters of credit. As of June 30, 2003, an aggregate of $33 million in cash borrowing was outstanding. Approximately $8 million of letters of credit were outstanding under this facility.

     On April 19, 2002, AWR completed the redemption of all of its outstanding 4%, 4¼% and 5% series of preferred shares.

     SCW

     Net cash provided by operating activities was $12.7 million for the six months ended June 30, 2003 as compared to $8.2 for the six months ended June 30, 2002. The increase of $4.5 million in cash provided by operations was primarily attributable to an $8.1 million favorable change in intercompany balances between the two periods, offset by the decreases in net income, and deferred income taxes and investment tax credits.

     Net cash used in investing activities was $16.3 million for the six months ended June 30, 2003 as compared to $20.3 million for the six months ended June 30, 2002. The decrease in cash used from investing activities is due to reduced capital expenditures.

     Net cash used in financing activities was $7.3 million for the six months ended June 30, 2003 as compared to $7.2 million for the six months ended June 30, 2002.

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

Contractual Obligations and Other Commitments

     In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual principal payments are generally made from cash flow from operations. In the case of the $12,500,000 in notes due October 2003, SCW intends to refinance this obligation through issuance of equity to its parent, AWR.

     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of June 30, 2003. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

	Payments/Commitments Due by Period (1)

($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures(2)	$185,600	$12,500	—	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	19,354	91	194	218	18,851
Other Debt Instruments(5)	2,383	188	404	453	1,338
Purchased Power Contracts(6)	65,768	12,014	23,988	23,947	5,819
Operating Leases (7)	5,934	1,794	3,257	883	—
Other Commitments (8)	76,945	—	—	—	—
Chaparral City Water Co. (9)	8,744	526	1,083	550	6,585
TOTAL	$392,728	$27,113	$28,926	$26,051	$233,693

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

(4)  Consists of obligations under a loan agreement supporting $8 million in debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $5.5 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project (SWP). Except as described in paragraph (6) below, these obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, SCW has entered into agreements with various developers for 439 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

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

(6)  Consists of $65.8 million of purchased power contracts until December 2008.

(7)  Reflects Registrant’s future minimum payments under non-cancelable operating leases.

(8)  Other commitments of Registrant consist of (i) $75 million syndicated revolving credit facility, expiring in June 2005, (ii) a $966,534 irrevocable letter of credit, which is reviewed at the end of each year for adjustment, for its self-insured workers compensation plan, (iii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iv) an irrevocable letter of credit in the amount of $400,000 that expires on October 2003 for the deductible in Registrant’s business automobile insurance policy (v) an irrevocable letter of credit that expires June 30, 2005 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power; the amount of the credit is $585,000 for the months from November to March, and $270,000 to cover the months from April to October, and (vi) outstanding performance bonds of $11,675 to secure performance under franchise agreements with governmental agencies. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, deposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+.

(9)  Consists of $7.9 million of obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $0.9 million repayment obligation to the United States Bureau of Reclamation. The loan agreement contains provisions that establishes a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau of Reclamation obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions.

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

     As of June 30, 2003, SCW had accrued $23.6 million in under-collected power costs that SCW mostly incurred during the energy crisis in connection with providing service to its Bear Valley Electric customers. In addition, SCW established $7.9 million in reserves in 2001 for potential non-recovery of these power costs. In 2002, SCW charged $1.7 million against the reserves due to its inability to recover all of its costs associated with entering into a long-term power contract with Mirant in March 2001. In the fourth quarter of 2002, SCW reversed the remaining reserves due to various new contracts entered into with PWCC in September 2002 as discussed below.

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

     Power Supply Arrangements at SCW’s Bear Valley Electric Service Area

     All electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. In May 2000, SCW entered into a one-year, block forward purchase contract with Dynegy for 12 MWs of electric energy at a price of $35.50 per MWh. This contract expired April 30, 2001. Under the terms of contracts with Dynegy that expired on April 30, 2002, Dynegy provided electric energy to SCW, acted as scheduling coordinator and provided other ancillary services. Various disputes arose between the parties regarding the services provided by Dynegy and the amounts charged by Dynegy. As a result of these disputes, SCW withheld payment from Dynegy of certain amounts invoiced by Dynegy. On November 1, 2002, Dynegy accepted a payment of $3.5 million from SCW as payment in full for the disputed amounts.

     SCW entered into a five-year nine-month, block forward purchase contract with Mirant for 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. On December 20, 2001, SCW filed a complaint with FERC seeking to reduce the amount charged by Mirant under the terms of this contract to a just and reasonable price. In June 2003 the FERC issued a final order denying SCW’s complaint. SCW has appealed this decision at the FERC in order to preserve its rights to further seek relief in federal court if FERC denies SCW’s appeal.

     In June 2001, SCW executed an agreement with PWCC for an additional 8 MWs of electric energy to meet peak winter demands. The contract provided for pricing of $75 per MWh from November 1, 2001 to June 30, 2002, $48 per MWh from November 1, 2002 to June 30, 2003, and $36 per MWh from November 1, 2003 to June 30, 2004.

     In September 2002, SCW entered into a series of purchased power contracts with PWCC. Under the agreements, SCW will sell 15 MWs to PWCC of electric energy at a price of $95 per MWh beginning November 1, 2002 through December 31, 2006, and the 8 MWs of electric energy covered under the energy purchase agreement with PWCC discussed previously. In return, PWCC will supply SCW with 15 MWs of electric energy at a price of $74.65 per MWh beginning November 1, 2002 through December 31, 2008, and an additional 8 MWs at $74.65 per MWh beginning on November 1, 2002 through June 30, 2003 and each succeeding November 1 through March 31 period through June 30, 2008, and for the period November 1, 2008 through December 31, 2008. These contracts do not qualify for the normal purchases and normal sales exception, under SFAS No. 133, and have been recognized at fair market value on the balance sheet as a liability of $1.3 million at June 30, 2003 and an unrealized gain of $1.6 and $1.2 million, respectively, against earnings for the three and six months ended June 30, 2003.

     The average minimum load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, SCW buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased, including the transactions in the spot market, was approximately $77.6, $79.5 and $84.4 per MWh, respectively, for the three, six and twelve months ended June 30, 2003. SCW’s average energy costs will be impacted by pricing fluctuation at the spot market.

     Transmission Constraints

     Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company (Edison) to transmit this power. On December 27, 2000, SCW filed a lawsuit against Edison for breach of contract as a result of delays in upgrading these transmission facilities as well as for violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. As a result of the delays and the pending litigation, it is unlikely that the transmission upgrade will occur. Therefore, SCW is constructing a natural gas-fueled 8.4 MW generation facility to be owned by SCW as a means of meeting these increasing demands for energy. A Certificate of Public Convenience and Necessity filed with the CPUC seeking authorization for construction of the generation facility was approved on July 10, 2003.

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

     CCWC’s Board of Directors has approved a net capital budget of $3.0 million for 2003 primarily reflecting improvement and upgrade of a water treatment plant. It is anticipated that CCWC’s capital budget may be increased by up to $600,000 if it is determined by the ACC that CCWC should construct additional water infrastructure to serve new development in its service territory without developer advances.

     AWR and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments.

     Registrant does not have any material capital expenditures for specific environmental control facilities or measures.

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

     For rate-making purposes, the 22 customer service areas of SCW are grouped into 9 water districts and 1 electric district. Water rates vary among the 9 water ratemaking districts due to differences in operating conditions and costs. SCW monitors operations on a regional basis in each of these districts so that applications for rate changes may be filed, when warranted. Under the CPUC’s practices, rates may be increased by three methods: (i) general rate case increases (GRC’s), (ii) offsets for certain expense increases, including, but not limited to, supply cost offset and balancing account amortization, and (iii) advice letter filings related to certain plant additions and other operating cost increases. GRC’s are typically for three-year periods, which include step increases for the second year and attrition increases for the third year. Rates are based on a forecast of expenses and capital costs. GRC’s have a typical regulatory lag of one year. Offset rate increases and advice letter filings typically have a two to four month regulatory lag. In addition, recovery of water supply costs incurred after November 29, 2001 will be considered as part of GRC’s.

     Changes in Rates

     Step increases of approximately $321,600 for four of seven ratemaking districts in SCW’s Region I were implemented in January 2002. Region I also received attrition increases of $219,400 effective January 2003.

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

     As of June 30, 2003, SCW had accrued approximately $23.6 million in under-collected purchased power costs included in the electric balancing account. In 2001, the CPUC approved two Advice Letters which allow SCW to collect a surcharge of 2.2¢ per kilowatt hour, for recovery of its under-collection in the electric balancing account for costs incurred during the energy crisis.

     On August 17, 2001, SCW filed an application with the CPUC seeking recovery of an average cost of $87 per megawatt hour (MWh) for electric energy purchased pursuant to power purchase contracts with Mirant and PWCC. On July 17, 2002, CPUC approved a settlement agreement reached among SCW, all intervening parties and the Office of Ratepayer Advocates (ORA). The authorization permits SCW to recover $77 per MWh of purchased power costs through rates. SCW is allowed to include its actual purchased power costs up to an average annual weighted cost of $77 per MWh each year, through August 2011, for 10 years in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential would offset amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW would not be able to include these amounts in its balancing account and such amounts would be expensed against income.

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

     SCW previously established approximately $7.9 million in reserves against potential non-recovery of electric power costs. In 2002, $1.7 million was written off against the reserve based on the settlement with the CPUC as previously discussed. In September 2002, SCW entered into various agreements with PWCC, which enable SCW to purchase energy at a lower cost. As a result, the remaining reserve of $6.5 million was reversed into income in 2002.

     The settlement requires SCW to pursue its complaint filed with FERC in which SCW has requested FERC to reduce the prices in its power purchase contract with Mirant to a just and reasonable price. If SCW is ultimately successful in obtaining a reduction in prices under this contract, SCW is required, based on the settlement, to file an Advice Letter to notify the CPUC within 30 days of the resolution of its complaint. In June 2003 the FERC issued a final order denying SCW’s complaint. SCW has appealed this decision at the FERC. Mirant has filed a voluntary petition in bankruptcy. As a result, even if SCW is ultimately successful in obtaining a ruling in its favor, SCW’s ability to recover any overpayments made to Mirant is in doubt.

     Pending Rate Requests

     On July 10, 2003, the CPUC approved the Certificate of Public Convenience and Necessity (CPCN) filed by SCW in March 2002 seeking authorization to construct an 8.4 MW natural gas-fueled generation facility on a portion of its property in the City of Big Bear Lake. The capital cost of the generating facility is estimated to be approximately $13 million. The CPUC’s order authorizes construction and enables SCW to file a rate application subsequently, to recover these costs.

     In October 2002, SCW filed an application to increase water rates in the customer service areas that comprise Region III. SCW also filed a concurrent application requesting a rate increase applicable to SCW’s entire customer base to recover costs associated with the general office functions of SCW. With a proposed return on equity of 12.45%, the new water rates in these filings, if fully approved by the CPUC, would generate an initial annual increase in revenues of approximately $19.8 million for the Region III customer service areas, and $6.0 million for all the other customer service areas of SCW. A final decision on these applications is not anticipated until the fourth quarter of 2003.

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

     In 1993, the CPUC disallowed $1.6 million of costs incurred in construction of a water treatment facility in SCW’s Clearlake customer service area and Registrant wrote off the disallowed amount at that time. Based on new water quality standards, in 2000, SCW re-applied to the CPUC for inclusion of the disallowed amount in rate base. A draft decision issued on March 30, 2001 by the CPUC would have allowed SCW to include $500,000 of the $1.6 million in the regulated rate base. An alternate draft decision issued by one of the CPUC Commissioners proposed to deny the relief sought by SCW in its application. An Administrative Law Judge subsequently reopened the proceeding in August 2001 requiring additional information. We cannot predict when the final order will be issued, nor can we give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

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

     Pursuant to a resolution issued by the CPUC on December 17, 2002, SCW filed advice letters on March 17, 2003 requesting recovery of $2.2 million under-collections remaining in the balancing accounts for water supply costs incurred prior to November 29, 2001. One June 19, 2003, the CPUC authorized increases in rates in total of $2.1 million, effective June 24, 2003, for SCW to recover the pre-November 29, 2001 balances. The remaining $75,000 is to be deferred to the next rate case of Region I.

     In a decision issued on June 19, 2003, the CPUC concluded that (i) if a utility is within its rate case cycle and does not earn over its authorized rate of return, the utility shall recover its account subject to reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns over the authorized return, the utility’s recovery of expenses from the accounts will be reduced by the amount exceeding the authorized rate of return; and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually by March 31. The CPUC also authorized water utilities, including SCW, to file advice letters seeking account review for November 29, 2001 through December 31, 2002 within 90 days of this decision. SCW intends to file advice letters to recover the under-collected balance of approximately $3.1 million before September 19, 2003. For more information, see the section entitled “Accounting for Supply Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation

     There are no active regulatory proceedings affecting CCWC or its operations.

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

     The EPA may base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The EPA must base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that involve the setting of maximum contaminant levels (MCL’s), the EPA must use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk-reduction benefits and costs for each such MCL.

     SCW and CCWC currently test their wells and water systems according to requirements listed in the Safe Drinking Water Act (“SDWA”). Water from wells found to contain levels of contaminants above the established MCL’s is treated to reduce contaminants to acceptable levels before it is delivered to customers. If treatment is not possible, the wells are shut down. Since the SDWA became effective, SCW and CCWC have experienced increased operating costs for testing to determine the levels, if any, of the constituents in their sources of supply and additional expense to lower the level of any contaminants in order to meet the MCL standards. Such costs and the costs of controlling any other contaminants may cause SCW and/or CCWC to experience additional capital costs as well as increased operating costs. The CPUC and ACC ratemaking processes provide SCW and CCWC with the opportunity to recover prudently incurred capital and operating costs associated with water quality. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and ACC, as applicable.

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

     The EPA is not allowed to use the cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBP’s but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule. The final rule is not expected until 2004.

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

     Unregulated Contaminants Monitoring Rule

     EPA has revised the Unregulated Contaminant Monitoring Rule (UCMR). The data generated by the UCMR will be used to evaluate and prioritize contaminants on the Drinking Water Contaminant Candidate List, a list of contaminants EPA is considering for possible new drinking water standards. This data will help to ensure that future decisions on drinking water standards are based on sound science.

     A tiered approach will be utilized with the three monitoring lists to provide the maximum capability to monitor up to the statutory limit of no more than 30 contaminants in any 5-year monitoring cycle. Therefore, as List 3 contaminants are found to occur in public water systems, they may move up to List 2, and likewise, List 2 contaminants may move up to List 1, in 2004, when the UCMR is revised again. The law requires that EPA publish a new contaminant-monitoring list every 5 years. When the EPA adds contaminants to their list, they will also include a compliance date. Registrant will evaluate the impact and necessary actions as additions are made to the contaminant lists.

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

     To date, Aerojet has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW’s Rancho-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of new wells. As of June 30, 2003, Aerojet had previously reimbursed SCW $4.5 million of the approximately $20 million in costs SCW has incurred. The remainder of the costs is subject to further reimbursement pending outcome of the litigation previously discussed. Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. For further information regarding litigation related to contamination of ground water in Sacramento County, see the section entitled “Other Water Quality Litigation” included in Part II, Item 3, Legal Proceedings.

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

     On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company, Equilon Enterprises LLC and others to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination in the Charnock Basin. The EPA has ordered Shell Oil and others to reimburse SCW for water replacement costs. In March 2002, SCW reached a settlement agreement with the City of Santa Monica, in which SCW assigned its rights against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure, and its water rights in the Charnock Basin to the City of Santa Monica and Santa Monica took over the prosecution against the potentially responsible parties in exchange for an assignment payment. On May 8, 2003, the CPUC issued a decision approving the settlement agreement. Pursuant to the resolution, SCW has subsequently filed a report that sets forth specific details as to SCW’s plans to reinvest the net proceeds from the settlement agreement with the City of Santa Monica.

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

     SCW has met with the Regional Water Quality Control Board, the Orange County Water District, (OCWD), the City of Anaheim, the DOHS and three potentially responsible parties (PRP’s) to define the extent of the MTBE contamination plume and assess the contribution from the PRP’s. The PRP’s have voluntarily initiated a work plan for regional investigation. While there have not been significant disruptions to the water supply in Yorba Linda at this point in time, no assurances can be given that MTBE contamination will not increase in the future. Negotiations with the PRPs on reimbursement of costs incurred to date and recovery of potential future costs associated with MTBE contamination continue.

     Matters Relating to SCW’s Los Osos Water System

     The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time SCW has been working with the Regional Water Quality Control Board as well as the owner of a service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier. At this time, a settlement with Chevron has been tentatively reached on all claims. The impacted well may need to be removed permanently from service and the settlement with Chevron, being finalized at this time, will afford the Company with sufficient funds to commence siting and construction of a replacement well.

     Matters Relating to SCW’s San Gabriel Water Systems

     Volatile Organic Compounds (VOC) and perchlorate have been detected in 2 wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues prior to the filing of the lawsuit resulting in reimbursement to SCW of the $1 million in capital cost of VOC treatment facilities and contribution of approximately $380,000 towards future operating and maintenance (O&M) costs of the facilities.

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

     Three other wells serving customers in SCW’s San Gabriel customer service area are also impacted by VOC contamination. A settlement with several potentially responsible parties together with federal funds administered by WQA resulted in reimbursement of 100% of the $1.1 million in capital costs, $205,000 of past operations and maintenance costs and 100% of future operations and maintenance costs for a period of up to 30 years for VOC treatment facilities at these wells.

     Bark Beetle Infestation in SCW’s Bear Valley Electric Service Area

     In a Proclamation issued on March 7, 2003 Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego of the State of California. The threat is continuing and shows no sign of abating. The CPUC issued on April 3, 2003 an order requiring Southern California Edison Company, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric, are authorized to make annual advice letter filings requesting recovery of the costs of removal and mitigation. SCW is currently in the process of assessing the impact of the emergency situation on its Bear Valley Electric Service division. While the Company is unable at this point to estimate the costs of complying with the emergency declaration, it is confident that those costs will be recoverable in rates as the order issued by the CPUC contained cost recovery provisions.

Security Issues

     Since the tragic events of September 11, 2001, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. In compliance with “The Public Health Security and Bioterrorism Preparedness Act of 2002” (HR 3448), Registrant has continued to implement measures to increase security, which includes a vulnerability assessment of its large systems. In addition to large system assessments, all systems operated by Registrant were assessed to identify potential areas requiring enhancements. These assessments resulted in a prioritized listing of recommended facility upgrades to enhance the safety of water system operations. Costs associated with capital improvements identified as a result of the assessment process, of approximately $15 million, have been included in an application filed with the CPUC in October 2002.

Water Supply

     SCW’s Water Supply

     For the three months ended June 30, 2003, SCW supplied a total of 21,362,000 ccf of water. Of this amount, approximately 53.5% came from pumped sources and 46.5% was purchased from others, principally the Metropolitan Water District of Southern California (MWD). SCW supplied 23,531,000 ccf of water for the same period of 2002, 54.9% of which came from pumped sources, 41.7% was purchased. The Bureau of Reclamation (the Bureau) supplied the remaining amount under a no-cost contract.

     For the six months ended June 30, 2003, SCW supplied a total of 37,845,000 ccf of water 54.7% of which came from pumped sources, 45.3% was purchased. During the six months ended June 30, 2002, SCW produced 40,805,000 ccf of water. Of this amount 58% came from pumped sources, 40% was purchased and the remainder was provided by the Bureau.

     For the twelve months ended June 30, 2003, SCW supplied a total of 84,950,000 ccf of water. Of this amount, approximately 54.1% came from pumped sources and 45.6% was purchased from others. For the twelve months ended June 30, 2002, SCW supplied 86,486,000 ccf of water, 57% of which came from pumped sources, 40.7% was purchased, and the Bureau supplied the remainder.

     The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. Registrant has 58 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the SWP. Available water supplies from the Colorado River and the SWP have historically been sufficient to meet most of MWD’s requirements. However, California missed a federal deadline of December 31, 2002 to demonstrate how it will reduce the Colorado River water that it takes beyond its legal entitlement after negotiations on how to divide the water in Southern California broke down. The federal government began to cut Southern California’s Colorado River supplies in January 2003. MWD has publicly stated that Southern California should have ample water supplies for 20 years despite this cut by stepping up a number of efforts including desalination, conservation, recycling, transfer and storage. In addition, efforts are under way to resolve the impasse that led to the reduction in Colorado River supplies to Southern California.

     SCW’s water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. The 2003 water year, October 2002 to September 2003, has been a significantly better water year than the 2002 water year. California experienced the third wettest April this year in the 80 years records have been kept. Precipitation has been above normal. The snow pack increased by 20% as opposed to the usual 15% decline. At the end of April almost all reservoirs were at or exceeded 100% of normal. Through June reservoir levels have dropped to 85% of normal overall but more than 60% of the reservoirs are over 100% of normal. The National Weather Service outlook for July through September is for normal levels of precipitation throughout California.

     Although overall groundwater conditions remain at adequate levels, certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused SCW to increase its reliance on purchased water in its supply mix. For further information, see Part II, Item 1 in Legal Proceedings.

     A sudden and unexplained drop in groundwater water supply severely impacted SCW’s Wrightwood customer service area in the third quarter of 2002. In response to this emergency situation, SCW undertook a number of steps to provide water service, including trucking water into the area from nearby sources, bringing a formerly shut down well into service, taking steps to increase capacity at existing wells and expediting the drilling and equipping of a new well. SCW experienced increased operating costs associated with the trucking of water of approximately $1.4 million (approximately $1.26 incurred in 2002 and $166,000 in the first quarter of 2003). Due to the actions of SCW and conservation efforts of consumers, the situation has stabilized and the water hauling stopped at end of January 2003. Management is unable to predict the extent to which additional costs may be incurred or the extent to which additional problems may be encountered. The cause of the unexplained and sudden drop in groundwater supply has not been identified, but it may be drought-related.

     CCWC’s Water Supply

     Arizona and the Colorado River area are having a poor water year with precipitation level around 50% and 75% of normal respectively. However, this is a marked improvement over 2002 when precipitation was almost nonexistent. Last year reservoirs were around 25% of normal levels while this year reservoirs are around 70% of normal levels. So far this year the Colorado River inflow into Lake Mead has been 54% of normal as compared to 25% for 2002.

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

     Our liquidity and earnings could be adversely affected by increases in water supply costs

     Prior to November 29, 2001, we recovered certain water supply costs through a balancing account mechanism. Water supply costs include the cost of purchased water and power and groundwater production assessments. Changes in the unit costs did not directly affect earnings. The balancing account was not, however, designed to insulate our earnings against changes in supply mix. As a result, we were not permitted to recover increased costs due to increased use of purchased water, which is generally more expensive than groundwater, through the balancing account mechanism. Increased cost of this nature were only recoverable, on a prospective basis, through the filing of a general rate case.

     On November 29, 2001, the CPUC ordered us to suspend the use of the current water balancing account, and instead started a memorandum account for each offsettable expense of purchased water, purchased power and pump tax for our water service areas. Changes in water supply costs compared to the authorized amount, as well as any future authorized offset increases may directly affect our earnings. SCW’s earnings were reduced by $0.03, $0.07 and $0.22 per share, respectively, for the three, six and twelve months ended June 30, 2003 as a result of this change in the methodology for recovering water supply costs. In June 2003, we received the CPUC’s authorization to increase our rates to recover the pre November 29, 2001 balance in our supply costs balancing account.

     In a decision issued on June 19, 2003, the CPUC concluded that our recovery of deferred water supply costs for providing water service will be reduced if we are earning more than our authorized rate of return. We have up to September 19, 2003 to file the balances of supply costs memorandum accounts as of December 31, 2002 with the CPUC. Future recovery of the under-collected balances is subject to the earning tests and the CPUC’s review of the reasonableness of the cost. For more information, see the section entitled “Accounting for Supply Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation

     Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity prices in California

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

     On July 17, 2002, the CPUC approved a settlement authorizing us to include $0.077 per kilowatt-hour (KWh) in rates to recover electric power costs at our Bear Valley Electric operation. If our actual annual costs exceed this amount, we cannot recover the excess and the amount will be expensed against income. If our actual annual energy costs are less than $0.077 per KWh, we can use this difference to collect amounts previously included in the balancing account. The CPUC also has authorized SCW to collect a surcharge from its customers of 2.2¢ per Kwh for a period of up to ten years to enable SCW to recover the under-collection in its balancing account arising out of the energy crisis. SCW anticipates that the 2.2¢ surcharge on its electricity sales during the ten year period will be sufficient to enable SCW to recover the amount of this under-collection, with interest, during this ten year period.

     The purchased power agreements with PWCC enable SCW to purchase a contractual volume of power at $74.65 per megawatt hour (MWh). SCW also buys additional energy from the spot market to meet peak demand and sell surplus power to the spot market from time to time. SCW should be able to recover these costs up to the annual recovery cap of $77, unless the CPUC determines that the costs incurred by SCW for purchasing power are not reasonable. The CPUC has not yet reviewed the purchased power agreements with PWCC or SCW’s spot market practices for reasonableness.

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

     Persons that are potentially responsible for causing the contamination of groundwater supplies have also been increasingly asserting claims against water distributors on a variety of theories and have thus far successfully brought them within the class of potentially responsible parties thereby increasing the costs of seeking recovery from the potentially responsible parties and the risks associated with seeking recovery of these costs.

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

     In some cases, potentially responsible parties have reimbursed us for our costs. In other cases, we have taken legal action against parties that we believe to be potentially responsible for the contamination. To date, the CPUC has also permitted SCW to establish memorandum accounts for recovery of these types of costs, but actual recovery of these costs from ratepayers has been limited to filing only with a General Rate Case, generally every 3 years.

     Environmental regulation has increased, and is expected to continue to increase our operating costs

     SCW and CCWC are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

•	The 1996 amendments to the Safe Drinking Water Act that require increased testing and treatment of water to reduce specified contaminants to maximum contaminant levels

•	Approved regulations requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations affect SCW’s five surface water treatment plants and two CCWC plants

•	Additional regulation of disinfection/disinfection byproducts

•	Additional regulations requiring disinfection of certain groundwater systems

•	Regulation of arsenic and radon

•	Changes in the action level and the proposed adoption of maximum contamination levels for perchlorate and other by products of the production of rocket fuel

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

     Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

     Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates, including the ability to recover the costs of purchased water, groundwater assessments and electric power costs in rates. We have filed for increased water rates to recover operating costs from customers in Region III as well as from all customers for costs associated with general office activities. We also filed Notices of Intent to increase rates in Region I and Region II. In addition, we will be seeking CPUC authorization to recover in rates for constructing an 8.4 MW natural gas-fueled generator facility to meet increasing demand in our Bear Valley customer service area.

     The CPUC’s resolution ordering SCW to suspend the use of the current water balancing account, and instead to start a memorandum account for its supply costs has and will directly impact our earnings since the recovery of deferred water supply costs is reduced if we are earning an amount in excess of our authorized rate of return. We have also been adversely affected by electric restructuring in California and the limitations that have been placed on our ability to recover these costs in rates.

     Our costs have increased as a result of increasing environmental regulation, requirements to increase security at our water facilities and requirements to mitigate fire hazard risks in our Bear Valley Electric service area arising out of the drought and a major bark beetle infestation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Registrant has certain block-forward purchase power contracts that qualify as derivative instruments under Statement of Financial Account Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.” A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SCW is a party to various block-forward purchase power contracts. Power purchase contracts with Mirant and PWCC executed in 2001 qualify for the exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts with PWCC executed in September 2002, however, do not qualify for the normal purchases and normal sales exception and, as a result, have been recognized at fair market value on the balance sheet as of June 30, 2003. This resulted in a pre-tax unrealized loss of $2.5 million in 2002, and a gain of $1.6 and $1.3 million, respectively, for the three and six months ended June 30, 2003 recorded as a component of Power Purchased for Resale. On a quarterly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of each quarter. As this contract is settled, the realized gains or losses will be recorded and the unrealized gain or loss will be reversed.

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

Item 4. Disclosure Controls and Procedures

     Registrant has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Within ninety days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There has been no change in Registrant’s internal controls during the quarter that has had a material affect or is likely to have a material affect on Registrant’s internal controls over financial reporting other than the weakness described in “Controls and Procedures” included in Part III, Item 14 of Registrant’s Form 10K filed for the year ended December 31, 2002, which we are in the process of correcting including acquiring appropriate tax software. We have completed some corrective action and have added the qualified staff needed.

PART II

Item 1. Legal Proceedings

     Water Quality-Related Litigation

     SCW is a defendant in twenty-two lawsuits involving claims pertaining to water quality. Nineteen of the lawsuits involve customer service areas located in Los Angeles County that have been filed in Los Angeles Superior Court: Robert Arenas, et al. v. Suburban Water Systems, Inc., et al., Case No. KC037559, Anthony John Bell, et al. v. City of Pomona, et al., Case No. KC038796, Adler, et al. v. Southern California Water Company, et al., Case No. BC169892, Santamaria, et al. v. Suburban Water Systems, et al., Case No. KC025995, Georgianna Dominguez et al. v. Southern California Water Company, et al., Case No. GC021657, Anderson, et al. v. Suburban Water Company, et al., Case No. KC028524, Abarca, et al. v. City of Pomona, et al., Case No. K027795, Celi, et al. v. San Gabriel Valley Water Company, Case No. GC020622, Boswell et al. v. Suburban Water Systems, et al., Case No. KC027318, Demciuc et al. v. Suburban Water Systems, et al., Case No. KC028732, Antoinette Adejare, et al. v. City of Pomona, et al., Case No. KC031096, Almelia Brooks, et al. v. Suburban Water System, et al., Case No. KC032915, Lori Alexander, et al. v. Suburban Water Systems, et al., Case No. KC031130, David Arnold, et al. v. City of Pomona, et al., Case No. KC034636, Gilda Ambrose-Dubre, et al. v. City of Pomona, et al., Case No. KC032906, Melissa Garrity Alvarado, et al. v. Suburban Water Systems et

al., Case No. KC034953 , Charles Alexander, et al. v. City of Pomona, et al., Case No KC035526, Criner, et al. v. San Gabriel Valley Water Company, et al., Case No. GC021658, and Donerson, et al. v. City of Pomona, et al., Case No. KC035987. The lawsuits filed in Los Angeles County Superior Court are based on the allegations that SCW and the other defendants have provided and continue to provide plaintiffs with contaminated water from its wells, several of which are located in an area of the San Gabriel Valley that has been designated a federal superfund site, that the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil and surrounding air with solvents and other substances, and that plaintiffs have been injured and their property damaged as a result. Three of the lawsuits involve a customer service area located in Sacramento County that have been filed in Sacramento County Superior Court: Nathaniel Allen, Jr. v. Aerojet-General Corporation, et al., Case No. 97AS06295, Daphne Adams, et al. v. Aerojet-General Corporation, et al., Case No. 98AS01025, and Wallace Andrew Pennington et al. v. Aerojet-General Corporation, et al., Case No. 00AS02622. The lawsuits filed in Sacramento County Superior Court are based on the allegations that SCW and other defendants have delivered water to plaintiffs that are contaminated with a number of chemicals, including trichloroethylene, perchloroethylene, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other unnamed chemicals and that plaintiffs have been injured and their property damaged as a result.

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

     The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. As of June 30, 2003, SCW had incurred a net cost of $890,000 related to the OII, for which a reserve of the same amount was established. SCW filed for recovery of these amounts, through a special condition surcharge, with the CPUC in its application filing for its Region III and general office functions. See the section entitled “Regulatory Matters” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

     Other Water Quality Litigation

     On October 25, 1999, SCW filed a lawsuit against the State of California and its State Water Resources Control Board, Central Valley Regional Water Quality Control Board, and Department of Toxic Substances Control (collectively, the State) alleging that the State had substantially participated in a project to inject chemical pollution into portions of the Sacramento County groundwater basin and that pollution is progressively destroying the groundwater supply in SCW’s Rancho Cordova water system. SCW and the State have entered into a comprehensive $2,475,000 settlement of all of SCW’s claims against the State, of which we received $2,397,000 on July 3, 2003 with the remaining balance to be received in the third quarter of 2003.

     In a separate case, also filed on October 25, 1999, SCW sued Aerojet-General Corporation (Aerojet) for causing the contamination of eastern portions of the Sacramento County groundwater basin. A cross complaint filed by Aerojet against SCW for negligence and constituting a public nuisance was dismissed by the court in October 2002.

     The CPUC has authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the suits filed against the State and Aerojet, less any recovery from the defendants or others. As of June 30, 2003, approximately $15.3 million in legal and other related costs has been recorded as Other Deferred Charges.

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

     The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time SCW has been working with the Regional Water Quality Control Board as well as the owner of a service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier. At this time, a settlement with Chevron has been tentatively reached on all claims. The impacted well may need to be removed permanently from service and the settlement with Chevron, being finalized at this time, will afford the Company with sufficient funds to commence siting and construction of a replacement well.

     Volatile Organic Compounds (VOC) and perchlorate have been detected in two wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in the federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

     Electric Service Litigation

     SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric Service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project, violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. SCW has also sought declaratory relief from Edison’s claims. To date, SCW has spent approximately $2.4 million in this matter, all of which has been expensed. A date of September 30, 2003 has been set for mediation in this matter.

     Other Litigation

     Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no other legal proceedings are pending, which are believed to be material.

Item 2. Changes in Securities

     As of June 30, 2003, earned surplus amounted to $85,518,000.

     Neither AWR nor ASUS is subject to any contractual restriction on its ability to pay dividends. SCW’s maximum ability to pay dividends is restricted by certain Note Agreements. Approximately $155.8 million was available to pay dividends, after giving effect to these restrictions, at June 30, 2003.

     AWR’s ability to pay dividends on its Common Shares is dependent upon the payment of dividends from SCW. The ability of AWR, ASUS and SCW to pay dividends is also restricted by California law. A California corporation may generally pay a dividend to its shareholders if (i) the amount of its retained earnings immediately prior to the payment of the dividend equals or exceeds the amount of the dividend, or (ii) the sum of its assets (exclusive of goodwill, capitalized research and development expenses and deferred charges) would be at least equal to 1-1/4 times its liabilities (not including deferred taxes, deferred income and other deferred credits).

     CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Approximately $4 million was available to pay dividends from CCWC to AWR at June 30, 2003.

     There are 709,379 and 63,906 Common Shares authorized but unissued under the Dividend Reinvestment and Stock Purchase Plan (DRP) and the 401(k) Plan, respectively, at June 30, 2003. Shares reserved for the 401(k) Plan are in relation to Company matching contributions and for investment purposes by participants. During the first quarter of 2003, 12,649 common shares were issued pursuant to the terms of the DRP and the 401(k) Plans.

     Under Registrant’s 2000 Stock Incentive Plan, stock options representing a total of 405,145 Common Shares upon exercise have been granted to certain eligible employees. An additional 1,050 shares are subject to grants of restricted stock.

     AWR implemented a three-for-two split of AWR’s common shares payable on June 7, 2002 to holders of record on May 15, 2002. Fractional shares were paid in cash. As a result of the stock split, the total number of Common Shares outstanding increased from approximately 10.1 million to 15.1 million.

     On April 5, 2002, AWR redeemed the 4% and 4% series of $25 Preferred Shares at the redemption price $27.00 and $26.50 per share, respectively, plus accrued and unpaid dividends to the redemption date. Subsequently on April 19, 2002, the 5% Series was redeemed at $25.25 per share plus accrued and unpaid dividends to the redemption date.

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

     The following table presents the voting results of the election Class I Directors at the Annual Meeting of Shareholders (the Meeting) held on May 20, 2003:

Name	“Votes For”	“Votes Withheld”

James L. Anderson	12,632,871	358,516
Anne M. Holloway	12,637,035	354,351
Floyd E. Wicks	12,635,958	355,428

     Registrant has two classes of Directors. Class II Directors, who will hold office until 2004, are Jean E. Auer, N.P. Dodge Jr., Robert F. Kathol and Lloyd E. Ross.

     The results of the voting for all the other proposals at the Meeting are presented in the table below. All of the items have been approved except for the request to increase authorized new preferred shares.

				Broker
Proposals	For	Against	Abstain	Non-Votes

(1) Amendments to the Company’s 2000 Stock Incentive Plan	77.80%	6.31%	1.47%	0.00%
(2) An increase in authorized New Preferred Shares	27.82%	30.03%	1.08%	26.65%
(3) An increase in the voting rights of the Common Shares to one vote per share	84.15%	0.87%	0.56%	0.00%
(4) Deletion of certain restrictions on the Company’s ability to pay dividends on Common Shares	83.67%	1.05%	0.86%	0.00%
(5) Elimination of all references to stated value in the Company’s Articles of Incorporation	82.69%	1.57%	1.32%	0.00%
(6) Ratify the appointment of PricewaterhouseCoopers, LLP as the independent auditors	84.40%	0.60%	0.58%	0.00%

Item 5. Other Information

     On July 28, 2003, the Board of Directors of Registrant declared a regular quarterly dividend of $0.221 per common share. The dividend will be paid September 1, 2003 to shareholders of record as of the close of business on August 8, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)     The following documents are filed as Exhibits to this report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Registrant furnished a Form 8-K to the Securities and Exchange Commission on May 13, 2003 announcing its earnings release for the three and twelve months ended March 31, 2003. On July 29, 2003, Registrant also furnished a Form 8-K to the Securities and Exchange Commission announcing its earnings release for the three and twelve months ended June 30, 2003, and its quarterly dividend payment.

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

Dated: August 14, 2003