Form 10-Q
period 2003-09-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2003-11-14
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to ________

Commission file number 333-47647

American States Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas	91773

(Address of Principal Executive Offices)	(Zip Code)

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

As of November 14, 2003, the number of Common Shares outstanding of American States Water Company was 15,202,152 shares.

As of November 14, 2003, all of the 110 outstanding Common Shares of Southern California Water Company were owned by American States Water Company.

PART I
Item 1. Financial Statements
AMERICAN STATES WATER COMPANY CONSOLIDATED BALANCE SHEETS
AMERICAN STATES WATER COMPANY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
AMERICAN STATES WATER COMPANY CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS
AMERICAN STATES WATER COMPANY CONSOLIDATED STATEMENTS OF INCOME FOR THE TWELVE MONTHS
AMERICAN STATES WATER COMPANY CONSOLIDATED CASH FLOW STATEMENTS
SOUTHERN CALIFORNIA WATER COMPANY BALANCE SHEETS
SOUTHERN CALIFORNIA WATER COMPANY STATEMENTS OF INCOME FOR THE THREE MONTHS
SOUTHERN CALIFORNIA WATER COMPANY STATEMENTS OF INCOME FOR THE NINE MONTHS
SOUTHERN CALIFORNIA WATER COMPANY STATEMENTS OF INCOME FOR THE TWELVE MONTHS
SOUTHERN CALIFORNIA WATER COMPANY CASH FLOW STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

AMERICAN STATES WATER COMPANY
and
SOUTHERN CALIFORNIA WATER COMPANY
FORM 10-Q

i

PART I

Item 1. Financial Statements

          General

          The basic financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

          Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although Registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair statement of results for the interim period have been made.

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	September 30,	December 31,
(in thousands)	2003	2002

Utility Plant, at cost
Water	$708,779	$693,949
Electric	41,519	41,017

	750,298	734,966
Less - Accumulated depreciation	(220,295)	(206,873)

	530,003	528,093
Construction work in progress	54,369	35,218

Net utility plant	584,372	563,311
Other Property and Investments	22,035	22,670

Current Assets
Cash and cash equivalents	11,368	18,397
Accounts receivable-customers (less allowance for doubtful accounts of $950 at 2003 and $769 at 2002)	13,193	10,833
Unbilled revenue	15,459	12,277
Other accounts receivable	1,732	2,411
Taxes receivable	—	557
Materials and supplies, at average cost	1,525	936
Supply cost balancing accounts - current	4,190	3,215
Prepayments and other	2,455	3,220

Total current assets	49,922	51,846

Deferred Charges and Other Long-Term Assets
Regulatory tax-related assets	13,916	12,828
Supply cost balancing accounts	21,257	24,255
Other accounts receivable	3,370	3,370
Other	28,336	23,370

Total deferred charges	66,879	63,823

Total Assets	$723,208	$701,650

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	September 30,	December 31,
(in thousands)	2003	2002

Capitalization
Common shareholders’ equity	$217,404	$213,279
Long-term debt	230,121	231,089

Total capitalization	447,525	444,368

Current Liabilities
Notes payable to banks	33,000	35,000
Long-term debt - current	13,305	13,305
Accounts payable	11,514	11,600
Taxes payable	2,074	—
Accrued employee expenses	6,059	5,105
Accrued interest	5,119	1,941
Other	10,990	12,569

Total current liabilities	82,061	79,520

Other Credits
Advances for construction	74,586	70,208
Contributions in aid of construction - net	49,744	47,751
Accumulated deferred income taxes - net	60,382	53,817
Unamortized investment tax credits	2,723	2,791
Regulatory tax-related liability	1,987	2,011
Other	4,200	1,184

Total other credits	193,622	177,762

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$723,208	$701,650

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Three Months Ended
	September 30,

(in thousands, except per share amounts)	2003	2002

Operating Revenues
Water	$57,574	$55,866
Electric	5,906	5,529
Other	245	217

	63,725	61,612

Operating Expenses
Water purchased	13,740	14,205
Power purchased for pumping	3,330	3,327
Power purchased for resale	3,382	3,645
Unrealized loss on purchased power contracts	420	—
Groundwater production assessment	2,089	1,831
Supply cost balancing accounts	650	(428)
Other operating expenses	4,805	4,883
Administrative and general expenses	10,058	7,848
Depreciation and amortization	4,944	4,622
Maintenance	2,181	2,546
Taxes on income	3,915	5,207
Other taxes	2,032	2,062

Total operating expenses	51,546	49,748

Operating Income	12,179	11,864
Other Income (Loss)
Other income - net	128	157

Total other income (loss)	128	157
Interest Charges
Interest on long-term debt	4,229	4,213
Other interest and amortization of debt expense	282	169

Total interest charges	4,511	4,382
Net Income	7,796	7,639
Dividends on Preferred Shares	—	—

Earnings Available for Common Shareholders	$7,796	$7,639

Weighted Average Number of Shares Outstanding	15,202	15,154
Basic Earnings Per Common Share	$0.51	$0.50
Weighted Average Number of Diluted Shares	15,244	15,170
Fully Diluted Earnings Per Share	$0.51	$0.50
Dividends Declared Per Common Share	$0.221	$0.217

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Nine Months Ended
	September 30,

(in thousands, except per share amounts)	2003	2002

Operating Revenues
Water	$143,206	$143,722
Electric	18,263	14,574
Other	749	603

	162,218	158,899

Operating Expenses
Water purchased	32,098	32,523
Power purchased for pumping	7,696	7,767
Power purchased for resale	10,052	13,973
Unrealized gain on purchased power contracts	(854)	—
Groundwater production assessment	5,485	5,427
Supply cost balancing accounts	2,109	(6,243)
Other operating expenses	13,931	12,811
Administrative and general expenses	29,472	24,291
Depreciation and amortization	14,836	13,728
Maintenance	6,430	6,632
Taxes on income	7,700	12,355
Other taxes	6,110	5,967

Total operating expenses	135,065	129,231

Operating Income	27,153	29,668
Other Income (Loss)
Other income - net	159	326

Total other income	159	326
Interest Charges
Interest on long-term debt	12,704	12,717
Other interest and amortization of debt expense	911	396

Total interest charges	13,615	13,113
Net Income	13,697	16,881
Dividends on Preferred Shares	—	(29)

Earnings Available for Common Shareholders	$13,697	$16,852

Weighted Average Number of Shares Outstanding	15,198	15,135
Basic Earnings Per Common Share	$0.90	$1.11
Weighted Average Number of Diluted Shares	15,230	15,153
Fully Diluted Earnings Per Share	$0.90	$1.11
Dividends Declared Per Common Share	$0.663	$0.651

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Twelve Months Ended
	September 30,

(in thousands, except per share amounts)	2003	2002

		Restated
		Note 2
Operating Revenues
Water	$186,544	$187,144
Electric	24,988	18,885
Other	991	813

	212,523	206,842

Operating Expenses
Water purchased	42,434	40,190
Power purchased for pumping	10,506	10,565
Power purchased for resale	11,896	18,530
Unrealized loss on purchased power contracts	1,676	—
Groundwater production assessment	7,474	7,150
Supply cost balancing accounts	4,947	(9,444)
Other operating expenses	18,103	16,939
Administrative and general expenses	35,191	36,927
Depreciation and amortization	19,410	18,216
Maintenance	9,636	9,206
Taxes on income	8,293	14,228
Other taxes	7,824	7,654

Total operating expenses	177,390	170,161

Operating Income	35,133	36,681
Other Income (Loss)
Other income - net	224	39

Total other income (loss)	224	39
Interest Charges
Interest on long-term debt	16,959	16,311
Other interest and amortization of debt expense	1,242	776

Total interest charges	18,201	17,087
Net Income	17,156	19,633
Dividends on Preferred Shares		(50)

Earnings Available for Common Shareholders	$17,156	$19,583

Weighted Average Number of Shares Outstanding	15,192	15,131
Basic Earnings Per Common Share	$1.13	$1.29
Weighted Average Number of Diluted Shares	15,222	15,146
Fully Diluted Earnings Per Share	$1.13	$1.29
Dividends Declared Per Common Share	$0.884	$0.868

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Nine Months Ended
	September 30,

(in thousands)	2003	2002

Cash Flows From Operating Activities:
Net income	$13,697	$16,881
Adjustments for non-cash items:
Depreciation and amortization	14,836	13,728
Deferred income taxes and investment tax credits	5,385	5,205
Unrealized gain on purchased power contracts	(854)	—
Other - net	1,282	2,099
Changes in assets and liabilities:
Accounts receivable - customers	(2,360)	(3,549)
Unbilled revenue	(3,182)	(3,082)
Other accounts receivable	679	(370)
Prepayments and other current assets	176	332
Supply cost balancing accounts	2,109	(6,243)
Deferred charges and other assets	(2,828)	(3,936)
Accounts payable	(86)	4,088
Taxes payable	2,631	1,685
Other current liabilities	1,868	1,470

Net cash provided	33,353	28,308

Cash Flows From Investing Activities:
Construction expenditures	(33,904)	(32,313)

Net cash used	(33,904)	(32,313)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	505	1,100
Receipt of advances for and contributions in aid of construction	7,687	5,828
Refunds on advances for construction	(3,165)	(3,455)
Cash received on financing portion of purchased power contracts	1,539	—
Redemption of preferred shares	—	(1,880)
Repayment of long-term debt	(968)	(542)
Net change in notes payable to banks	(2,000)	(6,000)
Common and preferred dividends paid	(10,076)	(9,869)

Net cash used	(6,478)	(14,818)

Net decrease in cash and cash equivalents	(7,029)	(18,823)
Cash and cash equivalents, beginning of period	18,397	30,496

Cash and cash equivalents, end of period	$11,368	$11,673

Non-cash activities - supplemental disclosures:
Adoption of new accounting standard for asset retirement obligtions:
Cumulative effect of adoption - Regulatory asset	$2,495	—
Utility plant, net	223	—
Asset retirement obligations	(2,718)	—

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

	September 30,	December 31,
(in thousands)	2003	2002

Utility Plant, at cost
Water	$670,538	$656,331
Electric	41,519	41,017

	712,057	697,348
Less - Accumulated depreciation	(209,384)	(196,660)

	502,673	500,688
Construction work in progress	51,555	33,705

Net utility plant	554,228	534,393

Other Property and Investments	7,382	8,018

Current Assets
Cash and cash equivalents	6,935	11,677
Accounts receivable-customers (less allowance for doubtful accounts of $899 at 2003 and $729 at 2002)	12,903	10,609
Unbilled revenue	15,170	12,060
Intercompany receivable	448	1,044
Other accounts receivable	1,608	2,234
Materials and supplies, at average cost	1,495	905
Supply cost balancing accounts - current	4,190	3,215
Prepayments and other	2,325	3,005

Total current assets	45,074	44,749

Deferred Charges and Other Long-Term Assets
Regulatory tax-related assets	13,916	12,828
Supply cost balancing accounts	21,257	24,255
Other accounts receivable	3,370	3,370
Other	27,447	22,398

Total deferred charges	65,990	62,851

Total Assets	$672,674	$650,011

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	September 30,	December 31,
(in thousands)	2003	2002

Capitalization
Common shareholder’s equity	$211,151	$207,562
Long-term debt	222,048	222,725

Total capitalization	433,199	430,287

Current Liabilities
Long-term debt - current	12,780	12,780
Accounts payable	10,885	10,576
Intercompany payable	11,000	13,000
Taxes payable	4,776	1,099
Accrued employee expenses	5,934	5,033
Accrued interest	4,898	1,843
Other	10,652	12,276

Total current liabilities	60,925	56,607

Other Credits
Advances for construction	64,263	59,640
Contributions in aid of construction	49,471	47,480
Accumulated deferred income taxes-net	57,208	51,195
Unamortized investment tax credits	2,723	2,791
Regulatory tax-related liability	1,987	2,011
Other credits	2,898	—

Total other credits	178,550	163,117

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$672,674	$650,011

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Three Months Ended
	September

(in thousands, except per share amounts)	2003	2002

Operating Revenues
Water	$55,777	$54,052
Electric	5,906	5,529

	61,683	59,581

Operating Expenses
Water purchased	13,572	14,025
Power purchased for pumping	3,168	3,187
Power purchased for resale	3,383	3,645
Unrealized loss on purchased power contracts	420	—
Groundwater production assessment	2,089	1,831
Supply cost balancing accounts	650	(428)
Other operating expenses	4,441	4,505
Administrative and general expenses	8,602	7,003
Depreciation and amortization	4,709	4,387
Maintenance	2,101	2,488
Taxes on income	4,153	5,283
Other taxes	1,979	1,939

Total operating expenses	49,267	47,865

Operating Income	12,416	11,716
Other Income (Loss)
Other income - net	113	141

Total other income (loss) - net	113	141
Interest Charges
Interest on long-term debt	4,114	4,106
Other interest and amortization of debt expense	159	21

Total interest charges	4,273	4,127
Net Income	$8,256	$7,730

Weighted Average Number of Shares Outstanding	110	110
Basic Earnings Per Common Share	$75,055	$70,273
Dividends Declared Per Common Share	$35,000	$40,000

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Nine Months Ended
	September 30,

(in thousands, except per share amounts)	2003	2002

Operating Revenues
Water	$138,636	$138,854
Electric	18,263	14,574

	156,899	153,428

Operating Expenses
Water purchased	31,566	31,999
Power purchased for pumping	7,339	7,444
Power purchased for resale	10,052	13,973
Unrealized gain on purchased power contracts	(854)	—
Groundwater production assessment	5,485	5,427
Supply cost balancing accounts	2,109	(6,243)
Other operating expenses	12,959	11,955
Administrative and general expenses	25,609	21,719
Depreciation and amortization	14,140	13,038
Maintenance	6,203	6,448
Taxes on income	8,601	12,698
Other taxes	5,845	5,612

Total operating expenses	129,054	124,070

Operating Income	27,845	29,358
Other Income (Loss)
Other income - net	131	289

Total other income (loss)	131	289
Interest Charges
Interest on long-term debt	12,361	12,378
Other interest and amortization of debt expense	474	(71)

Total interest charges	12,835	12,307
Net Income	$15,141	$17,340

Weighted Average Number of Shares Outstanding	110	110
Basic Earnings Per Common Share	$137,645	$157,636
Dividends Declared Per Common Share	$105,000	$100,000

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF INCOME
FOR THE TWELVE MONTHS
ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Twelve Months Ended
	September 30,

(in thousands, except per share amounts)	2003	2002

		Restated
		Note 2
Operating Revenues
Water	$180,685	$180,746
Electric	24,988	18,885

	205,673	199,631

Operating Expenses
Water purchased	41,749	39,494
Power purchased for pumping	10,062	10,105
Power purchased for resale	11,896	18,530
Unrealized loss on purchased power contracts	1,676	—
Groundwater production assessment	7,474	7,150
Supply cost balancing accounts	4,947	(9,444)
Other operating expenses	16,826	15,840
Administrative and general expenses	30,064	34,007
Depreciation and amortization	18,487	17,215
Maintenance	9,357	8,949
Taxes on income	9,509	14,591
Other taxes	7,600	7,126

Total operating expenses	169,647	163,563

Operating Income	36,026	36,068
Other Income (Loss)
Other income (loss) - net	161	(32)

Total other income (loss) - net	161	(32)
Interest Charges
Interest on long-term debt	16,503	15,812
Other interest and amortization of debt expense	662	136

Total interest charges	17,165	15,948
Net Income	$19,022	$20,088

Weighted Average Number of Shares Outstanding	110	110
Basic Earnings Per Common Share	$172,927	$182,618
Dividends Declared Per Common Share	$138,000	$130,000

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
CASH FLOW STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	Nine Months Ended
	September 30,

(in thousands)	2003	2002

Cash Flows From Operating Activities:
Net income	$15,141	$17,340
Adjustments for non-cash items:
Depreciation and amortization	14,140	13,038
Deferred income taxes and investment tax credits	4,833	5,052
Unrealized gain on purchased power contracts	(854)	—
Other - net	1,056	2,302
Changes in assets and liabilities:
Accounts receivable - customers	(2,294)	(3,338)
Unbilled revenue	(3,110)	(2,995)
Other accounts receivable	626	(269)
Prepayments and other current assets	90	200
Supply cost balancing accounts	2,109	(6,243)
Deferred charges and other assets	(2,809)	(3,951)
Accounts payable	309	3,815
Intercompany payable	(1,404)	(7,325)
Taxes payable	3,677	1,559
Other current liabilities	1,647	1,254

Net Cash Provided	33,157	20,439

Cash Flows From Investing Activities:
Construction expenditures	(31,974)	(31,685)

Net Cash Used	(31,974)	(31,685)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	7,576	5,723
Refunds on advances for construction	(2,811)	(3,089)
Cash received on financing portion of purchased power contracts	1,539	—
Repayments of long-term debt	(679)	(236)
Common and preferred dividends paid	(11,550)	(11,000)

Net Cash Used	(5,925)	(8,602)

Net decrease in cash and cash equivalents	(4,742)	(19,848)
Cash and cash equivalents, beginning of period	11,677	26,079

Cash and cash equivalents, end of period	$6,935	$6,231

Non-cash activities - supplemental disclosures:
Adoption of new accounting standard for asset retirement obligtions:
Cumulative effect of adoption - Regulatory asset	$2,479	—
Utility plant, net	221	—
Asset retirement obligations	(2,700)	—

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

     Note 2 - Restatement of Previously Issued Financial Statements: In connection with a deferred tax analysis of Registrant’s tax accounts performed in 2002, Registrant determined that it had miscalculated its net accumulated deferred income taxes over several years, resulting in taxes on income not being recognized in the proper period, and overstating Registrant’s net deferred tax liabilities and current taxes payable. Registrant further determined that the amount of the overstatements, which totaled approximately $4.7 million and $4.9 million as of December 31, 2001 for AWR and SCW, respectively, arose in prior years and that prior years’ financial statements should be restated to reduce net accumulated deferred income taxes, taxes payable and the related tax expense to reflect amounts currently due and deferred. The financial information for the twelve months ended September 30, 2002 included in these consolidated financial statements has been adjusted to give effect to the restatement. Although the total amount of the restatement was $4.9 million to AWR as of December 31, 2001, the impact to the twelve months ended September 30, 2002 of this restatement was to increase taxes on income and decrease net income by $70,000. Basic and diluted earnings per share decreased $0.01 for the twelve months ended September 30, 2002 as a result of the restatement.

     Note 3 - Earnings Per Share: Basic earnings per common share are calculated pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Under the American States Water Company 2000 Stock Incentive Plan, stock options are granted to certain eligible employees. As a result, fully diluted earnings per share amounts are shown. Earnings per share for all periods presented also reflect a three-for-two split of Registrant’s common shares effective June 7, 2002. In addition, during the nine months ended September 30, 2003, Registrant issued approximately 20,000 shares of common stock pursuant to its Dividend Reinvestment Plan and the 401(k) Investment Incentive Program for total proceeds of approximately $505,000.

     Note 4 – Stock Incentive Plan: Registrant has a Stock Incentive Plan and applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options. Accordingly, no compensation cost for the Plan has been recognized for options granted at fair value at the date of grant. Registrant has also adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options, net income and earnings per share applicable to common shareholders would have been changed to the pro forma amounts indicated below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

dollars in thousands except EPS	2003	2002	2003	2002

Earnings available – common:
As reported	$7,796	$7,639	$13,697	$16,852
Add: Stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(88)	(60)	(265)	(181)

Pro forma	$7,708	$7,579	$13,432	$16,671

Basic earnings per share:
As reported	$0.51	$0.50	$0.90	$1.11
Pro forma	$0.51	$0.50	$0.88	$1.10

Diluted earnings per share:
As reported	$0.51	$0.50	$0.90	$1.11
Pro forma	$0.51	$0.50	$0.88	$1.10

     Note 5 - Regulatory Matters:

     Changes in Rates:

     Step increases of approximately $321,600 for four of seven ratemaking districts in SCW’s Region I were implemented in January 2002. Region I also received attrition increases of $219,400 effective January 2003.

     On January 16, 2003, the California Public Utilities Commission (CPUC) approved rate increases of approximately $2.7 million annually, effective January 22, 2003, in SCW’s Metropolitan district to recover costs associated with an increase in Region II rate base associated with SCW’s 2002 infrastructure replacement program and, additionally, to recover general increases in operating expenses. On January 31, 2003, the CPUC also approved SCW’s Advice Letter filed for the Region II 2003 infrastructure replacement program with rate increases of $3.5 million annually, effective February 4, 2003.

     Note 5 - Regulatory Matters (Continued):

     Balancing Accounts:

     As permitted by the CPUC, SCW has historically maintained water supply balancing accounts prior to November 29, 2001 and electric supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs are recorded in income and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. SCW accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

     Water Balancing Account – On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum supply cost account. The over- or under-collection of water supply costs is recorded in this memorandum account in a manner similar to the balancing account. The income statements of SCW will no longer include entries reflecting differences between authorized water supply unit costs included in rates and actual water supply costs. As a result, any changes in water supply costs as well as any future authorized revenue increases for supply expenses may directly impact earnings.

     In a decision issued on June 19, 2003 related to the memorandum supply cost account, the CPUC concluded that (i) if a utility is within its 3-year rate case cycle and does not earn in excess of its authorized rate of return, the utility is entitled to recover its costs in the memorandum supply cost account, subject to a reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns in excess of its authorized rate-of-return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate-of- return, and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually by March 31. Pursuant to the resolution, SCW filed advice letters on September 12, 2003 seeking recovery of an under-collected balance of $2.6 million for the period November 29, 2001 through December 31, 2002. Upon receiving approval from the CPUC, SCW will recognize the authorized under-collected amount as supply cost balancing accounts on its books. As of September 30, 2003, SCW has an under-collection of approximately $5.7 million in its memorandum supply cost account, including the $2.6 million filed with the CPUC. SCW intends to file advice letters annually by March 31. Amounts included in the memorandum supply cost account are not capitalized until a rate order is received from the CPUC.

     With respect to pre-November 29, 2001 water supply balancing accounts, SCW has a net under-collection position of $2.2 million recorded at September 30, 2003. Of this amount, recovery of approximately $2.1 million has been included in rates authorized on June 19, 2003. The remaining $75,000 has been deferred to Region I’s next rate case.

     Note 5 - Regulatory Matters (Continued):

     Electric Balancing Account – Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $23.2 million at September 30, 2003. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour for a period of up to ten years to enable SCW to recover the under-collection. SCW sold 30,069,000, 98,041,000 and 131,874,000 kilowatt hours of electricity to its Bear Valley Electric division customers for the three, nine and twelve months ended September 30, 2003, respectively, and 30,815,000, 97,994,000 and 130,057,000 kilowatt hours for the comparable periods in 2002. SCW anticipates electricity sales to be sufficient during a ten year period for it to recover the amount of the under-collection. SCW is allowed to only include up to a weighted annual energy purchase cost of $77 per MWh each year for 10 years in its electric supply cost balancing account. To the extent that actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. During the nine months ended September 30, 2003, approximately $145,000 was expensed.

     CCWC, subject to regulation by the Arizona Corporation Commission (ACC), does not maintain balancing accounts and increases in costs are normally expensed as incurred and recovered through adjustments in general rate case applications.

     Note 6 - New Accounting Pronouncements:

     Effective January 1, 2003, Registrant adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be destroyed and filled at the time of removal. As such, the regulated subsidiaries of AWR incur asset retirement obligations. Retirement cost has historically been recovered through rates at the time of retirement. Accordingly, at implementation of SFAS No. 143, the cumulative effect has been reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

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

     Note 6 - New Accounting Pronouncements (Continued):

	Nine Months Ended September 30, 2003

					Balance At
	Balance at Adoption	Liabilities	Liabilities		September 30,
	January 1, 2003	Incurred	Settled	Accretion	2003

ARO	$2,718,079	60,000	—	160,314	$2,938,393

          In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. Registrant has not entered into or modified any contracts or designated any hedging relationships after June 30, 2003. This Statement also requires that any financing element of a derivative contract should be included in cash flows from financing activities in the Statement of Cash Flows. For the nine months ended September 30, 2003, Registrant has reflected in its Statement of Cash Flows approximately $1.5 million of cash received related to the financing portion of the purchased power contracts with Pinnacle West.

     In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This Statement was effective July 1, 2003. Registrant does not have any financial instruments with characteristics of both liabilities and equity.

     Note 7 – Contingencies

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

     Note 7 – Contingencies (Continued)

     On October 25, 1999, SCW sued Aerojet-General Corporation (Aerojet) for causing the contamination of the Sacramento County Groundwater Basin servicing SCW wells. A cross complaint in 2000 filed by Aerojet against SCW for negligence and constituting a public nuisance was dismissed by the court in October 2002. On October 10, 2003 Registrant entered into a confidential memorandum of understanding with the Aerojet-General subsidiary of GenCorp, Inc. for the settlement of legal actions brought by SCW. The memorandum of understanding outlines the present financial terms of a settlement. A final settlement agreement incorporating the terms of the memorandum of understanding is underway and being negotiated at the date of this filing. As the parties continue to address issues related and additional to the memorandum of understanding, certain disagreements have developed. The parties continue to negotiate in an attempt to resolve those issues. However, no complete, documented agreement has been reached and it is presently impossible to predict when a final settlement of all issues will be reached.

     In a separate case, also filed on October 25, 1999, SCW filed a lawsuit against the State of California and its State Water Resources Control Board, Central Valley Regional Water Quality Control Board, and Department of Toxic Substances Control (collectively, the State) alleging that the State had substantially participated in a project to inject chemical pollution into portions of the Sacramento County Groundwater Basin and that pollution is progressively destroying the groundwater supply in SCW’s Rancho Cordova water system. SCW and the State have entered into a comprehensive $2,475,000 settlement for all of SCW’s claims against the State, contingent upon the court’s approval of the good faith of the settlement, which Registrant received in full during the third quarter of 2003.

     The CPUC has authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the cases against the State and Aerojet, less any recovery from the defendants or others. As of September 30, 2003, approximately $14.9 million has been recorded as Other Deferred Charges. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million, in expenses that were incurred on or before August 31, 2000. SCW has filed to replace the current six year amortization to reflect the current memorandum account balance, net of any reimbursement amount, and maintain a long-term amortization period in the abbreviated general rate case application for its Region I. Management believes these costs are recoverable but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates. As previously mentioned, SCW has entered into a confidential memorandum agreement with Aerojet pending final negotiations and the necessary approvals. It is management’s intention to offset any settlement that may occur from these actions against the balance in the memorandum accounts at the time of settlement.

     The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time, SCW has been working with the Regional Water Quality Control Board as well as the owner of a gas service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier. A settlement with Chevron has been reached and a filing has been made for dismissal by the Court. The impacted well may need to be removed permanently from service and the settlement with Chevron is expected to afford SCW sufficient funds to commence siting and construction of a replacement well.

     Note 7 – Contingencies (Continued)

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

     On August 29, 2003, the US Environmental Protection Agency issued Unilateral Administrative Orders (UAO) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which SCW’s two impacted wells draw water. SCW was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. As a result of the issuance of the UAO, these parties have begun settlement discussions regarding the Federal lawsuits with SCW, the other two affected water purveyors and WQA. Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

     SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project as well as for violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. Subsequently, Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. To date, SCW has spent approximately $3.0 million in this matter, all of which has been expensed. SCW has attended two mediation meetings with Edison in this matter, and is discussing a settlement proposal. The parties have not, however, yet reached a mutually agreeable definitive settlement of the issues.

     The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also know as condemnation, where doing so is in the public interest. In addition, however, the laws of the State of California also provide: (1) that the owner of the utility property may contest whether the condemnation is actually in the public interest; and (2) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken. Although the City of Claremont, California located in SCW’s Region III has not initiated the formal condemnation process pursuant to California law, the City has authorized the hiring of a consultant to perform an appraisal of the value of Registrant’s water system serving that city. SCW intends to vigorously defend itself against any condemnation action initiated by the City.

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

     Note 8 – Business Segments:

     AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water service utility operation conducted through its CCWC unit, and a non-regulated activity unit through the ASUS subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s water and electric operating segments, CCWC, and non-regulated businesses, consisting of ASUS and AWR corporate expenses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to Registrant.

(dollars in thousands)	As Of And For The Three Months Ended September 30, 2003

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$55,777	$5,906	$1,818	$245	($21)	$63,725
Operating income (loss) before income taxes	16,989	(420)	548	(1,023)		16,094
Interest expense, net	3,923	350	121	117		4,511
Identifiable assets	521,327	32,901	30,045	99		584,372
Depreciation expense	4,317	392	230	5		4,944
Capital additions	9,395	6,235	815	4		16,449

(dollars in thousands)	As Of And For The Three Months Ended September 30, 2002

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$54,052	$5,529	$1,814	$217		$61,612
Operating income (loss) before income taxes	16,452	547	578	(506)		17,071
Interest expense, net	3,789	338	112	143		4,382
Identifiable assets	502,402	27,402	28,573	16		558,393
Depreciation expense	4,019	368	235	—		4,622
Capital additions	10,957	434	230	15		11,636

(dollars in thousands)	As Of And For The Nine Months Ended September 30, 2003

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$138,636	$18,263	$4,632	$749	($62)	$162,218
Operating income (loss) before income taxes	35,990	456	1,031	(2,624)		34,853
Interest expense, net	11,785	1,050	363	417		13,615
Identifiable assets	521,327	32,901	30,045	99		584,372
Depreciation expense	12,965	1,175	690	6		14,836
Capital additions	24,360	7,614	1,893	37		33,904

     Note 8 - Business Segments (Continued):

(dollars in thousands)	As Of And For The Nine Months Ended September 30, 2002

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$138,854	$14,574	$4,868	$603		$158,899
Operating income (loss) before income taxes	41,457	599	1,500	(1,533)		42,023
Interest expense, net	11,300	1,007	359	447		13,113
Identifiable assets	502,402	27,402	28,573	16		558,393
Depreciation expense	11,935	1,103	690	—		13,728
Capital additions	30,284	1,401	613	15		32,313

(dollars in thousands)	As Of And For The Twelve Months Ended September 30, 2003

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$180,685	$24,988	$5,921	$991	($62)	$212,523
Operating income (loss) before income taxes	42,511	3,024	1,277	(3,386)		43,426
Interest expense, net	15,761	1,404	486	550		18,201
Identifiable assets	521,327	32,901	30,045	99		584,372
Depreciation expense	16,945	1,542	917	6		19,410
Capital additions	32,657	7,120	2,380	89		42,246

(dollars in thousands)	As Of And For The Twelve Months Ended September 30, 2002

	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated	Eliminations	AWR

Operating revenues	$180,746	$18,885	$6,398	$813		$206,842
Operating income (loss) before income taxes	53,778	(3,119)	1,790	(1,540)		50,909
Interest expense, net	14,643	1,305	532	607		17,087
Identifiable assets	502,402	27,402	28,573	16		558,393
Depreciation expense	15,751	1,464	1,001	—		18,216
Capital additions	42,017	1,775	683	15		44,490

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

     SCW served 249,810 water customers and 22,199 electric customers at September 30, 2003, or a total of 272,009 customers, compared with 268,057 total customers at September 30, 2002.

     SCW’s utility operations exhibit seasonal trends. Although SCW’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of SCW’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 86.4%, 88.9% and 91.1% of total water revenues for the three, nine and twelve months ended September 30, 2003, respectively, as compared to 87.8%, 89.0% and 91.2% for the three, nine and twelve months ended September 30, 2002, respectively.

     AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) was formed to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading. ASUS currently provides related services to approximately 91,500 accounts. Chaparral City Water Company (CCWC) is an Arizona public utility company serving 12,067 customers as of September 30, 2003, compared with 11,683 customers at September 30, 2002, in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. The majority of CCWC’s customers are residential. The Arizona Corporation Commission (ACC) regulates CCWC.

     Neither AWR nor ASUS is directly regulated by either the CPUC or the ACC.

Introduction

     As described in Note 2 to the accompanying consolidated financial statements, Registrant has restated its financial statements for the twelve months ended September 30, 2002. In connection with a deferred tax analysis of Registrant’s tax accounts performed in 2002, Registrant determined that it had miscalculated its net accumulated deferred income taxes and current tax payable account over several years, resulting in taxes on income not being recognized in the proper period, and overstating Registrant’s net deferred tax liabilities and current taxes payable. Registrant further determined that the amount of the overstatements, which totaled approximately $4.7 million and $4.9 million as of December 31, 2001 for AWR and SCW, respectively, arose in prior years and prior years’ financial statements should be restated. The financial information for the twelve months ended September 30, 2002 included in these consolidated financial statements has been adjusted to give effect to the restatement. Although the total amount of the restatement was $4.9 million to AWR as of December 31, 2001, the impact to the twelve months ended September 30, 2002 of this restatement was to increase taxes on income and decrease net income by $70,000. Basic and diluted earnings per share decreased $0.01 for the twelve months ended September 30, 2002 as a result of the restatement.

Results of Operation

RESULTS OF THIRD QUARTER 2003 OPERATIONS

	3 MOS	3 MOS
	ENDED	ENDED	$	%
	9/30/03	9/30/02	CHANGE	CHANGE

OPERATING REVENUES
Water	$57,574	$55,866	$1,708	3.1%
Electric	5,906	5,529	377	6.8%
Other	245	217	28	12.9%

Total operating revenues	63,725	61,612	2,113	3.4%

OPERATING EXPENSES
Water purchased	13,740	14,205	(465)	-3.3%
Power purchased for pumping	3,330	3,327	3	0.1%
Power purchased for resale	3,382	3,645	(263)	-7.2%
Unrealized loss on purchased power contracts	420	—	420	100.0%
Groundwater production assessment	2,089	1,831	258	14.1%
Supply cost balancing accounts	650	(428)	1,078	251.9%
Other operating expenses	4,805	4,883	(78)	-1.6%
Administrative and general expenses	10,058	7,848	2,210	28.2%
Depreciation and amortization	4,944	4,622	322	7.0%
Maintenance	2,181	2,546	(365)	-14.3%
Taxes on income	3,915	5,207	(1,292)	-24.8%
Other taxes	2,032	2,062	(30)	-1.5%

Total operating expenses	51,546	49,748	1,798	3.6%

Operating income	12,179	11,864	315	2.7%

OTHER INCOME (LOSS) - NET	128	157	(29)	-18.5%

INTEREST CHARGES	4,511	4,382	129	2.9%

NET INCOME	$7,796	$7,639	$157	2.1%

     Third quarter net income increased 2.1% to $7.8 million, equivalent to $0.51 per common share on a basic and fully diluted basis, compared to $7.6 million or $0.50 per share earned in 2002’s third quarter.

Operating Revenues

     For the three months ended September 30, 2003, revenues from water operations increased 3.1% to $57.6 million compared to $55.9 million for the three months ended September 30, 2002. The increase was due to two rate increases for SCW’s Region II that were effective on January 21, 2003 and February 4, 2003, respectively. These two rate increases are expected to generate additional revenues of approximately $6.2 million annually. The rate increases were offset by a 2.8% decrease in water consumption resulting from wetter and cooler temperatures in most of SCW’s service areas. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers causing fluctuations in Registrant’s revenues and earnings between comparative periods.

     For the three months ended September 30, 2003, revenues from electric operations increased by 6.8% to $5.9 million compared to $5.5 million for the three months ended September 30, 2002. The increase reflects rate increases authorized by the CPUC at the end of July 2002, which subsequently became effective, to cover purchased power costs under various power supply agreements. Offsetting the increase was kilowatt-hour sales decreasing by 2.4%.

Operating Expenses

     For the three months ended September 30, 2003, purchased water costs decreased by 3.3% to $13.7 million compared to $14.2 million for the three months ended September 30, 2002. The decrease was primarily due to a decrease in the costs of leased water rights to pump in SCW’s Region II and an adjustment of approximately $350,000 to decrease purchased water in SCW’s Orange County customer service area due to the in-lieu program. The in-lieu program has been implemented by the Metropolitan Water District of Southern California (MWD) to help preserve groundwater level in the areas, which allows SCW to purchase treated water from MWD essentially at SCW’s groundwater pumping cost. The decreases are partially offset by additional purchased water volume necessary during the third quarter of 2003 to replace pumped water supply lost due to wells being temporarily removed from service as a result of water quality issues and mechanical problems. For the three months ended September 30, 2003, 47% of our supply mix was purchased water as compared to 46% purchased for the three months ended September 30, 2002.

     For the three months ended September 30, 2003, cost of power purchased for pumping increased slightly by 0.1% to $3.33 million compared to $3.32 million for three months ended September 30, 2002.

     For the three months ended September 30, 2003, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 7.2% to $3.4 million compared to $3.6 million for the three months ended September 30, 2002. The decrease is primarily due to lower power costs at a price of $74.65 per megawatt hour (MWh) effective November 2002 under SCW’s power supply agreements with Pinnacle West Capital Corporation (PWCC) as compared to $95 per MWh for energy purchased from Mirant Americas Energy Marketing, LP (Mirant) under then existing contracts in the same period of 2002.

     The entry for unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s power purchase agreements, with PWCC, which qualify as derivative instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $420,000 pre-tax unrealized loss for the three months ended September 30, 2003 is due to decreases in current forward market prices. This results in an increase in SCW’s cumulative unrealized loss on these contracts which totaled $1.7 million as of September 30, 2003. There is no cash flow impact from these gains and losses. Management is evaluating alternatives to minimize future unrealized losses. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC. Management expects there to be no cumulative impact on SCW’s Bear Valley electric division earnings at the end of the contract period, in 2008.

     For the three months ended September 30, 2003, groundwater production assessments increased by 14.1% to $2.1 million compared to $1.8 million for the three months ended September 30, 2002 due primarily to increases in assessment rates levied against groundwater production effective July 2003 and an adjustment to increase pumped cost resulting from the in-lieu program as mentioned previously under purchased water.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. An increase in the provision of supply cost balancing accounts of $1.1 million for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002, primarily reflects new rates authorized in July of 2002 to recover electric power costs at SCW’s Bear Valley electric division. At September 30, 2003, Registrant had a combined net under-collected position of $25.4 million in both its water and electric supply balancing accounts due primarily to the previous increases in energy costs.

     For the three months ended September 30, 2003, other operating expenses decreased by 1.6% to $4.8 million compared to $4.9 million for the three months ended September 30, 2002. The decrease was due primarily to lower chemicals and water treatment costs.

     For the three months ended September 30, 2003, administrative and general expenses increased by 28.2% to $10.1 million compared to $7.8 million for the three months ended September 30, 2002. The increase was due primarily to (i) a $745,000 increase in outside consulting and legal services in connection with new business development primarily related to privatization of water and wastewater systems at various military bases, and the Edison lawsuit for Bear Valley Electric, (ii) higher labor cost, and (iii) approximately $373,000 increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs.

     For the three months ended September 30, 2003, depreciation expense increased by 7.0% to $4.9 million compared to $4.6 million for the three months ended September 30, 2002. The increase reflects, among other things, the effects of recording approximately $51 million in utility plant during 2002, depreciation on which began in January 2003.

     For the three months ended September 30, 2003, maintenance expense decreased by 14.3% to $2.2 million compared to $2.5 million due principally to costs of approximately $408,000 incurred in connection with the trucking of water in SCW’s Wrightwood customer service area due to a sudden and unexplained drop in groundwater levels in the area during the early part of the third quarter of 2002. There were no comparable costs during the three months ended September 30, 2003.

     For the three months ended September 30, 2003, taxes on income decreased by 24.8% to $3.9 million compared to $5.2 million for the three months ended September 30, 2002 due primarily to a decrease in the estimated effective rate, the effects of flow-through adjustments, and lower pre-tax operating income.

     For the three months ended September 30, 2003, other taxes decreased slightly by 1.5% to $2 million compared to $2.1 million for the three months ended September 30, 2002 reflecting decreases in property taxes at Registrant’s Arizona facility due to an adjustment based on actual property tax statements.

Other Income (Loss)

     For the three months ended September 30, 2003, other income decreased by 18.5% to $128,000 net income compared to a net income of $157,000 for the three months ended September 30, 2002 reflecting increases in taxes and expenses associated with SCW’s 500 acre foot entitlement to water from the State Water Project.

Interest Charges

     For the three months ended September 30, 2003, interest expense increased by 2.9% to $4.5 million compared to $4.4 million for the three months ended September 30, 2002 due primarily to higher short-term borrowings incurred to finance capital expenditures.

RESULTS OF NINE MONTHS ENDED SEPTEMBER 30, 2003

	9 MOS	9 MOS
	ENDED	ENDED	$	%
	9/30/03	9/30/02	CHANGE	CHANGE

OPERATING REVENUES
Water	$143,206	$143,722	$(516)	-0.4%
Electric	18,263	14,574	3,689	25.3%
Other	749	603	146	24.2%

Total operating revenues	162,218	158,899	3,319	2.1%

OPERATING EXPENSES
Water purchased	32,098	32,523	(425)	-1.3%
Power purchased for pumping	7,696	7,767	(71)	-0.9%
Power purchased for resale	10,052	13,973	(3,921)	-28.1%
Unrealized gain on purchased power contracts	(854)	—	(854)	-100.0%
Groundwater production assessment	5,485	5,427	58	1.1%
Supply cost balancing accounts	2,109	(6,243)	8,352	133.8%
Other operating expenses	13,931	12,811	1,120	8.7%
Administrative and general expenses	29,472	24,291	5,181	21.3%
Depreciation and amortization	14,836	13,728	1,108	8.1%
Maintenance	6,430	6,632	(202)	-3.0%
Taxes on income	7,700	12,355	(4,655)	-37.7%
Other taxes	6,110	5,967	143	2.4%

Total operating expenses	135,065	129,231	5,834	4.5%

Operating income	27,153	29,668	(2,515)	-8.5%

OTHER INCOME (LOSS) - NET	159	326	(167)	-51.2%

INTEREST CHARGES	13,615	13,113	502	3.8%

NET INCOME	$13,697	$16,881	$(3,184)	-18.9%

     Net income for the nine months ended September 30, 2003 decreased 18.9% to $13.7 million, equivalent to $0.90 per common share on a basic and fully diluted basis, compared to $16.9 million or $1.11 per share for the nine months ended September 30, 2002.

Operating Revenues

     For the nine months ended September 30, 2003, revenues from water operations decreased slightly by 0.4% to $143.2 million compared to $143.7 million for the nine months ended September 30, 2002. The decrease was due to a 4.7% decrease in water consumption resulting from wetter and cooler temperatures in most of SCW’s service areas, offset by two rate increases for SCW’s Region II that were effective on January 21, 2003 and February 4, 2003, respectively. As mentioned earlier, these two rate increases are expected to generate additional water revenues of approximately $6.2 million annually. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers causing fluctuations in Registrant’s revenues and earnings between comparative periods.

     For the nine months ended September 30, 2003, revenues from electric operations increased by 25.3% to $18.3 million compared to $14.6 million for the nine months ended September 30, 2002. The increase reflects rate increases in July 2002 authorized by the CPUC to cover purchased power costs under various power supply agreements.

Operating Expenses

     For the nine months ended September 30, 2003, purchased water costs decreased slightly by 1.3% to $32.1 million compared to $32.5 million for the nine months ended September 30, 2002. These results reflect a 4.7% decrease in water consumption, offset by an increase in the costs of water rights pumped in SCW’s Region II. For the nine months ended September 30, 2003, 45% of our supply mix was purchased water as compared to 44% purchased water for the nine months ended September 30, 2002.

     For the nine months ended September 30, 2003, cost of power purchased for pumping decreased slightly by 0.9% to $7.7 million compared to $7.8 million for the nine months ended September 30, 2002 due to lower consumption and additional wells down for maintenance and water quality issues. The effect of wells being offline was partially offset by increased power rates.

     For the nine months ended September 30, 2003, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 28.1% to $10.1 million compared to $14.0 million for nine months ended September 30, 2002. This significant decrease is due primarily to (i) lower power costs at a price of $74.65 per megawatt hour (MWh) effective November 2002 under SCW’s power supply agreements with PWCC as compared to $95 per MWh for energy purchased from Mirant under then existing contracts in the same period of 2002, and (ii) additional accruals of $2.2 million for purchased power costs based on adjusted invoices received in April of 2002 from Dynegy for purchased power incurred during prior periods. There were no comparable accruals during the nine months ended September 30, 2003.

     The $854,000 pre-tax unrealized gain on purchased power contracts for the nine months ended September 30, 2003 is due to an increase in the current forward market prices since December 31, 2002. There is no cash flow impact from the gains and losses on the purchased power contracts.

     For the nine months ended September 30, 2003, groundwater production assessments increased by 1.1% to $5.5 million compared to $5.4 million for the nine months ended September 30, 2002 due primarily to increases in assessment rates levied against groundwater production effective July 2003.

     An increase of $8.4 million during the nine months ended September 30, 2003 in the provision for supply cost balancing accounts when compared to the nine months ended September 30, 2002 primarily reflects new rates authorized in 2002 to recover electric power costs, and additional accruals of $2.2 million for purchased power costs recorded in April 2002 as discussed under power purchased for resale.

     For the nine months ended September 30, 2003, other operating expenses increased by 8.7% to $13.9 million compared to $12.8 million for the nine months ended September 30, 2002 due primarily to (i) higher labor costs which increased by almost $670,000, (ii) approximately $165,000 of refunds for a sewer service overpayment in June 2002 for which there was no counterpart in 2003; and (iii) reimbursements totaling $205,000 received during the nine months ended September 30, 2002 from settling parties for expenses incurred in the San Gabriel basin to meet water quality standards for which there was no counterpart in 2003.

     For the nine months ended September 30, 2003, administrative and general expenses increased by 21.3% to $29.5 million compared to $24.3 million for the nine months ended September 30, 2002 due primarily to (i) approximately $3.6 million increase in outside legal and consulting services incurred in connection with new business development, most specifically in the area of privatization of water and wastewater systems at military bases, and in defense of the Edison lawsuit for Bear Valley Electric, (ii) the write-off of $680,000 in legal costs incurred to obtain water storage rights in SCW’s Central basin area due to an unfavorable court decision that will likely result in SCW’s inability to obtain the rights, and (iii) approximately $775,000 increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs.

     For the nine months ended September 30, 2003, depreciation expense increased by 8.1% to $14.8 million compared to $13.7 million for the nine months ended September 30, 2002 reflecting, among other things, the effects of recording approximately $51 million in utility plant during 2002, depreciation on which began in January 2003.

     For the nine months ended September 30, 2003, maintenance expense decreased by 3.0% to $6.4 million compared to $6.6 million for the nine months ended September 30, 2002 due principally to costs of approximately $408,000 incurred in connection with the trucking of water in SCW’s Wrightwood customer service area due to a sudden and unexplained drop in groundwater levels in the area during the early part of the third quarter of 2002. There were no comparable costs during the nine months ended September 30, 2003.

     For the nine months ended September 30, 2003, taxes on income decreased by 37.7% to $7.7 million compared to $12.4 million for nine months ended September 30, 2002 due primarily to lower pre-tax operating income and the effects of flow-through adjustments.

     For the nine months ended September 30, 2003, other taxes increased by 2.4% to $6.1 million compared to $6.0 million for the nine months ended September 30, 2002 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the nine months ended September 30, 2003, other income decreased to $159,000 compared to $326,000 for the nine months ended September 30, 2002. The net decrease reflects the sale of a parcel of non-operating property in Region II of SCW in the first quarter of 2002 for which there was a gain of approximately $506,000, offset by the recording of certain non-regulated expenses to administrative and general expenses of ASUS, a non-regulated subsidiary, and a decrease in taxes.

Interest Charges

     For the nine months ended September 30, 2003, interest expense increased by 3.8% to $13.6 million compared to $13.1 million for the nine months ended September 30, 2002 due primarily to higher short-term borrowings incurred to finance capital expenditures.

RESULTS OF TWELVE MONTHS ENDED SEPTEMBER 30, 2003

	12 MOS	12 MOS
	ENDED	ENDED	$	%
	9/30/03	9/30/02	CHANGE	CHANGE

OPERATING REVENUES
Water	$186,544	$187,144	$(600)	-0.3%
Electric	24,988	18,885	6,103	32.3%
Other	991	813	178	21.9%

Total operating revenues	212,523	206,842	5,681	2.7%

OPERATING EXPENSES
Water purchased	42,434	40,190	2,244	5.6%
Power purchased for pumping	10,506	10,565	(59)	-0.6%
Power purchased for resale	11,896	18,530	(6,634)	-35.8%
Unrealized loss on purchased power contracts	1,676	—	1,676	100.0%
Groundwater production assessment	7,474	7,150	324	4.5%
Supply cost balancing accounts	4,947	(9,444)	14,391	152.4%
Other operating expenses	18,103	16,939	1,164	6.9%
Administrative and general expenses	35,191	36,927	(1,736)	-4.7%
Depreciation and amortization	19,410	18,216	1,194	6.6%
Maintenance	9,636	9,206	430	4.7%
Taxes on income	8,293	14,228	(5,935)	-41.7%
Other taxes	7,824	7,654	170	2.2%

Total operating expenses	177,390	170,161	7,229	4.2%

Operating income	35,133	36,681	(1,548)	-4.2%

OTHER INCOME (LOSS) - NET	224	39	185	474.4%

INTEREST CHARGES	18,201	17,087	1,114	6.5%

NET INCOME	$17,156	$19,633	$(2,477)	-12.6%

     Net income for the twelve months ended September 30, 2003 decreased 12.6% to $17.2 million, equivalent to $1.13 per common share on a basic and fully diluted basis, compared to $19.6 million or $1.29 per share for the twelve months ended September 30, 2002.

Operating Revenues

     For the twelve months ended September 30, 2003, revenues from water operations decreased slightly by 0.3% to $186.5 million compared to $187.1 million for the twelve months ended September 30, 2002. The decrease was due primarily to a decrease of 3.6% in water consumption, and the termination of a surcharge totaling approximately $600,000, which was authorized to decrease the balancing account under-collection in SCW’s Metropolitan customer service area. These decreases were offset by rate increases in Region II as discussed earlier, and step and attrition rate increases in the customer service areas that comprise SCW’s Region I which were effective January 2002 and January 2003, respectively.

     For the twelve months ended September 30, 2003, revenues from electric operations increased by 32.3% to $24.9 million compared to $18.9 million for the twelve months ended September 30, 2002. As discussed earlier, the increase reflects rate increases in July 2002 authorized by the CPUC to cover purchased power costs under various power supply agreements. In addition, there was an increase of 1.4% in kilowatt-hour consumption, primarily due to heavier use of snow making machines at ski resorts in the area in the fourth quarter of 2002.

Operating Expenses

     For the twelve months ended September 30, 2003, purchased water costs increased by 5.6% to $42.4 million compared to $40.2 million for the twelve months ended September 30, 2002. The increase was due to an increase in purchased water volume resulting from additional purchased water necessary during the twelve months ended September 30, 2003 to replace pumped water supply lost due to wells being temporarily removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Arden/Cordova and Foothill districts. For the twelve months ended September 30, 2003, 44% of the supply mix was purchased as compared to 43% purchased water for the twelve months ended September 30, 2002. In addition, the twelve-months ended September 30, 2003 include costs of approximately $1.4 million, incurred in connection with the purchasing and trucking of water, in SCW’s Wrightwood customer service area due to a sudden and unexplained drop in groundwater level in the area during the early part of the third quarter of 2002. The water hauling ended in January 2003.

     For the twelve months ended September 30, 2003, cost of power purchased for pumping decreased slightly by 0.6% to $10.5 million compared to $10.6 million for the twelve months ended September 30, 2002 due to lower consumption and additional wells down for maintenance and water quality issues. The effect of wells being offline was partially offset by increased power rates. Additionally, a credit of $440,000 recorded in the fourth quarter of 2001 for the sale of groundwater in the Chino Basin also impacted the twelve-month comparison. There was no similar credit in the comparable period of 2003.

     For the twelve months ended September 30, 2003, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 35.8% to $11.9 million compared to $18.5 million for the twelve months ended September 30, 2002. This significant decrease is due to (i) lower power costs at a price of $74.65 per megawatt hour (MWh) effective November 2002 under SCW’s power supply agreements with PWCC as compared to $95 per MWh for energy purchased from Mirant under then existing contracts in the same period of 2002, (ii) additional accruals of $2.2 million for purchased power costs based on adjusted invoices received in April of 2002 from Dynegy for purchased power incurred during prior periods; there were no comparable accruals during the twelve months ended September 30, 2003; and (iii) the reversal of an accrual totaling approximately $2.2 million in October 2002 resulting from a settlement with Dynegy.

     For the twelve months ended September 30, 2003, the $1.7 million pre-tax unrealized loss on purchased power contracts resulted from the contract prices with PWCC being higher than current forward market prices. There is no cash flow impact of this loss.

     For the twelve months ended September 30, 2003, groundwater production assessments increased by 4.5% to $7.5 million compared to $7.2 million for the twelve months ended September 30, 2002 due primarily to higher assessments levied against production for the water year 2002-2003 as compared with the previous year.

     An increase of $14.4 million during the twelve months ended September 30, 2003 in the provision for supply cost balancing accounts when compared to the twelve months ended September 30, 2002 primarily reflects new rates and surcharges authorized in 2001 and 2002 to recover electric power costs and under-collection in the electric balancing account. Factors impacting power purchased for resale as previously discussed also impact the supply cost balancing accounts.

     For the twelve months ended September 30, 2003, other operating expenses increased by 6.9% to $18.1 million compared to $16.9 million for the twelve months ended September 30, 2002 due primarily to higher water treatment costs and labor costs which increased by almost $1 million.

     For the twelve months ended September 30, 2003, administrative and general expenses decreased by 4.7% to $35.2 million compared to $36.9 million for the twelve months ended September 30, 2002 due primarily to the reversal of the remaining reserve of $6.5 million in the fourth quarter of 2002 for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area. The reserve was established in late 2001, which also impact the comparison between periods, to offset future impacts to earnings for the difference between authorized rates and SCW’s actual electric power costs under its agreement with Mirant. The agreements SCW entered into with PWCC in September 2002 enable it to purchase power at a cost lower than that authorized by the CPUC, thereby removing the need for the reserve. The decrease was offset by an increase totaling approximately $6.2 million in outside services primarily for new business development, legal costs incurred in defense of the Edison lawsuit for Bear Valley Electric, and legal costs for resolution of amounts charged under various power purchase contracts. In addition, there was an approximate $1.6 million increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs. The twelve month comparison is also impacted by increased expenses related to privatization of water and wastewater systems at military bases.

     For the twelve months ended September 30, 2003, depreciation expense increased by 6.6% to $19.4 million compared to $18.2 million for the twelve months ended September 30, 2002 reflecting, among other things, the effects of recording approximately $51 million in utility plant during 2002, depreciation on which began in January 2003.

     For the twelve months ended September 30, 2003, maintenance expense increased by 4.7% to $9.6 million compared to $9.2 million for the twelve months ended September 30, 2002 due principally to the termination of SCW’s Cash Preservation Program (“CPP”) in August 2002 following the CPUC’s approval of rate increases permitting SCW to begin recovery of power costs incurred during the energy crisis of 2000-2001 to serve customers of its Bear Valley Electric division. The CPP was initially implemented in 2001 to control costs and temporarily limit capital and maintenance expenditures principally to those projects that were believed necessary to meet public safety and health requirements or otherwise provide for continued service. The CPP impacted both the electric and water businesses of SCW.

     For the twelve months ended September 30, 2003, taxes on income decreased by 41.7% to $8.3 million compared to $14.2 million for the twelve months ended September 30, 2002 due primarily to lower pre-tax operating income and the effects of flow-through adjustments.

     For the twelve months ended September 30, 2003, other taxes increased by 2.2% to $7.8 million compared to $7.7 million for the twelve months ended September 30, 2002 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the twelve months ended September 30, 2003, other income increased to $224,000 compared to $39,000 for the twelve months ended September 30, 2002 due to recording of certain non-regulated expenses to administrative and general expenses of ASUS, a non-regulated subsidiary which totaled approximately $400,000, and the write-off of approximately $312,000 in expenses associated with the termination of the acquisition of Peerless Water Co. in the fourth quarter of 2001. These increases were offset by the sale of a parcel of non-operating property in Region II of SCW in the first quarter of 2002 for which there was a gain of approximately $506,000.

Interest Charges

     For the twelve months ended September 30, 2003, interest expense increased by 6.5% to $18.2 million compared to $17.1 million for the twelve months ended September 30, 2002 due primarily to the issuance of $50 million in long-term debt by SCW in December 2001.

Accounting for Supply Costs

     As permitted by the CPUC, SCW has historically maintained water supply balancing accounts prior to November 29, 2001 and electric supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs have been recorded in income and charged to balancing accounts when such costs were incurred. The balancing accounts were reversed when such costs were recovered through rate adjustments or through refunds of previously incurred costs. SCW accrued interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

     On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum supply cost account. The over- or under-collection of water supply costs is recorded in this memorandum account in a manner similar to the balancing account. However, the income statements of SCW no longer include entries reflecting differences between authorized water supply unit costs included in rates and actual water supply costs. As a result, any changes in water supply costs as well as any future revenue increases that may be authorized for supply expenses may directly impact earnings. SCW’s basic earnings per share for the three, nine and twelve months ended September 30, 2003 were $0.04, $0.11 and $0.22, respectively, less than they would have been if the November 2001 CPUC order had not been issued.

     In a decision issued on June 19, 2003 related to the memorandum supply cost account, the CPUC concluded that (i) if a utility is within its 3-year rate case cycle and does not earn in excess of its authorized rate of return, the utility is entitled to recover its costs in the memorandum supply cost account, subject to a reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns in excess of its authorized rate-of-return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate-of- return, and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually by March 31. Pursuant to the resolution, SCW filed advice letters on September 12, 2003 seeking recovery of an under-collected balance of $2.6 million for the period November 29, 2001 through December 31, 2002. Upon receiving approval from the CPUC, SCW will recognize the authorized under-collected amount as supply cost balancing accounts on its books. As of September 30, 2003, SCW had an under-collection of approximately $5.7 million in its memorandum supply cost account, including the $2.6 million filed with the CPUC. SCW intends to file advice letters annually by March 31. Amounts included in the memorandum supply cost account are not capitalized until a rate order is received from the CPUC.

     With respect to pre-November 29, 2001 water supply balancing accounts, SCW has a net under-collection position of $2.2 million recorded at September 30, 2003. Of this amount, recovery of approximately $2.1 million has been included in rates authorized on June 19, 2003. The remaining $75,000 has been deferred to Region I’s next rate case.

     Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $23.2 million at September 30, 2003. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour for a period of up to ten years to enable SCW to recover the under-collection. SCW sold 30,069,000, 98,041,000 and 131,874,000 kilowatt hours of electricity to its Bear Valley Electric division customers for the three, nine and twelve months ended September 30, 2003, respectively, and 30,815,000, 97,994,000 and 130,057,000 kilowatt hours for the comparable periods in 2002. SCW anticipates electricity sales to be sufficient during a ten year period for it to recover the amount of the under-collection. SCW is allowed to only include up to a weighted annual energy purchase cost of $77 per MWh each year for 10 years in its electric supply cost balancing account. To the extent that actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. During the nine months ended September 30, 2003, approximately $145,000 was expensed. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     The unrealized gains of $854,000 for the nine months ended September 30, 2003 resulted from increases in the current forward market prices since December 31, 2002, causing a decrease in the cumulative unrealized loss for the contracts. For the three and twelve months ended September 30, 2003, the unrealized loss of $420,000 and $1,676,000, respectively, resulted from the contract prices with PWCC being higher than current forward market prices. There is no cash flow impact for the gains and losses. Management is evaluating alternatives to minimize future unrealized loss. These unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC; both negatively and positively. SCW projects that there will be no cumulative impact on Bear Valley Electric earnings at the end of the contract period, in 2008.

Accounting for Asset Retirement Obligations

     SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires businesses to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant adopted SFAS No. 143 on January 1, 2003, as required. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be destroyed and filled at the time of removal. As such, the regulated subsidiaries of Registrant incur asset retirement obligations. Retirement cost has historically been recovered through rates at the time of retirement. As a result, the cumulative effect upon adoption was reflected as a regulatory asset or liability. Accordingly, Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

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

	For the Nine Months Ended September 30, 2003

					Balance At
	Balance at Adoption	Liabilities	Liabilities		September 30,
	January 1, 2003	Incurred	Settled	Accretion	2003

ARO	$2,718,079	60,000	—	160,314	$2,938,393

     Accounting for Pension and Other Postretirement Benefits

     Registrant records plan assets, obligations and expenses related to its pension and other postretirement benefit plans based on actuarial valuations. Key assumptions in these valuations include discount rates, expected returns on plan assets, compensation increases and health care cost trend rates. Registrant believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of its plan actuary. Net periodic pension cost is expected to increase from $1.8 million for the plan year ended December 2002 to $3.0 million for the year ending December 31, 2003 due to actuarial assumption changes in discount rate and expected long-term rate of return on plan assets. Postretirement benefit cost is also expected to increase. The increases are generally recovered through rates. Net periodic pension and postretirement benefit costs for 2003 were computed using a discount rate and expected long-term rate of return on plan assets of 6.75% and 7.0%, respectively, as compared to 7.25% and 8.0% in 2002. Both pension and postretirement liabilities, and future pension and postretirement expense increase as the discount rate is reduced. In addition, pension and postretirement expense increase as the expected rate of return on plan assets decreases.

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

Liquidity and Capital Resources

     AWR

     Net cash provided by operating activities was $33.4 million for the nine months ended September 30, 2003 as compared to $28.3 million for the nine months ended September 30, 2002. The increase of $5.1 million in cash provided by operations was primarily attributable to new electric rates and surcharges to decrease under-collected electric supply cost balancing account balances, and favorable changes in other operating assets and liabilities between the two periods, offset by the decrease in net income, and by an unrealized gain on purchased power contracts.

     Net cash used in investing activities was $33.9 million for the nine months ended September 30, 2003 as compared to $32.3 million for the nine months ended September 30, 2002 due to higher capital expenditures.

     Net cash used in financing activities was $6.5 million for the nine months ended September 30, 2003 as compared to $14.8 million for the nine months ended September 30, 2002. The decrease was due primarily to (i) the redemption of preferred shares in 2002 totaling $1.9 million, (ii) a reduction of $4 million in payments made to banks for notes payable, (iii) increases of $1.9 million in receipt of advances for and contributions in aid of construction, and (iv) the receipt of $1.5 million of cash related to the financing portion of SCW’s purchased power contracts with Pinnacle West.

     AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. As of September 30, 2003, approximately $31.1 million remained for issuance under this Registration Statement. AWR intends to issue shares sufficient to utilize the remaining $31.1 million pursuant to this Registration Statement within the fourth quarter of this year. The net proceeds will be used to make equity investments in SCW and ASUS.

     In June 2002, AWR established a $75 million revolving credit facility that matures in June 2005. Up to $15 million of this facility may be used for letters of credit. As of September 30, 2003, an aggregate of $33 million in cash borrowing was outstanding. Approximately $8 million of letters of credit were outstanding under this facility.

     On April 19, 2002, AWR completed the redemption of all of its outstanding 4%, 4-1/4% and 5% series of preferred shares.

     SCW

     Net cash provided by operating activities was $33.2 million for the nine months ended September 30, 2003 as compared to $20.4 million for the nine months ended September 30, 2002. The increase of $12.8 million in cash provided by operations was primarily attributable to new electric rates and surcharges to decrease under-collected electric supply cost balancing account balances, and favorable changes in other operating assets and liabilities between the two periods, offset by the decrease in net income, and by an unrealized gain on purchased power contracts.

     Net cash used in investing activities increased slightly to $32.0 million for the nine months ended September 30, 2003 as compared to $31.7 million for the same period of 2002.

     Net cash used in financing activities was $5.9 million for the nine months ended September 30, 2003 as compared to $8.6 million for the nine months ended September 30, 2002, reflecting increases in receipt of advances for and contributions in aid of construction, and the receipt of $1.5 million of cash related to the financing portion of SCW’s purchased power contracts with Pinnacle West.

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

     SCW also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. On March 30, 2001, AWR made an additional $25 million equity investment in SCW. On November 14, 2001, SCW filed a Registration Statement with the SEC for issuance, from time to time, of up to $100 million in debt securities. SCW anticipates that it will be necessary to issue additional long-term debt to refund retirement obligations and fund capital expenditures. In December 2001, SCW issued $50 million of long-term debt under this Registration Statement that initially reduced bank borrowings incurred to fund capital expenditures and purchased power costs.

     Outstanding debt of SCW issued in the public markets is rated by both Moody’s Investor Services and Standard & Poor’s Corporation. Ratings assigned by these agencies are subject to periodic review of various factors including, but not limited to, the effects of regulation. SCW management will hold its annual review with each of the agencies before year-end 2003. Following the annual review, each agency will determine if the current rating will remain in place, be upgraded or downgraded. A downgrade in SCW’s rating will likely result in an increase in the cost of borrowing from current levels.

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

Contractual Obligations and Other Commitments

     In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual principal payments are generally made from cash flow from operations. In the case of the $12,500,000 in notes due October 2003, SCW intends to refinance this obligation through issuance of equity by its parent, AWR, or through additional long-term debt issuance.

     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of September 30, 2003. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

($ in thousands)	Payments/Commitments Due by Period (1)

		Less than 1
	Total	Year	1-3 Years	4-5 Years	After 5 Years

Notes/Debentures(2)	$185,600	$12,500	—	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	18,887	91	$194	$218	18,384
Other Debt Instruments(5)	2,341	195	404	453	1,289
Purchased Power Contracts(6)	63,295	12,014	23,988	23,947	3,347
Operating Leases (7)	6,674	2,023	4,062	589	—
Other Commitments (8)	75,753	—	—	—	—
Chaparral City Water Co. (9)	8,598	550	913	550	6,585

TOTAL	$389,148	$27,373	$29,561	$25,757	$230,705

(1)  Excludes interest, dividends, commitments and facility fees.

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

(4)  Consists of obligations under a loan agreement supporting $8 million in debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $5.0 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project (SWP). Except as described in paragraph (6) below, these obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, SCW has entered into agreements with various developers for 439 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5)  Consists of $1.5 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.5 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.3 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)  Consists of $63.3 million of purchased power contracts until December 2008.

(7)  Reflects Registrant’s future minimum payments under non-cancelable operating leases.

(8)  Other commitments of Registrant consist of (i) $75 million syndicated revolving credit facility, expiring in June 2005, (ii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iii) an irrevocable letter of credit in the amount of $400,000 that expires on October 2003 for the deductible in Registrant’s business automobile insurance policy (iv) an irrevocable letter of credit that expires June 30, 2005 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power; the amount of the credit is $585,000 for the months from November to March, and $270,000 to cover the months from April to October, and (v) outstanding performance bonds of $11,450 to secure performance under franchise agreements with governmental agencies. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, deposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+.

(9)  Consists of $7.9 million of obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $0.7 million repayment obligation to the United States Bureau of Reclamation. The loan agreement contains provisions that establishes a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau of Reclamation obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions.

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

     As of September 30, 2003, SCW had accrued $23.2 million in under-collected power costs that SCW mostly incurred during the energy crisis in connection with providing service to its Bear Valley Electric customers. In addition, SCW established $7.9 million in reserves in 2001 for potential non-recovery of these power costs. In 2002, SCW charged $1.7 million against the reserves due to its inability to recover all of its costs associated with entering into a long-term power contract with Mirant in March 2001. In the fourth quarter of 2002, SCW reversed the remaining reserves due to various new contracts entered into with PWCC in September 2002 as discussed below.

     On July 17, 2002, the FERC extended and modified the mitigation measures that were set to expire on September 30, 2002, citing delays in construction of new generation resources in California and throughout the West, delays in adopting a new market design and market rules by the Cal ISO, transmission line constraints, constraints on natural gas pipeline capacity and continuing dysfunctions in the California power market. It remains unclear how long the FERC will leave its mitigation measures in place. The premature termination of such mitigation measures could result in substantial increases in spot market prices and the prices of long-term contracts for power and capacity. In addition, FERC is considering a number of market reforms, some of which could materially increase SCW’s costs for power. Increased costs would be included in SCW’s electric supply cost balancing account. However, as mentioned previously, SCW is only allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year for 10 years in its electric supply cost balancing account. To the extent that actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed.

Power Supply Arrangements at SCW’s Bear Valley Electric Service Area

     All electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. Under the terms of contracts with Dynegy that expired on April 30, 2002, Dynegy provided electric energy to SCW, acted as scheduling coordinator and provided other ancillary services. Various disputes arose between the parties regarding the services provided by Dynegy and the amounts charged by Dynegy. As a result of these disputes, SCW withheld payment from Dynegy of certain amounts invoiced by Dynegy. On November 1, 2002, Dynegy accepted $3.5 million from SCW as payment in full for the disputed amounts.

     SCW entered into a five-year and nine-month, block forward purchase contract with Mirant for 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. On December 20, 2001, SCW filed a complaint with FERC seeking to reduce the amount charged by Mirant under the terms of this contract to a just and reasonable price. In June 2003, the FERC issued a final order denying SCW’s complaint. On November 10, 2003, the FERC denied SCW’s rehearing request. SCW is currently reviewing its options with respect to the FERC’s latest order denying rehearing and is determining if it will appeal the decision in Federal Court.

     In June 2001, SCW executed an agreement with PWCC for an additional 8 MWs of electric energy to meet peak winter demands. The contract provided for pricing of $75 per MWh from November 1, 2001 to September 30, 2002, $48 per MWh from November 1, 2002 to September 30, 2003, and $36 per MWh from November 1, 2003 to June 30, 2004.

     In September 2002, SCW entered into a series of purchased power contracts with PWCC. Under the agreements, SCW will sell 15 MWs to PWCC of electric energy at a price of $95 per MWh beginning November 1, 2002 through December 31, 2006, and the 8 MWs of electric energy covered under the energy purchase agreement with PWCC discussed previously. In return, PWCC will supply SCW with 15 MWs of electric energy at a price of $74.65 per MWh beginning November 1, 2002 through December

31, 2008, and an additional 8 MWs at $74.65 per MWh beginning on November 1, 2002 through September 30, 2003 and each succeeding November 1 through March 31 period through June 30, 2008, and for the period November 1, 2008 through December 31, 2008. These contracts do not qualify for the normal purchases and normal sales exception, under SFAS No. 133, and have been recognized at fair market value on the balance sheet as a liability of $1.7 million at September 30, 2003 and an unrealized loss of $420,000 for the three months ended September and an unrealized gain of $854,000 for the nine months ended September 30, 2003.

     The average minimum load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, SCW buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased, including the transactions in the spot market, was approximately $76.4, $78.3 and $79.9 per MWh, respectively, for the three, nine and twelve months ended September 30, 2003. SCW’s average energy costs will be impacted by pricing fluctuations on the spot market.

     Transmission Constraints

     Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company (Edison) to transmit this power. On December 27, 2000, SCW filed a lawsuit against Edison for breach of contract as a result of delays in upgrading these transmission facilities as well as for violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. It is unlikely that the transmission upgrade will occur as a result of the delays and the pending litigation. As previously mentioned, SCW has attended two mediation meetings with Edison in this matter, and is discussing a settlement proposal. The parties have not, however, yet reached a mutually agreeable definitive settlement of the issues. Therefore, SCW is constructing a natural gas-fueled 8.4 MW generation facility to be owned by SCW as a means of meeting these increasing demands for energy. A Certificate of Public Convenience and Necessity filed with the CPUC seeking authorization for construction of the generation facility was approved on July 10, 2003. It is expected that the generator will be on line during the second quarter of 2004, and should assist SCW in controlling its spot purchase prices, as discussed above.

Southern California Wild Fires

     The October 2003 wild fires in Southern California have had some impact on certain of our Southern California Water Company units. We have several water customer service areas where fires were present. SCW has had minimal damage to its water facilities. In our Bear Valley Electric area, located in the mountains north of Los Angeles, our people have stayed on the job to make certain that electric service continues; this in spite of isolated damage to certain electric distribution facilities. We will be filing with the CPUC for recovery of the extra expenses incurred in meeting these community needs. These costs will be accumulated in Catastrophic Event Memorandum Accounts and amortized pursuant to prescribed procedures after review by the CPUC.

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

     Registrant currently has formalized procedures covering the bidding of capital projects. These procedures are designed to achieve the lowest bid price from qualified contractors as well as to promote diversity among contractors. The procedures also provide for bypass of a formal bid process for emergency situations. In response to a recent review, Registrant has discovered that a greater than anticipated percentage of contracts in certain areas were being let on an emergency basis and to fewer than anticipated contractors. Registrant is currently evaluating its procedures and may, based on the results of this review, modify those procedures in order to ensure that the objectives are being met in a consistently applied manner.

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

     On January 16, 2003, the CPUC approved rate increases of approximately $2.7 million annually, effective January 22, 2003, in SCW’s Metropolitan district to recover costs associated with an increase in Region II rate base associated with SCW’s 2002 infrastructure replacement program and, additionally, to recover general increases in operating expenses. On January 31, 2003, the CPUC also approved SCW’s Advice Letter filed for the 2003 infrastructure replacement program with rate increases of $3.5 million annually effective February 4, 2003.

     As of September 30, 2003, SCW had accrued approximately $23.6 million in under-collected purchased power costs included in the electric balancing account. In 2001, the CPUC approved two Advice Letters which allow SCW to collect a surcharge of 2.2¢ per kilowatt hour, for recovery of its under-collection in the electric balancing account for costs incurred during the energy crisis.

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

     The settlement requires SCW to pursue its complaint filed with FERC in which SCW has requested FERC to reduce the prices in its power purchase contract with Mirant to a just and reasonable price. If SCW is ultimately successful in obtaining a reduction in prices under this contract, SCW is required, based on the settlement, to file an Advice Letter to notify the CPUC within 30 days of the resolution of its complaint. In June 2003 the FERC issued a final order denying SCW’s complaint. On November 10, 2003, the FERC denied SCW’s rehearing request. SCW is currently reviewing its options with respect to the FERC’s latest order denying rehearing and is determining if it will appeal the decision in Federal Court.

     Pending Rate Requests

     On July 10, 2003, the CPUC approved the Certificate of Public Convenience and Necessity (CPCN) filed by SCW in March 2002 seeking authorization to construct an 8.4 MW natural gas-fueled generation facility on a portion of its property in the City of Big Bear Lake. The capital cost of the generating facility is estimated to be approximately $13 million. The CPUC’s order authorizes construction and enables SCW to file a rate application to generate an annual revenue increase of about $2.4 million. SCW will file for increased rates using a special filing called a “Major Adjustment Clause” or “MAC” filing that should result in at least 75% of the revenue requirement related to this facility being included in rates. The remainder will be subject to recovery in a general rate case filing.

     In October 2002, SCW filed an application to increase water rates in the customer service areas that comprise Region III. SCW also filed a concurrent application requesting a rate increase applicable to SCW’s entire customer base to recover costs associated with the general office functions of SCW. With a proposed return on equity of 12.45%, the new water rates in these filings, as stipulated by SCW, would generate an initial annual increase in revenues of approximately $12.9 million for the Region III customer service areas. However, the CPUC staff has not yet stipulated to this return on equity. Due to unresolved differences between SCWC and the CPUC staff, we cannot predict the increases. A final decision on these applications is anticipated in the fourth quarter of 2003.

     We filed an application to increase water rates in the Region II customer service areas on September 11, 2003, which was accepted by the CPUC on October 6, 2003. The new water rates in this filing, if approved, would generate an initial annual increase in revenues of $15.4 million. A decision is not expected until the third quarter of 2004.

     On October 27, 2003, SCW also filed an abbreviated application to the CPUC to request for an inflationary increase in three of the Region I customer services areas. As part of the Region I filing, SCW requested a long-term amortization of the balance of costs included in the Aerojet litigation memorandum account, net of any reimbursement amount. For more information, see the section entitled “Other Water Quality Litigations” included in Part I, Item 3 in Legal Proceedings.

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

     Pursuant to a resolution issued by the CPUC on December 17, 2002, SCW filed advice letters on March 17, 2003 requesting recovery of $2.2 million under-collections remaining in the balancing accounts for water supply costs incurred prior to November 29, 2001. On June 19, 2003, the CPUC authorized increases in rates in total of $2.1 million, effective June 24, 2003, for SCW to recover the pre-November 29, 2001 balances. The remaining $75,000 is to be deferred to the rate case of Region I.

     In a decision issued on June 19, 2003, the CPUC concluded that (i) if a utility is within its rate case cycle and does not earn over its authorized rate of return, the utility shall recover its account subject to reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns over the authorized return, the utility’s recovery of expenses from the accounts will be reduced by the amount exceeding the authorized rate of return; and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually by March 31. Pursuant to the resolution, SCW filed advice letters, on September 12, 2003, seeking recovery for under-collected balance of $2.6 million for the period of November 29, 2001 through December 31, 2002. For more information, see the section entitled “Accounting for Supply Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation

Environmental Matters

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

     Enhanced Surface Water Treatment Rules

     The EPA has adopted Enhanced Surface Water Treatment Rules (ESWTR), which require increased surface-water treatment to decrease the risk of microbial contamination. These rules apply to each of SCW’s five surface water treatment plants and CCWC’s surface water treatment plant. Registrant anticipates that all plants will achieve compliance within the three-year to five-year time frames identified by EPA. Registrant is required to be in compliance by June 1, 2006. SCW has initiated phased construction of a new treatment plant in the Calipatria-Niland customer service area (see further discussion below under Regulation of Disinfectant/Disinfection By-Products) to bring that facility into compliance. Once this project is completed, all the surface water plants in SCW and CCWC should be in compliance with these rules.

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

     Ground Water Rule

     On May 10, 2000, the EPA published the proposed Ground Water Rule (GWR), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule will apply to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems; source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifers or have detected fecal indicators within a distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. The GWR is scheduled to be issued as a final regulation by the end of 2003. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, SCW and CCWC do not believe that such regulations will impose significant compliance costs, since they already currently engage in disinfection of the majority of their groundwater systems.

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

     Matters Relating to SCW’s Arden-Cordova Water System

     In SCW’s Rancho Cordova system, four wells have been removed from service and destroyed due to contamination from perchlorate. The supply has been replaced for three of these wells. An additional three wells are currently out of service due to perchlorate levels above the reduced action level of 4 ppb, and two wells are out of service due to detectable levels of NDMA above the action level. SCW continues to monitor all of its active groundwater wells in the Rancho Cordova system for perchlorate and NDMA level. Aerojet-General Corp. (Aerojet) has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that such contamination is also related to the activities of Aerojet. SCW has filed suit against Aerojet for contamination of SCW’s ground water supply in its Rancho Cordova system.

     On October 10, 2003 Registrant entered into a confidential memorandum of understanding with the Aerojet-General subsidiary of GenCorp, Inc. for the settlement of legal actions brought by SCW. The memorandum of understanding outlines the present financial terms of a settlement. A final settlement agreement incorporating the terms of the memorandum of understanding is underway and being negotiated at the date of this filing. As the parties continue to address issues related and additional to the memorandum of understanding, certain disagreements have developed. The parties continue to negotiate in an attempt to resolve those issues. However, no complete, documented agreement has been reached and it is presently impossible to predict when a final settlement of all issues will be reached.

     To date, Aerojet has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW’s Rancho-Cordova customer service area and has reimbursed SCW for costs associated with the drilling and equipping of new wells. As of September 30, 2003, Aerojet had previously reimbursed SCW $4.5 million of the approximately $20.6 million in costs SCW has incurred. The remainder of the costs is subject to further reimbursement pending outcome of the settlement negotiation previously discussed. Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. For further information regarding litigation related to contamination of ground water in Sacramento County, see the section entitled “Other Water Quality Litigation” included in Part II, Item 3, Legal Proceedings.

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

     Matters Relating to SCW’s Yorba Linda Water System

     The compound MTBE has been detected in three wells serving SCW’s Yorba Linda water system. Two of the wells are currently inactive, and to date the third well has not shown MTBE above the DOHS secondary standard of 5.0 ppb. SCW has constructed an interconnection with the Metropolitan Water District of Southern California to provide for the needed supply for this system in the event the third well experiences levels of detection in excess of the DOHS standard.

     SCW has met with the Regional Water Quality Control Board, the Orange County Water District, (OCWD), the City of Anaheim, the DOHS and three potentially responsible parties (PRP’s) to define the extent of the MTBE contamination plume and assess the contribution from the PRP’s. The PRP’s have voluntarily initiated a work plan for regional investigation. While there have not been significant disruptions to the water supply in Yorba Linda at this point in time, no assurances can be given that MTBE contamination will not increase in the future. Negotiations with the PRPs on reimbursement of costs incurred to date and recovery of potential future costs associated with MTBE contamination have resulted in an agreement in principal on these and related issues. The parties anticipate execution of a definitive settlement agreement by the end of November 2003.

     Matters Relating to SCW’s Los Osos Water System

     The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time SCW has been working with the Regional Water Quality Control Board as well as the owner of a service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier. A settlement with Chevron has been reached and a filing has been made for dismissal by the Court. The impacted well may need to be removed permanently from service and the settlement with Chevron is expected to afford SCW sufficient funds to commence siting and construction of a replacement well.

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

     On August 29, 2003, the US Environmental Protection Agency issued Unilateral Administrative Orders (UAO) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which SCW’s two impacted wells draw water. SCW was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. As a result of the issuance of the UAO, these parties have begun settlement discussions regarding the Federal lawsuits with SCW, the other two affected water purveyors and WQA. Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

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

     Bark Beetle Infestation in SCW’s Bear Valley Electric Service Area

     In a Proclamation issued on March 7, 2003 Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego of the State of California. The threat is continuing and shows no sign of abating. The CPUC issued on April 3, 2003 an order requiring Southern California Edison Company, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric (BVE), are authorized to make annual advice letter filings requesting recovery of the costs of removal and mitigation. SCW has determined the scope and magnitude of the bark beetle infestation in its BVE service territory to date and has formulated a course of action to mitigate the fire potential in its rights-of-way. Estimated costs, of dead tree removal based on experiences with other utility vegetation management programs and current information gathered and assessed for the Big Bear Lake area, totals $620,000. These costs represent only the cost of addressing the problem to date. If the drought continues, the infestation will likely spread and costs mitigation costs may increase. SCW is confident that current and future costs incurred in remediation of Bark Beetle Infestation will be recoverable in rates through the annual Advice Letter filings, as the April 2003 order issued by the CPUC contained cost recovery provisions.

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

Water Supply

     SCW’s Water Supply

     For the three months ended September 30, 2003, SCW supplied a total of 27,826,000 ccf of water. Of this amount, approximately 50.2% came from pumped sources and 46.1% was purchased from others, principally the Metropolitan Water District of Southern California (MWD). SCW supplied 27,971,000 ccf of water for the same period of 2002, 51.9% of which came from pumped sources, 44.6% was purchased. The Bureau of Reclamation (the Bureau) supplied the remaining amount under a no-cost contract.

     For the nine months ended September 30, 2003, SCW supplied a total of 65,672,000 ccf of water 53.3% of which came from pumped sources, 43.2% was purchased. During the nine months ended September 30, 2002, SCW produced 68,777,000 ccf of water. Of this amount 55.5% came from pumped sources, 41.9% was purchased and the remainder was provided by the Bureau.

     For the twelve months ended September 30, 2003, SCW supplied a total of 84,805,000 ccf of water. Of this amount, approximately 54.0% came from pumped sources and 42.4% was purchased from others. For the twelve months ended September 30, 2002, SCW supplied 87,521,000 ccf of water, 57.0% of which came from pumped sources, 40.7% was purchased, and the Bureau supplied the remainder.

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

     On October 17, 2003 Federal government, State government, and four Southern California water agency officials, including the MWD, met to sign the Quantification Settlement Agreement (QSA) which divides up California’s share of the Colorado River. Under the QSA, MWD will have access (as in the past) to Colorado River water and up to 1.6 million acre feet of additional water from the state that the Imperial Irrigation District proposes to conserve and sell to the state. With the signing of this agreement California once again has access to excess Colorado River water for the next 13 years. However for the near term, excess water may not be available due to the recent drought in the Colorado watershed. MWD has also publicly stated that it is stepping up a number of efforts including desalination, conservation, recycling, transfer and storage, to increase water supplies.

     SCW’s water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. The 2003 water year, October 2002 to September 2003, has been a better water year than the 2002 water year. California experienced the third wettest April in 80 years of recorded history. April 2003 precipitation was 203% of normal. Overall for the water year California had 112% of normal precipitation. At the end of September California reservoirs were at 81% of normal. Statewide the seasonal runoff was 45,536,000 acre feet, which was 101% of average, as opposed to only 33,030,000 acre feet, 73% of average, last year. The National Oceanic and Atmospheric Association predicts that slightly warmer-than-average conditions are likely to persist for the next several months. The National Weather Service outlook for this winter is also warmer than normal temperatures with below normal precipitation levels for the West.

     Although overall groundwater conditions remain at adequate levels, certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused SCW to increase its reliance on purchased water in its supply mix. For further information, see Part II, Item 1 in Legal Proceedings.

     A sudden and unexplained drop in groundwater water supply severely impacted SCW’s Wrightwood customer service area in the third quarter of 2002. In response to this emergency situation, SCW undertook a number of steps to provide water service, including trucking water into the area from nearby sources, bringing a formerly shut down well into service, taking steps to increase capacity at existing wells and expediting the drilling and equipping of a new well. SCW experienced increased operating costs associated with the trucking of water of approximately $1.4 million (approximately $1.26 million was incurred in 2002 and $166,000 in the first quarter of 2003). Due to the actions of SCW and conservation efforts of consumers, the situation has stabilized and the water hauling ceased at end of January 2003. Management is unable to predict the extent to which additional costs may be incurred or the extent to which additional problems may be encountered. Additional wells and filtration equipment have been installed during the past 12 months and, along with voluntary conservation by the community, water supplies have been sustained throughout 2003. The cause of the unexplained and sudden drop in groundwater supply has not been identified, but it may be drought-related.

     CCWC’s Water Supply

     Arizona precipitation level for the water year were between 70% and 89% of normal with the Colorado River area getting 82%. However this was a marked improvement over 2002 when precipitation was almost nonexistent. Of the four major reservoirs in Arizona only the San Carlos reservoir is extremely low at 10% of average. The Lake Pleasant and Verde River Reservoir System are well above normal at 191% and 179% respectively. For the water year the Colorado River inflow into Lake Mead was 48% of normal as compared to 23% for 2002. However, in spite of the increase flow, the long drought has brought the Colorado River storage to only 29,932,700 acre feet as compared to 33,702,300 acre feet at this time last year.

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

     CCWC has an Assured Water Supply designation, by decision and order of the Arizona Department of Water Resources, providing in part that, subject to its requirements, CCWC currently has a sufficient supply of ground water and CAP water which is physically, continuously and legally available to satisfy current and committed demands of its customers, plus at least two years of predicted demands, for 100 years. Notwithstanding such a designation, CCWC’s water supply may be subject to interruption or reduction, in particular owing to interruption or reduction of CAP water. In the event of interruption or reduction of CAP water, CCWC can currently rely on its well water supplies for short-term periods. However, in any event, the quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs. CCWC has the physical capability to deliver water far in excess of that which is currently accounted for in CCWC’s assured water supply account.

     CCWC has received a letter from the Arizona Department of Water Resources (ADWR) stating that the current and committed demand for water in CCWC’s service area has exceeded CCWC’s supply of water in their proven assured water supply account by 400 acre-feet per year. ADWR’s letter requires CCWC to make up this accounting deficit by securing additional water supplies and/or providing information to ADWR that would allow ADWR to issue a new decision that CCWC’s current and committed demands are within the proven available supplies in CCWC’s assured water supply account.

     Although CCWC had quickly lined up 1,000 acre-feet of CAP supply, the ADWR determined that the supply offered was not assured for 100 years. To meet the ADWR requirements, CCWC is reviewing the following options: (i) proving up the sufficiency of ADWR’s calculations through a hydro-geological study, (ii) developing a method for developers in CCWC ‘s service area to secure their own certificates of assured supply, (iii) securing recharge credits from the Fountain Hills Sanitary District, and (iv) contracting with agencies and neighboring utilities to purchase needed supply.

     The ADWR letter is part of a routine administrative review of all water providers. ADWR’s review will have no impact on CCWC’s ability to deliver water to its existing customers. In cooperation with the Town of Fountain Hills and with ADWR’s consent, CCWC will continue to review and approve subdivision plats within its service area but will temporarily suspend the plats’ recordation until CCWC secures a new decision from ADWR that CCWC’s current and committed demands are within the proven available supplies in CCWC’s assured water supply account.

     CCWC is working with ADWR to secure additional water supplies, including possibly excess Central Arizona Project (CAP) capacity, to make up the accounting deficit identified in ADWR’s letter.

Risk Factor Summary

     You should carefully read the risks described below and other information in this Form 10-Q in order to understand certain of the risks of our business.

     Our liquidity and earnings could be adversely affected by changes in water supply costs

     Prior to November 29, 2001, we recovered certain water supply costs through a balancing account mechanism. Water supply costs include the cost of purchased water and power and groundwater production assessments. Changes in the unit costs did not directly affect earnings. The balancing account was not, however, designed to insulate our earnings against changes in supply mix. As a result, we were not permitted to recover increased costs due to increased use of purchased water, which is generally more expensive than groundwater, through the balancing account mechanism. Increased costs of this nature were only recoverable, on a prospective basis, through the filing of a general rate case.

     On November 29, 2001, the CPUC ordered us to suspend the use of the current water balancing account, and instead started a memorandum account for each offsettable expense of purchased water, purchased power and pump tax for our water service areas. Changes in water supply costs compared to the authorized amount, as well as any future authorized offset increases may directly affect our earnings. SCW’s earnings were reduced by $0.04, $0.11 and $0.22 per share, respectively, for the three, nine and twelve months ended September 30, 2003 as a result of this change in the methodology for recovering water supply costs. In June 2003, we received the CPUC’s authorization to increase our rates to recover the pre November 29, 2001 balance in our supply costs balancing account.

     In a decision issued on June 19, 2003, the CPUC concluded that our recovery of deferred water supply costs for providing water service will be reduced if we are earning more than our authorized rate of return. Pursuant to the resolution, we filed advice letters, on September 12, 2003, seeking recovery for under-collected balance of $2.6 million for the period of November 29, 2001 through December 31, 2002. Future recovery of the under-collected balances is subject to the earning tests and the CPUC’s review of the reasonableness of the cost. For more information, see the section entitled “Accounting for Supply Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation

     Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity prices in California

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

     Our operating costs have increased and are expected to continue to increase as a result of groundwater contamination

     Our operations have been impacted by groundwater contamination in certain of our service territories. We have taken a number of steps to address this contamination, including the removal of wells from service, the construction of water treatment facilities and securing alternative sources of supply from other areas not affected by the contamination.

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

     The adequacy of our water supplies depends upon a variety of factors beyond our control

     The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•	Rainfall

•	Availability of Colorado River water and imported water from northern California

•	The amount of water stored in reservoirs and groundwater basins

•	The amount of water used by our customers and others

•	Water quality

•	Legal limitations on use

     Population growth and increases in the amount of water used have increased limitations on use to prevent over-drafting of groundwater basins. The importation of water from the Colorado River, one of SCW’s important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project (“CAP”) and disputes affecting the amount of water that the Metropolitan Water District of Southern California is entitled to take from the Colorado River. We have also taken wells out of service due to groundwater contamination. MWD is expected to increase its efforts to secure additional supplies from conservation, desalination and water exchanges with the agricultural water users.

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

     Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

     Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates, including the ability to recover the costs of purchased water, groundwater assessments and electric power costs in rates. We have filed for increased water rates to recover operating costs from customers in all our water regions as well as for costs associated with general office activities. In addition, we will be seeking CPUC authorization to recover in rates for constructing an 8.4 MW natural gas-fueled generator facility to meet increasing demand in our Bear Valley customer service area.

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

New Accounting Pronouncements

     We are subject to newly issued as well as changes in existing requirements issued by the Financial Accounting Standard Board. Differences in financial reporting between periods could occur unless and until the CPUC and the ACC approve such changes for conformity through regulatory proceedings. See Note 6 of Notes to Consolidated Financial Statements.

Condemnation Actions

     The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also know as condemnation, where doing so is in the public interest. In addition, however, the laws of the State of California also provide: (1) that the owner of the utility property may contest whether the condemnation is actually in the public interest; and (2) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken. Although the City of Claremont, California located in SCW’s Region III has not initiated the formal condemnation process pursuant to California law, the City has authorized the hiring of a consultant to perform an appraisal of the value of Registrant’s water system serving that city. SCW intends to vigorously defend itself against any condemnation action if initiated by the City.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Registrant has certain block-forward purchase power contracts that qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SCW is a party to various block-forward purchase power contracts. Power purchase contracts with Mirant and PWCC executed in 2001 qualify for the exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts with PWCC executed in September 2002, however, do not qualify for the normal purchases and normal sales exception and, as a result, have been recognized at fair market value on the balance sheet as of September 30, 2003. This resulted in a pre-tax unrealized loss of $420,000 and a pre-tax unrealized gain of $854,000, respectively, for the three and nine months ended September 30, 2003. On a quarterly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of each quarter. As this contract is settled, the realized gains or losses will be recorded and the unrealized gains or losses will be reversed.

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

Item 4. Controls and Procedures

     Registrant has established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In accordance with Exchange Act Rules 13a-15 and 15d-15, Registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     As noted earlier, Registrant is reviewing certain of its existing capital project contracting policies and procedures. However, there has been no change in the internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting other than the weakness described in “Controls and Procedures” included in Part III, Item 14 of Registrant’s Form 10K filed for the year ended December 31, 2002, which Registrant is in the process of correcting. Certain corrective actions, including the employment of qualified managerial staff, have already been taken.

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

     The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. As of September 30, 2003, SCW had incurred a net cost of $890,000 related to the OII, for which a reserve of the same amount was established. SCW filed for recovery of these amounts, through a special condition surcharge, with the CPUC in its application filing for its Region III and general office functions. See the section entitled “Regulatory Matters” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

     Other Water Quality Litigation

     On October 25, 1999, SCW filed a lawsuit against the State of California and its State Water Resources Control Board, Central Valley Regional Water Quality Control Board, and Department of Toxic Substances Control (collectively, the State) alleging that the State had substantially participated in a project to inject chemical pollution into portions of the Sacramento County groundwater basin and that pollution is progressively destroying the groundwater supply in SCW’s Rancho Cordova water system. SCW and the State have entered into a comprehensive $2,475,000 settlement for all of SCW’s claims against the State, contingent upon the court’s approval of the good faith of the settlement, which SCW received in full during the third quarter of 2003.

     In a separate case, also filed on October 25, 1999, SCW sued Aerojet-General Corporation (Aerojet) for causing the contamination of eastern portions of the Sacramento County groundwater basin. A cross complaint filed by Aerojet against SCW for negligence and constituting a public nuisance was dismissed by the court in October 2002. On October 10, 2003 Registrant entered into a confidential memorandum of understanding with the Aerojet-General subsidiary of GenCorp, Inc. for the settlement of legal actions brought by SCW. The memorandum of understanding outlines the present financial terms of a settlement. A final settlement agreement incorporating the terms of the memorandum of understanding is underway and being negotiated at the date of this filing. As the parties continue to address issues related and additional to the memorandum of understanding, certain disagreements have developed. The parties continue to negotiate in an attempt to resolve those issues. However, no complete, documented agreement has been reached and it is presently impossible to predict when a final settlement of all issues will be reached.

     The CPUC has authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the suits filed against the State and Aerojet, less any recovery from the defendants or others. As of September 30, 2003, approximately $14.9 million in legal related costs has been recorded as Other Deferred Charges.

     The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million, in expenses that were incurred on or before August 31, 2000, in the Aerojet matter. Management believes these costs, net of any reimbursement or settlement result are recoverable based on past practices of the CPUC but cannot give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

     The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time SCW has been working with the Regional Water Quality Control Board as well as the owner of a service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier. A settlement with Chevron has been reached and a filing has been made for dismissal by the Court. The impacted well may need to be removed permanently from service and the settlement with Chevron is expected to afford SCW sufficient funds to commence siting and construction of a replacement well.

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

     On August 29, 2003, the US Environmental Protection Agency issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which SCW’s two impacted wells draw water. SCW was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. As a result of the issuance of the UAO, these parties have begun settlement discussions regarding the Federal lawsuits with SCW, the other two affected water purveyors and WQA. Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

     Electric Service Litigation

     SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric Service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project, violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. SCW has also sought declaratory relief from Edison’s claims. To date, SCW has spent approximately $3.0 million in this matter, all of which has been expensed. SCW has attended two mediation meetings with Edison in this matter and is discussing a settlement proposal. The parties have not, however, yet reached a mutually agreeable definitive settlement of the issues.

     Other Litigation

     Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no other legal proceedings are pending, which are believed to be material.

Item 2. Changes in Securities

     As of September 30, 2003, earned surplus amounted to $89,953,000.

     Neither AWR nor ASUS is subject to any contractual restriction on its ability to pay dividends. SCW’s maximum ability to pay dividends is restricted by certain Note Agreements. Approximately $159.9 million was available to pay dividends by SCW to AWR, after giving effect to these restrictions, at September 30, 2003.

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

     CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Approximately $4.2 million was available to pay dividends from CCWC to AWR at September 30, 2003.

     There are 709,379 and 63,906 Common Shares authorized but unissued under the Dividend Reinvestment and Stock Purchase Plan (DRP) and the 401(k) Plan, respectively, at September 30, 2003. Shares reserved for the 401(k) Plan are in relation to Company matching contributions and for investment purposes by participants.

     Under Registrant’s 2000 Stock Incentive Plan, stock options representing a total of 405,145 Common Shares upon exercise have been granted to certain eligible employees. An additional 1,050 shares are subject to grants of restricted stock. As of September 30, 2003, a total of 748,950 Common Shares is authorized but unissued under the 2000 Stock Incentive Plan.

     AWR implemented a three-for-two split of AWR’s common shares payable on June 7, 2002 to holders of record on May 15, 2002. Fractional shares were paid in cash. As a result of the stock split, the total number of Common Shares outstanding increased from approximately 10.1 million to 15.1 million.

     On April 5, 2002, AWR redeemed the 4% and 4-1/4% series of $25 Preferred Shares at the redemption price $27.00 and $26.50 per share, respectively, plus accrued and unpaid dividends to the redemption date. Subsequently on April 19, 2002, the 5% Series was redeemed at $25.25 per share plus accrued and unpaid dividends to the redemption date.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No items were submitted during the third quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise

Item 5. Other Information

     On October 28, 2003, the Board of Directors of Registrant declared a regular quarterly dividend of $0.221 per common share. The dividend will be paid December 1, 2003 to shareholders of record as of the close of business on November 8, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as Exhibits to this report:

*10.1	American States Water Company 2000 Stock Incentive Plan (As Amended April 2003)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This is a compensatory plan.

(b)	On July 29, 2003, Registrant furnished a Form 8-K to the Securities and Exchange Commission announcing its earnings release for the three and twelve months ended June 30, 2003, and its quarterly dividend payment.

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

Dated: November 14, 2003