Form 10-K
period 2003-12-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2004-03-23
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ___ to ___

Commission	Registrant, State of Incorporation	IRS Employer
File Number	Address and Telephone Number	Identification No.
333-47647	American States Water Company (Incorporated in California) 630 East Foothill Boulevard, San Dimas 91773 (909) 394-3600	95-4676679

000-01121	Southern California Water Company (Incorporated in California) 630 East Foothill Boulevard, San Dimas 91773 (909) 394-3600	95-1243678

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

American States Water Company Common Shares Rights to Purchase Junior Participating Preferred Stock	New York Stock Exchange

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

The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $415,019,000 and $377,022,000 on June 30, 2003 and March 18, 2004, respectively. The closing price per Common Share on March 18, 2004, as quoted in the Western Edition of The Wall Street Journal, was $24.75. As of March 18, 2004, the number of Common Shares of American States Water Company, outstanding was 15,233,227. As of that same date, American States Water Company owned all 110 outstanding Common Shares of Southern California Water Company. The aggregate market value of the total voting stock held by non-affiliates of Southern California Water Company was zero on June 30, 2003 and March 18, 2004.

Documents Incorporated by Reference:

Portions of the Proxy Statement of American States Water Company will be subsequently filed with the Securities and Exchange Commission as to Part III, Item Nos. 10, 11, 12, 13 and 14, in each case as specifically referenced herein.

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

     AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its corporate governance/nominating committee, its compensation committee and its audit committee through its website or by calling (800) 999-4033. AWR has filed the certification officers required by Section 302 of the Sarbanes-Oxley Act as Exhibit 31 to its Form 10-K for the year ended December 31, 2003.

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

     AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS). ASUS performs nonregulated, water related services and operations on a contract basis ranging from services, such as billing and meter reading, to full operation of water utility related systems. Chaparral City Water Company (CCWC) is an Arizona public utility company serving the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona (SIC No. 4941). The Arizona Corporation Commission (ACC) regulates CCWC. Neither AWR nor ASUS is directly regulated by either the CPUC or the ACC.

     SCW served 250,082 water customers and 22,276 electric customers at December 31, 2003, or a total of 272,358 customers, compared with 270,498 total customers at December 31, 2002. CCWC served 12,171 water customers as of December 31, 2003, compared with 11,834 customers at December 31, 2002. ASUS has approximately 90,000 billing accounts under contract.

     Certain financial information for each of AWR’s principal business units, water distribution, electric distribution and nonregulated contract services is set forth in Note 14 to the Notes to Consolidated Financial Statements of American States Water Company and its Subsidiaries. None of the Company’s business segments are dependent upon a single or only a few customers.

     The business of each of the Company’s business segments is seasonal. The impact of seasonality on the Company’s businesses is discussed in more detail in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Risk Factors”.

     The Company does not have any material capital expenditures for specific environmental control facilities or measures. However, groundwater contamination and environmental regulation have increased our operating costs and expenses. Additional information on the impact of environmental issues on our business is discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation-Environmental Matters” and “Risk Factors”.

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

Employee Relations

     SCW had 500 employees as of December 31, 2003 as compared to 488 at December 31, 2002. Sixteen positions in SCW’s Bear Valley Electric customer service area are covered by a collective bargaining agreement, which will expire on December 31, 2005, with the International Brotherhood of Electrical Workers (IBEW). Fifty-five positions in SCW’s Region II ratemaking district are covered by a collective bargaining agreement, which expires in 2004, with the Utility Workers of America (UWOA). SCW has no other unionized employees.

     CCWC had fifteen employees as of December 31, 2003, all of whom are non-union. ASUS had five employees as of December 31, 2003, all of whom are non-union.

Item 2 - Properties

Franchises

     SCW holds certificates of public convenience and necessity granted by the CPUC in each of the ratemaking districts it serves. CCWC holds certificates of public convenience and necessity granted by the ACC for the areas in which it serves. Both SCW and CCWC hold franchises, easements and rights of way pursuant to the terms of agreements that must periodically be renewed. These agreements are subject to suspension or termination in certain circumstances if SCW or CCWC, as applicable, violate the terms of the agreements.

Electric Properties

     SCW’s electric properties are all located in the Big Bear area of San Bernardino County in California. As of December 31, 2003, SCW operated 29 miles of overhead 34.5 kv transmission lines, 1 mile of underground 34.5 kv transmission lines, 174 miles of 4.16 kv or 2.4 kv distribution lines, 42 miles of underground cable and 14 sub-stations. Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. SCW is constructing a natural gas-fueled 8.4 MW generation facility to be owned by SCW as a means of meeting these increasing demands for energy. It is expected that the generator will be on line during the second quarter of 2004.

Office Buildings

     Registrant’s general headquarters are housed in a single-story office building located in San Dimas, California. The land and the building are owned by SCW. SCW also owns and/or leases certain facilities housing regional, district and customer service offices. CCWC owns its primary office space. ASUS leases an office facility in Sacramento under a 12-month lease arrangement.

Water Properties

     As of December 31, 2003, SCW’s physical properties consisted of water transmission and distribution systems which included 2,672 miles of pipeline together with services, meters and fire hydrants and approximately 430 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including five surface water treatment plants.

     As of December 31, 2003, SCW owned 280 wells. Certain wells have been removed from service due to water quality problems. For further information, see the section entitled “Environmental Matters” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. All wells are equipped with pumps with an aggregate capacity of approximately 275 million gallons per day. SCW has 58 connections to the water distribution facilities of the Metropolitan Water District of Southern California (MWD) and other municipal water agencies. SCW’s storage reservoirs and tanks have an aggregate capacity of approximately 109 million gallons. SCW owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of SCW for each of its water ratemaking districts:

	Pumps		Distribution Facilities			Reservoirs
District	Well	Booster	Mains	Services	Hydrants	Tanks	Capacity
Arden Cordova	24	17	93	15,064	1,207	5	9,500
Barstow	23	36	163	8,572	994	13	7,525
Bay Point	3	15	31	4,876	343	7	4,046
Calipatria	0	8	25	1,170	130	8	13,241
Claremont	25	32	152	10,587	1,270	12	6,689	(1)
Clearlake	0	13	37	2,112	75	3	1,220
Desert	17	20	90	3,507	564	11	1,477
Los Osos	11	11	38	3,224	173	8	1,422
Metro	70	75	947	99,837	8,257	33	25,930
Ojai	5	14	45	2,825	350	5	1,494
Orange	31	38	417	41,909	4,610	15	11,900
San Dimas	11	38	222	15,930	1,603	15	10,147
San Gabriel	18	8	94	12,024	809	3	1,520
Santa Maria	32	25	183	12,836	783	8	3,076
Simi	2	25	97	13,186	891	8	8,250
Wrightwood	8	5	38	2,652	242	7	1,546

Total	280	380	2,672	250,311	22,301	161	108,983

Capacity is measured in thousands of gallons. Mains are in miles.

(1) SCW has additional reservoir capacity through a right to use an 8 MG reservoir owned by Three Valleys Municipal Water District.

     As of December 31, 2003, CCWC’s physical properties consisted of water transmission and distribution systems, which included 180 miles of pipeline, together with services, meters, fire hydrants, wells, reservoirs with a combined storage capacity of 7.05 million gallons and other water utility facilities including a surface water treatment plant, which treats water from the Central Arizona Project.

Mortgage and Other Liens

     As of December 31, 2003, SCW had no mortgage debt outstanding, and its properties were substantially free of any encumbrances or liens securing indebtedness. For further information, see the section entitled “Contractual, Obligations and Other Commitments” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     As of December 31, 2003, substantially all of the utility plant of CCWC was pledged to secure its Industrial Development Authority Bonds, which among other things, restricts CCWC’s ability to incur debt and make liens, sell, lease or dispose of assets, or merge with another corporation, and pay dividends.

     As of December 31, 2003, neither AWR nor ASUS had any mortgage debt or liens securing indebtedness outstanding.

Condemnation of Properties

     The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also know as condemnation, where doing so is in the public interest. In addition, however, the laws of the State of California also provide: (1) that the owner of the utility property may contest whether the condemnation is actually in the public interest; and (2) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken. Although the City of Claremont, California located in SCW’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has hired a consultant to perform an appraisal of the value of Registrant’s water system serving that city. SCW intends to vigorously defend itself against any condemnation action if initiated by the City. Except for the City of Claremont, Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area.

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

     The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. As of December 31, 2003, SCW had incurred a net cost of $890,000 related to the OII. In a decision issued by the CPUC on March 16, 2004 on SCW’s filing for its Region III and general office functions, SCW is allowed to recover the cost through a special condition surcharge over a twelve-month period.

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

     In a separate case, also filed on October 25, 1999, SCW sued Aerojet-General Corporation (Aerojet) for causing the contamination of eastern portions of the Sacramento County groundwater basin. A cross complaint filed by Aerojet against SCW for negligence and constituting a public nuisance was voluntarily dismissed by Aerojet in October 2002. On October 10, 2003 Registrant entered into a confidential memorandum of understanding (MOU) with the Aerojet-General subsidiary of GenCorp, Inc. for the settlement of legal actions brought by SCW. The MOU sets forth the present financial terms and the structure of a settlement to cover, over time, capital and litigation related costs incurred by SCW resulting from the contamination. The MOU and the settlement embodied therein was found to be binding by the Sacramento Superior Court on January 18, 2004. Further documentation incorporating the terms of the MOU is presently underway. However, documentation is not complete and management is presently unable to predict when a comprehensive set of settlement documents will be completed.

     Based on the financial terms in the MOU, SCW established a receivable from Aerojet in an amount of $16.7 million for capital project and purchased water reimbursements at the end of 2003, of which $8.7 million has been received in early 2004 and is recorded in current “Other Accounts Receivable” on the balance sheets. The remainder of the costs is subject to further settlement documentation Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. Prior to the MOU, Aerojet had reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply.

     In an action related to the draft settlement agreement, Registrant and Aerojet have signed three separate agreements requiring Aerojet to pay for certain infrastructure and upgrades to Registrant’s Coloma Treatment Plant as a contingency plan should additional wells be impacted prior to the high summer demand period of 2004. The value of the three agreements approximates $6.8 million in capital improvements. In addition, SCW is in negotiations with the County of Sacramento regarding a replacement of water supply.

     The CPUC has previously authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the suits filed against the State and Aerojet, less any recovery from the defendants or others. As of December 31, 2003, approximately $16.2 million in legal and consulting related costs has been recorded as deferred charges and included as “Regulatory Assets” on the balance sheets. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million in expenses that were incurred on or before August 31, 2000, in the Aerojet matter. As part of an abbreviated application for SCW’s Region I, SCW requested a long-term amortization of the balance of costs included in the Aerojet litigation memorandum account, net of any reimbursement amount. The draft agreement also addresses the possible recovery of SCW’s deferred charges through revenues in new development areas. Management believes these costs are recoverable either through rates or the settlement agreement with Aerojet. See the section entitled “Regulatory Matters” and “Environmental Matters” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

     The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time SCW has been working with the Regional Water Quality Control Board as well as the owner of a service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier. A settlement with Chevron has been reached and a filing has been made for dismissal by the Court. SCW has dismissed all other parties. The impacted well may need to be removed permanently from service and the settlement with Chevron is expected to afford SCW sufficient funds to commence site development and construction of a replacement well.

     Perchlorate and/or Volatile Organic Compounds (VOC) have been detected in five wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in the federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs the future costs associated with the treatment of these wells.

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

     MCO Properties, Inc., a real estate developer (MCO), has filed a complaint against AWR and CCWC in the Superior Court of Maricopa County (CV 2003-011184) on June 6, 2003 alleging breach of contract, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, negligence and negligent misrepresentation and seeking a declaratory judgment. The complaint arises out of allegations by MCO that AWR has failed to comply with the terms of the Stock Purchase Agreement between MCO and AWR pursuant to which AWR acquired CCWC from MCO and has thereby interfered with MCO’s ability to develop its real property in the Town of Fountain Hills. A revised complaint was filed on December 12, 2003 further alleging that CCWC has not maintained its designation of assured supply as required in the Stock Purchase Agreement. Similar allegations have been filed by MCO against CCWC with the Arizona Corporation Commission (Docket No. W-02113A-3-0383). There have been settlement discussions seeking to resolve these issues. In addition, CCWC has undertaken actions that it believes will enable it to continue to maintain its assured water supply designation in a manner that will enable CCWC to provide water service to new real estate developments in the Town of Fountain Hills, including properties owned by MCO. AWR and Arizona Department of Water Resources (“ADWR”) have also agreed that the Town of Fountain Hills may approve and record final parcel plats for subdivisions for which CCWC has entered into written commitments to provide water service, conditional on (i) ADWR sending a notification to the Town that ADWR has approved a modification to CCWC’s designation or otherwise has determined that CCWC has enough water for current and committed demands including the subdivision, and (ii) MCO not submitting a request to the State Real Estate Commissioner for a public report for the subdivision in advance of ADWR’s issuance of the notification to the Town. For further information on CCWC’s assured water supply designation, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation-Water Supply-CCWC’s Water Supply”.

     Electric Service Litigation

     SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project, violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. SCW has also sought declaratory relief from Edison’s claims. To date, SCW has spent approximately $3.4 million in this matter, all of which has been expensed. A settlement has been reached between SCW and Edison, in which (i) SCW is to pay Edison $5.0 million as the cost of abandoning and terminating the 115kv Project, (ii) Edison shall make a filing with the Federal Energy Regulatory Commission (FERC) to include the cost in a FERC rate schedule under the Transmission Service Agreement between SCW and Edison, and (iii) Edison is to sell the Goldhill substation and associated transmission line to SCW at its book value. Management believes that the FERC’s approval on Edison’s filing is probable and this cost is within the meaning of the CPUC’s Code of “Abandonment Fee” which is recoverable through the supply cost balancing account. As a result, the $5.0 million obligation to Edison arising from the settlement was recorded as a liability and a regulatory asset in the fourth quarter of 2003. A final settlement agreement was reached on March 17, 2004.

     Other Litigation

     Registrant is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Relating to Common Shares -

     Common Shares of American States Water Company are traded on the New York Stock Exchange (NYSE) under the symbol AWR. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years were:

	Stock Prices
	High	Low
2003
First Quarter	$24.60	$21.57
Second Quarter	28.95	23.45
Third Quarter	27.99	23.01
Fourth Quarter	25.75	23.65
2002
First Quarter	$25.06	$21.94
Second Quarter	28.00	23.38
Third Quarter	27.55	20.25
Fourth Quarter	27.20	23.15

Approximate Number of Holders of Common Shares

     As of March 18, 2004, there were 3,450 holders of record of Common Shares of American States Water Company. AWR owns all of the authorized and outstanding Common Shares of SCW, CCWC and ASUS.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions

     For the last three years, AWR has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company, adjusted by the 3-for-2 stock split completed on June 7, 2002, for 2002:

	2003	2002
First Quarter	$0.221	$0.217
Second Quarter	0.221	0.217
Third Quarter	0.221	0.217
Fourth Quarter	0.221	0.221

Total	$0.884	$0.872

     AWR and ASUS are not subject to any contractual restriction on their ability to pay dividends, except the requirement in the $75 million Credit Facility to maintain compliance with all covenants. SCW’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $154.9 million was available to pay dividends to AWR. For further information, see (3) of the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

     The ability of AWR, ASUS and SCW to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $84.8 million of AWR’s retained earnings was available to pay dividends to Common Shareholders at December 31, 2003. Approximately $82.7 million was available from the retained earnings of SCW to pay dividends to AWR. At December 31, 2003, ASUS was not allowed to pay dividends to AWR under the California tests.

     CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted under Arizona law. Under restrictions of the Arizona tests, approximately $4.4 million was available to pay dividends to AWR at December 31, 2003. See (8) of the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

     AWR paid $13.4 million in common dividends to shareholders for the year ended December 31, 2003, as compared to $13.2 million for the year ended December 31, 2002. A total of $28,702 in preferred dividends was paid in 2002. No preferred dividends were paid in 2003 since all outstanding preferred shares were redeemed in June 2002. SCW paid dividends of $15.4 and $14.6 million to AWR in 2003 and 2002, respectively. CCWC did not pay any dividends to AWR in 2003 or 2002.

Other Information

     The material features of all equity compensation plans under which equity securities of AWR are authorized for issuance have been approved by shareholders of AWR. AWR did not issue any unregistered equity securities during 2003.

Item 6. Selected Financial Data

	AWR
				(1)
(in thousands, except per share amounts)	2003	2002	2001	2000	1999
Income Statement Information
Total Operating Revenues	$212,669	$209,205	$197,514	$183,960	$173,421
Total Operating Expenses	179,064	171,557	159,813	149,708	144,960
Operating Income	33,605	37,648	37,701	34,252	28,461
Other Income (Loss)	(3,643)	390	(510)	(99)	532
Interest Charges	18,070	17,699	15,735	14,122	12,945
Net Income	11,892	20,339	21,456	20,031	16,048
Preferred Dividends	—	(29)	(84)	(86)	(88)
Earnings Available for Common Shareholders	$11,892	$20,310	$21,372	$19,945	$15,960
Basic Earnings per Common Share	$0.78	$1.34	$1.41	$1.42	$1.19
Dividends Declared per Common Share	$0.884	$0.872	$0.867	$0.857	$0.853
Average Shares Outstanding	15,200	15,144	15,120	14,070	13,437
Average Number of Diluted Shares Outstanding	15,227	15,157	15,122	14,070	13,437
Fully Diluted Earnings per Common Share	$0.78	$1.34	$1.41	$1.42	$1.19
Balance Sheet Information
Total Assets	$757,475	$700,553	$681,829	$616,646	$533,181
Common Shareholders’ Equity	212,487	213,279	204,654	196,386	160,564
Long-Term Debt	229,799	231,089	245,692	176,452	167,363
Preferred Shares-Not Subject to Mandatory Redemption	—	—	1,600	1,600	1,600
Preferred Shares-Mandatory Redemption	—	—	280	320	360
Total Capitalization	$442,286	$444,368	$452,226	$374,758	$329,888
Book Value per Common Share	$13.97	$14.05	$13.54	$12.99	$11.95

(1) On October 10, 2000, AWR completed the acquisition of the common stock of Chaparral City Water Company (CCWC) for an aggregate value of $31.2 million. CCWC’s operating revenues represent about 3% of AWR’s total operating revenues. CCWC’s total assets are less than 1% of AWR’s consolidated total assets.

	SCW
(in thousands)	2003	2002	2001	2000	1999
Income Statement Information
Total Operating Revenues	$205,517	$202,202	$190,455	$181,895	$173,031
Total Operating Expenses	170,912	164,664	154,416	147,582	144,306
Operating Income	34,605	37,538	36,039	34,313	28,725
Other Income (Loss)	(3,660)	318	(624)	(140)	509
Interest Charges	17,060	16,636	14,577	14,350	12,945
Net Income	13,885	21,220	20,838	19,823	16,289
Balance Sheet Information
Total Assets	$705,563	$649,018	$632,689	$566,529	$532,494
Common Shareholder’s Equity	206,047	207,562	200,972	168,664	161,741
Long-Term Debt	221,996	222,725	236,804	167,062	167,363

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     Unless specifically noted, the following discussion and analysis provides information on AWR’s consolidated operations and assets. For the year ended December 31, 2003, there is generally no material difference between the consolidated operations and assets of AWR and the operations and assets of SCW. However, where necessary, the following discussion and analysis includes references specifically to AWR’s other subsidiaries – CCWC and ASUS.

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

Consolidated Results of Operations – Years Ended December 31, 2003 and 2002

	YEAR	YEAR
	ENDED	ENDED	$	%
	12/31/2003	12/31/2002	CHANGE	CHANGE
OPERATING REVENUES
Water	$187,163	$187,061	$102	0.1%
Electric	24,492	21,298	3,194	15.0%
Other	1,014	846	168	19.9%

Total operating revenues	212,669	209,205	3,464	1.7%

OPERATING EXPENSES
Water purchased	40,538	42,859	(2,321)	-5.4%
Power purchased for resale	13,867	15,818	(1,951)	-12.3%
Power purchased for pumping	10,232	10,576	(344)	-3.3%
Unrealized (gain) loss on purchased power contracts	(638)	2,530	(3,168)	-125.2%
Groundwater production assessment	7,344	7,416	(72)	-1.0%
Supply cost balancing accounts	6,590	(3,406)	9,996	293.5%
Other operating expenses	18,264	16,983	1,281	7.5%
Administrative and general expenses	35,726	30,010	5,716	19.0%
Depreciation and amortization	19,792	18,302	1,490	8.1%
Maintenance	9,932	9,839	93	0.9%
Taxes on income	9,167	12,949	(3,782)	-29.2%
Other taxes	8,250	7,681	569	7.4%

Total operating expenses	179,064	171,557	7,507	4.4%

Operating income	33,605	37,648	(4,043)	-10.7%

OTHER INCOME — NET	(3,643)	390	(4,033)	-1034.1%

INTEREST CHARGES	18,070	17,699	371	2.1%

NET INCOME	$11,892	$20,339	$(8,447)	-41.5%

     Net income for the year ended December 31, 2003 decreased 41.5% to $11.9 million, equivalent to $0.78 per common share on a basic and fully diluted basis, compared to $20.3 million or $1.34 per share for the year ended December 31, 2002. The decreases in recorded results reflect primarily the continued lack of timely approval of revenue increases by the CPUC, cooler weather conditions experienced this year in the Company’s service areas as compared to the same time last year resulting in a decrease in water demand, the recording of $6.2 million refund of water right lease revenues pursuant to a CPUC order issued on March 16, 2004, the recording of a probable refund of $3.5 million to customers during the fourth quarter of 2003, increased operating expenses, reversal of $6.5 million in 2002 for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area, and various other reasons as discussed below.

Operating Revenues

     For the year ended December 31, 2003, revenues from water operations increased slightly by 0.1% to $187.2 million compared to $187.1 million for the year ended December 31, 2002. Higher water revenues reflect two rate increases for SCW’s Region II that were effective on January 21, 2003 and February 4, 2003, respectively. These rate increases are expected to generate additional water revenues of approximately $6.2 million annually. The rate increases were offset by a decrease of 3.0% in water consumption resulting from wetter and cooler temperatures in most of SCW’s service areas. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers causing fluctuations in Registrant’s revenues and earnings between comparative periods.

     For the year ended December 31, 2003, revenues from electric operations increased by 15.0% to $24.5 million compared to $21.3 million for the year ended December 31, 2002. The increase reflects rate increases in July 2002 authorized by the CPUC to cover purchased power costs under various power supply agreements which resulted in increased revenues of approximately $3 million, and a slight increase in kilowatt-hour consumption.

     Other operating revenues consist of nonregulated water related services and operations on a contract basis ranging from services, such as billing and meter reading, to full operation of water utility related systems, all performed by AWR’s subsidiary, American States Utility Services, Inc. (“ASUS”). For the year ended December 31, 2003, other operating revenues increased by 19.9% to $1.0 million compared to $846,000 for the year ended December 31, 2002 due to the addition of a new billing contract with the City of Chino Hills which increased revenues by approximately $100,000. ASUS is pursuing growth and new business development for AWR, most specifically in the area of privatization of water and wastewater systems at military bases. As such, ASUS has carefully reviewed growth opportunities and exercised prudence in the pursuit of increased revenues and earnings from contract operations that are congruent with AWR’s core competencies. During 2003, ASUS was an active participant in the privatization of military bases, currently with 9 active bids for such opportunities. To date, ASUS has received preliminary notification that it will be awarded a 50-year contract to own and operate the water and wastewater systems at Ft. Bliss, located near El Paso, Texas. ASUS plans to continue to bid on and negotiate for other military bases during 2004. Also in 2003, ASUS worked to develop an operating contract for the water and wastewater services in the rapidly developing area presently served by a mutual water company in northern California. ASUS anticipates signing definitive agreements in 2004 and expect development to take place in this area beginning in 2005.

     Registrant relies upon rate increases for water and electric services approved by regulatory bodies in California and Arizona in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted. Applications for rate increases that are currently pending are discussed under “Regulation-Pending Rate Changes” in Part II, Item 7 in “Management’s Discussions and Analysis of Financial Condition and Results of Operation”.

Operating Expenses

     For the year ended December 31, 2003, purchased water costs decreased by 5.4% to $40.5 million compared to $42.9 million for the year ended December 31, 2002. The decrease is due primarily to: (i) approximately $1.4 million incurred in connection with the purchasing and trucking of water in SCW’s Wrightwood customer service area due to a sudden and unexplained drop in groundwater level in the area during the early part of the third quarter of 2002 (the water hauling ended in January 2003); (ii) a $735,000 reimbursement from Aerojet on water purchased from the Sacramento Municipal Utility District (SMUD) pursuant to the Memo of Understanding entered into in October 2003; (iii) approximately $680,000 of refunds from Metropolitan Water District member agencies relating to the 2003 water year; and (iv) overall lower consumption. The decrease is offset by: (i) an increase in the costs of water rights pumped in SCW’s Region II and (ii) additional purchased water in the current year necessary to replace pumped water supply lost due to wells being temporarily removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Foothill district. Registrant has had to take a number of wells out of service from time-to-time due to various causes, including contamination by third parties. Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase actual supply-related costs relative to the supply-related costs approved for recovery through rates, thereby impacting earnings either negatively or positively. Registrant has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. Registrant believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. However, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination. For the year ended December 31, 2003, 43% of our supply mix was purchased water as compared to 41% purchased water for the year ended December 31, 2002.

     For the year ended December 31, 2003, cost of power purchased for pumping decreased by 3.3% to $10.2 million compared to $10.6 million for the year ended December 31, 2002 due to lower consumption and additional wells down for maintenance and water quality issues. The effect of wells being offline was partially offset by increased power rates and resulted in an increase in purchased water as discussed above.

     For the year ended December 31, 2003, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 12.3% to $13.9 million compared to $15.8 million for the year ended December 31, 2002. This decrease is due to the upfront payments received from PWCC which result in lower power costs at a price of $74.65 per megawatt hour (MWh) effective November 2002 under SCW’s power supply agreements with Pinnacle West Capital Corporation (PWCC) as compared to $95 per MWh for energy purchased from Mirant Americas Energy Marketing, LLP (Mirant Marketing) under then existing contracts in the same period of 2002. Effective November 2002, SCW entered into a series of purchase power contracts with PWCC. Under the agreements, SCW will exchange 15 MWs of electric energy with PWCC that results in an upfront payment of $20.35 per MWh for 15 MWs over the period beginning November 1, 2002 through December 31, 2006. This upfront payment is being recorded as a reduction of purchased power costs which are included in the supply cost balancing account.

     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s purchased power agreements, with PWCC, which qualify as derivative instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $638,000 pre-tax unrealized gain on purchased power contracts for the year ended December 31, 2003 is due to an increase in the current forward market prices since December 31, 2002. There is no cash flow impact from the unrealized gains and losses on the purchased power contracts. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC.

     For the year ended December 31, 2003, groundwater production assessments decreased slightly by 1.0% to $7.3 million compared to $7.4 million for the year ended December 31, 2002 due to a decrease in pumped water, offset by increases in assessment rates levied against groundwater production effective July 2003.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. An increase of $10.0 million during the year ended December 31, 2003 in the provision for supply cost balancing accounts as compared to the year ended December 31, 2002 primarily reflects (i) new rates authorized in July 2002 to recover electric power costs which resulted in approximately $3 million of revenues to recover electric power costs, (ii) the approval on June 19, 2003 of the pre-November 29, 2001 water supply balancing accounts totaling $1.6 million, which SCW will be amortizing over 24 months, and (iii) the recording of a probable refund of $3.5 million to customers representing the net proceeds received from the PRP’s with respect to the Charnock Basin contamination, pursuant to the proposed decision issued by the CPUC in December 2003.

     For the year ended December 31, 2003, other operating expenses increased by 7.5% to $18.3 million compared to $17.0 million for the year ended December 31, 2002 due primarily to (i) higher labor, chemicals and water treatment costs which increased by almost $545,000, (ii) approximately $165,000 of refunds for a sewer service overpayment in June 2002 for which there was no counterpart in 2003; and (iii) reimbursements totaling $205,000 received during the year ended December 31, 2002 from settling parties for expenses incurred in the San Gabriel basin to meet water quality standards compared to recovery of 2002 expenses of $68,000 in 2003.

     For the year ended December 31, 2003, administrative and general expenses increased by 19.0% to $35.7 million compared to $30.0 million for the year ended December 31, 2002 due primarily to (i) approximately $2.5 million increase in outside legal and consulting services incurred in connection with new business development, most specifically in the area of privatization of water and wastewater systems at military bases, and in defense of the Edison lawsuit for Bear Valley Electric, (ii) approximately $775,000 increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs, and (iii) the reversal of the remaining reserve of $6.5 million in 2002 for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area. The reserve was established in 2001 to offset future impacts to earnings for the difference between authorized rates and SCW’s actual electric power costs. There is no similar reversal in 2003. The increases are partially offset by the reversal of certain reserves based on a CPUC decision issued on March 16, 2004. On this date, the CPUC approved a special condition surcharge in rates to amortize the water quality Order Instituting Investigation (OII) memorandum account balance which SCW had previously reserved, and SCW is authorized to establish a memorandum account to accumulate costs to comply with certain contamination remediation requirements. Based on the decision, SCW reversed its $890,000 OII reserve and $1.0 million in water quality related reserves into income during the fourth quarter of 2003. Registrant believes that prudent administrative expenses incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates.

     Registrant plans through its non-regulated subsidiary, American State Utility Services, Inc., to continue with the analysis and preparation of bids for submission to the Department of Defense (“DOD”) pursuant to DOD’s initiative to privatize the water and wastewater assets and operations of military bases. The analysis and preparation of these bids is an extensive process and, as such, Registrant expects to incur approximately $2 million in 2004 for such efforts due to the volume of Requests for Proposals available from the DOD. Registrant expects that it will be awarded its first privatization of a military base during 2004 and will enter into negotiations for several other bases as well.

     For the year ended December 31, 2003, depreciation expense increased by 8.1% to $19.8 million compared to $18.3 million for the year ended December 31, 2002 reflecting, among other things, the effects of recording approximately $51 million in utility plant during 2002, depreciation on which began in January 2003. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory bodies will be recovered through water and electric rates.

     For the year ended December 31, 2003, maintenance expense increased slightly by 0.9% to $9.9 million compared to $9.8 million for the year ended December 31, 2002 due principally to increased maintenance on SCW’s water supply sources and maintenance of water mains.

     For the year ended December 31, 2003, taxes on income decreased by 29.2% to $9.2 million compared to $12.9 million for year ended December 31, 2002 due primarily to lower pre-tax operating income and the effects of flow-through true-up adjustments comparing estimated accrual with actual tax return amounts. SFAS No. 109 requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. Such items (including flow-through adjustments thereof) have a direct impact on Registrant’s effective rate.

     For the year ended December 31, 2003, other taxes increased by 7.4% to $8.3 million compared to $7.7 million for the year ended December 31, 2002 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the year ended December 31, 2003, other income decreased to $3.6 million loss compared to $390,000 income for the year ended December 31, 2002. The net decrease reflects a CPUC decision on March 16, 2004 that ordered SCW to refund 70 percent of the total amount of lease revenues received form the City of Folsom since 1994, plus interest, to customers. Pursuant to the order, for the year ended December 31, 2003 SCW recorded a $6.2 million charge against non-operating income (less $2.5 million of taxes). Management intends to appeal the decision and will vigorously defend its position. Other income (loss) also decreased due to the sale of a parcel of non-operating property in Region II of SCW in the first quarter of 2002 for which there was a gain of approximately $506,000.

Interest Charges

     For the year ended December 31, 2003, interest expense increased by 2.1% to $18.1 million compared to $17.7 million for the year ended December 31, 2002 due primarily to higher short-term borrowings incurred to finance capital expenditures. Registrant anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program and to the likelihood that interest rates will increase at some future point. Registrant believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customer.

Consolidated Results of Operations - Years Ended December 31, 2002 and 2001

	YEAR	YEAR
	ENDED	ENDED	$	%
	12/31/2002	12/31/2001	CHANGE	CHANGE
OPERATING REVENUES
Water	$187,061	$181,474	$5,587	3.1%
Electric	21,298	15,251	6,047	39.6%
Other	846	789	57	7.2%

Total operating revenues	209,205	197,514	11,691	5.9%

OPERATING EXPENSES
Water purchased	42,859	37,609	5,250	14.0%
Power purchased for resale	15,818	19,662	(3,844)	-19.6%
Power purchased for pumping	10,576	9,592	984	10.3%
Unrealized loss on purchased power contracts	2,530	—	2,530	100.0%
Groundwater production assessment	7,416	6,847	569	8.3%
Supply cost balancing accounts	(3,406)	(14,681)	11,275	76.8%
Other operating expenses	16,983	17,162	(179)	-1.0%
Administrative and general expenses	30,010	35,108	(5,098)	-14.5%
Depreciation and amortization	18,302	17,951	351	2.0%
Maintenance	9,839	8,640	1,199	13.9%
Taxes on income	12,949	14,370	(1,421)	-9.9%
Other taxes	7,681	7,553	128	1.7%

Total operating expenses	171,557	159,813	11,744	7.3%

Operating income	37,648	37,701	(53)	-0.1%

OTHER INCOME (LOSS) - NET	390	(510)	900	-176.5%

INTEREST CHARGES	17,699	15,735	1,964	12.5%

NET INCOME	$20,339	$21,456	$(1,117)	-5.2%

     Net income for the year ended December 31, 2002 decreased 5.2% to $20.3 million, equivalent to $1.34 per common share on a basic and fully diluted basis, respectively, compared to $21.5 million or $1.41 per share for the year ended December 31, 2001. The decreases in the recorded results primarily reflect the lack of timely approval of revenue increases by the CPUC, and the impact of the removal of balancing account treatment for supply costs enacted by the CPUC in November 2001. Partially offsetting these items was the reversal in 2002 of a reserve established in 2001 for potentially unrecoverable purchased power costs and various other reasons as discussed below.

Operating Revenues

     Water operating revenues increased by 3.1% in 2002 to $187.1 million from the $181.5 million reported in 2001 due to an increase of 3.3% in consumption due to drier weather conditions as compared to the prior year. There were no significant water rate increases effective during 2002. Differences in temperature and rainfall in Registrant’s service areas will impact sales of water to customers and may cause fluctuations in Registrant’s revenues and earnings between comparative periods.

     Electric revenues increased by 39.6% to $21.3 million in 2002 as compared to $15.3 million in 2001. The increases reflected (i) a rate increase of 12.5% effective May 24, 2001 and an additional 14.8% increase effective August 23, 2001 authorized by the CPUC to recover previously under-collected energy costs, (ii) rate increases in July 2002 authorized by the CPUC to cover purchased power costs under various power supply agreements, and (iii) an increase of 3.9% in kilowatt-hour consumption, primarily due to heavier use of snow making machines at ski resorts in the area in the fourth quarter of 2002.

     Registrant relies upon rate increases for water and electric services approved by regulatory bodies in California and Arizona in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

Operating Expenses

     Purchased water costs in 2002 increased by 14.0% to $42.9 million as compared to $37.6 million in 2001, reflecting an increase in purchased water volume resulting from (i) higher water consumption, (ii) additional purchased water necessary in 2002 to replace pumped water supply lost due to wells being removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Orange County and San Dimas customer service areas, (iii) refunds received from SCW’s wholesale water suppliers during 2001 of approximately $777,000 for which there was no counterpart in 2002, and (iv) costs of approximately $1.4 million, incurred most significantly in connection with the trucking of water, in SCW’s Wrightwood customer service area due to a sudden and unexplained drop in groundwater level in the area during the early part of the third quarter of 2002. For the years ended December 31, 2002 and 2001, 41% of our supply mix was purchased water.

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

     Costs of power purchased for pumping increased by 10.3% to $10.6 million in 2002 as compared to $9.6 million recorded in 2001, due to the rate increases implemented in 2001 by SCW’s energy suppliers, in particular Southern California Edison Company and Pacific Gas and Electric Company. In 2001, the CPUC approved a portion of SCW’s advice letters to increase revenues by approximately $1.4 million annually to recover the costs of purchased power for certain of its water ratemaking districts. A gain of $440,000 recorded in the fourth quarter of 2001 for the sale of groundwater in the Chino Basin also impacted the comparison. There was no such sale in 2002.

     Costs of power purchased for resale to customers in SCW’s Bear Valley Electric division in 2002 decreased by 19.6% to $15.9 million from the $19.7 million recorded in 2001 due primarily to lower power costs in the first quarter of 2002 under SCW’s power supply agreements to cover peak winter demand as compared to the costs for energy purchased on the spot market in the same period of 2001. Offsetting the decrease was a one-time sale of energy on the spot market that generated a $644,000 gain in April 2001. The gain is the subject of a complaint filed at the Federal Energy Regulatory Commission by Mirant Marketing where Mirant Marketing, the purchaser of the energy, is seeking to be refunded all or a portion of the gain. FERC is scheduled to take up the issue at their public meeting by the end of March 2004. The sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements.

     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s power purchase agreements, with PWCC, which qualify as derivative instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $2.5 million pre-tax unrealized loss on purchased power contracts for the year ended December 31, 2002 is due to actual contract prices being higher than the current forward market prices as of December 31, 2002. There is no cash flow impact from the unrealized gains and losses on the purchased power contracts. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC.

     Groundwater production assessments increased by 8.3% to $7.4 million in 2002 from $6.8 million in 2001. The increase reflects (i) an increase in well production and higher assessments levied against production for the water year 2002/2003 as compared with the previous year in SCW’s Metropolitan customer service area, and (ii) increased pumped costs in SCW’s Orange County customer service area due to an in-lieu program implemented by the Metropolitan Water District of Southern California (MWD) to help preserve groundwater levels in the area, which allows SCW to purchase treated water from MWD essentially at SCW’s groundwater pumping costs. The increases were partially offset by revenues from leases of unused water rights to third parties in SCW’s Barstow customer service area in 2002.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. The negative entries for 2001 and 2002 primarily reflect untimely-recovery of electric power costs discussed previously. An increase of $11.3 million during the year ended December 31, 2002 in the provision for supply cost balancing accounts as compared to the year ended December 31, 2001 primarily reflects the new rates authorized in July 2002 to recover electric power costs. At December 31, 2002, SCW had a combined net under-collected position of $27.5 million in both its water and electric balancing accounts, primarily due to the increases in energy costs.

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

     Administrative and general expenses decreased by 14.5% in 2002 to $30.0 million from $35.1 million recorded in 2001 reflecting reversal of the remaining reserve of $6.5 million for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area. The reserves were established in 2001 to offset future impacts to earnings for the difference between authorized rates and SCW’s actual electric power costs under its supply agreements. SCW charged off $1.7 million against this reserve in July 2002 against the balancing accounts. The decrease was partially offset by increased reserves for self-insured worker’s compensation liabilities, higher labor and benefits related costs, and increased outside service expenses. Registrant anticipates that administrative and general costs will continue to increase reflecting, among other things, normal wage increases, increased costs for health, property and casualty insurance premiums, employee benefit programs, additional administrative and staff personnel, and costs associated with pursuit of additional business lines not subject to regulation. Registrant believes that prudent administrative expenses incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates.

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

     Taxes on income decreased by 9.9% to $12.9 million in 2002 as compared to $14.4 million in 2001 due to an approximately 9.5% decrease in pre-tax operating income. Registrant estimates its taxes payable and exposure based on a variety of factors and judgments applied by management.

     Property and other tax expense increased slightly by 1.7% in 2002 to $7.7 million reflecting principally increased property taxes due to higher property valuation assessments, and higher payroll taxes based on increased labor costs.

Other Income (Loss)

     As compared to 2001, the change in other income reflects (i) the sale of a parcel of non-operating property in SCW’s Metropolitan customer service area in the first quarter of 2002 for which there was no equivalent sale in 2001 and resulted in a gain of approximately $506,000, and (ii) the write-off of expenses associated with the termination of the acquisition of Peerless Water Co. in the fourth quarter of 2001.

Interest Charges

     Interest expense increased by 12.5% in 2002 to $17.7 million as compared to $15.7 million recorded in 2001 due to the issuance of $50 million in long-term debt by SCW in December 2001, partially offset by a reduction in short-term borrowing costs. Registrant anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program and to the likelihood that interest rates will increase at some future point. Registrant believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customer.

Critical Accounting Policies

     Critical accounting policies are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. The following are accounting policies that are critical to the financial statements of AWR. For more information regarding the significant accounting policies of Registrant, see Note 1 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

     Accounting for Rate Regulation

•	Management believes that regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When either SCW or CCWC file for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances could occur. Regulatory disallowances in the past have not been frequent but have on occasion significantly impacted AWR’s results of operations. For example, Registrant recorded a $3.5 million pre-tax charge to earnings in the fourth quarter of 2003 to reflect a Proposed Decision issued by the CPUC on December 19, 2003. The Proposed Decision requires SCW to refund to customers approximately $3.5 million in net proceeds received from potentially responsible parties since 1998 for the contamination of the Company’s groundwater supply. Management believes the refund is probable and as a result, SCW established a regulatory liability as of December 31, 2003. In addition, Registrant recorded a $6.2 million pre-tax charge to non-operating income to reflect a decision issued by the CPUC on March 16, 2004. The decision ordered SCW to refund 70 percent of the total amount of lease revenues received by the City of Folsom since 1994, plus interest, to customers. Management disagrees with the decision and will pursue the necessary appeals.

•	The utility subsidiaries, SCW and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. If rate recovery is no longer probable, Registrant is required to write off the related regulatory asset. At December 31, 2003, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of $53.4 million. Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenue subject to refund and will provide for allowances and/or reserves as deemed necessary.

•	Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of SCW and CCWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A change in the regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, could have a material impact on the financial position and results of operations of Registrant.

•	Depreciation is computed at composite rates based on depreciable plant at the beginning of each year and considered sufficient to amortize costs over the estimated remaining lives of assets. Depreciation studies are performed periodically and prospective changes in rates are estimated to make up for past differences. These studies are reviewed and approved by either the CPUC or the ACC. Changes in estimates of depreciable lives or changes in depreciation rates mandated by regulations could impact results of operations of Registrant in periods subsequent to the change. Depreciation is computed on the straight-line, remaining-life basis.

•	As prescribed by the CPUC under its Uniform System of Accounts for Water Utilities, SCW is allowed to capitalize a portion of general costs such as engineering, supervision, general office salaries and expenses, legal expenses, insurance, injuries and damages, pensions and benefits, and taxes, as overhead construction costs included in SCW’s Utility Plant. All overhead construction costs are charged to jobs on the basis of the amounts of such overhead expenses reasonably applicable thereto, so that each job bears its equitable proportion of such costs and its direct costs.

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

     On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum supply cost account. The over- or under-collection of water supply costs is recorded in this memorandum account in a manner similar to the balancing account. However, the income statements of SCW no longer include entries reflecting differences between authorized water supply unit costs included in rates and actual water supply costs. As a result, any changes in water supply costs as well as any future revenue increases or decreases that may be authorized for supply expenses may directly impact earnings.

     In a decision issued on June 19, 2003 related to the memorandum supply cost account, the CPUC concluded that (i) if a utility is within its 3-year rate case cycle and does not earn in excess of its authorized rate of return, the utility is entitled to recover its costs in the memorandum supply cost account, subject to a reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns in excess of its authorized rate-of-return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate-of-return, and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually by March 31. Pursuant to the resolution, SCW filed advice letters on September 12, 2003 seeking recovery of an under-collected balance of $2.6 million for the period November 29, 2001 through December 31, 2002. The CPUC has rejected all water utilities’ filings, including SCW’s, and conducted workshops for more discussion and directions. SCW is in the process of preparing the filings. Upon receiving approval from the CPUC, SCW will recognize the authorized under-collected amount as supply cost balancing accounts on its books. As of December 31, 2003, SCW had an under-collection of approximately $5.5 million in its memorandum supply cost account, including the $2.6 million filed with the CPUC. SCW intends to file advice letters annually by March 31. Amounts included in the memorandum supply cost account are not capitalized until a rate order is received from the CPUC. For more information, see the sections entitled “Regulatory Matters” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     With respect to pre-November 29, 2001 water supply balancing accounts, SCW has a net under-collection position of $1.7 million recorded at December 31, 2003, the majority of which was approved for recovery in rates on June 19, 2003 over 24 months.

     Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $22.7 million at December 31, 2003. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour for a period through 2011 to enable SCW to recover the under-collection. SCW sold 132,849,639, 131,826,314 and 126,910,985 kilowatt hours of electricity to its Bear Valley Electric division customers for the twelve months ended December 31, 2003, 2002 and 2001, respectively. SCW anticipates electricity sales to be sufficient during a ten year period for it to recover the amount of the under-collection. SCW is only allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year for 10 years in its electric supply cost balancing account. To the extent that actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. During the years ended December 31, 2003 and 2002, approximately $240,000 and $718,000, respectively, was expensed. For further information, see the sections entitled “Regulatory Matters” and “Electric Energy Situation in California” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Accounting for Derivative Instruments

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. SCW is a party to various block-forward purchase power contracts. Certain of these contracts qualify as an exception provided under the SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts that do not qualify for the normal purchases and normal sales exception have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings. On a quarterly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of the quarter. As these contracts are settled, the realized gains or losses will be recorded in power purchased for resale, and the unrealized loss will be reversed. This resulted in a pre-tax unrealized gain of $638,000 and a pre-tax unrealized loss of $2.5 million, respectively, for the years ended December 31, 2003 and 2002.

     Accounting for Asset Retirement Obligations

     SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires businesses to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant adopted SFAS No. 143 on January 1, 2003, as required. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be destroyed and filled at the time of removal. As such, the regulated subsidiaries of Registrant incur asset retirement obligations. Retirement cost has historically been recovered through rates at the time of retirement. As a result, the cumulative effect upon adoption was reflected as a regulatory asset or liability. Accordingly, Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet. With regards to other long-lived assets, such assets either have indefinite lives or there is no legal obligation to retire the asset.

     Upon adoption on January 1, 2003, Registrant recorded an asset retirement obligation of $13.2 million at its net present value of $2.7 million, increased depreciable assets by $0.4 million for asset retirement costs, increased regulatory assets by $2.5 million and increased accumulated depreciation by $0.2 million. Amounts recorded under SFAS No. 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Estimating the fair value of the costs of removal were determined based on third party costs.

     Accounting for Pension and Other Postretirement Benefits

     Registrant records plan assets, obligations and expenses related to its pension and other postretirement benefit plans based on actuarial valuations. Key assumptions in these valuations include discount rates, expected returns on plan assets, compensation increases and health care cost trend rates. Registrant believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience and market conditions. Net periodic pension cost increased from $1.8 million for the plan year ended December 31, 2002 to $3.0 million for the year ended December 31, 2003 due to actuarial assumption changes in discount rate and expected long-term rate of return on plan assets. Postretirement benefit cost also increased by approximately $150,000 or 17%. The increases are generally recovered through rates. Net periodic pension and postretirement benefit costs for 2003 were computed using a discount rate and expected long-term rate of return on plan assets of 6.75% and 7.0%, respectively, as compared to 7.25% and 8.0% in 2002. Both pension and postretirement liabilities, and future pension and postretirement expense increase as the discount rate is reduced. In addition, pension and postretirement expense increase as the expected rate of return on plan assets decreases.

     At December 31, 2003, Registrant’s pension plan included a $58.9 million projected benefit obligation (PBO), $47.9 million in accumulated benefit obligation (ABO) and $46.7 million in plan assets. A 1% decrease in the discount rate would increase the PBO by approximately $6 million, with a corresponding change in the ABO. A 1% decrease in the expected rate of return on plan assets would increase pension expense by approximately $500,000.

     At December 31, 2003, Registrants other postretirement benefit plan included $9.6 million in PBO and $3.3 million in plan assets. Total expense for the plan was approximately $1.0 million for 2003. Increasing the health care cost trend rate by one-percentage point would increase the accumulated obligation as of December 31, 2003 by $750,000 and annual aggregate service and interest costs by $72,000. Decreasing the health care cost trend rate by one-percentage point would decrease the accumulated obligation as of December 31, 2003 by $641,000 and annual aggregate service and interest costs by $61,000.

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

Liquidity and Capital Resources

     AWR

     Net cash provided by operating activities was $46.8 million for the year ended December 31, 2003 as compared to $25.8 million for the year ended December 31, 2002. The increase of $21.0 million was primarily attributable to new electric rates and surcharges to decrease under-collected electric supply cost balancing account balances, as well as the timing of cash receipts and disbursements related to working capital items.

     Net cash used in investing activities was $57.2 million for the year ended December 31, 2003 as compared to $40.7 million for the year ended December 31, 2002 due to higher capital expenditures consistent with budgeted increases.

     Net cash provided by financing activities was $4.8 million for the year ended December 31, 2003 as compared to $2.8 million for the year ended December 31, 2002. The increase was due primarily to (i) the redemption of preferred shares totaling $1.9 million in 2002, (ii) an increase of $6 million in short-term bank borrowing against its revolving credit, (iii) increases of $4.9 million in receipt of advances for and contributions in aid of construction, and (iv) the receipt of $1.8 million of cash related to the financing portion of SCW’s purchased power contracts with PWCC. The increase was partially offset by the retirement of a $12.5 million long-term note.

     AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. As of December 31, 2003, approximately $31.1 million remained for issuance under this Registration Statement.

     During 2001, AWR maintained a $25 million credit facility, $20 million of which was outstanding at December 31, 2001. This credit facility expired on January 2, 2002. In June 2002, AWR established a $75 million revolving credit facility, which matures in June 2005. Up to $15 million of this facility may be used for letters of credit. As of December 31, 2003, an aggregate of $56 million in cash borrowing and approximately $7.5 million of letters of credit were outstanding under this facility.

     During 2002, AWR completed the redemption of all of its outstanding 4%, 41/4% and 5% series of preferred shares.

     SCW

     Net cash provided by operating activities was $47.4 million for the year ended December 31, 2003 as compared to $24.6 million for the year ended December 31, 2002. The increase of $22.8 million in cash provided by operations was primarily attributable to new electric rates and surcharges to decrease under-collected electric supply cost balancing account balances, as well as the timing of cash receipts and disbursements related to working capital items.

     Net cash used in investing activities increased to $53.6 million for the year ended December 31, 2003 as compared to $39.5 million for the same period of 2002 due to increased capital expenditures consistent with budgeted increases.

     Net cash provided by financing activities was $2.9 million for the year ended December 31, 2003 as compared to $535,000 for the year ended December 31, 2002, reflecting primarily an increase of $5.3 million in receipt of advances for and contributions in aid of construction, the receipt of $1.8 million of cash related to the financing portion of SCW’s purchased power contracts with PWCC, and an $8.0 million increase in inter-company borrowings, offset by the retirement of a $12.5 million long-term note in October 2003.

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

Contractual Obligations and Other Commitments

     In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual principal interest payments are generally made from cash flow from operations. In the case of the $12,500,000 in notes that were due October 2003, SCW used proceeds from short-term borrowings, which it intends to repay or refinance through the issuance of notes in the public or private markets.

     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2003. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

($ in thousands)	Payments/Commitments Due by Period (1)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures(2)	$173,100	—	—	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	18,886	76	163	189	18,458
Other Debt Instruments(5)	2,270	183	430	459	1,198
Advances for Construction(6)	77,154	3,025	5,314	4,500	64,315
Purchased Power Contracts(7)	59,949	12,014	23,973	23,962	—
Unconditional purchase obligations(8)	12,458	12,458	—	—	—
Operating leases(9)	6,162	2,013	3,009	1,136	4
Employer contributions(10)	16,141	3,541	5,925	6,675	—
Other Commitments(11)	57,493	—	—	—	—
Chaparral City Water Co(12)	8,363	560	938	580	6,285

TOTAL	$459,976	$33,870	$39,752	$37,501	$291,360

(1)	Excludes interest, dividends, commitment, and facility fees.

(2)	The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material, or cross default provisions.

(3)	The private placement notes are issued pursuant to the terms of Note Agreements with substantially similar terms. The Note Agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, maximum debt to capitalization ratio and a negative pledge. Pursuant to the Note Agreements, SCW must maintain a minimum interest coverage ratio of two times interest expense. SCW does not currently have any outstanding mortgages or other encumbrances on its properties.

(4)	Consists of obligations under a loan agreement supporting $8 million in debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $5.5 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project (SWP). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, SCW has entered into agreements with various developers for 422 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5)	Consists of $1.5 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.6 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.4 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)	Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installation for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods.

(7)	Consists of the remaining balance of the $59.9 million purchased power contracts from November 2002 to December 2008.

(8)	Consists of noncancelable commitments primarily for capital projects under signed contracts.

(9)	Reflects Registrant’s future minimum payments under non-cancelable operating leases.

(10)	Registrant’s expected contributions (all by employer) for its pension and postretirement plans are approximately $2,676,000 and $865,000, respectively, for the year ended December 31, 2004. These amounts are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan). In addition, for years after 2004, Registrant has included as an obligation the estimated minimum required contributions to its pension plan computed by its actuary. These amounts are subject to change based on the significant impact that returns on plan assets and changes in discount rates might have on such amounts.

(11)	Other commitments of Registrant consist of (i) $75 million syndicated revolving credit facility, expiring in June 2005 of which $56.0 million is outstanding as of December 31, 2003, (ii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iii) an irrevocable letter of credit in the amount of $600,000 that expires on October 2004 for the deductible in Registrant’s business automobile insurance policy (v) an irrevocable letter of credit that expires March 31, 2005 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power; the amount of the credit is $585,000 for the months from November to March, and $270,000 to cover the months from April to October, and (vi) outstanding performance bonds of $11,450 to secure performance under franchise agreements with governmental agencies. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, deposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+.

(12)	Consists of $7.9 million of obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $1.0 million repayment obligation to the United States Bureau of Reclamation. The loan agreement contains provisions that establishes a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau of Reclamation obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions.

     Under the terms of its power purchase contracts with Mirant Marketing and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. SCW will be in default under the terms of these contracts if its debt is rated less than BBB- by Standard & Poor’s Ratings Service (“S&P”) or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc (“Moody’s”). SCW currently has a rating of A+ by S & P and A2 by Moody’s. Fitch does not rate SCW.

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

     As of December 31, 2003, SCW had accrued $22.7 million in under-collected power costs that SCW mostly incurred during the energy crisis in connection with providing service to its Bear Valley Electric customers. In addition, SCW established $7.9 million in reserves in 2001 for potential non-recovery of these power costs. In 2002, SCW charged $1.7 million against the reserves to the balancing accounts due to its inability to recover all of its costs associated with entering into a long-term power contract with Mirant Marketing in March 2001. In the fourth quarter of 2002, SCW reversed the remaining reserves due to various new contracts entered into with PWCC in September 2002.

     On July 17, 2002, the FERC extended and modified the mitigation measures that were set to expire on September 30, 2002, citing delays in construction of new generation resources in California and throughout the West, delays in adopting a new market design and market rules by the Cal ISO, transmission line constraints, constraints on natural gas pipeline capacity and continuing dysfunctions in the California power market. It remains unclear how long the FERC will leave its mitigation measures in place. The premature termination of such mitigation measures could result in substantial increases in spot market prices and the prices of long-term contracts for power and capacity. In addition, FERC is considering a number of market reforms, some of which could materially increase SCW’s costs for power. Increased costs would be included in SCW’s electric supply cost balancing account. However, as mentioned previously, SCW is only allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year for 10 years in its electric supply cost balancing account. To the extent that actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed, unless the CPUC approves adjustments caused by the FERC.

     Power Supply Arrangements at SCW’s Bear Valley Electric Service Area

     All electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. Under the terms of contracts with Dynegy that expired on April 30, 2001, Dynegy provided electric energy to SCW, acted as scheduling coordinator and provided other ancillary services. Various disputes arose between the parties regarding the services provided by Dynegy and the amounts charged by Dynegy. As a result of these disputes, SCW withheld payment from Dynegy of certain amounts invoiced by Dynegy. On November 1, 2002, Dynegy accepted $3.5 million from SCW as payment in full for the disputed amounts.

     SCW entered into a five-year and nine-month, block forward purchase contract with Mirant Marketing for 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. On December 20, 2001, SCW filed a complaint with FERC seeking to reduce the amount charged by Mirant Marketing under the terms of this contract to a just and reasonable price. In June 2003, the FERC issued a final order denying SCW’s complaint. On November 10, 2003, the FERC denied SCW’s rehearing request. SCW is currently reviewing its options with respect to the FERC’s latest order denying rehearing and is determining if it will appeal the decision in Federal Court. On July 14, 2003, Mirant Marketing announced that, to facilitate its financial restructuring, it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At this time, Registrant expects no interruption in the delivery of electric energy under the Mirant Marketing contract.

     In June 2001, SCW executed an agreement with PWCC for an additional 8 MWs of electric energy to meet peak winter demands. The contract provided for pricing of $75 per MWh from November 1, 2001 to March 31, 2002, $48 per MWh from November 1, 2002 to March 31, 2003, and $36 per MWh from November 1, 2003 to March 31, 2004.

     In September 2002, SCW entered into a series of purchased power contracts with PWCC. Under the agreements, SCW will sell 15 MWs to PWCC of electric energy at a price of $95 per MWh beginning November 1, 2002 through December 31, 2006, and the 8 MWs of electric energy covered under the energy purchase agreement with PWCC discussed previously. In return, PWCC will supply SCW with 15 MWs of electric energy at a price of $74.65 per MWh beginning November 1, 2002 through December 31, 2008, and an additional 8 MWs at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 period through March 31, 2008, and for the period November 1, 2008 through December 31, 2008. These contracts have been recognized at fair market value on the balance sheet as a liability of $1.9 million at December 31, 2003 with the recording of an unrealized gain of $638,000 for the year ended December 31, 2003.

     The average minimum monthly load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, SCW buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased, including the transactions in the spot market, was approximately $78.60 per MWh for the twelve months ended December 31, 2003 as compared to $95.40 per MWh for the same period of 2002 due to the new purchased power contract with PWCC as discussed. SCW’s average energy costs will be impacted by pricing fluctuations on the spot market.

     Transmission Constraints

     Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company (Edison) to transmit this power. On December 27, 2000, SCW filed a lawsuit against Edison for breach of contract as a result of delays in upgrading these transmission facilities as well as for violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. A draft settlement is underway between SCW and Edison, in which (i) SCW is to pay $5 million project abandonment fee to Edison, (ii) Edison will file an application to the FERC for approval of the entire $5.0 million settlement payment as abandoned project costs to be in Edison’s wholesale rate to SCW over a 15 year period, and (iii) Edison is to sell the Goldhill substation and associated transmission line to SCW at its book value. Management believes that the FERC’s approval of Edison’s filing is probable and the abandonment costs included in Edison’s wholesale rate to SCW are recoverable through rates. As a result, the $5.0 million obligation to Edison arising from this draft settlement was recorded as a liability and a regulatory asset in the fourth quarter of 2003. A final settlement agreement was reached on March 17, 2004.

     New Generation Facility

     As a means of meeting these increasing demands for energy, SCW is constructing a natural gas-fueled 8.4 MW generation facility to be owned by SCW. A Certificate of Public Convenience and Necessity filed with the CPUC seeking authorization for construction of the generation facility was approved on July 10, 2003. It is expected that the generator will be on line during the second quarter of 2004, and should assist SCW in controlling its spot purchase prices, as discussed above.

Southern California Wild Fires

     The October 2003 wild fires in Southern California had limited impact on SCW. While various of the firestorms approached several water customer service areas, SCW experienced minimal damage to its water facilities. In SCW’s Bear Valley Electric area, located in the mountains north of Los Angeles, electric service was maintained throughout the fire event in spite of isolated damage to certain electric distribution facilities. SCW will be filing with the CPUC for recovery of the extra expenses incurred in meeting these community needs. These costs are being accumulated in Catastrophic Event Memorandum Accounts and will be amortized pursuant to prescribed procedures after review by the CPUC.

Construction Program

     SCW maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW’s Board of Directors has approved anticipated net capital expenditures of approximately $61.7 million for 2004 principally reflecting water supply related projects such as drilling and equipping of new wells, building a new reservoir, and distribution and street improvement projects. As of December 31, 2003, SCW has unconditional purchase obligations for capital projects of approximately $12.5 million.

     CCWC’s Board of Directors has approved a net capital budget of $3.1 million for 2004 primarily reflecting a new treatment plant addition and distribution improvements to its Golden Eagle Plant.

     AWR and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments.

     Registrant does not have any material capital expenditures for specific environmental control facilities or measures.

     Registrant has formalized procedures in place, covering the bidding of capital projects. These procedures are designed to achieve the lowest bid price from qualified contractors as well as to promote diversity among contractors. The procedures also provide for bypass of a formal bid process for emergency situations. Registrant has recently discovered that a greater than anticipated percentage of contracts in certain areas were being awarded on an emergency basis and to fewer than anticipated contractors. Certain of those contracts are being further scrutinized by Registrant. In addition, two executives involved in awarding such capital contracts have been terminated, in part, for perceived failures to adequately follow Registrant’s procedures. Registrant is evaluating its bidding procedures for capital projects as a part of its review of internal controls in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and may, based on the results of this review, modify those procedures in order to ensure that the Company’s objectives are being met in a consistent manner.

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

     Changes in Rates

     The following table lists information on estimated annual rate changes for SCW as approved by the CPUC during 2003, 2002 and 2001.

($ in 000’s)	Supply	Balancing	General
	Cost	Account	and Step	Advice
Year	Offset	Amortization	Increases	Letters	Total
2003	—	$689	$219	$6,263	7,171
2002	—	(1,926)	322	6,029	4,425
2001	1,364	4,422	6,943	595	13,324

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

     In October 2002, SCW filed an application to increase water rates in the customer service areas that comprise Region III. SCW also filed a concurrent application requesting a rate increase applicable to SCW’s entire customer base to recover costs associated with the general office functions of SCW. On March 16, 2004, the CPUC issued its decision, under which (i) the new water rates will generate an initial annual increase in revenues of approximately $8.9 million, (ii) SCW will file advice letters for rate increases for certain capital projects upon completion, (iii) a special condition surcharge in rates is approved to amortize the water quality OII memorandum account balance, and (iv) SCW is authorized to establish a memorandum account to accumulate costs to comply with certain contamination remediation requirements. Based on the decision, SCW reversed $890,000 OII reserve and $1.0 million water quality related reserves into income during the fourth quarter of 2003.

     In 1994, SCW entered a contract to lease, to the City of Folsom, 5,000 acre-feet per year of water rights to the American River and has included all associated revenues in a non-operating income account. The issue was raised by the ORA in the Region III proceeding. In a decision issued on March 16, the CPUC determined that SCW failed to seek the CPUC’s approval to effectuate the lease and is to pay a net fine of $180,000. The decision also orders SCW to refund 70 percent of the total amount of lease revenues since 1994, plus interest, to customers. Pursuant to the order, SCW recorded $6.2 million as a regulatory liability with a corresponding charge against income (less taxes) during the fourth quarter of 2003. Management disagrees with the CPUC’s decision and intends to appeal the decision in which it will vigorously defend its position.

     As of December 31, 2003, SCW had accrued approximately $22.7 million in under-collected purchased power costs included in the electric balancing account. In 2001, the CPUC approved two Advice Letters which allow SCW to collect $11.1 million in aggregate over five years, equivalent to 2.2¢ per kilowatt hour, for recovery of its under-collection in the electric balancing account.

     On August 17, 2001, SCW filed an application with the CPUC seeking recovery of an average cost of $87 per megawatt hour (MWh) for electric energy purchased pursuant to power purchase contracts with Mirant Marketing and PWCC. On July 17, 2002, CPUC approved a settlement agreement reached among SCW, all intervening parties and the Office of Ratepayer Advocates (ORA). The authorization permits SCW to recover $77 per MWh of purchased power costs through rates. SCW is allowed to include its actual purchased power costs up to an average annual weighted cost of $77 per MWh each year, through August 2011, in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential would offset amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW would not be able to include these amounts in its balancing account and such amounts would be expensed against income.

     The CPUC settlement also extended the previously approved surcharges of 2.2¢ per kilowatt hour for an additional five years through August of 2011 to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account. SCW anticipates that electricity sales will be sufficient to enable SCW to fully recover the under-collection in its balancing account during this period.

     SCW previously established approximately $7.9 million in reserves against potential non-recovery of electric power costs. In 2002, $1.7 million in the balancing accounts was written off against the reserve based on the settlement with the CPUC as previously discussed. In September 2002, SCW entered into various agreements with PWCC, which enable SCW to purchase energy at a lower cost. As a result, the remaining reserve of $6.5 million was reversed into income in 2002.

     The CPUC settlement requires SCW to pursue its complaint filed with FERC in which SCW has requested FERC to reduce the prices in its power purchase contract with Mirant Marketing to a just and reasonable price. If FERC rules a price reduction, SCW is required, based on the settlement, to file an Advice Letter to notify the CPUC within 30 days of the ruling. On December 19, 2002, the FERC Administrative Law Judge issued an initial decision denying SCW’s request to reduce the charges under the contract. SCW has appealed the initial decision which results in the complaint being reviewed by all member commissioners at the FERC. On November 10, 2003, the FERC denied SCW’s rehearing request. SCW is currently reviewing its options with respect to the FERC’s latest order denying rehearing and is determining if it will appeal the decision in Federal Court. On July 14, 2003, Mirant Marketing announced that, to facilitate its financial restructuring, it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At this time, Registrant expects no interruption in the delivery of electric energy under the Mirant Marketing contract.

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

     Registrant filed an application to increase water rates in the Region II customer service areas on September 11, 2003, which was accepted by the CPUC on October 6, 2003. The new water rates in this filing, if approved, would generate an initial annual increase in revenues of $15.4 million. A decision is not expected until the third quarter of 2004. Due to delays in the CPUC’s review of this GRC application which have delayed the processing of the application, SCW sought authority for interim rate relief by motion filed on December 23, 2003. The Administrative Law Judge at the CPUC in a ruling issued in February 2004 granted SCW’s motion for interim rate relief and ordered SCW to file an advice letter implementing interim rates for Region II, commencing January 1, 2004, subject to refund. The interim rates would generate additional approximately $1.4 million annual revenues. Management expects no refunds will be made.

     On October 30, 2003, SCW also filed an abbreviated application to the CPUC to request an inflationary increase in three of the Region I customer services areas, totaling $388,500 annually. As part of the Region I filing, SCW requested a long-term amortization of the balance of costs included in the Aerojet litigation memorandum account, net of any reimbursement amount. For more information, see the section entitled “Other Water Quality Litigations” included in Part I, Item 3 in Legal Proceedings.

     An Interim Decision issued by the CPUC on May 8, 2003 approved a settlement between the City of Santa Monica (City) and SCW. The settlement agreement conveyed SCW water rights to the City and relieved SCW from its participation in a number of pending lawsuits related to the Charnock Groundwater Basin. A Proposed Decision (PD) issued on December 19, 2003 proposing the ratemaking treatment of the settlement proceeds and the treatment of contamination payments made to SCW by Potentially Responsible Parties (PRPs) since 1998. In summary, the PD directs SCW to (i) invest all net settlement proceeds received from the City in infrastructure improvements within eight years, and (ii) refund to ratepayers the net proceeds received from PRPs, for which $3.5 million was recorded as a liability in December 2003. SCW will book the net settlement proceeds from the City as a gain, if the PD is approved and the settlement agreement with the City of Santa Monica is finalized. For more information, see the section entitled “Environmental Matters” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     In 1993, the CPUC disallowed $1.6 million of costs incurred in construction of a water treatment facility in SCW’s Clearlake customer service area and Registrant wrote off the disallowed amount at that time. Based on new water quality standards, in 2000, SCW re-applied to the CPUC for inclusion of the disallowed amount in rate base. A draft decision issued on March 30, 2001 by the CPUC would have allowed SCW to include $500,000 of the $1.6 million in the regulated rate base. An alternate draft decision issued by one of the CPUC Commissioners proposed to deny the relief sought by SCW in its application. An Administrative Law Judge subsequently reopened the proceeding in August 2001 requiring additional information. Registrant cannot predict when the final order will be issued, nor can it give assurance that the CPUC will ultimately allow recovery of all or any of the remaining costs through rates.

     Other Regulatory Matters

     On November 29, 2001, the CPUC adopted an Order Instituting Rulemaking (OIR) to (i) evaluate existing rate making practices and policies, (ii) determine whether new procedures or policies for processing offset rate increases and balancing accounts should be made and (iii) determine whether the new memorandum account procedures adopted on November 29, 2001 should be made permanent.

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

     In a decision issued on June 19, 2003, the CPUC concluded that (i) if a utility is within its rate case cycle and does not earn over its authorized rate of return, the utility shall recover its costs in the memorandum supply cost account subject to reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns over the authorized return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate of return; and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually by March 31. Pursuant to the resolution, SCW filed advice letters, on September 12, 2003, seeking recovery for under-collected balance of $2.6 million for the period of November 29, 2001 through December 31, 2002. The CPUC has rejected all water utilities’ filings, including SCW’s, and conducted workshops for more discussion and directions. SCW is in the process of preparing the filings. For more information, see the section entitled “Accounting for Supply Costs” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     CCWC is planning to file its next rate case with the Arizona Corporation Commission in 2004. Currently, there are no active regulatory proceedings affecting CCWC or its operations.

Environmental Matters

     1996 Amendments to Federal Safe Drinking Water Act

     The U.S. Environmental Protection Agency (EPA) can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. This law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. The California Department of Health Services (DOHS), acting on behalf of the EPA, administers the EPA’s program in California. The Arizona Department of Environmental Quality (ADEQ) administers EPA’s program in Arizona.

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

     Enhanced Surface Water Treatment Rules

     The EPA has adopted the Enhanced Surface Water Treatment Rule (ESWTR), which required increased surface-water treatment to decrease the risk of microbial contamination. These rules apply to each of SCW’s five surface water treatment plants and CCWC’s surface water treatment plant. Registrant anticipates that all plants will achieve compliance within the three-year to five-year time frames identified by EPA. Registrant is required to be in compliance by June 1, 2006. SCW has initiated phased construction of a new treatment plant in the Calipatria-Niland customer service area (see further discussion below under Regulation of Disinfectant/Disinfection By-Products) to bring that facility into compliance. Once this project is completed, all the surface water plants in SCW and CCWC should be in compliance with these rules.

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

     The EPA is not allowed to use the cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBP’s but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule. The final rule is not expected until later this year.

     The Stage 2 Disinfectants/Disinfection By-Products Rule (DBPR) and the Long-Term 2 Enhanced Surface Water Treatment Rule (LT2ESWTR)

     The LT2ESWTR proposal was published in the Federal Register on August 11, 2003, and the Stage 2 DBPR was published shortly thereafter on August 18. These proposed Rules are very complex and EPA has asked for comments on hundreds of technical issues. EPA will likely publish the final rules in early to mid-2005, since the close of public comments was in January 2004, and it typically takes EPA 12-18 months to finalize rules after the close of the comment period. Registrant is currently waiting for the EPA to finalize these proposed rules to determine the impact.

     Ground Water Rule

     On May 10, 2000, the EPA published the proposed Ground Water Rule (GWR), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule will apply to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems; source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifers or have detected fecal indicators within a distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. It was anticipated that the GWR would be issued as a final regulation by the end of 2003, but this has been delayed until later this year. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, SCW and CCWC do not believe that such regulations will impose significant compliance costs, since they already currently engage in disinfection of the majority of their groundwater systems.

     Regulation of Radon and Arsenic

     On October 31, 2001, EPA announced that the arsenic standard in drinking water would be 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in SCW’s system and two wells in CCWC’s system. The effective date for utilities to comply with the standard is January 2006. In California, the Office of Environmental Health Hazard Assessment (OEHHA) issued a Public Health Goal for arsenic of 4 parts per trillion in March 2003 that may result in California adopting a lower MCL for arsenic.

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

     Perchlorate Action Level Activities

     In January 2002, DOHS reduced the action level from 18 ppb to a level of 4 ppb, based upon new reference dose for health risk information from EPA. California has a law requiring DOHS to establish an MCL for perchlorate by January 1, 2004. This has been delayed due to the lack of a final Public Health Goal. SCW has removed eight wells from service in its Rancho Cordova system and six additional wells in various other systems since they contained perchlorate in amounts in excess of this reduced action level of 4 ppb. On December 6, 2002, the OEHHA published a revised draft perchlorate Public Health Goal (PHG) of 2 to 6 ppb. This is the first step in the establishment of an MCL in California. The PHG of 6 ppb was adopted in the first quarter of 2004. SCW is continuing to periodically monitor all of its wells to determine that levels of perchlorate are below the action level currently in effect. Perchlorate is known to be used in oxidizing rocket fuels.

     Nitrosodimethylamine (NDMA) Action Level

     In February 2002, DOHS increased the action level from 2 parts per trillion (ppt) to 10 ppt. NDMA is an additional by-product from the production and use of rocket fuels.

     Matters Relating to SCW’s Arden-Cordova Water System

     In SCW’s Rancho Cordova system, four wells have been removed from service and destroyed due to contamination from perchlorate. The supply has been replaced for three of these wells. An additional three wells are currently out of service due to perchlorate levels above the reduced action level of 4 ppb, and two wells are out of service due to detectable levels of NDMA above the action level. SCW continues to monitor all of its active groundwater wells in the Rancho Cordova system for perchlorate and NDMA. Aerojet-General Corp. (Aerojet) has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that such contamination is also related to the activities of Aerojet. SCW has filed suit against Aerojet for contamination of SCW’s ground water supply in its Rancho Cordova system.

     On October 10, 2003 Registrant entered into a confidential memorandum of understanding (MOU) with the Aerojet-General subsidiary of GenCorp, Inc. for the settlement of legal actions brought by SCW. The MOU sets forth the present financial terms and the structure of a settlement to cover all SCW’s costs incurred resulting from the contamination. The MOU and the settlement embodied therein was found to be binding by the Sacramento Superior Court on January 18, 2004. Further documentation incorporating the terms of the MOU is presently underway. However, documentation is not complete and management is presently unable to predict when a comprehensive set of settlement documents will be completed.

     To date, Aerojet has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW’s Rancho-Cordova customer service area and has reimbursed SCW for a portion of the costs associated with the drilling and equipping of new wells. Aerojet had, prior to the MOU, reimbursed SCW $4.3 million of the approximately $20 million in capital costs SCW has incurred, and $171,000 for additional water supply costs. Based on the financial terms in the MOU, SCW established a receivable from Aerojet in an amount of $16.7 million at the end of 2003, of which $8.7 million was received in early 2004. The remainder of the costs is subject to further settlement documentation. Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. Management believes these costs are recoverable either through rates or the settlement agreement with Aerojet. For further information regarding litigation related to contamination of ground water in Sacramento County, see the section entitled “Other Water Quality Litigation” included in Part I, Item 3, Legal Proceedings.

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

     On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company, Equilon Enterprises LLC and others to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination in the Charnock Basin. The EPA has ordered Shell Oil and others to reimburse SCW for water replacement costs. In March 2002, SCW reached a settlement agreement with the City of Santa Monica, in which SCW assigned its rights against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure, and its water rights in the Charnock Basin to the City of Santa Monica and Santa Monica took over the prosecution against the potentially responsible parties in exchange for an assignment payment. On May 8, 2003, the CPUC issued a decision approving the settlement agreement. Pursuant to the resolution, SCW has subsequently filed a report that sets forth specific details as to SCW’s plans to reinvest the net proceeds from the settlement agreement with the City of Santa Monica. A Proposed Decision (PD) issued on December 19, 2003 proposes the ratemaking treatment of the settlement proceeds and the treatment of contamination payments made to SCW by Potentially Responsible Parties (PRPs) since 1998. In summary, the PD directs SCW to (i) invest all net settlement proceeds received from the City in infrastructure improvements within eight years, and (ii) refund to ratepayers the net proceeds received from PRPs, for which $3.5 million was recorded as a liability in December 2003. We will book the net settlement proceeds from the City as a gain, if the PD is approved and settlement agreement with the City of Santa Monica is finalized. For more information, see the section entitled “Regulatory Matters” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     SCW has met with the Regional Water Quality Control Board, the Orange County Water District, (OCWD), the City of Anaheim, the DOHS and three potentially responsible parties (PRPs) to define the extent of the MTBE contamination plume and assess the contribution from the PRP’s. The PRP’s have voluntarily initiated a work plan for regional investigation. While there have not been significant disruptions to the water supply in Yorba Linda at this point in time, no assurances can be given that MTBE contamination will not increase in the future. In December 2003, a settlement was reached between SCW and the PRPs. Under the settlement agreement, the PRPs are to pay SCW (i) $581,250 for reimbursement of costs related to the issue, and (ii) up to $260,000 per year for five years for incremental supply costs should the MTBE level in the third well exceed the DOHS action level. SCW received payment of the $581,250 in January 2004.

     Matters Relating to SCW’s Los Osos Water System

     The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time SCW has been working with the Regional Water Quality Control Board as well as the owner of a service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier. A settlement with Chevron has been reached and fully executed. The impacted well may need to be removed permanently from service and the settlement payment from Chevron is expected to afford SCW sufficient funds to commence site development and construction of a replacement well.

     Matters Relating to SCW’s San Gabriel Water Systems

     Perchlorate and/or Volatile Organic Compounds (VOC) have been detected in five wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues prior to the filing of the lawsuit resulting in reimbursement to SCW of the $1 million in capital cost of VOC treatment facilities and contribution of approximately $380,000 towards future operating and maintenance (O&M) costs of the facilities.

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

     On August 29, 2003, the US Environmental Protection Agency (EPA) issued Unilateral Administrative Orders (UAO) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which SCW’s two impacted wells draw water. SCW was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. As a result of the issuance of the UAO, these parties have begun settlement discussions regarding the Federal lawsuits with SCW, the other two affected water purveyors, WQA and, separately, EPA. Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

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

     Bark Beetle Infestation in SCW’s Bear Valley Electric Service Area

     In a Proclamation issued on March 7, 2003 former Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego of the State of California. The threat is continuing and shows no sign of abating. On April 3, 2003, the CPUC issued an order requiring Southern California Edison Company, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric, are authorized to make annual advice letter filings requesting recovery of the costs of removal and mitigation. SCW has determined the scope and magnitude of the bark beetle infestation in its Bear Valley Electric service territory to date and has formulated a course of action to mitigate the fire potential in its rights-of-way. Estimated costs of dead tree removal totals $620,000 based on experiences with other utility vegetation management programs and current information gathered and assessed for the Big Bear Lake area. These costs represent only the cost of addressing the problem to date. If the drought continues, the infestation will likely spread and mitigation costs may increase. SCW expects that current and future costs incurred in remediation of Bark Beetle Infestation will be recoverable in rates through the annual Advice Letter filings, as the April 2003 order issued by the CPUC contained cost recovery provisions.

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

Water Supply

     SCW’s Water Supply

     During 2003, SCW supplied a total of 85,204,000 CCF of water, or approximately 175 million gallons per day, on average. Of this amount, approximately 53.2% came from pumped sources and 43.2% was purchased from others, principally the Metropolitan Water District of Southern California (MWD). The remaining was surface water principally supplied by the Bureau of Reclamation (the Bureau) under a no-cost contract and by the Sacramento Municipal Utility District (SMUD), cost of which is reimbursed by Aerojet-General Corp. pursuant to a Memorandum of Understanding. For more information, please see the section entitled “Environmental Matters” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. During 2002, SCW supplied 87,910,000 CCF of water, 55.7% of which came from pumped sources, 41.4% was purchased, and the Bureau and SMUD supplied the remainder.

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

     On October 17, 2003 Federal government, State government, and four Southern California water agency officials, including the MWD, met to sign the Quantification Settlement Agreement (QSA) which divides up each state’s share of the Colorado River. Under the QSA, MWD will have access (as in the past) to Colorado River water and up to 1.6 million acre feet of additional water that the Imperial Irrigation District proposes to conserve and sell to the state. With the signing of this agreement California once again has access to excess Colorado River water for the next 13 years. However for the near term, excess water may not be available due to the recent drought in the Colorado watershed. MWD has also publicly stated that it is stepping up a number of efforts including desalination, conservation, recycling, transfer and storage, to increase water supplies.

     SCW’s water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. The 2003 water year, October 2002 to September 2003, has been wetter than the 2002 water year. California had 112% of normal precipitation and experienced the third wettest April in 80 years of recorded history. The slightly cooler and wetter conditions of the 2003 water year have improved our water condition. California snowpack is at 115% of average as compared to 100% last year. Statewide precipitation has been 89% of normal with northern California over 100% and the Colorado River basin at 32%. Reservoir storage is at 100% of average with most northern California levels above 100% and southern California around 85%.

     Although overall groundwater conditions remain at adequate levels, certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused SCW to increase its reliance on purchased water in its supply mix. For further information, see Part I, Item 3 in Legal Proceedings.

     A sudden and unexplained drop in groundwater water supply severely impacted SCW’s Wrightwood customer service area in the third quarter of 2002. In response to this emergency situation, SCW undertook a number of steps to provide water service, including trucking water into the area from nearby sources, bringing a formerly shut down well into service, taking steps to increase capacity at existing wells and expediting the drilling and equipping of a new well. SCW experienced increased operating costs associated with the trucking of water of approximately $1.4 million (approximately $1.26 million was incurred in 2002 and $166,000 in the first quarter of 2003). Due to the actions of SCW and conservation efforts of consumers, the situation has stabilized and the water hauling ceased at end of January 2003. Management is unable to predict the extent to which additional costs may be incurred or the extent to which additional problems may be encountered. An additional well and filtration equipment has been installed during the past 12 months and, along with voluntary conservation by the community, water supplies have been sustained throughout 2003 even though water levels in Wrightwood are still low. We will be evaluating other alternatives to secure water supply. The cause of the unexplained and sudden drop in groundwater supply has not been identified, but it is partially drought-related.

     CCWC’s Water Supply

     Arizona’s precipitation levels for the 2003 water year from October 2002 to September 2003 were between 70% and 89% of normal with the Colorado River area getting 82%. However this was a marked improvement over 2002 when precipitation was almost nonexistent. Currently, the Colorado River basin continues to experience drought conditions with precipitation at 32% of normal. Lake Powell and Lake Mead storage levels are currently at 68% of average. So far this water year inflow to Lake Powell has been 1,366,200 acre feet with outflow at 1,254,500 acre feet which is 72% of average. The April-July inflow to Lake Powell is forecast to be 6,800,000 acre feet, which is 86% of normal. Snowpack above Lake Powell is 95% of average.

     The Arizona Water Banking Authority (AWBA) was created to store Arizona’s unused Colorado River water entitlement in western, central and southern Arizona to develop long-term storage credits to: (i) firm existing water supplies for municipal and industrial users during Colorado River shortages or Central Arizona Project (CAP) service interruptions; (ii) help meet the water management objectives of the Arizona Groundwater Code; and (iii) assist in the settlement of American Indian water rights claims. The ABWA successfully recharged more than 209,000 acre-feet in 2003 allowing for the second year in a row for Arizona’s to use its full allocation of Colorado River entitlement of 2.8 million acre-feet. This banked water can be used as a hedge against future drought conditions. Further, the first curtailment of CAP deliveries in the event of shortage would occur to non-Indian agricultural users. Such users accounted for a third of CAP deliveries in 2003, creating a buffer for users such as CCWC. Though it is difficult to predict drought conditions with certainty, the activities of AWBA, and the priority for users of CAP, such as CCWC, provides an improved outlook for CCWC supplies.

     CCWC obtains its water supply from two operating wells and from Colorado River water delivered by the CAP. The majority of CCWC’s water supply is obtained from its CAP allocation and well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the well system in optimal operating condition.

     CCWC has an Assured Water Supply designation, by decision and order of the Arizona Department of Water Resources (ADWR), providing in part that, subject to its requirements, CCWC has a sufficient supply of ground water and CAP water which is physically, continuously and legally available to satisfy current and committed demands of its customers, plus at least two years of predicted demands, for 100 years.

     CCWC has, however, received a letter from the ADWR stating that the current and committed demand for water in CCWC’s service area has exceeded CCWC’s supply of water in its proven assured water supply account by 400 acre-feet per year. ADWR’s letter requires CCWC to make up this accounting deficit by securing additional water supplies and/or providing information to ADWR that would allow ADWR to issue a new decision that CCWC’s current and committed demands are within the proven available supplies in CCWC’s assured water supply account.

     The ADWR letter is part of a routine administrative review of all water providers. ADWR’s review will have no impact on CCWC’s ability to deliver water to its existing customers. CCWC has submitted an application to the ADWR to modify its designation of assured supply on February 11, 2004. If there are no objections to the application to modify CCWC’s designation of assured supply by ADWR, they may proceed to modify CCWC’s designation, subject to CCWC obtaining membership in the Central Arizona Groundwater Replenishment District.

     Notwithstanding an assured water supply designation, CCWC’s water supply may be subject to interruption or reduction, in particular owing to interruption or reduction of CAP water. In the event of interruption or reduction of CAP water, CCWC can currently rely on its well water supplies for short-term periods. However, in any event, the quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs. CCWC also has the physical capability to deliver water far in excess of that which is currently accounted for in CCWC’s assured water supply account.

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

     On November 29, 2001, the CPUC ordered us to suspend the use of the current water balancing account, and instead start a memorandum account for each offsettable expense of purchased water, purchased power and pump tax for our water service areas. Changes in water supply costs compared to the authorized amount, as well as any future authorized offset increases may directly affect our earnings. In June 2003, we received the CPUC’s authorization to increase our rates to recover the pre November 29, 2001 balance in our supply costs balancing account.

     In a decision issued on June 19, 2003 for memorandum supply accounts, the CPUC concluded that our recovery of deferred water supply costs for providing water service will be reduced if we are earning more than our authorized rate of return. Pursuant to the resolution, we filed advice letters, on September 12, 2003, seeking recovery for under-collected balance of $2.6 million for the period of November 29, 2001 through December 31, 2002. Future recovery of the under-collected balances is subject to the earning tests and the CPUC’s review of the reasonableness of the cost. For more information, see the section entitled “Accounting for Supply Costs” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation

     Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity prices in California

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

     On July 17, 2002, the CPUC approved a settlement authorizing us to include $0.077 per kilowatt-hour (KWh) in rates to recover electric power costs at our Bear Valley Electric operation. If our actual annual costs exceed this amount, we cannot recover the excess and the amount will be expensed against income. If our actual annual energy costs are less than $0.077 per KWh, we can use this difference to collect amounts previously included in the balancing account. The CPUC also has authorized SCW to collect a surcharge from its customers of 2.2¢ per Kwh for a period through August 2011, to enable SCW to recover the under-collection in its balancing account arising out of the energy crisis. SCW anticipates that the 2.2¢ surcharge on its electricity sales during this period will be sufficient to enable SCW to recover the amount of this under-collection, with interest.

     In March 2001, SCW entered into a five-year nine-month, block forward purchase contract with Mirant Marketing to supply its Bear Valley Electric customer service area with 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. Effective November 2002, SCW entered into a series of purchase power contracts with PWCC. The purchased power agreements with PWCC enable SCW to purchase a contractual volume of power at $74.65 per megawatt hour (MWh). SCW also buys additional energy from the spot market to meet peak demand and sell surplus power to the spot market from time to time. SCW should be able to recover these costs up to the annual recovery cap of $77 per MWh, unless the CPUC determines that the costs incurred by SCW for purchasing power are not reasonable. The CPUC has not yet reviewed the purchased power agreements with PWCC or SCW’s spot market practices for reasonableness.

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

     Persons that are potentially responsible for causing the contamination of groundwater supplies have also been increasingly asserting claims against water distributors on a variety of theories and have thus far successfully brought them within the class of potentially responsible parties thereby increasing the costs of seeking recovery from the potentially responsible parties and the risks associated with seeking recovery of these costs. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against these claims.

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

     Population growth and increases in the amount of water used have increased limitations on use to prevent over-drafting of groundwater basins. The importation of water from the Colorado River, one of SCW’s important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project (“CAP”) and other limitations on the amount of water that the Metropolitan Water District of Southern California is entitled to take from the Colorado River. We have also taken wells out of service due to groundwater contamination. MWD is expected to increase its efforts to secure additional supplies from conservation, desalination and water exchanges with the agricultural water users.

     CCWC obtains its water supply from operating wells and from the Colorado River through the CAP. CCWC’s water supply may be subject to interruption or reduction if there is an interruption or reduction in CAP water. In addition, CCWC’s ability to provide water service to new real estate developments is dependent upon CCWC’s ability to meet the requirements of the Arizona Department of Water Resources regarding its assured water supply account.

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

     Our earnings are greatly affected by weather during different seasons

     The demand for water and electricity varies by season. Therefore, the results of operations for one period may not indicate results to be expected in another period. For instance, most water consumption occurs during the third quarter of each year when weather tends to be hot and dry. On warm days, use of water by residential and commercial customers may be significantly greater than on cold days because of the increased use of water for outdoor landscaping. Likewise the demand for electricity in our Bear Valley Electric service area is greatly affected by winter snows. An increase in winter snows reduces the use of snow making machines at ski resorts in the Big Bear area and, as a result reduces electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions which also reduces electric revenues.

     Variability of weather from normal temperatures or changes in snow or rainfall can materially impact results of operations. As a result, weather has been and will continue to be one of the dominant factors in our financial performance.

     Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

     Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments and electric power costs in rates. We have filed for increased water rates to recover operating costs from customers in all our water regions as well as for costs associated with general office activities, but have been experiencing increasing delays in the processing of our applications. In addition, we will be seeking CPUC authorization to recover in rates for constructing an 8.4 MW natural gas-fueled generator facility to meet increasing demand in our Bear Valley customer service area.

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

     The regulatory authority’s decision can impact prospective revenues and earnings as well as overturning past decisions.

     Our business requires significant capital expenditures

     The utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. During calendar years 2003, 2002 and 2001, we spent $56,506,000, $40,655,000, and $47,570,000, respectively, for these purposes. Our budgeted capital expenditures for calendar year 2004 for these purposes are approximately $70,356,000. There is no capital expenditure for environmental control facilities budgeted for 2004.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

     Interest Rate Risk

     A significant portion of our capital structure is comprised of fixed-rate debt and some long-term variable debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. At December 31, 2003, the fair value of Registrant’s long-term debt was $277.4 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $20.7 increase in the fair value of Registrant’s long-term debt.

     Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are based on weekly market rates. At December 31, 2003, the rate was approximately 1%. Based on $6.5 million of variable-rate debt outstanding as of December 31, 2003, a hypothetical one percent rise in interest rates would not result in a material impact to earnings.

     At December 31, 2003, Registrant did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value.

     Commodity/Derivative Risk

     Registrant is exposed to commodity price risk primarily relating to changes in the market price of electricity. To manage its exposure to energy price risk, Registrant has certain block-forward purchase power contracts that qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SCW is a party to various block-forward purchase power contracts. Power purchase contracts with Mirant Marketing and PWCC executed in 2001 qualify for the exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts with PWCC executed in September 2002, however, are not treated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheet as of December 31, 2003. This resulted in a pre-tax unrealized gain of $638,000 and a pre-tax unrealized loss of $2.5 million, respectively, for the years ended December 31, 2003 and 2002. On a quarterly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of each quarter. As this contract is settled, the realized gains or losses will be recorded and the unrealized gains or losses will be reversed. Under the terms of its power purchase contracts with Mirant Marketing and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the applicable contract. In addition, SCW’s liquidity, and in certain circumstances, earnings could be adversely affected by increases in electricity prices in California. In addition, decreases in electricity prices will also result in increased unrealized losses to the Registrant under SFAS No. 133 for the contracts with PWCC.

     Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

American States Water Company
Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Capitalization - December 31, 2003 and 2002
Consolidated Statements of Income - for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Common Shareholders’ Equity - for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows - for the years ended December 31, 2003, 2002 and 2001

Southern California Water Company
Balance Sheets - December 31, 2003 and 2002
Statements of Capitalization - December 31, 2003 and 2002
Statements of Income - for the years ended December 31, 2003, 2002 and 2001
Statements of Changes in Common Shareholder’s Equity - for the years ended December 31, 2003, 2002 and 2001
Statements of Cash Flows - for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Auditors

Schedule I – Condensed Financial Information of Parent

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2003	2002
Assets
Utility Plant, at cost
Water	$726,811	$693,949
Electric	42,711	41,017

	769,522	734,966
Less – accumulated depreciation	(222,567)	(206,873)

	546,955	528,093
Construction work in progress	55,343	35,218

Net utility plant	602,298	563,311

Other Property and Investments	22,120	22,670
Current Assets
Cash and cash equivalents	12,775	18,397
Accounts receivable-customers (less allowance for doubtful accounts of $831 in 2003 and $769 in 2002)	11,758	10,833
Unbilled revenue	12,714	12,277
Other accounts receivable	10,649	2,411
Taxes receivable	—	557
Materials and supplies, at average cost	1,346	936
Regulatory assets – current	5,331	4,303
Prepayments	3,786	3,220
Deferred income taxes – current	—	914

Total current assets	58,359	53,848

Regulatory and Other Assets
Regulatory assets	57,704	49,347
Other accounts receivable	8,000	3,370
Other	8,994	8,007

Total regulatory and other assets	74,698	60,724

Total Assets	$757,475	$700,553

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2003	2002
Capitalization and Liabilities
Capitalization
Common shareholders’ equity	$212,487	$213,279
Long-term debt	229,799	231,089

Total capitalization	442,286	444,368

Current Liabilities
Notes payable to banks	56,000	35,000
Long-term debt – current	820	13,305
Accounts payable	18,774	11,600
Taxes payable	2,784	—
Accrued employee expenses	3,925	5,105
Accrued interest	1,681	1,941
Deferred income taxes – current	1,217	472
Other	10,697	10,552

Total current liabilities	95,898	77,975

Other Credits
Advances for construction	77,154	70,208
Contributions in aid of construction – net	64,297	47,751
Deferred income taxes	53,243	54,259
Unamortized investment tax credits	2,700	2,791
Accrued pension and other postretirement benefits	4,584	2,017
Regulatory liabilities	9,642	—
Other	7,671	1,184

Total other credits	219,291	178,210

Commitments and Contingencies (Notes 11 and 12)

Total Capitalization and Liabilities	$757,475	$700,553

     The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands)	2003	2002
Common Shareholders’ Equity:
Common Shares, no par value, no stated value:
Authorized: 30,000,000 shares
Outstanding: 15,212,278 shares in 2003 and 15,180,835 shares in 2002	$127,699	$25,341
Additional paid-in capital	—	101,606
Earnings reinvested in the business	84,788	86,332

	212,487	213,279

Long-Term Debt (All are of SCW unless otherwise noted)
Notes/Debentures:
5.82% notes due 2003	—	12,500
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,920	7,945
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,967	5,508
Other Debt Instruments:
8.50% fixed rate obligation due 2013	1,419	1,530
Variable Rate Obligation due 2018	521	554
Capital lease obligations	329	368
Chaparral City Water Company:
4% to 4.85% serial bonds due 2007	900	1,100
5.20% term bonds due 2011	1,000	1,000
5.40% term bonds due 2022	4,610	4,610
4.65% term bonds due 2006	115	150
5.30% term bonds due 2022	1,015	1,015
3.34% repayment contract due 2006	723	1,014

	230,619	244,394
Less: Current maturities	(820)	(13,305)

	229,799	231,089

Total Capitalization	$442,286	$444,368

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2003	2002	2001
Operating Revenues
Water	$187,163	$187,061	$181,474
Electric	24,492	21,298	15,251
Other	1,014	846	789

Total operating revenues	212,669	209,205	197,514

Operating Expenses
Water purchased	40,538	42,859	37,609
Power purchased for resale	13,867	15,818	19,662
Power purchased for pumping	10,232	10,576	9,592
Unrealized (gain) loss on purchased power contracts	(638)	2,530	—
Groundwater production assessment	7,344	7,416	6,847
Supply cost balancing accounts	6,590	(3,406)	(14,681)
Other operating expenses	18,264	16,983	17,162
Administrative and general expenses	35,726	30,010	35,108
Depreciation and amortization	19,792	18,302	17,951
Maintenance	9,932	9,839	8,640
Taxes on income	9,167	12,949	14,370
Property and other taxes	8,250	7,681	7,553

Total operating expenses	179,064	171,557	159,813

Operating Income	33,605	37,648	37,701

Other Income (Loss)
Refund of water right lease revenues, net of taxes	(3,660)	—	—
Other income (loss) – net	17	390	(510)

Total other income (loss)	(3,643)	390	(510)

Interest Charges
Interest on long-term debt	16,812	16,972	13,497
Other interest and amortization of debt expense	1,258	727	2,238

Total interest charges	18,070	17,699	15,735

Net Income	11,892	20,339	21,456
Dividends on Preferred Shares	—	(29)	(84)

Earnings Available For Common Shareholders	$11,892	$20,310	$21,372

Weighted Average Number of Common Shares Outstanding	15,200	15,144	15,120
Basic Earnings Per Common Share	$0.78	$1.34	$1.41
Weighted Average Number of Diluted Shares Outstanding	15,227	15,157	15,122
Fully Diluted Earnings Per Common Share	$0.78	$1.34	$1.41
Dividends Declared Per Common Share	$0.884	$0.872	$0.867

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares			Earnings
	Number		Additional	Reinvested
	of		Paid-in	in the
(in thousands, except per share data)	Shares	Amount	Capital	Business	Total
Balances at December 31, 2000	15,119	$25,199	$100,239	$70,948	$196,386
Add:
Net income				21,456	21,456
Deduct:
Dividends on Preferred Shares				84	84
Dividends on Common Shares-$0.867 per share				13,104	13,104

Balances at December 31, 2001	15,119	25,199	100,239	79,216	204,654
Add:
Net income				20,339	20,339
Issuance of Common Shares	62	142	1,367		1,509
Deduct:
Dividends on Preferred Shares				29	29
Dividends on Common Shares-$0.872 per share				13,194	13,194

Balances at December 31, 2002	15,181	25,341	101,606	86,332	213,279
Add:
Net income				11,892	11,892
Reclassification adjustment due to the elimination of stated value		101,606	(101,606)
Issuance of Common Shares	31	752			752
Deduct:
Dividends on Common Shares-$0.884 per share				13,436	13,436

Balances at December 31, 2003	15,212	$127,699	—	$84,788	$212,487

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$11,892	$20,339	$21,456
Adjustments for non-cash items:
Depreciation and amortization	19,792	18,302	17,951
Deferred income taxes and investment tax credits	3,196	3,222	7,642
Unrealized (gain) loss on purchased power contracts	(638)	2,530	—
Refund of water right lease revenues, net of taxes	3,660	—	—
Other – net	1,024	2,306	1,557
Changes in assets and liabilities:
Accounts receivable – customers	(925)	(276)	(76)
Unbilled revenue	(437)	(136)	(778)
Other accounts receivable	(162)	(475)	(73)
Materials and supplies	(410)	34	146
Prepayments	(566)	(727)	1,592
Regulatory assets - supply cost balancing accounts	6,590	(3,406)	(14,681)
Other assets	(3,784)	(6,209)	(3,693)
Accounts payable	7,174	(1,486)	2,465
Taxes payable	3,341	(961)	(1,741)
Other liabilities	(2,989)	(7,276)	6,085

Net cash provided	46,758	25,781	37,852

Cash Flows From Investing Activities:
Construction expenditures	(57,211)	(40,655)	(47,570)

Net cash used	(57,211)	(40,655)	(47,570)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Shares	752	1,509	—
Proceeds from issuance of long-term debt	—	—	70,000
Receipt of advances for and contributions in aid of construction	11,920	7,024	6,738
Refunds on advances for construction	(3,391)	(3,557)	(3,409)
Cash received on financing portion of purchased power contracts	1,761	—	—
Retirement or repayments of long-term debt	(13,775)	(2,098)	(735)
Redemption of Preferred Shares	—	(1,880)	—
Net change in notes payable to banks	21,000	15,000	(25,000)
Common and preferred dividends paid	(13,436)	(13,223)	(13,188)

Net cash provided	4,831	2,775	34,406

Net (decrease) increase in cash and cash equivalents	(5,622)	(12,099)	24,688
Cash and cash equivalents, beginning of year	18,397	30,496	5,808

Cash and cash equivalents, end of year	$12,775	$18,397	$30,496

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2003	2002
Assets
Utility Plant, at cost
Water	$688,079	$656,331
Electric	42,711	41,017

	730,790	697,348
Less – accumulated depreciation	(211,424)	(196,660)

	519,366	500,688
Construction work in progress	51,354	33,705

Net utility plant	570,720	534,393

Other Property and Investments	7,471	8,018

Current Assets
Cash and cash equivalents	8,306	11,677
Accounts receivable-customers (less allowance for doubtful accounts of $797 in 2003 and $729 in 2002)	11,487	10,609
Unbilled revenue	12,484	12,060
Inter-company receivable	445	1,044
Other accounts receivable	10,516	2,234
Materials and supplies, at average cost	1,322	905
Regulatory assets – current	5,331	4,303
Prepayments	3,638	3,005
Deferred income taxes - current	—	1,018

Total current assets	53,529	46,855

Regulatory and Other Assets
Regulatory assets	57,624	49,307
Other accounts receivable	8,000	3,370
Other	8,219	7,075

Total regulatory and other assets	73,843	59,752

Total Assets	$705,563	$649,018

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2003	2002
Capitalization and Liabilities
Capitalization
Common shareholder’s equity	$206,047	$207,562
Long-term debt	221,996	222,725

Total capitalization	428,043	430,287

Current Liabilities
Long-term debt – current	260	12,780
Accounts payable	17,312	10,576
Inter-company payable	34,111	13,000
Taxes payable	4,382	1,099
Accrued employee expenses	3,828	5,033
Accrued interest	1,581	1,843
Deferred income taxes – current	1,057	472
Other	10,376	10,259

Total current liabilities	72,907	55,062

Other Credits
Advances for construction	66,827	59,640
Contributions in aid of construction – net	64,023	47,480
Deferred income taxes	50,277	51,741
Unamortized investment tax credits	2,700	2,791
Accrued pension and other postretirement benefits	4,584	2,017
Regulatory liabilities	9,642	—
Other	6,560	—

Total other credits	204,613	163,669

Commitments and Contingencies (Notes 11 and 12)

Total Capitalization and Liabilities	$705,563	$649,018

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands)	2003	2002
Common Shareholder’s Equity:
Common shares, no par value
Outstanding: 110 shares in 2003 and 2002	$123,391	$123,391
Earnings reinvested in the business	82,656	84,171

	206,047	207,562

Long-Term Debt
Notes/Debentures:
5.82% notes due 2003	—	12,500
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,920	7,945
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,967	5,508
Other Debt Instruments:
8.50% fixed rate obligation due 2013	1,419	1,530
Variable rate obligation due 2018	521	554
Capital lease obligations	329	368

	222,256	235,505
Less: Current maturities	(260)	(12,780)

	221,996	222,725

Total Capitalization	$428,043	$430,287

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2003	2002	2001
Operating Revenues
Water	$181,025	$180,904	$175,204
Electric	24,492	21,298	15,251

Total operating revenues	205,517	202,202	190,455

Operating Expenses
Water purchased	39,811	42,182	37,112
Power purchased for resale	13,867	15,818	19,662
Power purchased for pumping	9,761	10,167	9,169
Unrealized (gain) loss on purchased power contracts	(638)	2,530	—
Groundwater production assessment	7,344	7,416	6,847
Supply cost balancing accounts	6,590	(3,406)	(14,681)
Other operating expenses	16,985	15,823	16,111
Administrative and general expenses	30,160	26,174	33,929
Depreciation and amortization	18,864	17,384	16,710
Maintenance	9,591	9,603	8,411
Taxes on income	10,674	13,605	14,057
Property and other taxes	7,903	7,368	7,089

Total operating expenses	170,912	164,664	154,416

Operating Income	34,605	37,538	36,039

Other Income (Loss)
Refund of water right lease revenues, net of taxes	(3,660)	—	—
Other income (loss) – net	—	318	(624)

Total other income (loss)	(3,660)	318	(624)

Interest Charges
Interest on long-term debt	16,368	16,520	13,015
Other interest and amortization of debt expense	692	116	1,562

Total interest charges	17,060	16,636	14,577

Net Income	$13,885	$21,220	$20,838

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares
	Number		Earnings
	of		Reinvested
(in thousands, except share and per share data)	Shares	Amount	in the Business	Total
Balances at December 31, 2000	100	$98,391	$70,273	$168,664
Add:
Net income			20,838	20,838
Issuance of common shares	10	25,000		25,000
Deduct:
Dividends on common shares-$123,000 per share			13,530	13,530

Balances at December 31, 2001	110	123,391	77,581	200,972
Add:
Net income			21,220	21,220
Deduct:
Dividends on common shares-$133,000 per share			14,630	14,630

Balances at December 31, 2002	110	123,391	84,171	207,562
Add:
Net income			13,885	13,885
Deduct:
Dividends on common shares-$140,000 per share			15,400	15,400

Balances at December 31, 2003	110	$123,391	$82,656	$206,047

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$13,885	$21,220	$20,838
Adjustments for non-cash items:
Depreciation and amortization	18,864	17,384	16,710
Deferred income taxes and investment tax credits	2,692	2,742	7,171
Unrealized (gain) loss on purchased power contracts	(638)	2,530	—
Refund of water right lease revenues, net of taxes	3,660	—	—
Other – net	871	2,702	(308)
Changes in assets and liabilities:
Accounts receivable – customers	(878)	(381)	(157)
Unbilled revenue	(424)	(120)	(577)
Other accounts receivable	(206)	(402)	(105)
Materials and supplies	(417)	(22)	156
Prepayments	(633)	(695)	1,446
Regulatory assets - supply cost balancing accounts	6,590	(3,406)	(14,681)
Other assets	(3,801)	(6,249)	(3,660)
Accounts payable	6,736	(2,153)	2,726
Inter-company receivable/payable	710	(1,070)	(4,344)
Taxes payable	3,283	(95)	(767)
Other liabilities	(2,930)	(7,434)	7,582

Net cash provided	47,364	24,551	32,030

Cash Flows From Investing Activities:
Construction expenditures	(53,614)	(39,488)	(47,029)

Net cash used	(53,614)	(39,488)	(47,029)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares	—	—	25,000
Proceeds from issuance of long-term debt	—	—	70,000
Receipt of advances for and contributions in aid of construction	12,255	6,912	6,315
Refunds on advances for construction	(3,488)	(3,188)	(3,019)
Cash received on financing portion of purchased power contracts	1,761	—	—
Repayments of long-term debt	(13,249)	(1,559)	(233)
Net change in inter-company borrowings	21,000	13,000	—
Net change in notes payable to banks	—	—	(45,000)
Common dividends paid	(15,400)	(14,630)	(13,530)

Net cash provided	2,879	535	39,533

Net (decrease) increase in cash and cash equivalents	(3,371)	(14,402)	24,534
Cash and cash equivalents, beginning of year	11,677	26,079	1,545

Cash and cash equivalents, end of year	$8,306	$11,677	$26,079

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

            Nature of Operations: American States Water Company (AWR) is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and Chaparral City Water Company (CCWC). SCW is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 250,000 water customers. SCW also distributes electricity in several California mountain communities serving approximately 22,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates SCW’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving approximately 12,100 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs nonregulated, water related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of ASUS or AWR. The consolidated financial statements include the accounts of AWR, SCW, ASUS and CCWC. AWR’s assets, revenues and operations are primarily those of SCW.

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

            Utility Accounting: Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the rate-making policies of the CPUC, ACC and the Federal Energy Regulatory Commission (FERC). The utility subsidiaries, SCW and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation". This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS No. 71, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2003 and 2002.

            Property and Depreciation: SCW and CCWC capitalize, as utility plant, the cost of additions, betterments and replacements of retirement units. Such cost includes labor, material and certain indirect charges. Depreciation is computed on the straight-line, remaining-life basis, based on depreciable plant as of the beginning of each year in accordance with Registrant’s rate making process. For the years 2003, 2002 and 2001 the aggregate provisions for depreciation for SCW approximated 3.0% for its water distribution unit, and approximately 4.0%, 3.8% and 4.1% for its electric unit for the years 2003, 2002, 2001, respectively. The aggregate provision for depreciation for CCWC was 2.5% for each of the same three years. Expenditures for maintenance and repairs are expensed as incurred. Replaced or retired property costs are charged to the accumulated provision for depreciation.

            Estimated useful lives of Registrant’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 50 years
Other plant	7 years to 40 years

Note 1 - Summary of Significant Accounting Policies (Continued)

            Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This Statement retains the fundamental provisions of SFAS No. 121 for the measurement and recognition of the impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 resolves implementation issues related to SFAS No. 121, and retains the amendments in SFAS No. 121 pertaining to regulatory assets under SFAS No. 71 and SFAS No. 90, “Regulated Enterprises – Accounting for Abandonments and Disallowances of Plant Costs.” Effective January 1, 2002, Registrant adopted SFAS No. 144. The adoption of SFAS No. 144 did not have an impact on Registrant’s consolidated financial statements.

            Goodwill: At December 31, 2003 and 2002, Registrant had approximately $12.3 million of goodwill included in “Other Property and Investments”. The goodwill represents the difference between the aggregate purchase price and the fair value of CCWC’s net assets acquired at the time of closing, and was being amortized over a period of 40 years. Effective January 1, 2002, Registrant adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142. Pursuant to SFAS No. 142, AWR completed its transitional goodwill impairment evaluation and determined that none of the recorded goodwill was impaired. As a result of the adoption of SFAS No. 142, the amortization of this goodwill ceased effective January 1, 2002. In accordance with SFAS No. 142, goodwill is tested for impairment at least annually and more frequently if circumstances indicate that it may be impaired. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The amount by which carrying value exceeds fair value represents the amount of goodwill impairment. Current year analysis indicated no impairment.

            The following table reflects Registrant’s earnings available for Common Shareholders and earnings per share adjusted to reflect the discontinuance of periodic goodwill amortization for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
(dollars in thousands except EPS)
Earnings available for Common Shareholders:
As reported	$11,892	$20,310	$21,372
Add back goodwill amortization, net of tax	—	—	191

As adjusted	$11,892	$20,310	$21,563

Basic earnings per share:
As reported	$0.78	$1.34	$1.41
Add back goodwill amortization, net of tax	—	—	0.01

As adjusted	$0.78	$1.34	$1.42

Diluted earnings per share:
As reported	$0.78	$1.34	$1.41
Add back goodwill amortization, net of tax	—	—	0.01

As adjusted	$0.78	$1.34	$1.42

            Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. The Company’s cash and cash equivalents are held with financial institutions with high credit standings.

            Interest: Interest is generally not capitalized for financial reporting purposes as such policy is not followed in Registrant’s ratemaking process. Interest expense is fully recovered through the regulatory process as incurred.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

            Fully Diluted Earnings Per Common Share: Diluted earnings per Common Share are based upon the weighted average number of Common Shares including both outstanding and shares potentially issued in connection with stock options granted under Registrant’s 2000 Stock Incentive Plan, and net income after deducting preferred dividend requirements. At December 31, 2003, 2002 and 2001, there were 333,679, 237,610 and 135,970 options outstanding, respectively. Outstanding stock options issued by the Registrant represent the only dilutive effect reflected in diluted weighted average shares outstanding. The difference between basic and diluted EPS is the effect of stock options that, under the treasury share method, give rise to common stock equivalents.

            Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are capitalized and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding.

            Other Credits and Liabilities: For SCW, advances for construction represent amounts advanced by developers, which are generally refundable at rates ranging from 10% to 22% of the revenue received from the installations for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property. For CCWC, advances for construction represent amounts advanced by developers which are refundable over 10 to 20 years. Refund amounts under the contracts are based on annual revenues from the extensions.

            In October 2003, Registrant entered into a Premium Finance Agreement with a third-party to finance the Company’s annual insurance premiums for the 2003-2004 policy year. Total amount financed was approximately $2.0 million and is payable in nine equal monthly installments beginning on November 1, 2003, and bears an annual interest rate of 2.4%. As of December 31, 2003, approximately $1.3 million remained outstanding under this agreement and has been included in “Other” current liabilities on the balance sheets.

            Derivative Instrument: Registrant has certain block-forward purchase power contracts that are subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. Certain of these contracts qualify as an exception provided under the Statement for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. This Statement, as amended, became effective for Registrant’s financial statements at the beginning of fiscal year 2001. This Statement did not have any impact on Registrant’s financial statements at the time of adoption.

            During 2002, SCW became a party to block-forward purchase power contracts that qualify as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation (PWCC) which became effective in November 2002 have not been designated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheets as of December 31, 2003 and 2002. This resulted in a pre-tax unrealized gain of $638,000 and a pre-tax unrealized loss of $2.5 million in 2003 and 2002, respectively. On a quarterly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the quarter. As this contract is settled, the realized gains or losses will be recorded in power purchased for resale, and the unrealized gains or losses will be reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications.

Note 1 - Summary of Significant Accounting Policies (Continued)

            Under the terms of its power purchase contracts with Mirant Americas Energy Marketing, LP (“Mirant Marketing”) and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. SCW will be in default under the terms of these contracts if its debt is rated less than BBB- by Standard & Poor’s Ratings Service (“S&P”) or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc (“Moody’s”). SCW currently has a rating of A+ by S & P and A2 by Moody’s. Fitch does not rate SCW.

            Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk.

            Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by Registrant. Rates available to Registrant at December 31, 2003 and 2002 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2003		2002
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt–SCW	$222,256	$269,081	$235,505	$280,877
Long-term debt-CCWC	8,363	8,305	8,889	8,779

Total AWR	$230,619	$277,386	$244,394	$289,656

            Stock Options: Registrant has a Stock Incentive Plan, which is described more fully in Note 10. Registrant applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees", in accounting for its stock options which uses the intrinsic value method. Accordingly, no compensation expense for the Plan has been recognized for options granted at fair value at the date of grant. Registrant has also adopted the “disclosure-only” requirements of SFAS No. 123, “Accounting for Stock-Based Compensation". If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options, net income and earnings per share applicable to common shareholders would have been changed to the pro forma amounts indicted below.

	2003	2002	2001
(dollars in thousands except EPS)
Earnings available for common shareholders:
As reported	$11,892	$20,310	$21,372
Add: Stock-based compensation expense included in reported net income, net of tax	—	—	—
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(288)	(258)	(139)

Pro forma	$11,604	$20,052	$21,233

Basic earnings per share:
As reported	$0.78	$1.34	$1.41
Pro forma	$0.76	$1.32	$1.40

Diluted earnings per share:
As reported	$0.78	$1.34	$1.41
Pro forma	$0.76	$1.32	$1.40

Note 1 - Summary of Significant Accounting Policies (Continued)

            New Accounting Pronouncements: The following are recent accounting pronouncements that were adopted effective January 1, 2003 or will be effective in 2004:

            - Effective January 1, 2003, Registrant adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be destroyed and filled at the time of removal. As such, the regulated subsidiaries of AWR incur asset retirement obligations. Retirement costs have historically been recovered through rates at the time of retirement. Accordingly, at implementation of SFAS No. 143, the cumulative effect has been reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet. With regards to other long-lived assets, such assets either have indefinite lives or there is no legal obligation to retire the asset.

            Upon adoption of SFAS No. 143 on January 1, 2003, Registrant recorded the fair value of the asset retirement obligation of $13.2 million at its net present value of $2.7 million, increased depreciable assets by $0.4 million for asset retirement costs, increased regulatory assets by $2.5 million and increased accumulated depreciation by $0.2 million. Amounts recorded under SFAS No. 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Estimating the fair value of the costs of removal were determined based on third party costs

            The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations (“ARO”) which is included in “Other Credits” on the balance sheets as of December 31, 2003 (in thousands):

	Year Ended December 31, 2003
	Balance at Adoption	Liabilities	Liabilities		Balance At
	January 1, 2003	Incurred	Settled	Accretion	December 31, 2003
ARO – SCW	$2,700	$21	—	$239	$2,960
ARO– CCWC	18	20	—	3	41

Total AWR	$2,718	$41	—	$242	$3,001

            If SFAS No. 143 had been in place on January 1, 2002, Registrant’s ARO as of that date would not have differed significantly from amounts recorded as of January 1, 2003 upon adoption. If the standard had been applied retroactively for the years ended December 31, 2002 and 2001, it would not have had any impact on Registrant’s results of operations.

     - SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”: Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, are met. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 provisions were effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have any impact on Registrant’s financial position, results of operations or cash flows.

Note 1 - Summary of Significant Accounting Policies (Continued)

     - SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”: This Statement addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Costs addressed by SFAS No. 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. This Statement was effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an effect on Registrant’s financial position, results of operations or cash flows as Registrant did not exit, discontinue or restructure any of its operations. However, unknown at this time, the timing of expense recognition in Registrant’s financial statements for future restructuring, exit or disposal activities could differ significantly.

     - SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”: This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Although Registrant is required to comply with the requirements of SFAS No. 148 beginning January 1, 2003, the Company has elected to continue to apply the recognition and measurement provisions of APB No. 25. Therefore, SFAS No. 148 did not have any impact on Registrant’s financial position, results of operations or cash flows. Registrant adopted the “disclosure-only” requirements of SFAS No. 148, which are included in Note 1 above.

            - In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. Registrant has not entered into or modified any contracts or designated any hedging relationships after June 30, 2003. This Statement also requires that any financing element of a derivative contract should be included in cash flows from financing activities in the Statement of Cash Flows. For the year ended December 31, 2003, Registrant has reflected in its Statement of Cash Flows approximately $1.8 million related to the financing portion of the purchased power contracts with PWCC.

            - In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This Statement was effective July 1, 2003. Registrant does not have any financial instruments with characteristics of both liabilities and equity.

            - FASB Interpretation No. 45: “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on Registrant’s financial position, results of operations or cash flows.

            - FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” – This interpretation expands upon existing guidance that addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and to determine when and which business enterprise should consolidate the variable interest entity (the “primary beneficiary”). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. In December 2003, the FASB deliberated a partial deferral of and certain proposed modifications to FIN 46 to address certain implementation issues. The FASB decided that all of the proposed modifications will be incorporated directly into a revised FIN 46 (FIN 46-R), rather than into a new interpretation that amends FIN 46. FIN 46-R will incorporate much of the guidance previously issued in FIN 46. FIN 46 and FIN 46-R are effective by March 15, 2004. The adoption of FIN 46 and FIN 46-R is not expected to have a material impact on Registrant’s financial position, results of operations or cash flows.

Note 1 - Summary of Significant Accounting Policies (Continued)

            - SFAS No. 132 (Revised), “Employers’ Disclosures About Pensions and Other Postretirement Benefits – An Amendment of FASB Statements Nos. 87, 88, and 106 and a revision of FASB Statement No. 132”: This statement revises employers’ disclosures about pension plans and other postretirement benefits plans. It does not change the measurement or recognition of those plans. The new disclosures were generally effective for 2003 calendar year-end financial statements. Registrant has included the new disclosures in Note 9.

     Note 2 – Regulatory Matters

            In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	As of December 31,
(In thousands)	2003	2002
SCW
Supply cost balancing accounts	$24,432	$27,470
Costs deferred for future recovery on Aerojet case	16,177	13,660
Flow-through taxes, net (Note 8)	10,690	10,817
Transmission line abandonment costs	5,000	—
Asset retirement obligations	2,729	—
Low income balancing accounts	1,462	993
Refund of water right lease revenues	(6,177)	—
Revenues subject to refund	(3,465)	—
Other regulatory assets	2,465	670

Total SCW	$53,313	$53,610

CCWC
Asset retirement obligations	$40	$—
Other regulatory assets	40	40

Total AWR	$53,393	$53,650

Supply Cost Balancing Accounts:

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

Note 2 – Regulatory Matters (Continued)

            In a decision issued on June 19, 2003 related to the memorandum supply cost account, the CPUC concluded that (i) if a utility is within its 3-year rate case cycle and does not earn in excess of its authorized rate of return, the utility is entitled to recover its costs in the memorandum supply cost account, subject to a reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns in excess of its authorized rate-of-return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate-of-return, and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually by March 31. Pursuant to the resolution, SCW filed advice letters on September 12, 2003 seeking recovery of an under-collected balance of $2.6 million for the period November 29, 2001 through December 31, 2002. Upon receiving approval from the CPUC, SCW will recognize the authorized under-collected amount as supply cost balancing accounts on its books. As of December 31, 2003, SCW has an under-collection of approximately $5.5 million in its memorandum supply cost account, including the $2.6 million filed with the CPUC. SCW intends to file advice letters annually by March 31. Amounts included in the memorandum supply cost account are not capitalized until a rate order is received from the CPUC.

            With respect to pre-November 29, 2001 water supply balancing accounts, SCW has a net under-collection amount of $1.7 million recorded at December 31, 2003, the majority of which has been included in rates authorized on June 19, 2003.

            Electric Balancing Account – Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $22.7 million at December 31, 2003. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable SCW to recover the under-collection. SCW sold 132,849,639, 131,826,314 and 126,910,985 kilowatt hours of electricity to its Bear Valley Electric division customers for the years ended December 31, 2003, 2002 and 2001, respectively. SCW anticipates electricity sales to be sufficient during this period for it to recover the amount of the under-collection. SCW is allowed to include only up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. During the years ended December 31, 2003 and 2002, approximately $240,000 and $718,000, respectively, were expensed.

            CCWC, subject to regulation by the ACC, does not maintain balancing accounts and increases in costs are normally expensed as incurred and recovered through adjustments in general rate case applications.

Costs Deferred for Future Recovery:

            As discussed in Note 12, SCW sued Aerojet-General Corporation (“Aerojet”) for causing the contamination of the Sacramento County Groundwater Basin servicing SCW wells. On a related matter, SCW also filed a lawsuit against the State of California. The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others. As of December 31, 2003 and 2002, approximately $16.2 million and $13.7 million, respectively, has been recorded as a non-yielding regulatory asset representing primarily legal costs incurred to date in connection with prosecuting the cases. At this time, management believes these costs are recoverable either through rates or a settlement agreement with Aerojet, but cannot give assurance that the CPUC will ultimately allow recovery of all or any of these costs.

Transmission Line Abandonment Costs:

            The ability of SCW to deliver purchased power to customers in its Bear Valley Electric service area is limited by the ability of the transmission facilities owned by Southern California Edison Company (Edison) to transmit this power. As more fully discussed in Note 11, SCW filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. A settlement has been reached between SCW and Edison, in which SCW is to pay a $5 million project abandonment fee to Edison. Edison will then file an application to the FERC for approval of the entire $5 million settlement payment as abandoned project costs to be included in Edison’s wholesale rate charged to SCW over a 15 year period which will be recovered through the supply cost balancing account. Management believes that the FERC’s approval of Edison’s filing is probable and the abandonment costs included in Edison’s wholesale rate to SCW are recoverable through rates. As a result, the $5 million obligation to Edison arising from the settlement was recorded as a regulatory asset during the fourth quarter of 2003.

Note 2 – Regulatory Matters (Continued)

Asset Retirement Obligations:

            As more fully discussed in Note 1, effective January 1, 2003, Registrant adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Because retirement costs have historically been recovered through rates at the time of retirement, at implementation of SFAS No. 143, the cumulative effect has been reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

Low Income Balancing Accounts:

            This regulatory asset reflects primarily the costs of implementing the California Alternate Rates for Water (“CARW”) program in SCW’s Region II and Region III to date. This program mandated by the CPUC provides a 15% discount for qualified low-income individuals. The low income balancing account was established in May 2002 to track all the discounts and costs related to this program for future recovery in rates. The Company anticipates the discounts for low income families will eventually be incorporated in SCW’s base rates to customers.

Refund of Water Right Lease Revenues:

            In 1994, SCW entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights to the American River, and has included all associated revenues in a non-operating income account. The issue was raised by the Office of Ratepayer Advocates (“ORA”) in SCW’s Region III proceedings. In a decision issued on March 16, 2004, the CPUC determined that SCW failed to seek the CPUC’s approval to effectuate the lease and is to pay a fine of $180,000. The decision also ordered SCW to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, SCW recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income (less $2.5 million of taxes) during the fourth quarter of 2003. Management disagrees with the CPUC’s decision and intends to file an appeal to the decision in which it will vigorously defend its position.

Revenues Subject to Refund:

            Registrant recorded a $3.5 million pre-tax charge to earnings in the fourth quarter of 2003 to reflect a Proposed Decision issued by the CPUC. As required by the Proposed Decision issued by the CPUC on December 19, 2003, SCW will be required to refund to customers approximately $3.5 million in net proceeds received from potentially responsible parties since 1998 for the contamination of the Company’s groundwater supply. Management believes the refund is probable and as a result, SCW established a regulatory liability as of December 31, 2003.

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

Note 2 – Regulatory Matters (Continued)

            On August 17, 2001, SCW filed an application with the CPUC seeking recovery of an average cost of $87 per megawatt hour (MWh) for electric energy purchased pursuant to power purchase contracts with Mirant Marketing and PWCC. On July 17, 2002, CPUC approved a settlement agreement reached among SCW, all intervening parties and the Office of Ratepayer Advocates. As discussed earlier, the authorization permits SCW to recover $77 per MWh of purchased power costs through rates. SCW is allowed to include its actual purchased power costs up to an average annual weighted cost of $77 per MWh each year, through August 2011, in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential would offset amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW would not be able to include these amounts in its balancing account and such amounts would be expensed against income.

            In October 2002, SCW filed an application to increase water rates in the customer service areas that comprise Region III. SCW also filed a concurrent application requesting a rate increase applicable to SCW’s entire customer base to recover costs associated with the general office functions of SCW. On March 16, 2004, the CPUC issued its decision under which the new approved water rates will generate an initial annual increase in revenues of approximately $8.9 million.

Note 3 – Utility Plant

     The following table shows Registrant’s utility plant by major class (in thousands):

	SCW		AWR
	December 31,		December 31,
	2003	2002	2003	2002
Water
Land	$8,998	$7,909	$9,270	$8,181
Source of water supply	37,099	33,288	40,564	36,746
Pumping	84,819	82,058	86,142	83,299
Water treatment	30,794	26,478	36,472	32,079
Transmission and distribution	450,279	434,611	476,863	460,512
General	76,090	71,987	77,500	73,132

	688,079	656,331	726,811	693,949

Electric
Transmission and distribution	38,089	36,846	38,089	36,846
General	4,622	4,171	4,622	4,171

	42,711	41,017	42,711	41,017
Less - accumulated depreciation	(211,424)	(196,660)	(222,567)	(206,873)
Construction work in progress	51,354	33,705	55,343	35,218

Net utility plant	$570,720	$534,393	$602,298	$563,311

Note 4 - Capital Stock

            During the 2003 Annual Meeting of shareholders held on May 20, 2003, shareholders approved the elimination of all references to stated value in the Company’s Articles of Incorporation. As a result, a reclassification adjustment of $101.6 million was made that eliminated Registrant’s additional paid-in capital.

            All Preferred Shares, including the 4%, 41/4% and 5% Series, were fully redeemed at the option of AWR during 2002. At December 31, 2003 and 2002, there were no Preferred Shares outstanding. The redemption price per share for each series of $25 Preferred Shares was $27.00, $26.50 and $25.25 for the 4%, 41/4% and 5% Series, respectively, plus accrued and unpaid dividends to the redemption date.

Note 4 - Capital Stock (Continued)

            On June 7, 2002, Registrant completed a 3-for-2 stock split of Common Shares for the holders of record on May 15, 2002. Earnings per share and number of shares have been retroactively restated for all periods presented to reflect the stock split.

            AWR has a Registration Statement on file with the Securities and Exchange Commission for issuance, from time to time, of up to $60 million in aggregate in Common Shares, Preferred Shares and/or debt securities. As of December 31, 2003, approximately $31,080,000 remained for issuance under this Registration Statement.

            During the year ended December 31, 2003, Registrant issued 14,295 and 14,735 Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (DRP) and 401(k) Plan, respectively. There are 695,084 and 49,171 Common Shares authorized but unissued under the DRP and the 401(k) Plan, respectively, at December 31, 2003. Shares reserved for the 401(k) Plan are in relation to Company matching contributions and for investment purposes by participants. During the year ended December 31, 2002, Registrant issued 30,180 and 31,211 Common Shares under the Registrant’s DRP and 401(k) Plan, respectively. For the year ended December 31, 2001, all shares issued under Registrant’s DRP and the 401(k) Plan were purchased on the open market.

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

Note 5 – Dividend Limitations

            On February 3, 2004, AWR declared a regular quarterly dividend of $0.221 per common share. The dividend, totaling approximately $3.4 million, was paid on March 1, 2004 to common shareholders of record at the close of business on February 9, 2004. In 2003, 2002 and 2001, AWR paid quarterly dividends to the shareholders, totaling approximately $13.4 million or $0.884 per share, $13.2 million or $0.872 per share, and $13.1 million or $0.867 per share, respectively. AWR’s ability to pay cash dividends on common stock outstanding depends primarily upon cash flows from its SCW subsidiary.

Note 5 – Dividend Limitations

            SCW is subject to contractual restrictions on its ability to pay dividends. SCW’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $154.9 million was available to pay dividends to AWR as of December 31, 2003. Dividends in the amount of $15,400,000, $14,630,000 and $13,530,000, were paid to AWR by SCW in 2003, 2002 and 2001, respectively.

            The ability of AWR, ASUS and SCW to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $84.8 million of retained earnings for AWR was available to pay dividends to Common Shareholders at December 31, 2003. Approximately $82.7 million was available from the retained earnings of SCW to pay dividends to AWR. At December 31, 2003, ASUS was not allowed to pay dividends to AWR under the California tests.

            CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to the maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $4.4 million was available to pay dividends to AWR at December 31, 2003. Dividends in an amount of $1,003,000 were paid to AWR in 2001 by CCWC. There were no dividends distributed from CCWC to AWR in 2003 or 2002.

Note 6 - Bank Debt

            AWR paid off a $25 million non-revolving credit facility on January 2, 2002. In June 2002, AWR established a new $75 million syndicated credit facility. Under the terms of this facility, either AWR or SCW may obtain letters of credit for up to an aggregate of $15 million. At December 31, 2003, $56 million in cash borrowings was outstanding under this facility, $19 million of which was used to fund AWR’s activities, $34 million was used to fund SCW’s operations and is included in inter-company payables on SCW’s balance sheets as of December 31, 2003, and $3.0 million was used to fund ASUS activities. Additionally, SCW has obtained letters of credit, in the amount of $7,481,000 in aggregate, including (1) a letter of credit with a fee of 0.625%, which expires February 6, 2005, in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District, (2) a letter of credit with an annual fee of 0.625%, which expires on October 1, 2004, in the amount of $600,000 as security for the deductible in the Company’s business automobile insurance policy, and (3) a letter of credit with a fee of 0.625%, which expires March 31, 2005 in an amount, which varies from $270,000 to $585,000 during the year as security for the purchase of power. There were no compensating balances required. Loans can be obtained at the option of Registrant and bear interest at rates based on credit ratings and Euro rate margins.

            Registrant’s short-term borrowing activities (excluding Letters of Credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2003	2002	2001
Balance Outstanding at December 31,	$56,000	$35,000	$20,000
Interest Rate at December 31,	1.78%	2.16%	2.82%
Average Amount Outstanding	$34,638	$6,811	$34,748
Weighted Average Annual Interest Rate	1.84%	2.49%	4.65%
Maximum Amount Outstanding	$56,000	$35,000	$50,000

     There were no short-term borrowing activities at CCWC.

Note 7 – Long-Term Debt

            Registrant’s long-term debt consists primarily of Notes and Debentures. The Company summarizes its long-term debt in the Statements of Capitalization. No new long-term debt was issued in 2003 and 2002. In October 2003, the 5.82% Notes totaling $12,500,000 matured. Proceeds from short-term bank borrowings were used to repay the Notes. SCW has no mortgage debt, and leases and other similar financial arrangements are not material. Redemption of certain of the long-term debt issues outstanding as of December 31, 2003 and 2002 can be made in whole or in part at the option of SCW subject to redemption schedules embedded in the agreements particular to each issue. With the exception of the 9.56% Notes, the redemption premiums in effect for 2003 range up to 7% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value.

            CCWC has long-term Industrial Development Authority Bonds (IDA Bonds) and a repayment contract due 2006. Substantially all of the utility plant of CCWC is pledged as collateral for its IDA Bonds. The Bond Agreement, among other things, (i) requires CCWC to maintain certain financial ratios, (ii) restricts CCWC’s ability to incur additional debt, make liens, sell, lease or dispose of assets, merge with another corporation, and pay dividends, and (iii) requires CCWC to establish a debt service reserve fund held in trust for future payments, which totaled $655,760 and $658,774 as of December 31, 2003 and 2002, respectively.

            AWR - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $820,000, $887,000, $646,000, $608,000, $620,000 and $227,038,000 for the five years ending December 31, 2004 through 2008 and thereafter, respectively.

            SCW - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $260,000, $289,000, $305,000, $328,000, $320,000 and $220,754,000 for the five years ending December 31, 2004 through 2008 and thereafter, respectively.

Note 8 - Taxes on Income

     Registrant provides deferred income taxes for temporary differences under SFAS No. 109, “Accounting for Income Taxes,” for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements. The most significant items are the tax effects of accelerated depreciation, the supply cost balancing accounts and advances for, and contributions-in-aid-of-, construction. SFAS No. 109 also requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Given that the CPUC has consistently permitted the recovery of flowed-through tax effects, SCW has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities (Note 2). Deferred investment tax credits are amortized ratably to the nonoperating deferred tax provision over the lives of the property giving rise to the credits.

     The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2003 and 2002 were:

	AWR		SWC
	December 31,		December 31,
(dollars in thousands)	2003	2002	2003	2002
Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes	$2,088	$2,054	$2,088	$2,054
Accrued regulatory liabilities	3,929	—	3,929	—
Unrealized loss	771	863	771	863
Contributions and advances	9,575	9,076	9,945	9,446
California state tax	975	1,970	1,158	2,091

	$17,338	$13,963	$17,891	$14,454

Deferred tax liabilities:
Fixed assets	$(42,555)	$(38,818)	$(41,049)	$(37,359)
Regulatory-asset-related: depreciation and other	(12,778)	(12,828)	(12,778)	(12,828)
Other property related	(957)	(779)	(957)	(778)
Other nonproperty related	(1,136)	(736)	(69)	(65)
Balancing accounts	(10,554)	(11,679)	(10,554)	(11,679)
Deferred charges	(3,818)	(2,940)	(3,818)	(2,940)

	(71,798)	(67,780)	(69,225)	(65,649)

Accumulated deferred income taxes - net	$(54,460)	$(53,817)	$(51,334)	$(51,195)

     The current and deferred components of income tax expense were as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2003	2002	2001
Current
Federal	$3,285	$6,709	$4,569
State	2,785	1,769	1,387

Total current tax expense	6,070	$8,478	$5,956

Deferred – Federal and State:
Accelerated depreciation	4,935	4,509	3,335
Balancing accounts	(1,125)	1,156	6,436
California privilege year franchise tax	995	(1,128)	(1,015)
Accrued regulatory liabilities	(3,929)	—	—
Other	(194)	207	(657)

Total deferred tax expense	682	$4,744	$8,099

Total income tax expense	$6,752	$13,222	$14,055

Income taxes included in operating expenses	$9,167	$12,949	$14,370
Income taxes included in other income and expenses – net	(2,415)	273	(315)

Total income tax expense	$6,752	$13,222	$14,055

Note 8 - Taxes on Income (Continued)

	SCW
	Year Ended December 31,
(dollars in thousands)	2003	2002	2001
Current
Federal	$4,846	$8,085	$4,337
State	3,225	2,092	1,303

Total current tax expense	8,071	$10,177	$5,640

Deferred – Federal and State:
Accelerated depreciation	4,769	4,409	3,230
Balancing accounts	(1,125)	1,156	6,436
California privilege year franchise tax	933	(1,176)	(985)
Accrued regulatory liabilities	(3,929)	—	—
Other	(470)	(706)	(650)

Total deferred tax expense	178	$3,683	$8,031

Total income tax expense	$8,249	$13,860	$13,671

Income taxes included in operating expenses	$10,674	$13,605	$14,057
Income taxes included in other income and expenses – net	(2,425)	255	(386)

Total income tax expense	$8,249	$13,860	$13,671

     The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2003	2002	2001
Federal taxes on pre-tax income at statutory rate	$6,525	$11,746	$12,426
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	1,000	1,859	1,885
Flow through on fixed assets	(94)	169	166
Investment tax credit	(91)	(91)	(91)
Other – net	(588)	(461)	(331)

Total income tax expense	$6,752	$13,222	$14,055

Pre-tax income	18,644	$33,561	$35,511

Effective income tax rate	36.2%	39.4%	39.6%

	SCW
	Year Ended December 31,
(dollars in thousands, except percent)	2003	2002	2001
Federal taxes on pre-tax income at statutory rate	$7,747	$12,278	$12,078
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	1,299	1,949	1,737
Flow through on fixed assets	(94)	169	166
Investment tax credit	(91)	(91)	(91)
Other – net	(612)	(445)	(219)

Total income tax expense	$8,249	$13,860	$13,671

Pre-tax income	22,134	$35,080	$34,509

Effective income tax rate	37.3%	39.5%	39.6%

Note 9 - Employee Benefit Plans

Pension and Postretirement Plans:

     Registrant maintains a pension plan (the “Plan”) that provides eligible employees (those aged 21 and older, with one year of service) monthly benefits upon retirement based on average salaries and length of service. The normal retirement benefit is equal to 2% of the five highest consecutive years average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option; however, for terminations on or after January 1, 2004, the early retirement provisions changed increasing benefits under the Plan for employees who retire prior to age 65. The eligibility requirements for early retirement are age 55 and 5 years of vesting service. This Plan amendment is expected to increase Registrant’s annual pension cost by approximately 5%. Annual contributions are made to the Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (ERISA).

     Registrant also provides all active employees medical, dental and vision care benefits through a medical insurance plan (“Other Postretirement Benefits”). Eligible employees, who retired prior to age 65, and/or their spouses, were able to retain the benefits under the active plan until reaching age 65. Eligible employees upon reaching age 65, and those employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit. Registrant’s postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

     The CPUC issued a decision, which provides for the recovery in rates of tax-deductible contributions made to a separate trust fund. In accordance with that decision, Registrant established two separate trusts in 1995, one for those retirees who were subject to a collective bargaining agreement and another for all other retirees. Registrant’s funding policy is to contribute annually an amount at least equal to the revenues authorized to be collected through rates for postretirement benefit costs. Postretirement benefit costs for 1993, 1994 and 1995 were estimated at a total of $1.6 million and have been recorded as a regulatory asset for recovery over a 20-year period. The unamortized balance at December 31, 2003 and 2002 was $324,852 and $386,676, respectively.

     At December 31, 2003, Registrant had 782 participants in the Plan, 73 of these are employees covered by collective bargaining agreements. One collective bargaining agreement expires in 2004 and one should have expired in 2002, but has been extended by mutual consent of the parties involved until a new contract is ratified.

     At December 31, 2003, the accumulated benefit obligation of the Plan exceeded the related plan assets at the measurement date. In accordance with accounting standards, Registrant’s balance sheets include an additional minimum liability, with a corresponding charge to an intangible asset. The following table sets forth the Plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued postretirement liability at December 31, 2003 and 2002:

Note 9 - Employee Benefit Plans (Continued)

			Other Postretirement
	Pension Benefits		Benefits
(dollars in thousands)	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit Obligation at beginning of year	$49,073	$43,830	$8,160	$4,939
Service Cost	2,180	2,091	347	294
Interest Cost	3,200	3,061	556	507
Actuarial Loss/(Gain)	4,859	1,797	851	2,703
Plan Amendment	1,377	—	—	—
Benefits Paid	(1,770)	(1,706)	(291)	(283)

Benefit Obligation at end of year	$58,919	$49,073	$9,623	$8,160

Changes in Plan Assets:
Fair Value of Plan Assets at beginning of year	$39,758	$42,004	$2,682	$2,192
Actual Return of Plan Assets	6,195	(2,058)	22	32
Employer Contributions *	2,494	1,518	885	741
Benefits Paid	(1,770)	(1,706)	(291)	(283)

Fair Value of Plan Assets at end of year	$46,677	$39,758	$3,298	$2,682

* Registrant expects to contribute $2,676,000 and $865,000 to pension and postretirement plans in 2004, respectively.

Reconciliation of Funded Status:
Funded Status	($12,242)	($9,315)	($6,325)	($5,478)
Unrecognized Transition Obligation	—	—	4,610	5,030
Unrecognized Net Loss/(Gain)	10,458	9,358	2,584	1,627
Unrecognized Prior Service Cost	1,646	320	(2,429)	(2,629)

Prepaid/(Accrued) Pension Cost	($138)	$363	($1,560)	($1,450)

Amounts recognized on the balance sheets:
Prepaid benefit cost	—	$363	—	—
Accrued benefit liability	($1,208)	—	($1,560)	($1,450)
Intangible assets	1,070	—	N/A	N/A
Accumulated other comprehensive income	—	—	N/A	N/A

Net amount recognized	($138)	$363	($1,560)	($1,450)

Additional year-end information for plans with an accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$58,919	$49,073	$9,623	$8,159
Accumulated benefit obligation	47,886	39,126	N/A	N/A
Fair value of plan assets	46,677	39,758	3,298	2,682
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Note 9 - Employee Benefit Plans (Continued)

     The components of net periodic pension and postretirement benefits cost for 2003, 2002, 2001 are as follows:

				Other Postretirement
	Pension Benefits			Benefits
(dollars in thousands)	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefits Cost:
Service Cost	$2,180	$2,091	$1,868	$347	$294	$115
Interest Cost	3,200	3,061	2,877	556	507	335
Expected Return on Plan Assets	(2,715)	(3,365)	(3,548)	(209)	(196)	(177)
Amortization of Transition	—	—	—	419	419	419
Amortization of Prior Service Cost	52	52	44	(199)	(199)	(199)
Amortization of Actuarial (gain) loss	278	—	—	81	22	(72)

Net Periodic Pension Cost	$2,995	$1,839	$1,241	$995	$847	$421

Weighted-average assumptions used to determine net periodic cost:
Discount Rate	6.75%	7.25%	7.25%	6.75%	7.25%	7.25%
Expected long-term return on Plan assets	7.00%	8.00%	8.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

*	7.0% for union plan, 4.2% for non-union, net of income taxes in 2003, and 8.0% in 2002 and 2001

     A sliding scale for assumed health care cost increases was used for the periods presented. In 2003 and 2002, health care cost increases started at 12.0% grading down to 5.0% in 10 years for those under age 65, and at 14.0% grading down to 4.5% in 10 years for post 65. In 2001, health care cost increases started at 8.5% then graded down ½ percentage point each year to the ultimate rate of 5% after 6 years.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
(dollars in thousands)	Increase	Decrease
Effect on Total of Service and Interest Cost Components	$72	($61)
Effect on Postretirement Benefit Obligation	$750	($641)

Plan Assets:

     Registrant’s pension and postretirement plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Pension Benefits		Other Postretirement Benefits
Asset Category	2003	2002	2003	2002
Actual Asset Allocations:
Equity securities	41%	31%	0%	0%
Debt securities	51%	58%	0%	0%
Cash equivalents	0%	0%	100%	100%
All other	8%	11%	0%	0%

Total	100%	100%	100%	100%

     Equity securities include AWR’s stock in the amount of $738,450 (1.6% of total plan assets) and $683,805 (1.7% of total plan assets) as of December 31, 2003 and 2002, respectively.

Note 9 - Employee Benefit Plans (Continued)

Target Asset Allocations for 2004:	Pension Benefits	Other Postretirement Benefits
Equity securities	40%	40%
Debt securities	60%	60%

Total	100%	100%

Determination of the Expected Long-Term Rate of Return on Assets:

     To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.0% long-term rate of return on assets assumption.

     Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates. Registrant may invest such funds in qualified instruments to achieve the desired return objective and minimize recovery through rates. During 2004, the Registrant intends to invest the funds in the postretirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on asset similar to the pension plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7% long-term rate of return on assets assumption.

Supplemental Executive Retirement Plan:

     Registrant has a Supplemental Executive Retirement Plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of the Company by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. As of December 31, 2003 and 2002, the benefits are unfunded.

     During 2003, amendments affecting the SERP were approved which increased the related benefit obligation. The increase was primarily due to an amendment related to a change in the early retirement provisions. At December 31, 2003, the accumulated benefit obligation of the SERP exceeded the related plan assets at the measurement date. In accordance with accounting standards, Registrant’s balance sheets include an additional minimum liability, with a corresponding charge to an intangible asset.

     The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2003 and 2002:

(dollars in thousands)	2003	2002
Change in Benefit Obligation:
Benefit Obligation at beginning of year	$567	$513
Service Cost	39	27
Interest Cost	43	27
Actuarial Loss/(Gain)	92	—
Plan Amendment	1,220	—
Benefits Paid	(2)	—

Benefit Obligation at end of year	$1,959	$567

Reconciliation of Funded Status:
Funded Status	($1,959)	($567)
Unrecognized Actuarial (Gain) Loss	(499)	—
Unrecognized Prior Service Cost	1,762	—

Prepaid/(Accrued) Pension Cost	($696)	($567)

Amounts recognized on the balance sheets:
Accrued benefit liability	($1,285)	($567)
Intangible assets	589	—

Net amount recognized	($696)	($567)

Note 9 - Employee Benefit Plans (Continued)

     The components of SERP expense for 2003, 2002, and 2001 are as follows:

(dollars in thousands)	2003	2002	2001
Components of Net Periodic Benefits Cost:
Service Cost	$39	$27	$24
Interest Cost	43	27	24
Amortization of Prior Service Cost	49	—	—

Net Periodic Pension Cost	$131	$54	$48

Weighted-average assumptions used to determine net periodic cost and benefit obligation:
Discount Rate	6.25%	7.25%	7.25%
Salary Assumption	4.00%	4.00%	4.00%

401(k) Investment Incentive Program

     Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Company contributions to the 401(k) are based upon a percentage of individual employee contributions and, for 2003, 2002 and 2001, totaled $1,031,793, $975,687 and $953,938, respectively.

Directors Plan

     Registrant has a Retirement Plan for Non-Employee Directors. This Non-Employee Directors Plan provides annual benefits to an eligible director in an amount equal to the annual retainer in effect at the director’s date of retirement. Benefits are payable in monthly installments for a period equal to the shortest of (a) the period he or she was a director or (b) 10 years. Benefits are payable to directors after the age of 62 and after retirement from the Board. As of December 31, 2003, liability recorded for this plan totaled $530,500.

Note 10 – Stock Compensation Plan

     Registrant established a 2000 Stock Incentive Plan (the “2000 Plan”) adopted at the Shareholders’ Annual Meeting in 2000 to provide stock-based incentives as a means of promoting the success of the Company by attracting, retaining and aligning the interests of employees with those of shareholders generally. There are 750,000 Common Shares reserved for issuance under the 2000 Plan.

     All stock options are granted at the fair market value of the underlying stock on the date of the grant, accordingly, no compensation expense was recognized during the years ended December 31, 2003, 2002 and 2001. The fair value of stock options used to compute pro forma net income and earnings per share disclosures discussed in Note 1, is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2003	2002	2001
Weighted-average fair value of option granted	$4.91	$4.98	$4.82
Risk-free rate of return	3.10%	4.30%	4.86%
Dividend yield	3.60%	3.90%	4.30%
Expected volatility	29.80%	28.14%	27.84%
Expected life	5	5	5

     Stock option transactions relating to the 2000 Stock Incentive Plan are summarized below:

	2003		2002		2001
	Option	Weighted	Option	Weighted	Option	Weighted
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	237,610	$22.66	135,970	$22.03	67,985	$20.83
Granted	150,400	23.15	116,775	23.43	68,985	23.21
Exercised	—	—	—	—	—	—
Cancelled	(54,331)	22.78	(15,135)	23.03	(1,000)	22.02

Options outstanding at end of year	333,679	$22.86	237,610	$22.66	135,970	$22.03

Options exercisable at end of year	166,436	22.45	65,118	$21.62	22,662	$20.83

     One-third of the stock options granted become exercisable on each of the first three anniversaries of the grant date, but may be exercised earlier if there is a change in control of the Company. The stock options generally expire ten years from the date of grant. Weighted average remaining contractual life at December 31, 2003 is 7.97 years. Exercise prices of options outstanding at December 31, 2003 ranged from $20.83 to $23.43 per share.

Note 11 - Business Risks and Commitments

     Registrant’s utility operations are engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues in 2003, which is about the same percentage as in 2002 and 2001. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, and general business conditions. Cooler and wetter weather conditions experienced in 2003 in most of SCW’s service areas as compared to 2002 resulted in a decrease in water demand.

     SCW’s Water Supply

     During 2003, approximately 43.2% of SCW’s water supply was purchased from wholesalers of imported water, with the remainder produced from Company wells. The long-term availability of imported water supplies is dependent upon, among other things, drought conditions throughout the state of California, increases in population, water quality standards, legislation that may potentially reduce water supplies and issues related to California’s allocation of Colorado River water. Reservoir storage in California statewide stood at 100% of normal in February of 2004.

     CCWC’s Water Supply

     Arizona’s precipitation levels for the 2003 water year were between 70% and 89% of normal with the Colorado River area getting 82%. However this was a marked improvement over 2002 when precipitation was almost nonexistent. The Colorado River basin continues to experience drought conditions with precipitation at 32% of normal. Lake Powell and Lake Mead storage levels are currently at 68% of average. So far this water year inflow to Lake Powell has been 1,366,200 acre feet with outflow at 1,254,500 acre feet which is 72% of average. The April-July inflow to Lake Powell is forecast to be 6,800,000 acre feet, which is 86% of normal. Snowpack above Lake Powell is 95% of average.

     The Arizona Water Banking Authority (AWBA) was created to store Arizona’s unused Colorado River water entitlement in western, central and southern Arizona to develop long-term storage credits to: (i) firm existing water supplies for municipal and industrial users during Colorado River shortages or Central Arizona Project (CAP) service interruptions; (ii) help meet the water management objectives of the Arizona Groundwater Code; and (iii) assist in the settlement of American Indian water rights claims. The ABWA successfully recharged more than 209,000 acre-feet in 2003 allowing for the second year in a row for Arizona to use its full allocation of Colorado River entitlement of 2.8 million acre-feet. This banked water can be used as a hedge against future drought conditions. Further, the first curtailment of CAP deliveries in the event of shortage would occur to non-Indian agricultural users. Such users accounted for a third of CAP deliveries in 2003, creating a buffer for users such as CCWC. Though it is difficult to predict drought conditions with certainty, the activities of AWBA, and the priority for users of CAP, such as CCWC, provides an improved outlook for CCWC supplies.

     CCWC obtains its water supply from two operating wells and from Colorado River water delivered by the CAP. The majority of CCWC’s water supply is obtained from its CAP allocation and well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the well system in optimal operating condition.

     CCWC has an Assured Water Supply designation, by decision and order of the Arizona Department of Water Resources (ADWR), providing in part that, subject to its requirements, CCWC has a sufficient supply of ground water and CAP water which is physically, continuously and legally available to satisfy current and committed demands of its customers, plus at least two years of predicted demands, for 100 years.

     CCWC has, however, received a letter from the ADWR stating that the current and committed demand for water in CCWC’s service area has exceeded CCWC’s supply of water in its proven assured water supply account by 400 acre-feet per year. ADWR’s letter requires CCWC to make up this accounting deficit by securing additional water supplies and/or providing information to ADWR that would allow ADWR to issue a new decision that CCWC’s current and committed demands are within the proven available supplies in CCWC’s assured water supply account.

Note 11 - Business Risks and Commitments (Continued)

     The ADWR letter is part of a routine administrative review of all water providers. ADWR’s review will have no impact on CCWC’s ability to deliver water to its existing customers. CCWC has submitted an application to the ADWR to modify its designation of assured supply on February 11, 2004. If there are no objections to the application to modify CCWC’s designation of assured supply by ADWR, they may proceed to modify CCWC’s designation, subject to CCWC obtaining membership in the Central Arizona Groundwater Replenishment District.

     Notwithstanding an assured water supply designation, CCWC’s water supply may be subject to interruption or reduction, in particular owing to interruption or reduction of CAP water. In the event of interruption or reduction of CAP water, CCWC can currently rely on its well water supplies for short-term periods. However, in any event, the quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs. CCWC has the physical capability to deliver water in excess of that which is currently accounted for in CCWC’s assured water supply account.

     MCO Properties, Inc. (MCO), a real estate developer and former owners of CCWC, has filed a complaint against AWR and CCWC in the Superior Court of Maricopa County on June 6, 2003 alleging breach of contract, breach of implied covenant of good faith and fair dealing, interference with prospective economic advantage, negligence and negligent misrepresentation and seeking a declaratory judgment. The complaint arises out of allegations by MCO that AWR has failed to comply with the terms of the Stock Purchase Agreement between AWR and MCO pursuant to which AWR acquired CCWC from MCO and has thereby interfered with MCO’s ability to develop its real property in the Town of Fountain Hills. A revised complaint was filed on December 12, 2003 further alleging that CCWC did not maintain its designation of assured water supply as required in the Stock Purchase Agreement. Similar allegations have been filed by MCO against CCWC with the Arizona Corporation Commission. There have been settlement discussions seeking to resolve these issues (Note 12).

     In addition, to the actions described above with respect to CCWC’s assured water supply designation, ADWR and CCWC have agreed that the Town of Fountain Hills may approve and record final parcel plats for subdivisions for which CCWC has entered into written commitments to provide water service, conditional on (i) ADWR sending a notification to the Town that ADWR has approved a modification to CCWC’s designation or otherwise has determined that CCWC has enough water for current and committed demands including the subdivision, and (ii) MCO not submitting a request to the State Real Estate Commissioner for a public report for the subdivision in advance of ADWR’s issuance of the notification to the Town.

     Bear Valley Electric

     All electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. In March 2001, SCW entered into a five-year nine-month, block forward purchase contract with Mirant Marketing to supply its Bear Valley Electric customer service area with 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. SCW has filed a complaint with the FERC seeking to reduce the rates in the Mirant Marketing contract to a just and reasonable price. On December 19, 2002 the FERC issued an initial decision denying SCW’s complaint. SCW has appealed the initial decision but anticipates that it is unlikely that FERC will grant its request to reduce these charges. In June 2003, the FERC issued a final order denying SCW’s complaint. On November 10, 2003, the FERC denied SCW’s rehearing request. SCW is currently reviewing its options with respect to the FERC’s latest order denying rehearing and is determining if it will appeal the decision in Federal Court. In June 2001, SCW also executed a three-year, block forward purchase agreement with PWCC for an additional 8 MWs of electric energy to meet Bear Valley Electric’s peak winter demands at a price of $75 per MWh for the first year, $48 per MWh for the second year and $36 per MWh for the third year.

     Effective November 2002, SCW entered into a series of purchase power contracts with PWCC. Under the agreements, SCW will exchange 15 MWs of electric energy with PWCC at $74.65 per MWh that results in an upfront payment of $20.35 per MWh for 15 MWs over the period beginning November 1, 2002 through December 31, 2006. This upfront payment is being recorded as a reduction of purchased power costs which are included in the supply cost balancing account. In addition, 8 MWs of electric energy are also being sold to PWCC at the prices set forth in the June 2001 energy purchase agreement with PWCC, and 8 MWs are being purchased at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 through March 31, 2008 and for the period November 1, 2008 through December 31, 2008. Total commitments under these agreements amount to $71.9 million with $12 million due each year through December 31, 2008.

Note 11 - Business Risks and Commitments (Continued)

     The average minimum load at SCW’s Bear Valley Electric customer service area has been approximately 14 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating.

     On July 17, 2002, the CPUC approved a settlement agreement reached among SCW, all intervening parties and the Office of Ratepayer Advocates, which permits SCW to recover $77 per MWh of purchased power costs through rates, effective immediately thereafter. SCW will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011,in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. In 2003 and 2002, approximately $0.2 million and $0.7 million, respectively, was expensed. As a result of the settlement, SCW is also permitted to collect a surcharge of 2.2¢ per kilowatt hour from its customers for up to ten years commencing August 2001 to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account, with interest, incurred by SCW during the energy crisis in 2000-2001.

     Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power. As a means of meeting these increasing demands for energy, SCW is constructing a natural gas-fueled 8.4 MW generation facility to be owned by SCW. A Certificate of Public Convenience and Necessity filed with the CPUC seeking authorization for construction of the generation facility was approved on July 10, 2003. It is expected that the generator will be on line during the second quarter of 2004, and should assist SCW in controlling its spot purchase prices.

     SCW has been, in conjunction with Edison, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric Service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project, violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. SCW has also sought declaratory relief from Edison’s claims. To date, SCW has spent approximately $3.4 million in this matter, all of which has been expensed. A settlement has been reached between SCW and Edison, in which (i) SCW is to pay Edison $5.0 million as the cost of abandoning and terminating the 115kv Project, (ii) Edison shall make a filing the FERC to include the cost into a FERC rate schedule under the Transmission Service Agreement between SCW and Edison, and (iii) Edison is to sell the Goldhill substation and associated transmission line to SCW at its book value. Management believes that the FERC’s approval on Edison’s filing is probable and this cost is within the meaning of the CPUC’s Code of “Abandonment Fee” which is recoverable through the supply cost balancing account. As a result, the $5.0 million obligation to Edison arising from this settlement was recorded as a liability with a corresponding amount to a regulatory asset in the fourth quarter of 2003. A final settlement agreement was reached on March 17, 2004.

     Operating Leases

     Registrant leases equipment and facilities primarily for its Regional and District offices under non-cancelable operating leases with varying terms, provisions, and expiration dates. During 2003, 2002 and 2001, Registrant’s consolidated rent expense was $2,187,008, $1,992,889 and $1,893,337, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2003 are as follows:

2004	$2,013,136
2005	1,772,953
2006	1,236,079
2007	731,300
2008	404,461
Thereafter	4,020

Total:	$6,161,949

     There is no material difference between the consolidated operations of AWR and the operations of SCW in regards to the future minimum payments under long-term non-cancelable operating leases.

Note 12 - Contingencies

     Water Quality-Related Litigation:

     SCW has been named as a defendant in twenty-two lawsuits that allege that SCW and other water utilities, delivered unsafe water to their customers. Plaintiffs in these actions seek damages, including general, special, and punitive damages, according to proof at trial, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief. Nineteen of the lawsuits involve customer service areas located in Los Angeles County in the southern portion of California; three of the lawsuits involve a customer service area located in Sacramento County in northern California. On September 1, 1999, the Court of Appeal in San Francisco held that the CPUC had preemptive jurisdiction over regulated public utilities and ordered dismissal of a series of these lawsuits. On October 11, 1999, one group of plaintiffs appealed the decision to the California Supreme Court.

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

     SCW is subject to self-insured retention provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. SCW’s various insurance carriers have, to date, provided reimbursement for costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights. In addition, on March 16, 2004, the CPUC issued a decision which authorizes SCW to establish a memorandum account to accumulate costs to comply with certain contamination remediation requirements for future recovery. Based on the decision, SCW reversed $1.0 million of water quality related reserves into income during the fourth quarter of 2003.

     Order Instituting Investigation (OII):

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

     The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. As of December 31, 2003 and 2002, SCW had incurred a net cost of $890,000 related to the OII for which it had established a reserve in prior years due to uncertainty of recoverability. In a decision issued by the CPUC on March 16, 2004 on SCW’s filing for its Region III and general office functions, SCW is now allowed to recover these cost through a special condition surcharge over a twelve-month period. Based on the decision, SCW reversed the $890,000 OII reserve into income during the fourth quarter of 2003.

Note 12 – Contingencies (Continued)

     Other Water Quality Litigation:

     On October 25, 1999, SCW filed a lawsuit against the State of California and its State Water Resources Control Board, Central Valley Regional Water Quality Control Board, and Department of Toxic Substances Control (collectively, the “State”) alleging that the State had substantially participated in a project to inject chemical pollution into portions of the Sacramento County groundwater basin and that pollution is progressively destroying the groundwater supply in SCW’s Rancho Cordova water system. SCW and the State have entered into a comprehensive $2,475,000 settlement for all of SCW’s claims against the State, contingent upon the court’s approval of the good faith of the settlement, which SCW received in full during the third quarter of 2003.

     In a separate case, also filed on October 25, 1999, SCW sued Aerojet-General Corporation (Aerojet) for causing the contamination of eastern portions of the Sacramento County groundwater basin. A cross complaint filed by Aerojet against SCW for negligence and constituting a public nuisance was voluntarily dismissed by Aerojet in October 2002. On October 10, 2003, Registrant entered into a confidential Memorandum of Understanding (“MOU”) with the Aerojet-General subsidiary of GenCorp, Inc. for the settlement of legal actions brought by SCW. The MOU sets forth the present financial terms and the structure of a settlement to cover, over time, capital and litigation related costs incurred by SCW resulting from the contamination. The MOU and the settlement embodied therein was found to be binding by the Sacramento Superior Court on January 18, 2004. Further documentation incorporating the terms of the MOU is presently underway. However, documentation is not complete and management is presently unable to predict when a comprehensive set of settlement documents will be completed.

     Based on the financial terms in the MOU, SCW established a receivable from Aerojet in an amount of $16.7 million at the end of 2003, of which $8.7 million has been received in early 2004 and is included in current “Other Accounts Receivable” on the balance sheets. The remainder of the costs is subject to further settlement documentation. Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. Prior to the MOU, Aerojet had reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply.

     In an action related to the draft settlement agreement, Registrant and Aerojet have signed three separate agreements requiring Aerojet to pay for certain infrastructure and upgrades to the Coloma Treatment Plant as a contingency plan should additional wells be impacted prior to the high summer demand period of 2004. The value of the three agreements approximates $6.8 million in capital improvements. In addition, SCW is in negotiations with the County of Sacramento regarding a replacement of water supply.

     The CPUC has previously authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the suits filed against the State and Aerojet, less any recovery from the defendants or others. As of December 31, 2003, approximately $16.2 million in legal and consulting related costs has been recorded as deferred charges and included in “Regulatory Assets” on the balance sheets. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million, in expenses that were incurred on or before August 31, 2000, in the Aerojet matter recorded as a regulatory asset (Note 2). As part of an abbreviated application for SCW’s Region I, SCW requested a long-term amortization of the balance of costs included in the Aerojet litigation memorandum account, net of any reimbursement amount. The draft agreement also addresses the possible recovery of SCW’s deferred charges through revenues in new development areas. Management believes these costs are recoverable either through rates or the settlement agreement with Aerojet. It is management’s intention to offset any settlement that may occur from these actions against the balance in the memorandum accounts at the time of settlement.

Note 12 – Contingencies (Continued)

     The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time, SCW has been working with the Regional Water Quality Control Board as well as the owner of a service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier. A settlement with Chevron has been reached and a filing has been made for dismissal by the Court. The impacted well may need to be removed permanently from service and the settlement with Chevron is expected to afford SCW sufficient funds to commence site development and construction of a replacement well.

     Perchlorate and/or Volatile Organic Compounds (VOC) have been detected in five wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in the federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

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

     As discussed previously, MCO has filed a complaint against AWR and CCWC in the Superior Court of Maricopa County (CV 2003-011184) on June 6, 2003 alleging breach of contract, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, negligence and negligent misrepresentation and seeking a declaratory judgment. The complaint arises out of allegations by MCO that AWR has failed to comply with the terms of the Stock Purchase Agreement between MCO and AWR pursuant to which AWR acquired CCWC from MCO and has thereby interfered with MCO’s ability to develop its real property in the Town of Fountain Hills. A revised complaint was filed on December 12, 2003 further alleging that CCWC has not maintained its designation of assured supply as required in the Stock Purchase Agreement. Similar allegations have been filed by MCO against CCWC with the Arizona Corporation Commission (Docket No. W-02113A-3-0383). There have been settlement discussions seeking to resolve these issues. In addition, CCWC has undertaken actions that it believes will enable it to continue to maintain its assured water supply designation in a manner that will enable CCWC to provide water service to new real estate developments in the Town of Fountain Hills, including properties owned by MCO. AWR and Arizona Department of Water Resources (“ADWR”) have also agreed that the Town of Fountain Hills may approve and record final parcel plats for subdivisions for which CCWC has entered into written commitments to provide water service, conditional on (i) ADWR sending a notification to the Town that ADWR has approved a modification to CCWC’s designation or otherwise has determined that CCWC has enough water for current and committed demands including the subdivision, and (ii) MCO not submitting a request to the State Real Estate Commissioner for a public report for the subdivision in advance of ADWR’s issuance of the notification to the Town.

Note 12 - Contingencies (Continued)

     Condemnation of Properties:

     The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is in the public interest. In addition, however, the laws of the State of California also provide: (1) that the owner of the utility property may contest whether the condemnation is actually in the public interest; and (2) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken. Although the City of Claremont, California located in SCW’s Region III has not initiated the formal condemnation process pursuant to California law, the City hired a consultant to perform an appraisal of the value of Registrant’s water system serving that city. SCW intends to vigorously defend itself against any condemnation action initiated by the City.

     Other Litigation:

     Registrant is also subject to ordinary routine litigation incidental to its business. Other than those disclosed above, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Note 13 - Construction Program

Construction Program

     SCW maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW’s Board of Directors has approved anticipated net capital expenditures for 2004 principally reflecting water supply related projects such as drilling and equipping of new wells, building a new reservoir, and distribution and street improvement projects. As of December 31, 2003, SCW has unconditional purchase obligations for capital projects of approximately $12.5 million.

     CCWC’s Board of Directors has approved a net capital budget for 2004 primarily reflecting a new treatment center building and distribution improvement on its Golden Eagle Plant.

     AWR and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments.

     Registrant does not have any material capital expenditures for specific environmental control facilities or measures.

Note 14 - Business Segments

     AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water-service utility operation conducted through its CCWC unit, and a nonregulated activity unit through the ASUS subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS are conducted in California and Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s operating segments, CCWC and nonregulated businesses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to the Company.

	As Of And For The Year Ended December 31, 2003
	SCW		CCWC	Non-		Consolidated
(dollars in thousands)	Water	Electric	Water	Regulated*	Eliminations	AWR
Operating revenues	$181,025	$24,492	$6,221	$1,014	($83)	$212,669
Operating income (loss) before income taxes	45,996	(717)	1,409	(3,916)		42,772
Interest expense, net	15,664	1,396	475	535		18,070
Identifiable assets	533,837	36,883	31,481	97		602,298
Depreciation and amortization expense	17,298	1,566	921	7		19,792
Capital additions	41,627	11,987	3,558	39		57,211

	As Of And For The Year Ended December 31, 2002
	SCW		CCWC		Consolidated
(dollars in thousands)	Water	Electric	Water	Nonregulated*	AWR
Operating revenues	$180,904	$21,298	$6,157	$846	$209,205
Operating income (loss) before income taxes	46,974	4,169	1,749	(2,295)	50,597
Interest expense, net	15,275	1,361	482	581	17,699
Identifiable assets	507,802	26,591	28,851	67	563,311
Depreciation and amortization expense	15,914	1,470	918	—	18,302
Capital additions	$38,581	$907	$1,100	$67	$40,655

	As Of And For The Year Ended December 31, 2001
	SCW		CCWC		Consolidated
(dollars in thousands)	Water	Electric	Water	Nonregulated*	AWR
Operating revenues	$175,204	$15,251	$6,270	$789	$197,514
Operating income (loss) before income taxes	54,037	(3,941)	1,915	60	52,071
Interest expense, net	13,385	1,192	527	631	15,735
Identifiable assets	484,002	27,182	28,658	—	539,842
Depreciation and amortization expense	15,264	1,446	1,241	—	17,951
Capital additions	$44,773	$2,256	$541	—	$47,570

* Includes amounts from ASUS and AWR.

Note 15 - Allowance for Doubtful Accounts

     The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2003, 2002 and 2001 for AWR and SCW are as follows:

	AWR
	December 31,
(dollars in thousands)	2003	2002	2001
Balance at beginning of year	$769	$972	$510
Provision charged to expense	518	324	1,033
Accounts written off, net of recoveries	(456)	(527)	(571)

Balance at end of year	$831	$769	$972

	SCW
	December 31,
(dollars in thousands)	2003	2002	2001
Balance at beginning of year	$729	$951	$498
Provision charged to expense	512	290	998
Accounts written off, net of recoveries	(444)	(512)	(545)

Balance at end of year	$797	$729	$951

     Neither AWR nor ASUS have established any provision for doubtful accounts.

Note 16 – Supplemental Cash Flow Information

     The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			SCW
	December 31,			December 31,
	2003	2002	2001	2003	2002	2001
Taxes and Interest Paid:
Income taxes paid	$2,134	$11,297	$7,089	$4,190	$11,624	$6,602
Interest paid	$18,247	$18,150	$15,634	$17,370	$17,101	$14,461
Non-Cash Transactions:
Property installed by developers and conveyed	$3,414	$2,247	$1,919	$3,414	$2,247	$1,919
Intangible asset – SFAS 87 minimum liability	$1,624	—	—	$1,624	—	—
Liability assumed from Edison Settlement that is expected to receive regulatory treatment	$5,000	—	—	$5,000	—	—
Receivable recorded for amounts to be reimbursed by Aerojet for capital projects	$12,706	—	—	$12,706	—	—
Adoption of new accounting standard for ARO:
Regulatory Asset	$2,495	—	—	$2,479	—	—
Utility Plant, net	223	—	—	221	—	—
Asset Retirement Obligations	(2,718)	—	—	(2,700)	—	—

Note 17 - Selected Quarterly Financial Data (Unaudited)

     The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of basic earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2003
	Operating	Operating		Basic Earnings
(in thousands, except per share amounts)	Revenues	Income	Net Income	Per Share
First Quarter	$46,676	$7,555	$2,990	$0.20
Second Quarter	51,817	7,419	2,911	0.19
Third Quarter	63,725	12,179	7,796	0.51
Fourth Quarter (1)	50,451	6,452	(1,805)	(0.12)

Year	$212,669	$33,605	$11,892	$0.78

	SCW
	For The Year Ended December 31, 2003
	Operating	Operating
(in thousands)	Revenues	Income	Net Income
First Quarter	$45,173	$7,417	$3,124
Second Quarter	50,043	8,012	3,761
Third Quarter	61,683	12,416	8,256
Fourth Quarter (1)	48,618	6,760	(1,256)

Year	$205,517	$34,605	$13,885

(1)	Fourth quarter of 2003 reflects the following:

•	a $3.5 million pre-tax charge to earnings to reflect a Proposed Decision issued by the CPUC (Note 2). As required by the Proposed Decision issued by the CPUC on December 19, 2003, SCW will be required to refund to customers approximately $3.5 million in net proceeds received from potentially responsible parties since 1998 for the contamination of the Company’s groundwater supply.

•	a $6.2 million pre-tax charge to earning to reflect decision issued by the CPUC on March 16, 2004. The decision ordered SCW to refund 70 percent of the total amount of lease revenues received by the City of Folsom since 1994, plus interest, to customers (Note 2).

Note 17 - Selected Quarterly Financial Data (Unaudited) (Continued)

	AWR
	For The Year Ended December 31, 2002
	Operating	Operating		Basic Earnings
(in thousands, except per share amounts)	Revenues	Income	Net Income	Per Share
First Quarter	$44,485	$7,918	$3,807	$0.25
Second Quarter	52,802	9,886	5,435	0.36
Third Quarter	61,612	11,864	7,639	0.50
Fourth Quarter (2)	50,306	7,980	3,458	0.23

Year	$209,205	$37,648	$20,339	$1.34

	SCW
	For The Year Ended December 31, 2002
	Operating	Operating
(in thousands)	Revenues	Income	Net Income
First Quarter	$42,940	$7,851	$4,014
Second Quarter	50,907	9,791	5,596
Third Quarter	59,581	11,716	7,730
Fourth Quarter (2)	48,774	8,180	3,880

Year	$202,202	$37,538	$21,220

(2)	Fourth quarter of 2002 reflects the reversal of $6.5 million reserve for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area, and $2.5 million unrealized loss on purchased power contracts pursuant to SFAS No. 133.

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

     The independent accountants, PricewaterhouseCoopers LLP, have performed an audit of the consolidated financial statements in accordance with generally accepted auditing standards. Their audit gave consideration to Registrant’s system of internal accounting control as a basis for establishing the nature, timing and scope of their work. The result of their work is expressed in their Report of Independent Auditors.

s/	FLOYD E. WICKS	s/	McCLELLAN HARRIS III

	Floyd E. Wicks		McClellan Harris III
	President, Chief Executive Officer		Chief Financial Officer,
Sr. Vice President - Finance,
Treasurer and Corporate Secretary

March 23, 2004

Report of Independent Auditors

To the Board of Directors and Shareholders
of American States Water Company

In our opinion, the accompanying consolidated balance sheets and consolidated statements of capitalization and the related consolidated statements of income, of changes in common shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (the Company) and Southern California Water Company (SCW) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s and SCW’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying consolidated financial statements, on January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143 and began accruing for asset retirement obligations.

As discussed in Note 1 to the accompanying consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 and changed its method of accounting for goodwill.

PricewaterhouseCoopers LLP
Los Angeles, California
March 17, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     Registrant has established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In accordance with Exchange Act Rules 13a-15 and 15d-15, Registrant carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Registrant has been reviewing the procedures and controls for development of its tax accruals and current and deferred tax estimates. In the fourth quarter of 2003, Registrant completed this review of its processes and controls for developing its tax provision and related balances. This culminated in the development of a formal procedure for the development and review of the tax balances and estimates. Registrant hired a new tax manager to carry out the review and to implement and comply with the formal procedures.

     In addition, Registrant has formalized procedures in place, covering the bidding of capital projects. These procedures are designed to achieve the lowest bid price from qualified contractors as well as to promote diversity among contractors. The procedures also provide for bypass of a formal bid process for emergency situations. Registrant has recently discovered that a greater than anticipated percentage of contracts in certain areas were being awarded on an emergency basis and to fewer than anticipated contractors. Certain of those contracts are being further scrutinized by Registrant. In addition, two executives involved in awarding such capital contracts have been terminated, in part, for perceived failures to adequately follow Registrant’s procedures. Registrant is evaluating its bidding procedures for capital projects as a part of its review of internal controls in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and may, based on the results of this review, modify those procedures in order to ensure that the Company’s objectives are being met in a consistent manner.

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

Item 14. Principal Accounting Fees and Services

     Information responsive to Part III, Item 14 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled “Information on Independent Public Accountants” and is incorporated herein by reference pursuant to General Instruction G(3).

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

(b)	No reports on Form 8-K were filed with the SEC during the fourth quarter of 2003.

(c)	Exhibits -

3.1	By-Laws of American States Water Company incorporated herein by reference to Registrant’s Form 8-K, dated November 2, 1998.

3.2	Amended and Restated By-laws of Southern California Water Company incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2002.

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2002.

3.3.1	Restated Articles of Incorporation of Southern California Water Company incorporated herein by reference to Registrant’s Form 8-K, dated January 20, 1999.

4.1	Amended and Restated Rights Agreement, dated January 25, 1999, by and between American States Water Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1998.

4.2	Indenture, dated September 1, 1993 between Southern California Water Company and Chemical Trust Company of California incorporated herein by reference to Registrant’s Form 8-K.

10.1	Agreement of Merger dated as of June 25, 1998 by and among Southern California Water Company, SCW Acquisition Corp. and American States Water Company incorporated herein by reference to Registrant’s Form 8-K, dated July 1, 1998.

10.2	Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151. (2)

10.3	Second Sublease dated October 5, 1984 between Southern California Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151.

10.4	Note Agreement dated as of May 15, 1991 between Southern California Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991.

10.5	Schedule of omitted Note Agreements, dated May 15, 1991, between Southern California Water Company and Transamerica Annuity Life Insurance Company, and Southern California Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991.

10.6	Loan Agreement between California Pollution Control Financing Authority and Southern California Water Company, dated as of December 1, 1996 incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1998.

10.7	Agreement for Financing Capital Improvement dated as of June 2, 1992 between Southern California Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1992.

10.8	Water Supply Agreement dated as of June 1, 1994 between Southern California Water Company and Central Coast Water Authority incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1994.

10.9	Amended and Restated Retirement Plan for Non-Employee Directors of American States Water Company, dated as of October 25, 1999, incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1999. (2)

10.10	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Rule 424 (b) (3) filing dated October 27, 1999.

10.11	Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between American States Water Company, Southern California Water Company and certain executives incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1999.(2)

10.12	Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between Southern California Water Company and certain executives incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1999.(2)

10.13	Southern California Water Company Pension Restoration Plan incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1999.(2)

10.14	American States Water Company Annual Incentive Plan as amended April 29, 2002 incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002. (2)

10.15	American States Water Company amended 2000 Stock Incentive Plan incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2003. (2)

10.16	Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA,, dated as of December 1, 1997 incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000.

10.17	Delivery Agreement between Central Arizona Water Conservation District and Chaparral City Water Company, dated as of December 6, 1984 incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000.

10.18	Repayment Contract between the United States Bureau of Reclamation and Chaparral City Water Company, dated as of December 6, 1984 for construction of a delivery and storage system to transport CAP water incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000.

10.19	Energy Transaction Confirmation with Mirant Americas Energy Marketing, LP incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended March 31, 2001.

10.20	Power Purchase Agreement in June 2001 between Southern California Water Company and Pinnacle West Capital Corporation incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 2001.

10.21	Western Systems Power Pool Agreement incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 2001.

10.22	Automated Power Exchange Master Service and Participation Agreement incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2001.

10.23	American States Water Company Three-Year Dividend Equivalent Right Certificate incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002. (2)

10.24	Power Purchase Agreement dated September 3, 2002 between Southern California Water Company and Pinnacle West Capital Corporation incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2002.

10.25	Amendment to the Credit Agreement between American States Water Company dated June 6, 2002 with Wells Fargo Bank, N.A., as Administrative Agent incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2002(1).

21.	Subsidiaries of Registrant incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1998.

23.	Consent of Independent Public Accountants. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(d)	None.

(1) Filed concurrently herewith

(2) Management contract or compensatory arrangement

(3) Furnished concurrently herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STATES WATER COMPANY and its subsidiary SOUTHERN CALIFORNIA WATER COMPANY
By:	/s/ McCLELLAN HARRIS III
Sr. Vice President-Finance, Chief Financial Officer,
Treasurer and Secretary

Date:	March 23, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS Lloyd E. Ross Chairman of the Board and Director		March 23, 2004

/s/ FLOYD E. WICKS Floyd E. Wicks Principal Executive Officer, President, CEO and Director		March 23, 2004

/s/ McCLELLAN HARRIS III McClellan Harris III Principal Financial and Accounting Officer, Sr. VP-Finance, CFO, Treasurer and Secretary		March 23, 2004

/s/ JAMES L. ANDERSON James L. Anderson Director		March 23, 2004

/s/ JEAN E. AUER Jean E. Auer Director		March 23, 2004

/s/ N.P. DODGE, JR. N.P. Dodge, Jr. Director		March 23, 2004

/s/ ANNE M. HOLLOWAY Anne M. Holloway Director		March 23, 2004

/s/ ROBERT F. KATHOL Robert F. Kathol Director		March 23, 2004

Report of Independent Auditors on
Financial Statement Schedules

To the Board of Directors
of American States Water Company

Our audits of the consolidated financial statements referred to in our report dated March 17, 2004 appearing in the 2003 Annual Report to Shareholders of American States Water Company (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California
March 17, 2004

AMERICAN STATES WATER COMPANY

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2003	2002
Assets
Cash and equivalents	$2,141	$2,297
Inter-company receivables	37,111	12,597
Other current assets	351	1,335

Total current assets	39,603	16,229

Investments in subsidiaries	228,680	231,737
Other deferred debits	284	401

Total assets	$268,567	$248,367

Liabilities and Capitalization
Notes payable to banks	$56,000	$35,000
Accounts payable	1	59
Other liabilities	79	29

Total liabilities	56,080	35,088

Common shareholders’ equity	212,487	213,279

Total capitalization	212,487	213,279

Total liabilities and capitalization	$268,567	$248,367

AMERICAN STATES WATER COMPANY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	December 31,
(In thousands, except per share amounts)	2003	2002	2001
Operating Revenues and Other Income	$—	$—	$—
Operating Expenses	454	651	403

Loss Before Equity in Earnings of Subsidiaries	(454)	(651)	(403)
Equity in Earnings of Subsidiaries	12,346	20,990	21,859

Net Income	11,892	20,339	21,456
Dividends on Preferred Shares	—	(29)	(84)

Earnings Available For Common Shareholders	$11,892	$20,310	$21,372

Weighted Average Number of Common Shares Outstanding	15,200	15,144	15,120

Basic Earnings Per Common Share	$0.78	$1.34	$1.41

Weighted Average Number of Diluted Common Shares Outstanding	15,227	15,157	15,122

Fully Diluted Earnings per Common Share	$0.78	$1.34	$1.41

AMERICAN STATES WATER COMPANY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	December 31,
(in thousands)	2003	2002	2001
Cash Flows (Used in) From Operating Activities	($2,120)	$1,247	$3,884

Cash Flows Used in Investing Activities	—	—	(25,000)

Cash Flows From Financing Activities:
Net change in notes payable to banks	21,000	15,000	20,000
Net change in inter-company borrowings	(21,000)	(14,000)	—
Redemption of preferred shares	—	(1,880)	—
Dividends paid	(13,436)	(13,223)	(13,188)
Dividends received from subsidiaries	15,400	14,630	14,533

Net cash provided from financing activities	1,964	527	21,345

Increase (Decrease) in Cash and Equivalents	(156)	1,774	229
Cash and Equivalents at Beginning of Period	2,297	523	294

Cash and Equivalents at the End of Period	$2,141	$2,297	$523

Cash dividends received from Southern California Water Company and Chaparral City Water Company	$15,400	$14,630	$14,533