Form 10-K/A
period 2003-12-31
AMERICAN STATES WATER CO
filed 2004-04-28
CIK 1056903

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K/A
                            AMENDMENT NO. 1
                   FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

 COMMISSION         REGISTRANT, STATE OF INCORPORATION         IRS EMPLOYER
 FILE NUMBER           ADDRESS AND TELEPHONE NUMBER         IDENTIFICATION NO.
------------- --------------------------------------------- -------------------
  333-47647           American States Water Company              95-4676679
                        (Incorporated in California)
              630 East Foothill Boulevard, San Dimas 91773
                             (909) 394-3600

  000-01121          Southern California Water Company           95-1243678
                         (Incorporated in California)
              630 East Foothill Boulevard, San Dimas 91773
                             (909) 394-3600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of Each Class          Name of Each Exchange on Which Registered
American States Water Company Common
               Shares
                                               New York Stock Exchange
     Rights to Purchase Junior
   Participating Preferred Stock

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

              American States Water Company       Yes [X]  No [ ]
              Southern California Water Company   Yes [ ]  No [X]

          The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $415,019,000 on June 30, 2003. The closing price per Common Share on June 30, 2003, as quoted in the Western Edition of THE WALL STREET JOURNAL, was $27.30. As of June 30, 003, the number of Common Shares of American States Water Company, outstanding was 15,202,152. As of that same date, American States Water Company owned all 110 outstanding Common Shares of Southern California Water Company. The aggregate market value of the total voting stock held by non-affiliates of Southern California Water Company was zero on June 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement of American States Water Company has been filed with the Securities and Exchange Commission as to Part III, Item Nos. 10, 11, 12, 13 and 14, in each case as specifically referenced herein.

                        AMERICAN STATES WATER COMPANY
                                     AND
                      SOUTHERN CALIFORNIA WATER COMPANY

                                 FORM 10-K/A
                               AMENDMENT NO. 1

                                    INDEX


PART I

Item 1:    Not applicable in this Amendment No. 1
Item 2:    Not applicable in this Amendment No. 1
Item 3:    Not applicable in this Amendment No. 1
Item 4:    Not applicable in this Amendment No. 1

PART II

Item 5:    Not applicable in this Amendment No. 1
Item 6:    Not applicable in this Amendment No. 1
Item 7:    Not applicable in this Amendment No. 1
Item 7A:   Not applicable in this Amendment No. 1
Item 8:    Not applicable in this Amendment No. 1
Item 9:    Not applicable in this Amendment No. 1
Item 9A    Not applicable in this Amendment No. 1

PART III

Item 10:   Not applicable in this Amendment No. 1
Item 11:   Not applicable in this Amendment No. 1
Item 12:   Not applicable in this Amendment No. 1
Item 13:   Not applicable in this Amendment No. 1
Item 14:   Not applicable in this Amendment No. 1
Item 15:   Exhibits

           Signature(s)

                               PART III


ITEM 15. EXHIBITS

3.1 By-Laws of American States Water Company incorporated herein by reference to Registrant's Form 8-K, dated November 2, 1998.

3.2 By-laws of Southern California Water Company incorporated by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 2001.

3.3 Amended and Restated Articles of Incorporation of American States Water Company, as amended. (1)

3.4 Restated Articles of Incorporation of Southern California Water Company incorporated herein by reference to Southern California Water Company's Form 8-K, dated January 20, 1999.

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

10.2 Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant's Registration Statement on Form S-2, Registration No.
         33-5151. (2)

10.3 Second Sublease dated October 5, 1984 between Southern California Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2, Registration No. 33-5151.

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

10.11 Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between American States Water Company, Southern California Water Company and certain executives incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999. (2)

10.12 Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between Southern California Water Company and certain executives incorporated by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999. (2)

10.13 Southern California Water Company Pension Restoration Plan incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1999. (2)

10.14 American States Water Company Annual Incentive Plan as amended April 29, 2002 incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 2002. (2)

10.15 American States Water Company amended 2000 Stock Incentive Plan incorporated herein by reference to Registrant's Form 10-Q for the quarter ended September 30, 2003. (2)

10.16 Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA,, dated as of December 1, 1997 incorporated by reference to Registrant's Form 10-K with respect to the year ended December 31, 2000.

10.17 Delivery Agreement between Central Arizona Water Conservation District and Chaparral City Water Company, dated as of December 6, 1984 incorporated by reference to Registrant's Form 10-K with respect to the year ended December 31, 2000.

10.18 Repayment Contract between the United States Bureau of Reclamation and Chaparral City Water Company, dated as of December 6, 1984 for construction of a delivery and storage system to transport CAP water incorporated by reference to Registrant's Form 10-K with respect to the year ended December 31, 2000.

10.19 Energy Transaction Confirmation with Mirant Americas Energy Marketing, LP incorporated by reference to Registrant's Form 10-Q with respect to the quarter ended March 31, 2001.

10.20 Power Purchase Agreement in June 2001 between Southern California Water Company and Pinnacle West Capital Corporation incorporated by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 2001.

10.21 Western Systems Power Pool Agreement incorporated by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 2001.

10.22 Automated Power Exchange Master Service and Participation Agreement incorporated by reference to Registrant's Form 10-K with respect to the year ended December 31, 2001.

10.23 American States Water Company Three-Year Dividend Equivalent Right Certificate incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 2002. (2)

10.24 Power Purchase Agreement dated September 3, 2002 between Southern California Water Company and Pinnacle West Capital Corporation incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2002.

10.25 Amendment to the Credit Agreement between American States Water Company dated June 6, 2002 with Wells Fargo Bank, N.A., as Administrative Agent incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2003.

21.      Subsidiaries of Registrant (1)

23. Consent of Independent Public Accountants incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 2003.

31.1     Certification   of  Chief  Executive   Officer   pursuant  to  Section
         302  of  the Sarbanes-Oxley Act of 2002 (1)

31.2     Certification   of  Chief  Financial   Officer   pursuant  to  Section
         302  of  the Sarbanes-Oxley Act of 2002 (1)

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 2003.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference to Registrant's Form 10-K for the year ended December 31, 2003.
---------------------
(1) Filed concurrently herewith
(2) Management contract or compensatory arrangement

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

                                            AMERICAN STATES WATER COMPANY
                                            and its subsidiary
                                            SOUTHERN CALIFORNIA WATER COMPANY


                                        By: /s/ McClellan Harris III
                                            -----------------------------------
                                            Senior Vice President-Finance,
                                            Chief Financial Officer, Treasurer
                                            and Secretary

                                      Date: April 28, 2004
                                            -----------------------------------