Form 10-Q
period 2004-03-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2004-05-10
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 333-47647

American States Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas	91773

(Address of Principal Executive Offices)	(Zip Code)

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

As of May 10, 2004, the number of Common Shares outstanding, of American States Water Company was 15,244,928 shares.

As of May 10, 2004, all of the 110 outstanding Common Shares of Southern California Water Company were owned by American States Water Company.

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

     Filing Format

     This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”) and Southern California Water Company (hereinafter “SCW”). For more information, please see Note 1 to the Notes to Financial Statements and the heading entitled General in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation. References in this report to “Registrant” are to AWR and SCW collectively, unless otherwise specified. SCW makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than SCW.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	March 31,	December 31,
(in thousands)	2004	2003
Utility Plant, at cost
Water	$730,973	$726,811
Electric	43,445	42,711

	774,418	769,522
Less — Accumulated depreciation	(228,114)	(222,567)

	546,304	546,955
Construction work in progress	63,902	55,343

Net utility plant	610,206	602,298
Other Property and Investments	22,071	22,120

Current Assets
Cash and cash equivalents	9,011	12,775
Accounts receivable-customers (less allowance for doubtful accounts of $750 in 2004 and $831 in 2003)	8,665	11,758
Unbilled revenue	11,088	12,714
Other accounts receivable	1,404	10,649
Materials and supplies, at average cost	1,438	1,346
Regulatory assets — current	5,262	5,331
Prepayments	2,677	3,786

	39,545	58,359

Regulatory and Other Assets
Regulatory assets	58,239	57,704
Other accounts receivable	8,000	8,000
Other	8,904	8,994

Total regulatory and other assets	75,143	74,698

Total Assets	$746,965	$757,475

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	March 31,	December 31,
(in thousands)	2004	2003
Capitalization
Common shares, no par value, no stated value	$128,308	$127,699
Earnings reinvested in the business	82,572	84,788

Total common shareholders’ equity	210,880	212,487
Long-term debt	229,590	229,799

Total capitalization	440,470	442,286

Current Liabilities
Notes payable to banks	47,000	56,000
Long-term debt — current	820	820
Accounts payable	13,382	18,774
Taxes payable	1,950	2,784
Accrued employee expenses	4,791	3,925
Accrued interest	5,006	1,681
Deferred income taxes — current	1,486	1,217
Other	7,979	10,697

Total current liabilities	82,414	95,898

Other Credits
Advances for construction	79,313	77,154
Contributions in aid of construction — net	64,555	64,297
Deferred income taxes	54,007	53,243
Unamortized investment tax credits	2,678	2,700
Accrued pension and other postretirement benefits	5,849	4,584
Regulatory liabilities	9,911	9,642
Other	7,768	7,671

Total other credits	224,081	219,291

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$746,965	$757,475

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2004	2003
Operating Revenues
Water	$38,742	$39,425
Electric	7,627	7,004
Other	282	247

	46,651	46,676

Operating Expenses
Water purchased	8,881	7,888
Power purchased for pumping	1,717	1,956
Power purchased for resale	4,829	3,856
Unrealized (gain) loss on purchased power contracts	(557)	283
Groundwater production assessment	1,822	1,667
Supply cost balancing accounts	221	958
Other operating expenses	4,437	4,040
Administrative and general expenses	9,079	7,524
Depreciation and amortization	5,177	4,947
Maintenance	2,327	1,950
Taxes on income	942	1,995
Other taxes	2,226	2,057

Total operating expenses	41,101	39,121

Operating Income	5,550	7,555
Other Income (Loss)
Other income (loss) — net of taxes	(83)	—

Total other income (loss)	(83)	—
Interest Charges
Interest on long-term debt	4,050	4,255
Other interest and amortization of debt expense	271	310

Total interest charges	4,321	4,565
Net Income	$1,146	$2,990

Weighted Average Number of Shares Outstanding	15,224	15,188
Basic Earnings Per Common Share	$0.08	$0.20
Weighted Average Number of Diluted Shares	15,255	15,194
Fully Diluted Earnings Per Share	$0.08	$0.20
Dividends Declared Per Common Share	$0.221	$0.221

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$1,146	$2,990
Adjustments for non-cash items:
Depreciation and amortization	5,177	4,947
Deferred income taxes and investment tax credits	1,018	2,330
Unrealized (gain) loss on purchased power contracts	(557)	283
Other — net	184	(15)
Changes in assets and liabilities:
Accounts receivable — customers	3,093	446
Unbilled revenue	1,626	1,211
Other accounts receivable	9,245	405
Materials and supplies	(92)	(71)
Prepayments	1,109	543
Regulatory assets — supply cost balancing accounts	221	958
Other assets	(487)	(1,327)
Accounts payable	(5,392)	(3,215)
Taxes payable	(834)	1,519
Other liabilities	3,661	2,232

Net cash provided	19,118	13,236

Cash Flows From Investing Activities:
Construction expenditures	(13,399)	(8,409)

Net cash used	(13,399)	(8,409)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	609	402
Receipt of advances for and contributions in aid of construction	2,904	1,780
Refunds on advances for construction	(425)	(433)
Repayment of long-term debt	(209)	(202)
Net change in notes payable to banks	(9,000)	(5,000)
Dividends paid	(3,362)	(3,356)

Net cash used	(9,483)	(6,809)

Net decrease in cash and cash equivalents	(3,764)	(1,982)
Cash and cash equivalents, beginning of period	12,775	18,397

Cash and cash equivalents, end of period	$9,011	$16,415

Non-cash activities — supplemental disclosures:
Adoption of new accounting standard for asset retirement obligations:
Cumulative effect of adoption — Regulatory asset	—	$2,495
Net utility plant	—	223
Asset retirement obligations	—	(2,718)

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

	March 31,	December 31,
(in thousands)	2004	2003
Utility Plant, at cost
Water	$690,474	$688,079
Electric	43,445	42,711

	733,919	730,790
Less — Accumulated depreciation	(216,742)	(211,424)

	517,177	519,366
Construction work in progress	61,146	51,354

Net utility plant	578,323	570,720

Other Property and Investments	7,421	7,471

Current Assets
Cash and cash equivalents	3,199	8,306
Accounts receivable-customers (less allowance for doubtful accounts of $714 in 2004 and $797 in 2003)	8,587	11,487
Unbilled revenue	10,895	12,484
Intercompany receivable	1,072	445
Other accounts receivable	1,231	10,516
Materials and supplies, at average cost	1,414	1,322
Regulatory assets — current	5,262	5,331
Prepayments	2,549	3,638

Total current assets	34,209	53,529

Regulatory and Other Assets
Regulatory assets	58,156	57,624
Other accounts receivable	8,000	8,000
Other	8,150	8,219

Total regulatory and other assets	74,306	73,843

Total Assets	$694,259	$705,563

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	March 31,	December 31,
(in thousands)	2004	2003
Capitalization
Common shares, no par value	$123,391	$123,391
Earnings reinvested in the business	80,523	82,656

Total common shareholder’s equity	203,914	206,047
Long-term debt	221,944	221,996

Total capitalization	425,858	428,043

Current Liabilities
Long-term debt — current	260	260
Accounts payable	12,664	17,312
Intercompany payable	23,721	34,111
Taxes payable	3,967	4,382
Accrued employee expenses	4,687	3,828
Accrued interest	4,841	1,581
Deferred income taxes — current	1,330	1,057
Other	7,667	10,376

Total current liabilities	59,137	72,907

Other Credits
Advances for construction	69,000	66,827
Contributions in aid of construction-net	64,272	64,023
Deferred income taxes-net	50,934	50,277
Unamortized investment tax credits	2,678	2,700
Accrued pension and other postretirement benefits	5,849	4,584
Regulatory liabilities	9,911	9,642
Other	6,620	6,560

	209,264	204,613

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$694,259	$705,563

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Operating Revenues
Water	$37,461	$38,169
Electric	7,627	7,004

	45,088	45,173

Operating Expenses
Water purchased	8,720	7,710
Power purchased for pumping	1,641	1,890
Power purchased for resale	4,829	3,856
Unrealized (gain) loss on power purchased contracts	(557)	283
Groundwater production assessment	1,822	1,667
Supply cost balancing accounts	221	958
Other operating expenses	4,093	3,753
Administrative and general expenses	7,736	7,010
Depreciation and amortization	4,937	4,718
Maintenance	2,253	1,872
Taxes on income	1,336	2,090
Other taxes	2,125	1,949

Total operating expenses	39,156	37,756

Operating Income	5,932	7,417
Other Income (Loss)
Other income (loss) — net of taxes	(86)	(3)

Total other income (loss)	(86)	(3)
Interest Charges
Interest on long-term debt	3,935	4,140
Other interest and amortization of debt expense	192	150

Total interest charges	4,127	4,290
Net Income	$1,719	$3,124

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
CASH FLOW STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$1,719	$3,124
Adjustments for non-cash items:
Depreciation and amortization	4,937	4,718
Deferred income taxes and investment tax credits	915	2,255
Unrealized (gain) loss on purchased power contracts	(557)	283
Other — net	152	(84)
Changes in assets and liabilities:
Accounts receivable — customers	2,900	402
Unbilled revenue	1,589	1,181
Other accounts receivable	9,285	403
Materials and supplies	(92)	(72)
Prepayments	1,089	468
Regulatory assets — supply cost balancing accounts	221	958
Other assets	(478)	(1,322)
Accounts payable	(4,648)	(2,603)
Taxes payable	(415)	1,504
Other liabilities	3,561	2,130

Net Cash Provided	20,178	13,345

Cash Flows From Investing Activities:
Construction expenditures	(12,848)	(8,029)

Net Cash Used	(12,848)	(8,029)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	2,895	1,684
Refunds on advances for construction	(411)	(433)
Repayments of long-term debt	(54)	(57)
Net change in intercompany borrowings	(11,017)	(7,098)
Dividends paid	(3,850)	(3,850)
Net Cash Used	(12,437)	(9,754)

Net decrease in cash and cash equivalents	(5,107)	(4,438)
Cash and cash equivalents, beginning of period	8,306	11,677

Cash and cash equivalents, end of period	$3,199	$7,239

Non-cash activities — supplemental disclosures:
Adoption of new accounting standard for asset retirement obligations:
Cumulative effect of adoption — Regulatory asset	—	$2,479
Utility plant, net	—	221
Asset retirement obligations	—	(2,700)

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

     Note 1 — Basis of Presentation: The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2003 filed with the SEC.

     Note 2 — Regulatory Matters: In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	March 31,	December 31,
(In thousands)	2004	2003
SCW
Supply cost balancing accounts	$24,211	$24,432
Costs deferred for future recovery on Aerojet case	16,272	16,177
Flow-through taxes, net	10,683	10,690
Transmission line abandonment costs	5,000	5,000
Asset retirement obligations	2,791	2,729
Low income balancing accounts	1,659	1,462
Refund of water right lease revenues	(6,446)	(6,177)
Revenues subject to refund	(3,465)	(3,465)
Other regulatory assets	2,802	2,465

Total SCW	$53,507	$53,313

CCWC
Asset retirement obligations	$45	$40
Other regulatory assets	38	40

Total AWR	$53,590	$53,393

     Note 2 — Regulatory Matters (Continued):

Supply Cost Balancing Accounts:

     As permitted by the California Public Utilities Commission (“CPUC”), SCW has historically maintained water supply balancing accounts prior to November 29, 2001 and electric supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs are recorded in income and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. SCW accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

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

     In a decision issued on June 19, 2003 related to the memorandum supply cost account, the CPUC concluded that (i) if a utility is within its 3-year rate case cycle and does not earn in excess of its authorized rate of return, the utility is entitled to recover its costs in the memorandum supply cost account, subject to a reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns in excess of its authorized rate-of-return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate-of-return, and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually. SCW recently filed advice letters for Regions I and II and will file Region III shortly, seeking recovery of an under-collected balance of $2.3 million for the period November 29, 2001 through December 31, 2002 and $1.7 million for the year 2003. Upon receiving approval from the CPUC, SCW will recognize on its books the authorized under-collected amount as supply cost balancing accounts. As of March 31, 2004, SCW has an under-collection of approximately $4.5 million in its memorandum supply cost account, including the $4.0 million filed with the CPUC. SCW intends to file advice letters annually by March 31. Amounts included in the memorandum supply cost account are not capitalized until a rate order is received from the CPUC.

     With respect to pre-November 29, 2001 water supply balancing accounts, SCW has a net under-collection amount of $1.5 million recorded at March 31, 2004, the majority of which has been included in rates authorized on June 19, 2003.

     Note 2 — Regulatory Matters (Continued):

     Electric Balancing Account – Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $22.7 million at March 31, 2004. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable SCW to recover the under-collection. SCW sold 40,751,889 and 39,685,128 kilowatt hours of electricity to its Bear Valley Electric division customers for the three months ended March 31, 2004 and 2003, respectively. SCW anticipates electricity sales to be sufficient during this period for it to recover the amount of the under-collection. SCW is allowed to include only up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. During April 2001, SCW recorded a one-time sale of energy on the spot market that generated a $644,000 gain which was recorded in the supply cost balancing account at that time. The gain was the subject of a complaint filed at the Federal Energy Regulatory Commission (“FERC”) by Mirant Marketing where Mirant Marketing, the purchaser of the energy, was seeking to be refunded all or a portion of the gain. In March 2004, the FERC ordered SCW to refund the $644,000, plus interest, to Mirant. This refund increased the cost of power purchased for resale during the three months ended March 31, 2004, with a corresponding amount to the provision for supply cost balancing account. The sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements.

Costs Deferred for Future Recovery on Aerojet Case:

     SCW sued Aerojet-General Corporation (“Aerojet”) for causing the contamination of the Sacramento County Groundwater Basin, which affected certain SCW wells. On a related matter, SCW also filed a lawsuit against the State of California. The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others. As of March 31, 2004 and December 31, 2003, approximately $16 million has been recorded as a non-yielding regulatory asset representing primarily legal costs incurred to date in connection with prosecuting the cases. Management believes these costs are recoverable through rates; however, it is management’s intention to offset any settlement proceeds from Aerojet that may occur from these actions, against the balance in the memorandum accounts at the time of settlement. Management cannot give assurance that the CPUC will ultimately allow recovery of all or any of these costs.

Refund of Water Right Lease Revenues:

     In 1994, SCW entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights to the American River, and had included all associated revenues in a non-operating income account. This issue was raised by the Office of Ratepayer Advocates (“ORA”) in SCW’s Region III proceedings. In a decision issued on March 16, 2004, the CPUC determined that SCW failed to seek the CPUC’s approval to effectuate the lease and is to pay a fine of $180,000. The decision also ordered SCW to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, SCW recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income (net of taxes of $2.5 million) during the fourth quarter of 2003. Management disagrees with the CPUC’s decision and intends to file an appeal to the decision in which it will vigorously defend its position. Pursuant to the order, the apportionment of any lease revenues that SCW may collect in the future will be determined by a later decision. Beginning in the first quarter of 2004, all amounts billed to the City of Folsom are included as a regulatory liability. For the three months ended March 31, 2004, SCW recorded an additional $269,000 in the regulatory liability account.

     There were no other significant changes in regulatory matters during the three months ended March 31, 2004.

     Note 3 — Earnings Per Share / Capital Stock: Basic earnings per common share are calculated pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, and are based on the weighted average number of common shares outstanding during each period and net income after deducting preferred dividend requirements. Diluted earnings per common share are based upon the weighted average number of common shares including both outstanding and shares potentially issued in connection with stock options granted under Registrant’s 2000 Stock Incentive Plan, and net income after deducting preferred dividend requirements. At March 31, 2004 and 2003, there were 476,254 and 333,679 options outstanding, respectively. Outstanding stock options issued by the Registrant represent the only dilutive effect reflected in diluted weighted average shares outstanding. The difference between basic and diluted EPS is the effect of stock options that, under the treasury share method, give rise to common stock equivalents.

     During the three months ended March 31, 2004 and 2003, Registrant issued 24,212 and 18,904 common shares which totaled approximately $609,000 and $402,000, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (DRP) and 401(k) Plan.

     During the three months ended March 31, 2004 and 2003, AWR paid quarterly dividends to the shareholders, totaling approximately $3.4 million or $0.221 per share.

     Note 4 – Notes Payable To Banks: Registrant maintains a $75 million revolving credit facility maturing in June 2005. Total borrowings outstanding under this credit facility amounted to $47 million at March 31, 2004 included in current liabilities. The credit agreement for this facility includes, among other things, certain financial covenants. One of those covenants is maintenance of an interest coverage ratio of at least 3.25x, as defined and calculated in the credit agreement, based on trailing twelve-month results. The Company violated this interest coverage ratio for the trailing twelve-month period ended March 31, 2004 and has requested and received a waiver from its lending syndicate, which excludes in the calculation, certain charges booked by SCW following certain CPUC decisions in the fourth quarter of 2003. The waiver cured the default at March 31, 2004 and allowed for the exclusion of those charges from the calculation of the trailing twelve-month interest coverage ratio through September 30, 2004.

     Note 5 – Stock Incentive Plan: Registrant has a Stock Incentive Plan and applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options. Accordingly, no compensation cost for the Plan has been recognized for options granted at fair value at the date of grant. Registrant has also adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.

     If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options, net income and earnings per share applicable to common shareholders would have been changed to the pro forma amounts indicated below:

     Note 5 – Stock Incentive Plan (Continued):

	Three Months Ended March 31,
dollars in thousands except EPS	2004	2003
Earnings available – common:
As reported	$1,146	$2,990
Add: Stock-based compensation expense included in reported net income, net of tax	—	—
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(76)	(72)

Pro forma	$1,070	$2,918

Basic earnings per share:
As reported	$0.08	$0.20
Pro forma	$0.07	$0.19

Diluted earnings per share:
As reported	$0.08	$0.20
Pro forma	$0.07	$0.19

     Note 6 – Employee Benefit Plans: The components of net periodic benefit costs for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2004 and 2003 are as follows:

			Other
			Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2004	2003	2004	2003	2004	2003
Components of Net Periodic Benefits
Cost:
Service Cost	$701	$545	$101	$87	$32	$10
Interest Cost	906	800	148	139	31	11
Expected Return on Plan Assets	(830)	(679)	(64)	(52)	—	—
Amortization of Transition	—	—	105	105	—	—
Amortization of Prior Service Cost	40	13	(50)	(50)	37	12
Amortization of Actuarial (Gain) Loss	90	70	30	20	—	—

Net Periodic Pension Cost	$907	$749	$270	$249	$100	$33

     Registrant expects to contribute $3,315,000 and $900,000 to pension and postretirement plans in 2004, respectively. No contributions were made during the three months ended March 31, 2004.

     Note 7 — New Accounting Pronouncements:

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised in December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R, which was issued in December 2003, replaces FIN No. 46. The adoption of FIN No. 46R did not have any impact on the Registrant’s financial position, results of operations or cash flows as the Registrant does not have any variable interests in VIEs.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have any impact on Registrant’s financial position, results of operations or cash flows.

     In December 2003, the FASB issued SFAS No. 132 (Revised), “Employers’ Disclosures About Pensions and Other Postretirement Benefits – An Amendment of FASB Statements Nos. 87, 88, and 106 and a revision of FASB Statement No. 132". This statement revises employers’ disclosures about pension plans and other postretirement benefits plans. It does not change the measurement or recognition of those plans. The new disclosures were generally effective for 2003 calendar year-end financial statements and for interim periods beginning first quarter of 2004. Registrant has included the new required disclosures in Note 6.

     Note 8 – Contingencies:

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

     Note 8 – Contingencies (Continued):

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

     Order Instituting Investigation (OII):

     In March 1998, the CPUC issued an OII to regulated water utilities in the state of California, including SCW. The purpose of the OII was to determine whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies were being uniformly complied with by those water utilities. On November 2, 2000, a final decision from the CPUC concluded that the CPUC has the jurisdiction to regulate the service of water utilities with respect to the health and safety of that service; that the California Department of Health Services (DOHS) requirements governing drinking water quality adequately protect the public health and safety; and that, based on an extensive review of 25 years of water quality records, regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements, except for one small unrelated water utility in Northern California.

     The CPUC has authorized the establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. As of March 31, 2004 and December 31, 2003, SCW had incurred a net cost of $890,000 related to the OII for which it had established a reserve in prior years due to uncertainty of recoverability. In a decision issued by the CPUC on March 16, 2004, SCW is now allowed to recover these costs through a special condition surcharge over a twelve-month period. Based on the decision, SCW reversed the $890,000 OII reserve into income during the fourth quarter of 2003. SCW was also authorized to recover the carrying cost associated with this matter and therefore, recorded an additional $168,000 to the memorandum account during the first quarter of 2004.

     Note 8 – Contingencies (Continued):

     Other Water Quality Litigation:

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

     Based on the financial terms in the MOU, SCW established a receivable from Aerojet in an amount of $16.7 million at the end of 2003, of which $8.7 million has been received in early 2004 and was included in current “Other Accounts Receivable” on the balance sheets. The remainder of the costs is subject to further settlement documentation. Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. Prior to the MOU, Aerojet had reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply.

     In an action related to the draft settlement agreement, Registrant and Aerojet have signed three separate agreements requiring Aerojet to pay for certain transmission pipelines and upgrades to the Coloma Treatment Plant as a contingency plan should additional wells be impacted prior to the high summer demand period of 2004. The value of the three agreements approximates $6.8 million in capital improvements. In addition, SCW is in negotiations with the County of Sacramento regarding the County’s plan to construct a treatment plant to provide the Registrant with a replacement water supply, for wells lost due to the contamination by Aerojet.

     The CPUC has authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the suits filed against the State and Aerojet, less any recovery from the defendants or others. As of March 31, 2004, approximately $16.3 million in legal and consulting related costs has been recorded as deferred charges and included in “Regulatory Assets” on the balance sheets. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million, in expenses that were incurred on or before August 31, 2000, in the Aerojet matter recorded as a regulatory asset (Note 2). As part of an abbreviated application for SCW’s Region I filed in 2003, SCW requested a long-term amortization of the balance of costs included in the Aerojet litigation memorandum account, net of any reimbursement amount. The draft agreement also addresses the possible recovery of SCW’s deferred charges through revenues in new development areas. Management believes these costs are recoverable through rates; however, it is management’s intention to offset any settlement proceeds from Aerojet that may occur from these actions, against the balance in the memorandum accounts at the time of settlement. Management cannot give assurance that the CPUC will ultimately allow recovery of all or any of these costs.

     Note 8 – Contingencies (Continued):

     The compound MTBE has been detected in a well serving SCW’s Los Osos water system. For some time, SCW has been working with the Regional Water Quality Control Board as well as the owner of a service station. Although the owner of the service station has attempted remediation with funds provided through the California Underground Storage Tank Fund (“CUSTF”), it appears there will be insufficient funds from the CUSTF to complete remediation sufficient to return the well to service. In order to prevent the running of the statute of limitations, on August 12, 2002 SCW filed suit in the Superior Court of the State of California for the County of San Luis Obispo against the operators and owners of the service station facility, and Chevron USA Products, Inc., the supplier. A settlement with Chevron has been reached and all suits against the station owners and operators have been dismissed. The impacted well may need to be removed permanently from service and the settlement with Chevron is expected to afford SCW sufficient funds to commence site development and construction of a replacement well.

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

     MCO Properties, Inc. (MCO), a real estate developer, filed a complaint against AWR and CCWC in the Superior Court of Maricopa County on June 6, 2003 alleging breach of contract, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, negligence and negligent misrepresentation and seeking a declaratory judgment. The complaint arises out of allegations by MCO that AWR has failed to comply with the terms of the Stock Purchase Agreement between MCO and AWR pursuant to which AWR acquired CCWC from MCO and has thereby interfered with MCO’s ability to develop its real property in the Town of Fountain Hills. A revised complaint was filed on December 12, 2003 further alleging that CCWC has not maintained its designation of assured supply as required in the Stock Purchase Agreement. Similar allegations have been filed by MCO against CCWC with the Arizona Corporation Commission (“ACC”). A recent settlement has been executed which dismisses the complaint filed in the Superior Court of Maricopa County as well as the complaint filed with the ACC. In addition, CCWC has undertaken actions that revised its assured water supply designation in a manner that will enable CCWC to provide water service to new real estate developments in the Town of Fountain Hills, including properties owned by MCO.

     Note 8 – Contingencies (Continued):

     Condemnation of Properties:

     The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is in the public interest. In addition, however, the laws of the State of California also provide: (1) that the owner of the utility property may contest whether the condemnation is actually in the public interest; and (2) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken. Although the City of Claremont, California located in SCW’s Region III has not initiated the formal condemnation process pursuant to California law, the City hired a consultant to perform an appraisal of the value of Registrant’s water system serving that city. On April 27, 2004, the City Counsel voted 3 to 2 to make an offer to and enter into negotiations with SCWC to acquire the Claremont water system. The City’s appraisal consultant has valued the system at $40 million to $45 million. SCW’s estimate of system value is significantly greater. SCW has informed the City that the Claremont water system is not for sale and that it will vigorously defend against any action initiated by the City to take the system through an eminent domain proceeding. SCW is unable to predict the ultimate outcome of any such proceeding. As of March 31, 2004, the recorded net book value of the Claremont water system is approximately $32 million.

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

     Note 9 — Business Segments: AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water service utility operation conducted through its CCWC unit, and a non-regulated activity unit through the ASUS subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s water and electric operating segments, CCWC, and non-regulated businesses, consisting of ASUS and AWR corporate expenses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to the Company.

(dollars in thousands)	As of and for the Three Months Ended March 31, 2004
	SCW
			CCWC	Non-		Consolidated
	Water	Electric	Water	Regulated*	Eliminations	AWR
Operating revenues	$37,461	$7,627	$1,281	$305	($23)	$46,651
Operating income (loss) before income taxes	6,350	918	111	(887)		6,492
Interest expense, net	3,789	338	122	72		4,321
Identifiable assets	540,212	38,111	31,767	116		610,206
Depreciation and amortization expense	4,527	410	236	4		5,177
Capital additions	11,110	1,738	527	24		13,399

(dollars in thousands)	As of and for The Three Months Ended March 31, 2003
	SCW
			CCWC	Non-	Consolidated
	Water	Electric	Water	Regulated*	AWR
Operating revenues	$38,169	$7,004	$1,256	$247	$46,676
Operating income (loss) before income taxes	9,704	(197)	177	(134)	9,550
Interest expense, net	3,939	351	121	154	4,565
Identifiable assets	511,190	26,890	29,012	57	567,149
Depreciation expense	4,326	392	229	—	4,947
Capital additions	7,294	735	390	(10)	8,409

*  Includes amounts from ASUS and AWR.

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

     SCW served 250,564 water customers and 22,327 electric customers at March 31, 2004, or a total of 272,891 customers, compared with 270,952 total customers at March 31, 2003.

     SCW’s utility operations exhibit seasonal trends. Although SCW’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of SCW’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 94.7% of total water revenues for the three months ended March 31, 2004 as compared to 94.7% for the three months ended March 31, 2003.

     AWR also owns two other subsidiaries. American States Utility Services, Inc. (ASUS) contracts to lease, operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading, to approximately 90,000 accounts. Chaparral City Water Company (CCWC) is an Arizona public utility company serving 12,258 customers as of March 31, 2004, compared with 11,625 customers at March 31, 2003. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (ACC) regulates CCWC.

     Neither AWR nor ASUS is directly regulated by either the CPUC or the ACC.

Consolidated Results of Operations – Three Months Ended March 31, 2004 and 2003

	3MOS	3MOS
	ENDED	ENDED	$	%
	3/31/2004	3/31/2003	CHANGE	CHANGE
OPERATING REVENUES
Water	$38,742	$39,425	$(683)	-1.7%
Electric	7,627	7,004	623	8.9%
Other	282	247	35	14.2%

Total operating revenues	46,651	46,676	(25)	-0.1%

OPERATING EXPENSES
Water purchased	8,881	7,888	993	12.6%
Power purchased for pumping	1,717	1,956	(239)	-12.2%
Power purchased for resale	4,829	3,856	973	25.2%
Unrealized (gain) loss on purchased power contracts	(557)	283	(840)	-296.8%
Groundwater production assessment	1,822	1,667	155	9.3%
Supply cost balancing accounts	221	958	(737)	76.9%
Other operating expenses	4,437	4,040	397	9.8%
Administrative and general expenses	9,079	7,524	1,555	20.7%
Depreciation and amortization	5,177	4,947	230	4.6%
Maintenance	2,327	1,950	377	19.3%
Taxes on income	942	1,995	(1,053)	-52.8%
Other taxes	2,226	2,057	169	8.2%

Total operating expenses	41,101	39,121	1,980	5.1%

Operating income	5,550	7,555	(2,005)	-26.5%

OTHER INCOME — NET	(83)		(83)	-100.0%

INTEREST CHARGES	4,321	4,565	(244)	-5.3%

NET INCOME	$1,146	$2,990	$(1,844)	-61.7%

     Net income for the three months ended March 31, 2004 decreased 61.7% to $1.1 million, equivalent to $0.08 per common share on a basic and fully diluted basis, compared to $3.0 million or $0.20 per share for the three months ended March 31, 2003. The decrease in recorded results underscores the importance of receiving adequate and timely rate increases from the CPUC. Registrant had anticipated an increase in the Region III customer service area of SCW, effective the beginning of the fourth quarter of 2003. In fact, that rate increase was not effective until March 22, 2004. The delay resulted in lost revenues of approximately $2 million or $0.08 per share for the first quarter. Exacerbating the delay in revenues was an increase in supply costs due to more purchased water in SCW’s resource mix that negatively impacted earnings by $1 million or $0.04 per share. Furthermore, changes in weather conditions experienced this year as compared to the same time last year resulted in a decrease in water demand.

Operating Revenues

     For the three months ended March 31, 2004, revenues from water operations decreased by 1.7% to $38.7 million, compared to $39.4 million for the three months ended March 31, 2003. Lower water revenues reflect a decrease of 3% in water consumption resulting from changes in weather conditions. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparative periods. The decrease in consumption was offset by two rate increases for SCW’s Region II, effective on January 21, 2003 and February 4, 2003, respectively. These two rate increases are expected to generate additional revenues of approximately $6.2 million annually.

     For the three months ended March 31, 2004, revenues from electric operations increased by 8.9% to $7.6 million compared to $7.0 million for the three months ended March 31, 2003. The increase reflects an increase of 3% in kilowatt-hour consumption and an increase in “on-peak” consumption which resulted in higher “on-peak” demand charges for the industrial customers.

     Other operating revenues consist of nonregulated water related services and operations on a contract basis ranging from services such as billing and meter reading, to full operation of water utility related systems, all performed by AWR’s subsidiary, American States Utility Services, Inc. (“ASUS”). For the three months ended March 31, 2004, other operating revenues increased by 14.2% to $282,000 compared to $247,000 for the three months ended March 31, 2003 due to the addition of a new meter reading contract with the City of Santa Fe Springs which increased revenues by approximately $15,000. ASUS is pursuing growth and new business development for AWR, most specifically in the area of privatization of water and wastewater systems at military bases. As such, ASUS has carefully reviewed growth opportunities and exercised prudence in the pursuit of increased revenues and earnings from contract operations that are congruent with AWR’s core competencies. ASUS has been an active participant in the privatization of military bases, currently with 9 active bids for such opportunities. To date, ASUS has received preliminary notification that it will be awarded a 50-year contract to own and operate the water and wastewater systems at Ft. Bliss, located near El Paso, Texas. ASUS plans to continue to bid on and negotiate for other military bases during 2004. ASUS has also worked to develop an operating contract for the water services in a rapidly developing area presently served by a mutual water company in northern California. ASUS anticipates signing definitive agreements in 2004 and expects development to take place in this area beginning in 2005.

     Registrant relies upon rate approval by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

Operating Expenses

     For the three months ended March 31, 2004, purchased water costs increased by 12.6% to $8.9 million compared to $7.9 million for the three months ended March 31, 2003. The increase is due primarily to additional purchased water necessary during the three months ended March 31, 2004 to replace groundwater supply lost due to wells being removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Metropolitan and Foothill districts which together increased the cost of purchased water by $1.0 million. Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. Registrant has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. Registrant believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. However, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination. For the three months ended March 31, 2004, 45% of our supply mix was purchased water as compared to 43% purchased water for the three months ended March 31, 2003.

     For the three months ended March 31, 2004, cost of power purchased for pumping decreased by 12.2% to $1.7 million compared to $2.0 million for the three months ended March 31, 2003 due to lower consumption and additional wells down for maintenance and water quality issues.

     For the three months ended March 31, 2004, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division increased by 25.2% to $4.8 million compared to $3.9 million for the three months ended March 31, 2003. The increase was due primarily to the reversal of a $644,000 gain generated from a one-time sale of energy on the spot market in April 2001. The gain, which was previously recorded in April 2001 to the supply cost balancing account, was ordered by the Federal Energy Regulatory Commission (“FERC”) in March 2004 to be refunded, plus interest, to Mirant Marketing. The FERC’s order responded to a complaint filed by Mirant Marketing where Mirant Marketing, the purchaser of the energy, was seeking to be refunded all or a portion of the gain. This refund increased the cost of power purchased for resale during the three months ended March 31, 2004, with a corresponding amount booked to the provision for supply cost balancing account which resulted in no net impact on earnings. The sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements.

     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s purchased power agreements with Pinnacle West Capital Corporation (PWCC), which qualify as a derivative instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities". The $557,000 pre-tax unrealized gain on purchased power contracts for the three months ended March 31, 2004 is due to an increase in the current forward market prices since December 31, 2003. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, through August, 2008.

     For the three months ended March 31, 2004, groundwater production assessments increased by 9.3% to $1.8 million compared to $1.7 million for the three months ended March 31, 2003 due to increases in assessment rates levied against groundwater production, effective July 2003, offset by a decrease in pumped water. The decrease in pumped water was due primarily to wells in the Metropolitan and Foothill districts being down for maintenance and water quality reasons, which resulted in increased purchased water and less pumping.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. A decrease of $737,000 during the three months ended March 31, 2004 in the provision for supply cost balancing accounts as compared to the three months ended March 31, 2003 primarily reflects the $644,000 refund to Mirant Marketing previously discussed in cost of power purchased for resale.

     For the three months ended March 31, 2004, other operating expenses increased by 9.8% to $4.4 million compared to $4.0 million for the three months ended March 31, 2003 due primarily to higher labor, chemicals and water treatment costs which increased by almost $300,000.

     For the three months ended March 31, 2004, administrative and general expenses increased by 20.7% to $9.1 million compared to $7.5 million for the three months ended March 31, 2003 due primarily to (i) approximately $483,000 increase in outside legal and consulting services incurred in connection with new business development, most specifically in the area of privatization of water and wastewater systems at military bases, (ii) approximately $680,000 increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs, and (iii) an increase in labor costs of approximately $380,000. Registrant believes that prudent administrative expenses incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates.

     Registrant plans through its non-regulated subsidiary, American States Utility Services, Inc., to continue with the analysis and preparation of bids for submission to the Department of Defense (“DOD”)

pursuant to DOD’s initiative to privatize the water and wastewater assets and operations of military bases. The analysis and preparation of these bids is an extensive process and, as such, Registrant expects to incur approximately $2 million in legal and consulting expenses in 2004 for such efforts due to the volume of Requests for Proposals available from the DOD. Registrant expects that it will be awarded its first privatization of a military base during 2004 and will enter into negotiations for several other bases as well.

     For the three months ended March 31, 2004, depreciation and amortization expense increased by 4.6% to $5.2 million compared to $4.9 million for the three months ended March 31, 2003 reflecting, among other things, the effects of recording approximately $35 million in utility plant during 2003, depreciation on which began in January 2004. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

     For the three months ended March 31, 2004, maintenance expense increased by 19.3% to $2.3 million compared to $2.0 million for the three months ended March 31, 2003 due principally to increased maintenance on SCW’s wells and water supply sources and maintenance of water mains.

     For the three months ended March 31, 2004, taxes on income decreased by 52.8% to $942,000 compared to $2.0 million for the three months ended March 31, 2003 due primarily to lower pre-tax operating income. The effective income tax rate (“ETR”) applicable to the first quarter results of 2004 reflects an increase of approximately two percentage points, from 40.6% to 42.5% (an approximately four percent increase in the ETR), compared to the first quarter results of 2003. This is a result of differences that are added to book income to arrive at taxable income that are permanent in nature and that are treated as flow-through items increasing in the first quarter of 2004 as compared to the first quarter of 2003, while pre-tax book income decreased.

     For the three months ended March 31, 2004, other taxes increased by 8.2% to $2.2 million compared to $2.1 million for the three months ended March 31, 2003 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the three months ended March 31, 2004, other income decreased to an $83,000 loss compared to other income and loss that netted to zero for the three months ended March 31, 2003. The net decrease reflects a CPUC decision on March 16, 2004 that ordered SCW to refund to its customers, amounts of lease revenues received from the City of Folsom to customers. Pursuant to the order, the apportionment of any lease revenues that SCW may collect in the future will be determined by a later decision. All amounts billed to the City of Folsom are included in a regulatory liability account. During the three months ended March 31, 2003, approximately $263,000 was billed to the City of Folsom and recorded in other income. Amounts invoiced during the three months ended March 31, 2004 of approximately $269,000 were reported as a regulatory liability. The decrease was offset by decreases in taxes of approximately $147,000.

Interest Charges

     For the three months ended March 31, 2004, interest expense decreased by 5.3% to $4.3 million compared to $4.6 million for the three months ended March 31, 2003 due primarily to repayment of $12.5 million long-term debt in October of 2003 and recovery of carrying cost for water quality OII matter authorized by the CPUC, partially offset by increases in short-term borrowing. Registrant anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program and to the likelihood that interest rates will be increasing generally and due to the recent downgrade of AWR’s credit rating by Standard & Poor’s Ratings Service (S&P) from A+ to A-

with a negative outlook. Registrant believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

     S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).

Critical Accounting Policies

     Critical accounting policies are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. These judgments are based on AWR’s historical experience, terms of existing contracts, AWR’s observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

     The critical accounting policies used in the preparation of the Registrant’s financial statements that we believe affects the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the critical accounting policies.

Liquidity and Capital Resources

     AWR

     Net cash provided by operating activities was $19.1 million for the three months ended March 31, 2004 as compared to $13.2 million for the three months ended March 31, 2003. The increase of $5.9 million was primarily attributable to the receipt of $8.7 million from Aerojet in connection with the Memorandum of Understanding (MOU), offset by the timing of cash receipts and disbursements related to working capital items. (For more information about the MOU, see the section entitled “Environmental Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation).

     Net cash used in investing activities was $13.4 million for the three months ended March 31, 2004 as compared to $8.4 million for the three months ended March 31, 2003 due to higher capital expenditures consistent with budgeted increases.

     Net cash used in financing activities was $9.5 million for the three months ended March 31, 2004 as compared to $6.8 million for the three months ended March 31, 2003. The increase was due primarily to an increase of $4 million in short-term bank borrowing against the revolving credit line, offset by a $1.1 million decrease in receipt of advances for and contributions in aid of construction.

     AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the Securities and Exchange Commission (SEC) for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. As of March 31, 2004, approximately $31.1 million remained for issuance under this Registration Statement.

     In June 2002, AWR established a $75 million revolving credit facility, which matures in June 2005. Up to $15 million of this facility may be used for letters of credit. As of March 31, 2004, an aggregate of $47 million in cash borrowing included in current liabilities and approximately $7.5 million of letters of credit were outstanding under this facility. The credit agreement for this facility includes, among other things, certain financial covenants. One of those covenants is maintenance of an interest coverage ratio of at least 3.25x, as defined and calculated in the credit agreement, based on trailing twelve-month results. The Company violated this interest coverage ratio for the trailing twelve-month period ended March 31, 2004 and has requested and received a waiver from its lending syndicate, which excludes in the calculation, certain charges booked by SCW following certain CPUC decisions. The waiver cured the default at March 31, 2004 and allowed for the exclusion of those charges from the calculation of the trailing twelve-month interest coverage ratio through September 30, 2004.

     SCW

     Net cash provided by operating activities was $20.2 million for the three months ended March 31, 2004 as compared to $13.3 million for the three months ended March 31, 2003. The increase of $6.9 million in cash provided by operations was primarily attributable to the receipt of $8.7 million from Aerojet in connection with the MOU, offset by the timing of cash receipts and disbursements related to working capital items.

     Net cash used in investing activities increased to $12.8 million for the three months ended March 31, 2004 as compared to $8.0 million for the same period of 2003 due to increased capital expenditures consistent with budgeted increases.

     Net cash used in financing activities was $12.4 million for the three months ended March 31, 2004 as compared to $9.8 million for the three months ended March 31, 2003, reflecting primarily an increase of $3.9 million in intercompany borrowings.

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

     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of March 31, 2004. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

($ in thousands)	Payments/Commitments Due by Period (1)
		Less than 1
	Total	Year	1-3Years	4-5 Years	After 5 Years
Notes/Debentures(2)	$173,100	—	—	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	18,886	76	163	189	18,458
Other Debt Instruments(5)	2,218	183	430	459	1,146
Advances for Construction(6)	79,313	3,025	5,314	4,500	66,474
Purchased Power Contracts(7)	56,185	11,973	23,947	20,265	—
Unconditional purchase obligations(8)	11,057	11,057	—	—	—
Operating leases(9)	6,162	2,013	3,009	1,136	4
Employer contributions(10)	19,462	4,215	7,170	8,077	—
Other Commitments(11)	48,491	—	—	—	—
Chaparral City Water Co(12)	8,206	560	781	580	6,285

TOTAL	$451,080	$33,102	$40,814	$35,206	$293,467

(1)	Excludes interest, dividends, commitment, and facility fees.

(2)	The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material, or cross default provisions.

(3)	The private placement notes are issued pursuant to the terms of Note Agreements with substantially similar terms. The Note Agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, maximum debt to capitalization ratio and a negative pledge. Pursuant to the Note Agreements, SCW must maintain a minimum interest coverage ratio of two times interest expense. SCW does not currently have any outstanding mortgages or other encumbrances on its properties.

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

(5)	Consists of $1.5 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.6 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.4 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)	Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installation for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods.

(7)	Consists of the remaining balance of the purchased power contracts from November 2002 to December 2008.

(8)	Consists of noncancelable commitments primarily for capital projects under signed contracts.

(9)	Reflects Registrant’s future minimum payments under non-cancelable operating leases.

(10)	Registrant’s expected contributions (all by employer) for its pension and postretirement plans are approximately $3,315,000 and $900,000, respectively, for the year ended December 31, 2004. These amounts are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan). In addition, for years after 2004, Registrant has included as an obligation the estimated minimum required contributions to its pension plan computed by its actuary. These amounts are subject to change based on the significant impact that returns on plan assets and changes in discount rates might have on such amounts.

(11)	Other commitments consist of (i) $75 million syndicated revolving credit facility, expiring in June 2005 of which $47.0 million is outstanding as of March 31, 2004, (ii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iii) an irrevocable letter of credit in the amount of $600,000 that expires on October 2004 for the deductible in Registrant’s business automobile insurance policy (v) an irrevocable letter of credit that expires March 31, 2005 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power; the amount of the credit is $585,000 for the months from November to March, and $270,000 to cover the months from April to October, and (vi) outstanding performance bonds of $9,550 to secure performance under franchise agreements with governmental agencies. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+. The Company violated the interest coverage ratio for the trailing twelve-month period ended March 31, 2004 and has requested and received a waiver from its lending syndicate, which excludes in the calculation, certain charges booked by SCW following certain CPUC decisions. The waiver cured the default at March 31, 2004 and allowed for the exclusion of those charges from the calculation of the trailing twelve-month interest coverage ratio through September 30, 2004.

(12)	Consists of $7.9 million of obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $1.0 million repayment obligation to the United States Bureau of Reclamation. The loan agreement contains provisions that establishes a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau of Reclamation obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions.

     Under the terms of its power purchase contracts with Mirant Marketing and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. SCW will be in default under the terms of these contracts if its debt is rated less than BBB- by Standard & Poor’s Ratings Service (“S&P”) or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc (“Moody’s”). SCW currently has a rating of A- by S & P and A2 by Moody’s, in each case with a negative outlook. Fitch does not rate SCW.

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

     As of March 31, 2004, SCW had accrued $22.7 million in under-collected power costs that SCW mostly incurred during the energy crisis in connection with providing service to its Bear Valley Electric customers. SCW is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year through August, 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed, unless the CPUC approves adjustments.

     Power Supply Arrangements at SCW’s Bear Valley Electric Service Area

     All electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. Under the terms of contracts with Dynegy Power Marketing, Inc. (Dynegy) that expired on April 30, 2001, Dynegy provided electric energy to SCW, acted as scheduling coordinator and provided other ancillary services. Beginning April 1, 2001, SCW entered into a five-year and nine-month, block forward purchase contract with Mirant Marketing for 15 MWs of electric energy at a price of $95 per MWh through December 31, 2006. Mirant Marketing filed a complaint with the FERC seeking to be refunded all or a portion of the gain, $644,000, from Registrant’s sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements. In March 2004, the FERC issued an order that SCW is to refund the $644,000, plus interest, to Mirant Marketing. This refund increased the cost of power purchased for resale during the three months ended March 31, 2004, with a corresponding amount booked to the provision for supply cost balancing account.

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

     In June 2001, SCW executed an agreement with PWCC for an additional 8 MWs of electric energy to meet peak winter demands. The contract provided for pricing of $75 per MWh from November 1, 2001 to March 31, 2002, $48 per MWh from November 1, 2002 to March 31, 2003 and $36 per MWh from November 1, 2003 to March 31, 2004.

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

     The average minimum monthly load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, SCW buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased, including the transactions in the spot market, was approximately $81.3 per MWh for the three months ended March 31, 2004 as compared to $80.5 per MWh for the same period of 2003. SCW’s average energy costs are impacted by pricing fluctuations on the spot market.

     Transmission Constraints

     Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Southern California Edison Company (Edison) to transmit this power. On December 27, 2000, SCW filed a lawsuit against Edison for breach of contract as a result of delays in upgrading these transmission facilities as well as for violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. A settlement has been reached between SCW and Edison, in which (i) SCW is to pay $5 million project abandonment fee to Edison, (ii) Edison will file an application to the FERC for approval of the entire $5.0 million settlement payment as abandoned project costs to be in Edison’s wholesale rate to SCW over a 15 year period, and (iii) Edison is to sell the Goldhill substation and associated transmission line to SCW at its book value. Management believes that the FERC’s approval of Edison’s filing is probable and the abandonment costs included in Edison’s wholesale rate to SCW are recoverable through rates. As a result, the $5.0 million obligation to Edison arising from this settlement was recorded as a liability and a regulatory asset in the fourth quarter of 2003. The settlement agreement was signed March 17, 2004 and required the first payment of $1.4 million to be made to Edison during the first quarter of 2004.

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

Southern California Wild Fires

     The October 2003 wild fires in Southern California had limited impact on SCW. While the firestorms approached several water customer service areas, SCW experienced minimal damage to its water facilities. In SCW’s Bear Valley Electric area, located in the mountains north of Los Angeles, electric service was maintained throughout the fire event in spite of isolated damage to certain electric distribution facilities. SCW will be filing with the CPUC for recovery of the extra expenses incurred in meeting these community needs. These costs are being accumulated in Catastrophic Event Memorandum Accounts (CEMA) and will be amortized pursuant to prescribed procedures after review by the CPUC.

Construction Program

     SCW maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW’s Board of Directors has approved anticipated net capital expenditures of approximately $61.7 million for 2004 principally reflecting water supply related projects such as drilling and equipping of new wells, building a new reservoir, and distribution and street improvement projects. As of March 31, 2004, SCW has unconditional purchase obligations for capital projects of approximately $11.1 million.

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

     Rates that SCW and CCWC are authorized to charge are determined by the CPUC and the ACC, respectively, in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year in California and using an historical test year, as adjusted in Arizona. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a return on rate base. Rate base generally consists of the original cost of utility plant in service, construction work-in-progress, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions such as advances and contributions in aid of construction.

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

     In October 2002, SCW filed an application to increase water rates in the customer service areas that comprise Region III. SCW also filed a concurrent application requesting a rate increase applicable to SCW’s entire customer base to recover costs associated with the general office functions of SCW. On March 16, 2004, the CPUC issued its Region 3 decision, under which (i) new water rates will generate an initial annual increase in revenues of approximately $8.1 million, (ii) a special condition surcharge in rates is approved to amortize the water quality OII memorandum account balance, and (iii) SCW is authorized to establish a memorandum account to accumulate costs to comply with certain contamination remediation requirements. Based on the decision, SCW reversed an $890,000 OII reserve and a $1.0 million water quality related reserves into income during the fourth quarter of 2003.

     In 1994, SCW entered a contract to lease, to the City of Folsom, 5,000 acre-feet per year of water rights to the American River and has included all associated revenues in a non-operating income account. The issue was raised by the ORA in the Region III proceeding. In a decision issued on March 16, the CPUC determined that SCW failed to seek the CPUC’s approval to effectuate the lease and is to pay a net fine of $180,000. The decision also orders SCW to refund 70 percent of the total amount of lease revenues since 1994, plus interest, to customers. Pursuant to the order, SCW recorded $6.2 million as a regulatory liability with a corresponding charge against income (less taxes) during the fourth quarter of 2003. Management disagrees with the CPUC’s decision and has appealed the decision in which it will vigorously defend its position. During the three months ended March 31, 2004, SCW recorded an additional $269,000 of lease payments subject to refund. Pursuant to the order, the apportionment of any lease revenues that SCW may collect in the future will be determined by a later decision. Beginning in the first quarter of 2004, all amounts billed to the City of Folsom are included in a regulatory liability account.

     As of March 31, 2004, SCW had accrued approximately $22.7 million in under-collected purchased power costs included in its Bear Valley Electric balancing account. In 2001, the CPUC approved two Advice Letters which allow SCW to collect $11.1 million in aggregate over five years, equivalent to 2.2¢ per kilowatt hour, for recovery of its under-collection in the electric balancing account.

     On July 17, 2002, CPUC approved a settlement agreement reached among SCW, all intervening parties and the Office of Ratepayer Advocates (ORA). The authorization permits SCW to recover $77 per MWh of purchased power costs through rates. SCW is allowed to include its actual purchased power costs up to an average annual weighted cost of $77 per MWh each year, through August 2011, in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential would offset amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW would not be able to include these amounts in its balancing account and such amounts would be expensed.

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

     Registrant filed an application to increase water rates in the Region II customer service areas on September 11, 2003, which was accepted by the CPUC on October 6, 2003. The new water rates in this filing, as stipulated, would generate an annual increase in revenues of $4.7 million for 2004, $5.1 million and $5.2 million for 2005 and 2006, respectively, subject to earnings tests. The increases for 2004 are retroactive, less the interim increase as discussed below, to January 1, 2004. A decision is not expected until the third quarter of 2004. Due to delays in the CPUC’s review of this GRC application which have delayed the processing of the application, SCW sought authority for interim rate relief by motion filed on December 23, 2003. The Administrative Law Judge at the CPUC in a ruling issued in February 2004 granted SCW’s motion for interim rate relief and ordered SCW to file an advice letter implementing interim rates for Region II, commencing January 1, 2004, subject to refund. The interim rates are expected to generate additional approximately $1.4 million annual revenues. Management expects no refunds will be made.

     On October 30, 2003, SCW also filed an abbreviated application to the CPUC to request an inflationary increase in three of the Region I customer services areas, totaling $388,500 annually. As part of the Region I filing, SCW requested a long-term amortization of the balance of costs included in the Aerojet litigation memorandum account, net of any reimbursement amount. For more information, see the section entitled “Other Water Quality Litigation” included in Part I, Item 3 in Legal Proceedings.

     An Interim Decision issued by the CPUC on May 8, 2003 approved a settlement between the City of Santa Monica (City) and SCW. The settlement agreement conveyed SCW water rights to the City and relieved SCW from its participation in a number of pending lawsuits related to the Charnock Groundwater Basin. A Proposed Decision (PD) issued on December 19, 2003 proposing the ratemaking treatment of the settlement proceeds and the treatment of contamination payments made to SCW by Potentially Responsible Parties (PRPs) since 1998. In summary, the PD directs SCW to (i) invest all net settlement proceeds received from the City in infrastructure improvements within eight years, and (ii) refund to ratepayers the net proceeds received from PRPs, for which $3.5 million was recorded as a liability in December 2003. In April of 2004, the CPUC also issued an alternate decision which proposes to resolve the ratemaking treatment of the settlement proceeds to be received from the City of Santa Monica. The alternate decision orders SCW to refund to ratepayers the net proceeds to be received from the City pursuant to the settlement agreement. SCW is in the final stages of finalizing the settlement agreement with the City of Santa Monica on the Charnock issue. Total settlement is approximately $5.7 million of which $2.0 million is for facilities and $3.7 million is for the water rights. The Santa Monica city council is expected to approve the settlement at its meeting on May 11, 2004. SCW has been informed by the City that the settlement proceeds will be available 30 days after the city council approval.

SCW will book the net settlement proceeds from the City in accordance with the final CPUC decision to be issued later this year. For more information, see the section entitled “Environmental Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     Pursuant to a resolution issued by the CPUC on December 17, 2002, SCW filed advice letters on March 17, 2003 requesting recovery of $2.2 million of under-collections remaining in the balancing accounts for water supply costs incurred prior to November 29, 2001. On June 19, 2003, the CPUC authorized increases in rates in total of $2.1 million, effective June 24, 2003, for SCW to recover the pre-November 29, 2001 balances.

     In a decision issued on June 19, 2003, the CPUC concluded that (i) if a utility is within its rate case cycle and does not earn over its authorized rate of return, the utility shall recover its costs in the memorandum supply cost account subject to reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns over the authorized return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate of return; and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually. SCW has recently filed advice letters for Regions I and II and will file Region III shortly, seeking recovery for under-collected balances of $2.3 million for the period of November 29, 2001 through December 31, 2002, and $1.7 million for the year of 2003. For more information, see the section entitled “Accounting for Supply Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     Regulation of Disinfection/Disinfection By-Products

     SCW and CCWC are also subject to regulations concerning disinfection/disinfection by-products (DBP’s). Stage I of the regulations was effective in November 1998 with full compliance required for systems serving 10,000 or more persons by 2002 and for systems serving fewer than 10,000 persons by 2004. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. SCW has already implemented modifications to the treatment process in its Bay Point and Cordova systems to achieve compliance and the Calipatria plant has undergone treatment modifications, which will also address the requirements under the ESWTR, in order to comply with the DBP’s.

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

     Regulation of Radon and Arsenic

     On October 31, 2001, EPA announced that the arsenic standard in drinking water would be 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in SCW’s system and two wells in CCWC’s system. The effective date for utilities to comply with the standard is January 2006. The California DOHS Office of Environmental Health Hazard Assessment (OEHHA) published the final Public Health Goal (PHG) of 4.0 parts per trillion in April 2004. This is the first step for California to adopt its own MCL for arsenic. The California DOHS will take this number and begin the formal MCL process for California. The DOHS MCL process is expected to take up to a year (even as an emergency regulation). In that interim period, the current MCL in California will remain at 50 parts per billion. The USEPA MCL has been changed to 10 ppb, but it is not effective until 2006.

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

     A tiered approach will be utilized with the three monitoring lists to provide the maximum capability to monitor up to the statutory limit of no more than 30 contaminants in any 5-year monitoring cycle. Therefore, as List 3 contaminants are found to occur in public water systems, they may move up to List 2, and likewise, List 2 contaminants may move up to List 1, when the UCMR is revised again later this year. The law requires that EPA publish a new contaminant-monitoring list every 5 years. When the EPA adds contaminants to their list, they will also include a compliance date. Registrant will evaluate the impact and necessary actions as additions are made to the contaminant lists.

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

Perchlorate Action Level Activities

     In January 2002, DOHS reduced the action level from 18 ppb to a level of 4 ppb, based upon new reference dose for health risk information from EPA. California has a law requiring DOHS to establish an MCL for perchlorate by January 1, 2004. This has been delayed due to the lack of a final Public Health Goal. SCW has removed eight wells from service in its Rancho Cordova system and six additional wells in various other systems since they contained perchlorate in amounts in excess of this reduced action level of 4 ppb. On December 6, 2002, the OEHHA published a revised draft perchlorate Public Health Goal (PHG) of 2 to 6 ppb. This is the first step in the establishment of an MCL in California. The PHG of 6 ppb was adopted in the first quarter of 2004 after which DOHS revised the state Action Level for perchlorate from 4 ppb to 6 ppb. The California MCL for perchlorate is expected to be finalized in 2005. SCW is continuing to periodically monitor all of its wells to determine that levels of perchlorate are below the action level currently in effect.

     Nitrosodimethylamine (NDMA) Action Level

     In February 2002, DOHS increased the action level from 2 parts per trillion (ppt) to 10 ppt. NDMA is an additional by-product from the production and use of rocket fuels.

     Matters Relating to SCW’s Arden-Cordova Water System

     In SCW’s Rancho Cordova system, four wells have been removed from service and destroyed due to contamination from perchlorate. The supply has been replaced for three of these wells. An additional three wells are currently out of service due to perchlorate levels above the EPA trigger level of 4 ppb as defined in the EPA’s Administrative Orders, and two wells are out of service due to detectable levels of NDMA above the action level. SCW continues to monitor all of its active groundwater wells in the Rancho Cordova system for perchlorate and NDMA. Aerojet-General Corp. (Aerojet) has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that such contamination is also related to the activities of Aerojet. SCW has filed suit against Aerojet for contamination of SCW’s ground water supply in its Rancho Cordova system.

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

     To date, Aerojet has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW’s Rancho-Cordova customer service area and has reimbursed SCW for a portion of the costs associated with the drilling and equipping of new wells. Aerojet had, prior to the MOU, reimbursed SCW $4.3 million of the approximately $20 million in capital costs SCW has incurred, and $171,000 for additional water supply costs. Based on the financial terms in the MOU, SCW established a receivable from Aerojet in an amount of $16.7 million at the end of 2003, of which $8.7 million was received in early 2004. The remainder of the costs is subject to further settlement documentation. Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. Management believes these costs are recoverable through rates; however, proceeds from any settlement agreement with Aerojet would be applied to reduced amounts collected from customers. Management cannot give assurance that the CPUC will ultimately allow recovery of all or any of these costs. For further information regarding litigation related to contamination of ground water in Sacramento County, see the section entitled “Other Water Quality Litigation” included in Part I, Item 3, Legal Proceedings.

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

     On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company, Equilon Enterprises LLC and others to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination in the Charnock Basin. The EPA has ordered Shell Oil and others to reimburse SCW for water replacement costs. In March 2002, SCW reached a settlement agreement with the City of Santa

Monica, in which SCW assigned its rights against all the potentially responsible parties, who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure, and its water rights in the Charnock Basin to the City of Santa Monica and Santa Monica took over the prosecution against the potentially responsible parties in exchange for an assignment payment. On May 8, 2003, the CPUC issued a decision approving the settlement agreement. Pursuant to the resolution, SCW has subsequently filed a report that sets forth specific details as to SCW’s plans to reinvest the net proceeds from the settlement agreement with the City of Santa Monica. A Proposed Decision (PD) issued on December 19, 2003 proposes the ratemaking treatment of the settlement proceeds and the treatment of contamination payments made to SCW by Potentially Responsible Parties (PRPs) since 1998. In summary, the PD directs SCW to (i) invest all net settlement proceeds received from the City in infrastructure improvements within eight years, and (ii) refund to ratepayers the net proceeds received from PRPs, for which $3.5 million was recorded as a liability in December 2003. In April of 2004, the CPUC also issued an alternate decision which proposes to resolve the ratemaking treatment of the settlement proceeds to be received from the City of Santa Monica. The alternate decision orders SCW to refund to ratepayers the net proceeds to be received from the City pursuant to the settlement agreement. SCW is in the final stages of finalizing the settlement agreement with the City of Santa Monica on the Charnock issue. Total settlement is approximately $5.7 million of which $2.0 million is for facilities and $3.7 million is for the water rights. The Santa Monica city council is expected to approve the settlement at its meeting on May 11, 2004. SCW has been informed by the City that the settlement proceeds will be available 30 days after the city council approval. SCW will book the net settlement proceeds from the City in accordance with the final CPUC decision to be issued later this year.

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

     Bark Beetle Infestation in SCW’s Bear Valley Electric Service Area

     In a Proclamation issued on March 7, 2003 former Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego of the State of California. The threat is continuing and shows no sign of abating. On April 3, 2003, the CPUC issued an order requiring Southern California Edison Company, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric, are authorized to make annual advice letter filings requesting recovery of the costs of removal and mitigation. SCW has determined the scope and magnitude of the bark beetle infestation in its Bear Valley Electric service territory to date and has formulated a course of action to mitigate the fire potential in its rights-of-way. Estimated costs of dead tree removal totals $620,000 based on experiences with other utility vegetation management programs and current information gathered and assessed for the Big Bear Lake area. These costs represent only the cost of addressing the problem to date. If the drought continues, the infestation will likely spread and mitigation costs may increase. SCW expects that current and future costs incurred in remediation of Bark Beetle Infestation will be recoverable in rates through the annual Advice Letter filings, as the April 2003 order issued by the CPUC contained cost recovery provisions. As of March 31, 2004, approximately $17,000 has been incurred and is included in the CEMA accounts.

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

Water Supply

     SCW’s Water Supply

     For the three months ended March 31, 2004, SCW supplied a total of 16,863,000 CCF of water. Of this amount, approximately 54% came from pumped sources and 45% was purchased from others, principally the Metropolitan Water District of Southern California (MWD). The remaining was surface water principally supplied by the Bureau of Reclamation (the Bureau) under a no-cost contract and by the Sacramento Municipal Utility District (SMUD), the cost of which is being reimbursed by Aerojet-General Corp. pursuant to a Memorandum of Understanding. For more information, please see the section entitled “Environmental Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. During the same period of 2003, SCW supplied 16,483,000 CCF of water, 56% of which came from pumped sources, 43% was purchased, and the Bureau and SMUD supplied the remainder.

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

     SCW’s water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. The current water year for California has generally been drier than last year with state wide precipitation at 95% and snow pack at 85% of average, versus 100%

and 117%, respectively, during last year. Particularly March has seen much warmer and drier weather. However, reservoir levels are up from last year with the current statewide level at 105% of normal as opposed to 100% last year. Runoff is forecasted to be 80% of normal from April 2004 to July 2004.

     Although overall groundwater conditions remain at adequate levels, certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused SCW to increase its reliance on purchased water in its supply mix. For further information, see Part I, Item 3 in Legal Proceedings.

     A sudden and unexplained drop in groundwater water supply severely impacted SCW’s Wrightwood customer service area in the third quarter of 2002. In response to this emergency situation, SCW undertook a number of steps to provide water service, including trucking water into the area from nearby sources, bringing a formerly shut down well into service, taking steps to increase capacity at existing wells and expediting the drilling and equipping of a new well. SCW experienced increased operating costs associated with the trucking of water of approximately $1.4 million (approximately $1.26 million was incurred in 2002 and $166,000 in the first quarter of 2003). Due to the actions of SCW and conservation efforts of consumers, the situation has stabilized and the water hauling ceased at end of January 2003. Management is unable to predict the extent to which additional costs may be incurred or the extent to which additional problems may be encountered. An additional well and filtration equipment have been installed during the past 12 months and, along with voluntary conservation by the community, water supplies have been sustained throughout 2003 even though water levels in Wrightwood are still low. We will be evaluating other alternatives to secure water supply. The cause of the unexplained and sudden drop in groundwater supply has not been identified, but it is believed to be partially drought-related.

     CCWC’s Water Supply

     Arizona will continue to experience drought conditions. During this water year, precipitation has been well below normal, except for the southeastern portion of the state. The warm March melted much of the snow pack to levels below 20% of normal. The Natural Resource Conservation Service warned users to expect reduced water supplies through the spring and summer of 2004. In the Colorado river basin Lake Mead is at 15,255,000 acre feet, 56% of normal and Lake Powell is 10,180,000 acre feet , or 69% of normal. The forecast of steam flow into Lake Powell is for 50% of average.

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

     CCWC has since undertaken actions requested by the ADWR, including (i) joining the Central Arizona Groundwater Replenishment District as a Member Service Area, (ii) submitting an application to the ADWR to modify its assured supply designation in a manner that will enable CCWC to provide water service to new real estate developments in the Town of Fountain Hills, and (iii) filing a report supporting the modification of designation of assured water supply. On April 7, 2004 ADWR issued a revised decision confirming that CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, consistent with the management goal, in an aggregate volume of 9,828 acre-feet per year for a minimum of 100 years which is greater than CCWC’s projected demand for the calendar year 2014 of approximately 8,000 acre-feet. The 9,828 is comprised of our existing CAP allocation of 6.978 acre-feet per year, and groundwater usage of; incidental recharge credits of 500 acre-feet per year, our existing groundwater account balance of 35,829 acre-feet that would provide approximately 350 acre-feet per year for a hundred years and our Central Arizona Groundwater Replenishment District (CAGRD) contract of 2,000 acre-feet per year.

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

     On November 29, 2001, the CPUC ordered us to suspend the use of the current water balancing account, and instead start a memorandum account for each offsettable expense of purchased water, purchased power and pump tax for our water service areas. Changes in water supply costs compared to the authorized amount, as well as any future authorized offset increases may directly affect our earnings. In June 2003, we received the CPUC’s authorization to increase our rates to recover the pre- November 29, 2001 balance in our supply costs balancing account.

     In a decision issued on June 19, 2003 for memorandum supply accounts, the CPUC concluded that our recovery of deferred water supply costs for providing water service will be reduced if we are earning more than our authorized rate of return. Pursuant to the resolution, we recently filed advice letters seeking recovery for under-collected balances of $2.5 million for the period of November 29, 2001 through December 31, 2002, and approximately $1.7 million for the 2003 under-collected balance. Future recovery of the under-collected balances is subject to the earning tests and the CPUC’s review of the reasonableness of the cost. For more information, see the section entitled “Accounting for Supply Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     In some cases, potentially responsible parties have reimbursed us for our costs. In other cases, we have taken legal action against parties that we believe to be potentially responsible for the contamination. To date, the CPUC has also permitted SCW to establish memorandum accounts for recovery of these types of costs.

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

     SCW and CCWC may be able to recover costs incurred to comply with these regulations through the ratemaking process. In a recent rate case, the CPUC has authorized SCW to establish a memorandum account for future recovery of costs associated with compliance and remediation. We may also be able to recover certain of these costs under our contractual arrangements with municipalities. In certain circumstances, we may be able to recover costs from parties responsible or potentially responsible for contamination, either voluntarily or through specific court action.

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

     Our business requires significant capital expenditures

     The utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. During the three months ended March 31, 2004 and 2003, Registrant spent $13,399,000 and $8,409,000, respectively, for these purposes. Our net budgeted capital expenditures for calendar year 2004 for these purposes are approximately $61.7 million. There is no capital expenditure for environmental control facilities budgeted for 2004.

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

New Accounting Pronouncements

     Registrant is subject to newly issued as well as changes in existing requirements issued by the Financial Accounting Standard Board. Differences in financial reporting between periods could occur unless and until the CPUC and the ACC approve such changes for conformity through regulatory proceedings. See Note 7 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. There have been no material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2003. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, Registrant carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Order Instituting Investigation (OII)

     In March 1998, the CPUC issued an OII to regulated water utilities in the state of California, including SCW. The purpose of the OII was to determine whether existing standards and policies regarding drinking water quality adequately protect the public health and whether those standards and policies were being uniformly complied with by those water utilities. On November 2, 2000, a final decision from the CPUC concluded that the CPUC has the jurisdiction to regulate the service of water utilities with respect to the health and safety of that service; that the DOHS requirements governing drinking water quality adequately protect the public health and safety; and that, based on an extensive review of 25 years of water quality records, regulated water utilities, including SCW, have satisfactorily complied with past and present drinking water quality requirements, except for one small unrelated water utility in Northern California.

     The CPUC had previously authorized establishment of memorandum accounts to capture expenses related to the OII. Under the memorandum account procedure, SCW may recover litigation costs from ratepayers to the extent authorized by the CPUC. As of March 31, 2004, SCW has incurred a net cost of $890,000 related to the OII. In a decision issued by the CPUC on March 16, 2004, SCW is allowed to recover the cost through a special condition surcharge over a twelve-month period.

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

     Based on the financial terms in the MOU, SCW established a receivable from Aerojet in an amount of $16.7 million for capital project and purchased water reimbursements at the end of 2003, of which $8.7 million has been received in early 2004. The remainder of the costs is subject to further settlement documentation. Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. Prior to the MOU, Aerojet had reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply.

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

     The CPUC has previously authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the suits filed against the State and Aerojet, less any recovery from the defendants or others. As of March 31, 2004, approximately $16.3 million in legal and consulting related costs has been recorded as deferred charges and included as “Regulatory Assets” on the balance sheets. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million in expenses that were incurred on or before August 31, 2000, in the Aerojet matter. As part of an abbreviated application for SCW’s Region I, SCW requested a long-term amortization of the balance of costs included in the Aerojet litigation memorandum account, net of any reimbursement amount. The draft agreement with Aerojet also addresses the possible recovery of SCW’s deferred charges through revenues in new development areas. Management believes these costs are recoverable through rates; however, proceeds from any settlement agreement with Aerojet would be applied to reduce amounts collected from customers. Management cannot give assurance that the CPUC will ultimately allow recovery of all or any of these costs. See the section entitled “Regulatory Matters” and “Environmental Matters” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

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

     MCO Properties, Inc., a real estate developer (MCO), has filed a complaint against AWR and CCWC in the Superior Court of Maricopa County (CV 2003-011184) on June 6, 2003 alleging breach of contract, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, negligence and negligent misrepresentation and seeking a declaratory judgment. The complaint arises out of allegations by MCO that AWR has failed to comply with the terms of the Stock Purchase Agreement between MCO and AWR pursuant to which AWR acquired CCWC from MCO and has thereby interfered with MCO’s ability to develop its real property in the Town of Fountain Hills. A revised complaint was filed on December 12, 2003 further alleging that CCWC has not maintained its designation of assured supply as required in the Stock Purchase Agreement. Similar allegations have been filed by MCO against CCWC with the Arizona Corporation Commission (Docket No. W-02113A-3-0383). A settlement agreement between CCWC and MCO was executed which dismisses all claims. In addition, CCWC has undertaken actions requested by the Arizona Department of Water Resources (ADWR), including (i) joining the Central Arizona Groundwater Replenishment District as a Member Service Area, (ii) submitting an application to the ADWR to modify its designation of assured supply that revised its assured water supply designation in a manner that will enable CCWC to provide water service to new real estate developments in the Town of Fountain Hills, and (iii) filing a report supporting the modification of designation of assured water supply. On April 7, 2004 ADWR issued a revised decision confirming that CCWC has the physical, legal and continuous availability of Central Arizona Project water and groundwater for 100 years, in excess of its projected demands through 2014.

     For further information on CCWC’s assured water supply designation, see “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation-Water Supply-CCWC’s Water Supply”.

     Electric Service Litigation

     SCW has been, in conjunction with the Southern California Edison (Edison) unit of Edison International, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project, violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. SCW has also sought declaratory relief from Edison’s claims. To date, SCW has spent approximately $3.4 million in this matter, all of which has been expensed. A settlement has been reached between SCW and Edison, in which (i) SCW is to pay Edison $5.0 million as the cost of abandoning and terminating the 115kv Project, (ii) Edison shall make a filing with the Federal Energy Regulatory Commission (FERC) to include the cost in a FERC rate schedule under the Transmission Service Agreement between SCW and Edison, and (iii) Edison is to sell the Goldhill substation and associated transmission line to SCW at its book value. Management believes that the FERC’s approval on Edison’s filing is probable and this cost is within the meaning of the CPUC’s Code of “Abandonment Fee” which is recoverable through the supply cost balancing account. As a result, the $5.0 million obligation to Edison arising from the settlement was recorded as a liability and a regulatory asset in the fourth quarter of 2003, of which $1.4 million was paid in the first quarter of 2004. A final settlement agreement was reached on March 17, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) None

     (b) None

     (c) None

     (d) None

     (e) None

Item 3. Defaults Upon Senior Securities

     Registrant maintains a $75 million revolving credit facility maturing in June 2005. Total borrowings outstanding under this credit facility amounted to $47 million at March 31, 2004 included in current liabilities. The credit agreement for this facility includes, among other things, certain financial covenants. One of those covenants is maintenance of an interest coverage ratio of at least 3.25x, as defined and calculated in the credit agreement, based on trailing twelve-month results. The Company violated this interest coverage ratio for the trailing twelve-month period ended March 31, 2004 and has requested and received a waiver from its lending syndicate, which excludes in the calculation, certain charges booked by SCW following certain CPUC decisions. The waiver cured the default at March 31, 2004 and allowed for the exclusion of those charges from the calculation of the trailing twelve-month interest coverage ratio through September 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

     No items were submitted during the first quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise. However, on or about April 2, 2004, common and preferred shareholders of AWR were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares to: (1) elect four Class II directors to the Board of Directors to serve until their successors are elected and qualified; (2) approve the 2003 Non-Employee Directors Stock Plan; (3) ratify the appointment of PricewaterhouseCoopers, LLP as the independent auditors; and (4) to transact any other business, which may properly come before the meeting or any adjournment thereof.

     The Annual Meeting of Shareholders will be held on May 11, 2004.

Item 5. Other Information

     On April 27, 2004, the Board of Directors of Registrant declared a regular quarterly dividend of $0.221 per common share. The dividend will be paid June 1, 2004 to shareholders of record as of the close of business on May 10, 2004.

Item 6. Exhibits and Reports on Form 8-K

     (a) The following documents are filed as Exhibits to this report:

10.25	Amendment No. 2 to the Credit Agreement between American States Water Company dated April 29, 2004 with Wells Fargo Bank, N.A., as Administrative Agent (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed concurrently herewith

(2) Furnished concurrently herewith.

(b)	Registrant filed a Form 8-K with the Securities and Exchange Commission (SEC) dated March 17, 2004 under Item 12. No financial statements were filed with this report.

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

Dated: May 10, 2004