Form 10-Q
period 2004-06-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2004-08-09
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number   001-14431

American States Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas, California	91773-1207

(Address of Principal Executive Offices)	(Zip Code)

(909) 394-3600

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Commission file number   001-12008

Southern California Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-1243678

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas, California	91773-1212

(Address of Principal Executive Offices)	(Zip Code)

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

As of August 9, 2004, the number of Common Shares outstanding of American States Water Company was 15,268,587 shares.

As of August 9, 2004, all of the 110 outstanding Common Shares of Southern California Water Company were owned by American States Water Company.

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

     Filing Format

     This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”) and Southern California Water Company (hereinafter “SCW”). For more information, please see Note 1 to the Notes to Consolidated Financial Statements and the heading entitled General in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. References in this report to “Registrant” are to AWR and SCW collectively, unless otherwise specified. SCW makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than SCW.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2004	2003
Utility Plant, at cost
Water	$739,810	$726,811
Electric	43,799	42,711

	783,609	769,522
Less — Accumulated depreciation	(233,073)	(222,567)

	550,536	546,955
Construction work in progress	71,326	55,343

	621,862	602,298
Other Property and Investments
Goodwill	12,276	12,276
Other property and investments	9,895	9,844

Total other property and investments	22,171	22,120

Current Assets
Cash and cash equivalents	6,949	12,775
Accounts receivable-customers (less allowance for doubtful accounts of $869 in 2004 and $831 in 2003)	11,980	11,758
Unbilled revenue	14,773	12,714
Other accounts receivable	2,367	10,649
Materials and supplies, at average cost	1,453	1,346
Regulatory assets — current	4,582	5,331
Prepayments	1,966	3,786

Total current assets	44,070	58,359

Regulatory and Other Assets
Regulatory assets	56,592	57,704
Other accounts receivable	8,000	8,000
Other	8,731	8,994

Total regulatory and other assets	73,323	74,698

Total Assets	$761,426	$757,475

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
(in thousands)	2004	2003
Capitalization
Common shares, no par value, no stated value	$129,681	$127,699
Earnings reinvested in the business	85,912	84,788

Total common shareholders’ equity	215,593	212,487
Long-term debt	229,468	229,799

Total capitalization	445,061	442,286

Current Liabilities
Notes payable to banks	54,000	56,000
Long-term debt — current	820	820
Accounts payable	15,527	18,774
Taxes payable	7,457	2,784
Accrued employee expenses	4,811	3,925
Accrued interest	1,874	1,681
Deferred income taxes — current	431	1,217
Other	7,832	10,697

Total current liabilities	92,752	95,898

Other Credits
Advances for construction	78,386	77,154
Contributions in aid of construction — net	66,928	64,297
Deferred income taxes	53,882	53,243
Unamortized investment tax credits	2,655	2,700
Accrued pension and other postretirement benefits	2,493	4,584
Regulatory liabilities	11,394	9,642
Other	7,875	7,671

Total other credits	223,613	219,291

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$761,426	$757,475

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2004 AND 2003
(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except per share amounts)	2004	2003
Operating Revenues
Water	$53,576	$46,207
Electric	5,449	5,353
Other	319	257

	59,344	51,817

Operating Expenses
Water purchased	12,802	10,470
Power purchased for pumping	2,415	2,410
Power purchased for resale	2,538	2,814
Unrealized loss (gain) on purchased power contracts	76	(1,557)
Gain on sale of water rights	(5,675)	—
Groundwater production assessment	1,338	1,729
Supply cost balancing accounts	3,598	501
Other operating expenses	5,283	5,086
Administrative and general expenses	11,497	11,890
Depreciation and amortization	5,073	4,945
Maintenance	2,609	2,299
Taxes on income	5,086	1,790
Other taxes	2,105	2,021

Total operating expenses	48,745	44,398

Operating Income	10,599	7,419

Other Income (Loss)
Other income, net	851	89
Taxes on other income	(313)	(58)

Total other income, net	538	31

Interest Charges
Interest on long-term debt	4,052	4,220
Other interest and amortization of debt expense	375	319

Total interest charges	4,427	4,539

Net Income	6,710	2,911

Weighted Average Number of Shares Outstanding	15,248	15,201
Basic Earnings Per Common Share	$0.44	$0.19
Weighted Average Number of Diluted Shares	15,269	15,247
Fully Diluted Earnings Per Share	$0.44	$0.19
Dividends Declared Per Common Share	$0.221	$0.221

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2004 AND 2003
(Unaudited)

	Six Months Ended
	June 30,
(in thousands, except per share amounts)	2004	2003
Operating Revenues
Water	$92,318	$85,632
Electric	13,076	12,357
Other	601	504

	105,995	98,493

Operating Expenses
Water purchased	21,683	18,358
Power purchased for pumping	4,132	4,366
Power purchased for resale	7,367	6,670
Unrealized gain on purchased power contracts	(481)	(1,274)
Gain on sale of water rights	(5,675)	—
Groundwater production assessment	3,160	3,396
Supply cost balancing accounts	3,819	1,459
Other operating expenses	9,720	9,126
Administrative and general expenses	20,576	19,414
Depreciation and amortization	10,250	9,892
Maintenance	4,936	4,249
Taxes on income	6,028	3,785
Other taxes	4,331	4,078

Total operating expenses	89,846	83,519

Operating Income	16,149	14,974

Other income, net	669	137
Taxes on other income	(214)	(106)

Total other income, net	455	31

Interest Charges
Interest on long-term debt	8,102	8,475
Other interest and amortization of debt expense	646	629

Total interest charges	8,748	9,104

Net Income	$7,856	$5,901

Weighted Average Number of Shares Outstanding	15,236	15,196
Basic Earnings Per Common Share	$0.52	$0.39
Weighted Average Number of Diluted Shares	15,265	15,224
Fully Diluted Earnings Per Share	$0.51	$0.39
Dividends Declared Per Common Share	$0.442	$0.442

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$7,856	$5,901
Adjustments for non-cash items:
Depreciation and amortization	10,250	9,892
Deferred income taxes and investment tax credits	651	2,401
Unrealized gain on purchased power contracts	(481)	(1,274)
Impairment loss on assets removed from rate-base	482	—
Non-cash compensation expense on stock units issued	778	—
Other — net	970	1,716
Changes in assets and liabilities:
Accounts receivable — customers	(222)	334
Unbilled revenue	(2,059)	(889)
Other accounts receivable	8,282	(2,399)
Materials and supplies	(107)	(507)
Prepayments	1,820	1,191
Regulatory assets — supply cost balancing accounts	3,819	1,459
Other assets	(46)	(222)
Accounts payable	(3,247)	(3,002)
Taxes payable	4,673	1,123
Other liabilities	(4,340)	(4,048)

Net cash provided	29,079	11,676

Cash Flows From Investing Activities:
Construction expenditures	(30,592)	(17,455)

Net cash used	(30,592)	(17,455)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	1,204	504
Receipt of advances for and contributions in aid of construction	5,175	2,927
Refunds on advances for construction	(2,287)	(2,230)
Cash received on financing portion of purchased power contracts	658	865
Repayment of long-term debt	(331)	(312)
Net change in notes payable to banks	(2,000)	(2,000)
Dividends paid	(6,732)	(6,715)

Net cash used	(4,313)	(6,961)

Net decrease in cash and cash equivalents	(5,826)	(12,740)
Cash and cash equivalents, beginning of period	12,775	18,397

Cash and cash equivalents, end of period	$6,949	$5,657

Non-cash activities — supplemental disclosures:
Adoption of new accounting standard for asset retirement obligations:
Cumulative effect of adoption — Regulatory asset	—	$2,495
Utility plant, net	—	223
Asset retirement obligations	—	(2,718)

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN CALIFORNIA WATER COMPANY

BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2004	2003
Utility Plant, at cost
Water	$698,468	$688,079
Electric	43,799	42,711

	742,267	730,790
Less — Accumulated depreciation	(221,508)	(211,424)

	520,759	519,366
Construction work in progress	68,686	51,354

	589,445	570,720

Other Property and Investments	7,520	7,471

Current Assets
Cash and cash equivalents	4,755	8,306
Accounts receivable-customers (less allowance for doubtful accounts of $828 in 2004 and $797 in 2003)	11,800	11,487
Unbilled revenue	14,514	12,484
Intercompany receivable	1,928	445
Other accounts receivable	2,168	10,516
Materials and supplies, at average cost	1,430	1,322
Regulatory assets — current	4,582	5,331
Prepayments	1,774	3,638

	42,951	53,529

Regulatory and Other Assets
Regulatory assets	56,501	57,624
Other accounts receivable	8,000	8,000
Other	7,974	8,219

Total regulatory and other assets	72,475	73,843

Total Assets	$712,391	$705,563

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
(in thousands)	2004	2003
Capitalization
Common shares, no par value	$124,169	$123,391
Earnings reinvested in the business	83,994	82,656

Total common shareholder’s equity	208,163	206,047
Long-term debt	221,822	221,996

Total capitalization	429,985	428,043

Current Liabilities
Long-term debt — current	260	260
Accounts payable	14,733	17,312
Intercompany payable	34,061	34,111
Taxes payable	10,703	4,382
Accrued employee expenses	4,718	3,828
Accrued interest	1,600	1,581
Deferred income taxes — current	217	1,057
Other	7,500	10,376

Total current liabilities	73,792	72,907

Other Credits
Advances for construction	68,076	66,827
Contributions in aid of construction	66,645	64,023
Deferred income taxes	50,673	50,277
Unamortized investment tax credits	2,655	2,700
Accrued pension and other postretirement benefits	2,493	4,584
Regulatory liabilities	11,394	9,642
Other credits	6,678	6,560

Total other credits	208,614	204,613

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$712,391	$705,563

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2004 AND 2003
(Unaudited)

	Three Months Ended
	June 30,
(in thousands)	2004	2003
Operating Revenues

Water	$51,897	$44,690
Electric	5,449	5,353

	57,346	50,043

Operating Expenses
Water purchased	12,609	10,284
Power purchased for pumping	2,294	2,281
Power purchased for resale	2,538	2,813
Unrealized loss (gain) on power purchased contracts	76	(1,557)
Gain on sale of water rights	(5,675)	—
Groundwater production assessment	1,338	1,729
Supply cost balancing accounts	3,598	501
Other operating expenses	4,914	4,765
Administrative and general expenses	9,418	9,997
Depreciation and amortization	4,835	4,713
Maintenance	2,375	2,230
Taxes on income	6,024	2,358
Other taxes	2,015	1,917

Total operating expenses	46,359	42,031

Operating Income	10,987	8,012

Other Income (Loss)
Other income, net	851	84
Taxes on other income	(322)	(63)

Total other income, net	529	21

Interest Charges
Interest on long-term debt	3,939	4,107
Other interest and amortization of debt expense	258	165

Total interest charges	4,197	4,272

Net Income	$7,319	$3,761

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2004 AND 2003
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2004	2003
Operating Revenues
Water	$89,358	$82,859
Electric	13,076	12,357

	102,434	95,216

Operating Expenses
Water purchased	21,329	17,994
Power purchased for pumping	3,935	4,171
Power purchased for resale	7,367	6,669
Unrealized gain on purchased power contracts	(481)	(1,274)
Gain on sale of water rights	(5,675)	—
Groundwater production assessment	3,160	3,396
Supply cost balancing accounts	3,819	1,459
Other operating expenses	9,007	8,518
Administrative and general expenses	17,154	17,007
Depreciation and amortization	9,772	9,431
Maintenance	4,628	4,102
Taxes on income	7,360	4,448
Other taxes	4,140	3,866

Total operating expenses	85,515	79,787

Operating Income	16,919	15,429

Other Income (Loss)
Other income, net	664	127
Taxes on other income	(221)	(109)

Total other income, net	443	18

Interest Charges
Interest on long-term debt	7,874	8,247
Other interest and amortization of debt expense	450	315

Total interest charges	8,324	8,562

Net Income	$9,038	$6,885

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$9,038	$6,885
Adjustments for non-cash items:
Depreciation and amortization	9,772	9,431
Deferred income taxes and investment tax credits	354	2,215
Unrealized gain on purchased power contracts	(481)	(1,274)
Impairment loss on assets removed from rate-base	482	—
Non-cash compensation expense on stock units issued	778	—
Other — net	1,028	1,684
Changes in assets and liabilities:
Accounts receivable — customers	(313)	372
Unbilled revenue	(2,030)	(851)
Other accounts receivable	8,348	(2,440)
Materials and supplies	(108)	(507)
Prepayments	1,864	1,168
Regulatory assets — supply cost balancing accounts	3,819	1,459
Other assets	(118)	(317)
Accounts payable	(2,579)	(2,634)
Intercompany payable	(1,533)	(107)
Taxes payable	6,321	1,774
Other current liabilities	(4,607)	(4,068)

Net cash provided	30,035	12,790

Cash Flows From Investing Activities:
Construction expenditures	(29,266)	(16,344)

Net cash used	(29,266)	(16,344)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	5,170	2,811
Refunds on advances for construction	(2,274)	(2,230)
Cash received on financing portion of purchased power contracts	658	865
Repayments of long-term debt	(174)	(170)
Net change in intercompany borrowings	—	(1,000)
Dividends paid	(7,700)	(7,700)

Net cash used	(4,320)	(7,424)

Net decrease in cash and cash equivalents	(3,551)	(10,978)
Cash and cash equivalents, beginning of period	8,306	11,677

Cash and cash equivalents, end of period	$4,755	$699

Non-cash activities — supplemental disclosures:
Adoption of new accounting standard for asset retirement
obligations:
Cumulative effect of adoption — Regulatory asset	—	$2,479
Utility plant, net	—	221
Asset retirement obligations	—	(2,700)

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
SOUTHERN CALIFORNIA WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     American States Water Company (“AWR”), incorporated in 1998, is the parent company of Southern California Water Company (“SCW”), American States Utility Services, Inc. (“ASUS”) and Chaparral City Water Company (“CCWC”). More than 90% of AWR’s assets consist of the common stock of SCW. SCW is a public utility company engaged principally in the purchase, production and distribution of water in California. In addition, SCW distributes and sells electric energy in several mountain communities in California. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively.

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

	June 30,	December 31,
(In thousands)	2004	2003
SCW
Supply cost balancing accounts	$22,855	$24,432
Costs deferred for future recovery on Aerojet case	16,222	16,177
Flow-through taxes, net	9,847	10,690
Transmission line abandonment costs	5,000	5,000
Asset retirement obligations	2,854	2,729
Low income balancing accounts	1,845	1,452
Refund of water right lease revenues	(5,687)	(6,177)
Revenues subject to refund	(3,487)	(3,465)
Supply cost memorandum accounts net over-collections	(2,220)	—
Other regulatory assets	2,460	2,475

Total SCW	$49,689	$53,313

CCWC
Asset retirement obligations	$46	$40
Other regulatory assets	45	40

Total AWR	$49,780	$53,393

     Note 2 — Regulatory Matters (Continued):

Supply Cost Balancing Accounts:

     As permitted by the California Public Utilities Commission (“CPUC”), SCW has historically maintained water supply balancing accounts prior to November 29, 2001 and electric supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs are recorded as expenses and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. SCW accrues interest on its supply cost balancing accounts at the prevailing rate for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

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

     On April 30, 2004, SCW filed advice letters for Regions I and II for the period from November 29, 2001 to December 31, 2003 with respect to an approximately $1.4 million net over-collection. This over-collection has been recorded as a regulatory liability at June 30, 2004. An additional $800,000 of net over-collection has also been recorded as a regulatory liability at June 30, 2004. This regulatory liability was generated during the six months ended June 30, 2004. SCW has not filed advice letters for review of the activity in the Region III memorandum supply cost account pending resolution of SCW’s petition to have the advice letter recognized as a regional filing for Region III. Region III had an under-collection balance of $6.0 million and $5.3 million at June 30, 2004 and December 31, 2003, respectively. A regulatory asset with respect to this under-collection will not be recorded until receipt of a CPUC decision regarding this matter given the uncertainty surrounding this advice letter filing.

     Electric Balancing Account – Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $21.7 million at June 30, 2004. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable SCW to recover the under-collection. SCW sold 29,204,086 and 28,287,154 kilowatt hours of electricity to its Bear Valley Electric division customers for the three months ended June 30, 2004 and 2003, respectively, and 69,955,975 and 67,972,282 kilowatt hours for the six months ended June 30, 2004 and 2003, respectively. SCW anticipates electricity sales to be sufficient for it to recover the amount of the under-collection by August 2011. SCW is allowed to include only up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. For the three and six months ended June 30, 2004, SCW has expensed $224,361 for costs over $77 per MWh.

     Note 2 — Regulatory Matters (Continued):

     During April 2001, SCW recorded a one-time sale of energy on the spot market that generated a $644,000 gain which was recorded in the supply cost balancing account at that time. The gain was the subject of a complaint filed at the Federal Energy Regulatory Commission (“FERC”) by Mirant Americas Energy Marketing, Inc. (Mirant Marketing) where Mirant Marketing, the purchaser of the energy, was seeking to be refunded all or a portion of the gain. In March 2004, the FERC ordered SCW to refund the $644,000, plus interest, to Mirant Marketing. This refund increased the cost of power purchased for resale during the six months ended June 30, 2004, with a corresponding decrease in the provision for supply cost balancing account. The sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements.

Costs Deferred for Future Recovery on Aerojet Case:

     SCW sued Aerojet-General Corporation (“Aerojet”) for causing the contamination of the Sacramento County Groundwater Basin, which affected certain SCW wells. On a related matter, SCW also filed a lawsuit against the State of California. The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others. As of June 30, 2004 and December 31, 2003, approximately $16 million had been recorded as a non-yielding regulatory asset representing primarily legal costs incurred to date in connection with prosecuting the cases. Management believes the recovery of these costs through rates is probable; however, it is management’s intention to offset any settlement proceeds from Aerojet that may occur from these actions against the balance in the memorandum accounts at the time of settlement. Management cannot give assurance that the CPUC will ultimately allow recovery of all or any of these costs.

Revenues Subject to Refund:

     SCW and the City of Santa Monica (“City”) reached a settlement agreement in which SCW sold its water rights in the Charnock Groundwater Basin (“Basin”) to the City and assigned to the City its rights against all potentially responsible parties (“PRPs”) who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure in the Basin. The City also indemnified SCW from related claims.

     In a CPUC decision approved on July 8, 2004, SCW was directed by the CPUC to (i) track the net settlement proceeds in an interest-bearing memorandum account to fund capital for infrastructure improvements over the next eight years, (ii) maintain records of all memorandum account activity, (iii) obtain the CPUC’s approval to include those capital costs in rate base as the improvements become necessary and useful, (iv) remove relevant assets from rate base, and (v) refund to ratepayers the net proceeds received from PRPs, for which a $3.5 million was recorded as a liability in December 2003 on the basis of a Proposed Decision by the CPUC. In May 2004, SCW received the full settlement payment of $5.7 million from the City. The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision, resulting in a $5.2 million net pre-tax increase in operating income. SCW recorded the impairment loss on assets removed from rate-base in “other operating expenses”.

     Note 2 — Regulatory Matters (Continued):

Refund of Water Right Lease Revenues:

     In 1994, SCW entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights to the American River, and had included all associated revenues in a non-operating income account. This issue was raised by the Office of Ratepayer Advocates (“ORA”) in SCW’s Region III proceedings. In a decision issued on March 16, 2004, the CPUC determined that SCW failed to seek the CPUC’s approval to effectuate the lease and was to pay a fine of $180,000. The decision also ordered SCW to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, SCW recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income (net of taxes of $2.5 million) during the fourth quarter of 2003. Management disagrees with the CPUC’s decision and has filed an appeal to the decision in which it will vigorously defend its position. As the final amount of the refund was approved by the CPUC in June of 2004, SCW adjusted its estimate of total customer refunds to the approved amount of $5.2 million. The regulatory liability was adjusted accordingly. Pursuant to the order, the apportionment of any lease revenues that SCW may collect in the future will be determined by a later decision. Therefore, beginning in the first quarter of 2004, all amounts billed to the City of Folsom are included as a regulatory liability until all uncertainties about this matter are resolved with the CPUC. For the three and six months ended June 30, 2004, SCW recorded an additional $269,000 and $538,000, respectively, in the regulatory liability account.

     There were no other significant changes in regulatory matters during the three and six months ended June 30, 2004.

     Note 3 – Derivative Instruments: Registrant has certain block-forward purchase power contracts that are subject to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. Certain of these contracts qualify as an exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement.

     During 2002, SCW became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation (PWCC) which became effective in November 2002 have not been designated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheets as of June 30, 2004 and December 31, 2003. This resulted in a pre-tax unrealized loss of $76,000 and a pre-tax unrealized gain of $1.6 million for the three months ended June 30, 2004 and 2003, respectively, and a pre-tax unrealized gain of $481,000 and $1.3 million for the six months ended June 30, 2004 and 2003, respectively. On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. As this contract is settled, the realized gains or losses will be recorded in power purchased for resale, and the unrealized gains or losses will be reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurs on a cash or net basis through 2006 and by physical delivery through 2008.

     Except as discussed above, Registrant has no other derivative financial instruments.

     Note 4 — Earnings Per Share / Capital Stock: Basic earnings per common share are calculated pursuant to SFAS No. 128, Earnings per Share, and are based on the weighted average number of common shares outstanding during each period and net income. Diluted earnings per common share are based upon the weighted average number of common shares including both shares outstanding and potentially issued in connection with stock options and stock units granted under Registrant’s 2000 Stock Incentive Plan and the 2003 Non-Employee Directors Stock Plan, and net income. At June 30, 2004 and 2003, there were 498,320 and 333,679 options outstanding, respectively, under these Plans. At June 30, 2004, there were also approximately 31,500 stock units outstanding pursuant to the 2003 Non-Employee Directors Stock Plan. Outstanding stock options and stock unit awards issued by the Registrant represent the only dilutive effect reflected in diluted weighted average shares outstanding. The difference between basic and diluted EPS is the effect of stock options and stock units that, under the treasury share method, gives rise to common stock equivalents.

     Registrant issued 49,666 and 21,317 common shares which totaled approximately $1,204,000 and $504,000, respectively, for the six months ended June 30, 2004 and 2003, and 25,454 and 4,174 common shares which totaled approximately $595,000 and $102,000, respectively, for the three months ended June 30, 2004 and 2003, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (DRP) and 401(k) Plan.

     During the three months ended June 30, 2004 and 2003, AWR paid quarterly dividends to the shareholders, totaling approximately $3.4 million or $0.221 per share, respectively. During the six months ended June 30, 2004 and 2003, AWR paid dividends to the shareholders, totaling approximately $6.7 million or $0.442 per share, respectively.

     Note 5 – Stock Incentive Plans: Registrant has the 2000 Stock Incentive Plan and applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees", in accounting for its stock options. Accordingly, no compensation cost for the Plan has been recognized for options granted at fair value at the date of grant. Registrant has also adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.

     On May 20, 2003, the Board of Directors adopted the 2003 Non-Employee Directors Stock Plan (New Director’s Plan), subject to shareholder approval. The shareholders approved the New Director’s Plan at the May 2004 Annual Meeting. The New Director’s Plan is to provide the non-employee directors with supplemental stock-based compensation and to encourage them to increase their stock ownership in AWR, and as a means to terminate the previous Non-Employee Directors Plan (“Former Plan”). Registrant maintained the Former Plan which provided for an annual cash retirement benefit to non-employee directors upon their retirement from service on the Board. Under the New Director’s Plan, participants in the Former Plan were given the opportunity to elect to receive stock units under the New Director’s Plan in lieu of their benefits under the Former Plan. All of the directors elected to participate in the New Director’s Plan in lieu of receiving benefits under the Former Plan. Directors will no longer be able to participate in the Former Plan which has ceased to exist.

     Pursuant to the New Director’s Plan, directors will be entitled to receive stock options and stock unit awards. As of June 30, 2004, approximately 12,000 stock options have been granted to the directors under the New Director’s Plan. The stock options were granted at fair value at the date of grant; therefore no compensation cost has been recognized for these options. The stock units are a non-voting unit of measurement which is deemed for bookkeeping and payment purposes to represent on outstanding share of AWR common stock. As of June 30, 2004, the directors have been credited with approximately 31,500 stock units. Stock units will be paid only in shares of AWR common stock on the date that the participant terminates service as a director. Upon adoption of the New Director’s Plan in May 2004, Registrant began recording the stock unit awards using variable plan accounting. For the three and six months ended June 30, 2004, Registrant has recorded compensation expense totaling $778,000 under the New Director’s Plan with a corresponding amount to common stock in shareholders’ equity.

Note 5 – Stock Incentive Plans (Continued):

     Prior to the approval of the New Director’s Plan, Registrant had approximately $531,000 of benefits accrued under the Former Plan which was replaced by the New Director’s Plan. For the three and six months ended June 30, 2004, the net impact on earning of replacing the Former Plan and recording the New Director’s Plan was approximately $247,000.

     If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options and stock units under the 2000 Stock Incentive Plan and the New Director’s Plan, net income and earnings per share applicable to common shareholders would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in thousands except EPS	2004	2003	2004	2003
Earnings available – common:
As reported	$6,710	$2,911	$7,856	$5,901
Add: Stock-based compensation expense included in reported net income, net of tax	461	—	461	—
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(550)	(72)	(628)	(144)

Pro forma	$6,621	$2,839	$7,689	$5,757

Basic earnings per share:
As reported	$0.44	$0.19	$0.52	$0.39
Pro forma	$0.43	$0.19	$0.50	$0.38

Diluted earnings per share:
As reported	$0.44	$0.19	$0.51	$0.39
Pro forma	$0.43	$0.19	$0.50	$0.38

     Note 6 – Employee Benefit Plans: The components of net periodic benefit costs for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and six months ended June 30, 2004 and 2003 are as follows:

	For The Three Months Ended June 30, 2004
			Other
			Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2004	2003	2004	2003	2004	2003
Components of Net Periodic Benefits Cost:
Service Cost	$724	$545	$97	$87	$32	$10
Interest Cost	936	800	146	139	31	11
Expected Return on Plan Assets	(834)	(679)	(63)	(52)	—	—
Amortization of Transition	—	—	105	105	—	—
Amortization of Prior Service Cost	41	13	(50)	(50)	37	12
Amortization of Actuarial (Gain) Loss	129	70	32	20	—	—

Net Periodic Pension Cost	$996	$749	$267	$249	$100	$33

	For The Six Months Ended June 30, 2004
			Other
			Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2004	2003	2004	2003	2004	2003
Components of Net Periodic Benefits Cost:
Service Cost	$1,448	$1,090	$194	$174	$64	$20
Interest Cost	1,872	1,600	292	278	62	22
Expected Return on Plan Assets	(1,668)	(1,358)	(126)	(104)	—	—
Amortization of Transition	—	—	210	210	—	—
Amortization of Prior Service Cost	82	26	(100)	(100)	74	24
Amortization of Actuarial (Gain) Loss	258	140	64	40	—	—

Net Periodic Pension Cost	$1,992	$1,498	$534	$498	$200	$66

     Registrant contributed approximately $3,315,000 and $900,000 to pension and postretirement plans in May 2004, respectively. No additional contributions are expected to be made during the remainder of 2004. Registrant’s postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

     Note 7 — New Accounting Pronouncements:

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised in December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R, which was issued in December 2003, replaces FIN No. 46. The adoption of FIN No. 46R did not have any impact on the Registrant’s financial position, results of operations or cash flows as the Registrant does not have any variable interests in VIEs at this time.

     Note 7 — New Accounting Pronouncements (Continued):

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

     In December 2003, the FASB issued SFAS No. 132 (Revised), “Employers’ Disclosures About Pensions and Other Postretirement Benefits – An Amendment of FASB Statements Nos. 87, 88, and 106 and a revision of FASB Statement No. 132". This statement revises employers’ disclosures about pension plans and other postretirement benefits plans. It does not change the measurement or recognition of those plans. The new disclosures were generally effective for 2003 calendar year-end financial statements and for interim periods beginning first quarter of 2004. Registrant has included the new required disclosures in Note 6 above.

     Note 8 – Contingencies:

     Water Quality-Related Litigation:

     SCW has been named as a defendant in twenty-two lawsuits that allege that SCW and other water utilities, delivered unsafe water to their customers. Plaintiffs in these actions seek damages, including general, special, and punitive damages, according to proof at trial, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief. Nineteen of the lawsuits were coordinated in the Los Angeles Superior Court and involve water served by SCW in the San Gabriel and Pomona Valley areas of Los Angeles County in the southern portion of California; three of the lawsuits involve a customer service area located in Sacramento County in northern California.

     On August 4, 2004, SCW was ordered dismissed from all the nineteen cases involving customer service areas located in the Los Angeles County. The order was issued by the Trial Judge presiding over these matters, and follows a lengthy legal proceeding dating back to April 1997 when the first of the cases was filed by over 140 customers in the San Gabriel Valley, alleging their water had caused personal injuries of varying types and degrees. The Court found SCW did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the Plaintiffs to prove otherwise. SCW has long asserted that it meets or exceeds the requirements to provide water within the standards established by the health authorities, and will continue to meet or exceed those standards. Principle issues in these cases have been addressed by the Court of Appeals in 1999 and the California Supreme Court in 2002, setting the stage for this dismissal. The Plaintiffs’ cases will continue against several industrial defendants alleged to have contaminated the groundwater through their operations and disposal practices. SCW is unable at this time to determine what action, if any, the Plaintiffs will take.

     As for the three lawsuits in Sacramento County, one of the three Plaintiffs filed for dismissal and the case has subsequently been dismissed by the Court. Based upon the information currently available to it, SCW believes that the remaining two claims are without merit, and intends to vigorously defend against these claims.

     Note 8 – Contingencies (Continued):

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

     Other Water Quality Litigation:

     On October 25, 1999, SCW sued Aerojet for causing the contamination of eastern portions of the Sacramento County groundwater basin. On October 10, 2003, Registrant entered into a confidential Memorandum of Understanding (“MOU”) with the Aerojet for the settlement of legal actions brought by SCW. The MOU sets forth the present financial terms and the structure of a settlement to cover, over time, capital and litigation related costs incurred by SCW resulting from the contamination. The MOU and the settlement embodied therein were found to be binding by the Sacramento Superior Court on January 18, 2004. Further documentation incorporating the terms of the MOU is presently underway. However, documentation is not complete and management is presently unable to predict when a comprehensive set of settlement documents will be completed.

     Based on the financial terms in the MOU, SCW established a receivable from Aerojet in an amount of $16.7 million at the end of 2003, of which $8.7 million has been received in early 2004 and was included in current “Other Accounts Receivable” on the balance sheets. Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water by $16 million and $700,000, respectively. Prior to the MOU, Aerojet had reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply. The remainder of the costs to be recovered, which consist primarily of deferred legal and consulting related costs is subject to further settlement documentation.

     In an action related to the draft settlement agreement, Registrant and Aerojet have signed three separate agreements requiring Aerojet to pay for certain transmission pipelines and upgrades to the Coloma Treatment Plant as a contingency plan, should additional wells be impacted. The value of the three agreements approximates $6.8 million in capital improvements. In addition, SCW is in negotiations with the County of Sacramento regarding the County’s plan to construct a treatment plant to provide the Registrant with a replacement water supply, for wells lost due to the contamination by Aerojet.

     The CPUC has authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the suits filed against the State and Aerojet, less any recovery from the defendants or others. As of June 30, 2004, approximately $16.2 million in legal and consulting related costs has been recorded as deferred charges and included in “Regulatory Assets” on the balance sheets. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million in expenses that were incurred on or before August 31, 2000, in the Aerojet matter. The unamortized portion of the $1.8 million is also recorded as a regulatory asset (Note 2). As part of an abbreviated application for SCW’s Region I filed in 2003, SCW requested a long-term amortization of the current balance of costs included in the Aerojet litigation memorandum account, net of any reimbursement amounts. Management believes the recovery of these costs through rates is probable; however, it is management’s intention to offset any settlement proceeds from Aerojet that may occur from these actions against the balance in the memorandum accounts at the time of settlement. Management cannot give assurance that the CPUC will ultimately allow recovery of all or any of these costs. The draft agreement with Aerojet also addresses the possible recovery of SCW’s deferred charges through settlement proceeds from Aerojet that will come from the revenues collected by Aerojet in new development areas that occur on Aerojet’s property.

     Note 8 – Contingencies (Continued):

     Perchlorate and/or Volatile Organic Compounds (VOC) have been detected in five wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in the federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. In this same suit, the PRPs have filed cross-complaints against the Registrant, the other two affected water purveyors, the WQA and the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Basin for use by Registrant and the other two affected water providers and for other related claims. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

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

     Condemnation of Properties:

     The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is in the public interest. In addition, however, the laws of the State of California also provide: (1) that the owner of the utility property may contest whether the condemnation is actually in the public interest; and (2) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken. Although the City of Claremont, California located in SCW’s Region III has not initiated the formal condemnation process pursuant to California law, the City hired a consultant to perform an appraisal of the value of Registrant’s water system serving that city. On April 27, 2004, the City Counsel voted 3 to 2 to make an offer to and enter into negotiations with SCW to acquire the Claremont water system. The City’s appraisal consultant has valued the system at $40 million to $45 million. SCW’s estimate of system value is significantly greater. SCW has informed the City that the Claremont water system is not for sale and that it will vigorously defend against any action initiated by the City to take the system through an eminent domain proceeding. SCW is unable to predict the ultimate outcome of any such proceeding. As of June 30, 2004, the recorded net book value of the Claremont water system is approximately $32 million.

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

     Note 9 — Business Segments: AWR has three principal business units: regulated water and electric distribution units, through its SCW subsidiary, a regulated water service utility operation conducted through its CCWC unit, and a contract operations activity unit through the ASUS subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s water and electric operating segments, CCWC, and contract and other operations, consisting of ASUS and AWR corporate expenses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to the Company.

(dollars in thousands)	As of and for the Three Months Ended June 30, 2004
	SCW		CCWC			Consolidated
	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$51,897	$5,449	$1,704	$319	($25)	$59,344
Operating income (loss) before income taxes	17,922	(911)	123	(1,449)		15,685
Interest expense, net	3,763	434	121	109		4,427
Identifiable assets	551,764	37,681	32,245	172		621,862
Depreciation and amortization expense	4,526	309	234	4		5,073
Capital additions	15,783	552	715	57		17,107

(dollars in thousands)	As of and for the Three Months Ended June 30, 2003
	SCW		CCWC			Consolidated
	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$44,690	$5,353	$1,558	$257	($41)	$51,817
Operating income (loss) before income taxes	9,297	1,073	306	(1,467)	—	9,209
Interest expense, net	3,922	350	121	146	—	4,539
Identifiable assets	514,433	27,094	29,468	100	—	571,095
Depreciation and amortization expense	4,322	391	232	—	—	4,945
Capital additions	7,671	644	688	43	—	9,046

(dollars in thousands)	As of and for the Six Months Ended June 30, 2004
	SCW		CCWC			Consolidated
	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$89,358	$13,076	$3,008	$601	($48)	$105,995
Operating income (loss) before income taxes	24,272	7	234	(2,336)	—	22,177
Interest expense, net	7,552	772	243	181	—	8,748
Identifiable assets	551,764	37,681	32,245	172	—	621,862
Depreciation and amortization expense	9,054	718	470	8	—	10,250
Capital additions	26,928	2,338	1,243	83	—	30,592

     Note 9 — Business Segments (Continued):

(dollars in thousands)	As of and for the Six Months Ended June 30, 2003
	SCW		CCWC			Consolidated
	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$82,859	$12,357	$2,814	$504	($41)	$98,493
Operating income (loss) before income taxes	19,001	876	483	(1,601)	—	18,759
Interest expense, net	7,861	701	242	300	—	9,104
Identifiable assets	514,433	27,094	29,468	100	—	571,095
Depreciation and amortization expense	8,648	783	461	—	—	9,892
Capital additions	14,965	1,379	1,078	33	—	17,455

* Includes amounts from ASUS and AWR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, SCW’s ability to recover electric and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; future economic conditions, including changes in customer demand and changes in water and energy supply cost; future climatic conditions; and legislative, regulatory and other circumstances affecting anticipated revenues and costs. See the section entitled “Risk Factors” for more information.

General

     American States Water Company (“AWR”) is the parent company of Southern California Water Company (“SCW”), American States Utility Services, Inc. (“ASUS”) and Chaparral City Water Company (“CCWC”). AWR, the parent company, is not regulated.

     SCW is a California public utility company engaged principally in the purchase, production and distribution of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the Public Utilities Commission of the State of California (CPUC) and was incorporated on December 31, 1929. SCW is organized into one electric customer service area and three water service regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 water customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric Service division.

     SCW served 250,921 water customers and 22,465 electric customers at June 30, 2004, or a total of 273,386 customers, compared with 271,373 total customers at June 30, 2003. SCW’s utility operations exhibit seasonal trends. Although SCW’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of SCW’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 84.7% and 89.3% of total water revenues for the three and six months ended June 30, 2004, respectively, as compared to 87.1% and 90.6% for the three and six months ended June 30, 2003, respectively.

     CCWC is an Arizona public utility company serving 12,367 customers as of June 30, 2004, compared with 11,954 customers at June 30, 2003. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (ACC) regulates CCWC.

     ASUS contracts, either directly or through wholly-owned subsidiaries, to operate and maintain water and wastewater systems owned by others and to provide related services, such as billing and meter reading, to approximately 90,000 accounts. ASUS is not regulated.

New Developments

     ASUS has been an active participant in bidding on contracts for the privatization of military bases, currently with 9 active bids for such opportunities. ASUS received notification in June 2004 that it had been awarded a 50-year contract to own, operate and maintain the water and wastewater systems at Fort Bliss, located near the City of El Paso, Texas, through a wholly-owned subsidiary, Fort Bliss Water Services Company (“FBWS”), and subject to receipt of regulatory approval from the Texas Commission on Environmental Quality (TCEQ), expiration of a waiting period and completion of a transition period (expected to last no more than 90 days). According to the agreement, the award of Fort Bliss is estimated to have a gross cash flow of more than $196 million over a 50-year period and is subject to periodic price re-determination adjustments and adjustments for changes in circumstances. FBWS will furnish all necessary labor, management, supervision, permits, equipment, supplies, materials, transportation and any other incidentals for the complete ownership, operation, maintenance, repair, upgrades and improvements to the utility systems. FBWS has filed an application for a Certificate of Public Convenience and Necessity with the TCEQ. ASUS plans to continue to bid on and negotiate for privatization contracts of other military bases during 2004.

     ASUS also signed an agreement in July 2004 to provide retail water services to a mutual water company located in northern California that currently provides water service only to agricultural customers. This agreement is subject to completion of additional documentation and satisfaction of additional conditions. ASUS expects commercial and residential development to take place in this area beginning in 2005, with the first customers coming on line in late 2006.

Consolidated Results of Operations–Three Months Ended June 30, 2004 and 2003 (table in thousands)

	3 MOS	3 MOS
	ENDED	ENDED	$	%
	6/30/2004	6/30/2003	CHANGE	CHANGE
OPERATING REVENUES
Water	$53,576	$46,207	$7,369	15.9%
Electric	5,449	5,353	96	1.8%
Other	319	257	62	24.1%
Total operating revenues	59,344	51,817	7,527	14.5%
OPERATING EXPENSES
Water purchased	12,802	10,470	2,332	22.3%
Power purchased for pumping	2,415	2,410	5	0.2%
Power purchased for resale	2,538	2,814	(276)	-9.8%
Unrealized loss (gain) on purchased power contracts	76	(1,557)	1,633	-104.9%
Gain on sale of water rights	(5,675)	—	(5,675)	-100.0%
Groundwater production assessment	1,338	1,729	(391)	-22.6%
Supply cost balancing accounts	3,598	501	3,097	618.2%
Other operating expenses	5,283	5,086	197	3.9%
Administrative and general expenses	11,497	11,890	(393)	-3.3%
Depreciation and amortization	5,073	4,945	128	2.6%
Maintenance	2,609	2,299	310	13.5%
Taxes on income	5,086	1,790	3,296	184.1%
Other taxes	2,105	2,021	84	4.2%

Total operating expenses	48,745	44,398	4,347	9.8%

Operating income	10,599	7,419	3,180	42.9%

OTHER INCOME — NET	538	31	507	1635.5%

INTEREST CHARGES	4,427	4,539	(112)	-2.5%

NET INCOME	$6,710	$2,911	$3,799	130.5%

     Net income for the three months ended June 30, 2004 increased by 130.5% to $6.7 million, equivalent to $0.44 per common share on a basic and fully diluted basis, compared to $2.9 million or $0.19 per share for the three months ended June 30, 2003. Overall operating income increased by 42.9% due to various reasons discussed below but primarily due to a favorable decision issued by the CPUC on July 8, 2004 that resulted in a $5.2 million pre-tax increase to operating income during the second quarter 2004. SCW received $5.7 million in May of 2004 from the City of Santa Monica (“City”) pursuant to a settlement agreement in which SCW sold its water rights in the Charnock Groundwater Basin (“Basin”) to the City and assigned to the City its rights against all potentially responsible parties who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure in the Basin. The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision, resulting in a $5.2 million net pre-tax increase in operating income. The City also indemnified SCW from related claims. SCW recorded the impairment loss on assets removed from rate-base in “other operating expenses”.

Operating Revenues

     For the three months ended June 30, 2004, revenues from water operations increased by 15.9% to $53.6 million, compared to $46.2 million for the three months ended June 30, 2003. Higher water revenues reflect an increase of 14% in water consumption resulting from changes in weather conditions. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods. Additionally, although we continue to experience delayed implementation in rate increases, the CPUC in its March 16, 2004 decision did authorize an annualized increase of approximately $8.1 million in revenues for SCW’s Region III service area that was effective on March 22, 2004. This also contributed to the increase in water revenues between the two quarters.

     For the three months ended June 30, 2004, revenues from electric operations increased by 1.8% to $5.5 million compared to $5.4 million for the three months ended June 30, 2003. The increase reflects an increase in kilowatt-hour consumption.

     Registrant relies upon rate approvals by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

     Other operating revenues consist of water related services and operations on a contract basis ranging from services such as billing and meter reading, to full operation of water utility related systems, all performed by AWR’s subsidiary, ASUS. For the three months ended June 30, 2004, other operating revenues increased by 24.1% to $319,000 compared to $257,000 for the three months ended June 30, 2003 due to the addition of a new meter reading contracts.

Operating Expenses

     For the three months ended June 30, 2004, 46% of our supply mix was purchased water as compared to 43% purchased water for the three months ended June 30, 2003. Purchased water costs for the period increased by 22.3% to $12.8 million compared to $10.5 million for the three months ended June 30, 2003. The increase is due primarily to increases in water consumption and additional purchases of water to replace groundwater supply lost due to wells being removed from service. The wells were removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Metropolitan and Foothill districts. Together, these districts increased the cost of purchased water by $1.9 million.

     Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. Registrant has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. Registrant believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. However, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination or other loss of water supplies.

     For the three months ended June 30, 2004, the cost of power purchased for pumping increased slightly by 0.2% to $2,415,000 compared to $2,410,000 for the three months ended June 30, 2003 due to higher consumption, the effects of which were almost entirely offset by a reduction in pumping volume due to additional wells down for maintenance and water quality issues, which resulted in increased purchased water and less pumping.

     For the three months ended June 30, 2004, the cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 9.8% to $2.5 million compared to $2.8 million for the three months ended June 30, 2003. The decrease was due primarily to certain refunds received from Southern California Edison Company (Edison) and Automated Power Exchange totaling approximately $154,000.

     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s purchased power agreements with Pinnacle West Capital Corporation (PWCC), which qualify as derivative instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities". The $76,000 pre-tax unrealized loss on purchased power contracts for the three months ended June 30, 2004 is due to a decrease in the current forward market prices in June 2004. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, through August, 2008.

     For the three months ended June 30, 2004, Registrant recorded a $5.7 million gain on the sale of water rights reflecting a favorable CPUC decision on July 8, 2004. As discussed previously, the $5.7 million represents settlement proceeds received in May 2004 from the City of Santa Monica relating to the sale and the assignment of rights regarding the Charnock Groundwater Basin.

     For the three months ended June 30, 2004, groundwater production assessments decreased by 22.6% to $1.3 million compared to $1.7 million for the three months ended June 30, 2003 due to a decrease in pumped water. The decrease in pumped water was due primarily to wells in the Metropolitan and Foothill districts being down for maintenance and water quality reasons, which resulted in increased purchased water and less pumping. In addition, SCW received $628,000 for leasing excess water rights during the three months ended June 30, 2004 which was recorded as a reduction to groundwater production assessments.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. An increase of $3.1 million during the three months ended June 30, 2004 in the provision for supply cost balancing accounts as compared to the three months ended June 30, 2003 primarily reflects the recording of $2.2 million net over-collection in the memorandum supply cost accounts as a regulatory liability, with a corresponding charge booked to the provision for supply cost balancing account. On April 30, 2004, SCW filed advice letters for Regions I and II related to the memorandum supply cost accounts. As a result, in May 2004 SCW recorded the net over-collection as a regulatory liability. In addition, there were other increases related to: (i) an increase of approximately $280,000 related to the amortization of the pre-November 29, 2001 water supply balancing accounts authorized by the CPUC on June 19, 2003; (ii) the write-off of approximately $224,000 that SCW will not be able to include in the electric cost balancing account since actual weighted average annual cost for power purchased exceeded the $77 per MWh amount as of June 30, 2004; and (iii) approximately $154,000 of decreased purchased power for resale resulting from certain refunds and credits.

     For the three months ended June 30, 2004, other operating expenses increased by 3.9% to $5.3 million compared to $5.1 million for the three months ended June 30, 2003 due primarily to the impairment loss of $482,000 that was recorded at the end of the second quarter of 2004 related to the Charnock Groundwater Basin assets being removed from rate-base pursuant to the CPUC order on July 8, 2004. The increase is offset by lower labor, chemicals and water treatment costs.

     For the three months ended June 30, 2004, administrative and general expenses decreased by 3.3% to $11.5 million compared to $11.9 million for the three months ended June 30, 2003 due primarily to decreases in various miscellaneous expenses which were offset by an approximately $309,000 increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs. Registrant believes that prudent administrative expenses incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates.

     Registrant plans through ASUS to continue with the analysis and preparation of bids for submission to the Department of Defense (“DOD”) pursuant to DOD’s initiative to privatize the water and wastewater assets and operations of military bases. The analysis and preparation of these bids is an extensive process and, as such, Registrant expects to incur approximately $2 million in legal and consulting expenses in 2004 for such efforts due to the volume of Requests for Proposals available from the DOD. As of June 30, 2004, approximately $652,000 has been incurred for such efforts of which approximately $416,000 was incurred during the second quarter.

     For the three months ended June 30, 2004, depreciation and amortization expense increased by 2.6% to $5.1 million compared to $4.9 million for the three months ended June 30, 2003 reflecting, among other things, the effects of recording approximately $35 million in utility plant during 2003, depreciation on which began in January 2004. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

     For the three months ended June 30, 2004, maintenance expense increased by 13.5% to $2.6 million compared to $2.3 million for the three months ended June 30, 2003 due principally to increased maintenance on SCW’s wells and water supply sources and maintenance of water mains as well as acceleration of certain scheduled maintenance projects.

     For the three months ended June 30, 2004, taxes on operating income increased by 184.1% to $5.1 million compared to $1.8 million for the three months ended June 30, 2003 due, in part, to an increase in pre-tax operating income of 141.1%. In addition, the effective income tax rate (“ETR”) applicable to the second quarter results of 2004 reflects an increase of approximately seven percentage points, from 38.3% to 45.2% (a 17.9% increase), compared to the ETR applicable to the second quarter results of 2003. This is a result of an increase in differences between book and taxable income that are treated as flow-through items (differences that increase or decrease total tax expense in one tax year and for which an offsetting decrease or increase in tax expense occurs in a later tax year), principally related to compensatory and deferred-rate-case expense items.

     For the three months ended June 30, 2004, other taxes increased by 4.2% to $2.1 million compared to $2.0 million for the three months ended June 30, 2003 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the three months ended June 30, 2004, other net income increased to $538,000 as compared to $31,000 for the three months ended June 30, 2003. This was largely due to a change in SCW’s estimate of customer refunds associated with lease revenues from the City of Folsom.

Interest Charges

     For the three months ended June 30, 2004, interest expense decreased by 2.5% to $4.4 million compared to $4.5 million for the three months ended June 30, 2003 due primarily to repayment of $12.5 million long-term debt in October of 2003, partially offset by increases in short-term borrowing.

Consolidated Results of Operations – Six Months Ended June 30, 2004 and 2003 (table in thousands)

	6 MOS	6 MOS
	ENDED	ENDED	$	%
	6/30/2004	6/30/2003	CHANGE	CHANGE
OPERATING REVENUES
Water	$92,318	$85,632	$6,686	7.8%
Electric	13,076	12,357	719	5.8%
Other	601	504	97	19.2%

Total operating revenues	105,995	98,493	7,502	7.6%

OPERATING EXPENSES
Water purchased	21,683	18,358	3,325	18.1%
Power purchased for pumping	4,132	4,366	(234)	-5.4%
Power purchased for resale	7,367	6,670	697	10.4%
Unrealized gain on purchased power contracts	(481)	(1,274)	793	-62.2%
Gain on sale of water rights	(5,675)	—	(5,675)	-100.0%
Groundwater production assessment	3,160	3,396	(236)	-6.9%
Supply cost balancing accounts	3,819	1,459	2,360	161.8%
Other operating expenses	9,720	9,126	594	6.5%
Administrative and general expenses	20,576	19,414	1,162	6.0%
Depreciation and amortization	10,250	9,892	358	3.6%
Maintenance	4,936	4,249	687	16.2%
Taxes on income	6,028	3,785	2,243	59.3%
Other taxes	4,331	4,078	253	6.2%

Total operating expenses	89,846	83,519	6,327	7.6%

Operating income	16,149	14,974	1,175	7.8%

OTHER INCOME — NET	455	31	424	1367.7%

INTEREST CHARGES	8,748	9,104	(356)	-3.9%

NET INCOME	$7,856	$5,901	$1,955	33.1%

     Net income for the six months ended June 30, 2004 increased by 33.1% to $7.9 million, equivalent to $0.52 and $0.51 per common share on a basic and fully diluted basis, respectively, compared to $5.9 million or $0.39 per share for the six months ended June 30, 2003. The increase in recorded results reflects increased rates in Region III’s customer service area of our Southern California Water Company unit effective March 22, 2004, offset by an increase in supply costs due to more purchased water in SCW’s resource mix. Furthermore, changes in weather conditions experienced this year as compared to the same time last year resulted in an increase in water demand. Finally, as discussed earlier, there was a favorable decision issued by the CPUC on July 8, 2004 that resulted in a $5.2 million net pre-tax increase in operating income during the second quarter 2004.

Operating Revenues

     For the six months ended June 30, 2004, revenues from water operations increased by 7.8% to $92.3 million, compared to $85.6 million for the six months ended June 30, 2003. Higher water revenues reflect an increase of 6.6% in water consumption resulting from changes in weather conditions. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods. Additionally, although we continue to experience delayed implementation in rate increases, the CPUC in its March 16, 2004 decision did authorize an annualized increase of approximately $8.1 million in revenues for SCW’s Region III service area that was effective on March 22, 2004. This also contributed to the increase in water revenues between the two periods.

     For the six months ended June 30, 2004, revenues from electric operations increased by 5.8% to $13.1 million compared to $12.4 million for the six months ended June 30, 2003. The increase reflects an increase of 3% in kilowatt-hour consumption and an increase in “on-peak” consumption which resulted in higher “on-peak” demand charges for the industrial customers.

     For the six months ended June 30, 2004, other operating revenues increased by 19.2% to $601,000 compared to $504,000 for the six months ended June 30, 2003 due to the addition of various new meter reading contracts.

     Registrant relies upon rate approval by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

Operating Expenses

     For the six months ended June 30, 2004, 46% of the company’s supply mix was purchased water as compared to 43% purchased water for the six months ended June 30, 2003. Purchased water costs increased by 18.1% to $21.7 million compared to $18.4 million for the six months ended June 30, 2003. The increase is due primarily to increases in water consumption and additional purchases of water to replace groundwater supply lost due to wells being removed from service. The wells were removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Metropolitan and Foothill districts.

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

     For the six months ended June 30, 2004, the cost of power purchased for pumping decreased by 5.4% to $4.1 million compared to $4.4 million for the six months ended June 30, 2003 due to additional wells down for maintenance and water quality issues which resulted in increased purchased water and less pumping, the effects of which were offset by higher consumption.

     For the six months ended June 30, 2004, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division increased by 10.4% to $7.4 million compared to $6.7 million for the six months ended June 30, 2003. The increase was due primarily to the reversal in 2004 of a $644,000 gain generated from a one-time sale of energy on the spot market in April 2001. The gain, which was previously recorded in April 2001 to the supply cost balancing account, was ordered by the Federal Energy Regulatory Commission (“FERC”) in March 2004 to be refunded, plus interest, to Mirant Americas Energy Marketing, Inc. (Mirant Marketing). The FERC’s order responded to a complaint filed by Mirant Marketing where Mirant Marketing, the purchaser of the energy, was seeking to be refunded all or a portion of the gain. This refund increased the cost of power purchased for resale during the six months ended June 30, 2004, with a corresponding decrease in the supply cost balancing account. There was no net impact on earnings. The sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements.

     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s purchased power agreements with Pinnacle West Capital Corporation (PWCC), which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities". The $481,000 pre-tax unrealized gain on purchased power contracts for the six months ended June 30, 2004 is due to an increase in the current forward market prices since December 31, 2003. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, through August, 2008.

     For the six months ended June 30, 2004, Registrant recorded a $5.7 million gain on the sale of water rights reflecting a favorable CPUC decision on July 8, 2004. As discussed previously, the $5.7 million represents settlement proceeds received in May 2004 from the City of Santa Monica relating to the sale and the assignment of rights regarding the Charnock Groundwater Basin.

     For the six months ended June 30, 2004, groundwater production assessments decreased by 6.9% to $3.2 million compared to $3.4 million for the six months ended June 30, 2003. This decrease is due to a reduction in pumped water costs, offset by increases in assessment rates levied against groundwater production, effective July 2003. The decrease in pumped water costs was due primarily to wells in the Metropolitan and Foothill districts being down for maintenance and water quality reasons. This resulted in increased purchased water and less pumping. In addition, SCW received $628,000 for leasing excess water rights during the six months ended June 30, 2004 which was recorded as a reduction to groundwater production assessments.

     An increase of $2.4 million during the six months ended June 30, 2004 in the provision for supply cost balancing accounts as compared to the six months ended June, 2003 primarily reflects the recording of $2.2 million net over-collection in the memorandum supply cost accounts as a regulatory liability, with a corresponding charge booked to the provision for supply cost balancing account. On April 30, 2004, SCW filed advice letters for Regions I and II related to the memorandum supply cost accounts. As a result, in May 2004, SCW recorded the net over-collection as a regulatory liability. In addition, there were other increases related to: (i) an increase of approximately $342,000 related to the amortization of the pre-November 29, 2001 water supply balancing accounts authorized by the CPUC on June 19, 2003; (ii) the write-off of approximately $224,000 that SCW will not be able to include in the electric cost balancing account since the actual weighted average annual cost for power purchased exceeded the $77 per MWh amount as of June 30, 2004; and (iii) approximately $154,000 of decreased purchased power for resale resulting from certain refunds and credits. These increases were offset by the $644,000 refund to Mirant Marketing previously discussed in cost of power purchased for resale.

     For the six months ended June 30, 2004, other operating expenses increased by 6.5% to $9.7 million compared to $9.1 million for the six months ended June, 2003 due primarily to the impairment loss totaling $482,000 recorded during the second quarter of 2004 related to the Charnock Groundwater Basin assets being removed from rate-base pursuant to the CPUC order on July 8, 2004, and higher labor, chemicals and water treatment costs which increased by almost $165,000.

     For the six months ended June 30, 2004, administrative and general expenses increased by 6.0% to $20.6 million compared to $19.4 million for the six months ended June 30, 2003 due primarily to (i) approximately $580,000 increase in outside legal and consulting services incurred in connection with new business development, most specifically in the area of privatization of water and wastewater systems at military bases, and (ii) approximately $989,000 increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs. These increases were offset by decreases in various miscellaneous expenses. Registrant believes that prudent administrative expenses incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates.

     For the six months ended June 30, 2004, depreciation and amortization expense increased by 3.6% to $10.3 million compared to $9.9 million for the six months ended June 30, 2003 reflecting, among other things, the effects of recording approximately $35 million in utility plant during 2003, depreciation on which began in January 2004. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

     For the six months ended June 30, 2004, maintenance expense increased by 16.2% to $4.9 million compared to $4.2 million for the six months ended June 30, 2003 due principally to increased maintenance on SCW’s wells and water supply sources and maintenance of water mains as well as acceleration of certain scheduled maintenance projects.

     For the six months ended June 30, 2004, taxes on operating income increased by 59.3% to $6.0 million compared to $3.8 million for the six months ended June 30, 2003 due, in part, to an increase in pre-tax operating income of 39.1%. In addition, the effective income tax rate (“ETR”) applicable to the six months ended June 30, 2004 reflects an increase of approximately six percentage points, from 39.2% to 44.9% (a 14.5% increase), compared to the ETR applicable to the six months ended June 30, 2003. This is a result of an increase in differences between book and taxable income that are treated as flow-through items (differences that increase or decrease total tax expense in one tax year and for which an offsetting decrease or increase in tax expense occurs in a later tax year), principally related to compensatory and property-related expense items.

     For the six months ended June 30, 2004, other taxes increased by 6.2% to $4.3 million compared to $4.1 million for the six months ended June 30, 2003 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the six months ended June 30, 2004, other net income increased to $455,000 as compared to $31,000 for the six months ended June 30, 2003. This was largely due to a change in SCW’s estimate of customer refunds associated with lease revenues from the City of Folsom.

Interest Charges

     For the six months ended June 30, 2004, interest expense decreased by 3.9% to $8.7 million compared to $9.1 million for the six months ended June 30, 2003 due primarily to repayment of $12.5 million of long-term debt in October of 2003 and recovery of carrying costs for the Water Quality OII matter authorized by the CPUC, partially offset by increases in short-term borrowings.

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

     The critical accounting policies used in the preparation of the Registrant’s financial statements that we believe affects the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the critical accounting policies.

Liquidity and Capital Resources

     AWR

     Net cash provided by operating activities was $29.1 million for the six months ended June 30, 2004 as compared to $11.7 million for the six months ended June 30, 2003. The increase of $17.4 million was primarily attributable to the receipt of $8.7 million from Aerojet in connection with the Memorandum of Understanding (MOU) which accounted for the change in other accounts receivable and $5.7 million of settlement proceeds from the City of Santa Monica received in May 2004. (For more information about the Aerojet MOU, see the section entitled “Environmental Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

     Net cash used in investing activities was $30.6 million for the six months ended June 30, 2004 as compared to $17.5 million for the six months ended June 30, 2003 due to higher capital expenditures consistent with budgeted increases.

     Net cash used in financing activities was $4.3 million for the six months ended June 30, 2004 as compared to $7.0 million for the six months ended June 30, 2003. The decrease was due primarily to a $2.2 million increase in receipt of advances for and contributions in aid of construction.

     AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW. AWR has a Registration Statement on file with the SEC for issuance, from time to time, of up to $60 million in Common Shares, Preferred Shares and/or debt securities. As of June 30, 2004, approximately $31.1 million remained for issuance under this Registration Statement.

     In June 2002, AWR established a $75 million revolving credit facility, which matures in June 2005. Up to $15 million of this facility may be used for letters of credit. As of June 30, 2004, an aggregate of $54 million in cash borrowing included in current liabilities and approximately $11.1 million of letters of credit were outstanding under this facility.

     Registrant anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, if interest rates increase and the April, 2004 downgrade of AWR’s credit rating by Standard & Poor’s Ratings Service (S&P) from A+ to A- with a negative outlook. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency. Registrant believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

     SCW

     Net cash provided by operating activities was $30.0 million for the six months ended June 30, 2004 as compared to $12.8 million for the six months ended June 30, 2003. The increase of $17.2 million in cash provided by operations was primarily attributable to the receipt of $8.7 million from Aerojet in connection with the MOU and $5.7 million of settlement proceeds from the City of Santa Monica.

     Net cash used in investing activities increased to $29.3 million for the six months ended June 30, 2004 as compared to $16.3 million for the same period of 2003 due to increased capital expenditures consistent with budgeted increases.

     Net cash used in financing activities was $4.3 million for the six months ended June 30, 2004 as compared to $7.4 million for the six months ended June 30, 2003, reflecting primarily an increase of $2.4 million in receipts of advances for and contributions in aid of construction.

     SCW funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting SCW’s ability to recover these supply costs, and timing of rate relief. For further information, see the sections entitled “Risk Factors” and “Bear Valley Electric Service of SCW” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     SCW also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. SCW has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of June 30, 2004, $50 million remained for issuance under this Registration Statement.

     CCWC

     CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal operating sources. CCWC also relies on external sources, including long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

     ASUS

     ASUS funds its operating expenses primarily through management fees and investments by or loans from AWR.

Contractual Obligations and Other Commitments

     In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual principal and interest payments are generally made from cash flow from operations. In the case of the $12,500,000 in notes that were due October 2003, SCW used proceeds from short-term borrowings, which it intends to repay or refinance through the issuance of notes in the public or private markets.

     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of June 30, 2004. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

	Payments/Commitments Due by Period(1)
		Less than 1
($ in thousands)	Total	Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures(2)	$173,100	—	—	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	18,816	76	163	189	18,388
Other Debt Instruments(5)	2,166	183	430	459	1,094
Advances for Construction(6)	78,386	3,559	7,417	3,935	63,475
Purchased Power Contracts(7)	53,739	11,973	23,947	17,819	—
Unconditional purchase obligations(8)	28,115	28,115	—	—	—
Operating leases(9)	5,155	1,893	2,488	772	2
Employer contributions(10)	15,247	3,470	7,625	4,152	—
Other Commitments(11)	59,091	—	—	—	—
Chaparral City Water Co.(12)	8,206	560	781	580	6,285

TOTAL	$470,021	$49,829	$42,851	$27,906	$290,344

(1)	Excludes interest, dividends, commitment, and facility fees.

(2)	The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material, or cross default provisions.

(3)	The private placement notes are issued pursuant to the terms of Note Agreements with substantially similar terms. The Note Agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, maximum debt to capitalization ratio and a negative pledge. Pursuant to the Note Agreements, SCW must maintain a minimum interest coverage ratio of two times interest expense. SCW does not currently have any outstanding mortgages or other encumbrances on its properties.

(4)	Consists of obligations under a loan agreement supporting $7.9 million in outstanding debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.9 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project (SWP). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, SCW has entered into agreements with various developers for 422 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5)	Consists of $1.4 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.5 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.3 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)	Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installation for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods.

(7)	Consists of the remaining balance of the purchased power contracts from November 2002 to December 2008.

(8)	Consists of noncancelable commitments primarily for capital projects under signed contracts.

(9)	Reflects Registrant’s future minimum payments under non-cancelable operating leases.

(10)	Consists of Registrant’s expected contributions (all by employer) for its pension plan. These amounts are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan). For years after 2004, Registrant has included as an obligation the estimated minimum required contributions to its pension plan computed by its actuary. These amounts are subject to change based on the significant impact that returns on plan assets and changes in discount rates might have on such amounts.

(11)	Other commitments consist of (i) $75 million syndicated revolving credit facility, expiring in June 2005 of which $54.0 million is outstanding as of June 30, 2004, (ii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iii) an irrevocable letter of credit in the amount of $600,000 that expires on October 2004 for the deductible in Registrant’s business automobile insurance policy (iv) an irrevocable letter of credit that expires March 31, 2005 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power; the amount of the credit is $585,000, (v) outstanding performance bonds of $10,175 to secure performance under franchise agreements with governmental agencies, and (vi) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+.

(12)	Consists of $7.6 million of outstanding obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $0.6 million outstanding repayment obligation to the United States Bureau of Reclamation (Bureau). The loan agreement contains provisions that establish a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions.

     Under the terms of its power purchase contracts with Mirant Marketing and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. SCW will be in default under the terms of these contracts if its debt is rated less than BBB- by S&P or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc (“Moody’s”). SCW currently has a rating of A- by S & P and A2 by Moody’s, in each case with a negative outlook. Fitch does not rate SCW.

Bear Valley Electric Service of SCW

     As of June 30, 2004, SCW had accrued $21.7 million in under-collected power costs, mostly incurred during the energy crisis in late 2000 and 2001 in connection with providing service to its Bear Valley Electric customers. SCW is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year through August, 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual costs for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed, unless the CPUC approves adjustments.

     Power Supply Arrangements at SCW’s Bear Valley Electric Service Area

     All electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. Beginning April 1, 2001, SCW entered into a five-year and nine-month, block forward purchase contract with Mirant Marketing for 15 MWs of electric energy at a price of $95 per MWh through December 31, 2006. Mirant Marketing filed a complaint with the FERC seeking to be refunded all or a portion of the gain, $644,000, from Registrant’s sale of excess energy on the spot market in 2001 resulting from a one-month overlap of energy purchase agreements. In March 2004, the FERC issued an order that SCW is to refund the $644,000, plus interest, to Mirant Marketing. This refund increased the cost of power purchased for resale during the six months ended June 30, 2004, with an increase in the under-collection of the supply cost balancing account.

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

     In September 2002, SCW entered into a series of purchased power contracts with PWCC. Under the agreements, SCW will sell 15 MWs to PWCC of electric energy at a price of $95 per MWh beginning November 1, 2002 through December 31, 2006, and the 8 MWs of electric energy covered under the energy purchase agreement with PWCC discussed previously. In return, PWCC will supply SCW with 15 MWs of electric energy at a price of $74.65 per MWh beginning November 1, 2002 through December 31, 2008, and an additional 8 MWs at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 period through March 31, 2008, and for the period November 1, 2008 through December 31, 2008. Settlement of these contracts occurs on a net or cash basis through 2006 and by physical delivery through 2008.

     The average minimum monthly load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, SCW buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased, including the transactions in the spot market, was approximately $78.6 and $80.0 per MWh , respectively, for the three and six months ended June 30, 2004 as compared to $77.6 and $79.5 per MWh for the same periods of 2003. SCW’s average energy costs are impacted by pricing fluctuations on the spot market.

   Transmission Constraints

     Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. However, the ability of SCW to deliver purchased power to these customers is limited by the ability of the transmission facilities owned by Edison to transmit this power. On December 27, 2000, SCW filed a lawsuit against Edison for breach of contract as a result of delays in upgrading these transmission facilities as well as for violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. A settlement has been reached between SCW and Edison, in which (i) SCW is to pay a $5.0 million project abandonment fee to Edison, (ii) Edison files an application to the FERC for approval of the entire $5.0 million settlement payment as abandoned project costs to be in Edison’s wholesale rate to SCW over a 15 year period, and (iii) Edison is to sell the Goldhill substation and associated transmission line to SCW at its book value. Management believes that the FERC’s approval of Edison’s filing is probable and the abandonment costs included in Edison’s wholesale rate to SCW are recoverable through rates. As a result, the $5.0 million obligation to Edison arising from this settlement was recorded as a liability and a regulatory asset in the fourth quarter of 2003. The settlement agreement was signed March 17, 2004 and the first payment of $1.4 million was made to Edison during the first quarter of 2004. Edison has subsequently filed the new tariffs with the FERC. Upon approval of the tariffs by the FERC, SCW will recognize the regulatory asset in its electric supply cost balancing account.

   New Generation Facility

     As a means of meeting the increasing demands for energy, SCW is constructing a natural gas-fueled 8.4 MW generation facility to be owned by SCW. A Certificate of Public Convenience and Necessity filed with the CPUC seeking authorization for construction of the generation facility was approved on July 10, 2003. It is expected that the generator will be on line during the third quarter of 2004, and should assist SCW in controlling its spot purchase prices, as discussed above. See the section entitled “Regulatory Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details.

Construction Program

     SCW maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW’s Board of Directors has approved anticipated net capital expenditures of approximately $61.7 million for 2004 principally reflecting water supply related projects such as drilling and equipping of new wells, building a new reservoir, and distribution and street improvement projects. As of June 30, 2004, SCW has unconditional purchase obligations for capital projects of approximately $28.1 million.

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

     Neither AWR nor ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between SCW and its affiliates. The ACC also regulates certain transactions between CCWC and its affiliates. Fort Bliss Water Services Company (“FBWS”) will be regulated by the TCEQ. However, the amounts charged by FBWS for water and wastewater services at U.S. Army Fort Bliss will be based upon the terms of the contractual arrangements with the United States of America.

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

     In October 2002, SCW filed an application to increase water rates in the customer service areas that comprise Region III. SCW also filed a concurrent application requesting a rate increase applicable to SCW’s entire customer base to recover costs associated with the general office functions of SCW. On March 16, 2004, the CPUC issued a decision, under which (i) new water rates for Region III will generate an initial annual increase in revenues of approximately $8.1 million, (ii) a special condition surcharge in rates is approved to amortize the water quality Order Instituting Investigation (OII) memorandum account balance, and (iii) SCW is authorized to establish a memorandum account to accumulate costs to comply with certain contamination remediation requirements.

     In 1994, SCW entered a contract to lease, to the City of Folsom, 5,000 acre-feet per year of water rights to the American River. In the decision issued on March 16, 2004 the CPUC determined that SCW failed to seek the CPUC’s approval to effectuate the lease. As a result, SCW was required to pay a net fine of $180,000 to the CPUC, and to refund 70 percent of the total amount of lease revenues since 1994, plus interest, to customers. Pursuant to the order, SCW recorded $6.2 million as a regulatory liability with a corresponding charge against income (less taxes) during the fourth quarter of 2003. During the three months ended June 30, 2004, there was a change in SCW’s estimate of customer refunds associated with lease revenues from the City of Folsom based on the final refund amount of $5.2 million approved by the CPUC. The regulatory liability was adjusted accordingly. Pursuant to the order, the apportionment of any lease revenues that SCW may collect in the future will be determined by a later decision. Therefore, beginning in the first quarter of 2004, all amounts billed to the City of Folsom are included as a regulatory liability until all uncertainties about this matter are resolved with the CPUC. For the three and six months ended June 30, 2004, SCW recorded an additional $269,000 and $538,000, respectively, in the regulatory liability account for this matter. Management continues to disagree with the CPUC’s decision on this issue and has appealed the decision.

     An Interim Decision issued by the CPUC on May 8, 2003 approved a settlement between the City of Santa Monica (“City”) and SCW described below. In a decision approved by the CPUC on July 8, 2004, SCW was directed to (i) track the net settlement proceeds in an interest-bearing memorandum account to fund capital for infrastructure improvements in eight years, (ii) maintain records of all memorandum account activity, (iii) obtain the CPUC’s approval to include those capital costs in rate base as the improvements become necessary and useful, (iv) remove relevant assets from rate base, and (v) refund to ratepayers the net proceeds received from PRPs, for which $3.5 million was recorded as a liability in December 2003. In May 2004, SCW received the full settlement payment of $5.7 million from the City.

     Under the terms of the settlement agreement, SCW sold its water rights in the Charnock Groundwater Basin (“Basin”) to the City and assigned to the City its rights against all potentially responsible parties who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure in the Basin. The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision, resulting in a $5.2 million net pre-tax increase in operating income. The City also indemnified SCW from related claims. SCW recorded the impairment loss on assets removed from rate-base in “other operating expenses”. For more information, see the section entitled “Environmental Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     As of June 30, 2004, SCW had accrued approximately $21.7 million in under-collected purchased power costs included in its Bear Valley Electric balancing account. A 2.2¢ per kilowatt hour surcharge, authorized by the CPUC in 2001, is in place for recovery of its under-collection in the electric balancing account.

     On July 17, 2002, the CPUC also approved $77 per MWh of purchased power costs through rates. SCW is allowed to include its actual purchased power costs up to an average annual weighted cost of $77 per MWh each year, through August 2011, in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential would offset amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW is not able to include these amounts in its balancing account and such amounts are expensed. For the six months ended June 30, 2004, SCW has expensed $224,361 for costs over $77 per MWh. See the section entitled “Bear

Valley Electric Service of SCW” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Pending Rate Changes

     On July 10, 2003, the CPUC approved the Certificate of Public Convenience and Necessity (CPCN) filed by SCW in March 2002 seeking authorization to construct an 8.4 MW natural gas-fueled generation facility on a portion of its property in the City of Big Bear Lake. The capital cost of the generating facility is estimated to be approximately $13 million. The CPUC’s order authorizes construction and enables SCW to file a rate application to generate an annual revenue increase of about $2.4 million. SCW will file for increased rates in the third quarter of 2004, using a special filing called a “Major Adjustment Clause” or “MAC” filing that should result in 100% of the revenue requirement related to this facility being included in rates.

     Registrant filed an application to increase water rates in the Region II customer service areas on September 11, 2003, which was accepted by the CPUC on October 6, 2003. The new water rates in this filing, as stipulated, would generate an annual increase in revenues of $5.2 million for 2004, and $5.1 million for 2005 and 2006, respectively, subject to earnings tests. The increases for 2004 are retroactive, less the interim increase as discussed below, to January 1, 2004. A decision is not expected until the third quarter of 2004. Due to delays in the CPUC’s review of this GRC application which have delayed the processing of the application, SCW sought authority for interim rate relief by motion filed on December 23, 2003. The Administrative Law Judge at the CPUC, in a ruling issued in February 2004, granted SCW’s motion for interim rate relief and ordered SCW to file an advice letter implementing interim rates for Region II, commencing January 1, 2004, subject to refund. The interim rates are expected to generate additional annual revenues of approximately $1.4 million. Management expects no refunds will be required.

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

     In a decision issued on June 19, 2003, the CPUC concluded that (i) if a utility is within its rate case cycle and does not earn over its authorized rate of return, the utility shall recover its costs in the memorandum supply cost account subject to reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns over the authorized return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate of return; and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually. On April 30, 2004, SCW has filed advice letters for Regions I and II for the period from after November 29, 2001 to December 31, 2003 for a net over-collection of approximately $1.4 million. This amount and an additional $800,000 of over-collection for the six months ended June 30, 2004 was recorded as a regulatory liability as of June 30, 2004. SCW has not filed advice letters for review of the activity in the Region III supply cost memorandum account pending resolution of SCW’s petition to be recognized as regional filings for Region III. Region III has an under-collection balance of $6.0 million and $5.3 million at June 30, 2004 and December 31, 2003, respectively, which will not be recorded until receipt of a CPUC decision regarding this matter given the uncertainty surrounding this advice letter filing. For more information, see the section entitled “Accounting for Supply Costs” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     CCWC is planning to file its next rate case with the ACC in 2004. Currently, there are no active regulatory proceedings affecting CCWC or its operations.

     FBWS filed an application for a Certificate of Public Convenience and Necessity with the TCEQ in the second quarter of 2004.

Environmental Matters

     1996 Amendments to Federal Safe Drinking Water Act

     The U.S. Environmental Protection Agency (EPA) can only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. This law allows the EPA to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. The Department of Health Services (“DOHS”), acting on behalf of the EPA, administers the EPA’s program in California. The Arizona Department of Environmental Quality (ADEQ) administers EPA’s program in Arizona.

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

     Enhanced Surface Water Treatment Rules

     The EPA has adopted the Enhanced Surface Water Treatment Rule (ESWTR), which required increased surface-water treatment to decrease the risk of microbial contamination. These rules apply to each of SCW’s five surface water treatment plants and CCWC’s surface water treatment plant. Registrant anticipates that all plants will achieve compliance within the three-year to five-year time frames identified by EPA. Registrant is required to be in compliance by June 1, 2006. SCW has initiated phased construction of a new treatment plant in the Calipatria-Niland customer service area (see further discussion below under Regulation of Disinfectant/Disinfection By-Products) to bring that facility into compliance. Once this project is completed, all the surface water plants in SCW and CCWC will be in compliance with these rules.

     Regulation of Disinfection/Disinfection By-Products

     SCW and CCWC are also subject to regulations concerning disinfection/disinfection by-products (DBP’s). Stage I of the regulations was effective in November 1998 with full compliance required for systems serving 10,000 or more persons by 2002 and for systems serving fewer than 10,000 persons by 2004. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter. SCW has already implemented modifications to the treatment process in its Bay Point and Cordova systems to achieve compliance and the Calipatria plant has undergone treatment modifications, which will also address the requirements under the ESWTR, in order to comply with the DBP’s. The Calipatria upgrades to meet the DBP rule will be complete by third quarter, 2004, to ensure compliance. Further modifications to meet the ESWTR will be in place by 2005 to ensure compliance.

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

The Stage 2 Disinfectants/Disinfection By-Products Rule (DBPR) and the Long-Term 2 Enhanced Surface Water Treatment Rule (LT2ESWTR)

     The Long-Term 2 Enhanced Surface Water Treatment Rule (LT2ESWTR) was published in the Federal Register on August 11, 2003, and the Stage 2 Disinfectants/Disinfection By-Products Rule (DBPR) was published shortly thereafter on August 18. These proposed Rules are very complex and EPA has asked for comments on hundreds of technical issues. EPA will likely publish the final rules in early to mid-2005, since the close of public comments was in January 2004, and it typically takes EPA 12-18 months to finalize rules after the close of the comment period. Registrant is currently waiting for the EPA to finalize these proposed rules to determine the impact.

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

     Perchlorate Action Level Activities

     In January 2002, DOHS reduced the action level from 18 ppb to a level of 4 ppb, based upon new information from the EPA on reference doses for health risk information from EPA.

     SCW has removed eight wells from service in its Rancho Cordova system and six additional wells in various other systems since they contained perchlorate in amounts in excess of the action level of 4 ppb. On December 6, 2002, the OEHHA published a revised draft perchlorate Public Health Goal (PHG) of 2 to 6 ppb. This is the first step in the establishment of an MCL in California. The PHG of 6 ppb was adopted in the first quarter of 2004 after which DOHS revised the state Action Level for perchlorate from 4 ppb to 6 ppb. The California MCL for perchlorate is expected to be finalized in 2005. SCW is continuing to periodically monitor all of its water supplies to determine that levels of perchlorate are below the action level currently in effect.

     Matters Relating to SCW’s Arden-Cordova Water System

     In SCW’s Rancho Cordova system, four wells have been removed from service and destroyed due to contamination from perchlorate. The supply has been replaced for three of these wells. An additional three wells are currently out of service due to perchlorate levels above the EPA trigger level of 4 ppb as defined in the EPA’s Administrative Orders, and two wells are out of service due to detectable levels of nitrosodimethylamine (NDMA) above the action level. SCW continues to monitor all of its active groundwater wells in the Rancho Cordova system for perchlorate and NDMA.

     Aerojet has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that contamination in SCW’s Rancho Cordova service area is also related to the activities of Aerojet. SCW has filed suit against Aerojet for contamination of SCW’s ground water supply in its Rancho Cordova system.

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

     To date, Aerojet has reimbursed SCW for constructing a pipeline to interconnect with the City of Folsom water system to provide an alternative source of water supply in SCW’s Rancho-Cordova customer service area and has reimbursed SCW for a portion of the costs associated with the drilling and equipping of new wells. Aerojet had, prior to the MOU, reimbursed SCW $4.3 million of the approximately $20 million in capital costs SCW has incurred, and $171,000 for additional water supply costs. Based on the financial terms in the MOU, SCW established a receivable from Aerojet in an amount of $16.7 million at the end of 2003, of which $8.7 million was received in the first quarter of 2004. The remainder of the costs to be recovered, which consist primarily of deferred legal and consulting related costs, is subject to further settlement documentation.

     Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. Management believes the recovery of these costs through rates is probable; however, proceeds from any settlement agreement with Aerojet would be applied to reduced amounts collected from customers. Management cannot give assurance that the CPUC will ultimately allow recovery of all or any of these costs. The draft agreement with Aerojet also addresses the possible recovery of SCW’s deferred charges through settlement proceeds from Aerojet that will come from the revenues collected by Aerojet in new development areas that occur on Aerojet’s property. For further information regarding litigation related to contamination of ground water in Sacramento County, see the section entitled “Other Water Quality Litigation” included in Part I, Item 3, Legal Proceedings.

     Matters Relating to SCW’s Culver City Water System

     The compound, methyl tertiary butyl ether (MTBE), an oxygenate used in reformulated fuels, has been detected in the Charnock Groundwater Basin, located in the vicinity of the City of Santa Monica and within SCW’s Culver City customer service area. At the request of the Regional Water Quality Control Board, the City of Santa Monica and the California Environmental Protection Agency, SCW removed two of its wells in the Culver City water system from service in October 1996 to help in efforts to avoid further spread of the MTBE contamination plume. Neither of these wells has been found to be contaminated with MTBE. SCW is purchasing water from the Metropolitan Water District of Southern California (MWD) at an increased cost to replace the water supply formerly pumped from the two wells removed from service.

     On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company, Equilon Enterprises LLC and others to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination in the Charnock Groundwater Basin. The EPA has ordered Shell Oil and others to reimburse SCW for water replacement costs. In March 2002, SCW reached a settlement agreement with the City of Santa Monica which is described in the next paragraph. On May 8, 2003, the CPUC issued a decision approving the settlement agreement. Pursuant to the resolution, SCW has subsequently filed a report that sets forth specific details as to SCW’s plans to reinvest the net proceeds from the settlement agreement with the City of Santa Monica. In a CPUC decision approved on July 8, 2004, SCW is directed to (i) track the net settlement proceeds in an interest-bearing memorandum account to fund capital for infrastructure improvements in eight years, (ii) maintain records of all memorandum account activity, (iii) obtain the CPUC’s approval to include those capital costs in rate base as the improvements become necessary and useful, (iv) remove relevant assets from rate base, and (v) refund to ratepayers the net proceeds received from PRPs, for which $3.5 million was recorded as a liability in December 2003.

     In May 2004, SCW received the full settlement payment of $5.7 million from the City. SCW and the City reached a settlement agreement in which SCW sold its Basin water rights to the City and assigned to the City its rights against all potentially responsible parties who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure in the Basin. The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision, resulting in a $5.2 million net pre-tax increase in operating income. The City also indemnified SCW from related claims. SCW recorded the impairment loss on assets removed from rate-base in “other operating expenses”.

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

     Matters Relating to SCW’s San Gabriel Water Systems

     Perchlorate and/or Volatile Organic Compounds (VOC) have been detected in five wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues prior to the filing of the lawsuit resulting in reimbursement to SCW of the $1 million in capital cost of VOC treatment facilities and contribution of approximately $380,000 towards future operating and maintenance costs of the facilities.

     In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. Following a hearing on these motions on March 31, 2003, the judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. In this same suit, the PRPs have filed cross-complaints against the Registrant, the other two affected water purveyors, the WQA and the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the San Gabriel Valley Groundwater Basin for use by Registrant and the other two affected water providers and for other related claims. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

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

     Bark Beetle Infestation in SCW’s Bear Valley Electric Service Area

     In a Proclamation issued on March 7, 2003 former Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego. The threat is continuing and shows no sign of abating. On April 3, 2003, the CPUC issued an order requiring Edison, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric, are authorized to make annual advice letter filings requesting recovery of the costs of removal and mitigation. SCW has determined the scope and magnitude of the bark beetle infestation in its Bear Valley Electric service territory to date and has formulated a course of action to mitigate the fire potential in its rights-of-way. Estimated costs of dead tree removal totals $620,000 based on experiences with other utility vegetation management programs and current information gathered and assessed for the Big Bear Lake area. These costs represent only the cost of addressing the problem to date. If the drought continues, the infestation will likely spread and mitigation costs may increase. SCW expects that current and future costs incurred in remediation of Bark Beetle Infestation will be recoverable in rates through the annual Advice Letter filings, as the April 2003 order issued by the CPUC contained cost recovery provisions. As of June 30, 2004, approximately $115,000 has been incurred and is recorded as a regulatory asset on the balance sheets.

Security Issues

     Since the tragic events of September 11, 2001, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. In compliance with “The Public Health Security and Bioterrorism Preparedness Act of 2002” (HR 3448), Registrant has continued to implement measures to increase security, which includes a vulnerability assessment of its large systems. In addition to large system assessments, all systems operated by Registrant were assessed to identify potential areas requiring enhancements. These assessments resulted in a prioritized listing of recommended facility upgrades to enhance the safety of water system operations. Costs associated with capital improvements of approximately $15 million were identified as a result of the assessment process. SCW has begun to make these improvements over a period of six years. In March 2004, the CPUC approved security plan amounts to be spent in 2003 and 2004 consistent with the six-year plan. The CPUC will evaluate the remaining costs in future general rate cases.

Water Supply

     SCW’s Water Supply

     For the three months ended June 30, 2004, SCW supplied a total of 24,510,000 CCF of water. Of this amount, approximately 51% came from pumped sources and 45% was purchased from others, principally the Metropolitan Water District of Southern California (MWD). The remaining was surface water principally supplied by the Bureau of Reclamation (the Bureau) under a no-cost contract and by the Sacramento Municipal Utility District (SMUD), the cost of which is being reimbursed by Aerojet pursuant to the Memorandum of Understanding. For more information, please see the section entitled "Environmental Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. During the same period of 2003, SCW supplied 21,361,800 CCF of water, 55% of which came from pumped sources, 41% was purchased, and the Bureau and SMUD supplied the remainder.

     For the six months ended June 30, 2004, SCW supplied a total of 41,372,800 ccf of water, 52% of which came from pumped sources and 44% of which was purchased. During the six months ended June 30, 2003, SCW produced 37,723,800 ccf of water. Of this amount 56% came from pumped sources, 41% was purchased and the remainder was provided by the Bureau.

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

     SCW’s water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. Current water supplies in California are adequate. As of May 2004 statewide precipitation levels for the water year were at 90% of normal. Similarly, reservoir storage for the state is 100% of normal. The water year runoff peaked early due to a very warm April and is estimated at 80% of average.

     Although overall groundwater conditions remain at adequate levels, certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused SCW to increase its reliance on purchased water in its supply mix. For further information, see Part I, Item 3 in Legal Proceedings.

     As a result of below normal precipitation and faster than normal melting of the winter snowpack, coupled with an increase in customer demands in SCW’s Wrightwood customer service area, our groundwater water supply again began to be severely impacted in late June this year. In response to this emergency situation, SCW undertook a number of steps to continue to provide sufficient water service, including trucking water into the area from nearby sources beginning June 29, 2004, re-informing customers with respect to more stringent conservation, and expediting the drilling and equipping of a new well. It is anticipated that such water hauling should only be needed until the new well is on line. SCW is, however, experiencing increased operating costs associated with the trucking of water. Management is unable to predict the extent of these additional costs or the extent to which additional problems may be encountered in this area. SCW intends to seek recovery of these costs at the CPUC.

     CCWC’s Water Supply

     Arizona continues to experience drought conditions. During this water year, precipitation has been well below normal, except for the southeastern portion of the state. The Colorado River Basin and Southern Arizona, despite recent higher than normal rainfall, still have a very low level of water storage. As of May 2004 Lake Powell was at 52% of average and Lake Mead was at 70%, as compared to 63% and 78%, respectively, at this same time last year. The inflow so far this year into Lake Powell has been 4,033,800 acre feet which is 62% of the historic average. The Salt and Verde reservoir systems in Arizona are better with slight increases in storage levels. Currently the Salt and Verde system reservoirs are at 44% of capacity, approximately 57% of average, compared to 42% last year.

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

     CCWC however, received a letter from the ADWR stating that the current and committed demand for water in CCWC’s service area had exceeded CCWC’s supply of water in its proven assured water supply account by 400 acre-feet per year. ADWR’s letter required CCWC to make up this accounting deficit by securing additional water supplies and/or providing information to ADWR that would allow ADWR to issue a new decision that CCWC’s current and committed demands were within the proven available supplies in CCWC’s assured water supply account. The ADWR letter was part of a routine administrative review of all water providers.

     CCWC has since undertaken actions requested by the ADWR, including (i) joining the Central Arizona Groundwater Replenishment District as a Member Service Area, (ii) submitting an application to the ADWR to modify its assured supply designation in a manner that will enable CCWC to provide water service to new real estate developments in the Town of Fountain Hills, and (iii) filing a report supporting the modification of designation of assured water supply. On April 7, 2004 ADWR issued a revised decision confirming that CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, consistent with the management goal, in an aggregate volume of 9,828 acre-feet per year for a minimum of 100 years which is greater than CCWC’s projected demand for the calendar year 2014 of approximately 8,000 acre-feet. The 9,828 is comprised of our existing CAP allocation of 6,978 acre-feet per year, 350 acre-feet per year groundwater allowance, incidental recharge credits of 500 acre-feet per year, and our Central Arizona Groundwater Replenishment District (CAGRD) contract of 2,000 acre-feet per year. Our existing groundwater account balance of 35,829 acre-feet provides approximately 350 acre-feet per year for a hundred years.

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

     In a decision issued on June 19, 2003 for memorandum supply accounts, the CPUC concluded that our recovery of deferred water supply costs for providing water service will be reduced if we are earning more than our authorized rate of return. Pursuant to this decision, we are required to file advice letters annually with respect to over- and under- collections in the memorandum supply accounts. We also record the amount of net over-collections in each region, but do not record under-collections that are uncertain for recovery, unless the CPUC approves recovery of these under-collections. We recently filed advice letters seeking review of the activities in Region I and Region II supply cost memorandum accounts at December 31, 2003. SCW has not filed advice letters for Region III supply cost memorandum account, pending resolution of SCW’s petition to have its filing processed on a regional level consistent with the June 2000 adoption of a regional rate structure for Region III. Region III has an under-collection balance of $6.0 million and $5.3 million at June 30, 2004 and December 31, 2003, respectively, which has not been recorded due to uncertainty of the CPUC’s decision on our petition. Future recovery of the under-collected balances is subject to the earning tests and the CPUC’s review of the reasonableness of the cost.

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

     On August 4, 2004, SCW was ordered dismissed from all the nineteen cases involving customer service areas located in the Los Angeles County. The order was issued by the Trial Judge presiding over these matters, and follows a lengthy legal proceeding dating back to April 1997 when the first of the cases was filed by over 140 customers in the San Gabriel Valley, alleging their water had caused personal injuries of varying types and degrees. The Court found SCW did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the Plaintiffs to prove otherwise. SCW has long asserted that it meets or exceeds the requirements to provide water within the standards established by the health authorities, and will continue to meet or exceed those standards. Principle issues in these cases have been addressed by the Court of Appeals in 1999 and the California Supreme Court in 2002, setting the stage for this dismissal. The Plaintiffs’ cases will continue against several industrial defendants alleged to have contaminated the groundwater through their operations and disposal practices. SCW is unable at this time to determine what action, if any, the Plaintiffs will take.

     As for the three lawsuits in Sacramento County, one of the three Plaintiffs filed for dismissal and the case has subsequently been dismissed by the Court. Based upon the information currently available to it, SCW believes that the remaining two claims are without merit, and intends to vigorously defend against these claims.

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

     SCW and CCWC may be able to recover costs incurred to comply with these regulations through the ratemaking process. In a recent rate case, the CPUC has authorized SCW to establish a memorandum account for future recovery of costs associated with compliance and remediation. We may also be able to recover certain of these costs under certain of our contractual arrangements. In certain circumstances, we may be able to recover costs from parties responsible or potentially responsible for contamination, either voluntarily or through specific court action.

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

     Water shortages may affect us in a variety of ways:

•	They adversely affect supply mix by causing us to rely on more expensive purchased water.

•	They adversely affect operating costs.

•	They may result in an increase in capital expenditures for building pipelines to connect to alternative sources of supplies, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers and reservoirs and other facilities to conserve or reclaim water.

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

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

     Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments and electric power costs in rates. We have filed for increased water rates to recover operating costs from customers in all our water regions as well as for costs associated with general office activities, but have been experiencing increasing delays in the processing of our applications. In addition, we will be seeking CPUC authorization to recover in rates the costs for constructing an 8.4 MW natural gas-fueled generator facility to meet increasing demand in our Bear Valley customer service area.

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

     The regulatory authority’s decision can impact prospective revenues and earnings, effect the timing of the recognition of revenues and expenses and may overturn past decisions.

     Our business requires significant capital expenditures

     The utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. During the six months ended June 30, 2004 and 2003, Registrant spent $30,592,000 and $17,455,000, respectively, for these purposes. Our net budgeted capital expenditures for calendar year 2004 for these purposes are approximately $61.7 million. There is no capital expenditure for environmental control facilities budgeted for 2004.

     We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which must be repaid). We also periodically borrow money or issue equity for these purposes. In addition, we have a syndicated bank facility that we can use for these purposes. We cannot assure you that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

     Registrant carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and timely reported in accordance with the Securities and Exchange Commission’s rules and forms. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system will be met. The design of any control system is based in part on certain assumptions about the likelihood of future events and is subject to judgments in assessing the costs and benefits of such controls and procedures. Because of these and other inherent limitations of control systems, there can be no assurance that any control system will succeed in achieving its objectives under all potential future conditions, regardless of how remote.

(b) Changes in internal controls over financial reporting

     As of the end of the second quarter ended June 30, 2004, certain planned enhancements have been implemented in the internal controls over financial reporting. In connection with the Company’s on-going review of internal controls in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, Registrant has developed and implemented processes including formalizing the communication between the various business units and the accounting department. These processes were implemented to enhance and formalize the information gathering process for the preparation of the annual and quarterly filings with the Securities and Exchange Commission. There were no other significant changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the quarter ended June 30, 2004, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

     Water Quality-Related Litigation

     SCW is a defendant in twenty-two lawsuits involving claims pertaining to water quality. Nineteen of the lawsuits were coordinated in the Los Angeles Superior Court and involved water served by the company in the San Gabriel and Pomona Valley areas of Los Angeles County: Robert Arenas, et al. v. Suburban Water Systems, Inc., et al., Case No. KC037559, Anthony John Bell, et al. v. City of Pomona, et al., Case No. KC038796, Adler, et al. v. Southern California Water Company, et al., Case No. BC169892, Santamaria, et al. v. Suburban Water Systems, et al., Case No. KC025995, Georgianna Dominguez et al. v. Southern California Water Company, et al., Case No. GC021657, Anderson, et al. v. Suburban Water Company, et al., Case No. KC028524, Abarca, et al. v. City of Pomona, et al., Case No. K027795, Celi, et al. v. San Gabriel Valley Water Company, Case No. GC020622, Boswell et al. v. Suburban Water Systems, et al., Case No. KC027318, Demciuc et al. v. Suburban Water Systems, et al., Case No. KC028732, Antoinette Adejare, et al. v. City of Pomona, et al., Case No. KC031096, Almelia Brooks, et al. v. Suburban Water System, et al., Case No. KC032915, Lori Alexander, et al. v. Suburban Water Systems, et al., Case No. KC031130, David Arnold, et al. v. City of Pomona, et al., Case No. KC034636, Gilda Ambrose-Dubre, et al. v. City of Pomona, et al., Case No. KC032906, Melissa Garrity Alvarado, et al. v. Suburban Water Systems et al., Case No. KC034953 , Charles Alexander, et al. v. City of Pomona, et al., Case No KC035526, Criner, et al. v. San Gabriel Valley Water Company, et al., Case No. GC021658, and Donerson, et al. v. City of Pomona, et al., Case No. KC035987. The lawsuits filed in Los Angeles County Superior Court are based on the allegations that SCW and the other defendants have provided and continue to provide plaintiffs with contaminated water from its wells, several of which are located in an area of the San Gabriel Valley that has been designated a federal superfund site, that the maintenance of this contaminated well water has resulted in contamination of the soil, subsurface soil and surrounding air with solvents and other substances, and that plaintiffs have been injured and their property damaged as a result.

     On August 4, 2004, SCW was ordered dismissed from all the nineteen cases in Los Angeles County. The order was issued by the Trial Judge presiding over these matters, and follows a lengthy legal proceeding dating back to April, 1997. The court found SCW did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity to the Plaintiffs to prove otherwise. SCW has long asserted that it meets or exceeds the requirements to provide water within the standards established by the health authorities, and will continue to meet or exceed those standards. Principle issues in these cases have been addressed by the Court of Appeals in 1999 and the California Supreme Court in 2002, setting the stage for this dismissal. The Plaintiffs’ cases will continue against several industrial defendants alleged to have contaminated the groundwater through their operations and disposal practices. SCW cannot determine at this time what action, if any, the Plaintiffs will take.

     Three of the lawsuits involve a customer service area located in Sacramento County that have been filed in Sacramento County Superior Court: Nathaniel Allen, Jr. v. Aerojet-General Corporation, et al., Case No. 97AS06295, Daphne Adams, et al. v. Aerojet-General Corporation, et al., Case No. 98AS01025, and Wallace Andrew Pennington et al. v. Aerojet-General Corporation, et al., Case No. 00AS02622. The lawsuits filed in Sacramento County Superior Court are based on the allegations that SCW and other defendants have delivered water to plaintiffs that are contaminated with a number of chemicals, including trichloroethylene, perchloroethylene, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other unnamed chemicals and that plaintiffs have been injured and their property damaged as a result. In July 2004, Wallace Andrew Pennignton filed for dismissal and the Court subsequently dismissed the case. Based upon the information currently available to it, Registrant believes that the remaining two claims are without merit and intends to vigorously defend against these claims.

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

     Other Water Quality Litigation

     On October 25, 1999, SCW sued Aerojet for causing the contamination of eastern portions of the Sacramento County groundwater basin. On October 10, 2003 Registrant entered into a confidential memorandum of understanding (MOU) with Aerojet for the settlement of legal actions brought by SCW. The MOU sets forth the present financial terms and the structure of a settlement to cover, over time, capital and litigation related costs incurred by SCW resulting from the contamination. The MOU and the settlement embodied therein were found to be binding by the Sacramento Superior Court on January 18, 2004. Further documentation incorporating the terms of the MOU is presently underway. However, documentation is not complete and management is presently unable to predict when a comprehensive set of settlement documents will be completed.

     Based on the financial terms in the MOU, SCW established a receivable from Aerojet in an amount of $16.7 million for capital project and purchased water reimbursements at the end of 2003, of which $8.7 million has been received in early 2004. Reimbursements received from Aerojet have been applied directly to reduce SCW’s costs of utility plant and purchased water. Prior to the MOU, Aerojet had reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply. The remainder of the costs to be recovered, which consist primarily of deferred legal and consulting related costs, is subject to further settlement documentation.

     In an action related to the draft settlement agreement, Registrant and Aerojet have signed three separate agreements requiring Aerojet to pay for certain infrastructure and upgrades to Registrant’s Coloma Treatment Plant as a contingency plan should additional wells be impacted. The value of the three agreements approximates $6.8 million in capital improvements. In addition, SCW is in negotiations with the County of Sacramento regarding a replacement of water supply.

     The CPUC has previously authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the suits filed against the State and Aerojet, less any recovery from the defendants or others. As of June 30, 2004, approximately $16.2 million in legal and consulting related costs has been recorded as deferred charges and included as “Regulatory Assets” on the balance sheets. The CPUC has authorized SCW to increase rates, effective April 28, 2001, for recovery over a six-year period of approximately $1.8 million in expenses that were incurred on or before August 31, 2000, in the Aerojet matter. As part of an abbreviated application for SCW’s Region I, SCW requested a long-term amortization of the balance of costs included in the Aerojet litigation memorandum account, net of any reimbursement amount. Management believes these legal costs are probable of recovery through rates; however, proceeds from any settlement agreement with Aerojet would be applied to reduce amounts collected from customers, as required by the CPUC’s Resolution W-4181. Management cannot give assurance that the CPUC will ultimately allow recovery of all or any of these costs. The draft agreement with Aerojet also addresses the possible recovery of SCW’s deferred charges through settlement proceeds from Aerojet that will come from the revenues collected by Aerojet in new development areas that occur on Aerojet’s property. See the section entitled “Regulatory Matters” and "Environmental Matters” in Part I, Item 2 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

     Perchlorate and/or Volatile Organic Compounds (VOC) have been detected in five wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in the federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. In this same suit, the PRPs have filed cross-complaints against the Registrant, the other two affected water purveyors, the WQA and the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the San Gabriel Valley Groundwater Basin for use by Registrant and the other two affected water providers and for other related claims. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs the future costs associated with the treatment of these wells.

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

     Electric Service Litigation

     SCW has been, in conjunction with Edison, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project, violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum meruit. SCW also sought declaratory relief from Edison’s claims. To date, SCW has spent approximately $3.4 million in this matter, all of which has been expensed. A settlement has been reached between SCW and Edison, in which (i) SCW is to pay Edison $5.0 million as the cost of abandoning and terminating the 115kv Project, (ii) Edison is required to make a filing with the FERC to include the cost in a FERC rate schedule under the Transmission Service Agreement between SCW and Edison, and (iii) Edison is to sell the Goldhill substation and associated transmission line to SCW at its book value. Management believes that the FERC’s approval on Edison’s filing is probable and this cost is within the meaning of the CPUC’s Code of “Abandonment Fee” which is recoverable through the supply cost balancing account. As a result, the $5.0 million obligation to Edison arising from the settlement was recorded as a liability and a regulatory asset in the fourth quarter of 2003, of which $1.4 million was paid in the first quarter of 2004. A final settlement agreement was reached on March 17, 2004. Edison has filed the tariffs with the FERC.

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

     (e) None

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On or about April 2, 2004, common and preferred shareholders of AWR were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares to: (1) elect four Class II directors to the Board of Directors to serve until their successors are elected and qualified; (2) approve the 2003 Non-Employee Directors Stock Plan; (3) ratify the appointment of PricewaterhouseCoopers LLP (PwC) as the independent registered public accounting firm; and (4) to transact any other business, which may properly come before the meeting or any adjournment thereof.

     The following table presents the voting results of the election Class II Directors at the Annual Meeting of Shareholders (the Meeting) held on May 11, 2004:

Name	“Votes For”	“Votes Withheld”
Jean E. Auer	13,384,101	451,690
N.P. Dodge, Jr.	13,316,574	519,216
Robert F. Kathol	13,354,953	480,837
Lloyd E. Ross	13,399,304	436,886

     Registrant has two classes of Directors. Class I Directors, who will hold office until 2005, are James L. Anderson, Anne M. Holloway and Floyd E. Wicks.

     Both of the other two proposals have been approved, with a 57.21% affirmative vote for the 2003 Non-Employee Directors Stock Plan, and a 97.9% affirmative vote for the ratification of the appointment of PwC as the independent registered public accounting firm.

Item 5. Other Information

(a)	On July 27, 2004, the Board of Directors of Registrant declared a regular quarterly dividend of $0.221 per common share. The dividend will be paid September 1, 2004 to shareholders of record as of the close of business on August 9, 2004.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors of AWR.

Item 6. Exhibits and Reports on Form 8-K

     (a) The following documents are included as Exhibits to this report:

10.26	American States Water Company — 2003 Non-Employee Directors Stock Plan(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed concurrently herewith

(2)	Furnished concurrently herewith.

     (b) None.

     SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY and its subsidiary SOUTHERN CALIFORNIA WATER COMPANY

By:	/s/ Robert J. Sprowls

Robert J. Sprowls
Senior Vice President, Chief Financial Officer,
Corporate Secretary and Treasurer

Dated: August 9, 2004