Form 10-Q
period 2004-09-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2004-11-09
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________

Commission file number 001-14431

American States Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas, California	91773-1207

(Address of Principal Executive Offices)	(Zip Code)

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

As of November 9, 2004, the number of Common Shares outstanding of American States Water Company was 16,689,482 shares.

As of November 9, 2004, all of the 122 outstanding Common Shares of Southern California Water Company were owned by American States Water Company.

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

     It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto in the latest Annual Report on Form 10-K of American States Water Company and its wholly owned subsidiary, Southern California Water Company.

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

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	September 30,	December 31,
(in thousands)	2004	2003
Utility Plant, at cost
Water	$760,190	$726,811
Electric	44,466	42,711

	804,656	769,522
Less - Accumulated depreciation	(238,803)	(222,567)

	565,853	546,955
Construction work in progress	77,634	55,343

Net utility plant	643,487	602,298

Other Property and Investments
Goodwill	12,276	12,276
Other property and investments	9,845	9,844

Total other property and investments	22,121	22,120

Current Assets
Cash and cash equivalents	6,602	12,775
Accounts receivable-customers (less allowance for doubtful accounts of $849 in 2004 and $831 in 2003)	14,506	11,758
Unbilled revenue	16,475	12,714
Other accounts receivable	2,042	10,649
Materials and supplies, at average cost	1,485	1,346
Regulatory assets - current	4,278	5,331
Deferred income taxes - current	344	—
Prepayments	1,777	3,786

Total current assets	47,509	58,359

Regulatory and Other Assets
Regulatory assets	57,204	57,704
Other accounts receivable	8,300	8,000
Other	8,260	8,994

Total regulatory and other assets	73,764	74,698

Total Assets	$786,881	$757,475

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	September 30,	December 31,
(in thousands)	2004	2003
Capitalization
Common shares, no par value, no stated value	$163,749	$127,699
Earnings reinvested in the business	90,554	84,788

Total common shareholders’ equity	254,303	212,487
Long-term debt	229,258	229,799

Total capitalization	483,561	442,286

Current Liabilities
Notes payable to banks	28,000	56,000
Long-term debt - current	820	820
Accounts payable	18,965	18,774
Taxes payable	9,208	2,784
Accrued employee expenses	4,320	3,925
Accrued interest	5,023	1,681
Deferred income taxes - current	198	1,217
Other	8,083	10,697

Total current liabilities	74,617	95,898

Other Credits
Advances for construction	79,956	77,154
Contributions in aid of construction - net	68,404	64,297
Deferred income taxes	54,332	53,243
Unamortized investment tax credits	2,632	2,700
Accrued pension and other postretirement benefits	3,881	4,584
Regulatory liabilities	11,540	9,642
Other	7,958	7,671

Total other credits	228,703	219,291

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$786,881	$757,475

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Three Months Ended
	September 30,
(in thousands, except per share amounts)	2004	2003
Operating Revenues
Water	$62,455	$57,574
Electric	6,208	5,906
Other	298	245

Total operating revenues	68,961	63,725

Operating Expenses
Water purchased	15,339	13,740
Power purchased for pumping	2,971	3,330
Power purchased for resale	3,107	3,382
Unrealized loss on purchased power contracts	224	420
Groundwater production assessment	2,120	2,089
Supply cost balancing accounts	1,016	650
Other operating expenses	4,818	4,805
Administrative and general expenses	10,591	10,058
Depreciation and amortization	5,589	4,944
Maintenance	2,593	2,181
Taxes on income	5,692	3,915
Other taxes	2,235	2,032

Total operating expenses	56,295	51,546

Operating Income	12,666	12,179
Other Income (Loss)
Other income (loss), net	(160)	127
Taxes on other income	76	1

Total other income (loss), net	(84)	128

Interest Charges
Interest on long-term debt	4,047	4,229
Other interest and amortization of debt expense	517	282

Total interest charges	4,564	4,511

Net Income	8,018	7,796

Weighted Average Number of Shares Outstanding	15,318	15,202
Basic Earnings Per Common Share	$0.52	$0.51
Weighted Average Number of Diluted Shares	15,338	15,244
Fully Diluted Earnings Per Share	$0.52	$0.51
Dividends Declared Per Common Share	$0.221	$0.221

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands, except per share amounts)	2004	2003
Operating Revenues
Water	$154,773	$143,206
Electric	19,284	18,263
Other	899	749

Total operating revenues	174,956	162,218

Operating Expenses
Water purchased	37,022	32,098
Power purchased for pumping	7,103	7,696
Power purchased for resale	10,474	10,052
Unrealized gain on purchased power contracts	(257)	(854)
Gain on sale of water rights	(5,675)	—
Groundwater production assessment	5,280	5,485
Supply cost balancing accounts	4,835	2,109
Other operating expenses	14,538	13,931
Administrative and general expenses	31,166	29,472
Depreciation and amortization	15,840	14,836
Maintenance	7,529	6,430
Taxes on income	11,720	7,700
Other taxes	6,566	6,110

Total operating expenses	146,141	135,065

Operating Income	28,815	27,153
Other Income (Loss)
Other income, net	509	264
Taxes on other income	(138)	(105)

Total other income, net	371	159

Interest Charges
Interest on long-term debt	12,149	12,704
Other interest and amortization of debt expense	1,163	911

Total interest charges	13,312	13,615

Net Income	$15,874	$13,697

Weighted Average Number of Shares Outstanding	15,264	15,198
Basic Earnings Per Common Share	$1.04	$0.90
Weighted Average Number of Diluted Shares	15,288	15,230
Fully Diluted Earnings Per Share	$1.04	$0.90
Dividends Declared Per Common Share	$0.663	$0.663

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$15,874	$13,697
Adjustments for non-cash items:
Depreciation and amortization	15,840	14,836
Deferred income taxes and investment tax credits	608	5,385
Unrealized gain on purchased power contracts	(257)	(854)
Impairment loss on assets removed from rate-base	482	—
Non-cash compensation expense on stock units issued	794	—
Other - net	1,175	1,282
Changes in assets and liabilities:
Accounts receivable - customers	(2,748)	(2,360)
Unbilled revenue	(3,761)	(3,182)
Other accounts receivable	8,307	679
Materials and supplies	(139)	765
Prepayments	2,009	176
Regulatory assets - supply cost balancing accounts	4,835	2,109
Other assets	(789)	(3,593)
Accounts payable	191	(86)
Taxes payable	6,424	2,631
Other liabilities	(794)	1,868

Net cash provided	48,051	33,353

Cash Flows From Investing Activities:
Construction expenditures	(57,531)	(33,904)
Net cash used	(57,531)	(33,904)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares, net of issuance costs	35,256	505
Receipt of advances for and contributions in aid of construction	8,308	7,687
Refunds on advances for construction	(2,947)	(3,165)
Cash received on financing portion of purchased power contracts	1,339	1,539
Repayment of long-term debt	(541)	(968)
Net change in notes payable to banks	(28,000)	(2,000)
Dividends paid	(10,108)	(10,076)

Net cash provided (used)	3,307	(6,478)

Net decrease in cash and cash equivalents	(6,173)	(7,029)
Cash and cash equivalents, beginning of period	12,775	18,397

Cash and cash equivalents, end of period	$6,602	$11,368

Non-cash activities - supplemental disclosures:
Adoption of new accounting standard for asset retirement obligtions:
Cumulative effect of adoption - Regulatory asset	—	$2,495
Utility plant, net	—	223
Asset retirement obligations	—	(2,718)

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

	September 30,	December 31,
(in thousands)	2004	2003
Utility Plant, at cost
Water	$718,129	$688,079
Electric	44,466	42,711

	762,595	730,790
Less - Accumulated depreciation	(226,996)	(211,424)

	535,599	519,366
Construction work in progress	73,951	51,354

Net utility plant	609,550	570,720

Other Property and Investments	7,469	7,471

Current Assets
Cash and cash equivalents	2,528	8,306
Accounts receivable-customers (less allowance for doubtful accounts of $798 in 2004 and $797 in 2003)	14,240	11,487
Unbilled revenue	16,179	12,484
Intercompany receivable	858	445
Other accounts receivable	1,875	10,516
Materials and supplies, at average cost	1,460	1,322
Regulatory assets - current	4,278	5,331
Deferred income taxes - current	471	—
Prepayments	1,634	3,638

Total current assets	43,523	53,529

Regulatory and Other Assets
Regulatory assets	57,053	57,624
Other accounts receivable	8,300	8,000
Other	7,604	8,219

Total regulatory and other assets	72,957	73,843

Total Assets	$733,499	$705,563

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	September 30,	December 31,
(in thousands)	2004	2003
Capitalization
Common shares, no par value	$152,185	$123,391
Earnings reinvested in the business	88,761	82,656

Total common shareholder’s equity	240,946	206,047
Long-term debt	221,770	221,996

Total capitalization	462,716	428,043

Current Liabilities
Long-term debt - current	260	260
Accounts payable	17,846	17,312
Intercompany payable	9,666	34,111
Taxes payable	12,837	4,382
Accrued employee expenses	4,253	3,828
Accrued interest	4,857	1,581
Deferred income taxes - current	198	1,057
Other	7,672	10,376

Total current liabilities	57,589	72,907

Other Credits
Advances for construction	69,313	66,827
Contributions in aid of construction	68,078	64,023
Deferred income taxes	51,028	50,277
Unamortized investment tax credits	2,632	2,700
Accrued pension and other postretirement benefits	3,881	4,584
Regulatory liabilities	11,540	9,642
Other credits	6,722	6,560

Total other credits	213,194	204,613

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$733,499	$705,563

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Three Months Ended
	September 30,
(in thousands)	2004	2003
Operating Revenues
Water	$60,506	$55,777
Electric	6,208	5,906

Total operating revenues	66,714	61,683

Operating Expenses
Water purchased	15,150	13,572
Power purchased for pumping	2,806	3,168
Power purchased for resale	3,107	3,383
Unrealized loss on purchased power contracts	224	420
Groundwater production assessment	2,120	2,089
Supply cost balancing accounts	1,016	650
Other operating expenses	4,467	4,441
Administrative and general expenses	8,712	8,602
Depreciation and amortization	5,346	4,709
Maintenance	2,472	2,101
Taxes on income	6,145	4,153
Other taxes	2,138	1,979

Total operating expenses	53,703	49,267

Operating Income	13,011	12,416
Other Income (Loss)
Other income (loss), net	(161)	113
Taxes on other income	84	—

Total other income (loss), net	(77)	113

Interest Charges
Interest on long-term debt	3,946	4,114
Other interest and amortization of debt expense	371	159

Total interest charges	4,317	4,273

Net Income	$8,617	$8,256

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2004	2003
Operating Revenues
Water	$149,864	$138,636
Electric	19,284	18,263

Total operating revenues	169,148	156,899

Operating Expenses
Water purchased	36,479	31,566
Power purchased for pumping	6,741	7,339
Power purchased for resale	10,474	10,052
Unrealized gain on purchased power contracts	(257)	(854)
Gain on sale of water rights	(5,675)	—
Groundwater production assessment	5,280	5,485
Supply cost balancing accounts	4,835	2,109
Other operating expenses	13,474	12,959
Administrative and general expenses	25,866	25,609
Depreciation and amortization	15,118	14,140
Maintenance	7,100	6,203
Taxes on income	13,505	8,601
Other taxes	6,278	5,845

Total operating expenses	139,218	129,054

Operating Income	29,930	27,845
Other Income (Loss)
Other income, net	503	240
Taxes on other income	(137)	(109)

Total other income, net	366	131

Interest Charges
Interest on long-term debt	11,820	12,361
Other interest and amortization of debt expense	821	474

Total interest charges	12,641	12,835

Net Income	$17,655	$15,141

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$17,655	$15,141
Adjustments for non-cash items:
Depreciation and amortization	15,118	14,140
Deferred income taxes and investment tax credits	303	4,833
Unrealized gain on purchased power contracts	(257)	(854)
Impairment loss on assets removed from rate-base	482	—
Non-cash compensation expense on stock units issued	794	—
Other - net	1,072	1,056
Changes in assets and liabilities:
Accounts receivable - customers	(2,753)	(2,294)
Unbilled revenue	(3,695)	(3,110)
Other accounts receivable	8,341	626
Materials and supplies	(138)	(590)
Prepayments	2,004	90
Regulatory assets - supply cost balancing accounts	4,835	2,109
Other assets	(741)	(2,219)
Accounts payable	534	309
Intercompany	(358)	596
Taxes payable	8,455	3,677
Other liabilities	(1,045)	1,647

Net cash provided	50,606	35,157

Cash Flows From Investing Activities:
Construction expenditures	(54,793)	(31,974)

Net cash used	(54,793)	(31,974)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	28,000	—
Receipt of advances for and contributions in aid of construction	7,922	7,576
Refunds on advances for construction	(2,576)	(2,811)
Cash received on financing portion of purchased power contracts	1,339	1,539
Repayment of long-term debt	(226)	(679)
Net change in intercompany borrowings	(24,500)	(2,000)
Dividends paid	(11,550)	(11,550)

Net cash used	(1,591)	(7,925)

Net decrease in cash and cash equivalents	(5,778)	(4,742)
Cash and cash equivalents, beginning of period	8,306	11,677

Cash and cash equivalents, end of period	$2,528	$6,935

Non-cash activities - supplemental disclosures:
Adoption of new accounting standard for asset retirement obligtions:
Cumulative effect of adoption - Regulatory asset	—	$2,479
Utility plant, net	—	221
Asset retirement obligations	—	(2,700)

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
SOUTHERN CALIFORNIA WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     General:

     American States Water Company (“AWR”), incorporated in 1998, is the parent company of Southern California Water Company (“SCW”), American States Utility Services, Inc. (“ASUS”) and Chaparral City Water Company (“CCWC”). More than 90% of AWR’s assets consist of the common stock of SCW. SCW, a California corporation formed in 1929, is a public utility company engaged principally in the purchase, production and distribution of water in California. In addition, SCW distributes and sells electric energy in several mountain communities in California. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively.

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

     Note 2 - Regulatory Matters: In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(In thousands)	September 30, 2004	December 31, 2003
SCW
Supply cost balancing accounts	$23,332	$24,432
Costs deferred for future recovery on Aerojet case	15,703	16,177
Flow-through taxes, net	9,740	10,690
Transmission line abandonment costs	3,582	5,000
Asset retirement obligations	2,916	2,729
Low income balancing accounts	2,002	1,452
General rate case memorandum accounts	2,168	—
Refund of water right lease revenues	(5,760)	(6,177)
Revenues subject to refund	(3,487)	(3,465)
Supply cost memorandum accounts net over-collections	(2,293)	—
Other regulatory assets	1,888	2,475

Total SCW	$49,791	$53,313

CCWC
Asset retirement obligations	$47	$40
Other regulatory assets	104	40

Total AWR	$49,942	$53,393

Supply Cost Accounts:

     As permitted by the California Public Utilities Commission (“CPUC”), SCW maintains electric supply balancing accounts and, prior to November 29, 2001, maintained water supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs are recorded as expenses and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. SCW accrues interest on its supply cost balancing accounts at the prevailing rate for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

     Water Memorandum Supply Cost Account – On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum supply cost account. The over- or under-collection of water supply costs is recorded in this memorandum account in a manner similar to the balancing account. In a decision issued on June 19, 2003 related to the memorandum supply cost account, the CPUC concluded that: (i) if a utility is within its 3-year rate case cycle and does not earn in excess of its authorized rate of return, the utility is entitled to recover its costs in the memorandum supply cost account, subject to a reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns in excess of its authorized rate-of-return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate-of-return, and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually.

     Note 2 - Regulatory Matters (Continued):

     On April 30, 2004, SCW filed advice letters for Regions I and II for the period from November 29, 2001 to December 31, 2003 with respect to an approximate $1.4 million net over-collection, which has been recorded as a regulatory liability. An additional $900,000 of net over-collection related to the nine months ended September 30, 2004 has also been recorded as a regulatory liability at September 30, 2004. SCW recently filed an advice letter with the CPUC for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2003. Region III had an under-collection balance of $6.1 million and $5.2 million at September 30, 2004 and December 31, 2003, respectively, which are subject to earnings tests. A regulatory asset with respect to this under-collection will not be recorded until receipt of a CPUC decision authorizing the recovery of the under-collection.

     Electric Balancing Account – Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $22.5 million at September 30, 2004. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable SCW to recover the under-collection. SCW sold 32,084,995 and 30,069,062 kilowatt hours of electricity to its Bear Valley Electric division customers for the three months ended September 30, 2004 and 2003, respectively, and 102,040,970 and 98,041,344 kilowatt hours for the nine months ended September 30, 2004 and 2003, respectively. SCW anticipates electricity sales to be sufficient for it to recover the amount of the under-collection by August 2011. SCW is allowed to include only up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. For the three and nine months ended September 30, 2004, SCW has expensed approximately $65,000 and $290,000, respectively, for costs over $77 per MWh.

     During April 2001, SCW recorded a one-time sale of energy on the spot market that generated a $644,000 gain which was recorded in the electric supply cost balancing account at that time. The gain was the subject of a complaint filed at the Federal Energy Regulatory Commission (“FERC”) by Mirant Americas Energy Marketing, Inc. (Mirant Marketing) where Mirant Marketing, the purchaser of the energy, was seeking to be refunded all or a portion of the gain. In March 2004, the FERC ordered SCW to refund the $644,000, plus interest, to Mirant Marketing. This refund increased the cost of power purchased for resale during the nine months ended September 30, 2004, with a corresponding decrease in the provision for supply cost balancing account. There was no net impact on earnings. The sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements. On November 1, 2004, the FERC issued another order, granting a request for clarification filed by the Western Systems Power Pool (“WSPP”) and supported by SCW in the complaint proceeding filed by Mirant in connection with the April 2001 sale. The order agrees with WSPP and SCW that the WSPP agreement allowed SCW to collect the WSPP agreement’s cost-based adder in addition to the SCW’s incremental cost of selling to Mirant. In the FERC’s original order, SCW was denied its request to charge the cost based adder. In the November 1, 2004 order, the FERC reversed this denial and stated that it denied SCW’s application of the adder to the Mirant sale premised solely on the view that the adder applied only in the case of owned resources. The result of this new order is to allow SCW to charge a $21.11 per MWh adder on top of the $95.00 per MWh. The amount of this adder results in a reduction in the amount refunded to Mirant in March 2004 by approximately $253,000 inclusive of interest. SCW will apply any payments received by Mirant as a reduction to SCW’s unrecovered purchased power costs in its electric supply cost balancing account, with a corresponding decrease in the cost of power purchased for resale, thus resulting in no net impact on earnings.

     Note 2 - Regulatory Matters (Continued):

Costs Deferred for Future Recovery on Aerojet Case:

     SCW sued Aerojet-General Corporation (“Aerojet”) for causing the contamination of the Sacramento County Groundwater Basin, which affected certain SCW wells. On a related matter, SCW also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others. As of September 30, 2004 and December 31, 2003, approximately $16 million had been recorded as a non-yielding regulatory asset representing primarily legal costs incurred to date in connection with prosecuting the cases. Management believes the recovery of these costs through rates is probable; however, it is management’s intention to offset any settlement proceeds from Aerojet that may occur from these actions against the balance in the memorandum accounts at the time of settlement. SCW expects to file for interim rate relief during the fourth quarter of 2004. This interim rate relief would provide for an increase in rates of approximately $6 million over a 10 year period, subject to refund. Management cannot give assurance that the CPUC will ultimately allow recovery of all or any of these costs. See Note 8 for further discussion on the Aerojet matter.

Transmission Line Abandonment Costs:

     The ability of SCW to deliver purchased power to customers in its Bear Valley Electric service area is limited by the ability of the transmission facilities owned by Southern California Edison Company (Edison) to transmit this power. SCW filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, SCW and Edison agreed to settle this suit. Under the terms of the settlement agreement, SCW is to pay a $5 million project abandonment fee to Edison. Edison then filed an application to the FERC for approval of the entire $5 million settlement payment as abandoned project cost to be included in Edison’s wholesale rate charged to SCW. In addition, Edison is to sell the Goldhill substation and associated transmission line to SCW at it book value.

     SCW made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004. SCW has also agreed to pay Edison an additional $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. In August 2004, the FERC approved Edison’s application and SCW recorded the $1.4 million payment in the supply cost balancing account. This amount was previously recorded as a regulatory asset pending FERC approval of Edison’s application. In addition, monthly payments totaling $76,274 made to Edison during the period are also included in the electric supply cost balancing account.

Revenues Subject to Refund:

     In March 2002, SCW and the City of Santa Monica (“City”) reached a settlement agreement in which SCW sold its water rights in the Charnock Groundwater Basin (“Basin”) to the City and assigned to the City its rights against all potentially responsible parties (“PRPs”) who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (“MTBE”) in underground storage tanks, pipelines or other related infrastructure in the Basin. The City also indemnified SCW from related claims. The settlement agreement was subject to the CPUC’s approval.

     Note 2 - Regulatory Matters (Continued):

     On July 8, 2004, the CPUC approved the settlement agreement and directed SCW to: (i) track the net settlement proceeds in an interest-bearing memorandum account to fund capital for infrastructure improvements over the next eight years, (ii) maintain records of all memorandum account activity, (iii) obtain the CPUC’s approval to include those capital costs in rate base as the improvements become necessary and useful, (iv) remove relevant assets from rate base, and (v) refund to ratepayers the net proceeds of $3.5 million received from PRPs, which was recorded as a liability in December 2003 on the basis of a Proposed Decision by the CPUC. In May 2004, SCW received the full settlement payment of $5.7 million from the City. The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision, resulting in a $5.2 million net pre-tax increase in operating income. SCW recorded the impairment loss on assets removed from rate-base in “other operating expenses”.

Refund of Water Right Lease Revenues:

     In 1994, SCW entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights to the American River. SCW included all associated revenues in a non-operating income account. In a decision issued on March 16, 2004, the CPUC determined that SCW failed to seek the CPUC’s approval to effectuate the lease and was to pay a fine of $180,000. The decision also ordered SCW to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, SCW recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income (net of taxes of $2.5 million) during the fourth quarter of 2003. Management disagrees with the CPUC’s decision and filed an appeal to the decision. The CPUC has denied the Company’s request for an appeal. The Company has filed with the Supreme Court of California to hear the matter. As the final amount of the refund was approved by the CPUC in June of 2004, SCW adjusted its estimate of total customer refunds, recorded as a regulatory liability, to the approved amount of $5.2 million. Pursuant to the order, the apportionment of any lease revenues that SCW may collect in the future will be determined by a later decision. Therefore, beginning in the first quarter of 2004, all amounts billed to the City of Folsom are included in a regulatory liability account and no amounts have been recognized as revenue for 2004 until all uncertainties about this matter are resolved with the CPUC. For the three and nine months ended September 30, 2004, SCW recorded an additional $286,000 and $825,000, respectively, in the regulatory liability account.

General Rate Case Memorandum Accounts:

     Due to delays in the CPUC’s review and processing of the Region I and II General Rate Case applications, SCW was authorized to collect interim rates in early 2004, subject to refund. In decisions issued in August 2004, the CPUC authorized new rates that will be retroactive to January 1, 2004 for Region I and February 14, 2004 for Region II. SCW was authorized to file an advice letter to recover over a period of not less than one year, the difference between the interim rates authorized in January 2004 and February 2004, respectively, and the new rates authorized in the August 2004 decisions. As a result of these decisions, SCW has recorded approximately $2.2 million as a regulatory asset with a corresponding increase to revenues during the third quarter of 2004. SCW will recover this regulatory asset through a surcharge over a period of no less than twelve months. The decision also changes the revenue requirement related to the adopted rates for the supply cost memorandum account and depreciation expense which were also retroactive to February 14, 2004 for Region II. The net impact of these changes did not have a material effect on Registrant’s earnings.

     Note 3 – Derivative Instruments: Registrant has certain block-forward purchase power contracts that are subject to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. Certain of these contracts qualify as an exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement.

     During 2002, SCW became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation (PWCC) which became effective in November 2002 have not been designated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheets as of September 30, 2004 and December 31, 2003. This resulted in a pre-tax unrealized loss of $224,000 and $420,000 for the three months ended September 30, 2004 and 2003, respectively, and a pre-tax unrealized gain of $257,000 and $854,000 for the nine months ended September 30, 2004 and 2003, respectively. On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. As this contract is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurs on a cash or net basis through 2006 and by physical delivery through 2008.

     Except as discussed above, Registrant has no other derivative financial instruments.

     Note 4 - Earnings Per Share / Capital Stock: Basic earnings per common share are calculated pursuant to SFAS No. 128, Earnings per Share, and are based on the weighted average number of common shares outstanding during each period and net income. Diluted earnings per common share are based upon the weighted average number of common shares including both shares outstanding and potentially issued in connection with stock options and stock units granted under Registrant’s 2000 Stock Incentive Plan and the 2003 Non-Employee Directors Stock Plan, and net income. At September 30, 2004 and 2003, there were 498,320 and 333,679 options outstanding, respectively, under these Plans. At September 30, 2004, there were also approximately 32,000 stock units outstanding pursuant to the 2003 Non-Employee Directors Stock Plan. Outstanding stock options and stock unit awards issued by the Registrant represent the only dilutive effect reflected in diluted weighted average shares outstanding. The difference between basic and diluted EPS is the effect of stock options and stock units that, under the treasury share method, gives rise to common stock equivalents.

     On September 22, 2004, AWR issued 1,400,000 shares in a registered public offering and received proceeds of $33.6 million, net of underwriter fees and other issuance costs of $1.8 million. The proceeds recorded in common shares were reduced by direct issuance costs. Net proceeds from this sale were used to pay down short-term borrowings under AWR’s $75 million syndicated credit facility. On October 12, 2004, the underwriters partially exercised an over-allotment option for an additional 50,000 shares. The Company received proceeds of $1,212,500, which was net of underwriter fees and other issuance costs of $50,500, from the issuance of these shares.

     In September 2004, the Board approved the issuance of 10 additional SCW common shares to AWR for $28.0 million. SCW used the proceeds to pay down debt owed to AWR. In November 2004, the Board approved the issuance of 2 additional SCW common shares to AWR for $7.1 million.

     Note 4 - Earnings Per Share / Capital Stock (Continued):

     Registrant also issued 20,725 common shares which totaled approximately $494,000 for the three months ended September 30, 2004 under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (DRP) and 401(k) Plan. There were no shares issued under these Plans during the three months ended September 30, 2003. In addition, there were 70,391 and 21,317 common shares issued under these Plans which totaled approximately $1,699,000 and $504,000, respectively, for the nine months ended September 30, 2004 and 2003.

     During the three months ended September 30, 2004 and 2003, AWR paid quarterly dividends to shareholders, totaling approximately $3.4 million or $0.221 per share, respectively. During the nine months ended September 30, 2004 and 2003, AWR paid dividends to shareholders, totaling approximately $10.1 million or $0.663 per share, respectively.

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

     On May 20, 2003, the Board of Directors adopted the 2003 Non-Employee Directors Stock Plan (New Director’s Plan), subject to shareholder approval. The shareholders approved the New Director’s Plan at the May 2004 Annual Meeting. The New Director’s Plan provides the non-employee directors with supplemental stock-based compensation, encourages them to increase their stock ownership in AWR, and terminates the previous Non-Employee Directors Plan (“Former Plan”). Registrant maintained the Former Plan which provided for an annual cash retirement benefit to non-employee directors upon their retirement from service on the Board. Under the New Director’s Plan, participants in the Former Plan were given the opportunity to elect to receive stock units under the New Director’s Plan in lieu of their benefits under the Former Plan. All of the directors elected to participate in the New Director’s Plan. Directors will no longer be able to participate in the Former Plan which has ceased to exist.

     Pursuant to the New Director’s Plan, directors will be entitled to receive stock options and stock unit awards. As of September 30, 2004, approximately 12,000 stock options have been granted to the directors under the New Director’s Plan. The stock options were granted at fair value at the date of grant; therefore no compensation cost has been recognized for these options. The stock units are a non-voting unit of measurement which is deemed for bookkeeping and payment purposes to represent outstanding shares of AWR common shares. As of September 30, 2004, the directors have been credited with approximately 32,000 stock units. Stock units will be paid only in shares of AWR common stock on the date that the participant terminates service as a director. Upon adoption of the New Director’s Plan in May 2004, Registrant began recording the stock unit awards using variable plan accounting. For the three and nine months ended September 30, 2004, Registrant has recorded compensation expense totaling $16,000 and $794,000, respectively, under the New Director’s Plan with a corresponding amount to common shares in shareholders’ equity.

     Prior to the approval of the New Director’s Plan, Registrant had approximately $531,000 of benefits accrued under the Former Plan which was replaced by the New Director’s Plan in May 2004. The initial net impact on earnings of replacing the Former Plan and recording the New Director’s Plan was $247,750.

     Note 5 – Stock Incentive Plans (Continued):

     If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options and stock units under the 2000 Stock Incentive Plan and the New Director’s Plan, net income and earnings per share applicable to common shareholders would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except EPS)	2004	2003	2004	2003
Earnings available to common stockholders:
As reported	$8,018	$7,796	$15,874	$13,697
Add: Stock-based compensation expense included in reported net income, net of tax	10	—	471	—
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(98)	(88)	(726)	(265)

Pro forma	$7,930	$7,708	$15,619	$13,432
Basic earnings per share:
As reported	$0.52	$0.51	$1.04	$0.90
Pro forma	$0.52	$0.51	$1.02	$0.88
Diluted earnings per share:
As reported	$0.52	$0.51	$1.04	$0.90
Pro forma	$0.52	$0.51	$1.02	$0.88

     Note 6 – Employee Benefit Plans: The components of net periodic benefit costs for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and nine months ended September 30, 2004 and 2003 are as follows:

	For The Three Months Ended September 30,
			Other Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2004	2003	2004	2003	2004	2003
Components of net periodic benefits cost:
Service cost	$724	$545	$97	$87	$32	$10
Interest cost	936	800	146	139	31	11
Expected return on Plan assets	(834)	(679)	(63)	(52)	—	—
Amortization of transition obligation	—	—	105	105	—	—
Amortization of prior service cost	41	13	(50)	(50)	37	12
Amortization of actuarial loss	129	70	32	20	—	—

Net periodic pension cost	$996	$749	$267	$249	$100	$33

     Note 6 – Employee Benefit Plans (Continued):

	For The Nine Months Ended September 30,
			Other
			Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2004	2003	2004	2003	2004	2003
Components of net periodic benefits cost:
Service cost	$2,172	$1,635	$291	$261	$96	$30
Interest cost	2,808	2,400	438	417	93	33
Expected return on Plan assets	(2,502)	(2,037)	(189)	(156)	—	—
Amortization of transition of obligation	—	—	315	315	—	—
Amortization of prior service cost	123	39	(150)	(150)	111	36
Amortization of actuarial loss	387	210	96	60	—	—

Net periodic pension cost	$2,988	$2,247	$801	$747	$300	$99

     Registrant contributed approximately $3,315,000 and $900,000 to the pension and postretirement medical plans in May 2004, respectively. No additional contributions are expected to be made during the remainder of 2004. Registrant’s postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

     Note 7 - New Accounting Pronouncements:

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

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have any impact on Registrant’s financial position, results of operations or cash flows.

     In December 2003, the FASB issued SFAS No. 132 (Revised), “Employers’ Disclosures About Pensions and Other Postretirement Benefits – An Amendment of FASB Statements Nos. 87, 88, and 106 and a revision of FASB Statement No. 132”. This statement revises employers’ disclosures about pension plans and other postretirement benefits plans. It does not change the measurement or recognition of those plans. The new disclosures were generally effective for 2003 calendar year-end financial statements and for interim periods beginning first quarter of 2004. Registrant has included the new required disclosures in Note 6 above.

     Note 7 - New Accounting Pronouncements (Continued):

     On March 31, 2004, the FASB issued an Exposure Draft, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature (see Note 5). The proposed Statement would also require the tax benefit associated with these share based payments be classified as financing activities in the statement of cash flows rather than operating activities as currently permitted. While the final statement is subject to change, it is currently anticipated it will become effective for periods beginning after June 15, 2005 which would be the Company’s third fiscal quarter in 2005. The Company is in the process of evaluating this proposal.

     On September 10, 2004, the Emerging Issues Task Force, or EITF, issued EITF 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. The alternative views presented in this Issue Summary are for purposes of discussion by the EITF. Questions have arisen regarding how an enterprise should consider the aggregation criteria listed in paragraph 17 of SFAS No. 131 in applying the guidance in paragraph 19 to operating segments that do not meet the quantitative thresholds. Specifically, whether operating segments must always have similar economic characteristics and meet a majority of the remaining five aggregation criteria, items (a)-(e), listed in paragraph 17 or whether operating segments must meet a majority of all six aggregation criteria (that is, the five aggregation criteria, items (a)-(e), listed in paragraph 17 and similar economic characteristics). This EITF is not expected to change Registrant’s segment reporting information included in Note 9.

     On September 30, 2004, the Emerging Issues Task Force, or EITF, confirmed their tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and does require restatement of prior period earnings per unit amounts. The adoption of EITF 04-8 is not expected to have any impact on the Registrant’s financial position, results of operations or cash flows as the Registrant does not have any contingently convertible debt instruments.

     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and provides for a new income tax deduction related to U.S. production activities. Under the Act, qualified production activities include Registrant’s production of electricity and potable water. Given its recent enactment, Registrant is not yet able to determine what effect, if any, the Act will have on its financial position, results of operations or cash flows.

     Note 8 – Contingencies:

     Water Quality-Related Litigation:

     SCW was named as a defendant in twenty-two lawsuits that alleged that SCW and other water utilities, delivered unsafe water to their customers. Plaintiffs in these actions sought damages, including general, special, and punitive damages, according to proof at trial, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief. Nineteen of the lawsuits were coordinated in the Los Angeles Superior Court (the “Court”) and involved water served by SCW in the San Gabriel Valley and Pomona Valley areas of Los Angeles County in the southern portion of California; three of the lawsuits involved a customer service area located in Sacramento County in northern California.

     On August 4, 2004, SCW was ordered dismissed from all nineteen cases involving customer service areas located in the San Gabriel and Pomona Valleys of Los Angeles County. The order was issued by the Trial Judge presiding over these matters, and followed a lengthy legal proceeding dating back to April 1997 when the first of the cases was filed by over 140 customers in the San Gabriel Valley, alleging their water had caused personal injuries of varying types and degrees. The Court found SCW did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the Plaintiffs to prove otherwise. SCW has long asserted that it meets or exceeds the requirements to provide water within the standards established by the health authorities. On September 21, 2004, SCW received notice that several plaintiffs filed an appeal to the trial court’s order to dismiss SCW. SCW is unable to predict the outcome of this appeal.

     As for the three lawsuits in Sacramento County, one of the three Plaintiffs filed for dismissal in July 2004 and the case has subsequently been dismissed by the Court. On October 15, 2004, the remaining two claims were also ordered dismissed by the Court. The plaintiffs will have the opportunity to appeal. In November 2004, SCW received notice that an appeal was filed by the plaintiffs. SCW is unable to predict the outcome of this appeal.

     SCW is subject to self-insured retention provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. SCW’s various insurance carriers have, to date, provided reimbursement for costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights. In addition, the CPUC has issued certain decisions, which authorize SCW to establish a memorandum account to accumulate costs to comply with certain contamination remediation requirements for future recovery.

     Aerojet:

     On October 25, 1999, SCW sued Aerojet-General (“Aerojet”) for causing the contamination of eastern portions of the Sacramento County groundwater basin. On October 10, 2003, Registrant entered into a confidential Memorandum of Understanding (“MOU”) with Aerojet for the settlement of legal actions brought by SCW. The MOU set forth the financial terms and the structure of a settlement to cover, over time, capital and litigation related costs incurred by SCW resulting from the contamination. The MOU and the settlement embodied therein were found to be binding by the Sacramento Superior Court on January 18, 2004. On October 12, 2004, Registrant reached a final settlement with Aerojet based on the terms of the MOU.

     Note 8 – Contingencies (Continued):

     Under the terms of the settlement, Aerojet has paid SCW $8.7 million in the first quarter of 2004. Aerojet has also agreed to pay SCW an additional $8 million, plus interest, over a five year period beginning in December 2009. The $8.7 million payment and guaranteed future payments have been applied directly to reduce SCW’s costs of utility plant and purchased water by $16 million and $700,000, respectively. Prior to the MOU, Aerojet had reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply. Aerojet has also agreed to reimburse SCW $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals in a defined area in Eastern Sacramento County and the receipt of certain fees in connection with such development.

     Aerojet will also transfer its remediated groundwater to the Sacramento County Water Agency, which will provide treated water for distribution to SCW and other water purveyors affected by the contamination. SCW has entered into an agreement with Sacramento County Water Agency to receive water as outlined above. As a result of this arrangement and other mitigation measures, SCW will have a reliable water supply for its Rancho Cordova service area.

     Registrant and Aerojet have also signed three separate agreements requiring Aerojet to pay for certain transmission pipelines and upgrades to Registrant’s Coloma Treatment Plant as a contingency plan, should additional wells be impacted. The value of the three agreements approximates $6.8 million in capital improvements.

     In 2000, the CPUC authorized the establishment of a memorandum account into which SCW was allowed to record costs it incurred in prosecuting the contamination suits filed against the State and Aerojet. The CPUC also authorized SCW periodically to seek recovery of such recorded costs from ratepayers. In that regard, SCW sought interim cost recovery and was authorized to increase rates, effective April 28, 2001, in an amount sufficient over a six-year period to offset approximately $1.8 million in such legal and expert costs recorded in the memorandum account that had been incurred on or before August 31, 2000. As of September 30, 2004, approximately $15.7 million in legal and consulting related costs, including the unamortized portion of the $1.8 million, has been recorded as deferred charges and included in “Regulatory Assets” on the SCW balance sheets.

     In a proceeding currently pending at the CPUC, SCW has requested a twenty-year amortization of the remaining balance of the costs recorded in the memorandum account, net of any reimbursement amounts received from defendants, insurers and others. Given the expected timing for the issuance of a final decision in this proceeding (third quarter 2005), SCW is in the process of filing a motion seeking another interim amortization. In this motion, SCW proposes to amortize $6 million of the $15.7 million of the memorandum account balance over a 10 year period, and to increase rates accordingly, subject to refund. Management believes the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have accumulated in this memorandum account. Management will continue to monitor the rate making process for this matter and assess the probability of recovery of these costs on a quarterly basis. Furthermore, it is management’s intention to offset any settlement proceeds from Aerojet against the balance in the memorandum account at the time of receipt of the settlement payments.

     Note 8 – Contingencies (Continued):

     Other Water Quality Litigation:

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

     On August 29, 2003, the US Environmental Protection Agency issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which SCW’s two impacted wells draw water. SCW was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the Federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRP’s, SCW, the other two affected water purveyors and WQA. Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

     Condemnation of Properties:

     The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is in the public interest. In addition, however, the laws of the State of California also provide: (1) that the owner of the utility property may contest whether the condemnation is actually in the public interest; and (2) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken. Although the City of Claremont, California located in SCW’s Region III has not initiated the formal condemnation process pursuant to California law, the City hired a consultant to perform an appraisal of the value of Registrant’s water system serving that city. On April 27, 2004, the City Council voted 3 to 2 to make an offer to and enter into negotiations with SCW to acquire the Claremont water system. At its meeting on May 11, 2004, the Council re-voted on the matter with the vote changing to 4 to 1 in favor. The City’s appraisal consultant has valued the system at $40 million to $45 million. SCW’s estimate of system value is significantly greater. SCW has informed the City that the Claremont water system is not for sale and that it will vigorously defend against any action initiated by the City to take the system through an eminent domain proceeding. SCW is unable to predict the ultimate outcome of any such proceeding. As of September 30, 2004, the recorded net book value of the Claremont water system is approximately $32 million.

     Note 8 – Contingencies (Continued):

     Santa Maria Groundwater Basin Adjudication:

     In 1997, the Santa Maria Valley Water Conservation District (plaintiff) filed a lawsuit against multiple defendants, including SCW, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. After some procedural rulings by the superior court, the lawsuit is now a full basin adjudication involving all entities owning 10 acres or more within the Basin boundaries - approximately 1,400 defendants. The plaintiff’s stated objective in the adjudication lawsuit is to have the superior court impose and oversee the implementation of a Basin management plan that ensures the long term integrity and reliability of the Basin water resources. To protect its groundwater supply so that sufficient water production rights continue to be available to meet SCW’s customers’ needs in the Santa Maria customer service area, SCW has been vigorously defending its water rights in the adjudication lawsuit. As of September 30, 2004, SCW has incurred costs in defending its rights in the Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery. Management believes that, when the adjudication lawsuit is finally resolved, SCW will have secured its right to pump groundwater from the Basin and to continue to rely on the Basin as a source of supply for its customers’ needs. Management also believes that it is probable that the CPUC will grant full recovery in rates of all current and future expenditures associated with this lawsuit.

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

     Note 9 - Business Segments: AWR has three principal business units: regulated water and electric distribution units, through its SCW subsidiary, a regulated water service utility operation conducted through its CCWC unit, and a contract operations activity unit through the ASUS subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS and its subsidiary are located in the states of Arizona, California, New Mexico and Texas. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s water and electric operating segments, CCWC, and contract and other operations, consisting of ASUS and AWR corporate expenses. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to the Company.

	As Of And For The Three Months Ended September 30, 2004
	SCW		CCWC			Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$60,506	$6,208	$1,973	$298	($24)	$68,961
Operating income (loss) before income taxes	18,472	684	681	(1,479)		18,358
Interest expense, net	3,916	401	108	139		4,564
Identifiable assets	571,587	37,963	33,619	318		643,487
Depreciation and amortization expense	4,935	411	236	7		5,589
Capital additions	24,769	757	1,259	153		26,938

	As Of And For The Three Months Ended September 30, 2003
	SCW		CCWC			Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$55,777	$5,906	$1,818	$245	($21)	$63,725
Operating income (loss) before income taxes	16,989	(420)	548	(1,023)		16,094
Interest expense, net	3,923	350	121	117		4,511
Identifiable assets	521,327	32,901	30,045	99		584,372
Depreciation and amortization expense	4,317	392	230	5		4,944
Capital additions	9,395	6,235	815	4		16,449

	As Of And For The Nine Months Ended September 30, 2004
	SCW		CCWC			Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$149,864	$19,284	$4,982	$899	($73)	$174,956
Operating income (loss) before income taxes	42,744	691	915	(3,815)	—	40,535
Interest expense, net	11,468	1,173	351	320	—	13,312
Identifiable assets	571,587	37,963	33,619	318	—	643,487
Depreciation and amortization expense	13,990	1,129	706	15	—	15,840
Capital additions	51,698	3,095	2,502	236	—	57,531

     Note 9 - Business Segments (Continued):

	As Of And For The Nine Months Ended September 30, 2003
	SCW		CCWC			Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$138,636	$18,263	$4,632	$749	($62)	$162,218
Operating income (loss) before income taxes	35,990	456	1,031	(2,624)		34,853
Interest expense, net	11,785	1,050	363	417		13,615
Identifiable assets	521,327	32,901	30,045	99		584,372
Depreciation and amortization expense	12,965	1,175	690	6		14,836
Capital additions	24,360	7,614	1,893	37		33,904

*	Includes amounts from ASUS and AWR.

     Note 10 - Subsequent Event:

     ASUS is an active participant in bidding on contracts for the privatization of military bases. In June 2004, ASUS received notification that it had been awarded a 50-year contract to own, operate and maintain the water and wastewater systems at Fort Bliss, located near El Paso, Texas, through a wholly-owned subsidiary, Fort Bliss Water Services Company (“FBWS”). On October 1, 2004, ASUS commenced operation of the water and wastewater systems at Fort Bliss pursuant to the terms of the 50-year contract with the U.S. Government. As a result, title of the assets passed to FBWS effective October 1, 2004 with a purchase price of $95 million for the water and wastewater systems. Registrant is currently evaluating the accounting and it anticipates that the purchase price obligation of $95 million will be recorded as a liability offset with a direct financing lease receivable of the same amount, therefore, not impacting Registrant’s financial position.

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

     SCW served 251,435 water customers and 22,606 electric customers at September 30, 2004, or a total of 274,041 customers, compared with 272,009 total customers at September 30, 2003. SCW’s utility operations exhibit seasonal trends. Although SCW’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of SCW’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 87.4% and 88.5% of total water revenues for the three and nine months ended September 30, 2004, respectively, as compared to 86.4% and 88.9% for the three and nine months ended September 30, 2003, respectively.

     CCWC is an Arizona public utility company serving 12,485 customers as of September 30, 2004, compared with 12,067 customers at September 30, 2003. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (ACC) regulates CCWC.

     ASUS contracts, either directly or through wholly-owned subsidiaries, with various municipalities, the U.S. Government and private entities to provide water and wastewater services, including billing and meter reading, water marketing and the operation and maintenance of water and wastewater systems.

     ASUS has been pursuing opportunities to expand its contract operations. ASUS is also pursuing an opportunity to provide retail water services to a mutual water company that is located in Sacramento and Sutter counties in northern California and currently provides water service only to agricultural customers. ASUS expects commercial and residential development to take place in these areas beginning in 2005, with service to the first retail customers commencing in 2006. In August 2004, this mutual water company granted ASUS the exclusive right to market surface water rights that may arise under water rights and contracts owned or controlled by it, to third-parties

     ASUS is also an active participant in bidding on other contracts for the privatization of military bases. In June 2004, ASUS received notification that it had been awarded a 50-year contract to own, operate and maintain the water and wastewater systems at Fort Bliss, located near El Paso, Texas, through a wholly-owned subsidiary, Fort Bliss Water Services Company (“FBWS”). According to the agreement, the award of Fort Bliss is estimated to have a gross cash flow of more than $196 million over a 50-year period and is subject to periodic price re-determination adjustments and adjustments for changes in circumstances. FBWS furnishes all necessary labor, management, supervision, permits, equipment, supplies, materials, transportation and any other incidentals for the complete ownership, operation, maintenance, repair, upgrades and improvements to the utility system. On October 1, 2004, ASUS commenced operation of the water and wastewater systems at Fort Bliss pursuant to the terms of the 50-year contract with the U.S. Government. As a result, title of the assets passed to FBWS effective October 1, 2004 with a purchase price of $95 million for the water and wastewater systems. The Company is currently evaluating the accounting and it anticipates that the purchase price obligation of $95 million will be recorded as a liability offset with a direct financing lease receivable of the same amount, therefore, not impacting the Company’s financial position.

     ASUS is also a participant in bidding on other contracts for the privatization of military bases.

Consolidated Results of Operations–Three Months Ended September 30, 2004 and 2003 (table in thousands)

	3 MOS	3 MOS
	ENDED	ENDED	$	%
	9/30/2004	9/30/2003	CHANGE	CHANGE
OPERATING REVENUES
Water	$62,455	$57,574	$4,881	8.5%
Electric	6,208	5,906	302	5.1%
Other	298	245	53	21.6%

Total operating revenues	68,961	63,725	5,236	8.2%

OPERATING EXPENSES
Water purchased	15,339	13,740	1,599	11.6%
Power purchased for pumping	2,971	3,330	(359)	-10.8%
Power purchased for resale	3,107	3,382	(275)	-8.1%
Unrealized loss (gain) on purchased power contracts	224	420	(196)	-46.7%
Groundwater production assessment	2,120	2,089	31	1.5%
Supply cost balancing accounts	1,016	650	366	56.3%
Other operating expenses	4,818	4,805	13	0.3%
Administrative and general expenses	10,591	10,058	533	5.3%
Depreciation and amortization	5,589	4,944	645	13.0%
Maintenance	2,593	2,181	412	18.9%
Taxes on income	5,692	3,915	1,777	45.4%
Other taxes	2,235	2,032	203	10.0%

Total operating expenses	56,295	51,546	4,749	9.2%

Operating income	12,666	12,179	487	4.0%

OTHER INCOME — NET	(84)	128	(212)	-165.6%

INTEREST CHARGES	4,564	4,511	53	1.2%

NET INCOME	$8,018	$7,796	$222	2.8%

     Net income for the three months ended September 30, 2004 increased by 2.8% to $8.0 million, equivalent to $0.52 per common share on a basic and fully diluted basis, compared to $7.8 million or $0.51 per share on a basic and fully diluted basis for the three months ended September 30, 2003. Overall operating income increased by 4.0% due to various reasons discussed below, but primarily reflecting the recording of approximately $2.0 million related to additional revenues associated with the Region II rate increase approved by the CPUC in August 2004. The rate increases in SCW’s Region II customer service area are retroactive to February 14, 2004 pursuant to new legislation effective January 1, 2004. SCW was authorized and will soon file an advice letter to recover over a period of not less than one year, the difference between the interim rates authorized in February 2004, and the new rates authorized in the decision. This increase was partially offset by increases in water supply costs and other operating expenses further discussed below.

Operating Revenues

     For the three months ended September 30, 2004, revenues from water operations increased by 8.5% to $62.5 million, compared to $57.6 million for the three months ended September 30, 2003. Higher water revenues reflect an increase of approximately 2% in water consumption resulting from changes in weather conditions which increased revenues by approximately $1.2 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods. Additionally, although we continue to experience delayed implementation in rate increases, the CPUC in its March 16, 2004 decision did authorize an annualized increase of approximately $8.1 million in revenues for SCW’s Region III service area that was effective on March 22, 2004 and increased revenues in the 2004 third quarter by approximately $2 million. In addition, the Company recorded approximately $2.0 million in this quarter of additional revenues for the difference between the interim rates authorized in February 2004 and the new rates authorized in the CPUC’s decision in August 2004 on SCW’s Region II general rate case application, as discussed previously. This also contributed to the increase in water revenues between the two quarters.

     For the three months ended September 30, 2004, revenues from electric operations increased by 5.1% to $6.2 million compared to $5.9 million for the three months ended September 30, 2003. The increase reflects a 6.7% increase in kilowatt-hour consumption.

     Registrant relies upon rate approvals by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

     Other operating revenues consist of water related services and operations on a contract basis by AWR’s subsidiary, ASUS. For the three months ended September 30, 2004, other operating revenues increased by 21.6% to $298,000 compared to $245,000 for the three months ended September 30, 2003 due to the addition of new meter reading contracts.

Operating Expenses

     For the three months ended September 30, 2004, 48% of our supply mix was purchased water as compared to 46% purchased water for the three months ended September 30, 2003. Purchased water costs for the period increased by 11.6% to $15.3 million compared to $13.7 million for the three months ended September 30, 2003. The increase in purchased water volume resulted from: (i) higher water consumption discussed above, (ii) costs of approximately $525,000 incurred in connection with the trucking of water in SCW’s Wrightwood customer service area due to a continued decline in water levels and production capacity in SCW’s existing wells and the delay in completion of a new well which finally came on line in late August; and (iii) additional purchases of water to replace groundwater supply lost due to wells being removed from service. The wells were removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Metropolitan and Foothill districts. Together, the cost of purchased water in these districts increased by approximately $478,000.

     Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. Registrant has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. Registrant believes that its applications for supply-related costs accurately reflect the water supply situation as it is known at the time. However, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination or other loss of water supplies.

     For the three months ended September 30, 2004, the cost of power purchased for pumping decreased by 10.8% to $3.0 million compared to $3.3 million for the three months ended September 30, 2003 due to additional wells down for maintenance and water quality issues, which resulted in increased purchased water and less pumping volume.

     For the three months ended September 30, 2004, the cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 8.1% to $3.1 million compared to $3.4 million for the three months ended September 30, 2003. The decrease was due to higher power costs in the prior year of approximately $350,000 for energy needed at peak demand time.

     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s purchased power agreements with Pinnacle West Capital Corporation (PWCC), which qualify as derivative instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $224,000 pre-tax unrealized loss on purchased power contracts for the three months ended September 30, 2004 is due to a decrease in the current forward market prices during the 2004 third quarter. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, through 2008.

     For the three months ended September 30, 2004, groundwater production assessments increased by 1.5% to $2,120,000 compared to $2,089,000 for the three months ended September 30, 2003 due to increases in assessments levied against ground water production effective in July 2004. This increase was offset by a decrease in pumped water. The decrease in pumped water was due primarily to wells in the Metropolitan and Foothill districts being down for maintenance and water quality reasons, which resulted in increased purchased water and less pumping.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. An increase of $366,000 during the three months ended September 30, 2004 in the provision for supply cost balancing accounts as compared to the three months ended September 30, 2003 primarily reflects an increase of approximately $445,000 in collecting the $0.022 surcharge, based on higher kilowatt-hour consumption in our Bear Valley Electric division, related to the amortization of the electric supply cost balancing account. In addition, a net over-collection of $74,000 in the water memorandum supply cost accounts was recorded during the current period as a regulatory liability, with a corresponding charge booked to the provision for supply cost balancing account. On April 30, 2004, SCW filed advice letters for Regions I and II related to the memorandum supply cost accounts. As a result, in May 2004 SCW began recording the net over-collection as a regulatory liability.

     For the three months ended September 30, 2004, other operating expenses increased slightly by 0.3% to $4,818,000 compared to $4,805,000 for the three months ended September 30, 2003 due primarily to increases in labor costs.

     For the three months ended September 30, 2004, administrative and general expenses increased by 5.3% to $10.6 million compared to $10.1 million for the three months ended September 30, 2003 due primarily to: (i) an increase of $372,000 in legal and consulting services in connection with new business development, (ii) an increase of $247,000 in outside services related to Sarbanes-Oxley compliance requirements, and (iii) increases in pensions and benefits of approximately $96,000 due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs. These increases were offset by decreases in various miscellaneous expenses. Registrant believes that prudent administrative expenses incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates.

     Registrant plans through ASUS to continue with the analysis and preparation of bids for submission to the Department of Defense (“DOD”) pursuant to DOD’s initiative to privatize the water and wastewater assets and operations of military bases. The analysis and preparation of these bids is an extensive process and, as such, Registrant expects to incur approximately $2 million in legal and consulting expenses in 2004 for such efforts due to the volume of Requests for Proposals available from the DOD. For the nine months ended September 30, 2004, approximately $1.5 million has been incurred for such efforts of which approximately $794,000 was incurred during the third quarter.

     For the three months ended September 30, 2004, depreciation and amortization expense increased by 13.0% to $5.6 million compared to $4.9 million for the three months ended September 30, 2003 reflecting, among other things, the effects of recording approximately $35 million in utility plant during 2003, depreciation on which began in January 2004. In addition, Region II’s general rate case was approved in August 2004 by the CPUC, which increased the depreciation composite rates, retroactive to February 14, 2004 to match with the timing of revenue recovery. This resulted in an increase in depreciation expense of approximately $344,000 for the three months ended September 30, 2004. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

     For the three months ended September 30, 2004, maintenance expense increased by 18.9% to $2.6 million compared to $2.2 million for the three months ended September 30, 2003 due principally to increased maintenance on SCW’s wells and water supply sources and maintenance of water mains as well as acceleration of certain scheduled maintenance projects.

     For the three months ended September 30, 2004, taxes on operating income increased by 45.4% to $5.7 million compared to $3.9 million for the three months ended September 30, 2003 due, in part, to an increase in pre-tax operating income of 19.1%. In addition, the effective income tax rate (“ETR”) applicable to the third-quarter results of 2004 reflects an increase of approximately eight percentage points, from 33.8% to 41.3% (a 22.2% increase), compared to the ETR applicable to the third-quarter results of 2003. The increase is primarily a result of the ETR for the three months ended September 30, 2003 including the effect of a favorable adjustment, reflecting a “true-up” pertaining to the filing of the 2002 tax return in the third quarter of 2003. There is no such corresponding benefit in the third quarter of 2004.

     For the three months ended September 30, 2004, other taxes increased by 10.0% to $2.2 million compared to $2.0 million for the three months ended September 30, 2003 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the three months ended September 30, 2004, we incurred a net loss of $84,000 compared to $128,000 of net income for the three months ended September 30, 2003. The change in other income reflects a CPUC decision on March 16, 2004 that ordered SCW to refund to its customers, amounts of lease revenues received from the City of Folsom from 1994 through 2003. Pursuant to the order, the apportionment of any lease revenues that SCW may collect in the future will be determined by a later decision. Therefore, all amounts billed to the City of Folsom since January of this year are included in a regulatory liability account. During the three months ended September 30, 2003, approximately $269,000 was billed to the City of Folsom and recorded in other income. Amounts invoiced during the three months ended September 30, 2004 of approximately $286,000 were reported as a regulatory liability. The decrease was offset by decreases in taxes of approximately $75,000.

Interest Charges

     For the three months ended September 30, 2004, interest expense increased by 1.2% to $4.6 million compared to $4.5 million for the three months ended September 30, 2003 due primarily to an increase in short-term borrowings, offset by the effect of the repayment of $12.5 million of long-term debt in October of 2003

Consolidated Results of Operations – Nine Months Ended September 30, 2004 and 2003 (table in thousands)

	9 MOS	9 MOS
	ENDED	ENDED	$	%
	9/30/2004	9/30/2003	CHANGE	CHANGE
OPERATING REVENUES
Water	$154,773	$143,206	$11,567	8.1%
Electric	19,284	18,263	1,021	5.6%
Other	899	749	150	20.0%

Total operating revenues	174,956	162,218	12,738	7.9%

OPERATING EXPENSES
Water purchased	37,022	32,098	4,924	15.3%
Power purchased for pumping	7,103	7,696	(593)	-7.7%
Power purchased for resale	10,474	10,052	422	4.2%
Unrealized gain on purchased power contracts	(257)	(854)	597	-69.9%
Gain on sale of water rights	(5,675)	—	(5,675)	-100.0%
Groundwater production assessment	5,280	5,485	(205)	-3.7%
Supply cost balancing accounts	4,835	2,109	2,726	129.3%
Other operating expenses	14,538	13,931	607	4.4%
Administrative and general expenses	31,167	29,472	1,695	5.8%
Depreciation and amortization	15,839	14,836	1,003	6.8%
Maintenance	7,529	6,430	1,099	17.1%
Taxes on income	11,720	7,700	4,020	52.2%
Other taxes	6,566	6,110	456	7.5%

Total operating expenses	146,141	135,065	11,076	8.2%

Operating income	28,815	27,153	1,662	6.1%

OTHER INCOME - - NET	371	159	212	133.3%

INTEREST CHARGES	13,312	13,615	(303)	-2.2%

NET INCOME	$15,874	$13,697	$2,177	15.9%

     Net income for the nine months ended September 30, 2004 increased by 15.9% to $15.9 million, equivalent to $1.04 per common share on a basic and fully diluted basis, respectively, compared to $13.7 million or $0.90 per share for the nine months ended September 30, 2003. The increase in recorded results reflects increased rates in SCW’s Region III’s customer service area effective March 22, 2004, offset by an increase in supply costs due to more purchased water in SCW’s resource mix. Furthermore, changes in weather conditions experienced this year as compared to the same time last year resulted in an increase in water demand. Additionally, as discussed in the quarterly results earlier, SCW recorded approximately $2.0 million related to additional revenues associated with the Region II rate increase approved by the CPUC in August 2004.

     And finally, there was a favorable decision issued by the CPUC on July 8, 2004 that resulted in a $5.2 million net pre-tax increase in operating income. SCW received $5.7 million in May of 2004 from the City of Santa Monica (“City”) pursuant to a settlement agreement in which SCW sold its water rights in the Charnock Groundwater Basin (“Basin”) to the City and assigned to the City its rights against all potentially responsible parties who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure in the Basin. The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision. SCW recorded the impairment loss on assets removed from rate-base in “other operating expenses”.

Operating Revenues

     For the nine months ended September 30, 2004, revenues from water operations increased by 8.1% to $154.8 million, compared to $143.2 million for the nine months ended September 30, 2003. Higher water revenues reflect an increase of 4.5% in water consumption resulting from changes in weather conditions which contributed to an increase in revenues of approximately $4.2 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods. Additionally, although we continue to experience delayed implementation in rate increases, the CPUC in its March 16, 2004 decision did authorize an annualized increase of approximately $8.1 million in revenues for SCW’s Region III service area that was effective on March 22, 2004 and increased revenues by approximately $4.1 million. In addition, the Company recorded approximately $2.0 million related to additional revenues associated with the Region II rate increase approved by the CPUC in August 2004, as discussed previously. This also contributed to the increase in water revenues between the two periods.

     For the nine months ended September 30, 2004, revenues from electric operations increased by 5.6% to $19.3 million compared to $18.3 million for the nine months ended September 30, 2003. The increase reflects an increase of 4% in kilowatt-hour consumption and an increase in “on-peak” consumption which resulted in higher “on-peak” demand charges for industrial customers.

     For the nine months ended September 30, 2004, other operating revenues increased by 20.0% to $899,000 compared to $749,000 for the nine months ended September 30, 2003 due to the addition of various new meter reading contracts.

     Registrant relies upon rate approval by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

Operating Expenses

     For the nine months ended September 30, 2004, 46% of the company’s supply mix was purchased water as compared to 43% purchased water for the nine months ended September 30, 2003. Purchased water costs increased by 15.3% to $37.0 million compared to $32.1 million for the nine months ended September 30, 2003. The increase is due primarily to increases in water consumption and additional purchases of water to replace groundwater supply lost due to wells being removed from service. The wells were removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Metropolitan and Foothill districts. Together, the cost of purchased water in these districts increased by approximately $3.8 million. In addition, approximately $525,000 was incurred in 2004 in connection with the trucking of water in SCW’s Wrightwood customer service area due to a continued decline in water levels and production capacity in SCW’s existing wells and the delay in completion of a new well which finally came on-line in late August. As of the end of August 2004, SCW stopped hauling water and there should not be any further need to do so this year.

     Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. Registrant has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. Registrant believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. However, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

     For the nine months ended September 30, 2004, the cost of power purchased for pumping decreased by 7.7% to $7.1 million compared to $7.7 million for the nine months ended September 30, 2003 due to additional wells down for maintenance and water quality issues which resulted in increased purchased water and less pumping, the effects of which were partially offset by higher consumption.

     For the nine months ended September 30, 2004, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division increased by 4.2% to $10.5 million compared to $10.1 million for the nine months ended September 30, 2003. The increase was due primarily to the reversal in 2004 of a $644,000 gain generated from a one-time sale of energy on the spot market in April 2001. The gain, which was previously recorded in April 2001 to the supply cost balancing account, was ordered by the Federal Energy Regulatory Commission (“FERC”) in March 2004 to be refunded, plus interest, to Mirant Americas Energy Marketing, Inc. (Mirant Marketing). This refund increased the cost of power purchased for resale during the nine months ended September 30, 2004, with a corresponding decrease in the supply cost balancing account included in the statement of income. There was no net impact on earnings. The sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements. This increase was offset by $148,000 of decreased purchased power for resale resulting from certain refunds and credits.

     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s purchased power agreements with Pinnacle West Capital Corporation (PWCC), which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $257,000 pre-tax unrealized gain on purchased power contracts for the nine months ended September 30, 2004 is due to an increase in the current forward market prices since December 31, 2003. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, through 2008.

     For the nine months ended September 30, 2004, Registrant recorded a $5.7 million gain on the sale of water rights reflecting a favorable CPUC decision on July 8, 2004. As discussed previously, the $5.7 million represents settlement proceeds received in May 2004 from the City of Santa Monica relating to the sale and the assignment of rights regarding the Charnock Groundwater Basin.

     For the nine months ended September 30, 2004, groundwater production assessments decreased by 3.7% to $5.3 million compared to $5.5 million for the nine months ended September 30, 2003. This decrease is due to a reduction in pumped water costs, offset by increases in assessment rates levied against groundwater production, effective July 2003 and 2004. The decrease in pumped water costs was due primarily to wells in the Metropolitan and Foothill districts being down for maintenance and water quality reasons. This resulted in increased purchased water and less pumping. In addition, SCW received $727,700 for leasing excess water rights during the nine months ended September 30, 2004 which was recorded as a reduction to groundwater production assessments.

     An increase of $2.7 million during the nine months ended September 30, 2004 in the provision for supply cost balancing accounts as compared to the nine months ended September 30, 2003 primarily reflects the recording of $2.3 million net over-collection in the water memorandum supply cost accounts as a regulatory liability, with a corresponding charge booked to the provision for supply cost balancing account. On April 30, 2004, SCW filed advice letters for Regions I and II related to the memorandum supply cost accounts. As a result, in May 2004, SCW recorded the net over-collection as a regulatory liability. In addition, there were other increases related to: (i) an increase of approximately $404,000 related to the amortization of the pre-November 29, 2001 water supply balancing accounts authorized by the CPUC on June 19, 2003; (ii) an increase in the write-off of approximately $145,000 for a portion of the actual weighted average cost for purchased power exceeding $77 per MWh, pursuant to a CPUC order issued in 2002, and (iii) approximately $148,000 of decreased purchased power for resale resulting from certain refunds and credits. These increases were offset by the $644,000 refund to Mirant Marketing previously discussed in cost of power purchased for resale.

     For the nine months ended September 30, 2004, other operating expenses increased by 4.4% to $14.5 million compared to $13.9 million for the nine months ended September 2003 due primarily to the impairment loss totaling $482,000 recorded in June of 2004 related to the Charnock Groundwater Basin assets being removed from rate-base pursuant to the CPUC order on July 8, 2004, and higher labor, chemicals and water treatment costs which increased by approximately $215,000.

     For the nine months ended September 30, 2004, administrative and general expenses increased by 5.8% to $31.2 million compared to $29.5 million for the nine months ended September 30, 2003 due primarily to: (i) approximately $950,000 increase in outside legal and consulting services incurred in connection with new business development, most specifically in the area of privatization of water and wastewater systems at military bases, (ii) approximately $481,000 increase in outside services related to Sarbanes-Oxley compliance requirements, and (iii) approximately $1.1 million increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs. These increases were offset by decreases in various miscellaneous expenses. Registrant believes that prudent administrative expenses incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates.

     For the nine months ended September 30, 2004, depreciation and amortization expense increased by 6.8% to $15.8 million compared to $14.8 million for the nine months ended September 30, 2003 reflecting, among other things, the effects of recording approximately $35 million in utility plant during 2003, depreciation on which began in January 2004. In addition, Region II’s general rate case was approved in August 2004 by the CPUC, which increased the depreciation composite rates and became retroactive to February 14, 2004 to match the timing of revenue recovery. This resulted in an increase in depreciation expense of approximately $344,000 for the nine months ended September 30, 2004. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

     For the nine months ended September 30, 2004, maintenance expense increased by 17.1% to $7.5 million compared to $6.4 million for the nine months ended September 30, 2003 due principally to increased maintenance on SCW’s wells and water supply sources and maintenance of water mains as well as acceleration of certain scheduled maintenance projects.

     For the nine months ended September 30, 2004, taxes on operating income increased by 52.2% to $11.7 million compared to $7.7 million for the nine months ended September 30, 2003 due, in part, to an increase in pre-tax operating income of 28.2%. In addition, the ETR applicable to the nine months ended September 30, 2004 reflects an increase of approximately seven percentage points, from 36.3% to 43.1% (an 18.7% increase), compared to the ETR applicable to the nine months ended September 30, 2003. This is mostly as a result of the ETR for the nine months ended September 30, 2003 including the effect of a favorable adjustment, as previously discussed in the quarterly results, for which there is no such corresponding benefit during the nine months ended September 30, 2004. Additionally, there was a net positive increase in differences (principally related to compensatory, bad-debt, and deferred-rate-case expenses) between book and taxable income that are treated as flow-through items. Positive flow-through differences increase tax expense in one year, with an offsetting decrease in tax expense occurring in another year.

     For the nine months ended September 30, 2004, other taxes increased by 7.5% to $6.6 million compared to $6.1 million for the nine months ended September 30, 2003 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the nine months ended September 30, 2004, other net income increased to $371,000 as compared to $159,000 for the nine months ended September 30, 2003. This was largely due to a reduction in SCW’s estimate of customer refunds associated with lease revenues from the City of Folsom, offset by recording the revenues from leasing water rights to the City of Folsom in a regulatory liability account since January this year, as compared to recording the revenues to other income during the nine months ended September 2003, as more fully discussed in the results of operations for the three months ended September 30, 2004.

Interest Charges

     For the nine months ended September 30, 2004, interest expense decreased by 2.2% to $13.3 million compared to $13.6 million for the nine months ended September 30, 2003 due primarily to repayment of $12.5 million of long-term debt in October of 2003 and recovery of carrying costs on the costs incurred in the water quality Order Instituting Investigation matter authorized by the CPUC in March 2004, partially offset by increases in short-term borrowings.

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

Liquidity and Capital Resources

     AWR

     AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW. On September 22, 2004, AWR issued 1,400,000 shares in a registered public offering and received proceeds of $33.6 million, net of underwriter fees and other issuance costs of $1.8 million. In October 2004, AWR issued an additional 50,000 shares, and received proceeds of $1,212,500, net of underwriter fees and other issuance costs of $50,500 in connection with a partial exercise of the over-allotment option by the underwriters. The total net proceeds from these sales were infused into SCW as equity and utilized to pay down SCW’s inter-company short-term loan amount, which was borrowed to temporarily fund its capital needs from the $75 million credit facility at the parent level. AWR used the repayment funds from SCW to pay down the credit facility.

     Net cash provided by operating activities was $48.1 million for the nine months ended September 30, 2004 as compared to $33.4 million for the nine months ended September 30, 2003. The increase of $14.7 million was primarily attributable to the receipt of $8.7 million from Aerojet in connection with the Memorandum of Understanding (MOU) which accounted for the change in other accounts receivable and $5.7 million of settlement proceeds from the City of Santa Monica received in May 2004. (For more information about the Aerojet MOU, see the section entitled “Environmental Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

     Net cash used in investing activities was $57.5 million for the nine months ended September 30, 2004 as compared to $33.9 million for the nine months ended September 30, 2003 due to higher capital expenditures consistent with budgeted increases.

     Net cash provided by financing activities was $3.3 million for the nine months ended September 30, 2004 as compared to net cash used in financing activities of $6.5 million for the nine months ended September 30, 2003. The change was due primarily to approximately $35 million of proceeds received from the issuance of common shares which was then used to pay down $28 million of short-term borrowings during the nine months ended September 30, 2004.

     In June 2002, AWR established a $75 million revolving credit facility, which matures in June 2005. Up to $15 million of this facility may be used for letters of credit. As of September 30, 2004, an aggregate of $28 million in cash borrowing included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility.

     Registrant anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, potential general market interest rate increases and the April, 2004 downgrade of AWR’s credit rating by Standard & Poor’s Ratings Service (S&P) from A+ to A- with a negative outlook. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency. Registrant believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

  SCW

     In September 2004, the Board of Directors approved the issuance of 10 additional SCW common shares to AWR for $28.0 million. SCW used the proceeds to pay down its borrowings from AWR. In November 2004, the Board approved the issuance of an additional 2 shares to AWR for $7.1 million.

     Net cash provided by operating activities was $50.6 million for the nine months ended September 30, 2004 as compared to $35.2 million for the nine months ended September 30, 2003. The increase of $15.4 million in cash provided by operations was primarily attributable to the receipt of $8.7 million from Aerojet in connection with the MOU and $5.7 million of settlement proceeds from the City of Santa Monica.

     Net cash used in investing activities increased to $54.8 million for the nine months ended September 30, 2004 as compared to $32.0 million for the same period of 2003 due to increased capital expenditures consistent with budgeted increases.

     Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2004 as compared to $7.9 million for the nine months ended September 30, 2003, reflecting primarily $28 million received by SCW from the issuance of common shares to AWR, offset by the repayment of $24.5 million of inter-company short-term borrowings in 2004.

     SCW funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting SCW’s ability to recover these supply costs, and timing of rate relief. For further information, see the sections entitled “Risk Factors” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     SCW also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. SCW has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of September 30, 2004, $50 million remained for issuance under this Registration Statement.

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

     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of September 30, 2004. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3Years	4-5 Years	After 5 Years
Notes/Debentures(2)	$173,100	—	—	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	18,816	76	163	189	18,388
Other Debt Instruments(5)	2,114	183	430	459	1,042
Advances for Construction(6)	79,956	3,559	7,417	3,935	65,045
Purchased Power Contracts(7)	51,267	11,973	23,947	15,347	—
Unconditional purchase obligations(8)	36,456	36,456	—	—	—
Operating leases(9)	4,652	1,833	2,228	590	1
Employer contributions(10)	15,122	4,935	10,187	—	—
Other Commitments(11)	33,192	—	—	—	—
Chaparral City Water Co.(12)	8,048	560	781	580	6,127

TOTAL	$450,723	$59,575	$45,153	$21,100	$291,703

(1)	Excludes interest, dividends, commitment, and facility fees.

(2)	The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material, or cross default provisions.

(3)	The private placement notes were issued pursuant to the terms of Note Agreements with substantially similar terms. The Note Agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the Note Agreements, SCW must maintain a minimum interest coverage ratio of two times interest expense. SCW does not currently have any outstanding mortgages or other encumbrances on its properties.

(4)	Consists of obligations under a loan agreement supporting $7.9 million in outstanding debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.9 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project (SWP). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, SCW has entered into agreements with various developers for 422 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5)	Consists of $1.3 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.5 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.3 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)	Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installation for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods.

(7)	Consists of the remaining balance of the purchased power contracts from November 2002 to December 2008.

(8)	Consists of noncancelable commitments primarily for capital projects under signed contracts.

(9)	Reflects Registrant’s future minimum payments under non-cancelable operating leases.

(10)	Consists of Registrant’s expected contributions (all by employer) for its pension and postretirement plans. These amounts are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan). Registrant has included as an obligation the estimated minimum required contributions to its pension plan computed by its actuary. These amounts are subject to change based on the significant impact that returns on plan assets and changes in discount rates might have on such amounts.

(11)	Other commitments consist of (i) $75 million syndicated revolving credit facility, expiring in June 2005 of which $28.0 million is outstanding as of September 30, 2004, (ii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iii) an irrevocable letter of credit in the amount of $600,000 that expired on October 2004 for the deductible in Registrant’s business automobile insurance policy which has been renewed for $700,000 and expires in June 2005, (iv) an irrevocable letter of credit that expires March 31, 2005 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power; the amount of the credit is $585,000, (v) outstanding performance bonds of $11,200 to secure performance under franchise agreements with governmental agencies, and (vi) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+.

(12)	Consists of $7.6 million of outstanding obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $0.6 million outstanding repayment obligation to the United States Bureau of Reclamation (Bureau). The loan agreement contains provisions that establish a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions.

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

Bear Valley Electric Service of SCW

     As of September 30, 2004, SCW had accrued $22.5 million in under-collected power costs, mostly incurred during the energy crisis in late 2000 and 2001 in connection with providing service to its Bear Valley Electric customers. SCW is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year through August, 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual costs for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed, unless the CPUC approves adjustments.

     Power Supply Arrangements at SCW’s Bear Valley Electric Service Area

     Most of the electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. Beginning April 1, 2001, SCW entered into a five-year and nine-month, block forward purchase contract with Mirant Marketing for 15 MWs of electric energy at a price of $95 per MWh through December 31, 2006. Mirant Marketing filed a complaint with the FERC seeking to be refunded all or a portion of the gain, $644,000, from Registrant’s sale of excess energy on the spot market in 2001 resulting from a one-month overlap of energy purchase agreements. In March 2004, the FERC issued an order requiring SCW to refund the $644,000, plus interest, to Mirant Marketing. This refund increased the cost of power purchased for resale during the nine months ended September 30, 2004, with an increase in the under-collection of the supply cost balancing account. There was no net impact on earnings. On November 1, 2004, the FERC issued another order, granting a request for clarification filed by the Western Systems Power Pool (“WSPP”) and supported by SCW in the complaint proceeding filed by Mirant in connection with the April 2001 sale. The order agrees with WSPP and SCW that the WSPP agreement allowed SCW to collect the WSPP agreement’s cost-based adder in addition to the SCW’s incremental cost of selling to Mirant. In the FERC’s original order, SCW was denied its request to charge the cost based adder. In the November 1, 2004 order, the FERC reversed this denial and stated that it denied SCW’s application of the adder to the Mirant sale premised solely on the view that the adder applied only in the case of owned resources. The result of this new sorder is to allow SCW to charge a $21.11 per MWh adder on top of the $95.00 per MWh. The amount of this adder results in a reduction in the amount refunded to Mirant in March 2004 by approximately $253,000 inclusive of interest. SCW will apply any payments received by Mirant as a reduction to SCW’s unrecovered purchased power costs in its electric supply cost balancing account, with a corresponding decrease in the cost of power purchased for resale, thus resulting in no net impact on earnings.

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

     The average minimum monthly load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, SCW buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased, including the transactions in the spot market, was approximately $77.95 and $79.65 per MWh, respectively, for the three and nine months ended September 30, 2004 as compared to $76.40 and $78.30 per MWh for the same periods of 2003. SCW’s average energy costs are impacted by pricing fluctuations on the spot market.

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

     In March 2004, SCW and Edison agreed to settle this suit. Under the terms of the settlement agreement, SCW is to pay a $5 million project abandonment fee to Edison. Edison then filed an application to the FERC for approval of the entire $5 million settlement payment as abandoned project cost to be included in Edison’s wholesale rate charged to SCW. In addition, Edison is to sell the Goldhill substation and associated transmission line to SCW at it book value. SCW made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004. SCW has also agreed to pay Edison an additional $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. In August 2004, the FERC approved Edison’s application and SCW recorded the $1.4 million payment in the supply cost balancing account. This amount was previously recorded as a regulatory asset pending FERC approval of Edison’s application. In addition, monthly payments totaling $76,274 made to Edison during the period are also included in the electric supply cost balancing account.

  New Generation Facility

     As a means of meeting the increasing demands for energy and limiting SCW’s exposure to changes in spot market prices, SCW has constructed a natural gas-fueled 8.4 MW generation facility. A Certificate of Public Convenience and Necessity filed with the CPUC seeking authorization for construction of the generation facility was approved on July 10, 2003. The generator went on line during the third quarter of 2004. SCW filed for increased rates in the third quarter of 2004, using a special filing called a “Major Additions Adjustment Clause” or “MAAC” filing that should result in 100% of the revenue requirement related to this facility being included in rates. We anticipate the new rates will be in effect in the first quarter of 2005. See the section entitled “Regulatory Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details.

Construction Program

     SCW maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW’s Board of Directors has approved anticipated net capital expenditures of approximately $61.7 million for 2004 principally reflecting water supply related projects such as drilling and equipping of new wells, building a new reservoir, and distribution and street improvement projects. As of September 30, 2004, SCW has unconditional purchase obligations for capital projects of approximately $36.5 million. In addition, SCW’s Board of Directors also approved the 2005 net capital budget of approximately $57.8 million primarily for upgrades to its water supply and distribution facilities.

     CCWC’s Board of Directors has approved a net capital budget of $3.1 million for 2004 primarily for a new treatment plant addition and distribution improvements to its Golden Eagle Plant. In addition, CCWC’s Board of Directors also approved the 2005 net capital budget of approximately $1.4 million.

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

     Neither AWR nor ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between SCW and its affiliates. The ACC also regulates certain transactions between CCWC and its affiliates. Fort Bliss Water Services Company (“FBWS”), a wholly owned subsidiary of ASUS, formed to own, operate and maintain the water and wastewater systems at Fort Bliss will be regulated by the Texas Commission on Environmental Quality (“TCEQ”). However, the amounts charged by FBWS for water and wastewater services at U.S. Army Fort Bliss will be based upon the terms of the 50-year contract between FBWS and the United States of America, rather than rates set by the TCEQ. Under the terms of this agreement, FBWS has agreed to own, operate and maintain the water and wastewater systems at Fort Bliss for a net fixed price of $328,352 a month for a period of two years. Prices will be redetermined at the end of the two period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.

     Changes in Rates

     On August 20, 2004, the CPUC approved rate increases for SCW’s Regions I and II. The rate increases in three customer service areas of SCW’s Region I are anticipated to generate annual revenues in 2004 of $382,100 and is retroactive to January 1, 2004. The rate increases in SCW’s Region II customer service area are anticipated to provide for increased annual revenues of $5.2 million in 2004 including the interim rates received earlier this year, and additional increases of $5.4 million and $5.2 million in 2005 and 2006, respectively. The rate increases for 2005 and 2006 are subject to an earnings test. Furthermore, due to delays in the CPUC’s review and processing of the Region I and Region II General Rate Case applications, SCW was permitted to charge interim rates that were effective on January 1, 2004 for Region I and February 14, 2004 for Region II, subject to refund. The decision authorized new rates for 2004 that will be retroactive to January 1, 2004 and February 14, 2004, respectively, for Region I and Region II. Pursuant to the decisions, SCW was authorized to file advice letters to recover over a period of not less than one year, the difference between the interim rates authorized in early 2004, and the new rates authorized in the decision. As a result of this decision, approximately $2.2 million has been recorded as a regulatory asset with a corresponding increase to revenues during the third quarter of 2004. The collection of retroactive revenues as recorded will be recovered through surcharges, together with the 2004 revenue requirement authorized by the CPUC in the GRC decisions.

     On March 16, 2004, the CPUC issued a decision on the application filed to increase water rates in the customer service areas that comprise Region III, as well as the concurrent application requesting a rate increase applicable to SCW’s entire customer base to recover costs associated with the general office functions of SCW. The decision approved: (i) new water rates for Region III that are expected to generate an initial annual increase in revenues of approximately $8.1 million, (ii) a special condition surcharge in rates to amortize the water quality Order Instituting Investigation (OII) memorandum account balance, and (iii) a memorandum account to accumulate costs to comply with certain contamination remediation requirements.

     On January 16, 2003, the CPUC approved rate increases estimated to generate approximately $2.7 million annually, effective January 22, 2003, in SCW’s Metropolitan district to recover costs associated with an increase in Region II rate base due to SCW’s 2002 infrastructure replacement program and, increases in operating expenses. On January 31, 2003, the CPUC also approved SCW’s Advice Letter filed for the 2003 infrastructure replacement program with rate increases expected to generate approximately $3.5 million annually effective February 4, 2003.

     In 1994, SCW entered a contract to lease, to the City of Folsom, 5,000 acre-feet per year of water rights to the American River. In the decision issued on March 16, 2004 the CPUC determined that SCW failed to seek the CPUC’s approval to effectuate the lease. As a result, SCW was required to pay a net fine of $180,000 to the CPUC, and to refund 70 percent of the total amount of lease revenues since 1994, plus interest, to customers. Pursuant to the order, SCW recorded $6.2 million as a regulatory liability with a corresponding charge against income (less taxes) during the fourth quarter of 2003. During the three months ended June 30, 2004, there was a change in SCW’s estimate of customer refunds, recorded as a regulatory liability, associated with lease revenues from the City of Folsom based on the final refund amount of $5.2 million approved by the CPUC. Pursuant to the order, the apportionment of any lease revenues that SCW may collect in the future will be determined by a later decision. Therefore, beginning in the first quarter of 2004, all amounts billed to the City of Folsom are included in a regulatory liability account until all uncertainties about this matter are resolved with the CPUC. For the three and nine months ended September 30, 2004, SCW recorded an additional $286,000 and $825,000, respectively, in the regulatory liability account. Management continues to disagree with the CPUC’s decision on this issue and has appealed the decision. The CPUC has denied the Company’s request for an appeal. The Company has subsequently filed with the Supreme Court of California to hear the matter.

     Under the terms of a settlement agreement between SCW and the City of Santa Monica, SCW sold its water rights in the Charnock Groundwater Basin (“Basin”) to the City and assigned to the City its rights against all potentially responsible parties who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure in the basin. In a decision approved by the CPUC on July 8, 2004, SCW was directed to (i) track the net settlement proceeds in an interest-bearing memorandum account to fund capital for infrastructure improvements in eight years, (ii) maintain records of all memorandum account activity, (iii) obtain the CPUC’s approval to include those capital costs in rate base as the improvements become necessary and useful, (iv) remove relevant assets from rate base, and (v) refund to ratepayers the net proceeds received from PRPs, for which $3.5 million was recorded as a liability in December 2003. In May 2004, SCW received the full settlement payment of $5.7 million from the City.

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

     As of September 30, 2004, SCW had accrued approximately $22.5 million in under-collected purchased power costs included in its Bear Valley Electric balancing account. A 2.2¢ per kilowatt hour surcharge, authorized by the CPUC in 2001, is in place for recovery of its under-collection in the electric balancing account.

     On July 17, 2002, the CPUC also approved $77 per MWh of purchased power costs through rates. SCW is allowed to include its actual purchased power costs up to an average annual weighted cost of $77 per MWh each year, through August 2011, in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential would offset amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW is not able to include these amounts in its balancing account and such amounts are expensed. For the three and nine months ended September 30, 2004, SCW has expensed $65,000 and $290,000, respectively, for costs over $77 per MWh. See the section entitled “Bear Valley Electric Service of SCW” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Pending Rate Changes

     On July 10, 2003, the CPUC approved the Certificate of Public Convenience and Necessity (CPCN) for construction of an 8.4 MW natural gas-fueled generation facility on a portion of its property in the City of Big Bear Lake. The capital cost of the generating facility was approximately $13 million. The CPUC’s order authorized construction and enables SCW to file a rate application to generate an estimated annual revenue increase of about $2.4 million. SCW filed for increased rates in the third quarter of 2004, using a special filing called a “Major Additions Adjustment Clause” or “MAAC” filing that should result in 100% of the revenue requirement related to this facility being included in rates. We anticipate the new rates will be in effect in the first quarter of 2005.

     SCW and the Office of Ratepayers Advocates have mutually agreed to a rate adjustment plan for Region I for 2005 to 2007. If finalized, the new rates are expected to generate an additional $2.7 million in annual revenues for 2005.

     In 2000, the CPUC authorized the establishment of a memorandum account into which SCW was allowed to record costs it incurred in prosecuting the contamination suits filed against the State and Aerojet. The CPUC also authorized SCW periodically to seek recovery of such recorded costs from ratepayers. In that regard, SCW sought interim cost recovery and was authorized to increase rates, effective April 28, 2001, in an amount sufficient over a six-year period to offset approximately $1.8 million in such legal and expert costs recorded in the memorandum account that had been incurred on or before August 31, 2000. As of September 30, 2004, approximately $15.7 million in legal and consulting related costs, including the unamortized portion of the $1.8 million, has been recorded as deferred charges and included in “Regulatory Assets” on the SCW balance sheets.

     In a proceeding currently pending at the CPUC, SCW has requested a twenty-year amortization of the remaining balance of the costs recorded in the memorandum account, net of any reimbursement amounts received from defendants, insurers and others. Given the expected timing for the issuance of a final decision in this proceeding (third quarter 2005), SCW is in the process of filing a motion seeking another interim amortization. In this motion, SCW proposes to amortize $6 million of the $15.7 million of the memorandum account balance over a 10 year period, and to increase rates accordingly, subject to refund. Management believes the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have accumulated in this memorandum account. Management will continue to monitor the rate making process for this matter and assess the probability of recovery of these costs on a quarterly basis. Furthermore, it is management’s intention to offset any settlement proceeds from Aerojet against the balance in the memorandum account at the time of receipt of the settlement payments.

     On November 2, 2004, SCW filed advice letters with the CPUC for step increases for Region II in an amount of approximately $2.8 million and attrition increases of approximately $2.4 million for Region III. New rates are expected to be in effect in the first quarter of 2005.

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

     Pursuant to a resolution issued by the CPUC on December 17, 2002, SCW filed advice letters on March 17, 2003 requesting recovery of $2.3 million of under-collections remaining in the balancing accounts for water supply costs incurred prior to November 29, 2001. On June 19, 2003, the CPUC authorized increases in rates in total of $2.1 million, effective June 24, 2003, for SCW to recover the pre-November 29, 2001 balances.

     In a decision issued on June 19, 2003, the CPUC concluded that (i) if a utility is within its rate case cycle and does not earn over its authorized rate of return, the utility is permitted to recover its costs in the memorandum supply cost account subject to reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns over the authorized return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate of return; and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually. On April 30, 2004, SCW filed advice letters for Regions I and II for the period from November 29, 2001 to December 31, 2003 with respect to an approximately $1.4 million net over-collection. This over-collection has been recorded as a regulatory liability at September 30, 2004.

     An additional $900,000 of net over-collection has also been recorded as a regulatory liability at September 30, 2004. This regulatory liability was generated during the nine months ended September 30, 2004. Pursuant to a resolution received recently from the CPUC, SCW will soon file an advice letter for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2003. Region III had an under-collection balance of $6.1 million and $5.2 million at September 30, 2004 and December 31, 2003, respectively, which are subject to earnings tests. A regulatory asset with respect to this under-collection will not be recorded until receipt of a CPUC decision authorizing the under-collection.

     CCWC filed its rate case with the ACC in August 2004. CCWC is expecting the new rates will be approved and effective in early 2006. The new rates are expected to increase CCWC’s revenue requirement by approximately 29%.

Environmental Matters

     1996 Amendments to Federal Safe Drinking Water Act

     The U.S. Environmental Protection Agency (EPA) may only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The EPA has authority to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. The Department of Health Services (“DOHS”), acting on behalf of the EPA, administers the EPA’s program in California. The Arizona Department of Environmental Quality (ADEQ) administers EPA’s program in Arizona. The TCEQ administers the EPA’s program in Texas.

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

     SCW and CCWC currently test their wells and water systems according to requirements listed in the Safe Drinking Water Act (“SDWA”). Water from wells found to contain levels of contaminants above the established MCL’s is treated to reduce contaminants to acceptable levels before it is delivered to customers. If treatment is not possible, the wells are shut down. Since the SDWA became effective, SCW and CCWC have experienced increased operating costs for testing to determine the levels, if any, of the constituents in their sources of supply and additional expense to lower the level of any contaminants in order to meet the MCL standards. Such costs and the costs of controlling any other contaminants may cause SCW and/or CCWC to experience additional capital costs as well as increased operating costs. The CPUC and ACC ratemaking processes provide SCW and CCWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with water quality. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and ACC, as applicable.

     Enhanced Surface Water Treatment Rules

     The EPA has adopted the Enhanced Surface Water Treatment Rule (ESWTR), which requires increased surface-water treatment to decrease the risk of microbial contamination. These rules apply to each of SCW’s five surface water treatment plants and CCWC’s surface water treatment plant. Registrant anticipates that all plants will achieve compliance within the three-year to five-year time frames identified by EPA. Registrant is required to be in compliance by June 1, 2006. SCW has initiated phased construction of a new treatment plant in the Calipatria-Niland customer service area (see further discussion below under Regulation of Disinfectant/Disinfection By-Products) to bring that facility into compliance. Once this project is completed, all the surface water plants in SCW and CCWC should be in compliance with these rules.

     Regulation of Disinfection/Disinfection By-Products

     SCW and CCWC are also subject to regulations concerning disinfection/disinfection by-products (DBP’s). Stage I of the regulations was effective in November 1998 with full compliance required for systems serving 10,000 or more persons by 2002 and for systems serving fewer than 10,000 persons by 2004. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter on a system wide running annual average. SCW has already implemented modifications to the treatment process in its Bay Point and Cordova systems to achieve compliance and the Calipatria plant has undergone and continues to undergo treatment modifications. The Calipatria upgrades were completed by the third quarter of 2004. Further modifications to the Calipatria plant will be in place by 2005 to ensure compliance.

     The EPA is not permitted to use the cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBP’s but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule.

The Stage 2 Disinfectants/Disinfection By-Products Rule (DBPR) and the Long-Term 2 Enhanced Surface Water Treatment Rule (LT2ESWTR)

     The Long-Term 2 Enhanced Surface Water Treatment Rule (LT2ESWTR) was published in the Federal Register on August 11, 2003, and the Stage 2 Disinfectants/Disinfection By-Products Rule (DBPR) was published shortly thereafter on August 18. These proposed Rules are very complex and EPA has asked for comments on hundreds of technical issues. The comment period expired in January 2004. Registrant is currently waiting for the EPA to finalize these proposed rules to determine the impact.

     Ground Water Rule

     On May 10, 2000, the EPA published the proposed Ground Water Rule (GWR), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule applies to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems; source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifers or have detected fecal indicators within a distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. No final regulations have yet been adopted. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, SCW and CCWC do not believe that such regulations will impose significant compliance costs, since they already currently engage in disinfection of the majority of their groundwater systems.

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

     On October 12, 2004, Registrant reached a final settlement with Aerojet of litigation relating to this contamination. Under the terms of the settlement, Aerojet paid SCW $8.7 million in the first quarter of 2004. Aerojet will pay an additional $8 million, plus interest, over a period of five years commencing in December 2009. These payments reduce SCW’s costs of utility plant and purchased water by $16 million and $700,000, respectively. Aerojet has also reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply. In addition, Aerojet has agreed to reimburse SCW $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs solely from connection fees anticipated to be received by Aerojet in a new development area owned by Aerojet.

     Aerojet will also transfer its remediated groundwater to the Sacramento County Water Agency, which will provide treated water for distribution to SCW and other water purveyors affected by the contamination. This arrangement, together with other mitigation measures, will afford SCW a reliable and safe water supply for its Rancho Cordova customers. Registrant and Aerojet have also signed three separate agreements requiring Aerojet to pay for certain transmission pipelines and upgrades to the Coloma Treatment Plant as a contingency plan, should additional wells be impacted. The value of the three agreements approximates $6.8 million in capital improvements.

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

     On September 22, 1999, the U.S. EPA and the Los Angeles Regional Water Quality Control Board ordered Shell Oil Company, Shell Oil Products Company, Equilon Enterprises LLC and others to provide replacement drinking water to both SCW and the City of Santa Monica due to MTBE contamination in the Charnock Groundwater Basin. The EPA has ordered Shell Oil and others to reimburse SCW for water replacement costs. In March 2002, SCW reached a settlement agreement with the City of Santa Monica pursuant to which SCW sold its basin water rights to the City and assigned to the City its rights against all potentially responsible parties who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure in the basin. The City also indemnified SCW from related claims.

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

     Matters Relating to SCW’s Yorba Linda Water System

     The compound MTBE has been detected in the well serving SCW’s Yorba Linda water system. To date, the well has not shown MTBE above the DOHS secondary standard of 5.0 ppb. SCW has constructed an interconnection with the Metropolitan Water District of Southern California to provide for the needed supply for this system in the event the well experiences levels of detection in excess of the DOHS standard.

     SCW met with the Regional Water Quality Control Board, the Orange County Water District, (OCWD), the City of Anaheim, the DOHS and three potentially responsible parties (PRPs) to define the extent of the MTBE contamination plume and assess the contribution from the PRP’s. The PRP’s voluntarily initiated a work plan for regional investigation. While there have not been significant disruptions to the water supply in Yorba Linda at this point in time, no assurances can be given that MTBE contamination will not increase in the future. In December 2003, a settlement was reached between SCW and the PRPs. Under the settlement agreement, the PRPs paid pay SCW $581,250 in January 2004 for reimbursement of costs related to the issue, and will pay up to $260,000 per year for five years for incremental supply costs should the MTBE level in the well exceed the DOHS action level.

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

     On August 29, 2003, the US Environmental Protection Agency (EPA) issued Unilateral Administrative Orders (UAO) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of SCW’s impacted wells draw water. SCW was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the Federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRP’s, SCW, the other two affected water purveyors, and WQA. Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

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

     Bark Beetle Infestation in SCW’s Bear Valley Electric Service Area

     In a Proclamation issued on March 7, 2003 former Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego. The threat is continuing and shows no sign of abating. On April 3, 2003, the CPUC issued an order requiring Edison, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric, are authorized to make annual advice letter filings requesting recovery of the costs of removal and mitigation. SCW has determined the scope and magnitude of the bark beetle infestation in its Bear Valley Electric service territory to date and has formulated a course of action to mitigate the fire potential in its rights-of-way. Estimated costs of dead tree removal are $620,000 based on experiences with other utility vegetation management programs and current information gathered and assessed for the Big Bear Lake area. These costs represent only the cost of addressing the problem to date. If the drought continues, the infestation will likely spread and mitigation costs may increase. SCW expects that current and future costs incurred in remediation of bark beetle infestation will be recoverable in rates through the annual Advice Letter filings, as the April 2003 order issued by the CPUC contained cost recovery provisions. As of September 30, 2004, approximately $189,000 has been incurred and is recorded as a regulatory asset on the balance sheets.

Security Issues

     Since the tragic events of September 11, 2001, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. In compliance with “The Public Health Security and Bioterrorism Preparedness Act of 2002” (HR 3448), Registrant has continued to implement measures to increase security, which includes a vulnerability assessment of its large systems. In addition to large system assessments, all systems operated by Registrant were assessed to identify potential areas requiring enhancements. These assessments resulted in a prioritized listing of recommended facility upgrades to enhance the safety of water system operations to be made over a period of six years. Costs associated with capital improvements of approximately $15 million were identified as a result of the assessment process. SCW has begun to make these improvements. In March 2004, the CPUC approved security plan amounts to be spent in 2003 and 2004 consistent with the six-year plan. The CPUC will evaluate the remaining costs in future general rate cases.

Water Supply

     SCW’s Water Supply

     For the three months ended September 30, 2004, SCW supplied a total of 27,970,000 ccf of water. Of this amount, approximately 49% came from pumped sources and 48% was purchased from others, principally the Metropolitan Water District of Southern California (MWD). The remaining amount was surface water principally supplied by the Bureau of Reclamation (the Bureau) under a no-cost contract and by the Sacramento Municipal Utility District (SMUD), the cost of which is being reimbursed by Aerojet. For more information, please see the section entitled “Environmental Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. During the same period of 2003, SCW supplied 27,826,000 ccf of water, 50% of which came from pumped sources, 46% was purchased, and the Bureau and SMUD supplied the remainder.

     For the nine months ended September 30, 2004, SCW supplied a total of 69,343,000 ccf of water, 51% of which came from pumped sources and 46% of which was purchased. During the nine months ended September 30, 2003, SCW produced 65,672,000 ccf of water. Of this amount 53% came from pumped sources, 43% was purchased and the remainder was provided by the Bureau.

     The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. Registrant has 58 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project. Available water supplies from the Colorado River and the State Water Project have historically been sufficient to meet most of MWD’s requirements.

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

     SCW’s water supply and revenues are significantly affected, both in the short-run and the long run, by changes in meteorological conditions. Current water supplies in California are adequate; however, through the third quarter of 2004 California continued to experience warm temperatures and reduced precipitation levels. This water year (October 2003 to September 2004) has been a dry year. According to the California Department of Water Resources, total precipitation in California was 85% of normal, following a year of 112% of normal precipitation. Recent storms in October 2004, which dropped 1 to 3 feet on snow on the high Sierra Mountains and substantial amounts of rain through the area, provide a more optimistic weather/water outlook for the State. The formation of an El Nino pattern in the Pacific increases the likelihood of at least normal precipitation throughout the area with above average levels in the driest areas of Southern California and southwestern Arizona.

     Although, with the exception of the Wrightwood area, overall groundwater conditions remain at adequate levels, certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused SCW to increase its reliance on purchased water in its supply mix. For further information, see Part I, Item 3 in Legal Proceedings.

     As a result of below normal precipitation and faster than normal melting of the winter snowpack, coupled with an increase in customer demands in SCW’s Wrightwood customer service area, our groundwater water supply again began to be severely impacted in late June this year. In response to this emergency situation, SCW undertook a number of steps to continue to provide sufficient water service, including trucking water into the area from nearby sources beginning June 29, 2004 and ending August 28, 2004, informing customers of more stringent conservation measures, and expediting the drilling and equipping of a new well, which came on line in late August. SCW experienced increased operating costs associated with the trucking of water of approximately $525,000 for the nine months ended September 30, 2004. Management is unable to predict the extent of these additional costs or the extent to which additional problems may be encountered in this area. SCW intends to seek recovery of these costs at the CPUC.

     CCWC’s Water Supply

     Arizona continues to experience drought conditions with warm temperatures and reduced precipitation levels. During this water year, precipitation has been well below normal, except for the southeastern portion of the state. According to the Arizona Water Banking Authority, Arizona reservoirs are well below capacity, at the 48% level, which has actually improved from 31% recorded during the same period of last year. The Colorado River area continues to experience severe drought conditions as river flow into Lake Powell is at 5,223,500 AF or 45% of normal, as compared to 6,269,900 AF or 48% of normal last year.

     The Arizona Water Banking Authority (AWBA) was created to store Arizona’s unused Colorado River water entitlement in western, central and southern Arizona to develop long-term storage credits to: (i) firm existing water supplies for municipal and industrial users during Colorado River shortages or Central Arizona Project (CAP) service interruptions; (ii) help meet the water management objectives of the Arizona Groundwater Code; and (iii) assist in the settlement of American Indian water rights claims. For the second year in a row, Arizona used its full allocation of Colorado River entitlement of 2.8 million acre-feet as a result of the banking of water by the ABWA. This banked water can be used as a hedge against future drought conditions. Further, the first curtailment of CAP deliveries in the event of shortage would occur to non-Indian agricultural users. Such users accounted for a third of CAP deliveries in 2003, creating a buffer for users such as CCWC. Though it is difficult to predict drought conditions with certainty, the activities of AWBA, and the priority for users of CAP, such as CCWC, provides an improved outlook for CCWC supplies.

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

     On April 7, 2004 ADWR issued a decision confirming that CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 9,828 acre-feet per year for a minimum of 100 years which is greater than CCWC’s projected demand for the calendar year 2014 of approximately 8,000 acre-feet. The 9,828 is comprised of our existing CAP allocation of 6,978 acre-feet per year, 350 acre-feet per year groundwater allowance, incidental recharge credits of 500 acre-feet per year, and our Central Arizona Groundwater Replenishment District (CAGRD) contract of 2,000 acre-feet per year. Our existing groundwater account balance of 35,829 acre-feet provides approximately 350 acre-feet per year for a hundred years.

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

Risk Factor Summary

     You should carefully read the risks described below and other information in this Form 10-Q in order to understand certain of the risks of our business. If any of the following events actually occurs, our business, financial condition, operating results and cash flow could be adversely affected.

Our liquidity and earnings could be adversely affected by changes in water supply costs

     On November 29, 2001, the CPUC ordered us to suspend the use of the current water balancing account, and instead start a memorandum account for each off settable expense of purchased water, purchased power and pump tax for our water service areas. Changes in water supply costs compared to the authorized amount, as well as any future authorized offset increases may directly affect our earnings.

     In a decision issued on June 19, 2003 for memorandum supply accounts, the CPUC concluded that our recovery of deferred water supply costs for providing water service will be reduced if we are earning more than our authorized rate of return. Pursuant to this decision, we are required to file advice letters annually with respect to over- and under- collections in the memorandum supply accounts in each of our rate-making jurisdictions. We also record the amount of net over-collections in each region, but do not record under-collections that are uncertain for recovery, unless the CPUC approves recovery of these under-collections. Our recovery of deferred water supply costs for providing water service is reduced if we are earning more than our authorized rate of return in a rate-making jurisdiction or the CPUC determines that our water supply costs are not reasonable.

     We recently filed advice letters seeking review of the activities in Region I and Region II supply cost memorandum accounts at December 31, 2003. We also expect to file an advice letter for the Region III supply cost memorandum account shortly. Region III had an under-collection balance of $6.1 million and $5.2 million at September 30, 2004 and December 31, 2003, respectively.

Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity prices in California

     Under California law, we are permitted to file for a rate increase to recover electric power costs not being recovered in current rates. Increases in electric power costs generally have no direct impact on profit margins, unless recovery of these costs is disallowed, but do affect cash flows and can therefore impact the amount of our capital resources. Electric power costs increased substantially in California during the fall of 2000 until the summer of 2001. On July 17, 2002, the FERC extended and modified the mitigation measures that were set to expire on September 30, 2002, citing delays in construction of new generation resources in California and throughout the West, delays in adopting a new market design and market rules by the Cal ISO, transmission line constraints, constraints on natural gas pipeline capacity and continuing dysfunctions in the power market. It remains unclear how long the FERC will leave its mitigation measures in place. The premature termination of such mitigation measures could result in a substantial increase in spot market prices and the prices of long-term contracts for power and capacity. In addition, a number of market reforms are under consideration at FERC and the State of California. Certain of these reforms, if adopted, could result in significantly increased electric supply reserve requirements that have the potential for further cost increases.

Significant claims have been asserted against us in water quality litigation

     We were sued, along with others, in twenty-two water quality related lawsuits alleging personal injury and property damage as a result of the delivery of water that was allegedly contaminated. Nineteen of the lawsuits involved plaintiffs who received water from two groundwater basins in Los Angeles County. The other lawsuits involved plaintiffs in Sacramento County. All of these lawsuits have been dismissed by the court. The plaintiffs have the right to appeal these dismissals. Some plaintiffs have filed an appeal of the Trial Judge’s order dismissing the cases in Los Angeles County. SCW is unable to predict the outcome of the appeal.

     Persons that are potentially responsible for causing the contamination of groundwater supplies have also been increasingly asserting claims against water distributors on a variety of theories and have thus far successfully brought them within the class of potentially responsible parties in Federal court actions pending in Los Angeles county. This increases the costs of seeking recovery from the potentially responsible parties and the risks associated with seeking recovery of these costs. Management believes that rate recovery, proper insurance coverage and reserves are in place to appropriately manage against these types of claims. Such claims, if ultimately resolved unfavorably to us, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

Our operating costs have increased and are expected to continue to increase as a result of groundwater contamination

     Our operations have been impacted by groundwater contamination in certain of our service territories. We have taken a number of steps to address this contamination, including the removal of wells from service, decreasing the amount of groundwater pumped from wells in our service area in order to slow the movement of plumes of contaminated water, construction of water treatment facilities and securing alternative sources of supply from other areas not affected by the contamination.

     In some cases, potentially responsible parties have reimbursed us for our costs. In other cases, we have taken legal action against parties that we believe to be potentially responsible for the contamination. To date, the CPUC has also permitted SCW to establish memorandum accounts for recovery of these types of costs. However, we can give no assurance regarding the outcome of litigation arising out of this contamination or our ability to recover these costs in the future.

Environmental regulation has increased, and is expected to continue to increase our operating costs

     Our regulated subsidiaries are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

•	The 1996 amendments to the Safe Drinking Water Act that require increased testing, reporting and treatment of water to reduce specified contaminants to maximum contaminant levels

•	Approved regulations requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations affect SCW’s five surface water treatment plants and two CCWC plants

•	Additional regulation of disinfection/disinfection byproducts

•	Additional regulations requiring disinfection of certain groundwater systems

•	Regulation of arsenic and radon

•	Changes in the action level relating to, and the proposed adoption of maximum contamination levels for, perchlorate and other by products of the production of rocket fuel

SCW and CCWC may be able to recover costs incurred to comply with these regulations through the ratemaking process. We may also be able to recover certain of these costs under certain of our contractual arrangements. In certain circumstances, we may be able to recover costs from parties responsible or potentially responsible for contamination, either voluntarily or through specific court action. However, our ability to recover these types of costs depends upon a number of factors beyond our control, including approval of rate increases, and we can give no assurance regarding the adequacy of any such recovery.

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

Our earnings are greatly affected by weather during different seasons

     The demand for water and electricity varies by season. Therefore, the results of operations for one period may not indicate results to be expected in another period. For instance, most water consumption occurs during the third quarter of each year when weather tends to be hot and dry. On warm days, use of water by residential and commercial customers may be significantly greater than on cold days because of the increased use of water for, among other things, outdoor landscaping. Likewise the demand for electricity in our Bear Valley Electric service area is greatly affected by winter snows. An increase in winter snows reduces the use of snow making machines at ski resorts in the Big Bear area and, as a result reduces electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions which also reduces electric revenues.

     Variability of weather from normal temperatures or changes in snow or rainfall can materially impact results of operations. As a result, weather has been and will continue to be one of the dominant factors in our financial performance.

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

     Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electric power and natural gas costs, costs incurred in connection with increased environmental regulation, requirements to increase security at our water facilities and requirements to mitigate fire hazard risks in our Bear Valley Electric service area arising out of the drought and a major bark beetle infestation in rates. We have filed for increased water rates to recover operating costs from customers in certain of our water regions and to recover in rates the costs for constructing an 8.4 MW natural gas-fueled generator facility to meet increasing demand in our Bear Valley customer service area. In addition, we have filed with the ACC for increased water rates in CCWC’s customer service areas in Arizona. Any delays by either the CPUC or the ACC in granting rate relief to cover increased operating and capital costs may adversely affect our financial performance.

     Regulatory decisions can also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions.

Our business requires significant capital expenditures

     The utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. During the nine months ended September 30, 2004 and 2003, Registrant spent $57,531,000 and $33,904,000, respectively, for these purposes. Our net budgeted capital expenditures for calendar year 2004 for these purposes are approximately $61.7 million. There is no capital expenditure for environmental control facilities budgeted for 2004.

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

The expansion of our contract operations will expose us to different risks than those associated with our utility operations

     We are incurring additional costs in connection with the expansion of our contract operations associated with the preparation of bids, the negotiation of the terms of new contracts and start-up activities associated with new contracts. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts and our ability to recover those costs and other costs from revenues from new contracts.

     In addition, we must maintain the proper management and find state-certified and qualified employees to support the operation of water and wastewater facilities. Failure to do so could put us at risk of, among other things, operations errors at these facilities and for improper billing and collection procedures as well as loss of contracts, assessment of penalties for operational failures and loss of revenues.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. There have been no material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2003. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

     Registrant carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and timely reported in accordance with the Securities and Exchange Commission’s rules and forms. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system will be met. The design of any control system is based in part on certain assumptions about the likelihood of future events and is subject to judgments in assessing the costs and benefits of such controls and procedures. Because of these and other inherent limitations of control systems, there can be no assurance that any control system will succeed in achieving its objectives under all potential future conditions, regardless of how remote.

(b) Changes in internal controls over financial reporting

     Registrant is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there has been no significant change in Registrant’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

     Water Quality-Related Litigation

     SCW was a defendant in twenty-two lawsuits involving claims pertaining to water quality. Nineteen of the lawsuits were coordinated in the Los Angeles Superior Court and involved water served by the company in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. On August 4, 2004, SCW was ordered dismissed from all the nineteen cases in Los Angeles County. The order was issued by the Trial Judge presiding over these matters, and follows a lengthy legal proceeding dating back to April, 1997. The court found SCW did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity to the Plaintiffs to prove otherwise. On September 21, 2004, several plaintiffs filed an appeal to the trial court’s order to dismiss SCW. SCW is unable to predict the outcome of this appeal. These lawsuits filed in Los Angeles County Superior Court were based on the allegations that SCW and the other defendants had provided and continued to provide plaintiffs with contaminated water from its wells, several of which are located in an area of the San Gabriel Valley that had been designated a federal superfund site, that the maintenance of this contaminated well water had resulted in contamination of the soil, subsurface soil and surrounding air with solvents and other substances, and that plaintiffs had been injured and their property damaged as a result.

     Three of the lawsuits involved a customer service area located in Sacramento County that had been filed in Sacramento County Superior Court. In July 2004, one of the plaintiffs filed for dismissal and the Court subsequently dismissed the case. In October 2004, the remaining two claims were also ordered dismissed by the Court. In November 2004, an appeal was filed by the plaintiffs. SCW is unable to predict the outcome of this appeal. These lawsuits filed in Sacramento County Superior Court were based on the allegations that SCW and other defendants had delivered water to plaintiffs that were contaminated with a number of chemicals, including trichloroethylene, perchloroethylene, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other unnamed chemicals and that plaintiffs had been injured and their property damaged as a result.

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

     Aerojet

     On October 25, 1999, SCW sued Aerojet for causing the contamination of eastern portions of the Sacramento County groundwater basin. On October 12, 2004, Registrant reached a final settlement with Aerojet of litigation relating to this contamination. Under the terms of the settlement, Aerojet paid SCW $8.7 million in the first quarter of 2004. Aerojet will pay an additional $8 million, plus interest, over a period of five years commencing in December 2009. These payments reduce SCW’s costs of utility plant and purchased water by $16 million and $700,000, respectively. Aerojet has also reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply. In addition, Aerojet has agreed to reimburse SCW $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs solely from connection fees anticipated to be received by Aerojet in a new development area owned by Aerojet.

     Aerojet will also transfer its remediated groundwater to the Sacramento County Water Agency, which will provide treated water for distribution to SCW and other water purveyors affected by the contamination. This arrangement, together with other mitigation measures, will afford SCW a reliable and safe water supply for its Rancho Cordova customers. Registrant and Aerojet have also signed three separate agreements requiring Aerojet to pay for certain transmission pipelines and upgrades to the Coloma Treatment Plant as a contingency plan, should additional wells be impacted. The value of the three agreements approximates $6.8 million in capital improvements.

     Other Water Quality Litigation

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

     On August 29, 2003, the US Environmental Protection Agency issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of SCW’s impacted wells draw water. SCW was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the Federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRP’s, SCW, the other two affected water purveyors, and WQA. Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

     Electric Service Litigation

     SCW has been, in conjunction with Edison, planning to upgrade transmission facilities to 115kv (the 115kv Project) in order to meet increased energy and demand requirements for SCW’s Bear Valley Electric service area. On December 27, 2000, SCW filed a lawsuit against Edison for declaratory relief and seeking damages for breach of contract as a result of delays in the 115kv Project, violations of good faith and fair dealing, negligent misrepresentation, intentional misrepresentation and unjust enrichment. Subsequently Edison filed a cross-complaint against SCW for breach of contract, anticipatory breach, and quantum merit. SCW also sought declaratory relief from Edison’s claims. To date, SCW has spent approximately $3.4 million in this matter, all of which has been expensed.

     In March 2004, SCW and Edison agreed to settle this suit. Under the terms of the settlement agreement, SCW is to pay a $5 million project abandonment fee to Edison. Edison then filed an application to the FERC for approval of the entire $5 million settlement payment as abandoned project cost to be included in Edison’s wholesale rate charged to SCW. SCW made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004. SCW has also agreed to pay Edison an additional $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. In August 2004, the FERC approved Edison’s application and SCW recorded the $1.4 million payment in the supply cost balancing account. This amount was previously recorded as a regulatory asset pending FERC approval of Edison’s application. In addition, monthly payments totaling $76,274 made to Edison during the period are also included in the electric supply cost balancing account.

     Santa Maria Groundwater Basin Adjudication

     In 1997, the Santa Maria Valley Water Conservation District (plaintiff) filed a lawsuit against multiple defendants, including SCW, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. After some procedural rulings by the superior court, the lawsuit is now a full basin adjudication involving all entities owning 10 acres or more within the Basin boundaries - approximately 1,400 defendants. The plaintiff’s stated objective in the adjudication lawsuit is to have the superior court impose and oversee the implementation of a Basin management plan that ensures the long term integrity and reliability of the Basin water resources. To protect its groundwater supply so that sufficient water production rights continue to be available to meet SCW’s customers’ needs in the Santa Maria customer service area, SCW has been vigorously defending its water rights in the adjudication lawsuit. As of September 30, 2004, SCW has incurred costs in defending its rights in the Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery. Management believes that, when the adjudication lawsuit is finally resolved, SCW will have secured its right to pump groundwater from the Basin and to continue to rely on the Basin as a source of supply for its customers’ needs. Management also believes that it is probable that the CPUC will grant full recovery in rates of all current and future expenditures associated with this lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) None

     (b) AWR received proceeds of $33.6 million, net of underwriter fees and other issuance costs of $1.8 million, on September 28, 2004 in connection with the issuance of 1,400,000 shares pursuant to Registration Statement No. 333-68299 filed with the Securities and Exchange Commission on December 3, 1998 and Registration Statement No. 333-119141 filed on September 21, 2004 pursuant to Rule 462(b). An additional 50,000 common shares were sold on October 15, 2004 pursuant to the exercise of an over-allotment option. We received $1,212,500 for these common shares, net of underwriter fees and other issuance costs of $50,500. The total proceeds received were used to repay short-term debt.

     (c) Registrant also issued 20,725 common shares which totaled approximately $494,000 for the three months ended September 30, 2004 under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (DRP) and 401(k) Plan. There were no shares issued under these Plans during the three months ended September 30, 2003. In addition, there were 70,391 and 21,317 common shares issued under these Plans which totaled approximately $1,699,000 and $504,000, respectively, for the nine months ended September 30, 2004 and 2003.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No items were submitted during the third quarter of the 2004 fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information

(a) On November 2, 2004, the Board of Directors of Registrant declared a regular quarterly dividend of $0.225 per common share. The dividend will be paid December 1, 2004 to shareholders of record as of the close of business on November 12, 2004.

     On November 2, 2004, each of the Board of Directors of AWR and SCW approved a form of indemnification agreement pursuant to which it would indemnify its officers and directors and the officers and directors of each of its wholly owned subsidiaries if the officer or director is involved in any action, suit or proceeding by reason of the fact that he or she was an officer or director of Registrant or any of its wholly owned subsidiaries against all expenses, judgments, fines, penalties and Employee Retirement Income Security Act (ERISA) excise taxes actually and reasonably incurred in connection with the defense or settlement of such action, suit or proceeding to the fullest extent permitted by California law and the articles of incorporation and bylaws of each Registrant. On November 8, 2004, AWR executed an Indemnification Agreement with each of its officers and directors. SCW also executed an Indemnification Agreement with each of its officers who had not previously executed an Indemnification Agreement. The Board of Directors of SCW also ratified the execution of the Indemnification Agreements that had previously been executed by certain of the officers and directors of SCW.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors of AWR.

Item 6. Exhibits

     The following documents are included as Exhibits to this report:

10.26	Form of Indemnification Agreement executed by the Board of Directors of Southern California Water Company and Floyd E. Wicks, Susan L. Conway, Joel A. Dickson, James B. Gallagher, McClellan Harris III, Roger F. Kropke, Denise L Kruger, Patrick R. Scanlon and Eva Tang(1)

10.27	Form of Indemnification Agreement executed or to be executed by any new director or officer of Southern California Water Company(1)

10.28	Form of Indemnification Agreement executed or to be executed by any director or officer of American States Water Company(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

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

Dated: November 9, 2004