Form 10-K
period 2004-12-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2005-03-16
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ___ to ___

Commission	Registrant, State of Incorporation	IRS Employer
File Number	Address and Telephone Number	Identification No.
001-14431	American States Water Company	95-4676679
(Incorporated in California)
630 East Foothill Boulevard, San Dimas 91773
(909) 394-3600

001-12008	Southern California Water Company	95-1243678
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

American States Water Company            Yes ☑ No ☐
Southern California Water Company       Yes ☑ No ☐

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

American States Water Company            Yes ☑ No ☐
Southern California Water Company       Yes ☐ No ☑

The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $354,689,000 and $439,835,000 on June 30, 2004 and March 11, 2005, respectively. The closing price per Common Share on March 11, 2005, as quoted in the Western Edition of The Wall Street Journal, was $26.23. As of March 11, 2005, the number of Common Shares of American States Water Company, outstanding was 16,768,396. As of that same date, American States Water Company owned all 122 outstanding Common Shares of Southern California Water Company. The aggregate market value of the total voting stock held by non-affiliates of Southern California Water Company was zero on June 30, 2004 and March 11, 2005.

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

     AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its corporate governance/nominating committee, its compensation committee and its audit committee through its website or by calling (800) 999-4033. AWR has filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2004.

     AWR submitted a CEO certification to the New York Stock Exchange on May 26, 2004 certifying that the Registrant was in compliance with the corporate governance rules of the New York Stock Exchange.

General

     American States Water Company (“AWR”) is the parent company of Southern California Water Company (“SCW”), American States Utility Services, Inc. (“ASUS”) and its subsidiary, Fort Bliss Water Services Company (“FBWS”), and Chaparral City Water Company (“CCWC”). AWR was incorporated as a California corporation in 1998 as a holding company for SCW.

     SCW is a California public utility company engaged principally in the purchase, production and distribution of water (SIC No. 4941). SCW also distributes electricity in one customer service area (SIC No. 4911). SCW is regulated by the Public Utilities Commission of the State of California (CPUC) and was incorporated as a California corporation on December 31, 1929. SCW is organized into one electric customer service area and three water service regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. SCW also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric Service division.

     SCW served 251,655 water customers and 22,692 electric customers at December 31, 2004, or a total of 274,347 customers, compared with 272,358 total customers at December 31, 2003. SCW’s utility operations exhibit seasonal trends. Although SCW’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of SCW’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 91.0% of total water revenues for the year ended December 31, 2004, as compared to 90.6% for the year ended December 31, 2003.

     CCWC is an Arizona public utility company serving 12,570 customers as of December 31, 2004, compared with 12,171 customers at December 31, 2003. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (ACC) regulates CCWC.

     ASUS contracts, either directly or through wholly-owned subsidiaries, with various municipalities, the U.S. Government and private entities to provide water and wastewater services, including billing and meter reading, water marketing and the operation and maintenance of water and wastewater systems. ASUS had approximately 127,000 billing accounts under contract as of December 31, 2004. We have received notice from the City of Chino Hills that they are terminating our meter reading contract as of March 2005 for 20,100 billing accounts.

     On October 1, 2004, ASUS commenced operation of the water and wastewater systems at Fort Bliss located near El Paso, Texas, through FBWS, pursuant to the terms of a 50-year contract with the U.S. Government. This contract is subject to termination for convenience of the U.S. Government. The contract price is subject to re-determination on

October 1, 2006 and every three years thereafter to the extent provided in the contract. Prices are also subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in the contract. ASUS is also a participant in bidding on other contracts for the privatization of water and wastewater services at military bases.

     ASUS has been pursuing opportunities to expand its contract operations. ASUS is also pursuing an opportunity to provide retail water services to a mutual water company that is located in Sacramento and Sutter counties in northern California which currently provides water service only to agricultural customers. In August 2004, this mutual water company granted ASUS the exclusive right to market surplus surface water rights that may arise under water rights and contracts owned or controlled by it, to third parties.

     Certain financial information for each of AWR’s principal business units, water distribution, electric distribution, and contract services is set forth in Note 14 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. The Company’s water and electric distribution segments are not dependent upon a single or only a few customers. The U.S. Government is the largest customer for contract services.

     The business of each of the Company’s business segments is seasonal. The impact of seasonality on the Company’s businesses is discussed in more detail in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Risk Factor Summary”.

     Groundwater contamination and environmental regulation have increased our operating costs and expenses. Additional information on the impact of environmental issues on our business is discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation-Environmental Matters” and “Risk Factor Summary”.

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

Employee Relations

     SCW had 491 employees as of December 31, 2004 as compared to 500 at December 31, 2003. Nineteen positions in SCW’s Bear Valley Electric customer service area are covered by a collective bargaining agreement, which will expire on December 31, 2005, with the International Brotherhood of Electrical Workers (IBEW). Sixty-one positions in SCW’s Region II ratemaking district are covered by a collective bargaining agreement, which expires in 2007, with the Utility Workers Union of America (UWUA). SCW has no other unionized employees.

     CCWC had sixteen employees as of December 31, 2004, all of whom are non-union. ASUS had five employees as of December 31, 2004, all of whom are non-union. FBWS had five employees as of December 31, 2004, all of whom are non-union.

Item 2 — Properties

Franchises

     SCW holds certificates of public convenience and necessity granted by the CPUC in each of the ratemaking districts it serves. CCWC holds certificates of public convenience and necessity granted by the ACC for the areas in which it serves. Both SCW and CCWC hold franchises, easements and rights of way pursuant to the terms of agreements that must periodically be renewed. These agreements are subject to suspension or termination in certain circumstances if SCW or CCWC, as applicable, violate the terms of the agreements. In addition, FBWS holds a certificate of convenience and necessity from the Texas Commission on Environmental Quality (“TCEQ”).

Electric Properties

     SCW’s electric properties are all located in the Big Bear area of San Bernardino County in California. As of December 31, 2004, SCW operated 29 miles of overhead 34.5 kv transmission lines, 1 mile of underground 34.5 kv transmission lines, 174 miles of 4.16 kv or 2.4 kv distribution lines, 42 miles of underground cable and 14 sub-stations. Demand for energy in SCW’s Bear Valley Electric customer service area generally has been increasing. In addition, during the third quarter of 2004, SCW completed construction and placed in operation a natural gas-fueled 8.4 MW peaking generation facility as a means of meeting these increasing demands for energy.

Office Buildings

     Registrant’s general headquarters are housed in a single-story office building located in San Dimas, California. The land and the building are owned by SCW. SCW also owns and/or leases certain facilities housing regional, district and customer service offices. CCWC owns its primary office space. ASUS leases an office facility in Costa Mesa, California.

Water Properties

     As of December 31, 2004, SCW’s physical properties consisted of water transmission and distribution systems which included 2,681 miles of pipeline together with services, meters and fire hydrants and approximately 430 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including five surface water treatment plants.

     As of December 31, 2004, SCW owned 279 wells. Certain wells have been removed from service due to water quality problems. For further information, see the section entitled “Environmental Matters” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. All wells are equipped with pumps with an aggregate capacity of approximately 260 million gallons per day. SCW has 58 connections to the water distribution facilities of the Metropolitan Water District of Southern California (MWD) and other municipal water agencies. SCW’s storage reservoirs and tanks have an aggregate capacity of approximately 111 million gallons. SCW owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of SCW for each of its water ratemaking districts:

	Pumps		Distribution Facilities			Reservoirs
District	Wells	Boosters	Mains	Services	Hydrants	Tanks	Capacity
Arden Cordova	24	17	93	15,519	1,211	5	9,500
Barstow	23	36	169	9,167	1,004	13	7,525
Bay Point	3	14	31	5,138	344	7	4,046
Calipatria	0	8	27	1,168	131	10	14,379
Claremont	21	34	153	10,877	1,283	12	7,589	(1)
Clearlake	0	13	37	2,369	75	3	1,220
Desert	17	20	81	3,831	570	11	1,477
Los Osos	11	11	38	3,327	174	8	1,422
Metro	70	75	954	101,743	8,405	33	25,738
Ojai	5	14	45	2,880	350	5	1,494
Orange	31	38	418	42,607	4,632	15	11,955
San Dimas	11	38	223	16,136	1,625	15	10,147
San Gabriel	18	8	94	12,247	817	3	1,520
Santa Maria	33	25	183	13,070	785	8	3,020
Simi	2	24	97	13,407	892	8	8,250
Wrightwood	10	5	38	2,735	244	7	1,546

Total	279	380	2,681	256,221	22,542	163	110,828

Reservoir capacity is measured in thousands of gallons. Mains are in miles.

(1) SCW has additional reservoir capacity in its Claremont system, through an exclusive right to use all of one and one-half of another of two reservoirs and an 8 MG reservoir owned by Three Valleys Municipal Water District.

     As of December 31, 2004, CCWC’s physical properties consisted of water transmission and distribution systems, which included 182 miles of pipeline, together with services, meters, fire hydrants, wells, reservoirs with a combined storage capacity of 7.05 million gallons and other water utility facilities including a surface water treatment plant, which treats water from the Central Arizona Project.

     Beginning in October 2004, FBWS commenced the operations of the facilities that it owns at Fort Bliss to provide water and wastewater services.

Mortgage and Other Liens

     As of December 31, 2004, SCW had no mortgage debt outstanding, and its properties were substantially free of any encumbrances or liens securing indebtedness. For further information, see the section entitled “Contractual, Obligations and Other Commitments” in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     As of December 31, 2004, substantially all of the utility plant of CCWC was pledged to secure its Industrial Development Authority Bonds, which among other things, restricts CCWC’s ability to incur debt and make liens, sell, lease or dispose of assets, or merge with another corporation, and pay dividends.

     As of December 31, 2004, neither AWR nor ASUS or any of its subsidiaries had any mortgage debt or liens securing indebtedness outstanding.

Condemnation of Properties

     The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also know as condemnation, where doing so is in the public interest. In addition, however, the laws of the State of California also provide: (1) that the owner of the utility property may contest whether the condemnation is actually in the public interest; and (2) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken. Although the City of Claremont, California located in SCW’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to the company about the rates charged by the Company and the effectiveness of the California Public Utilities Commission’s rate setting procedures. The City has also hired a consultant to perform an appraisal of the value of Registrant’s water system serving that city. Such value was determined by the consultant at $46 million. SCW is currently meeting with the City to discuss various concepts such as a public private partnership where the City and the Company could work together to resolve the City’s concerns. While the City has publicly disclosed some of its proposals in its City Council meetings, to date, there has been no agreement reached between the Company and the City that alleviates the City’s concerns. Except for the City of Claremont, Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area. As of December 31, 2004, the recorded net book value of the Claremont water system is approximately $33 million.

Item 3 — Legal Proceedings

     Water Quality-Related Litigation

     SCW was a defendant in twenty-two lawsuits involving claims pertaining to water quality. Nineteen of the lawsuits were coordinated in the Los Angeles Superior Court and involved water served by the company in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. On August 4, 2004, SCW was ordered dismissed from all the nineteen cases in Los Angeles County. The order was issued by the Trial Judge presiding over these matters, and follows a lengthy legal proceeding dating back to April, 1997. The court found SCW did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity to the plaintiffs to prove otherwise. On September 21, 2004, several plaintiffs filed an appeal to the trial court’s order to dismiss SCW. SCW is unable to predict the outcome of this appeal. These lawsuits filed in Los Angeles County Superior Court were based on allegations that SCW and the other defendants had provided and continued to provide plaintiffs with contaminated water from its wells, several of which are located in an area of the San Gabriel Valley that had been designated a federal superfund site, that the maintenance of this contaminated well water had resulted in contamination of the soil, subsurface soil and surrounding air with solvents and other substances, and that plaintiffs had been injured and their property damaged as a result.

     Three of the lawsuits involved a customer service area located in Sacramento County that had been filed in Sacramento County Superior Court. In July 2004, one of the plaintiffs filed for dismissal and the Court subsequently dismissed the case. In October 2004, the remaining two claims were also ordered dismissed by the Court. The claims have been permanently dismissed since the plaintiffs failed to file a “Notice of Appeal” within the allotted time of 60 days. These lawsuits filed in Sacramento County Superior Court were based on the allegations that SCW and other defendants had delivered water to plaintiffs that were contaminated with a number of chemicals, including trichloroethylene, perchloroethylene, carbon tetrachloride, perchlorate, Freon-113, hexavalent chromium and other unnamed chemicals and that plaintiffs had been injured and their property damaged as a result.

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

     Other Water Quality Litigation

     Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), in federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. In this same suit, the PRPs have filed cross-complaints against the Registrant, the other two affected water purveyors, the WQA and the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the San Gabriel Valley Groundwater Basin for use by Registrant and the other two affected water providers and for other related claims. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs the future costs associated with the treatment of these wells.

     On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of SCW’s impacted wells draw water. SCW was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the Federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs, including those which previously settled with the Water Entities on VOC matters, regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions in order to arrive at a complete resolution of all issues affecting the Federal lawsuits and the UAO. Registrant is presently unable to predict the ultimate outcome of any of these settlement discussions.

     Santa Maria Groundwater Basin Adjudication

     In 1997, the Santa Maria Valley Water Conservation District (plaintiff) filed a lawsuit against multiple defendants, including SCW, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. After some procedural rulings by the superior court, the lawsuit is now a full basin adjudication involving all entities owning 10 acres or more within the Basin boundaries — approximately 1,400 defendants. The plaintiff’s stated objective in the adjudication lawsuit is to have the superior court impose and oversee the implementation of a Basin management plan that ensures the long-term integrity and reliability of the Basin water resources. To protect its groundwater supply so that sufficient water production rights continue to be available to meet SCW’s customers’ needs in the Santa Maria customer service area, SCW has been vigorously defending its water rights in the adjudication lawsuit. As of December 31, 2004, SCW has incurred costs in defending its rights in the Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery. Management believes that, when the adjudication lawsuit is finally resolved, SCW will have secured its right to pump groundwater from the Basin and to continue to rely on the Basin as a source of supply for its customers’ needs. Management also believes that the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have accumulated with this lawsuit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Relating to Common Shares -

     Common Shares of American States Water Company are traded on the New York Stock Exchange (NYSE) under the symbol AWR. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years were:

	Stock Prices
	High	Low
2004
First Quarter	$26.80	$24.00
Second Quarter	25.18	20.82
Third Quarter	26.00	21.90
Fourth Quarter	26.45	23.20

2003
First Quarter	$24.60	$21.57
Second Quarter	28.95	23.45
Third Quarter	27.99	23.01
Fourth Quarter	25.75	23.65

Approximate Number of Holders of Common Shares

     As of March 11, 2005, there were 3,412 holders of record of the 16,768,396 Common Shares of American States Water Company. AWR owns all of the authorized and outstanding Common Shares of SCW, CCWC and ASUS. ASUS owns all of the outstanding stock of FBWS.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions

     For the last three years, AWR has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company:

	2004	2003
First Quarter	$0.221	$0.221
Second Quarter	0.221	0.221
Third Quarter	0.221	0.221
Fourth Quarter	0.225	0.221

Total	$0.888	$0.884

     AWR and ASUS are not subject to any contractual restriction on their ability to pay dividends, except the requirement in the $75 million Credit Facility for AWR to maintain compliance with all covenants described in footnote (3) to the table in the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. SCW’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $195.1 million was available to pay dividends to AWR on December 31, 2004. For further information, see footnote (3) to the table in the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     The ability of AWR, ASUS and SCW to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $89.4 million of AWR’s retained earnings was available to pay dividends to Common Shareholders at December 31, 2004. Approximately $87.8 million was available from the retained earnings of SCW at December 31, 2004 to pay dividends to AWR. At December 31, 2004, ASUS was unable to pay dividends to AWR under the California tests.

     CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted under Arizona law. Under restrictions of the Arizona tests, approximately $5.2 million was available to pay dividends to AWR at December 31, 2004. See footnote (8) to the table in the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

     AWR paid $13.9 million in common dividends to shareholders for the year ended December 31, 2004, as compared to $13.4 million for the year ended December 31, 2003. SCW paid dividends of $15.8 and $15.4 million to AWR in 2004 and 2003, respectively. CCWC and ASUS did not pay any dividends to AWR in 2004 or 2003.

Other Information

     The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2004.

     The following table provides information about Company repurchases of its Common Shares during 2004:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	under the Plans or
Period	Shares Purchased[1]	per Share	Programs[2]	Programs[3]
January 1 - 31, 2004	—	—	—	NA
February 1 - 28, 2004	214	$26.22	—	NA
March 1 - 31, 2004	237	$24.65	—	NA
April 1 - 30, 2004	181	$24.04	—	NA
May 1 – 31, 2004	69	$22.72	—	NA
June 1 - 30, 2004	92	$22.51	—	NA
July 1 - 31, 2004	—	—	—	NA
August 1 - 31, 2004	368	$22.65	—	NA
September 1 - 31, 2004	176	$25.63	—	NA
October 1 - 31, 2004	—	—	—	NA
November 1 - 30, 2004	85	$24.42	—	NA
December 1 - 31, 2004	60	$25.21	—	NA

TOTAL	1,482	$24.21	—	NA

[1]	All of these shares were acquired on the open market for employees pursuant to an employee benefit plan of the Company. All of the Common Shares needed to meet the requirements of this plan are purchased in the open market.

[2]	None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

[3]	None of the Common Shares purchased in the open market count against the maximum number of Common Shares that may be purchased under these plans.

Item 6. Selected Financial Data

	AWR
					(1)
( in thousands, except per share amounts)	2004	2003	2002	2001	2000
Income Statement Information
Total Operating Revenues	$228,005	$212,669	$209,205	$197,514	$183,960
Total Operating Expenses	191,915	179,064	171,557	159,813	149,708
Operating Income	36,090	33,605	37,648	37,701	34,252
Other Income (Loss)	301	(3,643)	390	(510)	(99)
Interest Charges	17,850	18,070	17,699	15,735	14,122
Net Income	18,541	11,892	20,339	21,456	20,031
Preferred Dividends	—	—	(29)	(84)	(86)
Earnings Available for Common Shareholders	$18,541	$11,892	$20,310	$21,372	$19,945
Basic Earnings per Common Share	$1.19	$0.78	$1.34	$1.41	$1.42
Dividends Declared per Common Share	$0.888	$0.884	$0.872	$0.867	$0.857
Average Shares Outstanding	15,633	15,200	15,144	15,120	14,070
Average Number of Diluted Shares Outstanding	15,663	15,227	15,157	15,122	14,070
Fully Diluted Earnings per Common Share	$1.18	$0.78	$1.34	$1.41	$1.42

Balance Sheet Information
Total Assets	$810,277	$758,818	$700,553	$681,829	$616,646
Common Shareholders’ Equity	251,465	212,487	213,279	204,654	196,386
Long-Term Debt	228,902	229,799	231,089	245,692	176,452
Preferred Shares-Not Subject to Mandatory Redemption	—	—	—	1,600	1,600
Preferred Shares-Mandatory Redemption	—	—	—	280	320
Total Capitalization	$480,367	$442,286	$444,368	$452,226	$374,758
Book Value per Common Share	$15.01	$13.97	$14.05	$13.54	$12.99

(1) On October 10, 2000, AWR completed the acquisition of the common stock of Chaparral City Water Company (CCWC) for an aggregate value of $31.2 million. CCWC’s operating revenues represent about 3% of AWR’s total operating revenues. CCWC’s total assets are less than 10% of AWR’s consolidated total assets.

	SCW
( in thousands)	2004	2003	2002	2001	2000
Income Statement Information
Total Operating Revenues	$219,685	$205,517	$202,202	$190,455	$181,895
Total Operating Expenses	182,148	170,912	164,664	154,416	147,582
Operating Income	37,537	34,605	37,538	36,039	34,313
Other Income (Loss)	298	(3,660)	318	(624)	(140)
Interest Charges	16,924	17,060	16,636	14,577	14,350
Net Income	$20,911	$13,885	$21,220	$20,838	$19,823

Balance Sheet Information
Total Assets	$756,276	$705,563	$649,018	$632,689	$566,529
Common Shareholder’s Equity	243,848	206,047	207,562	200,972	168,664
Long-Term Debt	221,697	221,996	222,725	236,804	167,062

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     Unless specifically noted, the following discussion and analysis provides information on AWR’s consolidated operations and assets. For the year ended December 31, 2004, there is generally no material difference between the consolidated operations and assets of AWR and the operations and assets of SCW. However, where necessary, the following discussion and analysis includes references specifically to AWR’s other subsidiaries – CCWC and ASUS.

Forward-Looking Information

     Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, SCW’s ability to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; recovery of regulatory assets not yet included in rates; future economic conditions, including changes in customer demand and changes in water and energy supply cost; future climatic conditions, including the recent wet winter in Southern California and Phoenix areas; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

Consolidated Results of Operations — Years Ended December 31, 2004 and 2003

	YEAR	YEAR
	ENDED	ENDED	$	%
	12/31/2004	12/31/2003	CHANGE	CHANGE
OPERATING REVENUES
Water	$200,635	$187,163	$13,472	7.2%
Electric	25,594	24,492	1,102	4.5%
Other	1,776	1,014	762	75.1%

Total operating revenues	228,005	212,669	15,336	7.2%

OPERATING EXPENSES
Water purchased	46,110	40,538	5,572	13.7%
Power purchased for pumping	8,982	10,232	(1,250)	-12.2%
Power purchased for resale	14,552	13,867	685	4.9%
Unrealized loss on purchased power contracts	136	(638)	774	121.3%
Gain on sale of water rights	(5,675)	—	(5,675)	-100.0%
Groundwater production assessment	7,266	7,344	(78)	-1.1%
Supply cost balancing accounts	4,188	6,590	(2,402)	-36.4%
Other operating expenses	19,999	18,264	1,735	9.5%
Administrative and general expenses	41,809	35,726	6,083	17.0%
Depreciation and amortization	20,824	19,792	1,032	5.2%
Maintenance	11,562	9,932	1,630	16.4%
Taxes on income	13,390	9,167	4,223	46.1%
Other taxes	8,772	8,250	522	6.3%

Total operating expenses	191,915	179,064	12,851	7.2%

Operating income	36,090	33,605	2,485	7.4%

OTHER INCOME (LOSS) — NET	301	(3,643)	3,944	-108.3%

INTEREST CHARGES	17,850	18,070	(220)	-1.2%

NET INCOME	$18,541	$11,892	$6,649	55.9%

     Net income for the year ended December 31, 2004 increased by 55.9% to $18.5 million, equivalent to $1.19 and $1.18 per common share on basic and fully diluted bases, respectively, compared to $11.9 million or $0.78 per share for the year ended December 31, 2003. The increase in recorded results reflects increased rates in each of the three SCW water regions that were effective during the first quarter of 2004, offset by an increase in: (i) supply costs due to more purchased water in SCW’s resource mix; and (ii) increases in administrative and general expenses due to higher outside services and pension costs. In addition, there was a favorable decision issued by the CPUC on July 8, 2004 that resulted in a $5.2 million net pretax increase in operating income. SCW received $5.7 million in May of 2004 from the City of Santa Monica (“City”) pursuant to a settlement agreement in which SCW sold its water rights in the Charnock Groundwater Basin (“Basin”) to the City and assigned to the City its rights against all potentially responsible parties who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (MTBE) in underground storage tanks, pipelines or other related infrastructure in the Basin. The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision. SCW recorded the impairment loss on assets removed from rate-base in “other operating expenses”.

Operating Revenues

     For the year ended December 31, 2004, revenues from water operations increased by 7.2% to $200.6 million, compared to $187.2 million for the year ended December 31, 2003. Higher water revenues reflect an increase of 1.0% in water consumption resulting from changes in weather conditions that contributed to an increase in revenues of approximately $2.4 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods. Additionally, the CPUC in its March 16, 2004 decision authorized an annualized increase of approximately $8.1 million in revenues for SCW’s Region III service area that was effective on March 22, 2004 and increased revenues by approximately $6.1 million in 2004. In addition, in August 2004, the CPUC approved rate increases for Regions I and II that became effective retroactive to January 1 and February 14, respectively. This also contributed to the increase in water revenues between the two periods of approximately $4.9 million in 2004.

     For the year ended December 31, 2004, revenues from electric operations increased by 4.5% to $25.6 million compared to $24.5 million for the year ended December 31, 2003. The increase reflects primarily an increase of 4.25% in kilowatt-hour consumption.

     Registrant relies upon rate approval by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

     For the year ended December 31, 2004, other operating revenues increased by 75.1% to $1.8 million compared to $1.0 million for the year ended December 31, 2003 due primarily to approximately $544,000 of additional revenues associated with the operation of the water and wastewater systems at Fort Bliss, located near El Paso, Texas that commenced on October 1, 2004 pursuant to the terms of a 50-year contract with the U.S. Government. In addition, there was a $213,000 increase in ASUS’s contracted services.

Operating Expenses

     For the year ended December 31, 2004, 46% of the Company’s supply mix was purchased water as compared to 43% purchased water for the year ended December 31, 2003. Purchased water costs increased by 13.7% to $46.1 million compared to $40.5 million for the year ended December 31, 2003. The increase is due primarily to additional purchases of water to replace groundwater supply lost due to wells being removed from service. The wells were removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Metropolitan and Foothill districts. Together, the cost of purchased water in these districts increased by approximately $3.9 million. In addition, increases in the other districts totaled $1.1 million due to increases in water consumption and supplier rates. Finally, approximately $547,000 was incurred beginning in June 2004 in connection with the trucking of water in SCW’s Wrightwood customer service area due to a continued decline in water levels and production capacity in the existing wells. With the completion and placing into service of a new well, SCW stopped hauling water in August 2004. SCW has hired an engineering consultant to assist in finding a long-term answer to the water supply for the Wrightwood community. In the interim, the recent wet weather in Southern California has been beneficial to groundwater levels in the Wrightwood area.

     Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. Registrant has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. Registrant believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. However, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

     For the year ended December 31, 2004, the cost of power purchased for pumping decreased by 12.2% to $9.0 million compared to $10.2 million for the year ended December 31, 2003 due to additional wells being taken out of service due to water quality issues and for unscheduled maintenance which resulted in increased purchased water and less pumping, the effects of which were partially offset by higher consumption.

     For the year ended December 31, 2004, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division increased by 4.9% to $14.6 million compared to $13.9 million for the year ended December 31, 2003. The increase was due primarily to the reversal in 2004 of a $644,000 gain generated from a one-time sale of energy on the spot market in April 2001. The gain, which was previously recorded in April 2001 to the supply cost balancing account, was ordered by the Federal Energy Regulatory Commission (“FERC”) in March 2004 to be refunded, plus interest, to Mirant Americas Energy Marketing, Inc. (“Mirant Marketing”). This refund increased the cost of power purchased for resale during the year ended December 31, 2004, with a corresponding decrease in the supply cost balancing account included in the statement of income. There was no net impact on earnings. The sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements. In addition, there was a $254,000 increase in natural gas cost for the new 8MW generator that went on-line in the fourth quarter of 2004. These increases were partially offset by $148,000 of decreased purchased power for resale resulting from certain refunds and credits.

     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s purchased power agreements with Pinnacle West Capital Corporation (“PWCC”), which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $136,000 pretax unrealized loss on purchased power contracts for the year ended December 31, 2004 is due to a decrease in the current forward market prices since December 31, 2003. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

     For the year ended December 31, 2004, Registrant recorded a $5.7 million gain on the sale of water rights reflecting a favorable CPUC decision on July 8, 2004. As discussed previously, the $5.7 million represents settlement proceeds received in May 2004 from the City of Santa Monica relating to the sale and the assignment of rights regarding the Charnock Groundwater Basin.

     For the year ended December 31, 2004, groundwater production assessments decreased by 1.1% as compared to the year ended December 31, 2003 due to: (i) a reduction in pumped water production by approximately 1.8% and, (ii) SCW’s receipt of $740,000 for leasing excess water rights during the year ended December 31, 2004 as compared to $165,000 received during the year ended December 31, 2003. These excess water rights are recorded as a reduction to groundwater production assessments. These decreases were partially offset by increases in assessment rates levied against groundwater production, effective July 2003 and 2004. The decrease in pumped water costs was due primarily to wells in the Metropolitan and Foothill districts being down for maintenance and water quality reasons. This resulted in increased purchased water and less pumping.

     A decrease of $2.4 million during the year ended December 31, 2004 in the provision for supply cost balancing accounts as compared to the year ended December 31, 2003 primarily reflects the recording of a probable refund of $3.5 million to customers representing the net proceeds received from the Potentially Responsible Parties (PRPs) with respect to the Charnock Basin contamination, pursuant to a proposed decision issued by the CPUC in December 2003, which was finalized in July 2004. In addition, there was the $644,000 refund to Mirant Marketing, previously discussed in cost of power purchased for resale. These decreases were offset by the recording of $1.8 million net over-collection in the water memorandum supply cost accounts as a regulatory liability during 2004, with a corresponding charge booked to the provision for supply cost balancing account. This followed SCW’s filing of advice letters for Regions I and II related to the memorandum supply cost accounts on April 30, 2004. As a result, in May 2004, SCW began recording the net over-collection as a regulatory liability.

     For the year ended December 31, 2004, other operating expenses increased by 9.5% to $20.0 million compared to $18.3 million for the year ended December 31, 2003 due primarily to: (i) an impairment loss totaling $482,000 recorded in June of 2004 related to the Charnock Groundwater Basin assets being removed from rate-base pursuant to the CPUC order on July 8, 2004; (ii) higher labor costs which increased by approximately $447,000; (iii) higher operating expenses of $262,000 at ASUS due to the commencement of operations of the water and wastewater system at Fort Bliss; (iv) the receipt of $225,000 in 2003 in connection with a settlement agreement with a PRP for the contamination of one of SCW’s wells for previously incurred outside services in connection with this issue (There was no similar reimbursements in 2004); and (v) increases in various other operating expenses.

     For the year ended December 31, 2004, administrative and general expenses increased by 17.0% to $41.8 million compared to $35.7 million for the year ended December 31, 2003 due primarily to: (i) approximately $644,000 increase in outside legal and consulting services incurred in connection with new business development, most specifically in the area of privatization of water and wastewater systems at military bases, (ii) approximately $892,000 increase in outside services related to Sarbanes-Oxley compliance requirements, (iii) approximately $1.3 million increase in pensions and benefits due to actuarial assumption changes in the discount rate and expected long-term rate of return on plan assets, and increases in various benefit costs, (iv) the reversal of $500,000 and $1.9 million in water quality related reserves into income during the first quarter and fourth quarter of 2003, respectively, and (v) approximately $803,000 increase in general rate case expenses. Registrant believes that prudent administrative expenses approved in advance by state regulators to be incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates. Amounts included in each general rate case are estimated for future years. Overages from those estimates are not covered in rates.

     For the year ended December 31, 2004, depreciation and amortization expense increased by 5.2% to $20.8 million compared to $19.8 million for the year ended December 31, 2003 reflecting, among other things, the effects of recording approximately $35 million in additions to utility plant during 2003, depreciation on which began in January 2004. In addition, Region II’s general rate case was approved in August 2004 by the CPUC, which increased the depreciation composite rates retroactive to February 14, 2004 to match the timing of revenue recovery. This resulted in an increase in depreciation expense of approximately $344,000 for the year ended December 31, 2004. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

     For the year ended December 31, 2004, maintenance expense increased by 16.4% to $11.6 million compared to $9.9 million for the year ended December 31, 2003 due principally to an increase in required maintenance on SCW’s wells and water supply sources, an increase in main leaks and resultant emergency repairs, and acceleration of certain scheduled maintenance projects. These maintenance increases are included in each general rate case and are covered in rates.

     For the year ended December 31, 2004, taxes on operating income increased by 46.1% to $13.4 million compared to $9.2 million for the year ended December 31, 2003 due, in part, to an increase in pretax operating income of 28%. In addition, the effective income tax rate (“ETR”) applicable to the year ended December 31, 2004 reflects an increase of approximately five percentage points to 42.4% as compared to a 37.1% ETR applicable to the year ended December 31, 2003. Associated with this increase was a net positive increase in differences (principally related to compensatory and deferred-rate-case expenses) between book and taxable income that are treated as flow-through items. Positive flow-through differences increase tax expense in one year, with an offsetting decrease in tax expense occurring in another year.

     For the year ended December 31, 2004, other taxes increased by 6.3% to $8.8 million compared to $8.3 million for the year ended December 31, 2003 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the year ended December 31, 2004, other net income increased to $301,000 as compared to a loss of $3.6 million for the year ended December 31, 2003. This is a result of a CPUC decision on March 16, 2004 that ordered SCW to refund 70 percent of the total amount of lease revenues received form the City of Folsom since 1994, plus interest, to customers. Pursuant to the order, for the year ended December 31, 2003 SCW recorded a $6.2 million charge against non-operating income (less $2.5 million of taxes). In addition, during 2004 there was a $1 million reduction in SCW’s estimate of customer refunds associated with lease revenues from the City of Folsom.

Interest Charges

     For the year ended December 31, 2004, interest expense decreased by 1.2% to $17.9 million compared to $18.1 million for the year ended December 31, 2003 due primarily to repayment of $12.5 million of long-term debt in October of 2003 and recovery of carrying costs of approximately $168,000 on the costs incurred in the water quality Order Instituting Investigation matter authorized by the CPUC in March 2004, partially offset by increases in short-term borrowings.

Consolidated Results of Operations — Years Ended December 31, 2003 and 2002

	YEAR	YEAR
	ENDED	ENDED	$	%
	12/31/2003	12/31/2002	CHANGE	CHANGE
OPERATING REVENUES
Water	$187,163	$187,061	$102	0.1%
Electric	24,492	21,298	3,194	15.0%
Other	1,014	846	168	19.9%

Total operating revenues	212,669	209,205	3,464	1.7%

OPERATING EXPENSES
Water purchased	40,538	42,859	(2,321)	-5.4%
Power purchased for pumping	10,232	10,576	(344)	-3.3%
Power purchased for resale	13,867	15,818	(1,951)	-12.3%
Unrealized (gain) loss on purchased power contracts	(638)	2,530	(3,168)	-125.2%
Groundwater production assessment	7,344	7,416	(72)	-1.0%
Supply cost balancing accounts	6,590	(3,406)	9,996	293.5%
Other operating expenses	18,264	16,983	1,281	7.5%
Administrative and general expenses	35,726	30,010	5,716	19.0%
Depreciation and amortization	19,792	18,302	1,490	8.1%
Maintenance	9,932	9,839	93	0.9%
Taxes on income	9,167	12,949	(3,782)	-29.2%
Other taxes	8,250	7,681	569	7.4%

Total operating expenses	179,064	171,557	7,507	4.4%

Operating income	33,605	37,648	(4,043)	-10.7%

OTHER INCOME — NET	(3,643)	390	(4,033)	-1034.1%

INTEREST CHARGES	18,070	17,699	371	2.1%

NET INCOME	$11,892	$20,339	$(8,447)	-41.5%

     Net income for the year ended December 31, 2003 decreased 41.5% to $11.9 million, equivalent to $0.78 per common share on a basic and fully diluted basis, compared to $20.3 million or $1.34 per share for the year ended December 31, 2002. The decreases in recorded results reflect primarily the continued lack of timely approval of revenue increases by the CPUC, cooler weather conditions experienced during 2003 in the Company’s service areas as compared to the same time in 2002 resulting in a decrease in water demand, the recording of a $6.2 million refund of water right lease revenues pursuant to a CPUC order issued on March 16, 2004, the recording of a probable refund of $3.5 million to customers during the fourth quarter of 2003, increased operating expenses, reversal of $6.5 million in 2002 for potential non-recovery of electric power costs incurred to serve customers at SCW’s Bear Valley Electric customer service area, and various other reasons as discussed below.

Operating Revenues

     For the year ended December 31, 2003, revenues from water operations increased slightly by 0.1% to $187.2 million compared to $187.1 million for the year ended December 31, 2002. Higher water revenues reflect two rate increases for SCW’s Region II that were effective on January 21, 2003 and February 4, 2003, respectively. These rate increases are expected to generate additional water revenues of approximately $6.2 million annually. The rate increases were offset by a decrease of 3.0% in water consumption resulting from more precipitation and cooler temperatures in most of SCW’s service areas. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers causing fluctuations in Registrant’s revenues and earnings between comparative periods.

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

     Other operating revenues consist of water related services and operations on a contract basis ranging from services, such as billing and meter reading, to full operation of water utility related systems, all performed by ASUS. For the year ended December 31, 2003, other operating revenues increased by 19.9% to $1.0 million compared to $846,000 for the year ended December 31, 2002 due to the addition of a new billing contract with the City of Chino Hills which increased revenues by approximately $100,000.

Operating Expenses

     For the year ended December 31, 2003, purchased water costs decreased by 5.4% to $40.5 million compared to $42.9 million for the year ended December 31, 2002. The decrease is due primarily to: (i) higher costs in 2002 resulting from approximately $1.4 million incurred in connection with the purchasing and trucking of water in SCW’s Wrightwood customer service area due to a sudden and unexplained drop in groundwater level in the area during the early part of the third quarter of 2002 until January 2003; (ii) a $735,000 reimbursement from Aerojet on water purchased from the Sacramento Municipal Utility District (SMUD) pursuant to the Memorandum of Understanding entered into in October 2003; (iii) approximately $680,000 of refunds from Metropolitan Water District member agencies relating to the 2003 water year; and (iv) approximately $1.3 million due to overall lower consumption in 2003 compared to 2002. The decrease is offset by: (i) an increase of $400,000 in the costs of water rights pumped in SCW’s Region II and (ii) an increase of $1.2 million of additional purchased water in 2003 necessary to replace pumped water supply lost due to wells being temporarily removed from service as a result of water quality issues and mechanical problems, particularly in SCW’s Foothill district. Registrant takes a number of wells out of service from time-to-time due to various causes, including contamination by third parties. For the year ended December 31, 2003, 43% of our supply mix was purchased water as compared to 41% purchased water for the year ended December 31, 2002.

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

     For the year ended December 31, 2003, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 12.3% to $13.9 million compared to $15.8 million for the year ended December 31, 2002. This decrease is due to the upfront payments received from Pinnacle West Capital Corporation (PWCC) which result in lower power costs at a price of $74.65 per megawatt hour (MWh) effective November 2002 under SCW’s power supply agreements with PWCC as compared to $95 per MWh for energy purchased from Mirant Americas Energy Marketing, LLP (Mirant Marketing) under then existing contracts in the same period of 2002. Effective November 2002, SCW entered into a series of purchase power contracts with PWCC. Under the agreements, SCW will exchange 15 MWs of electric energy with PWCC that results in an upfront payment of $20.35 per MWh for 15 MWs over the period beginning November 1, 2002 through December 31, 2006. This upfront payment is being recorded as a reduction of purchased power costs that are included in the supply cost balancing account.

     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s purchased power agreements, with PWCC, which qualify as derivative instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $638,000 pretax unrealized gain on purchased power contracts for the year ended December 31, 2003 is due to an increase in the current forward market prices since December 31, 2002. There is no cash flow impact from the unrealized gains and losses on the purchased power contracts. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC.

     For the year ended December 31, 2003, groundwater production assessments decreased slightly by 1.0% to $7.3 million compared to $7.4 million for the year ended December 31, 2002 due to a decrease in pumped water, partially offset by increases in assessment rates levied against groundwater production effective July 2003.

     A positive entry for the provision for supply cost balancing accounts reflects recovery of previously under-collected supply costs. Conversely, a negative entry for the provision for supply cost balancing accounts reflects an under-collection of previously incurred supply costs. An increase of $10.0 million during the year ended December 31, 2003 in the provision for supply cost balancing accounts as compared to the year ended December 31, 2002 primarily reflects (i) new rates authorized in July 2002 to recover electric power costs which resulted in approximately $3 million of revenues to recover electric power costs, (ii) the approval on June 19, 2003 of the pre-November 29, 2001 water supply balancing accounts totaling $1.6 million, which SCW will be amortizing over 24 months, and (iii) the recording of a probable refund of $3.5 million to customers representing the net proceeds received from the PRPs with respect to the Charnock Basin contamination, pursuant to the proposed decision issued by the CPUC in December 2003, which was finalized in July 2004.

     For the year ended December 31, 2003, other operating expenses increased by 7.5% to $18.3 million compared to $17.0 million for the year ended December 31, 2002 due primarily to (i) higher labor, chemicals and water treatment costs which increased by almost $545,000, (ii) approximately $163,000 of refunds for a sewer service overpayment in June 2002 for which there was no counterpart in 2003; and (iii) reimbursements totaling $225,000 received during the year ended December 31, 2002 from settling parties for expenses incurred in the San Gabriel basin to meet water quality standards compared to recovery of 2002 expenses of $68,000 in 2003.

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

     For the year ended December 31, 2003, taxes on operating income decreased by 29.2% to $9.2 million compared to $12.9 million for the year ended December 31, 2002 due, in part, to a decrease in pretax operating income of 24.9%. In addition, the effective income tax rate (“ETR”) applicable to the year ended December 31, 2003 reflects a decrease of approximately two percentage points to 37.1% as compared to an ETR of 39.4% applicable to the year ended December 31, 2002. Associated with this decrease were differences between book and taxable income that are treated as flow-through items. Negative flow-through differences decrease tax expense in one year, with an offsetting increase in tax expense occurring in another year.

     For the year ended December 31, 2003, other taxes increased by 7.4% to $8.3 million compared to $7.7 million for the year ended December 31, 2002 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Other Income (Loss)

     For the year ended December 31, 2003, other income decreased to a $3.6 million loss compared to $390,000 income for the year ended December 31, 2002. The net decrease reflects a CPUC decision on March 16, 2004 that ordered SCW to refund 70 percent of the total amount of lease revenues received form the City of Folsom since 1994, plus interest, to customers. Pursuant to the order, for the year ended December 31, 2003 SCW recorded a $6.2 million charge against non-operating income (less $2.5 million of taxes). Registrant filed an appeal of the CPUC’s decision with the California Supreme Court. The Supreme Court denied Registrant’s appeal in February 2005. Other income (loss) also decreased due to the sale of a parcel of non-operating property in Region II of SCW in the first quarter of 2002 for which there was a gain of approximately $506,000.

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

         Accounting for Rate Regulation

•	Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When either SCW or CCWC file for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances could occur. Regulatory disallowances have on occasion significantly impacted AWR’s results of operations. For example, as a result of a December 2003 proposed CPUC decision, Registrant recorded a $3.5 million pretax charge to earnings in the fourth quarter of 2003. The proposed decision required SCW to refund to customers approximately $3.5 million in net proceeds received from potentially responsible parties since 1998 for the contamination of one of the Company’s groundwater supplies. Management believed the refund was probable and as a result, SCW established a regulatory liability as of December 31, 2003. The final decision, which adopted the proposed decision, was issued in July 2004. In addition, Registrant recorded a $6.2 million pretax charge to non-operating income in the 2003 accounting year to reflect a decision issued by the CPUC on March 16, 2004. The decision ordered SCW to refund 70 percent of the total amount of lease revenues received by the City of Folsom since 1994, plus interest, to customers. These and other CPUC decisions have had a significant impact on Registrant’s financial statements.

•	The utility subsidiaries, SCW and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. If rate recovery is no longer probable, Registrant is required to write off the related regulatory asset. At December 31, 2004, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of $49.5 million. Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as deemed necessary.

•	Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of SCW and CCWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant.

•	Depreciation is computed at composite rates based on depreciable plant at the beginning of each year and considered sufficient to amortize costs over the estimated remaining lives of assets. Depreciation studies are performed periodically and prospective changes in rates are estimated to make up for past differences. These studies are reviewed and approved by either the CPUC or the ACC. Changes in estimates of depreciable lives or changes in depreciation rates mandated by regulations could impact results of operations of Registrant in periods subsequent to the change. Depreciation is computed on the straight-line, remaining-life basis.

•	As prescribed by the CPUC under its Uniform System of Accounts for Water Utilities, SCW is allowed to capitalize a portion of general costs such as engineering, supervision, general office salaries and expenses, legal expenses, insurance, injuries and damages, pensions and benefits, and taxes, as overhead construction costs included in SCW’s Utility Plant. All overhead construction costs are charged to jobs on the basis of the amounts of such overhead expenses reasonably applicable thereto, so that each job bears its equitable proportion of such costs and its direct costs.

     Accounting for Supply Costs

     As permitted by the CPUC, SCW maintains electric supply cost balancing accounts and, prior to November 29, 2001, maintained water supply cost balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs are recorded as expenses and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. SCW accrues interest on its supply cost balancing accounts at the prevailing rate for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

     Water Supply Cost Memorandum Account – On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum supply cost account. The over- or under-collection of water supply costs is recorded in this memorandum account in a manner similar to the balancing account. In a decision issued on June 19, 2003 related to the memorandum supply cost account, the CPUC concluded that: (i) if a utility is within its 3-year rate case cycle and does not earn in excess of its authorized rate of return, the utility is entitled to recover its costs in the memorandum supply cost account, subject to a reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns in excess of its authorized rate-of-return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate-of-return, and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually.

     On April 30, 2004, SCW filed advice letters for Regions I and II for the period from November 29, 2001 to December 31, 2003 with respect to an approximate $1.4 million net over-collection, which has been recorded as a regulatory liability. An additional $451,000 of net over-collection related to the year ended December 31, 2004 has also been recorded as a regulatory liability at December 31, 2004. SCW recently filed an advice letter with the CPUC for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2003. Region III had a cumulative under-collection balance of $6.6 million and $5.2 million at December 31, 2004 and December 31, 2003, respectively, which are subject to earnings tests. A regulatory asset with respect to this under-collection will not be recorded until receipt of a CPUC decision authorizing the recovery of the under-collection.

     Electric Balancing Account – Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $22.9 million at December 31, 2004 which was mostly incurred during the energy crisis in late 2000 and early 2001. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable SCW to recover the under-collection. SCW sold 137,857,398, 132,849,639 and 131,826,314 kilowatt hours of electricity to its Bear Valley Electric division customers for the years ended December 31, 2004, 2003 and 2002, respectively. SCW anticipates electricity sales to be sufficient for it to recover the amount of the under-collection by August 2011. SCW is allowed to include only up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. During the years ended December 2004, 2003 and 2002, SCW expensed approximately $195,000, $240,000 and 718,000, respectively, for costs over $77 per MWh.

     Accounting for Derivative Instruments

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. SCW is a party to various block-forward purchase power contracts. Certain of these contracts qualify as an exception provided under the SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts that do not qualify for the normal purchases and normal sales exception have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings. On a quarterly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of the quarter. As these contracts are settled, the realized gains or losses will be recorded in power purchased for resale, and the unrealized loss will be reversed. This resulted in a pretax unrealized loss of $136,000, pretax unrealized gain of $638,000 and a pretax unrealized loss of $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     Accounting for Pension and Other Postretirement Benefits

     Registrant records plan assets, obligations and expenses related to its pension and other postretirement benefit plans based on actuarial valuations. Key assumptions in these valuations include discount rates, expected returns on plan assets, compensation increases and health care cost trend rates. Registrant believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience and market conditions. Net periodic pension cost increased from $3.0 million for the plan year ended December 31, 2003 to $4.0 million for the year ended December 31, 2004 due to actuarial assumption changes in the discount rate. Postretirement benefit cost under Registrant’s medical insurance plan also increased by approximately $72,000 or 7%. The increases are estimated and included in each general rate case and are recovered through rates. Net periodic pension and postretirement benefit costs for 2004 were computed using a discount rate and expected long-term rate of return on plan assets of 6.25% and 7.0%, respectively, as compared to 6.75% and 7.0% in 2003. Both pension and postretirement liabilities, and future pension and postretirement expense increase as the discount rate is reduced. In addition, pension and postretirement expense increase as the expected rate of return on plan assets decreases.

     At December 31, 2004, Registrant’s pension plan included a $70.8 million projected benefit obligation (PBO), $56.8 million in accumulated benefit obligation (ABO) and $51.2 million in plan assets. A 1% decrease in the discount rate would increase the PBO by approximately $7.1 million, with a corresponding change in the ABO. A 1% decrease in the expected rate of return on plan assets would increase pension expense by approximately $500,000.

     At December 31, 2004, Registrant’s medical insurance plan for employees hired prior to 1993 included $10.9 million in PBO and $3.9 million in plan assets. Total expense for the plan was approximately $1.1 million for 2004. Increasing the health care cost trend rate by one-percentage point would increase the accumulated obligation as of December 31, 2004 by $1 million and annual aggregate service and interest costs by $79,000. Decreasing the health care cost trend rate by one-percentage point would decrease the accumulated obligation as of December 31, 2004 by $875,000 and annual aggregate service and interest costs by $67,000.

     Unbilled Revenues

     SCW and CCWC record water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (service has been provided) but not billed by the end of each accounting period. By using the billed revenues based on the last meter reading and billed customer numbers, an average amount billed per customer is used to estimate the unbilled revenues for estimated average remaining days to the end of the reporting period. Unbilled revenues are recorded for both monthly and bi-monthly customers.

Liquidity and Capital Resources

     AWR

     AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW. On September 22, 2004, AWR issued 1,400,000 shares in a registered public offering and received proceeds of $33.4 million, net of underwriter fees and other issuance costs of $2.0 million. In October 2004, AWR issued an additional 50,000 shares, and received proceeds of $1,212,500, net of underwriter fees of $50,500 in connection with a partial exercise of the over-allotment option by the underwriters. The total net proceeds from these sales were infused into SCW as equity and utilized to pay down SCW’s inter-company short-term loan amount, which was borrowed from the $75 million credit facility at the parent level to temporarily fund its capital needs. AWR used the repayment funds from SCW to pay down the credit facility.

     Net cash provided by operating activities was $50.3 million for the year ended December 31, 2004 as compared to $46.8 million for the year ended December 31, 2003. The increase of $3.5 million was primarily attributable to the receipt of $8.7 million from Aerojet in connection with the Memorandum of Understanding (MOU) which accounted for the change in other accounts receivable and $5.7 million of settlement proceeds from the City of Santa Monica received in May 2004. (For more information about the Aerojet MOU, see the section entitled “Environmental Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations). These increases were offset by a $10.0 million increase in taxes paid in 2004 as compared to 2003. Cash flows pertaining to income taxes payable in 2003 differed significantly from those in 2004 and 2002 principally because (1) the amount of overpayments applied in 2003 from the preceding year’s return filings exceeded those applied in 2004 and 2002 by $1.9 million and $3.5 million, respectively, and (2) the amount of refunds received in 2003 exceeded those received in 2004 and 2002 by $2.1 million and $2.8 million, respectively. In addition, the additional negative cash flow associated with the 2004 estimated tax payments was attributable to applying the annualized-income approach to remit payments and a significant fourth-quarter bonus depreciation benefit.

     Net cash used in investing activities was $84.2 million for the year ended December 31, 2004 as compared to $57.2 million for the year ended December 31, 2003 due to higher capital expenditures consistent with budgeted increases.

     Net cash provided by financing activities was $25.4 million for the year ended December 31, 2004 as compared to $4.8 million for the year ended December 31, 2003. The change was due primarily to the proceeds received from the issuance of Common Shares in September and October 2004 that was then used to pay down $34.0 million of short-term borrowings. This was offset in 2004 by additional short-term borrowings of $23 million.

     In June 2002, AWR established a $75 million revolving credit facility, which matures in June 2005. Up to $15 million of this facility may be used for letters of credit. As of December 31, 2004, an aggregate of $45 million in cash borrowing included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility. AWR plans to renew and possibly increase the revolving credit facility prior to its expiration.

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

     Net cash provided by operating activities was $54.6 million for the year ended December 31, 2004 as compared to $47.4 million for the year ended December 31, 2003. The increase of $7.2 million in cash provided by operations was primarily attributable to the receipt of $8.7 million from Aerojet in connection with the MOU and $5.7 million of settlement proceeds from the City of Santa Monica. This was offset by an $10.5 million increase in taxes paid in 2004 compared to 2003 for the reasons described above in the discussion of AWR’s liquidity.

     Net cash used in investing activities increased to $79.9 million for the year ended December 31, 2004 as compared to $53.6 million for the same period of 2003 due to increased capital expenditures consistent with budgeted increases.

     Net cash provided for financing activities was $19.7 million for the year ended December 31, 2004 as compared to $2.9 million for the year ended December 31, 2003, reflecting primarily $35.1 million received by SCW from the issuance in September and November 2004 of Common Shares to AWR, which was used to repay inter-company short-term borrowings. This was offset in 2004 by additional short-term borrowings of $22 million.

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

     SCW also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. SCW has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of December 31, 2004, $50 million remained for issuance under this Registration Statement. Depending on market conditions, SCW plans to issue debt under this Registration Statement during the first six months of 2005 to pay down borrowings from AWR. AWR intends to use any funds received from SCW to pay down its borrowings under the revolving credit facility.

     In February 2005, Moody’s Investor Services (“Moody’s”) changed the rating outlook for $175 million of senior unsecured debt at SCW from A2 negative to A2 stable. Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). SCW currently has a debt rating of A- with negative outlook by S&P. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

     CCWC

     CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal operating sources. CCWC also relies on external sources, including long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

     CCWC, has long-term Industrial Development Authority Bonds (IDA Bonds) and a repayment contract due in 2006. Substantially all of the utility plant of CCWC is pledged as collateral for its IDA Bonds. The Bond Agreement, among other things, (i) requires CCWC to maintain certain financial ratios, (ii) restricts CCWC’s ability to incur additional debt, make liens, sell, lease or dispose of assets, merge with another corporation, and pay dividends, and (iii) requires CCWC to establish a debt service reserve fund held in trust for future payments. One of those covenants is the maintenance of a debt service coverage ratio of at least 2.0x, as defined and calculated in the loan and trust agreement, based on the twelve-month year end results. CCWC violated this debt service coverage ratio for the twelve-month period ended December 31, 2004 and has requested and received a waiver.

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

     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2004. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

($ in thousands)	Payments/Commitments Due by Period (1)

		Less than 1
	Total	Year	1-3 Years	4-5 Years	After 5 Years

Notes/Debentures(2)	$173,100	—	—	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	18,816	76	163	189	18,388
Other Debt Instruments(5)	2,063	183	430	459	991
Advances for Construction(6)	81,351	3,218	6,861	5,366	65,906
Purchased Power Contracts(7)	47,934	11,973	23,947	12,014	—
Unconditional purchase obligations(8)	28,814	28,814	—	—	—
Water purchase agreements (9)	69,680	17,172	34,214	5,764	12,530
Operating leases(10)	5,241	2,054	2,461	726	—
Employer contributions(11)	14,631	4,573	10,058	—	—
Chaparral City Water Co. (13)	14,562	1,628	971	1,031	10,932

SUB-TOTAL	$484,192	$69,691	$79,105	$25,549	$309,847

Other Commitments(12)	50,192

TOTAL	$534,384

(1)	Excludes interest, dividends, commitment, and facility fees.

(2)	The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material, or cross default provisions.

(3)	The private placement notes were issued pursuant to the terms of Note Agreements with substantially similar terms. The Note Agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the Note Agreements, SCW must maintain a minimum interest coverage ratio of two times interest expense. SCW does not currently have any outstanding mortgages or other encumbrances on its properties.

(4)	Consists of obligations under a loan agreement supporting $7.9 million in outstanding debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.9 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project (SWP). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, SCW has entered into agreements with various developers for 422 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5)	Consists of $1.3 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.5 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.3 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)	Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installation for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods.

(7)	Consists of the remaining balance of the purchased power contracts through December 2008.

(8)	Consists of non-cancelable commitments primarily for capital projects under signed contracts.

(9)	Water purchase agreements consist of (i) contracts with various governmental entities to purchase imported water for an aggregate remaining commitment of $62.3 million which expires on an agreement by agreement basis commencing in 2008 through 2012; (ii) a remaining amount of $3.1 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years); and (iii) an aggregate amount of $4.3 of other water purchase commitments with other third parties. In some cases, the amount of the commitment is estimated based on current rates per acre-foot of water purchased. These rates may be changed annually.

(10)	Reflects Registrant’s future minimum payments under non-cancelable operating leases.

(11)	Consists of Registrant’s expected contributions (all by employer) for its pension and postretirement plans. These amounts are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan). Registrant has included as an obligation the estimated minimum required contributions to its pension plan computed by its actuary. These amounts are subject to change based on the significant impact that returns on plan assets and changes in discount rates might have on such amounts.

(12)	Other commitments consist of (i) $75 million syndicated revolving credit facility, expiring in June 2005 of which $45.0 million is outstanding as of December 31, 2004, (ii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iii) an irrevocable letter of credit in the amount of $700,000 that expires in June 2005 for the deductible in Registrant’s business automobile insurance policy, (iv) an irrevocable letter of credit that expires March 31, 2005 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power; the amount of the credit is $585,000, (v) outstanding performance bonds of $11,300 to secure performance under franchise agreements with governmental agencies, and (vi) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+.

(13)	Consists of $7.4 million of outstanding obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $0.4 million outstanding repayment obligation to the United States Bureau of Reclamation (Bureau). The loan agreement contains provisions that establish a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. Based on the twelve-month year end results, CCWC violated this debt service coverage ratio for the twelve-month period ended December 31, 2004 and has requested and received a waiver. The Bureau obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions. In addition, CCWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 6,978 acre feet of water per year from CAP. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.7 million as of December 31, 2004. Furthermore, CCWC has entered into a commitment with the District to purchase 1,931 acre feet of water per year of additional water rights for an estimated amount of $1.1 million as of December 31, 2004. The price is subject to further adjustment and is expected to increase annually until final written agreement is executed which is expected in 2005.

     Under the terms of its power purchase contracts with Mirant Marketing and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. SCW will be in default under the terms of these contracts if its debt is rated less than BBB- by S&P or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc (“Moody’s”). SCW currently has a senior unsecured debt rating of A- with negative outlook by S & P and A2 with a recent upgrade from negative to “stable outlook” by Moody’s. Fitch does not rate SCW.

     S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

     Bear Valley Electric Service of SCW

     As of December 31, 2004, SCW had accrued $22.9 million in under-collected power costs, mostly incurred during the energy crisis in late 2000 and 2001 in connection with providing service to its Bear Valley Electric customers. SCW is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year through August, 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual costs for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed, unless the CPUC approves adjustments.

     Power Supply Arrangements at SCW’s Bear Valley Electric Service Area

     Most of the electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. Beginning April 1, 2001, SCW entered into a five-year and nine-month, block forward purchase contract with Mirant Marketing for 15 MWs of electric energy at a price of $95 per MWh through December 31, 2006. Mirant Marketing filed a complaint with the FERC seeking to be refunded all or a portion of the gain, $644,000, from Registrant’s sale of excess energy on the spot market in 2001 resulting from a one-month overlap of energy purchase agreements. In March 2004, the FERC issued an order requiring SCW to refund the $644,000, plus interest, to Mirant Marketing. This refund increased the cost of power purchased for resale during the year ended December 31, 2004, with an increase in the under-collection of the supply cost balancing account. There was no net impact on earnings. On November 1, 2004, the FERC issued another order, granting a request for clarification filed by the Western Systems Power Pool (“WSPP”) and supported by SCW in the complaint proceeding filed by Mirant Marketing in connection with the April 2001 sale. The order agrees with WSPP and SCW that the WSPP agreement allowed SCW to collect the WSPP agreement’s cost-based adder in addition to the SCW’s incremental cost of selling to Mirant Marketing. In the FERC’s original order, SCW was denied its request to charge the cost based adder. In the November 1, 2004 order, the FERC reversed this denial and stated that it denied SCW’s application of the adder to the Mirant Marketing sale premised solely on the view that the adder applied only in the case of owned resources. The result of this new order is to allow SCW to charge a $21.11 per MWh adder on top of the $95.00 per MWh. The amount of this adder results in a reduction in the amount refunded to Mirant Marketing in March 2004 by approximately $253,000 inclusive of interest. SCW will apply any payments received by Mirant Marketing as a reduction to SCW’s unrecovered purchased power costs in its electric supply cost balancing account, with a corresponding decrease in the cost of power purchased for resale, thus resulting in no net impact on earnings.

     On July 14, 2003, Mirant Marketing announced that, to facilitate its financial restructuring, it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Registrant has not experienced any interruption in the delivery of electric energy under the Mirant Marketing contract. At this time, Registrant expects no interruption in the delivery of electric energy under the contract.

     In June 2001, SCW executed an agreement with PWCC for an additional 8 MWs of electric energy to meet peak winter demands. The contract provided for pricing of $75 per MWh from November 1, 2001 to March 31, 2002, $48 per MWh from November 1, 2002 to March 31, 2003 and $36 per MWh from November 1, 2003 to March 31, 2004.

     In September 2002, SCW entered into a series of purchased power contracts with PWCC. Under the agreements, SCW will sell 15 MWs to PWCC of electric energy at a price of $95 per MWh beginning November 1, 2002 through December 31, 2006, and the 8 MWs of electric energy covered under the energy purchase agreement with PWCC discussed previously. In return, PWCC agreed to supply SCW with 15 MWs of electric energy at a price of $74.65 per MWh beginning November 1, 2002 through December 31, 2008, and an additional 8 MWs at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 period through March 31, 2008, and for the period November 1, 2008 through December 31, 2008. Settlement of these contracts occurs on a net or cash basis through 2006 and by physical delivery through 2008.

     The average minimum monthly load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, SCW buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased, including the transactions in the spot market, was approximately $78.27 per MWh for the year ended December 31, 2004 as compared to $78.60 per MWh for the same period of 2003. SCW’s average energy costs are impacted by pricing fluctuations on the spot market.

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

     In March 2004, SCW and Edison agreed to settle this suit. Under the terms of the settlement, SCW agreed to pay a $5 million project abandonment fee to Edison. Edison filed an application to the FERC for approval to treat the entire $5 million settlement payment as abandoned project cost to be included in Edison’s wholesale rate charged to SCW. In addition, Edison is to sell the Goldhill substation and associated transmission line to SCW at its book value. SCW made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. In August 2004, the FERC approved Edison’s application and SCW recorded the $1.4 million payment in the supply cost balancing account. This amount was previously recorded as a regulatory asset pending FERC approval of Edison’s application. In addition, monthly payments totaling $228,822 made to Edison during the year ended December 31, 2004 are also included in the electric supply cost balancing account.

     New Generation Facility

     As a means of meeting the increasing demands for energy and limiting SCW’s exposure to changes in spot market prices, SCW has constructed a natural gas-fueled 8.4 MW generation facility. The generator went on line during the third quarter of 2004. SCW filed for increased rates in the third quarter of 2004, using a special filing called a “Major Additions Adjustment Clause” or “MAAC” filing that should result in 100% of the revenue requirement related to this facility being included in rates. We anticipate the new rates will be in effect in the second quarter of 2005. See the section entitled “Regulatory Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details.

Construction Program

     SCW maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. As of December 31, 2004, SCW has unconditional purchase obligations for capital projects of approximately $28.8 million. In addition, SCW’s Board of Directors also approved the 2005 net capital budget of approximately $57.8 million primarily for upgrades to its water supply and distribution facilities. During the years ended December 31, 2004, 2003 and 2002, Registrant spent $84,216,000, $57,211,000 and $40,655,000, respectively, for these purposes.

     CCWC’s Board of Directors also approved the 2005 net capital budget of approximately $1.4 million.

     AWR and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments. FBWS has capital commitments that are being funded by the U.S. Government.

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

     Rates that SCW and CCWC are authorized to charge are determined by the CPUC and the ACC, respectively, in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year in California and using an historical test year, as adjusted, in Arizona. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a return on rate base. Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions.

     Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between SCW and its affiliates. The ACC also regulates certain transactions between CCWC and its affiliates. FBWS, a wholly owned subsidiary of ASUS, formed to own, operate and maintain the water and wastewater systems at Fort Bliss is regulated by the Texas Commission on Environmental Quality (“TCEQ”). However, the amounts charged by FBWS for water and wastewater services at U.S. Army Fort Bliss will be based upon the terms of the 50-year contract between FBWS and the United States of America, rather than rates set by the TCEQ. Under the terms of this agreement, FBWS has agreed to own, operate and maintain the water and wastewater systems at Fort Bliss for a net fixed price of $181,206 for operation and maintenance, and $147,146 for renewals and replacements per month for a period of two years. Prices will be re-determined at the end of the two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.

     For rate-making purposes, the 22 customer service areas of SCW are grouped into 9 water districts and 1 electric district. Water rates vary among the 9 water ratemaking districts due to differences in operating conditions and costs. SCW monitors operations on a regional basis in each of these districts so that applications for rate changes may be filed, when warranted. Under the CPUC’s practices, rates may be increased by three methods: (i) general rate case increases (GRC’s), (ii) offsets for certain expense increases including but not limited to supply cost offset and balancing account amortization, and (iii) advice letter filings related to certain plant additions and other operating cost increases. GRC’s are typically for three-year periods, which include step increases for the second and third years. Rates are based on a forecast of expenses and capital costs. GRC’s have a typical regulatory lag of one year. Offset rate increases and advice letter filings typically have a two to four month regulatory lag.

     Changes in Rates

     The following table lists information on estimated annual rate changes for SCW as approved by the CPUC during 2004, 2003 and 2002.

($ in 000’s)	Supply	Balancing	General
	Cost	Account	and Step	Advice
Year	Offset	Amortization	Increases	Letters	Total

2004	—	$(423)	$13,677	$483	$13,737
2003	—	689	219	6,263	7,171
2002	—	(1,926)	322	6,029	4,425

     On November 2, 2004, SCW filed advice letters with the CPUC for step increases for Region II in an amount of approximately $2.8 million and attrition increases of approximately $2.4 million for Region III that were approved and became effective January 1, 2005.

     On August 20, 2004, the CPUC approved rate increases for SCW’s Regions I and II. The rate increases in three customer service areas of SCW’s Region I generated annual revenues in 2004 of $382,100 and is retroactive to January 1, 2004. The rate increases in SCW’s Region II customer service provided for increased annual revenues of $5.2 million in 2004 including the interim rates received early in 2004, and are anticipated to provide additional increases of $5.4 million and $5.2 million in 2005 and 2006, respectively. The rate increases for 2005 and 2006 are subject to an earnings test. Because of this earnings test, the 2005 rate increase has been reduced to $2.4 million. Furthermore, due to delays in the CPUC’s review and processing of the Region I and Region II General Rate Case applications, SCW was permitted to charge interim rates that were effective on January 1, 2004 for Region I and February 14, 2004 for Region II, subject to refund. The August 2004 CPUC decisions authorized SCW to file advice letters to recover over a period of not less than one year, the difference between the interim rates authorized in early 2004, and the new rates authorized in the decision. As a result of this decision, approximately $2.2 million has been recorded as a regulatory asset with a corresponding increase to revenues during the third quarter of 2004. The collection of retroactive revenues as recorded will be recovered through surcharges, together with the 2004 revenue requirement authorized by the CPUC in the GRC decisions.

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

     In 1994, SCW entered a contract to lease, to the City of Folsom, 5,000 acre-feet per year of water rights to the American River. In the decision issued on March 16, 2004 the CPUC determined that SCW failed to seek the CPUC’s approval to effectuate the lease. As a result, SCW was required to pay a net fine of $180,000 to the CPUC, and to refund 70 percent of the total amount of lease revenues since 1994, plus interest, to customers. Pursuant to the order, SCW recorded $6.2 million as a regulatory liability with a corresponding charge against income (less tax) during the fourth quarter of 2003. During the three months ended June 30, 2004, there was a change in SCW’s estimate of customer refunds, recorded as a regulatory liability, associated with lease revenues from the City of Folsom based on the final refund amount of $5.2 million approved by the CPUC. Pursuant to the order, the apportionment of any lease revenues that SCW may collect in the future will be determined by a later decision. Therefore, beginning in the first quarter of 2004, all amounts billed to the City of Folsom are included in a regulatory liability account until all uncertainties about this matter are resolved with the CPUC. For the year ended December 31, 2004, SCW recorded an additional $1.1 million in the regulatory liability account. SCW appealed the decision. The CPUC denied the Company’s request for an appeal. The Registrant subsequently filed with the Supreme Court of California to hear the matter, which has been denied.

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

     The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision, resulting in a $5.2 million net pretax increase in operating income. The City also indemnified SCW from related claims. SCW recorded the impairment loss on assets removed from rate-base in “other operating expenses”. For more information, see the section entitled “Environmental Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     As of December 31, 2004, SCW had accrued approximately $22.9 million in under-collected purchased power costs included in its Bear Valley Electric (“BVE”) balancing account. A 2.2¢ per kilowatt hour surcharge, authorized by the CPUC in 2001, is in place for recovery of its under-collection in the electric balancing account and is authorized to remain in place until August, 2011.

     On July 17, 2002, the CPUC also approved $77 per MWh of purchased power costs through rates. BVE is allowed to include its actual purchased power costs up to an average annual weighted cost of $77 per MWh each year, through August 2011, in its balancing account. To the extent BVE’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential would offset amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, BVEI is not able to include these amounts in its balancing account and such amounts are expensed. For the years ended December 31, 2004, 2003 and 2002, SCW has expensed $195,000, $240,000 and $718,000, respectively, for costs over $77 per MWh. See the section entitled “Bear Valley Electric Service of SCW” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Pending Rate Changes

     On July 10, 2003, the CPUC approved the Certificate of Public Convenience and Necessity (CPCN) for construction of an 8.4 MW natural gas-fueled generation facility on a portion of its property in the City of Big Bear Lake. The capital cost of the generating facility was approximately $13 million. The CPUC’s order authorized construction and enables SCW to file a rate application to generate estimated annual revenue increase of about $2.4 million. SCW filed for increased rates in the third quarter of 2004, using a special filing called a “Major Additions Adjustment Clause” or “MAAC” filing that should result in 100% of the revenue requirement related to this facility being included in rates. We anticipate the new rates will be in effect in the second quarter of 2005.

     SCW and the Office of Ratepayers Advocates have mutually agreed to a rate adjustment plan for Region I for 2005 to 2007. If finalized, the new rates are expected to generate an additional $2.7 million in annual revenues for 2005.

     In 2000, the CPUC authorized the establishment of a memorandum account into which SCW was allowed to record costs it incurred in prosecuting the contamination suits filed against the State and Aerojet. The CPUC also authorized SCW periodically to seek recovery of such recorded costs from ratepayers. In that regard, SCW sought interim cost recovery and was authorized to increase rates, effective April 28, 2001, in an amount sufficient over a six-year period to offset approximately $1.8 million in such legal and expert costs recorded in the memorandum account that had been incurred on or before August 31, 2000. As of December 31, 2004, approximately $15.3 million in legal and consulting related costs, including the unamortized portion of the $1.8 million, has been recorded as deferred charges and included in “Regulatory Assets” on the SCW balance sheets.

     In a proceeding currently pending at the CPUC, SCW has requested a twenty-year amortization of the remaining balance of the costs recorded in the memorandum account, net of any reimbursement amounts received from defendants, insurers and others. Given the expected timing for the issuance of a final decision in this proceeding (third quarter 2005), SCW filed a motion seeking another interim amortization. In this motion, SCW proposed to amortize $6 million of the $15.7 million of the memorandum account balance over a 10 year period, and to increase rates accordingly, subject to refund. In January 2005, a joint ruling of the assigned Commissioner and Administrative Law Judge denied SCW’s request for an interim amortization. The motion was denied primarily because the CPUC did not consider interim relief to be needed when the hearing on the merits is only weeks away (March 14-15, 2005) and an expected proposed decision, and CPUC action on it, may be issued as soon as the second or third quarter of 2005. Management remains of the opinion that the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have accumulated in this memorandum account. Management will continue to monitor the rate making process for this matter and assess the probability of recovery of these costs on a quarterly basis. Furthermore, it is management’s intention to offset any settlement proceeds from Aerojet first against the guaranteed $8 million note from Aerojet and then against the balance in the memorandum account at the time of receipt of the settlement payments.

     Other Regulatory Matters

     In a decision issued on June 19, 2003 on supply cost memorandum accounts, the CPUC concluded that (i) if a utility is within its rate case cycle and does not earn over its authorized rate of return, the utility is permitted to recover its costs in the memorandum supply cost account subject to reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns over the authorized return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate of return; and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually. On April 30, 2004, SCW filed advice letters for Regions I and II for the period from November 29, 2001 to December 31, 2003 with respect to an approximately $1.4 million net over-collection. This over-collection has been recorded as a regulatory liability at December 31, 2004. An additional $450,000 of net over-collection has also been recorded as a regulatory liability at December 31, 2004. This regulatory liability was generated during the year ended December 31, 2004. Pursuant to a resolution received recently from the CPUC, SCW has filed an advice letter for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2003. Region III had a cumulative under-collected balance of $6.6 million and $5.2 million at December 31, 2004 and 2003, respectively, which are subject to earnings tests. A regulatory asset with respect to this under-collection will not be recorded until receipt of the pending CPUC decision authorizing the under-collection.

     On September 2, 2004, the CPUC issued an order instituting rulemaking (OIR) on Gain on Sale. The stated intention of the OIR is to establish clear guidelines for the disposition of capital gains from the sale of utility property. The draft of the OIR indicates that the CPUC is considering a sharing formula, with shareholders receiving between 5 and 50 percent of the gain. There is no schedule for evidentiary hearings and/or workshops at this time. Management is unable to predict the outcome of this OIR.

     CCWC filed its rate case with the ACC in August 2004. CCWC is expecting the new rates will be approved and effective in early 2006. The filed rate request, if approved by the ACC, would increase CCWC’s revenue requirement by approximately 29%.

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

     SCW, CCWC and FBWS currently test their wells and water systems according to requirements listed in the Safe Drinking Water Act (“SDWA”). Water from wells found to contain levels of contaminants above the established MCL’s is treated to reduce contaminants to acceptable levels before it is delivered to customers. If treatment is not possible, the wells are shut down. Since the SDWA became effective, SCW and CCWC have experienced increased operating costs for testing to determine the levels, if any, of the constituents in their sources of supply and additional expense to treat contaminants in order to meet the MCL standards. Treatment costs may cause SCW and/or CCWC to experience additional capital costs as well as increased operating costs. The CPUC and ACC ratemaking processes provide SCW and CCWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with water quality. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and ACC, as applicable. FBWS may recover additional capital costs associated with a change in law or changes in circumstances from the U. S. Government as an equitable adjustment to the fee for providing services on Fort Bliss.

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

     Regulation of Disinfectant/Disinfection By-Products

     SCW and CCWC are also subject to regulations concerning disinfectant/disinfection by-products (DBP’s). Stage I of the regulations was effective in November 1998 with full compliance required for systems serving 10,000 or more persons by 2002 and for systems serving fewer than 10,000 persons by 2004. Stage I requires reduction of trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter on a system wide running annual average. SCW has already implemented modifications to the treatment process in its Bay Point and Cordova systems to achieve compliance Upgrades to the Calipatria plant were completed by the third quarter of 2004. Further modifications to the Calipatria plant will be in place by the end of June 2005 to ensure continued compliance.

     The EPA is not permitted to use the cost/benefit analysis provided for in the 1996 SDWA amendments for establishing the Stage II rules applicable to DBP’s but may utilize the regulatory negotiating process provided for in the 1996 SDWA amendments to develop the Stage II rule.

The Stage 2 Disinfectant/Disinfection By-Products Rule (DBPR) and the Long-Term 2 Enhanced Surface Water Treatment Rule (LT2ESWTR)

     The Long-Term 2 Enhanced Surface Water Treatment Rule (LT2ESWTR) was published in the Federal Register on August 11, 2003, and the Stage 2 Disinfectant/Disinfection By-Products Rule (DBPR) was published shortly thereafter on August 18. These proposed Rules are very complex and EPA has asked for comments on hundreds of technical issues. The comment period expired in January 2004. Registrant is currently waiting for the EPA to finalize these proposed rules to determine the impact. It is currently estimated that these rules will be formally proposed by the EPA during the summer of 2005.

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

     Regulation of Radon and Arsenic

     On October 31, 2001, EPA established an arsenic MCL at 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in SCW’s system and two wells in CCWC’s system. The effective date for utilities to comply with the standard is January 2006. Company wells used to supply SCW’s and CCWC’s systems are expected to be in compliance with this standard once it comes into effect. The California DOHS Office of Environmental Health Hazard Assessment (OEHHA) published the final Public

Health Goal (PHG) of 4.0 parts per trillion in April 2004. This is the first step for California to adopt its own MCL for arsenic. The DOHS MCL process is expected to take up to a year (even as an emergency regulation). If the DOHS establishes a limit that is more stringent than the limit established by the EPA, SCW will be required to comply with this more stringent requirement.

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

     Perchlorate Notification Level Activities

     In January 2002, DOHS reduced the Perchlorate notification level (formerly termed the action level) from 18 ppb to a level of 4 ppb, based upon new information from the EPA.

     SCW has removed eight wells from service in its Rancho Cordova system and six additional wells in various other systems since they contained perchlorate in amounts in excess of the action level of 4 ppb. On December 6, 2002, the OEHHA published a revised draft perchlorate Public Health Goal (PHG) of 2 to 6 ppb. This is the first step in the establishment of an MCL in California. A revised PHG of 6 ppb was adopted by OEHHA in the first quarter of 2004 after which DOHS revised the state notification level for perchlorate from 4 ppb to 6 ppb. In January 2005, the National Academy of Sciences issued a report evaluating EPA’s reference dose for health risk information. This report concluded that a higher reference was appropriate. It is not certain what effect, if any, this report will have on California’s MCL. The California MCL for perchlorate is expected to be finalized in 2005. SCW is continuing to periodically monitor all of its water supplies to determine that levels of perchlorate are below the action level currently in effect.

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

     Aerojet has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that contamination in SCW’s Rancho Cordova service area is also related to the activities of Aerojet. In 2000, SCW filed suit against Aerojet for contamination of SCW’s ground water supply in its Rancho Cordova system.

     On October 12, 2004, Registrant reached a final settlement with Aerojet of litigation relating to this contamination. Under the terms of the settlement, Aerojet paid SCW $8.7 million in the first quarter of 2004. Aerojet will pay an additional $8 million, plus interest, over a period of five years commencing in December 2009. These payments reduce SCW’s costs of utility plant and purchased water by $16 million and $735,000, respectively. Aerojet had previously reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply. In addition, Aerojet has agreed to reimburse SCW $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The source of these later reimbursements are solely from connection fees anticipated to be received by Aerojet in a new development area owned by Aerojet adjacent to the SCW’s Rancho Cordova system.

     Aerojet will also transfer its remediated groundwater to the Sacramento County Water Agency, which will provide treated water for distribution to SCW and other water purveyors affected by the contamination. This arrangement, together with other mitigation measures, should afford SCW a reliable and safe water supply for its Rancho Cordova customers. Registrant and Aerojet have also signed three separate agreements requiring Aerojet to pay for certain transmission pipelines and upgrades to the Coloma Treatment Plant as a contingency plan, should additional wells be impacted. The value of the three agreements approximates $6.8 million in capital improvements and the projects are expected to be completed by the third quarter of 2005.

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

     On May 8, 2003, the CPUC issued a decision approving the settlement agreement. Pursuant to the decision, SCW has subsequently filed a report that sets forth specific details as to SCW’s plans to reinvest the net proceeds of $5.2 million from the settlement agreement with the City of Santa Monica. In a CPUC decision approved on July 8, 2004, SCW is directed to (i) track the net settlement proceeds in an interest-bearing memorandum account to fund capital for infrastructure improvements over an eight year period or less, (ii) maintain records of all memorandum account activity, (iii) obtain the CPUC’s approval to include those capital costs in rate base as the improvements become necessary and useful, (iv) remove relevant assets from rate base, and (v) refund to ratepayers the net proceeds received from PRPs, for which $3.5 million was recorded as a liability in December 2003.

     In May 2004, SCW received the full settlement payment of $5.7 million from the City. The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision, resulting in a $5.2 million net pretax increase in operating income. SCW recorded the impairment loss on assets removed from rate-base in “other operating expenses”.

     Matters Relating to SCW’s Yorba Linda Water System

     The compound MTBE has been detected in a well serving SCW’s Yorba Linda water system. To date, the well has not shown MTBE above the DOHS secondary standard of 5.0 ppb. SCW has constructed an interconnection with the Metropolitan Water District of Southern California to provide for the needed supply for this system in the event the well experiences levels of detection in excess of the DOHS standard.

     SCW met with the Regional Water Quality Control Board, the Orange County Water District (OCWD) the City of Anaheim, the DOHS and three potentially responsible parties (PRPs) to define the extent of the MTBE contamination plume and assess the contribution from the PRPs. The PRPs voluntarily initiated a work plan for regional investigation. While there have not been significant disruptions to the water supply in Yorba Linda to this point in time, no assurances can be given that MTBE contamination will not increase in the future. In December 2003, a settlement was reached between SCW and the PRPs. Under the settlement agreement, the PRPs paid SCW $581,250 in January 2004 for reimbursement of costs related to the issue, and will pay up to $260,000 per year for five years (through 2008) for incremental supply costs should the MTBE level in the well exceed the DOHS secondary standard.

     Matters Relating to SCW’s San Gabriel Water Systems

     Perchlorate and/or Volatile Organic Compounds (VOC) have been detected in five wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit resulting in reimbursement to SCW of the $1 million in capital cost of VOC treatment facilities and contribution of approximately $380,000 towards future operating and maintenance costs of the facilities.

     In response to the filing of the Federal lawsuit, the PRP defendants filed motions to dismiss the suit or strike certain portions of the suit. Following a hearing on these motions on March 31, 2003, the judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. In this same suit, the PRPs have filed cross-complaints against the Registrant, the other two affected water purveyors, the WQA and the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the San Gabriel Valley Groundwater Basin for use by Registrant and the other two affected water providers and for other related claims. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

     On August 29, 2003, the US Environmental Protection Agency (EPA) issued Unilateral Administrative Orders (UAO) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of SCW’s impacted wells draw water. SCW was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the Federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs, including those that previously settled with the Water Entities on VOC matters, regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions in order to arrive at a complete resolution of all issues affecting the Federal lawsuits and the UAO. Registrant is presently unable to predict the ultimate outcome of any of these settlement discussions.

     Three other wells serving customers in SCW’s San Gabriel customer service area are also impacted by VOC contamination. A settlement with several PRPs together with federal funds administered by WQA resulted in reimbursement of 100% of the $1.1 million in capital costs, $205,000 of past operations and maintenance costs and 100% of future operations and maintenance costs for a period of up to 30 years for VOC treatment facilities at these wells.

     Bark Beetle Infestation in SCW’s Bear Valley Electric Service Area

     In a Proclamation issued on March 7, 2003 former Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego. On April 3, 2003, the CPUC issued an order requiring Edison, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric, are authorized to make annual advice letter filings requesting recovery of the costs of removal and mitigation. SCW has determined the scope and magnitude of the bark beetle infestation in its Bear Valley Electric service territory to date and has formulated a course of action to mitigate the fire potential in its rights-of-way. Estimated costs of dead tree removal are $620,000 based on experiences with other utility vegetation management programs and current information gathered and assessed for the Big Bear Lake area. These costs represent only the cost of addressing the problem to date. If the drought continues, the infestation will likely spread and mitigation costs may increase. The recent rains and abundant snowfall have provided much needed relief to all of Southern California. SCW expects that current and future costs incurred in remediation of bark beetle infestation will be recoverable in rates through the annual advice letter filings, as the April 2003 order issued by the CPUC contained cost recovery provisions. As of December 31, 2004, approximately $290,000 has been incurred and is recorded as a regulatory asset on the balance sheets.

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

Water Supply

     SCW’s Water Supply

     During 2004, SCW supplied a total of 87,207,000 CCF of water, or approximately 179 million gallons per day on average. Of this amount, approximately 51.2% came from pumped sources and 45.4% was purchased from others, principally the Metropolitan Water District of Southern California (“MWD”). The remaining was surface water principally supplied by the Bureau of Reclamation (the “Bureau”) under a no-cost contract and by the Sacramento Municipal Utility District (“SMUD”), the cost of which is reimbursed by Aerojet-General Corp. pursuant to the October 2004 settlement agreement. For more information, please see the section entitled “Environmental Matters” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. During 2003, SCW supplied 85,204,000 CCF of water, 53.2% of which came from pumped sources, 43.2% was purchased principally from MWD, and the Bureau and SMUD supplied the remainder.

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

     On October 17, 2003 Federal government, State government, and four Southern California water agency officials, including the MWD, met to sign the Quantification Settlement Agreement (QSA) that allocates to each state a share of the Colorado River. Under the QSA, MWD will have access (as in the past) to Colorado River water and up to 1.6 million acre feet of additional water that the Imperial Irrigation District proposes to conserve and sell to the state. With the signing of this agreement California once again has access to excess Colorado River water for the next 13 years. MWD has also publicly stated that it is stepping up a number of efforts including desalination, conservation, recycling, transfer and storage, to increase water supplies.

     SCW’s water supply and revenues are significantly affected, both in the short-run and the long-run, by changes in meteorological conditions. The water supply outlook for California in 2005 is positive. Significant storms in late December 2004 and early January 2005 resulted in well above average snow pack in California mountains. This sets the stage for increased stream flows into area reservoirs during the spring and summer 2005.

     For the water-year from October 2004 to date, precipitation has been well above average. Based on information publicly available from the California Department of Water Resources, most of California has received over 150% of average levels with some parts of Southern California receiving over 300%. Snow pack level in California is at 165% of average. Reservoir levels have likewise improved with increased precipitation. Statewide California reservoirs, while not near full levels, are generally at 100% of average for early in the year.

     Although overall groundwater conditions are presently at adequate levels, certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused SCW to increase its reliance on purchased water in its supply mix. For further information, see Part I, Item 3 in Legal Proceedings.

     As a result of below normal precipitation and faster than normal melting of the winter snowpack, during the 2003-2004 winter, coupled with an increase in customer demands in SCW’s Wrightwood customer service area, SCW’s groundwater water supply again began to be severely impacted in late June 2004. In response to this emergency situation, SCW undertook a number of steps to continue to provide sufficient water service, including trucking water into the area from nearby sources beginning June 29, 2004 and ending August 28, 2004, informing customers of more stringent conservation measures, and expediting the drilling and equipping of a new well, which came on line in late August. SCW experienced an increase of approximately $547,000 in operating costs associated with the trucking of water for the year ended December 31, 2004. SCW intends to seek recovery of these costs at the CPUC. In the meantime, the recent rainfall and snowfall have returned wells in Wrightwood to more normal levels.

     To meet its water supply needs, SCW has contracts with various governmental entities and other parties to purchase water or water rights for an aggregate amount of $69.7 million. Included in this amount as of December 31, 2004 is $62.3 million that remains outstanding under purchase agreements with governmental entities which expire on an agreement by agreement basis commencing in 2008 through 2012. Each of these contracts contain minimum take or pay provisions with the terms and conditions for pricing under each contract varying. SCW plans to continue to purchase and use at least the minimum water requirement under the respective contracts in the future. The amount of the remaining obligations was estimated based on current rates per acre-foot. These rates may be changed annually. Also included in the $69.7 million is a remaining commitment of $3.1 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. SCW has an option to renew this agreement for 10 more years.

     CCWC’s Water Supply

     Similar to California, the water supply outlook for Arizona is optimistic. Precipitation has been over 300% of normal in some parts of Northern Arizona. In Arizona, the snow pack level at the Salt River Basin is at 118% and the Verde River Basin at 165% of average. The Colorado River Basin has so far had almost 20 inches (325% of average level at this time) of rain in an area which usually gets 17.35 inches during the entire year.

     Based on information publicly available from the Arizona Department of Water Resources, statewide Arizona reservoirs are at 84% of normal for this time of the year. The Colorado River Basin lakes, such as Lake Powell, Mead, Mohave and Havasu, are at 25.8 million acre-feet or approximately 60% of average. During 2003, these lakes were at only 48% of average. The spring and summer runoff for the Salt River Basin and Verde River Basin in Arizona are expected to be over 160% of average. For this water year so far, 1.35 million acre-feet of water has flowed into Lake Powell which is 104% of average. The April-July inflow to Lake Powell is expected to be 9.0 million acre-feet or 115% of average.

     CCWC has been given an M&I (Municipal and Industrial) designation for purposes of determining priority for allocations of water from the Central Arizona Project (“CAP”) . The first curtailment of CAP deliveries in the event of shortage would occur to non-Indian agricultural users. Such users accounted for a third of CAP deliveries in 2004, creating a buffer for M&I users such as CCWC. Though it is difficult to predict drought conditions with certainty, the priority for users of CAP, such as CCWC, provides an improved outlook for CCWC supplies.

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

     On April 7, 2004 ADWR issued a decision confirming that CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 9,828 acre-feet per year for a minimum of 100 years which is greater than CCWC’s projected demand for the calendar year 2014 of approximately 8,000 acre-feet. The 9,828 acre-feet is comprised of our existing CAP allocation of 6,978 acre-feet per year, 350 acre-feet per year groundwater allowance, incidental recharge credits of 500 acre-feet per year, and our Central Arizona Groundwater Replenishment District (CAGRD) contract of 2,000 acre-feet per year. Our existing groundwater account balance of 35,829 acre-feet provides approximately 350 acre-feet per year for a hundred years.

     The Arizona Water Settlement Act was signed into law in December of 2004. This legislation provides for an additional CAP allocation to CCWC in the amount of 1,931 acre-feet per year. In order to receive this additional allocation, CCWC must enter into revised contract with the Central Arizona Water Conservation District (the “District”). CCWC expects agreement to be reached on this amendment during 2005. Once a revised contract with the District is executed, CCWC intends to apply to ADWR to modify and increase its Designation of Assured Supply from 9,828 acre-feet per year to 11,759 acre-feet per year. CCWC has entered into a commitment with the District to purchase the 1,931 acre feet of water per year of additional CAP water rights for an estimated amount of $1.1 million as of December 31, 2004. The price will be subject to further adjustment and is expected to increase until final written agreement is executed. In addition, CCWC has a long-term water supply contract with the District through September 2033, and is entitled to take 6,978 acre feet of water per year from CAP. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.7 million as of December 31, 2004 with $195,000 paid each year.

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

     Significant claims have been asserted against us in water quality litigation

     We were sued, along with others, in twenty-two water quality related lawsuits alleging personal injury and property damage as a result of the delivery of water that was allegedly contaminated. Nineteen of the lawsuits involved plaintiffs who received water from two groundwater basins in Los Angeles County were dismissed in August 2004. Several plaintiffs filed an appeal on September 21, 2004. SCW is unable to predict the outcome of the appeal. The other three lawsuits involved plaintiffs in Sacramento County have been permanently dismissed.

     Persons that are potentially responsible for causing the contamination of groundwater supplies have also been increasingly asserting claims against water distributors on a variety of theories and have thus far successfully brought the water distributors (including us) within the class of potentially responsible parties in Federal court actions pending in Los Angeles county. This increases the costs of seeking recovery from the potentially responsible parties and the risks associated with seeking recovery of these costs. Management believes that rate recovery, proper insurance coverage and reserves are in place to appropriately manage against these types of claims. Such claims, if ultimately resolved unfavorably to us, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

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

Environmental regulation has increased, and is expected to continue to increase our operating costs

     Our regulated subsidiaries are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

•	The 1996 amendments to the Safe Drinking Water Act that require increased testing, reporting and treatment of water to reduce specified contaminants to maximum contaminant levels

•	Approved regulations requiring increased surface-water treatment to decrease the risk of microbial contamination; these regulations affect SCW’s five surface water treatment plants and two CCWC plants

•	Additional regulation of disinfect ants/disinfect ant byproducts

•	Additional regulations requiring disinfection of certain groundwater systems

•	Regulation of arsenic and radon

•	Changes in the notification level relating to, and the proposed adoption of maximum contamination levels for, perchlorate and other by products of the production of rocket fuel

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

     Water shortages may affect us in a variety of ways:

•	They adversely affect supply mix by causing us to rely on more expensive purchased water.

•	They adversely affect operating costs.

•	They may result in an increase in capital expenditures for building pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers and reservoirs and other facilities to conserve or reclaim water.

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

Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity and natural gas prices in California

     Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity and natural gas prices in California. Most of our electric energy sold to customers in our Bear Valley Electric customer service area is purchased from others under contracts that expire at the end of 2008 at an average price of $74.65 per MWh. In addition to the power purchase contracts, we also buy additional energy from the spot market to meet peak demand and sell surplus power to the spot market. We also operate a natural gas-fueld 8.4 MW generator. We are currently authorized by the CPUC to recover up to a weighted annual energy purchase of $77 per MWh each year through August 2011 from ratepayers. SCW is required to write-off costs in excess of this cap. As a result, SCW is currently at risk for increases in spot market prices of electricity that it purchases and for decreases in spot market prices for electricity that it sells. In addition, SCW is permitted to collect an additional surcharge from its customers of 2.2¢ per kilowatt hour through August 2011 to recover the under-collection in the electric balancing account, with a current balance of $22.9 million, incurred by SCW during the energy crisis in late 2000 through 2001. In 2011, amounts not recovered through this surcharge may be subject to regulatory risk. Unexpected outages at the generator that we operate, or a failure to perform by any of the counterparties to our electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electric prices.

     Our business requires significant capital expenditures

     The utility business is capital intensive. On an annual basis, we spend significant sums of money for additions to or replacement of property, plant and equipment. During the years ended December 31, 2004, 2003 and 2002, Registrant spent $84,216,000, $57,211,000 and $40,655,000, respectively, for these purposes. Our net budgeted capital expenditures for calendar year 2005 for these purposes are approximately $59.8 million.

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

New Accounting Pronouncements

     We are subject to newly issued as well as changes in existing requirements issued by the Financial Accounting Standards Board. Differences in financial reporting between periods could occur unless and until the CPUC and the ACC approve such changes for conformity through regulatory proceedings. See Note 1 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

Interest Rate Risk

     A significant portion of our capital structure is comprised of fixed-rate debt and some long-term variable debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. At December 31, 2004, the fair value of Registrant’s long-term debt was $283.3 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $19.3 million increase in the fair value of Registrant’s long-term debt.

     Market risk related to our variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are based on weekly market rates. At December 31, 2004, the rate was approximately 1.2%. Based on $6.5 million of variable-rate debt outstanding as of December 31, 2004, a hypothetical one percent rise in interest rates would not result in a material impact to earnings.

          At December 31, 2004, Registrant did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value.

     Commodity/Derivative Risk

          Registrant is exposed to commodity price risk primarily relating to changes in the market price of electricity. To manage its exposure to energy price risk, Registrant has certain block-forward purchase power contracts that qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SCW is a party to various block-forward purchase power contracts. Power purchase contracts with Mirant Marketing and PWCC executed in 2001 qualify for the exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts with PWCC executed in September 2002, however, are not treated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheet as of December 31, 2004. This resulted in a pretax unrealized loss (gain) of $136,000, ($638,000) and $2.5 million, respectively, for the years ended December 31, 2004, 2003 and 2002. On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of each month. As this contract is settled, the realized gains or losses will be recorded and the unrealized gains or losses will be reversed.

     Under the terms of its power purchase contracts with Mirant Marketing and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the applicable contract. In addition, SCW’s liquidity, and in certain circumstances, earnings could be adversely affected by increases in electricity prices in California. In addition, decreases in electricity prices will also result in increased unrealized losses to the Registrant under SFAS No. 133 for the contracts with PWCC. On July 14, 2003, Mirant Marketing announced that, to facilitate its financial restructuring, it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Registrant has not experienced any interruption in the delivery of electric energy under the Mirant Marketing contract. At this time, Registrant expects no interruption in the delivery of electric energy under the contract.

     Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2004	2003

Assets

Utility Plant, at cost
Water	$778,238	$726,811
Electric	58,667	42,711

	836,905	769,522
Less – accumulated depreciation	(241,717)	(222,567)

	595,188	546,955
Construction work in progress	68,977	55,343

Net utility plant	664,165	602,298

Other Property and Investments
Goodwill	11,925	12,276
Other property and investments	9,792	9,844

Total other property and investments	21,717	22,120

Current Assets
Cash and cash equivalents	4,303	12,775
Accounts receivable-customers (less allowance for doubtful accounts of $782 in 2004 and $831 in 2003)	10,970	11,758
Unbilled revenue	13,743	12,714
Other accounts receivable (less allowance for doubtful accounts of $201 in 2004 and $0 in 2003)	3,384	10,649
Income taxes receivable	5,833	1,343
Materials and supplies	1,496	1,346
Regulatory assets – current	7,104	5,331
Prepayments	3,466	3,786
Deferred income taxes – current	2,725	—

Total current assets	53,024	59,702

Regulatory and Other Assets
Regulatory assets	54,404	57,704
Other accounts receivable	8,400	8,000
Other	8,567	8,994

Total regulatory and other assets	71,371	74,698

Total Assets	$810,277	$758,818

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2004	2003

Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$251,465	$212,487
Long-term debt	228,902	229,799

Total capitalization	480,367	442,286

Current Liabilities
Notes payable to banks	45,000	56,000
Long-term debt – current	880	820
Accounts payable	18,206	18,774
Accrued employee expenses	4,260	3,925
Accrued interest	1,670	1,681
Regulatory liabilities — current	3,441	—
Deferred income taxes – current	—	1,217
Other	12,879	14,824

Total current liabilities	86,336	97,241

Other Credits
Advances for construction	81,351	77,154
Contributions in aid of construction – net	73,100	64,297
Deferred income taxes	59,839	53,243
Unamortized investment tax credits	2,609	2,700
Accrued pension and other postretirement benefits	8,793	4,584
Regulatory liabilities	9,731	9,642
Other	8,151	7,671

Total other credits	243,574	219,291

Commitments and Contingencies (Notes 11 and 12)

Total Capitalization and Liabilities	$810,277	$758,818

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands)	2004	2003

Common Shareholders’ Equity:
Common Shares, no par value, no stated value:
Authorized: 30,000,000 shares
Outstanding: 16,752,128 shares in 2004 and 15,212,278 shares in 2003	$165,270	$127,699
Earnings reinvested in the business	89,454	84,788
Accumulated other comprehensive loss	(3,259)	—

	251,465	212,487

Long-Term Debt (All are of SCW unless otherwise noted)
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,920	7,920
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,896	4,967
Other Debt Instruments:
8.50% fixed rate obligation due 2013	1,302	1,419
Variable Rate Obligation due 2018	484	521
Capital lease obligations	277	329
Chaparral City Water Company:
4% to 4.85% serial bonds due 2007	690	900
5.20% term bonds due 2011	1,000	1,000
5.40% term bonds due 2022	4,610	4,610
4.65% term bonds due 2006	80	115
5.30% term bonds due 2022	1,015	1,015
3.34% repayment contract due 2006	408	723

	229,782	230,619
Less: Current maturities	(880)	(820)

	228,902	229,799

Total Capitalization	$480,367	$442,286

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2004	2003	2002

Operating Revenues
Water	$200,635	$187,163	$187,061
Electric	25,594	24,492	21,298
Other	1,776	1,014	846

Total operating revenues	228,005	212,669	209,205

Operating Expenses
Water purchased	46,110	40,538	42,859
Power purchased for resale	14,552	13,867	15,818
Power purchased for pumping	8,982	10,232	10,576
Unrealized (gain) loss on purchased power contracts	136	(638)	2,530
Gain on sale of water rights	(5,675)	—	—
Groundwater production assessment	7,266	7,344	7,416
Supply cost balancing accounts	4,188	6,590	(3,406)
Other operating expenses	19,999	18,264	16,983
Administrative and general expenses	41,809	35,726	30,010
Depreciation and amortization	20,824	19,792	18,302
Maintenance	11,562	9,932	9,839
Taxes on income	13,390	9,167	12,949
Property and other taxes	8,772	8,250	7,681

Total operating expenses	191,915	179,064	171,557

Operating Income	36,090	33,605	37,648

Other Income (Loss)
Refund of water right lease revenues	998	(6,177)	—
Other income (loss)	(622)	119	663
Taxes on other income (loss)	(75)	2,415	(273)

Total other income (loss)	301	(3,643)	390

Interest Charges
Interest on long-term debt	16,181	16,812	16,972
Other interest and amortization of debt expense	1,669	1,258	727

Total interest charges	17,850	18,070	17,699

Net Income	18,541	11,892	20,339
Dividends on Preferred Shares	—	—	(29)

Earnings Available For Common Shareholders	$18,541	$11,892	$20,310

Weighted Average Number of Common Shares Outstanding	15,633	15,200	15,144
Basic Earnings Per Common Share	$1.19	$0.78	$1.34

Weighted Average Number of Diluted Shares Outstanding	15,663	15,227	15,157
Fully Diluted Earnings Per Common Share	$1.18	$0.78	$1.34

Dividends Declared Per Common Share	$0.888	$0.884	$0.872

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

					Accumulated
				Earnings	Other
				Rein-	Compre-
	Common Shares			vested	hensive
	Number of		Additional	in the	Income
(in thousands, except per share data)	Shares	Amount	Paid-in Capital	Business	(Loss)	Total
Balances at December 31, 2001	15,119	$25,199	$100,239	$79,216		$204,654
Add:
Net income				20,339		20,339
Issuance of Common Shares	62	142	1,367			1,509
Deduct:
Dividends on Preferred Shares				29		29
Dividends on Common Shares				13,194		13,194

Balances at December 31, 2002	15,181	25,341	101,606	86,332		213,279
Add:
Net income				11,892		11,892
Reclassification adjustment due to the elimination of stated value		101,606	(101,606)
Issuance of Common Shares	31	752				752
Deduct:
Dividends on Common Shares				13,436		13,436

Balances at December 31, 2003	15,212	127,699	—	84,788		212,487
Comprehensive income:
Net income				18,541		18,541
Minimum pension liability adjustment					(3,259)	(3,259)

Total comprehensive income						15,282

Issuance of Common Shares	1,540	36,772				36,772
Non-cash compensation on stock units issued		799				799
Deduct:
Dividends on Common Shares				13,875		13,875

Balances at December 31, 2004	16,752	$165,270	—	$89,454	($3,259)	$251,465

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2004	2003	2002

Cash Flows From Operating Activities:
Net income	$18,541	$11,892	$20,339
Adjustments for non-cash items:
Depreciation and amortization	20,824	19,792	18,302
Provision for doubtful accounts	876	808	324
Deferred income taxes and investment tax credits	5,451	3,196	3,222
Unrealized (gain) loss on purchased power contracts	136	(638)	2,530
Refund of water right lease revenues, net of taxes	(579)	3,660	—
Impairment loss on assets removed from rate base	482	—	—
Non-cash compensation expense on stock units issued	799	—	—
Other – net	1,519	1,024	2,306
Changes in assets and liabilities:
Accounts receivable – customers	113	(1,733)	(600)
Unbilled revenue	(1,029)	(437)	(136)
Other accounts receivable	6,664	(162)	(475)
Materials and supplies	(150)	(410)	34
Prepayments	320	(566)	(727)
Regulatory assets — supply cost balancing accounts	4,188	6,590	(3,406)
Other assets	(3,116)	(3,784)	(6,209)
Accounts payable	(568)	7,174	(1,486)
Income taxes receivable/payable	(4,490)	3,886	(1,420)
Other liabilities	356	(3,534)	(6,817)

Net cash provided	50,337	46,758	25,781

Cash Flows From Investing Activities:
Construction expenditures	(84,216)	(57,211)	(40,655)

Net cash used	(84,216)	(57,211)	(40,655)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	36,772	752	1,509
Receipt of advances for and contributions in aid of construction	15,456	11,920	7,024
Refunds on advances for construction	(3,115)	(3,391)	(3,557)
Cash received on financing portion of purchased power contracts	2,006	1,761	—
Retirement or repayments of long-term debt	(837)	(13,775)	(2,098)
Redemption of Preferred Shares	—	—	(1,880)
Net change in notes payable to banks	(11,000)	21,000	15,000
Common and preferred dividends paid	(13,875)	(13,436)	(13,223)

Net cash provided	25,407	4,831	2,775

Net decrease in cash and cash equivalents	(8,472)	(5,622)	(12,099)

Cash and cash equivalents, beginning of year	12,775	18,397	30,496

Cash and cash equivalents, end of year	$4,303	$12,775	$18,397

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN CALIFORNIA WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2004	2003

Assets

Utility Plant, at cost
Water	$734,662	$688,079
Electric	58,667	42,711

	793,329	730,790
Less – accumulated depreciation	(229,664)	(211,424)

	563,665	519,366
Construction work in progress	65,136	51,354

Net utility plant	628,801	570,720

Other Property and Investments	7,419	7,471

Current Assets
Cash and cash equivalents	2,702	8,306
Accounts receivable-customers (less allowance for doubtful accounts of $758 in 2004 and $797 in 2003)	10,818	11,487
Unbilled revenue	13,466	12,484
Inter-company receivable	1,126	445
Other accounts receivable (less allowance for doubtful accounts of $201 in 2004 and $0 in 2003)	2,465	10,516
Income taxes receivable from Parent	4,187	—
Materials and supplies	1,473	1,322
Regulatory assets – current	7,104	5,331
Prepayments	3,248	3,638
Deferred income taxes – current	2,795	—

Total current assets	49,384	53,529

Regulatory and Other Assets
Regulatory assets	54,219	57,624
Other accounts receivable	8,400	8,000
Other	8,053	8,219

Total regulatory and other assets	70,672	73,843

Total Assets	$756,276	$705,563

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2004	2003

Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$243,848		$206,047
Long-term debt	221,697		221,996

Total capitalization	465,545		428,043

Current Liabilities
Long-term debt – current	282		260
Accounts payable	17,196		17,312
Inter-company payable	23,925		34,111
Income taxes payable to Parent	—		399
Accrued employee expenses	3,951		3,828
Accrued interest	1,636		1,581
Regulatory liabilities – current	3,441		—
Deferred income taxes – current	—		1,057
Other	12,601		14,359

Total current liabilities	63,032		72,907

Other Credits
Advances for construction	70,206		66,827
Contributions in aid of construction – net	72,574		64,023
Deferred income taxes	56,684		50,277
Unamortized investment tax credits	2,609		2,700
Accrued pension and other postretirement benefits	8,793		4,584
Regulatory liabilities	9,731		9,642
Other	7,102		6,560

Total other credits	227,699		204,613

Commitments and Contingencies (Notes 11 and 12)

Total Capitalization and Liabilities	$756,276		$705,563

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands)	2004	2003

Common Shareholder’s Equity:
Common shares, no par value
Outstanding: 122 shares in 2004 and 110 share in 2003	$159,290	$123,391
Earnings reinvested in the business	87,817	82,656
Accumulated other comprehensive loss	(3,259)	—

	243,848	206,047

Long-Term Debt
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,920	7,920
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,896	4,967
Other Debt Instruments:
8.50% fixed rate obligation due 2013	1,302	1,419
Variable rate obligation due 2018	484	521
Capital lease obligations	277	329

	221,979	222,256
Less: Current maturities	(282)	(260)

	221,697	221,996

Total Capitalization	$465,545	$428,043

     The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME

	For the years ended December 31,
( in thousands)	2004	2003	2002

Operating Revenues
Water	$194,091	$181,025	$180,904
Electric	25,594	24,492	21,298

Total operating revenues	219,685	205,517	202,202

Operating Expenses
Water purchased	45,400	39,811	42,182
Power purchased for resale	14,552	13,867	15,818
Power purchased for pumping	8,517	9,761	10,167
Unrealized (gain) loss on purchased power contracts	136	(638)	2,530
Gain on sale of water rights	(5,675)	—	—
Groundwater production assessment	7,266	7,344	7,416
Supply cost balancing accounts	4,188	6,590	(3,406)
Other operating expenses	18,494	16,985	15,823
Administrative and general expenses	34,560	30,160	26,174
Depreciation and amortization	19,871	18,864	17,384
Maintenance	10,962	9,591	9,603
Taxes on income	15,492	10,674	13,605
Property and other taxes	8,385	7,903	7,368

Total operating expenses	182,148	170,912	164,664

Operating Income	37,537	34,605	37,538

Other Income (Loss)
Refund of water right lease revenues	998	(6,177)	—
Other income (loss)	(636)	92	573
Taxes on other income (loss)	(64)	2,425	(255)

Total other income (loss)	298	(3,660)	318

Interest Charges
Interest on long-term debt	15,757	16,368	16,520
Other interest and amortization of debt expense	1,167	692	116

Total interest charges	16,924	17,060	16,636

Net Income	$20,911	$13,885	$21,220

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares
	Number		Earnings	Accumulated Other
(in thousands, except share and	of		Reinvested	Comprehensive
per share data)	Shares	Amount	in the Business	Income (Loss)	Total
Balances at December 31, 2001	110	$123,391	$77,581		$200,972
Add:
Net income			21,220		21,220
Deduct:
Dividends on Common Shares			14,630		14,630

Balances at December 31, 2002	110	123,391	84,171		207,562
Add:
Net income			13,885		13,885
Deduct:
Dividends on Common Shares			15,400		15,400

Balances at December 31, 2003	110	123,391	82,656		206,047
Comprehensive income:
Net income			20,911		20,911
Minimum pension liability adjustment				(3,259)	(3,259)

Total comprehensive income					17,652

Issuance of Common Shares to AWR	12	35,100			35,100
Non-cash compensation on stock units issued		799			799
Deduct:
Dividends on Common Shares			15,750		15,750

Balances at December 31, 2004	122	$159,290	$87,817	($3,259)	$243,848

The accompanying notes are an integral part of these financial statements.

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2004	2003	2002

Cash Flows From Operating Activities:
Net income	$20,911	$13,885	$21,220
Adjustments for non-cash items:
Depreciation and amortization	19,871	18,864	17,384
Provision for doubtful accounts	858	794	290
Deferred income taxes and investment tax credits	5,001	2,692	2,742
Unrealized (gain) loss on purchased power contracts	136	(638)	2,530
Impairment loss on assets removed from rate-base	482	—	—
Non-cash compensation expense on stock units issued	799	—	—
Refund of water right lease revenues, net of taxes	(579)	3,660	—
Other – net	1,301	871	2,702
Changes in assets and liabilities:
Accounts receivable – customers	12	(1,672)	(671)
Unbilled revenue	(982)	(424)	(120)
Other accounts receivable	7,450	(206)	(402)
Materials and supplies	(151)	(417)	(22)
Prepayments	390	(633)	(695)
Regulatory assets — supply cost balancing accounts	4,188	6,590	(3,406)
Other assets	(2,991)	(3,801)	(6,249)
Accounts payable	(116)	6,736	(2,153)
Inter-company receivable/payable	2,133	710	(1,070)
Income taxes receivable/payable from/to Parent	(4,586)	3,831	(626)
Other liabilities	459	(3,478)	(6,903)

Net cash provided	54,586	47,364	24,551

Cash Flows From Investing Activities:
Construction expenditures	(79,899)	(53,614)	(39,488)

Net cash used	(79,899)	(53,614)	(39,488)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares	35,100	—	—
Receipt of advances for and contributions in aid of construction	14,372	12,255	6,912
Refunds on advances for construction	(2,742)	(3,488)	(3,188)
Cash received on financing portion of purchased power contracts	2,006	1,761	—
Repayments of long-term debt	(277)	(13,249)	(1,559)
Net change in inter-company borrowings	(13,000)	21,000	13,000
Common dividends paid	(15,750)	(15,400)	(14,630)

Net cash provided	19,709	2,879	535

Net decrease in cash and cash equivalents	(5,604)	(3,371)	(14,402)

Cash and cash equivalents, beginning of year	8,306	11,677	26,079

Cash and cash equivalents, end of year	$2,702	$8,306	$11,677

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

     Nature of Operations: American States Water Company (AWR) is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and its subsidiary, Fort Bliss Water Services Company (“FBWS”), and Chaparral City Water Company (CCWC). SCW is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 250,000 water customers. SCW also distributes electricity in several California mountain communities serving approximately 22,700 electric customers. The California Public Utilities Commission (“CPUC”) regulates SCW’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving approximately 12,600 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water related services and operations on a contract basis. On October 1, 2004, ASUS’s wholly-owned subsidiary, FBWS, commenced operation of the water and wastewater systems at Fort bliss located near El Paso, Texas pursuant to the term of a 50-year contract with the U.S. Government. FBWS holds a certificate of convenience and necessity from the Texas Commission on Environmental Quality (“TCEQ”). There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of ASUS’s contracted services or AWR. The consolidated financial statements include the accounts of AWR, SCW, ASUS, FBWS and CCWC. AWR’s assets, revenues and operations are primarily those of SCW.

     Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its wholly-owned subsidiaries SCW, ASUS, FBWS and CCWC (collectively referred to as “Registrant” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. The preparation of these financial statements required the use of certain estimates by management in determining Registrant’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to current year presentation. None of these reclassifications had an impact on Registrant’s Shareholders’ Equity or Net Income.

     SCW’s Related Party Transactions: SCW and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $75 million syndicated credit facility. AWR borrows under this facility and provides funds to SCW in support of its operations. Amounts owed to AWR for borrowings under this facility represent the majority of SCW’s inter-company payables on SCW’s balance sheets as of December 31, 2004 and 2003. Interest is charged to SCW in an amount sufficient to cover AWR’s interest cost under the credit facility. SCW also allocates certain corporate office administrative and general costs to its affiliates using agreed allocation factors.

     Utility Accounting: Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the rate-making policies of the CPUC, ACC, TCEQ and the Federal Energy Regulatory Commission (FERC). The utility subsidiaries, SCW and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation”. This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS No. 71, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2004 and 2003.

Note 1 — Summary of Significant Accounting Policies (Continued)

     Property and Depreciation: SCW and CCWC capitalize, as utility plant, the cost of additions, betterments and replacements of retirement units. Such cost includes labor, material and certain indirect charges. Depreciation is computed on the straight-line, remaining-life basis, based on depreciable plant as of the beginning of each year in accordance with Registrant’s rate making process. The aggregate provisions for depreciation for SCW approximated 3.0% for its water distribution unit, and approximately 4.0% for its electric unit for the years 2004, 2003 and 2002. The aggregate provision for depreciation for CCWC was 2.5% for each of the same three years. Expenditures for maintenance and repairs are expensed as incurred. Replaced or retired property costs are charged to the accumulated provision for depreciation.

     Estimated useful lives of Registrant’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 55 years
Generation	20 years to 25 years
Other plant	7 years to 40 years

     Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Registrant would recognize an impairment loss only if the carrying value amount of a long-lived asset is not recoverable from its undiscounted cash flows. Impairment loss is measured as the excess of the carrying value over the fair market value of the long-lived asset. Management judgment is involved in both deciding if testing for recoverability is necessary and in estimating undiscounted cash flows. As more fully discussed in Note 2, a CPUC decision issued on July 8, 2004 directed SCW to remove certain assets from rate base. An impairment loss of $482,000 associated with these assets removed from rate base was recorded in “other operating expenses” during the year ended December 31, 2004. As of December 31, 2004, no other write-downs were required.

     Goodwill: At December 31, 2004 and 2003, Registrant had approximately $11.9 million and $12.3 million, respectively, of goodwill included in “Other Property and Investments”. The goodwill represents the difference between the aggregate purchase price and the fair value of CCWC’s net assets acquired in October 2000. Goodwill is reduced on an ongoing basis to reflect the total tax benefit realized from amortizing, for tax purposes, the excess of tax over book goodwill basis in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment at least annually and more frequently if circumstances indicate that it may be impaired. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value, using the terminal value method, of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The amount by which carrying value exceeds fair value represents the amount of goodwill impairment. Current year analysis indicated no impairment.

     Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. The Company’s cash and cash equivalents are held with financial institutions with high credit standings.

     Accounts Receivable: Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance is based on Registrant’s evaluation of the receivable portfolio under current conditions and review of specific problems and such other factors that, in our judgment, deserve recognition in estimating losses. Other accounts receivable consist of amounts due from third parties (non-customers) for various reasons including mounts due from contractors and amounts due under settlement agreements.

     Materials and Supplies: Materials and supplies are stated at the lower of cost or market. Cost is computed using average cost.

Note 1 — Summary of Significant Accounting Policies (Continued)

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

     Comprehensive Income: Accumulated other comprehensive income is reported as a separate component of shareholders’ equity. Accumulated other comprehensive income (“OCI”) includes an adjustment to the minimum pension liability in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”. This item is separately reported on the Consolidated Statement of Changes in Common Shareholders’ Equity. The charge to OCI would be restored through shareholders’ equity in future periods to the extent the fair market value of the plan assets exceed the accumulated benefit obligation. For tax purposes, Registrant treats pension and other compensatory items as flow-through items. As such, the tax effect of the OCI has been reflected as a regulatory tax liability rather than as a tax benefit in OCI.

     Earnings Per Share: Earnings per share for all periods presented have been calculated and presented in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per Common Share are based upon the weighted average number of Common Shares outstanding and net income after deducting preferred dividend requirements. Diluted earnings per Common Share are based upon the weighted average number of Common Shares including both outstanding and shares potentially issued in connection with stock options and stock units granted under Registrant’s 2000 Stock Incentive Plan and the 2003 Non-Employee Directors Stock Plan, and net income after deducting preferred dividend requirements. At December 31, 2004, 2003 and 2002, there were 501,745, 333,679 and 237,610 options outstanding, respectively, under these Plans. At December 31, 2004, there were also approximately 32,400 stock units outstanding pursuant to the 2003 Non-Employee Directors Stock Plan. Outstanding stock options and stock unit awards, including those issued for dividend equivalent rights, issued by the Registrant represent the only dilutive effect reflected in diluted weighted average shares outstanding. The difference between basic and diluted EPS is the effect of stock options and stock units that, under the treasury share method, give rise to common stock equivalents. The following table summarizes the calculation of basic EPS and diluted EPS:

	December 31,
(in thousands, except per share data)	2004	2003	2002

Weighted average shares outstanding	15,633	15,200	15,144
Assumed exercise of stock options	12	27	13
Assumed stock units are converted to Common Shares	18	—	—

Weighted average diluted shares	15,663	15,227	15,157

Earnings available for common shareholders	$18,541	$11,892	$20,310

Basic earnings per share	$1.19	$0.78	$1.34

Diluted earnings per share	$1.18	$0.78	$1.34

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

Note 1 — Summary of Significant Accounting Policies (Continued)

     In October 2003, Registrant entered into a finance agreement with a third-party to finance its annual insurance premiums for the 2003-2004 policy year. Total amount financed was approximately $2.0 million and was payable in nine equal monthly installments beginning on November 1, 2003, bearing an annual interest rate of 2.4%. As of December 31, 2003, approximately $1.3 million remained outstanding under this agreement and had been included in “Other” current liabilities on the balance sheets. During 2004, Registrant did not enter into a similar arrangement.

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

     SCW became a party to block-forward purchase power contracts that qualify as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation (PWCC) which became effective in November 2002 have not been designated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheets as of December 31, 2004 and 2003, and included in other current liabilities. This resulted in a pretax unrealized loss (gain) of $136,000, ($638,000) and $2.5 million in 2004, 2003 and 2002, respectively. On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of each month. As this contract is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurs on a cash or net basis through 2006 and by physical delivery through 2008.

     In addition, the financing element of the PWCC contract has been included in cash flows from financing activities in the Statement of Cash Flows in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. For the years ended December 31, 2004 and 2003, Registrant has reflected in its Statement of Cash Flows approximately $2.0 million and $1.8 million, respectively, related to the financing portion of the purchased power contracts with PWCC.

     Under the terms of its power purchase contracts with Mirant Americas Energy Marketing, LP (“Mirant Marketing”) and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. SCW will be in default under the terms of these contracts if its debt is rated less than BBB- by Standard & Poor’s Ratings Service (“S&P”) or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc (“Moody’s”). SCW currently has a rating of A- by S&P and A2 by Moody’s. Fitch does not rate SCW.

     Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk.

     Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by Registrant. Rates available to Registrant at December 31, 2004 and 2003 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2004		2003
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial liabilities:
Long-term debt–SCW	$221,979	$275,488	$222,256	$269,081
Long-term debt-CCWC	7,803	7,808	8,363	8,305

Total AWR	$229,782	$283,296	$230,619	$277,386

Note 1 — Summary of Significant Accounting Policies (Continued)

     Stock Options: Registrant has a Stock Incentive Plan and a Non-Employee Directors Stock Plan, which is described more fully in Note 10. Registrant applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options which uses the intrinsic value method. Accordingly, no compensation expense for the Plans has been recognized for options granted at fair value at the date of grant. Registrant has also adopted the “disclosure-only” requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options, net income and earnings per share applicable to common shareholders would have been changed to the pro forma amounts indicated below.

(dollars in thousands except EPS)	2004	2003	2002

Earnings available for common shareholders:
As reported	$18,541	$11,892	$20,310

Add: Stock-based compensation expense included in reported net income, net of tax	479	—	—
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(934)	(288)	(258)

Pro forma	$18,086	$11,604	$20,052

Basic earnings per share:
As reported	$1.19	$0.78	$1.34
Pro forma	$1.16	$0.76	$1.32

Diluted earnings per share:
As reported	$1.18	$0.78	$1.34
Pro forma	$1.15	$0.76	$1.32

     New Accounting Pronouncements:

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised in December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R, which was issued in December 2003, replaces FIN No. 46. FIN 46 and FIN 46-R were effective by March 15, 2004. The adoption of FIN No. 46R did not have any impact on the Registrant’s financial position, results of operations or cash flows as the Registrant does not have any variable interests in VIEs at this time.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have any impact on Registrant’s financial position, results of operations or cash flows.

     In March 2004, the EITF issued a consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement 128”. EITF 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF 03-06 were effective for reporting periods beginning after March 31, 2004. The adoption of this guidance has not had a significant impact on Registrant’s financial results of operations and financial position.

Note 1 — Summary of Significant Accounting Policies (Continued)

     In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Modernization Act”), to employers that sponsor postretirement health care plans which provide prescription drug benefits and supersedes FSP FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Registrant’s postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and provides a new federal income tax deduction from qualified U.S. production activities, which will be phased in from 2005 through 2010. Accordingly, Registrant is currently evaluating the effect, if any, the Act will have on its financial position, results of operations or cash flows. See Note 8 for further information.

     In November 2004, the EITF issued a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations. EITF 03-13 clarifies the approach for assessing whether the conditions in paragraph 42 of SFAS No. 144 for reporting results of a disposed component as discontinued operations have been met. EITF 03-13 should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to transactions initiated within an enterprise’s fiscal year that includes the date that this consensus is ratified may be reclassified to reflect the consensus. EITF 03-13 did not, and is not expected to, have a material impact on Registrant’s financial statements.

     In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment,” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure of fair value information is no longer an alternative. The Statement is effective in the first interim or annual period beginning after June 15, 2005. Adoption is to be made using either the modified prospective method or the modified retrospective method. The modified prospective method recognizes cost based on the requirements for all share-based payments granted after the effective date and for awards granted prior to the effective date that remain unvested prior to the effective date. The modified retrospective method includes the requirements of the modified prospective method but also permits restatement of financial statements based on pro forma amounts previously recognized under SFAS 123. Restatement can either be for all prior periods presented or prior interim periods of the year of adoption. Early adoption is permitted. Registrant continues to evaluate the impacts and timing of adopting SFAS 123R. Registrant currently discloses the pro forma impacts of recognizing fair value as permitted by SFAS 123 in Note 1. That disclosure reflects Registrant’s estimate of 2004 expense for share-based payments of approximately $934,000 (after-tax).

Note 2 – Regulatory Matters

     In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process. At December 31, 2004, Registrant had $26.2 million of regulatory assets not accruing carrying costs. Of this amount, $15.3 million relates to the regulatory asset for costs deferred on the Aerojet matter disclosed below as a “non-yielding” regulatory asset. In addition, other regulatory assets not accruing carrying costs include a deferred income tax balance of $7.7 million representing accelerated tax benefits previously flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated tax expense. Finally, there are other expenses that Registrant recovers in rates over a short period that do not provide for recovery of carrying costs. At December 31, 2004, $3.2 million was recorded as other regulatory assets for such costs to be recovered.

     Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	As of December 31,
(In thousands)	2004	2003

SCW
Supply cost balancing accounts	$23,537	$24,432
Costs deferred for future recovery on Aerojet case	15,347	16,177
Flow-through taxes, net (Note 8)	7,733	10,690
Electric transmission line abandonment costs	3,546	5,000
Asset retirement obligations	3,038	2,729
Low income balancing accounts	2,134	1,462
General rate case memorandum accounts	2,168	—
Refund of water right lease revenues	(5,889)	(6,177)
Revenues subject to refund	(3,487)	(3,465)
Supply cost memorandum accounts net over-collections	(1,818)	—
Other regulatory assets	1,842	2,465

Total SCW	$48,151	$53,313

CCWC
Asset retirement obligations	$41	$40
Other regulatory assets	144	40

Total AWR	$48,336	$53,393

Supply Cost Balancing and Memorandum Accounts:

     As permitted by the CPUC, SCW maintains electric supply balancing accounts and, prior to November 29, 2001, maintained water supply balancing accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs are recorded as expenses and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. SCW accrues interest on its supply cost balancing accounts at the prevailing rate for 90-day commercial paper. CCWC does not maintain a supply cost balancing account.

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

Note 2 – Regulatory Matters (Continued)

     On April 30, 2004, SCW filed advice letters for Regions I and II for the period from November 29, 2001 to December 31, 2003 with respect to an approximate $1.4 million net over-collection, which has been recorded as a regulatory liability. An additional $450,000 of net over-collection related to the year ended December 31, 2004 has also been recorded as a regulatory liability at December 31, 2004. SCW recently filed an advice letter with the CPUC for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2003. Region III had an under-collected balance of $6.6 million and $5.2 million at December 31, 2004 and December 31, 2003, respectively, which are subject to earnings tests. A regulatory asset with respect to this under-collection will not be recorded until receipt of a CPUC decision authorizing the recovery of the under-collection.

     Electric Balancing Account – Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $22.9 million at December 31, 2004 which was mostly incurred during the energy crisis in late 2000 and early 2001. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable SCW to recover the under-collection. SCW sold 137,857,398, 132,849,639 and 131,826,314 kilowatt hours of electricity to its Bear Valley Electric division customers for the years ended December 31, 2004, 2003 and 2002, respectively. SCW anticipates electricity sales to be sufficient for it to recover the amount of the under-collection by August 2011. SCW is allowed to include only up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. During the years ended December 2004, 2003 and 2002, SCW expensed approximately $195,000, $240,000 and $718,000, respectively, for costs over $77 per MWh.

     During April 2001, SCW recorded a one-time sale of energy on the spot market that generated a $644,000 gain which was recorded in the electric supply cost balancing account at that time. The gain was the subject of a complaint filed at the FERC by Mirant Marketing, the purchaser of the energy, was seeking to be refunded all or a portion of the gain. In March 2004, the FERC ordered SCW to refund the $644,000, plus interest, to Mirant Marketing. This refund increased the cost of power purchased for resale during the year ended December 31, 2004, with a corresponding decrease in the provision for supply cost balancing account. There was no net impact on earnings.

     On November 1, 2004, the FERC issued another order, granting a request for clarification filed by the Western Systems Power Pool (“WSPP”) and supported by SCW in the complaint proceeding filed by Mirant Marketing in connection with the April 2001 sale. The order agrees with WSPP and SCW that the WSPP agreement allowed SCW to collect the WSPP agreement’s cost-based adder in addition to the SCW’s incremental cost of selling to Mirant Marketing. In the FERC’s original order, SCW was denied its request to charge the cost based adder. In the November 1, 2004 order, the FERC reversed this denial and stated that it denied SCW’s application of the adder to the Mirant Marketing sale premised solely on the view that the adder applied only in the case of owned resources. The result of this new order is to allow SCW to charge a $21.11 per MWh adder on top of the $95.00 per MWh. The amount of this adder results in a reduction in the amount refunded to Mirant Marketing in March 2004 by approximately $253,000 inclusive of interest. SCW will apply any payments received by Mirant Marketing as a reduction to SCW’s unrecovered purchased power costs in its electric supply cost balancing account, with a corresponding decrease in the cost of power purchased for resale, thus resulting in no net impact on earnings.

Costs Deferred for Future Recovery:

     SCW sued Aerojet-General Corporation (“Aerojet”) for causing the contamination of the Sacramento County Groundwater Basin, which affected certain SCW wells. On a related matter, SCW also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others. On October 30, 2003, SCW in its Region I abbreviated case filed a balance of approximately $22 million in its memorandum account which consisted primarily of deferred litigation costs and carrying costs. The filing requested a 20-year amortization with the CPUC.

Note 2 — Regulatory Matters (Continued):

     As of December 31, 2004 and December 31, 2003, approximately $15.3 million and $16.2 million, respectively, had been recorded as a non-yielding regulatory asset representing primarily the legal costs incurred to date in connection with prosecuting the cases. The difference between the amount filed with the CPUC for recovery in rates and those recorded primarily relate to the carrying costs which will not be recorded as a regulatory asset until receipt of a CPUC decision authorizing the recovery of the entire memorandum account filed. Management believes the recovery of these costs through rates is probable; however, it is management’s intention to offset any settlement proceeds from Aerojet that may occur from these actions against the balance in the memorandum account at the time of settlement. SCW filed for interim rate relief during the fourth quarter of 2004. This interim rate relief would have provided for an increase in rates of approximately $6 million over a 10 year period, subject to refund. In January 2005, a joint ruling of the assigned Commissioner and Administrative Law Judge denied SCW’s request for an interim amortization. The motion was denied primarily because the hearing on the merits was only weeks away (March 14-15, 2005) and an expected proposed decision, and CPUC action on it, may be soon thereafter. Management remains of the opinion that the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have accumulated in this memorandum account. See Note 12 for further discussion on the Aerojet matter.

Transmission Line Abandonment Costs:

     The ability of SCW to deliver purchased power to customers in its Bear Valley Electric service area is limited by the ability of the transmission facilities owned by Southern California Edison Company (Edison) to transmit this power. SCW filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, SCW and Edison agreed to settle this suit. Under the terms of the settlement agreement, SCW is to pay a $5 million project abandonment fee to Edison. Edison filed an application to the FERC for approval to treat the entire $5 million settlement payment as an abandoned project cost to be included in Edison’s wholesale rate charged to SCW. Management believed that the FERC’s approval of Edison’s filing was probable and the abandonment costs included in Edison’s wholesale rate to SCW were recoverable through rates. As a result, the $5 million obligation to Edison arising from the settlement was recorded as a regulatory asset during the fourth quarter of 2003.

     SCW made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. In August 2004, the FERC approved Edison’s application and SCW recorded the $1.4 million payment in the electric supply cost balancing account. This amount was previously recorded as a regulatory asset pending FERC approval of Edison’s application. In addition, monthly payments totaling $228,822 made to Edison during the year ended December 31, 2004 are also included in the electric supply cost balancing account.

Asset Retirement Obligations:

     As more fully discussed in Note 3, effective January 1, 2003, Registrant adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Because retirement costs have historically been recovered through rates at the time of retirement, at implementation of SFAS No. 143, the cumulative effect has been reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

Low Income Balancing Accounts:

     This regulatory asset reflects primarily the costs of implementing the California Alternate Rates for Water (“CARW”) program in SCW’s Region II and Region III to date and the California Alternate Rate for Energy (“CARE”) program in SCW’s electric division. These programs mandated by the CPUC provide a 15% discount for qualified low-income individuals. The low income balancing account was established in May 2002 to track all the discounts and costs related to this program for future recovery in rates. The Company anticipates the discounts for low income families will eventually be incorporated in SCW’s base rates to customers. SCW accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper.

Note 2 – Regulatory Matters (Continued)

General Rate Case Memorandum Accounts:

     Due to delays in the CPUC’s review and processing of the Region I and II General Rate Case applications, SCW was authorized to collect interim rates in early 2004, subject to refund. In decisions issued in August 2004, the CPUC authorized new rates effective retroactively to January 1, 2004 for Region I and February 14, 2004 for Region II. SCW was authorized to file an advice letter, which has been approved by the CPUC, to recover over a period of not less than one year, the difference between the interim rates authorized in January 2004 and February 2004, respectively, and the new rates authorized in the August 2004 decisions. As a result of these decisions, SCW recorded approximately $2.2 million as a non-yielding regulatory asset with a corresponding increase to revenues during the third quarter of 2004. In January 2005, the CPUC approved the advice letter filing. The decision also changes the revenue requirement related to the adopted rates for the supply cost memorandum account and depreciation expense that were also retroactive to February 14, 2004 for Region II. The net impact of these changes did not have a material effect on Registrant’s earnings.

Refund of Water Right Lease Revenues:

     In 1994, SCW entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. SCW included all associated revenues in a non-operating income account. In a decision issued on March 16, 2004, the CPUC determined that SCW failed to seek the CPUC’s approval to effectuate the lease and was to pay a fine of $180,000. The decision also ordered SCW to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, SCW recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income (net of taxes of $2.5 million) during the fourth quarter of 2003. Management disagreed with the CPUC’s decision and filed an appeal to the decision. The CPUC denied the Company’s request for an appeal. The Company filed with the Supreme Court of California to hear the matter, which was also denied in February of 2005. As the final amount of the refund was approved by the CPUC in June of 2004, SCW adjusted its estimate of total customer refunds, recorded as a regulatory liability, to the approved amount of $5.2 million. Pursuant to the order, the apportionment of any lease revenues that SCW may collect in the future will be determined by a later decision. Therefore, beginning in the first quarter of 2004, all amounts billed to the City of Folsom are included in a regulatory liability account and no amounts have been recognized as revenue for 2004 until all uncertainties about this matter are resolved with the CPUC. For the year ended December 31, 2004, SCW recorded an additional $1.1 million in the regulatory liability account.

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

     On July 8, 2004, the CPUC approved the settlement agreement and directed SCW to: (i) track the net settlement proceeds in an interest-bearing memorandum account to fund capital for infrastructure improvements over the next eight years, (ii) maintain records of all memorandum account activity, (iii) obtain the CPUC’s approval to include those capital costs in rate base as the improvements become necessary and useful, (iv) remove relevant assets from rate base, and (v) refund to ratepayers the net proceeds of $3.5 million received from PRPs, which was recorded as a liability in December 2003 on the basis of a Proposed Decision by the CPUC. In May 2004, SCW received the full settlement payment of $5.7 million from the City. The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision, resulting in a $5.2 million net pretax increase in operating income. SCW recorded the impairment loss on assets removed from rate-base in “other operating expenses”.

Note 3 – Utility Plant

     The following table shows Registrant’s utility plant by major class (in thousands):

	SCW		AWR
	December 31,		December 31,
	2004	2003	2004	2003

Water
Land	$14,154	$8,998	$14,425	$9,270
Source of water supply	41,249	37,099	44,713	40,564
Pumping	89,646	84,819	91,012	86,142
Water treatment	32,823	30,794	40,465	36,472
Transmission and distribution	480,284	450,279	509,158	476,863
General	76,506	76,090	78,465	77,500

	734,662	688,079	778,238	726,811

Electric
Transmission and distribution	41,310	38,089	41,310	38,089
Generation	11,909	—	11,909	—
General	5,448	4,622	5,448	4,622

	58,667	42,711	58,667	42,711

Less – accumulated depreciation	(229,664)	(211,424)	(241,717)	(222,567)

Construction work in progress	65,136	51,354	68,977	55,343

Net utility plant	$628,801	$570,720	$664,165	$602,298

Military Privatization:

     ASUS is an active participant in bidding on contracts for the privatization of military bases. In June 2004, ASUS received notification that it had been awarded a 50-year service contract to own, operate and maintain the water and wastewater systems at Fort Bliss, located near El Paso, Texas, through a wholly-owned subsidiary, FBWS. On October 1, 2004, FBWS commenced operation of the water and wastewater systems at Fort Bliss pursuant to the terms of the 50-year contract with the U.S. Government. Title of the water and wastewater assets passed to FBWS effective October 1, 2004 with a purchase price of approximately $95 million for the water and wastewater systems.

     Under the economics of the arrangement with the U.S. Government, FBWS should recover 100% of its investment in the assets under the 50-year service contract. A capital investment recovery charge in an amount equal to the payments due under the purchase obligation is paid to FBWS by the U.S. Government as a result of the purchase of the systems. Accordingly, Registrant recorded the purchase price obligation of $95 million as a liability offset with a receivable of the same amount, therefore, not impacting Registrant’s financial position. In addition, as of December 31, 2004 approximately $1.1 million of interest had accrued on the obligation offset by interest income in the same amount. The amounts charged by FBWS for water and wastewater services at U.S. Army Fort Bliss will be based upon the terms of the 50-year contract between FBWS and the U.S. Government, rather than rates set by the TCEQ. Under the terms of this agreement, FBWS has agreed to own, operate and maintain the water and wastewater systems at Fort Bliss for a net fixed price of $181,206 for operation and maintenance, and $147,146 for renewals and replacements per month for a period of two years. Prices will be re-determined at the end of the two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances. The fixed price for operation and maintenance is recorded in revenues on a monthly basis as the services are performed. The amount received for renewals and replacements are initially recorded as advances included in “other liabilities” until capital projects are completed. As of and for the year ended December 31, 2004, FBWS has recorded $544,000 in revenues and $441,000 of advances.

     The contract may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. Government or as a result of default or nonperformance by FBWS. In either event, ASUS should be entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement which would be executed by ASUS and the U.S. Government at the time of termination.

Note 3 – Utility Plant (Continued)

Asset Retirement Obligation:

     Effective January 1, 2003, Registrant adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be destroyed and filled at the time of removal. As such, the regulated subsidiaries of AWR incur asset retirement obligations. Retirement costs have historically been recovered through rates at the time of retirement. Accordingly, at implementation of SFAS No. 143, the cumulative effect was reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet. With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as these assets either have indefinite lives or there is no legal obligation to retire the asset.

     Upon adoption of SFAS No. 143 on January 1, 2003, Registrant recorded the fair value of the asset retirement obligation of $13.2 million at its net present value of $2.7 million, increased depreciable assets by $0.4 million for asset retirement costs, increased accumulated depreciation by $0.2 million and increased regulatory assets by $2.5 million. Amounts recorded under SFAS No. 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Estimating the fair value of the costs of removal were determined based on third party costs.

     The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations (“ARO”) which is included in “Other Credits” on the balance sheets as of December 31, 2004 and 2003:

Asset Retirement Obligation (in thousands):	SCW	CCWC	Total

Obligation at December 31, 2002	$—	$—	$—
Initial obligation upon adoption of SFAS 143	2,700	18	2,718
Additional liabilities incurred in 2003	21	20	41
Accretion	239	3	242

Obligation at December 31, 2003	2,960	41	3,001
Additional liabilities incurred in 2004	5	—	5
Liabilities settled in 2004	(64)	—	(64)
Accretion	352	1	353

Obligation at December 31, 2004	$3,253	$42	$3,295

     If SFAS No. 143 had been in place on January 1, 2002, Registrant’s ARO as of that date would not have differed significantly from amounts recorded as of January 1, 2003 upon adoption. If the standard had been applied retroactively for the year ended December 31, 2002, it would not have had any impact on Registrant’s results of operations.

Note 4 — Capital Stock

     During the 2003 annual meeting of shareholders held on May 20, 2003, shareholders approved the elimination of all references to stated value in Registrant’s Articles of Incorporation. As a result, a reclassification adjustment of $101.6 million was made that eliminated Registrant’s additional paid-in capital in the year ended December 31, 2003.

     On June 7, 2002, Registrant completed a 3-for-2 stock split of Common Shares for the holders of record on May 15, 2002. Earnings per share and number of shares have been retroactively restated for all periods presented to reflect the stock split.

Note 4 — Capital Stock (Continued)

     AWR had a Registration Statement on file with the Securities and Exchange Commission for issuance, from time to time, of up to $60 million in aggregate in Common Shares, Preferred Shares and/or debt securities. As of December 31, 2004, there are no amounts remaining for issuance under this Registration Statement. On September 22, 2004, AWR issued 1,400,000 shares in a registered public offering and received proceeds of $33.4 million, net of underwriter fees and other issuance costs of $2.0 million. The proceeds recorded in Common Shares were reduced by direct issuance costs. Net proceeds from this sale were used to pay down short-term borrowings under AWR’s $75 million syndicated credit facility. On October 12, 2004, the underwriters partially exercised an over-allotment option for an additional 50,000 shares. AWR received proceeds of $1,212,500, which was net of underwriter fees of $50,500 from the issuance of these shares.

     In September 2004, the Board of Directors approved the issuance of 10 additional SCW Common Shares to AWR for $28.0 million. SCW used the proceeds to pay down debt owed to AWR. In November 2004, the Board approved the issuance of 2 additional SCW Common Shares to AWR for $7.1 million.

     During the year ended December 31, 2004, Registrant issued 45,262 and 44,588 Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (DRP) and the 401(k) Plan, respectively. There are 649,822 and 4,583 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively, at December 31, 2004. Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and for investment purposes by participants. During the year ended December 31, 2003, Registrant issued 14,295 and 14,735 Common Shares under the Registrant’s DRP and 401(k) Plan, respectively. During the year ended December 31, 2002, Registrant issued 30,180 and 31,211 Common Shares under the Registrant’s DRP and 401(k) Plan, respectively.

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

Note 5 – Dividend Limitations

     On January 31, 2005, AWR declared a regular quarterly dividend of $0.225 per Common Share. The dividend, totaling approximately $3.8 million, was paid on March 1, 2005 to common shareholders of record at the close of business on February 10, 2005. In 2004, 2003 and 2002, AWR paid quarterly dividends to the shareholders, totaling approximately $13.9 million or $0.888 per share, $13.4 million or $0.884 per share and $13.2 million or $0.872 per share, respectively. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its SCW subsidiary.

     SCW is subject to contractual restrictions on its ability to pay dividends. SCW’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $195.1 million was available to pay dividends to AWR as of December 31, 2004. Dividends in the amount of $15,750,000, $15,400,000 and $14,630,000 were paid to AWR by SCW in 2004, 2003 and 2002, respectively.

     The ability of AWR, ASUS and SCW to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $89.4 million of retained earnings for AWR was available to pay dividends to Common Shareholders at December 31, 2004. Approximately $87.8 million was available from the retained earnings of SCW to pay dividends to AWR. At December 31, 2004, ASUS was not allowed to pay dividends to AWR under the California tests.

     CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to the maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $5.2 million was available to pay dividends to AWR at December 31, 2004. There were no dividends distributed from CCWC to AWR in 2004, 2003 or 2002.

Note 6 — Bank Debt

     In June 2002, AWR established a new $75 million syndicated credit facility that will expire on June 5, 2005. Under the terms of this facility, either AWR or SCW may obtain letters of credit for up to an aggregate of $15 million. SCW has obtained letters of credit, in the amount of $11,181,000 in aggregate, including (1) a letter of credit with a fee of 0.75%, which expires June 5, 2005, in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District, (2) a letter of credit with an annual fee of 0.75%, which expires in June 2005, in the amount of $700,000 as security for the deductible in the Company’s business automobile insurance policy, (3) a letter of credit with a fee of 0.75%, which expires March 31, 2005 in an amount of $585,000 as security for the purchase of power, and (4) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. There were no compensating balances required. Loans can be obtained at the option of Registrant and bear interest at rates based on credit ratings and Euro rate margins. At December 31, 2004, $45 million was outstanding under this facility, $15.5 million of which was used to fund AWR’s activities, $20.9 million was used to fund SCW’s operations and is included in inter-company payables on SCW’s balance sheets as of December 31, 2004, $8.1 million was used to fund ASUS activities and $500,000 was used to fund CCWC activities. AWR plans to review and possibly increase the revolving credit facility prior to its expiration.

     As more fully discussed in Note 4, in September 2004, AWR issued shares in a registered public offering and received net proceeds of $33.4 million. The net proceeds from this sale were used to pay down short-term borrowings under AWR’s $75 million syndicated credit facility.

     Registrant’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2004	2003	2002

Balance Outstanding at December 31,	$45,000	$56,000	$35,000
Interest Rate at December 31,	3.16%	1.78%	2.16%
Average Amount Outstanding	$48,148	$34,638	$6,811
Weighted Average Annual Interest Rate	2.09%	1.84%	2.49%
Maximum Amount Outstanding	$60,000	$56,000	$35,000

Note 7 – Long-Term Debt

     Registrant’s long-term debt consists primarily of Notes and Debentures. The Company summarizes its long-term debt in the Statements of Capitalization. No new long-term debt was issued in 2004 and 2003. In October 2003, the 5.82% Notes totaling $12,500,000 matured. Proceeds from short-term bank borrowings were used to repay the Notes. SCW has no mortgage debt, and leases and other similar financial arrangements are not material. Redemption of certain long-term debt issues outstanding as of December 31, 2004 and 2003 can be made in whole or in part at the option of SCW subject to redemption schedules embedded in the agreements particular to each issue. With the exception of the 9.56% Notes, the redemption premiums in effect for 2004 and 2003 range up to 7% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value.

     CCWC has long-term Industrial Development Authority Bonds (IDA Bonds) and a repayment contract due in 2006. Substantially all of the utility plant of CCWC is pledged as collateral for its IDA Bonds. The Bond Agreement, among other things, (i) requires CCWC to maintain certain financial ratios, (ii) restricts CCWC’s ability to incur additional debt, make liens, sell, lease or dispose of assets, merge with another corporation, and pay dividends, and (iii) requires CCWC to establish a debt service reserve fund held in trust for future payments, which totaled $655,017 and $655,760 as of December 31, 2004 and 2003, respectively. One of the debt covenants is the maintenance of a debt service coverage ratio of at least 2.0x, as defined and calculated in the loan and trust agreement, based on the twelve-month year end results. CCWC violated this debt service coverage ratio for the twelve-month period ended December 31, 2004 and has requested and received a waiver.

     AWR - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $880,000, $639,000, $588,000, $611,000, $640,000 and $226,424,000 for the five years ending December 31, 2005 through 2009 and thereafter, respectively.

     SCW - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $282,000, $298,000, $308,000, $311,000, $330,000 and $220,450,000 for the five years ending December 31, 2005 through 2009 and thereafter, respectively.

Note 8 — Taxes on Income

     Registrant provides deferred income taxes for temporary differences under SFAS No. 109, “Accounting for Income Taxes,” for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements. The most significant items are the tax effects of accelerated depreciation, the supply cost balancing accounts, and advances for, and contributions-in-aid-of-, construction. SFAS No. 109 also requires that rate-regulated enterprises record deferred income taxes for temporary differences given flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Given that the CPUC has consistently permitted the recovery of flowed-through tax effects, SCW has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities (Note 2). Deferred investment tax credits are amortized ratably to the nonoperating deferred tax provision over the lives of the property giving rise to the credits.

     SCW is included in AWR’s consolidated federal income tax and combined state franchise tax returns. SCW’s federal tax liability is computed as if it filed a separate return, and its state tax liability is computed in a manner consistent with its adopted method for regulatory purposes, which is computed separately from the AWR Group.

Note 8 — Taxes on Income (Continued)

     The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2004 and 2003 were:

	AWR		SCW
	December 31,		December 31,
(dollars in thousands)	2004	2003	2004	2003

Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes	$2,039	$2,088	$2,039	$2,088
Accrued regulatory liabilities	3,821	3,929	3,821	3,929
Unrealized loss	826	771	826	771
Contributions and advances	10,114	9,575	10,103	9,945
California state tax	1,294	975	1,452	1,158

	$18,094	$17,338	$18,241	$17,891

Deferred tax liabilities:
Fixed assets	$(50,981)	$(42,555)	$(48,724)	$(41,049)
Regulatory-asset-related: depreciation and other	(9,773)	(12,778)	(9,773)	(12,778)
Other property related	(287)	(957)	(562)	(957)
Other nonproperty related	(1,149)	(1,136)	(53)	(69)
Balancing and memorandum accounts	(9,837)	(10,554)	(9,837)	(10,554)
Deferred charges	(3,181)	(3,818)	(3,181)	(3,818)

	(75,208)	(71,798)	(72,130)	(69,225)

Accumulated deferred income taxes – net	$(57,114)	$(54,460)	$(53,889)	$(51,334)

     The current and deferred components of income tax expense were as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Current
Federal	$3,971	$3,285	$6,709
State	3,623	2,785	1,769

Total current tax expense	$7,594	$6,070	$8,478

Deferred – Federal and State:
Accelerated depreciation	$11,711	$4,935	$4,736
Other property related	(4,594)	(1,599)	(2,788)
Accrued regulatory liabilities	108	(3,929)	—
Balancing and memorandum accounts	(717)	(1,124)	1,156
California privilege year franchise tax	(318)	995	(1,233)
Deferred charges	(636)	878	2,940
Other	317	526	(67)

Total deferred tax expense	5,871	682	$4,744

Total income tax expense	$13,465	$6,752	$13,222

Income taxes included in operating expenses	$13,390	$9,167	$12,949
Income taxes included in other income and expenses	75	(2,415)	273

Total income tax expense	$13,465	$6,752	$13,222

Note 8 — Taxes on Income (Continued)

	SCW
	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Current
Federal	$6,000	$4,846	$8,085
State	4,135	3,225	2,092

Total current tax expense	10,135	8,071	$10,177

Deferred – Federal and State:
Accelerated depreciation	10,854	4,769	4,679
Other property related	(3,823)	(1,486)	(3,069)
Accrued regulatory liabilities	108	(3,929)	—
Balancing and memorandum accounts	(717)	(1,125)	1,156
California privilege year franchise tax	(294)	933	(1,281)
Deferred charges	(636)	878	2,940
Other	(71)	138	(742)

Total deferred tax expense	5,421	178	$3,683

Total income tax expense	$15,556	$8,249	$13,860

Income taxes included in operating expenses	$15,492	$10,674	$13,605
Income taxes included in other income and expenses	64	(2,425)	255

Total income tax expense	$15,556	$8,249	$13,860

     The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2004	2003	2002

Federal taxes on pretax income at statutory rate	$11,202	$6,525	$11,746
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	1,506	1,000	1,859
Flow through on fixed assets	322	(94)	169
Investment tax credit	(91)	(91)	(91)
Other – net	526	(588)	(461)

Total income tax expense	$13,465	$6,752	$13,222

Pretax income	32,005	18,644	$33,561

Effective income tax rate	42.1%	36.2%	39.4%

	SCW
	Year Ended December 31,
(dollars in thousands, except percent)	2004	2003	2002

Federal taxes on pretax income at statutory rate	$12,763	$7,747	$12,278
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	2,020	1,299	1,949
Flow through on fixed assets	322	(94)	169
Investment tax credit	(91)	(91)	(91)
Other – net	542	(612)	(445)

Total income tax expense	$15,556	$8,249	$13,860

Pretax income	$36,467	$22,134	$35,080

Effective income tax rate	42.7%	37.3%	39.5%

Note 8 — Taxes on Income (Continued)

     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and provides a new federal income tax deduction from qualified U.S. production activities, which will be phased in from 2005 through 2010. Under the Act, qualified production activities include Registrant’s production of electricity and potable water. In December 2004, the FASB issued FASB Staff Position No. 109-1 and proposed that the deduction should be accounted for as a “special deduction” in accordance with SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on Registrant’s tax return. Regulatory treatment of the deduction has not been established and further guidance from tax authorities (including Treasury Regulations) with respect to the deduction is pending. Accordingly, Registrant is currently evaluating the effect, if any, the Act will have on its financial position, results of operations or cash flows.

Note 9 — Employee Benefit Plans

Pension and Postretirement Plans:

     Registrant maintains a pension plan (the “Plan”) that provides eligible employees (those aged 21 and older, with one year of service) monthly benefits upon retirement based on average salaries and length of service. The normal retirement benefit is equal to 2% of the five highest consecutive years average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option; however, for terminations on or after January 1, 2004, the early retirement provisions changed to increase benefits under the Plan for employees who retire prior to age 65. The eligibility requirements for early retirement are age 55 and 5 years of vesting service. This Plan amendment increases Registrant’s annual pension cost by approximately 5%. Annual contributions are made to the Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (ERISA).

     Registrant also provides all active employees hired before 1993 medical, dental and vision care benefits through a medical insurance plan (“Other Postretirement Benefits”). Eligible employees, who retired prior to age 65, and/or their spouses, were able to retain the benefits under the plan for active employees until reaching age 65. Eligible employees upon reaching age 65, and those eligible employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit. Registrant’s postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

     The CPUC issued a decision, which provides for the recovery in rates of tax-deductible contributions made to a separate trust fund. In accordance with that decision, Registrant established two separate trusts in 1995, one for those retirees who were subject to a collective bargaining agreement and another for all other retirees. Registrant’s funding policy is to contribute annually an amount at least equal to the revenues authorized to be collected through rates for postretirement benefit costs. Postretirement benefit costs of $1.6 million were recorded as a regulatory asset for recovery over a 20-year period. The unamortized balance at December 31, 2004 and 2003 was $263,028 and $324,852, respectively.

     At December 31, 2004, Registrant had 792 participants in the Plan, 70 of these are employees subject to collective bargaining arrangements.

     At December 31, 2004 and 2003, the accumulated benefit obligation of the Plan exceeded the related plan assets at the measurement date. Registrant’s market related value of plan assets is equal to the fair value of plan assets. In accordance with accounting standards, Registrant’s balance sheets include an additional minimum liability, with a corresponding charge to an intangible asset and shareholders’ equity for 2004 (through a charge to accumulated other comprehensive income). The charge to accumulated other comprehensive income (“OCI”) would be restored through shareholders’ equity in future periods to the extent the fair market value of the plan assets exceed the accumulated benefit obligation. For tax purposes, Registrant treats pension and other compensatory items as flow-through items. As such, the tax effect of the OCI has been reflected as a regulatory tax liability rather than as a tax benefit in OCI.

     The following table sets forth the Plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued postretirement liability at December 31, 2004 and 2003:

Note 9 — Employee Benefit Plans (Continued)

			Other Postretirement
	Pension Benefits		Benefits
(dollars in thousands)	2004	2003	2004	2003

Change in Benefit Obligation:
Benefit Obligation at beginning of year	$58,919	$49,073	$9,623	$8,160
Service Cost	2,896	2,180	388	347
Interest Cost	3,743	3,200	585	556
Actuarial Loss/(Gain)	7,179	4,859	564	851
Plan Amendment	—	1,377	—	—
Benefits Paid	(1,904)	(1,770)	(302)	(291)

Benefit Obligation at end of year	$70,833	$58,919	$10,858	$9,623

Changes in Plan Assets:
Fair Value of Plan Assets at beginning of year	$46,678	$39,758	$3,298	$2,682
Actual Return of Plan Assets	3,141	6,195	28	22
Employer Contributions *	3,315	2,494	899	885
Benefits Paid	(1,904)	(1,770)	(302)	(291)

Fair Value of Plan Assets at end of year	$51,230	$46,677	$3,923	$3,298

*Registrant expects to contribute $3,640,000 and $933,000 to pension and postretirement plans in 2005, respectively.

Reconciliation of Funded Status:
Funded Status	($19,603)	($12,242)	($6,935)	($6,325)
Unrecognized Transition Obligation	—	—	4,191	4,610
Unrecognized Net Loss/(Gain)	17,315	10,458	3,247	2,584
Unrecognized Prior Service Cost	1,483	1,646	(2,230)	(2,429)

Prepaid/(Accrued) Pension Cost	($805)	($138)	($1,727)	($1,560)

Amounts recognized on the balance sheets:
Accrued benefit liability	($5,547)	($1,208)	($1,727)	($1,560)
Intangible assets	1,483	1,070	N/A	N/A
Accumulated other comprehensive income	3,259	—	N/A	N/A

Net amount recognized	($805)	($138)	($1,727)	($1,560)

Additional year-end information for plans with an accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$70,833	$58,919	$10,858	$9,623
Accumulated benefit obligation	56,777	47,886	N/A	N/A
Fair value of plan assets	51,230	46,677	3,923	3,298

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Note 9 — Employee Benefit Plans (Continued)

     In accordance with ratemaking, Registrant capitalizes a portion of its pension and other postretirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and postretirement benefits cost, before allocation to the overhead pool, for 2004, 2003, and 2002 are as follows:

				Other Postretirement
	Pension Benefits			Benefits
(dollars in thousands)	2004	2003	2002	2004	2003	2002

Components of Net Periodic Benefits Cost:
Service Cost	$2,895	$2,180	$2,091	$388	$347	$294
Interest Cost	3,743	3,200	3,061	585	556	507
Expected Return on Plan Assets	(3,335)	(2,715)	(3,365)	(253)	(209)	(196)
Amortization of Transition	—	—	—	419	419	419
Amortization of Prior Service Cost	163	52	52	(199)	(199)	(199)
Amortization of Actuarial (gain) loss	515	278	—	127	81	22

Net Periodic Pension Cost	$3,981	$2,995	$1,839	$1,067	$995	$847

Weighted-average assumptions used to determine net periodic cost:
Discount Rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected long-term return on Plan assets	7.00%	7.00%	8.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

* 7.0% for union plan, 4.2% for non-union, net of income taxes in 2004 and 2003, and 8.0% in 2002

     A sliding scale for assumed health care cost increases was used for the periods presented. In 2004, 2003 and 2002, health care cost increases started at 12.0% grading down to 5.0% in 10 years for those under age 65, and at 14.0% grading down to 5.0% in 10 years for post 65.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
(dollars in thousands)	Increase	Decrease

Effect on Total of Service and Interest Cost Components	$79	($67)
Effect on Postretirement Benefit Obligation	$1,006	($875)

Plan Assets:

     Registrant’s pension and postretirement plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Pension Benefits		Other Postretirement Benefits
Asset Category	2004	2003	2004	2003

Actual Asset Allocations:
Equity securities	43%	41%	50%	0%
Debt securities	47%	51%	50%	0%
Cash equivalents	0%	0%	0%	100%
All other	10%	8%	0%	0%

Total	100%	100%	100%	100%

     Equity securities include AWR’s stock in the amount of $767,988 (1.5% of total plan assets) and $738,450 (1.6% of total plan assets) as of December 31, 2004 and 2003, respectively.

Note 9 — Employee Benefit Plans (Continued)

Target Asset Allocations for 2005:	Pension Benefits	Other Postretirement Benefits

Equity securities	40%	40%
Debt securities	60%	60%

Total	100%	100%

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

     Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates. Registrant may invest such funds in qualified instruments to achieve the desired return objective and minimize recovery through rates. During 2004, the Registrant invested the funds in the postretirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the pension plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7% long-term rate of return on assets assumption.

Benefit Payments:

     Registrant’s estimated future benefit payments at December 31, 2004 are as follows (in thousands):

		Other
		Postretirement
	Pension Benefits	Benefits

2005	$2,160	$380
2006	2,377	412
2007	2,567	459
2008	2,818	504
2009	3,099	541
2010-2014	4,043	645

Total	$17,064	$2,941

Supplemental Executive Retirement Plan:

     Registrant has a Supplemental Executive Retirement Plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of the Company by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. As of December 31, 2004 and 2003, the benefits are unfunded.

     During 2003, amendments affecting the SERP were approved which increased the related benefit obligation. The increase was primarily due to an amendment related to a change in the early retirement provisions. Because the benefits are unfunded, at December 31, 2004 and 2003, the accumulated benefit obligation of the SERP resulted in a negative funded status. In accordance with accounting standards, Registrant’s balance sheets include an additional minimum liability, with a corresponding charge to an intangible asset.

Note 9 — Employee Benefit Plans (Continued)

     The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2004 and 2003:

(dollars in thousands)	2004	2003

Change in Benefit Obligation:
Benefit Obligation at beginning of year	$1,959	$567
Service Cost	126	39
Interest Cost	122	43
Actuarial Loss/(Gain)	(218)	92
Plan Amendment	—	1,220
Benefits Paid	(10)	(2)

Benefit Obligation at end of year	$1,979	$1,959

Reconciliation of Funded Status:
Funded Status	($1,979)	($1,959)
Unrecognized Actuarial (Gain) Loss	(692)	(499)
Unrecognized Prior Service Cost	1,612	1,762

Prepaid/(Accrued) Pension Cost	($1,059)	($696)

Amounts recognized on the balance sheets:
Accrued benefit liability	($1,519)	($1,285)
Intangible assets	460	589

Net amount recognized	($1,059)	($696)

Weighted-average assumptions used to determine benefit obligations:
Discount Rate	5.75%	6.25%
Salary Assumption	4.00%	4.00%

     The components of SERP expense, before allocation to the overhead pool, for 2004, 2003, and 2002 are as follows:

(dollars in thousands)	2004	2003	2002

Components of Net Periodic Benefits Cost:
Service Cost	$126	$39	$27
Interest Cost	122	43	27
Amortization of actuarial (gain)/loss	(25)
Amortization of Prior Service Cost	149	49	—
Net Periodic Pension Cost	$372	$131	$54

Weighted-average assumptions used to determine net periodic cost:
Discount Rate	6.25%	6.25%	7.25%
Salary Assumption	4.00%	4.00%	4.00%

401(k) Investment Incentive Program

     Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and, for 2004, 2003 and 2002, totaled $1,118,000, $1,032,000 and $976,000, respectively.

Note 10 – Stock Compensation Plans

Stock Incentive Plan:

     Registrant established a 2000 Stock Incentive Plan (the “2000 Plan”) adopted at the annual meeting of shareholders in 2000 to provide stock-based incentives as a means of promoting the success of the Company by attracting, retaining and aligning the interests of employees with those of shareholders generally. There are 750,000 Common Shares reserved for issuance under the 2000 Plan.

Directors Plan:

     Registrant had a Retirement Plan for Non-Employee Directors. This Non-Employee Directors Plan provided annual benefits to an eligible director in an amount equal to the annual retainer in effect at the director’s date of retirement. Benefits were payable in monthly installments for a period equal to the shortest of (a) the period he or she was a director or (b) 10 years. Benefits were payable to directors after the age of 62 and after retirement from the Board. As of December 31, 2003, the liability recorded for this plan totaled $530,500. On May 20, 2003, the Board of Directors adopted the 2003 Non-Employee Directors Stock Plan (New Directors Plan), subject to shareholder approval. The shareholders approved the New Directors Plan at the May 2004 Annual Meeting. The New Directors Plan provides the non-employee directors with supplemental stock-based compensation, encourages them to increase their stock ownership in AWR, and terminates the previous Non-Employee Directors Plan (“Former Plan”). The Former Plan provided for an annual cash retirement benefit to non-employee directors upon their retirement from service on the Board. Under the New Directors Plan, participants in the Former Plan were given the opportunity to elect to receive stock units under the New Directors Plan in lieu of their benefits under the Former Plan. Upon election to participate in the New Directors Plan by all of the directors, the Former Plan has ceased to exist. There are 250,000 Common Shares reserved for issuance under the New Directors Plan. Directors that retired prior to the adoption of the New Directors Plan continue to receive benefits under the Former Plan.

     Pursuant to the New Directors Plan, non-employee directors will be entitled to receive stock options and stock unit awards. As of December 31, 2004, approximately 12,000 stock options have been granted to the directors under the New Directors Plan. The stock options were granted at fair value at the date of grant; therefore no compensation cost has been recognized for these options. The stock units are a non-voting unit of measurement. As of December 31, 2004, the directors have been credited with approximately 32,400 stock units. Stock units will be paid only in Common Shares of AWR on the date that the participant terminates service as a director. Upon adoption of the New Directors Plan in May 2004, Registrant began recording compensation expense on the stock unit awards. For the year ended December 31, 2004, Registrant has recorded compensation expense totaling $799,000 under the New Directors Plan with a corresponding amount to Common Shares in shareholders’ equity.

     Prior to the approval of the New Directors Plan, Registrant had approximately $530,500 of benefits accrued under the Former Plan which was replaced by the New Directors Plan in May 2004. The initial net impact on earnings of replacing the Former Plan and recording the New Directors Plan was $247,750 to compensation expense.

     All stock options under the 2000 Plan and New Directors Plan are granted at the fair market value of the underlying stock on the date of the grant, accordingly, no compensation expense was recognized during the years ended December 31, 2004, 2003 and 2002. The fair value of stock options used to compute pro forma net income and earnings per share disclosures discussed in Note 1, is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2004	2003	2002

Weighted-average fair value of option granted	$4.98	$4.91	$4.98
Risk-free rate of return	3.07%	3.05%	4.30%
Dividend yield	3.50%	3.60%	3.90%
Expected volatility	27.20%	29.84%	28.14%
Expected life	5	5	5

Note 10 – Stock Compensation Plans (Continued)

     Stock option transactions relating to the 2000 Stock Incentive Plan and the New Directors Plan are summarized below:

	2004		2003		2002
	Option	Weighted	Option	Weighted	Option	Weighted
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	333,679	$22.86	237,610	$22.66	135,970	$22.03
Granted	168,066	25.28	150,400	23.15	116,775	23.43
Exercised	—	—	—	—	—	—
Cancelled	—	—	(54,331)	22.78	(15,135)	23.03

Options outstanding at end of year	501,745	$23.66	333,679	$22.86	237,610	$22.66

Options exercisable at end of year	260,387	22.74	166,436	22.45	65,118	$21.62

     One-third of the stock options granted under the 2000 Stock Incentive Plan become exercisable on each of the first three anniversaries of the grant date, but may be exercised earlier if there is a change in control of the Company. These stock options generally expire ten years from the date of grant. Under the current terms and conditions of the 2000 Plan, the vesting schedule does not require continued service through each applicable vesting date as a condition to the vesting of the applicable installment of the option. Stock options granted under the New Directors Plan vest immediately. Weighted average remaining contractual life at December 31, 2004 is 7.69 years. Exercise prices of options outstanding at December 31, 2004 ranged from $20.83 to $25.55 per share.

Note 11 — Business Risks and Commitments

     Registrant’s utility operations are engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues in 2004, which is about the same percentage as in 2003 and 2002. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, and general business conditions. Although consumption remained relatively flat in 2004 compared to 2003, cooler and wetter weather conditions experienced in 2003 in most of SCW’s service areas as compared to 2002 resulted in a decrease in water demand.

     SCW’s Water Supply

     SCW’s obtains its water supply from its operating wells and purchases from others, principally the Metropolitan Water District of Southern California (MWD). The MWD is a water district organized under the laws of the State of California for the purpose of delivering imported water to areas within its jurisdiction. Registrant has 58 connections to the water distribution facilities of MWD and other municipal water agencies. MWD imports water from two principal sources: the Colorado River and the State Water Project. Available water supplies from the Colorado River and the State Water Project have historically been sufficient to meet most of MWD’s requirements.

     On October 17, 2003 the Federal government, the State government, and four Southern California water agency officials, including the MWD, met to sign the Quantification Settlement Agreement (QSA) that divides up each state’s share of the Colorado River. Under the QSA, MWD will have access (as in the past) to Colorado River water and additional acre feet of water that the Imperial Irrigation District proposes to conserve and sell to the state. With the signing of this agreement, California once again has access to excess Colorado River water for the next 13 years. MWD has also publicly stated that it is stepping up a number of efforts including desalination, conservation, recycling, transfer and storage, to increase water supplies.

Note 11 — Business Risks and Commitments (Continued)

     To meet its water supply needs, SCW has contracts with various governmental entities and other parties to purchase water or water rights for an aggregate amount of $69.7 million. Included in this amount as of December 31, 2004 is $62.3 million that remains outstanding under purchase agreements with governmental entities which expire on an agreement by agreement basis commencing in 2008 through 2012. Each of these contracts contain minimum take or pay provisions with the terms and conditions for pricing under each contract varying. SCW plans to continue to purchase and use at least the minimum water requirement under the respective contracts in the future. The amount of the remaining obligations was estimated based on current rates per acre-foot. These rates may be changed annually. Also included in the $69.7 million is a remaining commitment of $3.1 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. SCW has an option to renew this agreement for 10 more years.

     Registrant’s estimated future minimum payments under these commitments at December 31, 2004 are as follows, in thousands:

2005	$17,172
2006	17,107
2007	17,107
2008	2,882
2009	2,882
Thereafter	12,529

Total	$69,679

     CCWC’s Water Supply

     CCWC obtains its water supply from two operating wells and from Colorado River water delivered by the Central Arizona Project (“CAP”). The majority of CCWC’s water supply is obtained from its CAP allocation and well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the well system in optimal operating condition.

     CCWC has an assured water supply designation, by decision and order of the Arizona Department of Water Resources (ADWR), providing in part that, subject to its requirements, CCWC has a sufficient supply of groundwater and CAP water which is physically, continuously and legally available to satisfy current and committed demands of its customers, plus at least two years of predicted demands, for 100 years. On April 7, 2004 the ADWR issued a decision confirming that CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 9,828 acre-feet per year for a minimum of 100 years.

     The Arizona Water Settlement Act was signed into law in December of 2004. This legislation provides for an additional CAP allocation to CCWC in the amount of 1,931 acre-feet per year. In order to receive this additional allocation, CCWC must enter into a revised contract with the Central Arizona Conservation District (the “District”). CCWC expects an agreement to be reached on this amendment during 2005. Once a revised contract with the District is executed, CCWC expects to apply to the ADWR to modify and increase its designation of assured supply from 9,828 acre-feet per year to 11,759 acre-feet per year. CCWC has entered into a commitment with the District to purchase the 1,931 acre-feet of water per year of additional CAP water rights for an estimated amount of $1.1 million as of December 31, 2004. The price will be subject to further adjustment and is expected to increase until final written agreement is executed. In addition, CCWC has a long-term water supply contract with the District through September 2033, and is entitled to take 6,978 acre-feet of water per year from CAP. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.7 million as of December 31, 2004 with $195,000 paid each year.

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

Note 11 — Business Risks and Commitments (Continued)

     Bear Valley Electric

     Most of the electric energy sold by SCW to customers in its Bear Valley Electric customer service area is purchased from others. In March 2001, SCW entered into a five-year nine-month, block forward purchase contract with Mirant Marketing to supply its Bear Valley Electric customer service area with 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. SCW filed a complaint with the FERC seeking to reduce the rates in the Mirant Marketing contract to a just and reasonable price. The FERC has denied this complaint and SCW has appealed this denial.

     In June 2001, SCW also executed a three-year, block forward purchase agreement with PWCC for an additional 8 MWs of electric energy to meet Bear Valley Electric’s peak winter demands at a price of $75 per MWh for the first year, $48 per MWh for the second year and $36 per MWh for the third year.

     Effective November 2002, SCW entered into a series of purchase power contracts with PWCC. Under the agreements, SCW will exchange 15 MWs of electric energy with PWCC at $74.65 per MWh that results in an upfront payment by PWCC of $20.35 per MWh for 15 MWs over the period beginning November 1, 2002 through December 31, 2006. This upfront payment is being recorded as a reduction of purchased power costs that are included in the supply cost balancing account. In addition, 8 MWs of electric energy are also being sold to PWCC at the prices set forth in the June 2001 energy purchase agreement with PWCC, and 8 MWs are being purchased at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 through March 31, 2008 and for the period November 1, 2008 through December 31, 2008. Total commitments under these agreements amounted to $74.4 million, of which $47.9 million remains outstanding as of December 31, 2004, with approximately $12 million due each year through December 31, 2008.

     The average minimum load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating.

     On July 17, 2002, the CPUC approved a settlement agreement reached among SCW, all intervening parties and the Office of Ratepayer Advocates, which permits SCW to recover $77 per MWh of purchased power costs through rates, effective immediately thereafter. SCW will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011, in its balancing account. To the extent SCW’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. In 2004, 2003 and 2002, approximately $195,000, $240,000 and $718,000, respectively, were expensed. As a result of the settlement, SCW is also permitted to collect a surcharge of 2.2¢ per kilowatt hour from its customers for up to ten years commencing August 2001 to allow SCW an opportunity to collect amounts remaining in its electric cost balancing account, with interest, incurred by SCW during the energy crisis in 2000-2001.

     SCW owns a natural gas-fueled 8.4 MW generation facility that went on line during August of 2004, and should assist SCW in controlling its spot purchase prices and in meeting increasing demand in its Bear Valley Electric customer service area.

     The ability of SCW to deliver purchased power to customers in its Bear Valley Electric service area is limited by the ability of the transmission facilities owned by Southern California Edison Company (Edison) to transmit this power. SCW filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, SCW and Edison agreed to settle this suit. Under the terms of the agreement, SCW agreed to pay a $5 million project abandonment fee to Edison. Edison filed an application to the FERC for approval of the entire $5 million settlement payment as abandoned project cost to be included in Edison’s wholesale rate charged to SCW. In addition, Edison is to sell the Goldhill substation and associated transmission line to SCW at its book value. Management believed that the FERC’s approval of Edison’s filing was probable and the abandonment costs included in Edison’s wholesale rate to SCW would be recoverable through rates. As a result, the $5 million obligation to Edison arising from the settlement was recorded as a regulatory asset during the fourth quarter of 2003.

Note 11 — Business Risks and Commitments (Continued)

     SCW made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison an additional $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. In August 2004, the FERC approved Edison’s application and SCW recorded the $1.4 million payment in the electric supply cost balancing account. This amount was previously recorded as a regulatory asset pending FERC approval of Edison’s application. In addition, monthly payments totaling $228,822 made to Edison during the year ended December 31, 2004 are also included in the electric supply cost balancing account.

     Operating Leases

     Registrant leases equipment and facilities primarily for its Regional and District offices under non-cancelable operating leases with varying terms, provisions, and expiration dates. Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2004, 2003 and 2002, Registrant’s consolidated rent expense was $2,554,912, $2,187,008 and $1,992,889, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2004 are as follows, in thousands:

2005	$2,054
2006	1,478
2007	983
2008	626
2009	100

Total:	$5,241

     There is no material difference between the consolidated operations of AWR and the operations of SCW in regards to the future minimum payments under long-term non-cancelable operating leases.

Note 12 — Contingencies

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

     On August 4, 2004, SCW was ordered dismissed from all nineteen cases involving customer service areas located in the San Gabriel and Pomona Valleys of Los Angeles County. The order was issued by the Trial Judge presiding over these matters, and followed a lengthy legal proceeding dating back to April 1997 when the first of the cases was filed by over 140 customers in the San Gabriel Valley, alleging their water had caused personal injuries of varying types and degrees. The Court found SCW did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the Plaintiffs to prove otherwise. SCW has long asserted that it meets or exceeds the requirements to provide water within the standards established by the health authorities. On September 21, 2004, SCW received notice that several plaintiffs filed an appeal to the trial court’s order to dismiss SCW. SCW is unable to predict the outcome of this appeal. As for the three lawsuits in Sacramento County, one of the three Plaintiffs filed for dismissal in July 2004 and the case has subsequently been dismissed by the Court. On October 15, 2004, the remaining two claims were also ordered dismissed by the Court. The claims have been permanently dismissed since the Plaintiffs failed to file a “Notice of Appeal” within the allotted time of 60 days.

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

Note 12 – Contingencies (Continued):

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

     Under the terms of the settlement, Aerojet paid SCW $8.7 million in the first quarter of 2004. Aerojet has also agreed to pay SCW an additional $8 million, plus interest, over a five year period beginning in December 2009. The $8.7 million payment and guaranteed future payments have been applied directly to reduce SCW’s costs of utility plant and purchased water by $16 million and $735,000, respectively. Prior to the MOU, Aerojet had reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply. Aerojet has also agreed to reimburse SCW $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals in a defined area in Eastern Sacramento County and the receipt of certain fees in connection with such development.

     Aerojet will also transfer its remediated groundwater to the Sacramento County Water Agency, which will provide treated water for distribution to SCW and other water purveyors affected by the contamination. SCW has entered into an agreement with Sacramento County Water Agency to receive water as outlined above. As a result of this arrangement and other mitigation measures, SCW should have a reliable water supply for its Rancho Cordova service area.

     Registrant and Aerojet have also signed three separate agreements requiring Aerojet to pay for certain transmission pipelines and upgrades to Registrant’s Coloma Treatment Plant as a contingency plan, should additional wells be impacted. The value of the three agreements approximates $6.8 million in capital improvements. The facilities are expected to be fully operational by the end of 2005.

     In 2000, the CPUC authorized the establishment of a memorandum account into which SCW was allowed to record costs it incurred in prosecuting the contamination suits filed against the State and Aerojet. The CPUC also authorized SCW periodically to seek recovery of such recorded costs from ratepayers. In that regard, SCW sought interim cost recovery and was authorized to increase rates, effective April 28, 2001, in an amount sufficient over a six-year period to offset approximately $1.8 million in such legal and expert costs recorded in the memorandum account that had been incurred on or before August 31, 2000. As of December 31, 2004, approximately $15.3 million in legal and consulting related costs, including the unamortized portion of the $1.8 million, has been recorded as deferred charges and included in “Regulatory Assets” on the SCW balance sheets.

     In a proceeding currently pending at the CPUC, SCW has requested a twenty-year amortization of the remaining balance of the costs recorded in the memorandum account, net of any reimbursement amounts received from defendants, insurers and others. Given the expected timing for the issuance of a final decision in this proceeding (third quarter 2005), SCW filed a motion seeking another interim amortization in December 2004. In this motion, SCW proposed to amortize $6 million of the $15.3 million of the memorandum account balance over a 10 year period, and to increase rates accordingly, subject to refund. In January 2005, a joint ruling of the assigned Commissioner and Administrative Law Judge denied SCW’s request for an interim amortization. The motion was denied primarily because the hearing on the merits was only weeks away (March 14-15, 2005) and an expected proposed decision, and CPUC action on it, may be soon thereafter in the second or third quarter of 2005. Management remains of the opinion that the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have accumulated in this memorandum account. Management will continue to monitor the rate making process for this matter and assess the probability of recovery of these costs on a quarterly basis. Furthermore, it is management’s intention to offset any settlement proceeds from Aerojet against the balance in the memorandum account at the time of receipt of the settlement payments.

Note 12 — Contingencies (Continued):

     Other Water Quality Litigation:

     Perchlorate and/or Volatile Organic Compounds (VOC) have been detected in five wells servicing SCW’s San Gabriel System. SCW filed suit, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (WQA), in federal court against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (PRP) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. In this same suit, the PRPs have filed cross-complaints against the Registrant, the other two affected water purveyors, the WQA and the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Basin for use by Registrant and the other two affected water providers and for other related claims. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

     On August 29, 2003, the US Environmental Protection Agency issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which SCW’s two impacted wells draw water. SCW was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the Federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs, including those which previously settled with the Water Entities on VOC matters regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions in order to arrive at a complete resolution of all issues affecting the Federal lawsuits and the UAO. Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

     Condemnation of Properties

     The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also know as condemnation, where doing so is in the public interest. In addition, however, the laws of the State of California also provide: (1) that the owner of the utility property may contest whether the condemnation is actually in the public interest; and (2) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken. Although the City of Claremont, California located in SCW’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to the Company about the rates charged by the Company and the effectiveness of the CPUC’s rate setting procedures. The City has also hired a consultant to perform an appraisal of the value of Registrant’s water system serving that city. Such value was determined by the consultant at $46 million. SCW is currently meeting with the City to discuss various concepts such as a public private partnership where the City and the Company could work together to resolve the City’s concerns. While the City has publicly disclosed some of its proposals in its City Council meetings, to date, there has been no agreement reached between the Company and the City that alleviates the City’s concerns. Except for the City of Claremont, Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area. As of December 31, 2004, the recorded net book value of the Claremont water system is approximately $33 million.

Note 12 — Contingencies (Continued):

     Santa Maria Groundwater Basin Adjudication:

     In 1997, the Santa Maria Valley Water Conservation District (plaintiff) filed a lawsuit against multiple defendants, including SCW, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. After some procedural rulings by the superior court, the lawsuit is now a full basin adjudication involving all entities owning 10 acres or more within the Basin boundaries — approximately 1,400 defendants. The plaintiff’s stated objective in the adjudication lawsuit is to have the superior court impose and oversee the implementation of a Basin management plan that ensures the long term integrity and reliability of the Basin water resources. To protect its groundwater supply so that sufficient water production rights continue to be available to meet SCW’s customers’ needs in the Santa Maria customer service area, SCW has been vigorously defending its water rights in the adjudication lawsuit. As of December 31, 2004, SCW has incurred costs in defending its rights in the Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery. Management believes that when the adjudication lawsuit is finally resolved, SCW will have secured its right to pump groundwater from the Basin and to continue to rely on the Basin as a source of supply for its customers’ needs. Management also believes that the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have accumulated with this lawsuit.

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

Note 13 — Construction Program

Construction Program

     SCW maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and a reflection of the underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. SCW’s Board of Directors has approved anticipated net capital expenditures for 2005 principally reflecting water supply related projects such as drilling and equipping of new wells, building a new reservoir, and distribution and street improvement projects. As of December 31, 2004, SCW has unconditional purchase obligations for capital projects of approximately $28.8 million. CCWC’s Board of Directors has approved a net capital budget for 2005 primarily reflecting a new treatment center building and distribution improvement on its Golden Eagle Plant. AWR and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments. FBWS has capital commitments that are being funded by the U.S Government.

Note 14 — Business Segments

     AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water-service utility operation conducted through its CCWC unit, and a contracted services unit through the ASUS subsidiary. All activities of SCW currently are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS are conducted in California, Arizona and Texas. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s operating segments, CCWC and ASUS’s contract services businesses as well as the operations of its wholly-owned subsidiary, FBWS. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to the Company.

(dollars in thousands)	As Of And For The Year Ended December 31, 2004
	SCW		CCWC		Consolidated
	Water	Electric	Water	Other*	AWR

Operating revenues	$194,091	$25,594	$6,544	$1,776	$228,005
Operating income (loss) before income taxes	52,496	533	1,324	(4,873)	49,480
Interest expense, net	15,353	1,571	473	453	17,850
Identifiable assets	589,090	39,710	34,998	367	664,165
Depreciation and amortization expense	18,332	1,539	922	31	20,824
Capital additions	74,623	5,276	4,070	247	84,216

(dollars in thousands)	As Of And For The Year Ended December 31, 2003
	SCW		CCWC			Consolidated
	Water	Electric	Water	Other*	Eliminations	AWR

Operating revenues	$181,025	$24,492	$6,221	$1,014	($83)	$212,669
Operating income (loss) before income taxes	45,996	(717)	1,409	(3,916)		42,772
Interest expense, net	15,664	1,396	475	535		18,070
Identifiable assets	533,837	36,883	31,481	97		602,298
Depreciation and amortization expense	17,298	1,566	921	7		19,792
Capital additions	41,627	11,987	3,558	39		57,211

(dollars in thousands)	As Of And For The Year Ended December 31, 2002
	SCW		CCWC		Consolidated
	Water	Electric	Water	Other*	AWR

Operating revenues	$180,904	$21,298	$6,157	$846	$209,205
Operating income (loss) before income taxes	46,974	4,169	1,749	(2,295)	50,597
Interest expense, net	15,275	1,361	482	581	17,699
Identifiable assets	507,802	26,591	28,851	67	563,311
Depreciation and amortization expense	15,914	1,470	918	-	18,302
Capital additions	38,581	907	1,100	67	40,655

*	Include amounts from AWR and ASUS’s contracted services. For 2004, it also includes ASUS’s wholly-owned subsidiary FBWS.

Note 15 — Allowance for Doubtful Accounts

     The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2004, 2003 and 2002 for AWR and SCW are as follows:

	AWR
	December 31,
(dollars in thousands)	2004	2003	2002

Balance at beginning of year	$831	$769	$972
Provision charged to expense	619	543	324
Accounts written off, net of recoveries	(467)	(481)	(527)

Balance at end of year	$983	$831	$769

	SCW
	December 31,
(dollars in thousands)	2004	2003	2002

Balance at beginning of year	$797	$729	$951
Provision charged to expense	614	512	290
Accounts written off, net of recoveries	(452)	(444)	(512)

Balance at end of year	$959	$797	$729

     Neither AWR nor ASUS have established any provision for doubtful accounts.

Note 16 — Supplemental Cash Flow Information

     The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			SCW
	December 31,			December 31,
	2004	2003	2002	2004	2003	2002

Taxes and Interest Paid:
Income taxes paid	$12,102	$2,134	$11,297	$14,739	$4,190	$11,624
Interest paid	17,704	18,247	18,150	16,828	17,370	17,101

Non-Cash Transactions:
Property installed by developers and conveyed	$2,368	$3,414	$2,247	$1,989	$3,414	$2,247

SFAS 87 minimum liability:
Intangible asset	291	1,624	—	291	1,624	—
Other comprehensive income	3,259	—	—	3,259	—	—

Liability assumed from Edison Settlement that is expected to receive regulatory treatment	—	$5,000	—	—	$5,000	—
Receivable recorded for amounts to be reimbursed by Aerojet for capital projects	—	$12,706	—	—	$12,706	—

Adoption of new accounting standard for ARO:
Regulatory Asset	—	$2,495	—	—	$2,479	—
Utility Plant, net	—	223	—	—	221	—
Asset Retirement Obligations	—	(2,718)	—	—	(2,700)	—

Note 17 — Selected Quarterly Financial Data (Unaudited)

     The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of basic earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2004
	Operating	Operating		Basic Earnings
(in thousands, except per share amounts)	Revenues	Income	Net Income	Per Share

First Quarter	$46,651	$5,550	$1,146	$0.08
Second Quarter (1)	59,344	10,599	6,710	0.44
Third Quarter (2)	68,961	12,666	8,018	0.52
Fourth Quarter	53,049	7,275	2,667	0.15

Year	$228,005	$36,090	$18,541	$1.19

	SCW
	For The Year Ended December 31, 2004
	Operating	Operating
(in thousands)	Revenues	Income	Net Income

First Quarter	$45,088	$5,932	$1,719
Second Quarter (1)	57,346	10,987	7,319
Third Quarter (2)	66,714	13,011	8,617
Fourth Quarter	50,537	7,607	3,256

Year	$219,685	$37,537	$20,911

(1)	The second quarter of 2004 reflects the following:

•	a $5.2 million net pretax gain on the sale of water rights reflecting a favorable CPUC decision on July 8, 2004. As discussed previously, $5.7 million was received which represents settlement proceeds received in May 2004 from the City of Santa Monica relating to the sale and the assignment of rights regarding the Charnock Groundwater Basin. The total proceeds of $5.7 million from the sale and the assignment of rights were offset by an impairment loss of $482,000 associated with assets removed from rate base, pursuant to the decision. SCW recorded the impairment loss on assets removed from rate-base in “other operating expenses”.

•	a $2.2 million pretax charge to earnings to reflect the recording of the net over-collection in the memorandum supply cost accounts as a result of SCW’s filing of advice letters on April 30, 2004 with the CPUC.

(2)	The third quarter of 2004 reflects the recording of approximately $2 million pretax related to additional revenues associated with the Region II rate increase approved by the CPUC in August 2004. The rate increases in SCW’s Region II customer service area were retroactive to February 14, 2004.

Note 17 — Selected Quarterly Financial Data (Unaudited) (Continued)

	AWR
	For The Year Ended December 31, 2003
(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share

First Quarter	$46,676	$7,555	$2,990	$0.20
Second Quarter	51,817	7,419	2,911	0.19
Third Quarter	63,725	12,179	7,796	0.51
Fourth Quarter (3)	50,451	6,452	(1,805)	(0.12)

Year	$212,669	$33,605	$11,892	$0.78

	SCW
	For The Year Ended December 31, 2003
	Operating	Operating
(in thousands)	Revenues	Income	Net Income

First Quarter	$45,173	$7,417	$3,124
Second Quarter	50,043	8,012	3,761
Third Quarter	61,683	12,416	8,256
Fourth Quarter (3)	48,618	6,760	(1,256)

Year	$205,517	$34,605	$13,885

(3)	Fourth quarter of 2003 reflects the following:

•	a $3.5 million pretax charge to earnings to reflect a Proposed Decision issued by the CPUC (Note 2). As required by the Proposed Decision issued by the CPUC on December 19, 2003, SCW will be required to refund to customers approximately $3.5 million in net proceeds received from potentially responsible parties since 1998 for the contamination of the Company’s groundwater supply.

•	a $6.2 million pretax charge to earnings to reflect a decision issued by the CPUC on March 16, 2004. The decision ordered SCW to refund 70 percent of the total amount of lease revenues received from the City of Folsom since 1994, plus interest, to customers (Note 2).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of American States Water Company:

We have completed an integrated audit of American States Water Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholder of Southern California Water Company:

In our opinion, the accompanying balance sheets and the related statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Southern California Water Company (“SCW”) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of SCW’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the combined financial statements, SCW changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2005

Report from Management on the Responsibility for Financial Statements

The consolidated financial statements contained in the annual report were prepared by the management of American States Water Company, which is responsible for their integrity and objectivity. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include, where necessary, amounts based upon management’s best estimates and judgments. All other financial information in the annual report is consistent with the consolidated financial statements and is also the responsibility of management.

The Audit Committee, composed of three outside directors, exercises oversight of management’s discharge of its responsibilities regarding the systems of internal control and financial reporting. The committee periodically meets with management, the internal auditor and the independent accountants to review the work and findings of each. The committee also reviews the qualifications of, and recommends to the board of directors, a firm of independent registered public accountants.

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, management’s assessment of the effectiveness of Registrant’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

s/	Floyd E. Wicks	s/	ROBERT J.

	Floyd E. Wicks		Robert J. Sprowls
	President, Chief Executive Officer		Chief Financial Officer,
Sr. Vice President — Finance,
Treasurer and Secretary

March 16, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information responsive to Part III, Item 10 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and “Executive Officers — Experience, Security Ownership and Compensation” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11. Executive Compensation

     Information responsive to Part III, Item 11 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and “Executive Officers — Experience, Security Ownership and Compensation” and “Performance Graph” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and “Executive Officers — Experience, Security Ownership and Compensation” and is incorporated herein by reference pursuant to General Instruction G(3).

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

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1. Reference is made to the Financial Statements incorporated herein by reference to Part II, Item 8 hereof.

2. Schedule I — Condensed Financial Information of Parent may be found in the Financial Statements and Notes to Financial Statements incorporated herein by reference to Part II, Item 8 hereof or at the conclusion of this Item. Schedules II, III, IV, and V are omitted as they are not applicable.

3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits -

3.1	By-Laws of American States Water Company incorporated herein by reference to Registrant’s Form 8-K, dated November 2, 1998.

3.2	Amended and Restated By-laws of Southern California Water Company(1) .

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Registrant’s Form 10-K/A for the year ended December 31, 2003.

3.3.1	Restated Articles of Incorporation of Southern California Water Company incorporated herein by reference to Registrant’s Form 8-K, dated January 20, 1999.

4.1	Amended and Restated Rights Agreement, dated January 25, 1999, by and between American States Water Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1998.

4.2	Indenture, dated September 1, 1993 between Southern California Water Company and Chemical Trust Company of California incorporated herein by reference to Registrant’s Form 8-K.

10.1	Agreement of Merger dated as of June 25, 1998 by and among Southern California Water Company, SCW Acquisition Corp. and American States Water Company incorporated herein by reference to Registrant’s Form 8-K, dated July 1, 1998.

10.2	Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151. (2)

10.3	Second Sublease dated October 5, 1984 between Southern California Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151.

10.4	Note Agreement dated as of May 15, 1991 between Southern California Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991.

10.5	Schedule of omitted Note Agreements, dated May 15, 1991, between Southern California Water Company and Transamerica Annuity Life Insurance Company, and Southern California Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991.

10.6	Loan Agreement between California Pollution Control Financing Authority and Southern California Water Company, dated as of December 1, 1996 incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1998.

10.7	Agreement for Financing Capital Improvement dated as of June 2, 1992 between Southern California Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1992.

10.8	Water Supply Agreement dated as of June 1, 1994 between Southern California Water Company and Central Coast Water Authority incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1994.

10.9	2003 Non-Employee Directors Stock Purchase Plan incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 2004. (2)

10.10	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Rule 424(b)(3) filing dated October 27, 1999.

10.11	Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between American States Water Company, Southern California Water Company and certain executives incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1999. (2)

10.12	Amended and Restated Change in Control Agreements, dated as of October 25, 1999, between Southern California Water Company and certain executives incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1999. (2)

10.13	Southern California Water Company Pension Restoration Plan incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1999. (2)

10.14	American States Water Company Annual Incentive Plan as amended April 29, 2002 incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002. (2)

10.15	American States Water Company amended 2000 Stock Incentive Plan incorporated herein by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2003. (2)

10.16	Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA,, dated as of December 1, 1997 incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000.

10.17	Delivery Agreement between Central Arizona Water Conservation District and Chaparral City Water Company, dated as of December 6, 1984 incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000.

10.18	Repayment Contract between the United States Bureau of Reclamation and Chaparral City Water Company, dated as of December 6, 1984 for construction of a delivery and storage system to transport CAP water incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2000.

10.19	Energy Transaction Confirmation with Mirant Americas Energy Marketing, LP incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended March 31, 2001.

10.20	Power Purchase Agreement in June 2001 between Southern California Water Company and Pinnacle West Capital Corporation incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 2001.

10.21	Western Systems Power Pool Agreement incorporated by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 2001.

10.22	Automated Power Exchange Master Service and Participation Agreement incorporated by reference to Registrant’s Form 10-K with respect to the year ended December 31, 2001.

10.23	American States Water Company Three-Year Dividend Equivalent Right Certificate incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002. (2)

10.24	Power Purchase Agreement dated September 3, 2002 between Southern California Water Company and Pinnacle West Capital Corporation incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2002.

10.25	Credit Agreement between American States Water Company dated June 6, 2002 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended March 31, 2004.

10.26	Form of Indemnification Agreement for Floyd Wicks, Susan Conway, Joel Dickson, James Gallagher, McClellan Harris III, Roger Kropke, Denise Kruger, Patrick Scanlon and Eva Tang incorporated by reference to Form 10-Q for the quarter ended September 30, 2004.(2)

10.27	Form of Indemnification Agreement for executive officers of American States Water Company incorporated by reference to Form 10-Q for the quarter ended September 30, 2004.(2)

10.28	Form of Indemnification Agreement for executive officers of Southern California Water Company incorporated by reference to Form 10-Q for quarter ended September 30, 2004.(2)

10.29	Form of Non-Qualified Stock Option Plan Agreement for officers and key employees of American States Water Company incorporated by reference to Form 8-K on January 1, 2005.(2)

21.	Subsidiaries of Registrant.(1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR.(1)

23.1.1	Consent of Independent Registered Public Accounting Firm for SCW.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR.(1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act or 2002 for SCW.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of AWR.(1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for SCW.(1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(c) See Item 15(a)(2)

(1) Filed concurrently herewith.

(2) Management contract or compensatory arrangement.

(3) Furnished concurrently herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STATES WATER COMPANY and its subsidiary SOUTHERN CALIFORNIA WATER COMPANY
By:	/s/ ROBERT J. SPROWLS
Sr. Vice President-Finance, Chief Financial Officer,Treasurer and Secretary

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Date:

/s/ LLOYD E. ROSS Lloyd E. Ross Chairman of the Board and Director	March 16, 2005
/s/ FLOYD E. WICKS Floyd E. Wicks Principal Executive Officer, President, CEO and Director	March 16, 2005
/s/ ROBERT J. SPROWLS Robert J. Sprowls Principal Financial and Accounting Officer, Sr. VP-Finance, Chief Financial Officer, Treasurer and Secretary	March 16, 2005
/s/ JAMES L. ANDERSON James L. Anderson Director	March 16, 2005
/s/ N.P. DODGE, JR. N.P. Dodge, Jr. Director	March 16, 2005
/s/ ANNE M. HOLLOWAY Anne M. Holloway Director	March 16, 2005
/s/ ROBERT F. KATHOL Robert F. Kathol Director	March 16, 2005

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2004	2003

Assets

Cash and equivalents	$346	$2,141
Inter-company receivables	32,525	37,111
Other current assets	—	351

Total current assets	32,871	39,603

Investments in subsidiaries	264,448	228,680
Other deferred debits	51	284

Total assets	$297,370	$268,567

Liabilities and Capitalization

Note payable to bank	$45,000	$56,000
Accounts payable	2	1
Other liabilities	903	79

Total liabilities	45,905	56,080

Common shareholders’ equity	251,465	212,487

Total capitalization	251,465	212,487

Total liabilities and capitalization	$297,370	$268,567

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	December 31,
(In thousands, except per share amounts)	2004	2003	2002

Operating Revenues and Other Income	$—	$—	$—
Operating Expenses	335	454	651

Loss Before Equity in Earnings of Subsidiaries	(335)	(454)	(651)

Equity in Earnings of Subsidiaries	18,876	12,346	20,990

Net Income	18,541	11,892	20,339

Dividends on Preferred Shares	—	—	(29)

Earnings Available For Common Shareholders	$18,541	$11,892	$20,310

Weighted Average Number of Common Shares Outstanding	15,633	15,200	15,144

Basic Earnings Per Common Share	$1.19	$0.78	$1.34

Weighted Average Number of Diluted Common Shares Outstanding	15,663	15,227	15,157

Fully Diluted Earnings per Common Share	$1.18	$0.78	$1.34

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	December 31,
(in thousands)	2004	2003	2002

Cash Flows Used In Operating Activities	($1,842)	($2,872)	($262)

Cash Flows Used in Investing Activities:
Increase in investment of subsidiary	($35,100)	—	—

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	36,772	752	1,509
Net change in notes payable to banks	(11,000)	21,000	15,000
Net change in inter-company borrowings	7,500	(21,000)	(14,000)
Redemption of preferred shares	—	—	(1,880)
Dividends paid	(13,875)	(13,436)	(13,223)
Dividends received from subsidiaries	15,750	15,400	14,630

Net cash provided from financing activities	35,147	2,716	2,036

Increase (decrease) in cash and equivalents	(1,795)	(156)	1,774
Cash and equivalents at beginning of period	2,141	2,297	523

Cash and equivalents at the end of period	$346	$2,141	$2,297

Cash dividends received from Southern California Water Company	$15,750	$15,400	$14,630

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1 — Note Payable to Banks

     In June 2002, AWR (the parent) established a new $75 million syndicated credit facility that will expire on June 5, 2005. Under the terms of this facility, AWR (the parent) or its subsidiary SCW may obtain letters of credit for up to an aggregate of $15 million. SCW has obtained letters of credit, in the amount of $11,181,000 in aggregate, including (1) a letter of credit with a fee of 0.75%, which expires June 5, 2005, in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District, (2) a letter of credit with an annual fee of 0.75%, which expires in June 2005, in the amount of $700,000 as security for the deductible in the Company’s business automobile insurance policy, (3) a letter of credit with a fee of 0.75%, which expires March 31, 2005 in an amount of $585,000 as security for the purchase of power, and (4) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Edison to cover AWR’s commitment to pay the settlement amount. There were no compensating balances required. Loans can be obtained at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.

     At December 31, 2004, $45 million was outstanding under this facility. AWR plans to renew and possibly increase the revolving credit facility prior to its expiration. AWR’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2004	2003	2002

Balance Outstanding at December 31,	$45,000	$56,000	$35,000
Interest Rate at December 31,	3.16%	1.78%	2.16%
Average Amount Outstanding	$48,148	$34,638	$6,811
Weighted Average Annual Interest Rate	2.09%	1.84%	2.49%
Maximum Amount Outstanding	$60,000	$56,000	$35,000