Form 10-Q
period 2005-03-31
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2005-05-10
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________

Commission file number 001-14431

American States Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas	91773

(Address of Principal Executive Offices)	(Zip Code)

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

As of May 10, 2005, the number of Common Shares outstanding, of American States Water Company was 16,771,565 shares.

As of May 10, 2005, all of the 122 outstanding Common Shares of Southern California Water Company were owned by American States Water Company.

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

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	March 31,	December 31,
(in thousands)	2005	2004

Utility Plant, at cost

Water	$783,741	$778,238
Electric	58,664	58,667

	842,405	836,905
Less — Accumulated depreciation	(247,778)	(241,717)

	594,627	595,188
Construction work in progress	82,112	68,977

Net utility plant	676,739	664,165

Other Property and Investments
Goodwill	11,903	11,925
Other property and investments	9,737	9,792

	21,640	21,717

Current Assets
Cash and cash equivalents	5,825	4,303
Accounts receivable-customers (less allowance for doubtful accounts of $776 in 2005 and $782 in 2004)	9,197	10,970
Unbilled revenue	12,860	13,743
Other accounts receivable (less allowance for doubtful accounts of $234 in 2005 and $201 in 2004)	1,998	3,384
Income taxes receivable	4,239	5,833
Materials and supplies, at average cost	1,451	1,496
Regulatory assets — current	6,251	7,104
Prepayments and other current assets	3,486	3,466
Deferred income taxes — current	1,692	2,725

	46,999	53,024

Regulatory and Other Assets
Regulatory assets	53,802	54,404
Other accounts receivable	8,503	8,400
Other	8,569	8,567

Total regulatory and other assets	70,874	71,371

Total Assets	$816,252	$810,277

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	March 31,	December 31,
(in thousands)	2005	2004

Capitalization
Common shares, no par value, no stated value	$165,596	$165,270
Earnings reinvested in the business	$89,447	89,454
Accumulated other comprehensive loss	(3,259)	(3,259)

Total common shareholders’ equity	251,784	251,465
Long-term debt	228,902	228,902

Total capitalization	480,686	480,367

Current Liabilities
Notes payable to banks	47,000	45,000
Long-term debt — current	658	880
Accounts payable	14,460	18,206
Accrued employee expenses	4,136	4,260
Accrued interest	5,025	1,670
Regulatory liabilities — current	3,701	3,441
Other	10,169	12,879

Total current liabilities	85,149	86,336

Other Credits
Advances for construction	84,036	81,351
Contributions in aid of construction — net	74,047	73,100
Deferred income taxes	59,829	59,839
Unamortized investment tax credits	2,587	2,609
Accrued pension and other postretirement benefits	10,609	8,793
Regulatory liabilities	11,084	9,731
Other	8,225	8,151

Total other credits	250,417	243,574

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$816,252	$810,277

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2005	2004

Operating Revenues
Water	$41,497	$38,742
Electric	7,470	7,627
Other	827	282

	49,794	46,651

Operating Expenses
Water purchased	7,686	8,881
Power purchased for pumping	1,487	1,717
Power purchased for resale	4,137	4,829
Unrealized gain on purchased power contracts	(3,015)	(557)
Gain on settlement for removal of wells	(760)	—
Groundwater production assessment	1,921	1,822
Supply cost balancing accounts	1,078	221
Other operating expenses	5,069	4,437
Administrative and general expenses	10,129	9,079
Depreciation and amortization	5,635	5,177
Maintenance	2,466	2,327
Taxes on income	3,216	942
Other taxes	2,272	2,226

Total operating expenses	41,321	41,101

Operating Income	8,473	5,550

Other Income (Loss)
Other income (loss)	(121)	(182)
Taxes on other income (loss)	72	99

Total other income (loss)	(49)	(83)

Interest Charges
Interest on long-term debt	4,052	4,050
Other interest and amortization of debt expense	608	271

Total interest charges	4,660	4,321

Net Income	$3,764	$1,146

Weighted Average Number of Shares Outstanding	16,761	15,224
Basic Earnings Per Common Share	$0.22	$0.08

Weighted Average Number of Diluted Shares	16,805	15,255
Fully Diluted Earnings Per Share	$0.22	$0.08

Dividends Declared Per Common Share	$0.225	$0.221

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Cash Flows From Operating Activities:
Net income	$3,764	$1,146
Adjustments for non-cash items:
Depreciation and amortization	5,635	5,177
Provision for doubtful accounts	145	36
Deferred income taxes and investment tax credits	1,554	1,018
Unrealized gain on purchased power contracts	(3,015)	(557)
Non-cash compensation expense on stock units issued	8	—
Other — net	545	184
Changes in assets and liabilities:
Accounts receivable — customers	1,661	3,057
Unbilled revenue	883	1,626
Other accounts receivable	1,250	9,245
Materials and supplies	45	(92)
Prepayments and other current assets	968	1,109
Regulatory assets — supply cost balancing accounts	1,078	221
Other assets	741	(487)
Accounts payable	(3,746)	(5,392)
Income taxes receivable/payable	1,594	(834)
Other liabilities	4,699	3,661

Net cash provided	17,809	19,118

Cash Flows From Investing Activities:
Construction expenditures	(18,826)	(13,399)

Net cash used	(18,826)	(13,399)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	318	609
Receipt of advances for and contributions in aid of construction	4,031	2,904
Refunds on advances for construction	(484)	(425)
Repayments of long-term debt	(222)	(209)
Net change in notes payable to banks	2,000	(9,000)
Cash received on financing portion of purchased power contracts	667	—
Dividends paid	(3,771)	(3,362)

Net cash provided (used)	2,539	(9,483)

Net increase (decrease) in cash and cash equivalents	1,522	(3,764)
Cash and cash equivalents, beginning of period	4,303	12,775

Cash and cash equivalents, end of period	$5,825	$9,011

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN CALIFORNIA WATER COMPANY

BALANCE SHEETS
ASSETS
(Unaudited)

	March 31,	December 31,
(in thousands)	2005	2004

Utility Plant, at cost

Water	$739,990	$734,662
Electric	58,664	58,667

	798,654	793,329
Less — Accumulated depreciation	(235,439)	(229,664)

	563,215	563,665
Construction work in progress	77,746	65,136

Net utility plant	640,961	628,801

Other Property and Investments	7,367	7,419

Current Assets
Cash and cash equivalents	2,727	2,702
Accounts receivable-customers (less allowance for doubtful accounts of $776 in 2005 and $758 in 2004)	9,089	10,818
Unbilled revenue	12,565	13,466
Inter-company receivable	934	1,126
Other accounts receivable (less allowance for doubtful accounts of $234 in 2005 and $201 in 2004)	1,189	2,465
Income taxes receivable from Parent	—	4,187
Materials and supplies, at average cost	1,425	1,473
Regulatory assets — current	6,251	7,104
Prepayments and other current assets	3,316	3,248
Deferred income taxes — current	1,753	2,795

	39,249	49,384

Regulatory and Other Assets
Regulatory assets	54,274	54,219
Other accounts receivable	8,503	8,400
Other	8,074	8,053

Total regulatory and other assets	70,851	70,672

Total Assets	$758,428	$756,276

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	March 31,	December 31,
(in thousands)	2005	2004

Capitalization
Common shares, no par value	$159,298	$159,290
Earnings reinvested in the business	87,496	87,817
Accumulated other comprehensive loss	(3,259)	(3,259)

Total common shareholder’s equity	243,535	243,848
Long-term debt	221,697	221,697

Total capitalization	465,232	465,545

Current Liabilities
Long-term debt — current	229	282
Accounts payable	13,707	17,196
Inter-company payable	22,878	23,925
Income taxes payable to Parent	766	—
Accrued employee expenses	3,829	3,951
Accrued interest	4,912	1,636
Regulatory liabilities — current	3,701	3,441
Other	9,783	12,601

Total current liabilities	59,805	63,032

Other Credits
Advances for construction	72,449	70,206
Contributions in aid of construction-net	73,226	72,574
Deferred income taxes	56,288	56,684
Unamortized investment tax credits	2,587	2,609
Accrued pension and other postretirement benefits	10,609	8,793
Regulatory liabilities	11,084	9,731
Other	7,148	7,102

	233,391	227,699

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$758,428	$756,276

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Operating Revenues
Water	$40,154	$37,461
Electric	7,470	7,627

	47,624	45,088

Operating Expenses
Water purchased	7,570	8,720
Power purchased for pumping	1,412	1,641
Power purchased for resale	4,137	4,829
Unrealized (gain) loss on power purchased contracts	(3,015)	(557)
Groundwater production assessment	1,921	1,822
Supply cost balancing accounts	1,078	221
Other operating expenses	4,613	4,093
Administrative and general expenses	8,819	7,736
Depreciation and amortization	5,357	4,937
Maintenance	2,309	2,253
Taxes on income	3,179	1,336
Other taxes	2,160	2,125

Total operating expenses	39,540	39,156

Operating Income	8,084	5,932

Other Income (Loss)
Other income (loss)	(124)	(188)
Taxes on other income (loss)	73	102

Total other income (loss)	(51)	(86)

Interest Charges
Interest on long-term debt	3,947	3,935
Other interest and amortization of debt expense	407	192

Total interest charges	4,354	4,127

Net Income	$3,679	$1,719

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY

CASH FLOW STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Cash Flows From Operating Activities:
Net income	$3,679	$1,719
Adjustments for non-cash items:
Depreciation and amortization	5,357	4,937
Provision for doubtful accounts	139	28
Deferred income taxes and investment tax credits	1,154	915
Unrealized gain on purchased power contracts	(3,015)	(557)
Non-cash compensation expense on stock units issued	8	—
Other — net	350	152
Changes in assets and liabilities:
Accounts receivable — customers	1,623	2,872
Unbilled revenue	901	1,589
Other accounts receivable	1,140	9,285
Materials and supplies	48	(92)
Prepayments and other current assets	920	1,089
Regulatory assets — supply cost balancing accounts	1,078	221
Other assets	950	(478)
Accounts payable	(3,489)	(4,648)
Inter-company receivable/payable	(2,655)	983
Income taxes receivable/payable from/to Parent	4,953	(415)
Other liabilities	3,727	3,561

Net cash provided	16,868	21,161

Cash Flows From Investing Activities:
Construction expenditures	(18,127)	(12,848)

Net cash used	(18,127)	(12,848)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	3,359	2,895
Refunds on advances for construction	(489)	(411)
Repayments of long-term debt	(53)	(54)
Net change in intercompany borrowings	1,800	(12,000)
Cash received on financing portion of purchased power contracts	667	—
Dividends paid	(4,000)	(3,850)

Net cash provided (used)	1,284	(13,420)

Net increase (decrease) in cash and cash equivalents	25	(5,107)
Cash and cash equivalents, beginning of period	2,702	8,306

Cash and cash equivalents, end of period	$2,727	$3,199

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
SOUTHERN CALIFORNIA WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Note 1 – Summary of Significant Accounting Policies

     General: American States Water Company (AWR) is the parent company of Southern California Water Company (SCW), American States Utility Services, Inc. (ASUS) and its subsidiary, Fort Bliss Water Services Company (“FBWS”), and Chaparral City Water Company (CCWC). More than 90% of AWR’s assets consist of the common stock of SCW. SCW is a public utility engaged principally in the purchase, production, distribution and sale of water in California. SCW also distributes electricity in several California mountain communities. The California Public Utilities Commission (“CPUC”) regulates SCW’s water and electric businesses, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”). ASUS performs water related services and operations on a contract basis. On October 1, 2004, ASUS’s wholly-owned subsidiary, FBWS, commenced operation of the water and wastewater systems at Fort Bliss located near El Paso, Texas pursuant to the terms of a 50-year contract with the U.S. Government. FBWS holds a Certificate of Convenience and Necessity from the Texas Commission on Environmental Quality (“TCEQ”). There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of ASUS’s contracted services or AWR. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively.

     Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its wholly-owned subsidiaries SCW, ASUS, FBWS and CCWC, and are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2004 filed with the SEC. Certain prior year amounts have been reclassified to conform to current year presentation. None of these reclassifications had an impact on Registrant’s Shareholders’ Equity or Net Income.

     SCW’s Related Party Transactions: SCW and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $75 million syndicated credit facility. AWR borrows under this facility and provides funds to SCW in support of its operations. Amounts owed to AWR for borrowings under this facility represent the majority of SCW’s inter-company payables on SCW’s balance sheets as of March 31, 2005 and December 31, 2004. Interest is charged to SCW in an amount sufficient to cover AWR’s interest cost under the credit facility. SCW also allocates certain corporate office administrative and general costs to its affiliates using CPUC approved allocation factors.

     Note 2 – Regulatory Matters: In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process. At March 31, 2005, Registrant had $25.6 million of regulatory assets not accruing carrying costs. Of this amount, $15.2 million relates to the regulatory asset for costs deferred on the Aerojet matter disclosed below as a “non-yielding” regulatory asset. In addition, other regulatory assets not accruing carrying costs include a deferred income tax balance of $7.2 million representing accelerated tax benefits previously flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated tax expense. Finally, there are other expenses that Registrant recovers in rates over a short period that do not provide for recovery of carrying costs. At March 31, 2005, $3.2 million was recorded as other regulatory assets for such costs to be recovered.

     Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	March 31,	December 31,
(In thousands)	2005	2004

SCW
Supply cost balancing accounts	$22,710	$23,537
Costs deferred for future recovery on Aerojet case	15,176	15,347
Flow-through taxes, net	7,204	7,733
Electric transmission line abandonment costs	3,517	3,546
Asset retirement obligations	3,134	3,038
Low income balancing accounts	2,274	2,134
General rate case memorandum accounts	1,871	2,168
Refund of water right lease revenues	(6,056)	(5,889)
Revenues subject to refund	(3,487)	(3,487)
Supply cost memorandum accounts net over-collections	(2,040)	(1,818)
Other regulatory assets	1,437	1,842

Total SCW	$45,740	$48,151

CCWC
Asset retirement obligations	$42	$41
Other regulatory assets/liabilities, net	(514)	144

Total AWR	$45,268	$48,336

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

Note 2 — Regulatory Matters (Continued):

     Water Memorandum Supply Cost Account – On November 29, 2001, the CPUC ordered water utilities with existing water supply balancing accounts to cease booking amounts to such accounts. In its place, water utilities are now required to establish a memorandum supply cost account. The over- or under-collection of water supply costs is recorded in this memorandum account in a manner similar to the balancing account. In a decision issued on June 19, 2003 related to the memorandum supply cost account, the CPUC concluded that: (i) if a utility is within its 3-year rate case cycle and does not earn in excess of its authorized rate of return, the utility is entitled to recover its costs in the memorandum supply cost account, subject to a reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns in excess of its authorized rate-of-return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate-of-return, and (iii) a utility is required to seek review of under- and over- collections by filing an advice letter annually.

     As of March 31, 2005, SCW has filed advice letters for Regions I and II for the period from November 29, 2001 to December 31, 2004 with respect to an approximate $1.8 million cumulative net over-collection, which has been recorded as a regulatory liability. An additional $223,000 of net over-collection related to the three months ended March 31, 2005 has also been recorded as a regulatory liability at March 31, 2005.

     SCW also filed advice letters with the CPUC for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2004. Region III had under-collected cumulative balances of $6.8 million and $6.6 million at March 31, 2005 and December 31, 2004, respectively, which are subject to earnings tests. A regulatory asset with respect to this under-collection will not be recorded until receipt of a CPUC decision authorizing the recovery of the under-collection.

     Electric Balancing Account – Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric balancing account is $22.2 million at March 31, 2005 which was mostly incurred during the energy crisis in late 2000 and early 2001. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable SCW to recover the under-collection. SCW sold 40,194,547 and 40,751,889 kilowatt hours of electricity to its Bear Valley Electric division customers for the three months ended March 31, 2005 and 2004, respectively. SCW anticipates electricity sales to be sufficient for it to recover the amount of the under-collection by August 2011. SCW is allowed to include only up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. During the three months ended March 31, 2005, SCW expensed approximately $101,000 for costs over $77 per MWh.

Costs Deferred for Future Recovery:

     SCW sued Aerojet-General Corporation (“Aerojet”) for causing the contamination of the Sacramento County Groundwater Basin, which affected certain SCW wells. On a related matter, SCW also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others. On October 30, 2003, SCW, in its Region I abbreviated general rate case, filed for recovery of the cumulative balance of approximately $22 million in its memorandum account. This balance consisted primarily of deferred litigation costs and carrying costs. The filing with the CPUC requested recovery of the balance over a 20-year amortization period.

Note 2 — Regulatory Matters (Continued):

     As of March 31, 2005 and December 31, 2004, approximately $15.2 million and $15.3 million, respectively, had been recorded as a non-yielding regulatory asset representing primarily the legal costs incurred to date in connection with prosecuting the cases. The difference between the amount filed with the CPUC for recovery in rates and those recorded primarily relate to the carrying costs pertaining to certain capital investments, which will not be recorded as a regulatory asset until receipt of a CPUC decision authorizing the recovery of the entire memorandum account filed. Management believes the recovery of these costs through rates is probable; however, it is management’s intention to offset any settlement proceeds from Aerojet that may occur from these actions against the balance in the memorandum account at the time of settlement. SCW filed for interim rate relief during the fourth quarter of 2004. This interim rate relief would have provided for an increase in rates of approximately $6 million over a 10 year period, subject to refund. In January 2005, a joint ruling of the assigned Commissioner and Administrative Law Judge denied SCW’s request for an interim amortization. According to the CPUC’s ruling, the motion was denied primarily because the hearing on the merits was only weeks away (March 14-15, 2005) and an expected proposed decision, and CPUC action on it, would likely be issued soon thereafter in the second or third quarter of 2005. Management remains of the opinion that the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have accumulated in this memorandum account. See Note 9 for further discussion on the Aerojet matter.

Refund of Water Right Lease Revenues:

     In 1994, SCW entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. SCW included all associated revenues in a non-operating income account. In a decision issued on March 16, 2004, the CPUC ordered SCW to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, SCW recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income, net of taxes, during the fourth quarter of 2003. A final amount of the refund was approved by the CPUC in June 2004 and SCW adjusted its estimate to the approved refund amount of $5.2 million. Management disagreed with the CPUC’s decision and filed an appeal to the decision. The CPUC denied the Company’s request for an appeal. The Company filed with the Supreme Court of California to hear the matter, which was also denied in February of 2005. Pursuant to the order, the apportionment of any lease revenues that SCW may collect in the future will be determined by a later decision. Therefore, beginning in the first quarter of 2004, all amounts billed to the City of Folsom are included in a regulatory liability account and no amounts have been recognized as revenue for 2004 and 2005 until all uncertainties about this matter are resolved with the CPUC. For the three months ended March 31, 2005, SCW recorded an additional $286,000 in the regulatory liability account. In addition, in 2004 SCW began making refunds to customers pursuant to the March 1, 2004 CPUC order. Approximately $119,000 was refunded to customers during the three months ended March 31, 2005. The refunds will be made over a 9-year period.

CCWC Other Regulatory Assets/Liabilities:

     As more fully discussed in Note 9, CCWC received $1,520,000 from the Fountain Hills Sanitary District pursuant to a settlement agreement reached in February 2005. CCWC has recognized a net gain of $760,000 related to this settlement agreement and has established a regulatory liability for the remaining $760,000 pending ACC’s review of this matter.

     There were no other significant changes in regulatory matters during the three months ended March 31, 2005.

     Note 3 — Earnings Per Share / Capital Stock:

     Earnings per share for all periods presented have been calculated and presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. Basic earnings per Common Share are based upon the weighted average number of Common Shares outstanding and net income. Diluted earnings per Common Share are based upon the weighted average number of Common Shares including both outstanding shares and shares potentially issuable in connection with stock options and stock units granted under Registrant’s 2000 Stock Incentive Plan and the 2003 Non-Employee Directors Stock Plan, and net income. At March 31, 2005 and 2004 there were 673,045 and 476,254 options outstanding, respectively, under these Plans. At March 31, 2005, there were also approximately 27,000 stock units outstanding pursuant to the 2003 Non-Employee Directors Stock Plan. Outstanding stock options and stock unit awards, including those issued for dividend equivalent rights, issued by the Registrant represent the only dilutive effect reflected in diluted weighted average shares outstanding. The difference between basic and diluted EPS is the effect of stock options and stock units that, under the treasury share method, give rise to common stock equivalents. The following table summarizes the calculation of basic EPS and diluted EPS:

	March 31,
(in thousands, except per share data)	2005	2004

Weighted average shares outstanding	16,761	15,224
Assumed exercise of stock options	28	31
Assumed stock units are converted to Common Shares	16	—

Weighted average diluted shares	16,805	15,255

Earnings available for common shareholders	$3,764	$1,146

Basic earnings per share	$0.22	$0.08

Diluted earnings per share	$0.22	$0.08

     During the three months ended March 31, 2005 and 2004, Registrant issued 12,097 and 24,212 common shares, which totaled approximately $318,000 and $609,000, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan. In addition during the three months ended March 31, 2005, Registrant repurchased 8,609 common shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan, 401(k) Plan and anniversary stock grant program, which were used to satisfy the requirements of these plans.

     During the three months ended March 31, 2005 and 2004, AWR paid quarterly dividends to the shareholders, totaling approximately $3.8 million or $0.225 per share and $3.4 million or $0.221 per share, respectively.

     Note 4 – Derivative Instruments: Registrant has certain block-forward purchase power contracts that are subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. Certain of these contracts qualify as an exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. During 2002, SCW became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation (PWCC) which became effective in November 2002 have not been designated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheets as of March 31, 2005 and December 31, 2004. This resulted in a pre-tax unrealized gain of $3,015,000 and $557,000 for the three months ended March 31, 2005 and 2004, respectively, due to continued increases in energy prices. On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. As this contract is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurs on a cash or net basis through 2006 and by physical delivery through 2008. Registrant has no other derivative financial instruments.

     Note 5 – Income Taxes

     Income taxes as presented on the Statements of Income were as follows:

	AWR
	For The Three Months Ended
	March 31,
(dollars in thousands)	2005	2004

Income taxes included in operating expenses	$3,216	$942
Income taxes included in other income and expenses	(72)	(99)

Total income tax expense	$3,144	$843

     The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	For The Three Months Ended
	March 31,
(dollars in thousands, except percent)	2005	2004

Federal taxes on pretax income at statutory rate	$2,418	$696
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	400	107
Flow through on fixed assets	81	81
Other flow through items	238	(54)
Investment tax credit	(23)	(23)
Other – net	30	36

Total income tax expense	$3,144	$843

Pretax income	$6,908	$1,989

Effective income tax rate	45.5%	42.4%

Note 5 – Income Taxes (Continued):

	SCW
	For The Three Months Ended
	March 31,
(dollars in thousands)	2005	2004

Income taxes included in operating expenses	$3,179	$1,336
Income taxes included in other income and expenses	(73)	(102)

Total income tax expense	$3,106	$1,234

	SCW
	For The Three Months Ended
	March 31,
(dollars in thousands, except percent)	2005	2004

Federal taxes on pretax income at statutory rate	$2,375	$1,034
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	406	162
Flow through on fixed assets	81	81
Other flow through items	238	(54)
Investment tax credit	(23)	(23)
Other – net	29	34

Total income tax expense	$3,106	$1,234

Pretax income	$6,785	$2,953

Effective income tax rate	45.8%	41.8%

     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and provides a new federal income tax deduction from qualified U.S. production activities, which will be phased in from 2005 through 2010. Under the Act, qualified production activities include Registrant’s production of electricity and potable water. In December 2004, the FASB issued FASB Staff Position No. 109-1 and proposed that the deduction should be accounted for as a “special deduction” in accordance with SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on Registrant’s tax return. Regulatory treatment of the deduction has not been established and further guidance from tax authorities (including Treasury Regulations) with respect to the deduction is pending. During the first quarter of fiscal 2005, Registrant completed its initial evaluation of the provisions of the Act and determined that the amount of the benefit for the three months ended March 31, 2005 was not material.

     Note 6 – Stock Incentive Plans: Registrant applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options under its 2000 Stock Incentive Plan. Accordingly, no compensation cost for the Plan has been recognized for options granted at fair value at the date of grant. Registrant has also adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.

     At the May 2004 Annual Meeting, the shareholders adopted the 2003 Non-Employee Directors Stock Plan (New Directors Plan). The New Directors Plan provides the non-employee directors with supplemental stock-based compensation. Pursuant to the New Directors Plan, directors are entitled to receive stock options and stock unit awards. As of March 31, 2005, an aggregate of 12,000 stock options have been granted to the directors under the New Director’s Plan. Registrant also applies APB No. 25 in accounting for the director’s stock options. The director’s stock options were granted at fair value at the date of grant; therefore no compensation cost has been recognized for these options. The stock units are a non-voting unit of measurement which is deemed for bookkeeping and payment purposes to represent outstanding AWR common shares. Upon adoption of the New Directors Plan in May 2004, Registrant began recording compensation expense on the stock unit awards. As of March 31, 2005, the directors have been credited with approximately 27,000 stock units. Stock units will be paid only in AWR common shares on the date that the participant terminates service as a director.

     If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options and stock units under the 2000 Stock Incentive Plan and the New Directors Plan, net income and earnings per share applicable to common shareholders would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
(dollars in thousands, except EPS)	2005	2004

Earnings available to common shareholders:
As reported	$3,764	$1,146
Add: Stock-based compensation expense included in reported net income, net of tax	5	—
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(566)	(412)

Pro forma	$3,203	$734

Basic earnings per share:
As reported	$0.22	$0.08
Pro forma	$0.19	$0.05

Diluted earnings per share:
As reported	$0.22	$0.08
Pro forma	$0.19	$0.05

     Note 7 – Employee Benefit Plans: The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2005 and 2004 are as follows:

			Other
			Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2005	2004	2005	2004	2005	2004

Components of Net Periodic Benefits
Cost:
Service Cost	$927	$701	$109	$101	$32	$32
Interest Cost	1,044	906	151	148	28	31
Expected Return on Plan Assets	(918)	(830)	(74)	(64)	—	—
Amortization of Transition	—	—	105	105	—	—
Amortization of Prior Service Cost	41	40	(50)	(50)	38	37
Amortization of Actuarial (Gain) Loss	260	90	41	30	(10)	—

Net Periodic Pension Cost	$1,354	$907	$282	$270	$88	$100

     A decrease in the discount rate from 6.25% to 5.75%, and the update of mortality rate tables resulted in increases in pension and other postretirement benefits between the two periods presented. Registrant expects to contribute $4,430,000 and $933,000 to pension and postretirement plans in 2005, respectively. No contributions were made during the three months ended March 31, 2005.

     Note 8 — New Accounting Pronouncements:

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. Registrant is required to adopt Interpretation No. 47 by the end of 2006. Registrant is currently evaluating the impact Interpretation No. 47 will have on its results of operations and financial condition.

     In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” (SFAS No. 123R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123R to the beginning of the fiscal year that begins after June 15, 2005, (January 1, 2006 for calendar year companies) from a July 1, 2005 adoption date previously set by the FASB. Registrant expects to adopt this standard on January 1, 2006. Based on stock option grants made in 2005 and currently anticipated for 2006, Registrant estimates it will (assuming the modified prospective method is used) recognize expense for stock options for the year ending December 31, 2006 in an amount consistent to that disclosed in Note 6 which summarizes the pro forma impact of recognizing stock expense under the fair value accounting method.

     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and provides a new federal income tax deduction from qualified U.S. production activities, which will be phased in from 2005 through 2010. During the first quarter of fiscal 2005, Registrant completed its initial evaluation of the provisions of the Act. See Note 5 for further information.

     Note 9 – Contingencies:

     Water Quality-Related Litigation:

     In 1997, SCW was named as a defendant in nineteen lawsuits that alleged that SCW and other water utilities, delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, according to proof at trial, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief. SCW was also named as a defendant in three lawsuits that involved a customer service area located in Sacramento County in northern California.

     On August 4, 2004, SCW was ordered dismissed from all nineteen Los Angeles County cases. The order was issued by the Trial Judge presiding over these matters, and followed a lengthy legal proceeding dating back to April 1997 when the first of the cases was filed by over 140 customers in the San Gabriel Valley, alleging their water had caused personal injuries of varying types and degrees. The Court found SCW did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the Plaintiffs to prove otherwise. SCW has long asserted that it meets or exceeds the requirements to provide water within the standards established by the health authorities. On September 21, 2004, SCW received notice that several plaintiffs filed an appeal to the trial court’s order to dismiss SCW. SCW is unable to predict the outcome of this appeal.

     As for the three lawsuits in Sacramento County, one of the three Plaintiffs filed for dismissal in July 2004 and the case has subsequently been dismissed by the Court. On October 15, 2004, the remaining two cases were also ordered dismissed by the Court. The claims have been permanently dismissed since the Plaintiffs failed to file a “Notice of Appeal” within the allotted time of 60 days.

     SCW is subject to self-insured retention provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. SCW’s various insurance carriers have, to date, provided reimbursement for much of the costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights. In addition, the CPUC has issued certain decisions, which authorize SCW to establish a memorandum account to accumulate costs to comply with certain contamination remediation requirements for future recovery.

     Aerojet:

     On October 25, 1999, SCW sued Aerojet for causing the contamination of eastern portions of the Sacramento County groundwater basin. On October 10, 2003, Registrant entered into a confidential Memorandum of Understanding (“MOU”) with Aerojet for the settlement of legal actions brought by SCW. The MOU set forth the financial terms and the structure of a settlement to cover, over time, capital and litigation related costs incurred by SCW resulting from the contamination. The MOU and the settlement embodied therein were found to be binding by the Sacramento Superior Court on January 18, 2004. On October 12, 2004, Registrant reached a final settlement with Aerojet based on the terms of the MOU. Under the terms of the settlement, Aerojet paid SCW $8.7 million in the first quarter of 2004. Aerojet has also agreed to pay SCW an additional $8 million, plus interest accruing beginning January 1, 2004, over a five year period beginning in December 2009. The $8.7 million payment and guaranteed future payments have been applied directly to reduce SCW’s costs of utility plant and purchased water by $16 million and $735,000, respectively. Prior to the MOU, Aerojet had reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply costs. Aerojet has also agreed to reimburse SCW $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.

     Note 9 – Contingencies (Continued):

     Aerojet will also transfer its remediated groundwater to the Sacramento County Water Agency, which will provide treated water for distribution to SCW and other water purveyors affected by the contamination. SCW has entered into an agreement with Sacramento County Water Agency to receive water as outlined above. As a result of this arrangement and other mitigation measures, SCW should have a reliable water supply for its Rancho Cordova service area. Registrant and Aerojet have also signed three separate agreements requiring Aerojet to pay for certain transmission pipelines and upgrades to Registrant’s Coloma Treatment Plant as a contingency plan, should additional wells be impacted. The value of the three agreements approximates $6.8 million in capital improvements. The pipelines are now in service and the treatment facilities are expected to be fully operational by the end of 2005.

     In 2000, the CPUC authorized the establishment of a memorandum account into which SCW was allowed to record costs it incurred in prosecuting the contamination suits filed against the State and Aerojet. The CPUC also authorized SCW periodically to seek recovery of such recorded costs from ratepayers. In that regard, SCW sought interim cost recovery and was authorized to increase rates, effective April 28, 2001, in an amount sufficient over a six-year period to offset approximately $1.8 million in such legal and expert costs recorded in the memorandum account that had been incurred on or before August 31, 2000. As of March 31, 2005, approximately $15.2 million in legal and consulting related costs, including the unamortized portion of the $1.8 million, has been recorded as deferred charges and included in “Regulatory Assets” on the SCW balance sheets.

     In a proceeding currently pending at the CPUC, SCW has requested a twenty-year amortization of the remaining balance of the costs recorded in the memorandum account, net of any reimbursement amounts received from defendants, insurers and others. Given the expected timing for the issuance of a final decision in this proceeding (third quarter 2005), SCW filed a motion seeking another interim amortization in December 2004. In this motion, SCW proposed to amortize $6 million of the $15.2 million of the memorandum account balance over a 10 year period, and to increase rates accordingly, subject to refund. In January 2005, a joint ruling of the assigned Commissioner and Administrative Law Judge denied SCW’s request for an interim amortization. According to the CPUC’s ruling, the motion was denied primarily because the hearing on the merits was only weeks away (March 14-15, 2005) and an expected proposed decision, and CPUC action on it, would likely be issued soon thereafter in the second or third quarter of 2005. Management remains of the opinion that the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have accumulated in this memorandum account. Management will continue to monitor the rate making process for this matter and assess the probability of recovery of these costs on a quarterly basis. Furthermore, it is management’s intention to offset any settlement proceeds from Aerojet against the balance in the memorandum account at the time of receipt of the settlement payments.

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

     Note 9 – Contingencies (Continued):

     Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. In this same suit, the PRPs have filed cross-complaints against the Water Entities, the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Basin for use by Registrant and the other two affected water providers and for other related claims. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells.

     On August 29, 2003, the US Environmental Protection Agency issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of SCW’s impacted wells draw water. SCW was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the Federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions in order to arrive at a complete resolution of all issues affecting the Federal lawsuits and the UAO. Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

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

     Although the City of Claremont, California located in SCW’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to the Company about the rates charged by the Company and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of Registrant’s water system serving that City. Such value was determined by the consultant at $46 million. Registrant disagrees with the City’s valuation assessment. As of March 31, 2005, the recorded net book value of the Claremont water system is approximately $33 million. SCW has had meetings with the City to discuss various concepts such as a public private partnership where the City and the Company could work together to resolve the City’s concerns. While the City has publicly disclosed some of its proposals in its City Council meetings, to date, there has been no agreement reached between the Company and the City that alleviates the City’s concerns.

     Except for the City of Claremont, Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area; however, on April 12, 2005, the Town Council of the Town of Apple Valley voted 5-0 to authorize Town staff to prepare a Request for Proposal for an evaluation of the feasibility and potential cost of and a timeframe for the potential takeover of SCW’s Apple Valley water systems as well as the water systems of another utility serving the Town. SCW has not received any formal notice from the Town of its intention to condemn its Apple Valley water systems. Management is unable to predict what the results of the Town’s evaluation might be and what action, if any, the Town might take as a result of the evaluation. However, SCW will vigorously defend itself should the Town determine to proceed towards condemning its Apple Valley water systems.

     Note 9 – Contingencies (Continued):

     Santa Maria Groundwater Basin Adjudication:

     In 1997, the Santa Maria Valley Water Conservation District (plaintiff) filed a lawsuit against multiple defendants, including SCW, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. After some procedural rulings by the superior court, the lawsuit is now a full basin adjudication involving all entities owning 10 acres or more within the Basin boundaries — approximately 1,400 defendants. The plaintiff’s stated objective in the adjudication lawsuit is to have the superior court impose and oversee the implementation of a Basin management plan that ensures the long term integrity and reliability of the Basin water resources. To protect its groundwater supply so that sufficient water production rights continue to be available to meet SCW’s customers’ needs in the Santa Maria customer service area, SCW has been vigorously defending its water rights in the adjudication lawsuit. As of March 31, 2005, SCW has incurred costs in defending its rights in the Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery. Management believes that when the adjudication lawsuit is finally resolved, SCW will have secured its right to pump groundwater from the Basin and to continue to rely on the Basin as a source of supply for its customers’ needs. Management also believes that the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have accumulated with this lawsuit.

     CCWC

     Fountain Hills Sanitary District (“FHSD”) is a political subdivision of the State of Arizona that provides sanitary sewer service to customers residing within CCWC’s water service area. In connection with its sanitary system, FHSD constructed a recharge system whereby it recharges treated effluent through multiple aquifer storage and recovery wells. In order for FHSD to secure an Aquifer Protection Permit for its recharge system, FHSD requested CCWC to permanently cease using one of its wells. As a possible replacement for this well, FHSD constructed a new well adjacent to the community center (“Community Center Well”). However, this well was not able to produce an equivalent amount of water to CCWC’s well that was taken out of production. Accordingly, in February 2005, CCWC entered into an agreement with FHSD whereby CCWC agreed to permanently remove from service this well and in return CCWC received a settlement fee of $1,520,000 from FHSD. Pursuant to the agreement, CCWC shall: (i) permanently remove from service and cap this well, and cap another well which had never been used as a potable source of supply; (ii) relinquish any legal claim or interest that CCWC may otherwise possess in the Community Center Well; and (iii) grant an option to FHSD to acquire one of the wells at a future date at fair market value. The removal of these two wells from service did not have a significant impact on CCWC’s water supply.

     For the three months ended March 31, 2005, CCWC has recognized a net gain of $760,000 related to this settlement agreement.

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

     Note 10 — Business Segments: AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water-service utility operation conducted through its CCWC unit, and a contracted services unit through the ASUS subsidiary. All activities of SCW are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS are conducted in California, Arizona and Texas. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s operating segments, CCWC and ASUS’s contract services businesses as well as the operations of its wholly-owned subsidiary, FBWS. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to the Company.

(dollars in thousands)	As of and for The Three Months Ended March 31, 2005
	SCW
			CCWC		Consolidated
	Water	Electric	Water	Other*	AWR
Operating revenues	$40,154	$7,470	$1,343	$827	$49,794
Operating income (loss) before income taxes	7,811	3,452	980	(554)	11,689
Interest expense, net	3,950	404	120	186	4,660
Identifiable assets	601,032	39,929	35,317	461	676,739
Depreciation and amortization expense	4,862	495	261	17	5,635
Capital additions	17,449	678	588	111	18,826

(dollars in thousands)	As of and for the Three Months Ended March 31, 2004
	SCW
			CCWC			Consolidated
	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$37,461	$7,627	$1,281	$305	($23)	$46,651
Operating income (loss) before income taxes	6,350	918	111	(887)		6,492
Interest expense, net	3,789	338	122	72		4,321
Identifiable assets	540,212	38,111	31,767	116		610,206
Depreciation and amortization expense	4,527	410	236	4		5,177
Capital additions	11,110	1,738	527	24		13,399

*	Includes amounts from AWR and ASUS’s contracted services. Beginning on October 1, 2004, it also includes ASUS’s wholly-owned subsidiary FBWS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Information

     Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, SCW’s ability to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; recovery of regulatory assets not yet included in rates; future economic conditions, including changes in customer demand and changes in water and energy supply cost; future climatic conditions, including the recent wet winter in the Southern California and Phoenix areas; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

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

     SCW served 251,715 water customers and 22,675 electric customers at March 31, 2005, or a total of 274,390 customers, compared with 272,891 total customers at March 31, 2004. SCW’s utility operations exhibit seasonal trends. Although SCW’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of SCW’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 94.4% of total water revenues for the three months ended March 31, 2005, as compared to 95.7% for the three months ended March 31, 2004.

     CCWC is an Arizona public utility company serving 12,645 customers as of March 31, 2005, compared with 12,258 customers at March 31, 2004. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (ACC) regulates CCWC.

     ASUS contracts, either directly or through wholly-owned subsidiaries, with various municipalities, the U.S. Government and private entities to provide water and wastewater services, including billing and meter reading, water marketing and the operation and maintenance of water and wastewater systems. ASUS had approximately 94,670 billing accounts under contract as of March 31, 2005 compared to 125,770 billing accounts under contract as of March 31, 2004 as a result of a decision by the City of Chino Hills to no longer outsource meter reading. The term of our meter reading contract with the City of Chino Hills for 20,100 billing accounts expired in March 2005.

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

     ASUS continues to pursue opportunities to expand its contract operations. ASUS is also pursuing an opportunity to provide retail water services to a mutual water company that is located in Sacramento and Sutter counties in northern California which currently provides water service only to agricultural customers. In August 2004, this mutual water company granted ASUS the exclusive right to market surplus surface water rights that may arise under water rights and contracts owned or controlled by it to third parties.

Consolidated Results of Operations – Three Months Ended March 31, 2005 and 2004

	3 MOS	3 MOS
	ENDED	ENDED	$	%
	3/31/2005	3/31/2004	CHANGE	CHANGE
OPERATING REVENUES
Water	$41,497	$38,742	$2,755	7.1%
Electric	7,470	7,627	(157)	-2.1%
Other	827	282	545	193.3%

Total operating revenues	49,794	46,651	3,143	6.7%

OPERATING EXPENSES
Water purchased	7,686	8,881	(1,195)	-13.5%
Power purchased for pumping	1,487	1,717	(230)	-13.4%
Groundwater production assessment	1,921	1,822	99	5.4%
Power purchased for resale	4,137	4,829	(692)	-14.3%
Unrealized gain on purchased power contracts	(3,015)	(557)	(2,458)	441.3%
Gain on setlement for removal of wells	(760)	—	(760)	-100.0%
Supply cost balancing accounts	1,078	221	857	-387.8%
Other operating expenses	5,069	4,437	632	14.2%
Administrative and general expenses	10,129	9,079	1,050	11.6%
Depreciation and amortization	5,635	5,177	458	8.8%
Maintenance	2,466	2,327	139	6.0%
Taxes on income	3,216	942	2,274	241.4%
Other taxes	2,272	2,226	46	2.1%

Total operating expenses	41,321	41,101	220	0.5%

Operating income	8,473	5,550	2,923	52.7%

OTHER INCOME (LOSS) — NET	(49)	(83)	34	-41.0%

INTEREST CHARGES	4,660	4,321	339	7.8%

NET INCOME	$3,764	$1,146	$2,618	228.4%

     Net income for the three months ended March 31, 2005 increased 228.4% to $3.8 million, equivalent to $0.22 per common share on a basic and fully diluted basis, compared to $1.1 million or $0.08 per share for the three months ended March 31, 2004. The increase in recorded results reflects the significant increase in the unrealized gain on purchased power contracts due to increasing energy prices. This unrealized gain for the three months ended March 31, 2005 added approximately $0.10 per share to the first quarter of 2005, as compared to the unrealized gain of $0.02 per share for the same period of 2004. Additionally, rate increases in most of SCW’s service areas contributed to higher water revenues.

Operating Revenues

     For the three months ended March 31, 2005, revenues from water operations increased by 7.1% to $41.5 million, compared to $38.7 million for the three months ended March 31, 2004. Higher water revenues reflect rate increases since late first quarter of 2004 and additional increases in the first quarter of 2005 covering almost all of SCW’s water customers which contributed $4.1 million in increased revenues. This was partially offset by a decrease of 6.7% in billed water consumption resulting from changes in weather conditions that resulted in a decrease in revenues of approximately $1.3 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

     For the three months ended March 31, 2005, revenues from electric operations decreased by 2.1% to $7.5 million compared to $7.6 million for the three months ended March 31, 2004. The decrease reflects primarily a 1.4% decrease in kilowatt-hour consumption due to recent weather conditions which decreased the usage of snow-blowing machines and prevented customers from reaching their Big Bear homes due to road closures.

     Registrant relies upon rate approval by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

     For the three months ended March 31, 2005, other operating revenues increased by 193.3% to $827,000 compared to $282,000 for the three months ended March 31, 2004 due primarily to approximately $543,000 of additional revenues associated with the operation of the water and wastewater systems at Fort Bliss, located near El Paso, Texas that commenced on October 1, 2004 pursuant to the terms of a 50-year contract with the U.S. Government.

Operating Expenses

     For the three months ended March 31, 2005, 42.8% of the Company’s supply mix was purchased water as compared to 44.9% purchased water for the three months ended March 31, 2004. Purchased water costs decreased by 13.5% to $7.7 million compared to $8.9 million for the three months ended March 31, 2004. The decrease is due primarily to a decline in customer demand resulting from lower consumption and a change in the supply mix caused by less purchased water needed to replace groundwater supply lost due to wells that were removed from service in the prior year but are now pumping again.

     For the three months ended March 31, 2005, the cost of power purchased for pumping decreased by 13.4% to $1.5 million compared to $1.7 million for the three months ended March 31, 2004 due to a decrease in KWh usage caused by a decrease in customer demand. This decrease was partially offset by an increase in pumping compared to the prior year due to several wells that were back online as discussed above.

     For the three months ended March 31, 2005, groundwater production assessments increased by 5.4% as compared to the three months ended March 31, 2004 due to increases in well production in Region II resulting from wells coming online. There were also increases in assessment rates levied against groundwater production, effective July 2004. Pump tax rates increased in Regions II and III by approximately 11% and 15%, respectively. These increases were partially offset by a reduction in well production in Region III caused by a decrease in customer demand.

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

     For the three months ended March 31, 2005, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 14.3% to $4.1 million compared to $4.8 million for the three months ended March 31, 2004. The decrease was due primarily to the reversal in the first quarter of 2004 of a $644,000 gain generated from a one-time sale of energy on the spot market in April 2001. The gain, which was previously recorded in April 2001 to the supply cost balancing account, was ordered by the Federal Energy Regulatory Commission (“FERC”) in March 2004 to be refunded, plus interest, to Mirant Americas Energy Marketing, Inc. (“Mirant Marketing”). This refund increased the cost of power purchased for resale, with a corresponding decrease in the supply cost balancing account included in the statement of income. There was no net impact on earnings. The sale of excess energy on the spot market in 2001 resulted from a one-month overlap of energy purchase agreements.

     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s purchased power agreements with Pinnacle West Capital Corporation (“PWCC”), which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $3,015,000 pretax unrealized gain on purchased power contracts for the three months ended March 31, 2005 is due to an increase in the current forward market prices since December 31, 2004. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

     For the three months ended March 31, 2005, Registrant recorded a net pre-tax gain of $760,000 on a settlement reached with the Fountain Hills Sanitary District (“FHSD”) in February 2005 for the recapping of two CCWC wells in order to facilitate FHSD’s ability to secure certain permits. Pursuant to the settlement agreement, CCWC agreed to permanently remove from service and cap one of its wells, and cap another well which had never been used as a potable source of supply.

     An increase of $857,000 during the three months ended March 31, 2005 in the provision for supply cost balancing accounts as compared to the three months ended March 31, 2004 primarily reflects the $644,000 refund to Mirant Marketing in March 2004, previously discussed in cost of power purchased for resale. In addition, there was the recording of $223,000 net over-collection in the water memorandum supply cost accounts as a regulatory liability during the first quarter of 2005, with a corresponding charge booked to the provision for supply cost balancing account. The recording of this net over-collection resulted from SCW’s filing of advice letters related to the memorandum supply cost accounts which began during the second quarter of 2004. As a result, in May 2004, SCW began recording the net over-collections as regulatory liabilities. There was also an increase of approximately $101,000 resulting from amounts over $77 per MWh that were expensed. These increases were partially offset by a decrease of $110,000 in amortization primarily related to pre-November 2001 water supply cost balancing accounts.

     For the three months ended March 31, 2005, other operating expenses increased by 14.2% to $5.1 million compared to $4.4 million for the three months ended March 31, 2004 due primarily to: (i) higher labor costs which increased by approximately $411,000; (ii) higher operating expenses of $130,000 at ASUS due to the commencement of operations of the water and wastewater system at Fort Bliss; and (iii) increases in various other operating expenses.

     For the three months ended March 31, 2005, administrative and general expenses increased by 11.6% to $10.1 million compared to $9.1 million for the three months ended March 31, 2004 due to: (i) approximately $389,000 increase in outside services primarily related to Sarbanes-Oxley compliance requirements, (ii) approximately $263,000 increase in pensions and benefits due to actuarial assumption changes in the discount rate and mortality tables, and increases in various benefit costs, (iii) approximately $261,000 increase in labor costs, and (iv) approximately $183,000 increase in general rate case expenses. Registrant believes that prudent administrative expenses approved in advance by state regulators to be incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates. Amounts included in each general rate case are estimated for future years. Overages from those estimates are not covered in rates.

     For the three months ended March 31, 2005, depreciation and amortization expense increased by 8.8% to $5.6 million compared to $5.2 million for the three months ended March 31, 2004 reflecting, among other things, the effects of recording approximately $71 million in additions to utility plant during 2004, depreciation on which began in January 2005. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

     For the three months ended March 31, 2005, maintenance expense increased by 6.0% to $2.5 million compared to $2.3 million for the three months ended March 31, 2004 due principally to an increase in required maintenance on SCW’s wells and water supply sources, acceleration of certain scheduled maintenance projects and increases in maintenance expenses for ASUS due to the Fort Bliss operations which began in October 2004. Maintenance expense increases for regulated activities are included in each general rate case and are covered in rates, unless disallowed as not reasonable or prudent.

     FBWS bears the risk of increases in maintenance and all other costs above those authorized in the contract for operation of Fort Bliss, unless FBWS is entitled to an equitable adjustment for such matters as an increase in labor rates, changes in circumstances or differing site conditions from those anticipated at the time of execution of the contract.

     For the three months ended March 31, 2005, taxes on operating income increased by 241.4% to $3.2 million compared to $942,000 for the three months ended March 31, 2004 due, in part, to an increase in pretax operating income of 247%. In addition, the effective income tax rate (“ETR”) applicable to the three months ended March 31, 2005 reflects an increase of approximately three percentage points to 45.5% as compared to a 42.4% ETR applicable to the three months ended March 31, 2004. Associated with this increase was a net positive increase in differences (principally related to compensatory, bad debts and deferred rate case expenses) between book and taxable income that are treated as flow-through items. Positive flow-through differences increase tax expense in one year, with an offsetting decrease in tax expense occurring in another year.

     For the three months ended March 31, 2005, other taxes increased by 2.1% to $2.3 million compared to $2.2 million for the three months ended March 31, 2004 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Interest Charges

     For the three months ended March 31, 2005, interest expense increased by 7.8% to $4.7 million compared to $4.3 million for the three months ended March 31, 2004 due primarily to increases in short-term borrowings. In addition, during the first quarter of 2004 SCW recorded the recovery of carrying costs of approximately $168,000 on the costs incurred in the water quality Order Instituting Investigation matter authorized by the CPUC in March 2004. There was no corresponding recovery in 2005.

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

     The critical accounting policies used in the preparation of the Registrant’s financial statements that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to the critical accounting policies.

Liquidity and Capital Resources

AWR

     AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its subsidiaries, principally SCW.

     Net cash provided by operating activities was $17.8 million for the three months ended March 31, 2005 as compared to $19.1 million for the three months ended March 31, 2004. The decrease of $1.3 million was primarily attributable to the receipt in the first quarter of 2004 of $8.7 million from Aerojet in connection with the Memorandum of Understanding (MOU) which accounted for the change in other accounts receivable. This decrease was offset by: (i) a reduction of $2.4 million in taxes paid in the first quarter of 2005 as compared to first quarter of 2004; (ii) the receipt in the first quarter of 2005 of $1.5 million by CCWC in connection with a settlement agreement with the Fountain Hills Sanitary District; and (iii) changes in the timing of cash receipts from customers accounts receivable and disbursements related to other working capital items.

     Net cash used in investing activities was $18.8 million for the three months ended March 31, 2005 as compared to $13.4 million for the three months ended March 31, 2004 due to higher capital expenditures consistent with budgeted increases.

     Net cash provided by (used in) financing activities was $2.5 million for the three months ended March 31, 2005 as compared to ($9.5 million) for the three months ended March 31, 2004. The increase in net cash provided was due primarily to an increase of $11 million in short-term bank borrowing against the revolving credit line and by a $1.1 million increase in receipt of advances for and contributions in aid of construction. These increases were offset by a $291,000 decrease in proceeds from the issuance of common shares.

     In June 2002, AWR established a $75 million revolving credit facility, which matures in June 2005. Up to $15 million of this facility may be used for letters of credit. As of March 31, 2005, an aggregate of $47 million in cash borrowing included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility. AWR plans to renew and possibly increase the revolving credit facility prior to its expiration.

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

SCW

     Net cash provided by operating activities was $16.9 million for the three months ended March 31, 2005 as compared to $21.2 million for the three months ended March 31, 2004. The decrease of $4.3 million in cash provided by operations was primarily attributable to the receipt in the first quarter of 2004 of $8.7 million from Aerojet in connection with the MOU. This was offset by a $5.4 million decrease in taxes paid in the first quarter of 2005 as compared to 2004. There were also changes in the timing of cash receipts from customers accounts receivable and disbursements related to other working capital items.

     Net cash used in investing activities increased to $18.1 million for the three months ended March 31, 2005 as compared to $12.8 million for the same period of 2004 due to increased capital expenditures consistent with budgeted increases.

     Net cash provided by (used in) financing activities was $1.3 million for the three months ended March 31, 2005 as compared to ($13.4 million) for the three months ended March 31, 2004, reflecting primarily an increase of $13.8 million in inter-company borrowings. There was also a $464,000 increase in receipt of advances for and contributions in aid of construction.

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

     SCW also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. SCW has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of March 31, 2005, $50 million remained for issuance under this Registration Statement. Depending on market conditions, SCW plans to issue debt under this Registration Statement during the second or third quarter of 2005 to pay down borrowings from AWR. AWR intends to use any funds received from SCW to pay down its borrowings under the revolving credit facility.

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

ASUS

     ASUS funds its operating expenses primarily through management fees and investments by or loans from AWR. In addition, ASUS’s wholly-owned subsidiary, FBWS, commenced operation of the water and wastewater systems at Fort Bliss pursuant to the terms of the 50-year contract with the U.S. Government. The amounts charged by FBWS for water and wastewater services at U.S. Army Fort Bliss are based upon the terms of the 50-year contract between FBWS and the U.S. Government. Under the terms of this agreement, FBWS has agreed to own, operate and maintain the water and wastewater systems at Fort Bliss for a net fixed price of $181,206 for operation and maintenance, and $147,146 for renewals and replacements per month for a period of two years. Prices will be re-determined at the end of the two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.

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

     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of March 31, 2005. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

($ in thousands)	Payments/Commitments Due by Period (1)
		Less than 1
	Total	Year	1-3 Years	4-5 Years	After 5 Years

Notes/Debentures(2)	$173,100	—	—	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	18,816	72	160	181	18,403
Other Debt Instruments(5)	2,010	157	445	460	948
Interest on Long-Term Debt(6)	394,338	15,780	32,814	32,726	313,018
Advances for Construction(7)	84,036	3,038	6,257	5,627	69,114
Purchased Power Contracts(8)	44,212	11,973	23,947	8,292	—
Purchase Obligations(9)	26,826	26,826	—	—	—
Water Purchase Agreements (10)	64,876	16,972	30,310	5,773	11,821
Operating Leases(11)	4,728	1,910	2,248	570	—
Employer Contributions(12)	19,260	5,363	9,954	3,943	—
Chaparral City Water Co. (13)	14,344	1,718	1,011	1,001	10,614

SUB-TOTAL	$874,546	$83,809	$107,146	$58,573	$625,018

Other Commitments(14)	52,192

TOTAL	$926,738

(1)	Excludes dividends and facility fees.

(2)	The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material, or cross default provisions.

(3)	The private placement notes were issued pursuant to the terms of Note Agreements with substantially similar terms. The Note Agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the Note Agreements, SCW must maintain a minimum interest coverage ratio of two times interest expense. SCW does not currently have any outstanding mortgages or other encumbrances on its properties.

(4)	Consist of obligations under a loan agreement supporting $7.9 million in outstanding debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.9 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project (SWP). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, SCW has entered into agreements with various developers for 422 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5)	Consists of $1.3 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.5 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.2 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)	Consists of expected interest expense payments assuming Registrant’s long-term debt remains outstanding until maturity. Current interest rates were used to estimate expected interest expense payments on variable long-term debt.

(7)	Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installation for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods.

(8)	Consists of the remaining balance of the purchased power contracts through December 2008.

(9)	Consists of non-cancelable commitments primarily for capital projects under signed contracts.

(10)	Water purchase agreements consist of (i) contracts with various governmental entities to purchase imported water for an aggregate remaining commitment of $57.7 million which expire on an agreement-by-agreement basis between 2008 and 2012; (ii) a remaining amount of $3 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years); and (iii) an aggregate amount of $4.2 million of other water purchase commitments with other third parties. In some cases, the amount of the commitment is estimated based on current rates per acre-foot of water purchased. These rates may be changed annually.

(11)	Reflects Registrant’s future minimum payments under non-cancelable operating leases.

(12)	Consists of Registrant’s expected contributions (all by employer) for its pension and postretirement plans. These amounts are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan). The estimated minimum required contributions to the pension plan were computed by our actuary and are subject to change based on the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(13)	Consists of $7.4 million of outstanding obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $0.2 million outstanding repayment obligation to the

United States Bureau of Reclamation (Bureau). The loan agreement contains provisions that establish a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions. In addition, CCWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 6,978 acre feet of water per year from Central Arizona Project. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.6 million as of March 31, 2005. Furthermore, CCWC has entered into a commitment with the District to purchase 1,931 acre feet per year of additional water rights for an estimated amount of $1.1 million as of March 31, 2005. The price is subject to further adjustment and is expected to increase annually until final written agreement is executed which is expected in 2005.

(14)	Other commitments consist of (i) $75 million syndicated revolving credit facility, expiring in October 2005 of which $47.0 million is outstanding as of March 31, 2004, (ii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iii) an irrevocable letter of credit in the amount of $700,000 that expires in October 2005 for the deductible in Registrant’s business automobile insurance policy, (iv) an irrevocable letter of credit that expires October 5, 2005 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power; the amount of the credit is $585,000, (v) outstanding performance bonds of $10,550 to secure performance under franchise agreements with governmental agencies, and (vi) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Southern California Edison Company (“Edison”) to cover Registrant’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa1 or BBB+.

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

Bear Valley Electric Service of SCW

     As of March 31, 2005, SCW had accrued $22.2 million in under-collected power costs, mostly incurred during the energy crisis in late 2000 and 2001 in connection with providing service to its Bear Valley Electric customers. SCW is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year through August, 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual costs for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed, unless the CPUC approves the adjustments.

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

     The average minimum monthly load at SCW’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, SCW buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased, including the transactions in the spot market, was approximately $79.13 per MWh for the three months ended March 31, 2005 as compared to $81.30 per MWh for the same period of 2004. SCW’s average energy costs are impacted by pricing fluctuations on the spot market.

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

     In March 2004, SCW and Edison agreed to settle this suit. Under the terms of the settlement, SCW agreed to pay a $5 million project abandonment fee to Edison. Edison filed an application to the FERC for approval to treat the entire $5 million settlement payment as abandoned project cost to be included in Edison’s wholesale rate charged to SCW. In addition, Edison sold the Goldhill substation and associated transmission line to SCW at its book value. SCW made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. In August 2004, the FERC approved Edison’s application and SCW recorded the $1.4 million payment in the supply cost balancing account. This amount was previously recorded as a regulatory asset pending FERC approval of Edison’s application. In addition, monthly payments totaling $114,411 made to Edison during the three months ended March 31, 2005 have also been included in the electric supply cost balancing account.

New Generation Facility

     As a means of meeting the increasing demands for energy and limiting SCW’s exposure to changes in spot market prices, SCW has constructed a natural gas-fueled 8.4 MW generation facility. The generator went on line during the third quarter of 2004. SCW filed for recovery of these costs in rates in the third quarter of 2004, using a special filing called a “Major Additions Adjustment Clause” or “MAAC”. The rate increase requested by SCW was approved by the CPUC and was made effective on April 15, 2005, which is expected to result in an annual rate increase of approximately $2.7 million. See the section entitled “Regulatory Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details.

  Construction Program

     SCW maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. As of March 31, 2005, SCW has unconditional purchase obligations for capital projects of approximately $26.8 million. In addition, SCW’s Board of Directors also approved the 2005 net capital budget of approximately $57.8 million primarily for upgrades to its water supply and distribution facilities. During the three months ended March 31, 2005 and 2004, Registrant spent $18,127,000 and $12,848,000, respectively, for these purposes.

     CCWC’s Board of Directors also approved the 2005 net capital budget of approximately $1.4 million.

     AWR and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments. FBWS has capital commitments that are expected to be paid from payments made by the U.S. Government under the terms of the 50-year contract for Fort Bliss.

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

     For rate-making purposes, the 22 customer service areas of SCW are grouped into 9 water districts and 1 electric district. Water rates vary among the 9 water ratemaking districts due to differences in operating conditions and costs. SCW monitors operations on a regional basis in each of these districts so that applications for rate changes may be filed, when warranted. Under the CPUC’s practices, rates may be increased by three methods: (i) general rate case increases (GRC’s), (ii) offsets for certain expense increases including but not limited to supply cost offset and balancing account amortization, and (iii) advice letter filings related to certain plant additions and other operating cost increases. Under new procedures adopted by the CPUC in 2004, all class A water utilities, including SCWC, must file for a general rate case proceeding every once every three years. SCW’s 9 ratemaking districts are organized into three regions, and each region is on its own three-year rate case cycle. GRC’s establish rates for a three year period, which include step increases for the second and third year. Rates are based on a forecast of expenses and capital costs. GRC’s have a typical regulatory lag of one year. Offset rate increases and advice letter filings typically have a two to four month regulatory lag.

Changes in Rates

     On November 2, 2004, SCW filed advice letters with the CPUC for step increases for Region II in an amount of approximately $2.8 million and attrition increases of approximately $2.4 million for Region III that were approved and became effective January 1, 2005.

     On July 10, 2003, the CPUC approved the Certificate of Public Convenience and Necessity (CPCN) for construction of an 8.4 MW natural gas-fueled generation facility on a portion of its property in the City of Big Bear Lake. The capital cost of the generating facility was approximately $13 million. SCW filed for increased rates in the third quarter of 2004, using a special filing called a “Major Additions Adjustment Clause” or “MAAC” filing. This request was approved by the CPUC and the new rates became effective on April 15, 2005, which should result in an estimated annual revenue increase of approximately $2.7 million.

Pending Rate Changes

     SCW and the Office of Ratepayers Advocates have mutually agreed to a rate adjustment plan for Region I for 2005 to 2007. A proposed decision issued by an Administrative Law Judge authorized rate increases of $2.3 million in annual revenues for 2005 and $1 million and $1.2 million in 2006 and 2007, respectively. We expect the decision will be finalized in the second quarter of 2005.

     In February 2005, SCW filed an application with the CPUC for rate increases in Region III and the general office. If approved as filed, rates are expected to increase by $19 million, $1.5 million and $1.5 million in 2006, 2007 and 2008, respectively. A decision on this application is expected later in 2005.

     In 2000, the CPUC authorized the establishment of a memorandum account into which SCW was allowed to record costs it incurred in prosecuting the contamination suits filed against the State and Aerojet. The CPUC also authorized SCW periodically to seek recovery of such recorded costs from ratepayers. In that regard, SCW sought interim cost recovery and was authorized to increase rates, effective April 28, 2001, in an amount sufficient over a six-year period to offset approximately $1.8 million in such legal and expert costs recorded in the memorandum account that had been incurred on or before August 31, 2000. As of March 31, 2005, approximately $15.2 million in legal and consulting related costs, including the unamortized portion of the $1.8 million, has been recorded as deferred charges and included in “Regulatory Assets” on the SCW balance sheets.

     In a proceeding currently pending at the CPUC, SCW has requested a twenty-year amortization of the remaining balance of the costs recorded in the memorandum account, net of any reimbursement amounts received from defendants, insurers and others. Given the expected timing for the issuance of a final decision in this proceeding (third quarter 2005), SCW filed a motion seeking another interim amortization. In this motion, SCW proposed to amortize $6 million of the $15.2 million of the memorandum account balance over a 10 year period, and to increase rates accordingly, subject to refund. In January 2005, a joint ruling of the assigned Commissioner and Administrative Law Judge denied SCW’s request for an interim amortization. The motion was denied primarily because the CPUC did not consider interim relief to be needed when the hearing on the merits was only weeks away (March 14-15, 2005) and an expected proposed decision, and CPUC action on it, would likely be issued as soon as the second or third quarter of 2005. Management remains of the opinion that the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have accumulated in this memorandum account. Management will continue to monitor the rate making process for this matter and assess the probability of recovery of these costs on a quarterly basis. Furthermore, it is management’s intention to offset any settlement proceeds from Aerojet’s proposed land development, first against the guaranteed $8 million note from Aerojet and then against the balance in the memorandum account at the time of receipt of the settlement payments.

Other Regulatory Matters

     In a decision issued on June 19, 2003 on supply cost memorandum accounts, the CPUC concluded that (i) if a utility is within its rate case cycle and does not earn over its authorized rate of return, the utility is permitted to recover its costs in the memorandum supply cost account subject to reasonableness review by the CPUC; (ii) if a utility is either within or outside of its rate case cycle and earns over the authorized return, the utility’s recovery of expenses from the memorandum supply cost account will be reduced by the amount exceeding the authorized rate of return; and (iii) a utility is required to seek review of under and over collections by filing an advice letter annually. As of March 31, 2005, SCW has filed advice letters for Regions I and II for the period from November 29, 2001 to December 31, 2004 with respect to an approximate $1.8 million cumulative net over-collection, which has been recorded as a regulatory liability. An additional $223,000 of net over-collection related to the three months ended March 31, 2005 has also been recorded as a regulatory liability at March 31, 2005. Furthermore, SCW also filed advice letters with the CPUC for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2004. Region III had a cumulative under-collected balance of $6.8 million and $6.6 million at March 31, 2005 and December 31, 2004, respectively, which are subject to earnings tests. A regulatory asset with respect to this under-collection will not be recorded until receipt of a CPUC decision authorizing the recovery of the under-collection.

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

Environmental Matters

1996 Amendments to Federal Safe Drinking Water Act

     The U.S. Environmental Protection Agency (EPA) may only regulate contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The EPA has published a list of contaminants for possible regulation and must update that list every five years. In addition, every five years, the EPA must select at least five contaminants on that list and determine whether to regulate them. The EPA has authority to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. The Department of Health Services (“DOHS”), acting on behalf of the EPA, administers the EPA’s program in California. The Arizona Department of Environmental Quality (ADEQ) administers EPA’s program in Arizona. The Texas Commission on Environmental Quality (TCEQ) administers the EPA’s program in Texas.

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

Regulation of Disinfectant/Disinfection By-Products

     SCW and CCWC are also subject to regulations concerning disinfectant/disinfection by-products (DBP’s). Stage I of the regulations was effective in November 1998 with full compliance required for systems serving 10,000 or more persons by 2002 and for systems serving fewer than 10,000 persons by 2004. Stage I requires reduction of total trihalomethane contaminants from 100 micrograms per liter to 80 micrograms per liter on a system wide running annual average. Upgrades to the Calipatria and Nilan plants were completed by the third quarter of 2004. Further modifications to the Calipatria and Nilan plants are expected to be in place by the end of May 2005 to ensure continued compliance.

The Stage 2 Disinfectant/Disinfection By-Products Rule and the Long-Term 2 Enhanced Surface Water Treatment Rule

     The Long-Term 2 Enhanced Surface Water Treatment Rule (LT2ESWTR) was published in the Federal Register on August 11, 2003, and the Stage 2 Disinfectant/Disinfection By-Products Rule (DBPR) was published shortly thereafter on August 18. These proposed Rules are very complex and EPA has asked for comments on hundreds of technical issues. The comment period expired in January 2004. Registrant is currently waiting for the EPA to finalize these proposed rules to determine the impact. It is currently estimated that these rules will be formally proposed by the EPA during the fall of 2005.

Ground Water Rule

     On May 10, 2000, the EPA published the proposed Ground Water Rule (GWR), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use ground water. The proposed rule applies to all U.S. public water systems that use ground water as a source. The proposed GWR includes system sanitary surveys conducted by the state to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems; source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifers or have detected fecal indicators within a distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses. On March 29, 2005, EPA asked that the rule be temporarily withdrawn from review to allow the Agency time for further consideration of the rule. No estimate has been made when final regulations will be adopted. While no assurance can be given as to the nature and cost of any additional compliance measures, if any, SCW and CCWC do not believe that such regulations will impose significant compliance costs, since they already currently engage in disinfection of the majority of their groundwater systems.

Regulation of Radon and Arsenic

     On October 31, 2001, EPA established an arsenic MCL at 10 parts per billion (ppb). Compliance with an MCL of 10 ppb will require implementation of wellhead treatment remedies for eight affected wells in SCW’s system and two wells in CCWC’s system. The effective date for utilities to comply with the standard is January 2006. Company wells used to supply SCW’s and CCWC’s systems are expected to be in compliance with this standard by the end of 2005 or will be removed from service until the standard is met.

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

     SCW has removed eight wells from service in its Rancho Cordova system and six additional wells in various other systems since they contained perchlorate in amounts in excess of the notification level of 6 ppb.

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

     On October 12, 2004, Registrant reached a final settlement with Aerojet of litigation relating to this contamination. Under the terms of the settlement, Aerojet paid SCW $8.7 million in the first quarter of 2004. Aerojet will pay an additional $8 million, plus interest accruing beginning January 1, 2004, over a period of five years commencing in December 2009. These payments reduce SCW’s costs of utility plant and purchased water by $16 million and $735,000, respectively. Aerojet had previously reimbursed SCW $4.3 million in capital costs and $171,000 for additional water supply. In addition, Aerojet has agreed to reimburse SCW $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The source of these later reimbursements is solely from connection fees anticipated to be received by Aerojet in a new development area owned by Aerojet adjacent to the SCW’s Rancho Cordova system.

     Aerojet has transferred its remediated groundwater to the Sacramento County Water Agency, which will provide treated water for distribution to SCW and other water purveyors affected by the contamination. This arrangement, together with other mitigation measures, should afford SCW a reliable and safe water supply for its Rancho Cordova customers. Registrant and Aerojet have also signed three separate agreements requiring Aerojet to pay for certain transmission pipelines and upgrades to the Coloma Treatment Plant as a contingency plan, should additional wells be impacted. The value of the three agreements approximates $6.8 million in capital improvements and the projects are expected to be completed by the third quarter of 2005.

Matters Relating to SCW’s Yorba Linda Water System

     The compound MTBE has been detected in a well serving SCW’s Yorba Linda water system. To date, the well has not shown MTBE above the DOHS secondary standard of 5.0 ppb. SCW has constructed an interconnection with the Metropolitan Water District of Southern California to provide the needed water supply for this system in the event the well experiences levels of detection in excess of the DOHS standard.

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

Bark Beetle Infestation in SCW’s Bear Valley Electric Service Area

     In a Proclamation issued on March 7, 2003 former Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego. On April 3, 2003, the CPUC issued an order requiring Edison, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric, are authorized to make annual advice letter filings requesting recovery of the costs of removal and mitigation. SCW expects that current and future costs incurred in remediation of bark beetle infestation will be recoverable in rates through the annual advice letter filings, as the April 2003 order issued by the CPUC contained cost recovery provisions. As of March 31, 2005, approximately $326,000 has been incurred and is recorded as a regulatory asset on the balance sheets.

Security Issues

     Since the tragic events of September 11, 2001, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. In compliance with “The Public Health Security and Bioterrorism Preparedness Act of 2002” (HR 3448), Registrant has continued to implement measures to increase security, which includes a vulnerability assessment of its large systems. In addition to large system assessments, all systems operated by Registrant were assessed to identify potential areas requiring enhancements. These assessments resulted in a prioritized listing of recommended facility upgrades to enhance the safety of water system operations to be made over a period of six years. Costs associated with capital improvements of approximately $15 million were identified as a result of the assessment process. SCW has begun to make these improvements. In March 2004, the CPUC approved security plan amounts 2003 and 2004 consistent with the six-year plan. The CPUC will evaluate the remaining costs in future general rate cases.

Water Supply

SCW’s Water Supply

     During the three months ended March 31, 2005, SCW supplied a total of 14,853,000 CCF of water, or approximately 123 million gallons per day on average. Of this amount, approximately 57.3% came from pumped sources and 42.1% was purchased from others, principally the Metropolitan Water District of Southern California (“MWD”). The remaining was surface water principally supplied by the Bureau of Reclamation (the “Bureau”) under a no-cost contract and by the Sacramento Municipal Utility District (“SMUD”), the cost of which is reimbursed by Aerojet-General Corp. pursuant to the October 2004 settlement agreement. For more information, please see the section entitled “Environmental Matters” included in Part I, Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. During the three months ended March 31, 2004, SCW supplied 16,863,000 CCF of water, 53.8% of which came from pumped sources, 45.0% was purchased principally from MWD, and the Bureau and SMUD supplied the remainder.

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

     SCW’s water supply and revenues are significantly affected, both in the short-run and the long-run, by changes in meteorological conditions. The water supply outlook for California in 2005 is positive. Significant storms in late December 2004 and through March of 2005 resulted in well above average snow pack in California mountains. The National Weather Service’s Climate Prediction Center is forecasting a warmer than normal spring, summer, and fall with normal levels of precipitation, which would result in a more than adequate water supply for 2005.

     For the water-year from October 2004 to date, precipitation has been well above average. Based on information from the California Department of Water Resources, most of California has received between 110% and over 150% of average levels with some parts of Southern California receiving over 300%. Snow pack level in California is at 165% of average. Reservoir levels have likewise improved with increased precipitation. Statewide California reservoirs, while not near full levels, are generally at 100% of average for early in the year.

     With the winter snow pack levels at or near records highs (147% of average in California and 152% of average in Arizona) spring runoff is expected to be more than adequate. In many areas flooding is a real possibility and concern. Again from Sacramento to the Colorado River desert the runoff outlook is for 110% to 180% of average and central Arizona runoff from 90% to 120% of average. Statewide California’s reservoirs are at 105% of their historic average.

     Although overall groundwater conditions are presently at adequate levels, certain of SCW’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused SCW to increase its reliance on purchased water in its supply mix. For further information, see Part II, Item 1 in Legal Proceedings.

     To continue meeting its water supply needs, SCW has contracts with various governmental entities and other parties to purchase water or water rights for an aggregate amount of $64.9 million. Included in this amount as of March 31, 2005 is $57.7 million that remains outstanding under purchase agreements with governmental entities which expire on an agreement-by-agreement basis between 2008 and 2012. Each of these contracts contain minimum take or pay provisions with the terms and conditions for pricing under each contract varying. SCW plans to continue to purchase and use at least the minimum water requirement under the respective contracts in the future. The amount of the remaining obligations was estimated based on current rates per acre-foot. These rates may be changed annually. Also included in the $64.9 million is a remaining commitment of $3.0 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. SCW has an option to renew this agreement for 10 more years.

CCWC’s Water Supply

     Similar to California, the water supply outlook for Arizona is optimistic. Most of Arizona has experienced precipitation levels over 150% of average. Phoenix from January to March of 2005 had 5.22” of rain which is 196% of average. The Colorado River desert has had 313% of average precipitation so far this water year. Precipitation has been over 300% of average in some parts of Northern Arizona. In Arizona, the snow pack level at the Salt River Basin is at 118% and the Verde River Basin at 165% of average.

     Based on information from the Arizona Department of Water Resources, statewide Arizona reservoirs are at 84% of average for this time of the year. The Colorado River Basin lakes, such as Lake Powell, Mead, Mohave and Havasu, are at 25.8 million acre-feet or approximately 60% of average, as compared to 48% of average in the previous water year. The spring and summer runoff for the Salt River Basin and Verde River Basin in Arizona are expected to be over 160% of average. For this water year so far, 1.35 million acre-feet of water has flowed into Lake Powell which is 104% of average. The April-July inflow to Lake Powell is expected to be 9.0 million acre-feet or 115% of average. At the end of March 2005, the Verde and Salt system reservoirs in central Arizona were at 95% of capacity versus 48% last year. Large reservoirs such as Lake Powell will take several years to recover from the drought. Currently Lake Powell is at 42% of average with inflow this water year at 109% of average or 3.03 million AF.

     CCWC has been given an M&I (Municipal and Industrial) designation for purposes of determining priority for allocations of water from the Central Arizona Project (“CAP”). The first curtailment of CAP deliveries in the event of shortage would occur to non-Indian agricultural users. Such users accounted for a third of CAP deliveries in 2004, creating a buffer for M&I users such as CCWC. Though it is difficult to predict drought conditions with certainty, the priority for users of CAP, such as CCWC, provides an improved outlook for CCWC supplies.

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

     The Arizona Water Settlement Act was signed into law in December of 2004. This legislation provides for an additional CAP allocation to CCWC in the amount of 1,931 acre-feet per year. In order to receive this additional allocation, CCWC must enter into a revised contract with the Central Arizona Water Conservation District (the “District”). CCWC expects agreement to be reached on this revised contract during 2005. Once a revised contract with the District is executed, CCWC intends to apply to ADWR to modify and increase its Designation of Assured Supply from 9,828 acre-feet per year to 11,759 acre-feet per year. CCWC has entered into a commitment with the District to purchase the 1,931 acre feet of water per year of additional CAP water rights for an estimated amount of $1.1 million as of March 31, 2005. The price will be subject to further adjustment and is expected to increase until final written agreement is executed.

     In addition, CCWC has a long-term water supply contract with the District through September 2033, and is entitled to take 6,978 acre feet of water per year from CAP. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.6 million as of March 31, 2005 with $195,000 paid each year.

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

Our business entails a significant risk of litigation, brought on a variety of legal theories, alleging that we have caused personal injury and property damage as a result of the delivery of contaminated water

     We were sued, along with others, in nineteen water quality related lawsuits in Los Angeles Superior Court alleging personal injury and property damage as a result of the delivery of water that was allegedly contaminated. Although the trial court dismissed these suits in August 2004, several plaintiffs filed an appeal on September 21, 2004. SCW is unable to predict the outcome of the appeal.

     Persons that are potentially responsible for causing the contamination of groundwater supplies have also been increasingly asserting claims against water distributors on a variety of theories and have thus far successfully brought the water distributors (including us) within the class of potentially responsible parties in Federal court actions pending in Los Angeles county. This increases the costs of seeking recovery from the potentially responsible parties and the risks associated with seeking recovery of these costs. Management believes that rate recovery, proper insurance coverage and reserves are in place to appropriately manage against these types of claims. However, such claims, if ultimately resolved unfavorably to us, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

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

Environmental regulation has increased, and is expected to continue to increase our operating costs

     Our regulated subsidiaries are subject to increasingly stringent environmental regulations that will result in increasing capital and operating costs. These regulations include:

•	The 1996 amendments to the Safe Drinking Water Act that require increased testing, reporting and treatment of water to reduce specified contaminants to maximum contaminant levels

•	Additional regulation of disinfect ants/ disinfection by products

•	Additional regulations requiring disinfection of certain groundwater systems

•	Regulation of arsenic and radon

•	Changes in the notification level relating to, and the proposed adoption of maximum contamination levels for, perchlorate and other by products of the production of rocket fuel

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

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

     Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electric power and natural gas costs, costs incurred in connection with increased environmental regulation, recovery of costs incurred in connection with pursuing parties responsible for contamination of our groundwater systems, requirements to increase security at our water facilities and requirements to mitigate fire hazard risks in our Bear Valley Electric service area arising out of the drought and a major bark beetle infestation in rates. We have filed for increased water rates to recover operating costs from customers in certain of our water regions. In addition, we have filed with the ACC for increased water rates in CCWC’s customer service areas in Arizona. Any delays by either the CPUC or the ACC in granting rate relief to cover increased operating and capital costs may adversely affect our financial performance.

     Regulatory decisions can also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions.

Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity and natural gas prices in California

     Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity and natural gas prices in California. Most of our electric energy sold to customers in our Bear Valley Electric customer service area is purchased from others under contracts that expire at the end of 2008 at an average price of $74.65 per MWh. In addition to the power purchase contracts, we also buy additional energy from the spot market to meet peak demand and sell surplus power to the spot market. We also operate a natural gas-fueled 8.4 MW generator.

     We are currently authorized by the CPUC to recover up to a weighted annual energy purchase of $77 per MWh each year through August 2011 from ratepayers. SCW is required to write-off costs in excess of this cap. As a result, SCW is currently at risk for increases in spot market prices of electricity that it purchases and for decreases in spot market prices for electricity that it sells. In addition, SCW is permitted to collect an additional surcharge from its customers of 2.2¢ per kilowatt hour through August 2011 to recover the under-collection in the electric balancing account, with a current balance of $22.2 million, incurred by SCW during the energy crisis in late 2000 through 2001. In 2011, amounts not recovered through this surcharge may be subject to regulatory risk.

     Unexpected outages at the generator that we operate, or a failure to perform by any of the counterparties to our electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electric prices.

Our business requires significant capital expenditures

     The utility business is capital intensive. On an annual basis, we spend significant sums of money for additions to or replacement of property, plant and equipment. Registrant spent $18.8 million for these purposes in the first quarter of 2005, out of a total of approximately $59.8 million budgeted for 2005.

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

The expansion of our contract operations will expose us to different risks than those associated with our utility operations

     We are incurring additional costs in connection with the expansion of our contract operations associated with the preparation of bids, the negotiation of the terms of new contracts and start-up activities associated with new contracts. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts and our ability to recover those costs and other costs from revenues from new contracts. Furthermore, under the new military contract, FBWS bears the risk of increases in operating costs above those authorized in the contract for operation of Fort Bliss, unless FBWS is entitled to an equitable adjustment for such matters as an increase in labor rates, changes in circumstances or differing site conditions from those anticipated at the time of execution of the contract.

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

New Accounting Pronouncements

     Registrant is subject to newly issued as well as changes in existing requirements issued by the Financial Accounting Standard Board. Differences in financial reporting between periods could occur unless and until the CPUC and the ACC approve such changes for conformity through regulatory proceedings. See Note 8 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. There have been no material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2004. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission (SEC) under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

     Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2004, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the first quarter of 2005.

     The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2005:

					Maximum Number
				Total Number of	of Shares That
				Shares Purchased	May Yet Be
	Total Number			as Part of Publicly	Purchased under
	Shares of		Average Price Paid	Announced Plans	the Plans or
Period	Purchased		per Share	or Programs(1)	Programs
January 1 - 31, 2005	—		—	—	—
February 1 - 28, 2005	175	(3)	$26.07	—	NA	(2)
March 1 - 31, 2005	8,434	(4)	$25.10	—	NA	(2)
Total	8,609		$25.12	—	NA	(2)

(1) None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2) None of these plans contain a maximum number of Common Shares that may be purchased in the open market under the plans.

(3) All of these Common Shares were acquired on the open market for employees pursuant to an employee benefit plan of the Company. All of the Common Shares needed to meet the requirements of this plan were purchased in the open market.

(4) Of this amount, 8,113 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) plan. All of the Common Shares needed to meet the requirements of this plan were purchased in the open market. The remainder of the Common Shares was acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No items were submitted during the first quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise. However, on or about April 12, 2005, common shareholders of AWR were mailed a Notice of Annual Meeting and a Proxy Statement. Shareholders were requested to vote their shares to: (1) elect three Class I directors to the Board of Directors to serve until their successors are elected and qualified; (2) approve amendments to the 2003 Non-Employee Directors Stock Plan; (3) approve an amendment to the 2000 Stock Incentive Plan; (4) ratify the appointment of PricewaterhouseCoopers, LLP as the independent auditors; and (5) transact any other business, which may properly come before the meeting or any adjournment thereof.

     The Annual Meeting of Shareholders will be held on May 17, 2005.

Item 5. Other Information

          (a) On April 28, 2005, the Board of Directors of Registrant declared a regular quarterly dividend of $0.225 per common share. The dividend will be paid June 1, 2005 to shareholders of record as of the close of business on May 10, 2005.

          (b) There have been no material changes during the first quarter of 2005 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

            (a) The following documents are filed as Exhibits to this report:

3.1	Amended By-Laws of American States Water Company incorporated herein by reference to Registrant’s Form 8-K, dated April 3, 2005 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for SCW (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for SCW (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed concurrently herewith

(2)	Furnished concurrently herewith.

SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY and its subsidiary SOUTHERN CALIFORNIA WATER COMPANY

	By:	/s/ Robert J. Sprowls

Robert J. Sprowls Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary

Dated: May 10, 2005