Form 10-Q
period 2005-06-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2005-08-05
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________
Commission file number 001-14431
American States Water Company
(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas	91773

(Address of Principal Executive Offices)	(Zip Code)

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
As of August 5, 2005, the number of Common Shares outstanding, of American States Water Company was 16,779,869 shares.
As of August 5, 2005, all of the 122 outstanding Common Shares of Southern California Water Company were owned by American States Water Company.

AMERICAN STATES WATER COMPANY
and
SOUTHERN CALIFORNIA WATER COMPANY
FORM 10-Q

PART I
Item 1. Financial Statements
          General
          The basic financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
          Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring items and estimates necessary for a fair statement of results for the interim period have been made.
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2005	2004

Utility Plant, at cost
Water	$791,595	$778,238
Electric	58,549	58,667

	850,144	836,905
Less — Accumulated depreciation	(253,106)	(241,717)

	597,038	595,188
Construction work in progress	90,386	68,977

Net utility plant	687,424	664,165

Other Property and Investments
Goodwill	11,883	11,925
Other property and investments	9,814	9,792

Total other property and investments	21,697	21,717

Current Assets
Cash and cash equivalents	5,104	4,303
Accounts receivable-customers (less allowance for doubtful accounts of $757 in 2005 and $782 in 2004)	11,950	10,970
Unbilled revenue	17,633	13,743
Other accounts receivable (less allowance for doubtful accounts of $234 in 2005 and $201 in 2004)	3,092	3,384
Income taxes receivable	—	5,833
Materials and supplies, at average cost	1,436	1,496
Regulatory assets — current	5,428	7,104
Prepayments and other current assets	3,364	3,466
Deferred income taxes — current	1,736	2,725

Total current assets	49,743	53,024

Regulatory and Other Assets
Regulatory assets	53,621	54,404
Other accounts receivable	8,607	8,400
Other	8,708	8,567

Total regulatory and other assets	70,936	71,371

Total Assets	$829,800	$810,277

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
(in thousands)	2005	2004

Capitalization
Common shares, no par value, no stated value	$165,922	$165,270
Earnings reinvested in the business	91,408	89,454
Accumulated other comprehensive loss	(3,259)	(3,259)

Total common shareholders’ equity	254,071	251,465
Long-term debt	228,892	228,902

Total capitalization	482,963	480,367

Current Liabilities
Notes payable to banks	49,000	45,000
Long-term debt — current	658	880
Accounts payable	18,782	18,206
Income taxes payable	3,356	—
Accrued employee expenses	4,744	4,260
Accrued interest	1,877	1,670
Regulatory liabilities — current	3,697	3,441
Other	10,263	12,879

Total current liabilities	92,377	86,336

Other Credits
Advances for construction	83,300	81,351
Contributions in aid of construction — net	76,223	73,100
Deferred income taxes	60,993	59,839
Unamortized investment tax credits	2,564	2,609
Accrued pension and other postretirement benefits	12,518	8,793
Regulatory liabilities	10,545	9,731
Other	8,317	8,151

Total other credits	254,460	243,574

Commitments and Contingencies (Note 10)	—	—

Total Capitalization and Liabilities	$829,800	$810,277

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except per share amounts)	2005	2004

Operating Revenues
Water	$53,551	$53,576
Electric	6,091	5,449
Other	854	319

	60,496	59,344

Operating Expenses
Water purchased	12,277	12,802
Power purchased for pumping	2,184	2,415
Power purchased for resale	2,710	2,538
Unrealized (gain) loss on purchased power contracts	(459)	76
Gain on sale of water rights	—	(5,675)
Groundwater production assessment	1,843	1,338
Supply cost balancing accounts	(550)	3,598
Other operating expenses	5,218	5,283
Administrative and general expenses	11,495	11,497
Depreciation and amortization	5,696	5,073
Maintenance	2,522	2,609
Taxes on income	4,808	5,086
Other taxes	2,221	2,105

Total operating expenses	49,965	48,745

Operating Income	10,531	10,599

Other Income (Loss)
Other income (loss), net	(121)	851
Taxes on other income (loss)	69	(313)

Total other income (loss), net	(52)	538

Interest Charges
Interest on long-term debt	4,054	4,052
Other interest and amortization of debt expense	690	375

Total interest charges	4,744	4,427

Net Income	$5,735	$6,710

Weighted Average Number of Shares Outstanding	16,773	15,248
Basic Earnings Per Common Share	$0.34	$0.44

Weighted Average Number of Diluted Shares	16,834	15,269
Fully Diluted Earnings Per Share	$0.34	$0.44

Dividends Declared Per Common Share	$0.225	$0.221
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended
	June 30,
(in thousands, except per share amounts)	2005	2004

Operating Revenues
Water	$95,048	$92,318
Electric	13,561	13,076
Other	1,681	601

	110,290	105,995

Operating Expenses
Water purchased	19,963	21,683
Power purchased for pumping	3,671	4,132
Power purchased for resale	6,847	7,367
Unrealized gain on purchased power contracts	(3,474)	(481)
Gain on settlement for removal of wells	(760)	—
Gain on sale of water rights	—	(5,675)
Groundwater production assessment	3,764	3,160
Supply cost balancing accounts	528	3,819
Other operating expenses	10,287	9,720
Administrative and general expenses	21,624	20,576
Depreciation and amortization	11,331	10,250
Maintenance	4,988	4,936
Taxes on income	8,024	6,028
Other taxes	4,493	4,331

Total operating expenses	91,286	89,846

Operating Income	19,004	16,149

Other Income (Loss)
Other income (loss)	(242)	669
Taxes on other income (loss)	141	(214)

Total other income (loss)	(101)	455

Interest Charges
Interest on long-term debt	8,106	8,102
Other interest and amortization of debt expense	1,298	646

Total interest charges	9,404	8,748

Net Income	$9,499	$7,856

Weighted Average Number of Shares Outstanding	16,769	15,236
Basic Earnings Per Common Share	$0.57	$0.52

Weighted Average Number of Diluted Shares	16,821	15,265
Fully Diluted Earnings Per Share	$0.56	$0.51

Dividends Declared Per Common Share	$0.450	$0.442
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2005	2004

Cash Flows From Operating Activities:
Net income	$9,499	$7,856
Adjustments for non-cash items:
Depreciation and amortization	11,331	10,250
Provision for doubtful accounts	235	257
Deferred income taxes and investment tax credits	3,219	651
Unrealized gain on purchased power contracts	(3,474)	(481)
Impairment loss on assets removed from rate-base	—	482
Non-cash compensation expense on stock units issued	97	778
Other — net	(107)	970
Changes in assets and liabilities:
Accounts receivable — customers	(1,182)	(479)
Unbilled revenue	(3,890)	(2,059)
Other accounts receivable	52	8,282
Materials and supplies	60	(107)
Prepayments and other current assets	1,549	1,820
Regulatory assets — supply cost balancing accounts	528	3,819
Other assets	336	(46)
Accounts payable	576	(3,247)
Income taxes receivable/payable	9,189	5,135
Other liabilities	4,871	(4,802)

Net cash provided	32,889	29,079

Cash Flows From Investing Activities:
Construction expenditures	(35,834)	(30,592)

Net cash used	(35,834)	(30,592)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	555	1,204
Receipt of advances for and contributions in aid of construction	8,128	5,175
Refunds on advances for construction	(2,372)	(2,287)
Repayments of long-term debt	(353)	(331)
Net change in notes payable to banks	4,000	(2,000)
Cash received on financing portion of purchased power contracts	1,333	658
Dividends paid	(7,545)	(6,732)

Net cash provided (used)	3,746	(4,313)

Net increase (decrease) in cash and cash equivalents	801	(5,826)
Cash and cash equivalents, beginning of period	4,303	12,775

Cash and cash equivalents, end of period	$5,104	$6,949

The accompanying notes are an integral part of these consolidated financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2005	2004

Utility Plant, at cost
Water	$747,710	$734,662
Electric	58,549	58,667

	806,259	793,329
Less — Accumulated depreciation	(240,502)	(229,664)

	565,757	563,665
Construction work in progress	84,487	65,136

Net utility plant	650,244	628,801

Other Property and Investments	7,438	7,419

Current Assets
Cash and cash equivalents	3,323	2,702
Accounts receivable-customers (less allowance for doubtful accounts of $720 in 2005 and $758 in 2004)	11,814	10,818
Unbilled revenue	17,255	13,466
Inter-company receivable	707	1,126
Other accounts receivable (less allowance for doubtful accounts of $234 in 2005 and $201 in 2004)	2,053	2,465
Income taxes receivable from Parent	—	4,187
Materials and supplies, at average cost	1,410	1,473
Regulatory assets — current	5,428	7,104
Prepayments and other current assets	3,192	3,248
Deferred income taxes — current	1,791	2,795

Total current assets	46,973	49,384

Regulatory and Other Assets
Regulatory assets	53,292	54,219
Other accounts receivable	8,607	8,400
Other	7,884	8,053

Total regulatory and other assets	69,783	70,672

Total Assets	$774,438	$756,276

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
(in thousands)	2005	2004

Capitalization
Common shares, no par value	$159,387	$159,290
Earnings reinvested in the business	89,793	87,817
Accumulated other comprehensive loss	(3,259)	(3,259)

Total common shareholder’s equity	245,921	243,848
Long-term debt	221,687	221,697

Total capitalization	467,608	465,545

Current Liabilities
Long-term debt — current	229	282
Accounts payable	17,430	17,196
Inter-company payable	29,383	23,925
Income taxes payable to Parent	3,792	—
Accrued employee expenses	4,400	3,951
Accrued interest	1,796	1,636
Regulatory liabilities — current	3,697	3,441
Other	9,945	12,601

Total current liabilities	70,672	63,032

Other Credits
Advances for construction	71,271	70,206
Contributions in aid of construction-net	75,393	72,574
Deferred income taxes	57,431	56,684
Unamortized investment tax credits	2,564	2,609
Accrued pension and other postretirement benefits	12,518	8,793
Regulatory liabilities	9,785	9,731
Other	7,196	7,102

Total other credits	236,158	227,699

Commitments and Contingencies (Note 10)	—	—

Total Capitalization and Liabilities	$774,438	$756,276

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months Ended
	June 30,
(in thousands)	2005	2004

Operating Revenues
Water	$51,797	$51,897
Electric	6,091	5,449

	57,888	57,346

Operating Expenses
Water purchased	12,100	12,609
Power purchased for pumping	2,045	2,294
Power purchased for resale	2,710	2,538
Unrealized (gain) loss on purchased power contracts	(459)	76
Gain on sale of water rights	—	(5,675)
Groundwater production assessment	1,878	1,338
Supply cost balancing accounts	(550)	3,598
Other operating expenses	4,697	4,914
Administrative and general expenses	9,653	9,418
Depreciation and amortization	5,415	4,835
Maintenance	2,304	2,375
Taxes on income	5,207	6,024
Other taxes	2,112	2,015

Total operating expenses	47,112	46,359

Operating Income	10,776	10,987

Other Income (Loss)
Other income (loss), net	(140)	851
Taxes on other income (loss)	77	(322)

Total other income (loss), net	(63)	529

Interest Charges
Interest on long-term debt	3,956	3,939
Other interest and amortization of debt expense	460	258

Total interest charges	4,416	4,197

Net Income	$6,297	$7,319

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2005	2004

Operating Revenues
Water	$91,951	$89,358
Electric	13,561	13,076

	105,512	102,434

Operating Expenses
Water purchased	19,670	21,329
Power purchased for pumping	3,457	3,935
Power purchased for resale	6,847	7,367
Unrealized gain on purchased power contracts	(3,474)	(481)
Gain on sale of water rights	—	(5,675)
Groundwater production assessment	3,799	3,160
Supply cost balancing accounts	528	3,819
Other operating expenses	9,310	9,007
Administrative and general expenses	18,472	17,154
Depreciation and amortization	10,772	9,772
Maintenance	4,613	4,628
Taxes on income	8,386	7,360
Other taxes	4,272	4,140

Total operating expenses	86,652	85,515

Operating Income	18,860	16,919

Other Income (Loss)
Other income (loss), net	(264)	664
Taxes on other income (loss)	150	(221)

Total other income (loss), net	(114)	443

Interest Charges
Interest on long-term debt	7,903	7,874
Other interest and amortization of debt expense	867	450

Total interest charges	8,770	8,324

Net Income	$9,976	$9,038

The accompanying notes are an integral part of these financial statements

SOUTHERN CALIFORNIA WATER COMPANY
CASH FLOW STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2005	2004

Cash Flows From Operating Activities:
Net income	$9,976	$9,038
Adjustments for non-cash items:
Depreciation and amortization	10,772	9,772
Provision for doubtful accounts	218	240
Deferred income taxes and investment tax credits	2,782	354
Unrealized gain on purchased power contracts	(3,474)	(481)
Impairment loss on assets removed from rate-base	—	482
Non-cash compensation expense on stock units issued	97	778
Other — net	95	1,028
Changes in assets and liabilities:
Accounts receivable — customers	(1,181)	(553)
Unbilled revenue	(3,789)	(2,030)
Other accounts receivable	172	8,348
Materials and supplies	63	(108)
Prepayments and other current assets	1,503	1,864
Regulatory assets — supply cost balancing accounts	528	3,819
Other assets	501	(118)
Accounts payable	234	(2,579)
Inter-company receivable/payable	(2,423)	(1,533)
Income taxes receivable/payable from/to Parent	7,979	6,788
Other liabilities	3,920	(5,074)

Net cash provided	27,973	30,035

Cash Flows From Investing Activities:
Construction expenditures	(33,437)	(29,266)

Net cash used	(33,437)	(29,266)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	7,013	5,170
Refunds on advances for construction	(2,377)	(2,274)
Repayments of long-term debt	(184)	(174)
Net change in intercompany borrowings	8,300	—
Cash received on financing portion of purchased power contracts	1,333	658
Dividends paid	(8,000)	(7,700)

Net cash provided (used)	6,085	(4,320)

Net increase (decrease) in cash and cash equivalents	621	(3,551)
Cash and cash equivalents, beginning of period	2,702	8,306

Cash and cash equivalents, end of period	$3,323	$4,755

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
SOUTHERN CALIFORNIA WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          Note 1 — Summary of Significant Accounting Policies
          General: American States Water Company (“AWR”) is the parent company of Southern California Water Company (“SCW”), American States Utility Services, Inc. (“ASUS”) and its subsidiary, Fort Bliss Water Services Company (“FBWS”), and Chaparral City Water Company (“CCWC”). More than 90% of AWR’s assets consist of the common stock of SCW. SCW is a public utility engaged principally in the purchase, production, distribution and sale of water in three regions in California. SCW also distributes electricity in the Big Bear Lake area in California. The California Public Utilities Commission (“CPUC”) regulates SCW’s water and electric businesses, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”). ASUS performs water related services and operations on a contract basis. On October 1, 2004, ASUS’s wholly-owned subsidiary, FBWS, commenced operation of the water and wastewater systems at Fort Bliss located near El Paso, Texas pursuant to the terms of a 50-year contract with the U.S. Government. FBWS holds a Certificate of Convenience and Necessity from the Texas Commission on Environmental Quality (“TCEQ”). There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of ASUS’s contracted services or AWR. Unless otherwise stated in this report, the term Registrant applies to both AWR and SCW, collectively.
          Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its wholly-owned subsidiaries SCW, ASUS, FBWS and CCWC, and are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2004 filed with the SEC. Certain prior year amounts have been reclassified to conform to current year presentation. None of these reclassifications had an impact on Registrant’s Shareholders’ Equity or Net Income.
          SCW’s Related Party Transactions: SCW and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to SCW in support of its operations. Amounts owed to AWR for borrowings under this facility represent the majority of SCW’s inter-company payables on SCW’s balance sheets as of June 30, 2005 and December 31, 2004. Interest is charged to SCW in an amount sufficient to cover AWR’s interest cost under the credit facility. SCW also allocates certain corporate office administrative and general costs to its affiliates using CPUC approved allocation factors.

          Note 2 — Regulatory Matters: In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process. At June 30, 2005, Registrant had $24.5 million of regulatory assets not accruing carrying costs. Of this amount, $15.1 million relates to the regulatory asset for costs deferred on the Aerojet matter disclosed below as a “non-yielding” regulatory asset. In addition, other regulatory assets not accruing carrying costs include a deferred income tax balance of $6.7 million representing accelerated tax benefits previously flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated tax expense. Finally, there are other expenses that Registrant recovers in rates over a short period that do not provide for recovery of carrying costs. At June 30, 2005, $2.7 million was recorded as other regulatory assets for such costs to be recovered.
          Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	June 30,	December 31,
(In thousands)	2005	2004

SCW
Supply cost balancing accounts	$21,923	$23,537
Costs deferred for future recovery on Aerojet case	15,122	15,347
Flow-through taxes, net	6,658	7,733
Electric transmission line abandonment costs	3,488	3,546
Asset retirement obligations	3,230	3,038
Low income balancing accounts	2,436	2,134
General rate case memorandum accounts	1,424	2,168
Refund of water right lease revenues	(6,199)	(5,889)
Revenues subject to refund	(3,518)	(3,487)
Supply cost memorandum accounts net over-collections	(643)	(1,818)
Other regulatory assets	1,317	1,842

Total SCW	$45,238	$48,151

CCWC
Asset retirement obligations	$43	$41
Other regulatory assets/liabilities, net	(474)	144

Total AWR	$44,807	$48,336

Supply Cost Balancing Accounts:
          Electric Supply Cost Balancing Account — Electric power costs incurred by SCW’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $21.6 million at June 30, 2005 which was mostly incurred during the energy crisis in late 2000 and early 2001. The CPUC has authorized SCW to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable SCW to recover the under-collection. SCW sold 30,120,267 and 29,204,086 kilowatt hours of electricity to its Bear Valley Electric division customers for the three months ended June 30, 2005 and 2004, respectively, and 70,314,814 and 69,955,975 kilowatt hours for the six months ended June 30, 2005 and 2004, respectively. SCW anticipates electricity sales to be sufficient for it to recover the amount of the under-collection by August 2011. SCW records both purchased energy and power system delivery costs in the supply cost balancing account. By terms of the settlement with the CPUC, the purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap. SCW is allowed to include only up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account for purchased energy costs. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed. During the six months ended June 30, 2005 and 2004, SCW expensed approximately $48,100 and $224,400, respectively, for costs over $77 per MWh.

          Note 2 — Regulatory Matters (Continued):
Water Memorandum Supply Cost Accounts:
          In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC are required to seek review of under- and over- collections by filing an advice letter annually. As of June 30, 2005, SCW has filed advice letters for Regions I and II for the period from November 29, 2001 to December 31, 2004 with respect to an approximate $1.8 million cumulative net over-collection, which has been recorded as a regulatory liability. In June 2005, the CPUC approved these advice letters, as filed, for the 2001, 2002 and 2003 years totaling $1.4 million over-collection which has been transferred to the supply cost balancing accounts. The advice letter for the 2004 year is awaiting approval. An additional $223,000 of net over-collection related to the six months ended June 30, 2005 has also been recorded as a regulatory liability at June 30, 2005.
          SCW also filed advice letters with the CPUC for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2004 totaling a cumulative $4.3 million under-collection. A regulatory asset with respect to this under-collection is not recorded until receipt of a CPUC decision authorizing the recovery of the under-collection. In June 2005, the CPUC approved the transfer of an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account into the water supply cost balancing account as of June 30, 2005. The advice letters for the 2001-2003 years are awaiting approval.
Costs Deferred for Future Recovery:
          SCW sued Aerojet-General Corporation (“Aerojet”) for causing the contamination of the Sacramento County Groundwater Basin, which affected certain SCW wells. On a related matter, SCW also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by SCW in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others. On October 30, 2003, SCW, in its Region I abbreviated general rate case, filed for recovery of the cumulative balance of approximately $22 million in its memorandum account. This balance consisted primarily of deferred litigation costs and carrying costs. The filing with the CPUC requested recovery of the balance over a 20-year amortization period. As of June 30, 2005, approximately $15.1 million has been recorded as a non-yielding regulatory asset representing primarily the legal costs incurred to date in connection with prosecuting the cases. The difference between the amount filed with the CPUC for recovery in rates and those recorded primarily relate to previously incurred carrying costs pertaining to certain capital investments required to restore the water supply.
          On July 21, 2005, the CPUC authorized SCW to collect the balance of the Aerojet litigation memorandum account of approximately $21.3 million, through a rate surcharge, which will continue for no longer than 20 years. As a result of this decision, SCW, among other things, was ordered to: (i) impose a surcharge in the Arden-Cordova customer service area to amortize the balance totaling $21.3 million in the memorandum account and consequently, SCW will reflect an increase of approximately $6.2 million in its regulatory assets to include previously expensed carrying costs and record a corresponding gain in its results of operations during the third quarter of 2005; (ii) restore the appropriate plant accounts by approximately $1.1 million with a corresponding decrease in depreciation expense during the third quarter of 2005, due to the full reimbursement from Aerojet on capital expenditures, and (iii) keep the memorandum account open until it is fully amortized; however, no costs shall be added to the memorandum account, other than cumulative interest charges approved by the decision. It is management’s intention to offset any settlement proceeds from Aerojet that may occur from these actions against the balance in the memorandum account at the time of settlement. See Note 10 for further discussion on the Aerojet matter.

          Note 2 — Regulatory Matters (Continued):
Refund of Water Right Lease Revenues:
          In 1994, SCW entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. SCW included all associated revenues in a non-operating income account. In a decision issued on March 16, 2004, the CPUC ordered SCW to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, SCW recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income, net of taxes, during the fourth quarter of 2003. A final amount of the refund was approved by the CPUC in June 2004 and SCW adjusted its estimate to the approved refund amount of $5.2 million. Management disagreed with the CPUC’s decision and filed an appeal to the decision. The CPUC denied SCW’s request for an appeal. SCW filed with the Supreme Court of California to hear the matter, which was also denied in February of 2005. Subsequently, the Company filed a petition for writ of certiorari with the Supreme Court of the United States.
          Pursuant to the order, the apportionment of any lease revenues that SCW may collect from January 2004 forward, will be determined by a later decision. Therefore, beginning in the first quarter of 2004, all amounts billed to the City of Folsom are included in a regulatory liability account and no amounts have been recognized as revenue for 2004 and 2005 until all uncertainties about this matter are resolved with the CPUC. For the three and six months ended June 30, 2005, SCW recorded an additional $286,000 and $572,000 in the regulatory liability account, respectively. In addition, in 2004 SCW began making refunds to customers pursuant to the March 16, 2004 CPUC order. Refunds of approximately $142,000 and $261,000 were provided to customers during the three and six months ended June 30, 2005, respectively. The refunds will be made over a 9-year period.
CCWC Other Regulatory Assets/Liabilities:
          Fountain Hills Sanitary District (“FHSD”) is a political subdivision of the State of Arizona that provides sanitary sewer service to customers residing within CCWC’s water service area. In connection with its sanitary system, FHSD constructed a recharge system whereby it recharges treated effluent through multiple aquifer storage and recovery wells. In order for FHSD to secure an Aquifer Protection Permit for its recharge system, FHSD requested CCWC to permanently cease using one of its wells. As a possible replacement for this well, FHSD constructed a new well adjacent to the community center (“Community Center Well”). However, this well was not able to produce an equivalent amount of water to CCWC’s well that was taken out of production. Accordingly, in February 2005, CCWC entered into an agreement with FHSD whereby CCWC agreed to permanently remove from service this well and in return CCWC received a settlement fee of $1,520,000 from FHSD. Pursuant to the agreement, CCWC will: (i) permanently remove from service and cap this well, and cap another well which had never been used as a potable source of supply; (ii) relinquish any legal claim or interest that CCWC may otherwise possess in the Community Center Well; and (iii) grant an option to FHSD to acquire one of the wells at a future date at fair market value. The removal of these two wells from service did not have a significant impact on CCWC’s water supply.
          For the six months ended June 30, 2005, CCWC has recognized a net gain of $760,000 related to this settlement agreement and has established a regulatory liability for the remaining $760,000 pending Arizona Corporation Commission’s (“ACC”) review of this matter.
          Except as discussed above, there were no other significant changes in regulatory matters during the three and six months ended June 30, 2005.

          Note 3 — Earnings Per Share / Capital Stock:
          Earnings per share for all periods presented have been calculated and presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic earnings per Common Share are based upon the weighted average number of Common Shares outstanding and net income. Diluted earnings per Common Share are based upon the weighted average number of Common Shares including both outstanding shares and shares potentially issuable in connection with stock options and stock units granted under Registrant’s 2000 Stock Incentive Plan and the 2003 Non-Employee Directors Stock Plan, and net income. At June 30, 2005 and 2004 there were 688,045 and 498,320 options outstanding, respectively, under these Plans. At June 30, 2005 and 2004, there were also approximately 30,300 and 31,500 stock units outstanding, respectively, pursuant to the 2003 Non-Employee Directors Stock Plan. Outstanding stock options and stock unit awards, including those issued for dividend equivalent rights, issued by the Registrant represent the only dilutive effect reflected in diluted weighted average shares outstanding. The difference between basic and diluted EPS is the effect of stock options and stock units that, under the treasury share method, gives rise to common stock equivalents. The following table summarizes the calculation of basic EPS and diluted EPS:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Weighted average shares outstanding	16,773	15,248	16,769	15,236
Assumed exercise of stock options	44	3	36	11
Assumed stock units are converted to Common Shares	17	18	16	18

Weighted average diluted shares	16,834	15,269	16,821	15,265

Earnings available for common shareholders	$5,735	$6,710	$9,499	$7,856

Basic earnings per share	$0.34	$0.44	$0.57	$0.52

Diluted earnings per share	$0.34	$0.44	$0.56	$0.51

          During the three months ended June 30, 2005 and 2004, Registrant issued 8,588 and 25,454 common shares, which totaled approximately $237,000 and $595,000 under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan, respectively. During the six months ended June 30, 2005 and 2004, Registrant issued 20,685 and 49,666 common shares, which totaled approximately $555,000 and $1,204,000, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan, respectively. In addition during the three and six months ended June 30, 2005, Registrant repurchased 12,897 and 21,506 common shares, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan, 401(k) Plan and anniversary stock grant program, which were used to satisfy the requirements of these plans.
          During the three months ended June 30, 2005 and 2004, AWR paid quarterly dividends to the shareholders, totaling approximately $3.8 million or $0.225 per share and $3.4 million or $0.221 per share, respectively. During the six months ended June 30, 2005 and 2004, AWR paid quarterly dividends to the shareholders, totaling approximately $7.5 million or $0.450 per share and $6.7 million or $0.442 per share, respectively.

          Note 4 — Credit Facility: In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under the revolving credit facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. As of June 30, 2005, an aggregate of $49 million in cash borrowings are included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility.
          Note 5 — Derivative Instruments: During 2002, SCW entered into block-forward power purchase contracts that qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 139. Contracts with Pinnacle West Capital Corporation (“PWCC”) which became effective in November 2002 have not been designated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheets as of June 30, 2005 and December 31, 2004. This resulted in a pre-tax unrealized gain of $459,000 and a pre-tax unrealized loss of $76,000 for the three months ended June 30, 2005 and 2004, respectively, and a pre-tax unrealized gain of $3,474,000 and $481,000 for the six months ended June 30, 2005 and 2004, respectively, due to continued increases in energy prices. On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. As this contract moves forward in time and is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurs on a cash or net basis through 2006 and by physical delivery through 2008. Registrant has no other derivative financial instruments.
          Note 6 — Income Taxes
          As a regulated utility, SCW treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if SCW were not required to account for its income taxes as a regulated enterprise. During the three and six months ended June 30, 2005, the recognition of the federal benefit of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the benefit to the subsequent tax year. This resulted in additional income taxes of $389,000, which was partially offset by other favorable flow-through adjustments applicable to the three and six months ended June 30, 2005 and 2004.
          In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and provides a new federal income tax deduction from qualified U.S. production activities, which is being phased in from 2005 through 2010. Under the Act, qualified production activities include Registrant’s production of electricity and potable water. In December 2004, the FASB issued FASB Staff Position No. 109-1 and proposed that the deduction should be accounted for as a “special deduction” in accordance with SFAS No. 109. As such, the special deduction had no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of the deduction is to be reported in the period in which the deduction is claimed on Registrant’s tax return. Further guidance from tax authorities (including Treasury Regulations) with respect to the deduction is pending. During the first quarter of fiscal 2005, Registrant completed its initial evaluation of the provisions of the Act and determined that the amount of the benefit for the three and six months ended June 30, 2005 was not material.

     Note 7 — Stock Incentive Plans: Registrant applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options under its 2000 Stock Incentive Plan. Accordingly, no compensation cost for the Plan has been recognized for options granted at fair value at the date of grant. Registrant has also adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.
     At the May 2004 Annual Meeting, the shareholders adopted the 2003 Non-Employee Directors Stock Plan (“New Directors Plan”). The New Directors Plan provides the non-employee directors with supplemental stock-based compensation. Pursuant to the New Directors Plan, directors are entitled to receive stock options and stock unit awards. As of June 30, 2005, an aggregate of 27,000 stock options have been granted to the directors under the New Director’s Plan. Registrant also applies APB No. 25 in accounting for the director’s stock options. The director’s stock options were granted at fair value at the date of grant; therefore no compensation cost has been recognized for these options. The stock units are a non-voting unit of measurement which is deemed for bookkeeping and payment purposes to represent outstanding AWR common shares. Upon adoption of the New Directors Plan in May 2004, Registrant began recording compensation expense on the stock unit awards. As of June 30, 2005, the directors have been credited with approximately 30,300 stock units. Stock units will be paid only in AWR common shares on the date that the participant terminates service as a director.
     If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options and stock units under the 2000 Stock Incentive Plan and the New Directors Plan, net income and earnings per share applicable to common shareholders would have been changed to the pro forma amounts indicated below:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
(dollars in thousands, except EPS)	2005	2004	2005	2004

Earnings available to common shareholders:
As reported	$5,735	$6,710	$9,499	$7,856
Add: Stock-based compensation expense included in reported net income, net of tax	52	461	57	461
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(106)	(497)	(672)	(909)

Pro forma	$5,681	$6,674	$8,884	$7,408

Basic earnings per share:
As reported	$0.34	$0.44	$0.57	$0.52
Pro forma	$0.34	$0.44	$0.53	$0.49

Diluted earnings per share:
As reported	$0.34	$0.44	$0.56	$0.51
Pro forma	$0.34	$0.44	$0.53	$0.49

     Note 8 — Employee Benefit Plans: The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and six months ended June 30, 2005 and 2004 are as follows:

	For The Three Months Ended June 30, 2005 and 2004
			Other
			Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2005	2004	2005	2004	2005	2004

Components of Net Periodic Benefits Cost:
Service Cost	$933	$701	$109	$101	$32	$32
Interest Cost	1,088	906	151	148	28	31
Expected Return on Plan Assets	(922)	(830)	(74)	(64)	—	—
Amortization of Transition	—	—	105	105	—	—
Amortization of Prior Service Cost	41	40	(50)	(50)	38	37
Amortization of Actuarial (Gain) Loss	313	90	41	30	(10)	—

Net Periodic Pension Cost	$1,453	$907	$282	$270	$88	$100

	For The Six Months Ended June 30, 2005 and 2004
			Other
			Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2005	2004	2005	2004	2005	2004

Components of Net Periodic Benefits Cost:
Service Cost	$1,866	$1,402	$218	$202	$64	$64
Interest Cost	2,176	1,812	302	296	56	62
Expected Return on Plan Assets	(1,844)	(1,660)	(148)	(128)	—	—
Amortization of Transition	—	—	210	210	—	—
Amortization of Prior Service Cost	82	80	(100)	(100)	76	74
Amortization of Actuarial (Gain) Loss	626	180	82	60	(20)	—

Net Periodic Pension Cost	$2,906	$1,814	$564	$540	$176	$200

     A decrease in the discount rate from 6.25% to 5.75%, and the update of mortality rate tables resulted in increases in pension and other postretirement benefits between the two periods presented. Registrant expects to contribute $4,430,000 and $933,000 to pension and postretirement plans in 2005, respectively. No contributions were made during the three and six months ended June 30, 2005.
     Note 9 — New Accounting Pronouncements:
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 primarily requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. Registrant is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2006.

     Note 9 — New Accounting Pronouncements (Continued):
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. Registrant is required to adopt Interpretation No. 47 by the end of 2006. Registrant is currently evaluating the impact Interpretation No. 47 will have on its results of operations and financial condition.
     In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” (SFAS No. 123R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123R to the beginning of the fiscal year that begins after June 15, 2005, (January 1, 2006 for calendar year companies) from a July 1, 2005 adoption date previously set by the FASB. Registrant expects to adopt this standard on January 1, 2006. Based on stock option grants made in 2005 and currently anticipated for 2006, Registrant estimates it will (assuming the modified prospective method is used) recognize expense for stock options for the year ending December 31, 2006 in an amount consistent to that disclosed in Note 7 which summarizes the pro forma impact of recognizing stock expense under the fair value accounting method. Registrant assumes that stock options will be granted in 2006 upon similar terms to options granted in 2005, which provide for continued vesting of the options following termination of employment, unless the grantee is terminated for cause. If these assumptions change, the impact of recognizing stock expense under the fair value accounting method will differ from amounts disclosed in Note 7.
     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and provides a new federal income tax deduction from qualified U.S. production activities, which will be phased in from 2005 through 2010. During the first quarter of fiscal 2005, Registrant completed its initial evaluation of the provisions of the Act. See Note 6 for further information.
     Note 10 — Contingencies:
     Water Quality-Related Litigation:
     In 1997, SCW was named as a defendant in nineteen lawsuits that alleged that SCW and other water utilities, delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief.
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

     Note 10 — Contingencies (Continued):
     SCW is subject to self-insured retention provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. SCW’s various insurance carriers have, to date, provided reimbursement for much of the costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights. In addition, the CPUC has issued certain decisions, which authorize SCW to establish a memorandum account to accumulate costs for future recovery, to comply with certain contamination remediation requirements for future recovery. SCW was also dismissed from three similar lawsuits in Northern California in 2004; the plaintiffs in those cases have not filed an appeal.
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
     Aerojet has also agreed to reimburse SCW $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.
     Aerojet will also transfer its remediated groundwater to the Sacramento County Water Agency, which will provide treated water for distribution to SCW and other water purveyors affected by the contamination. SCW has entered into an agreement with Sacramento County Water Agency to receive water as outlined above. SCW and Aerojet have also signed three separate agreements requiring Aerojet to pay for certain transmission pipelines and upgrades to SCW’s Coloma Treatment Plant as a contingency plan, should additional wells be impacted. Aerojet has reimbursed SCW for the cost of these capital improvements. The pipelines are now in service and the upgraded treatment facilities are expected to be fully operational by the end of 2005.
     In 2000, the CPUC authorized the establishment of a memorandum account into which SCW was allowed to record costs it incurred in prosecuting the contamination suits filed against the State and Aerojet. The CPUC also authorized SCW periodically to seek recovery of such recorded costs from ratepayers. In that regard, SCW sought interim cost recovery and was authorized to increase rates, effective April 28, 2001, in an amount sufficient over a six-year period to offset approximately $1.8 million in such legal and expert costs recorded in the memorandum account that had been incurred on or before August 31, 2000. As of June 30, 2005, approximately $15.1 million in legal and consulting related costs, including the unamortized portion of the $1.8 million, have been recorded as a deferred charge and included in “Regulatory Assets” on the SCW balance sheets.

     Note 10 — Contingencies (Continued):
     On July 21, 2005, the CPUC authorized SCW to collect the balance of the Aerojet litigation memorandum account of approximately $21.3 million, through a rate surcharge, which will continue for no longer than 20 years. As a result of this decision, SCW, among other things, was ordered to: (i) impose a surcharge in the Arden-Cordova customer service area to amortize the balance totaling $21.3 million in the memorandum account and consequently, SCW will reflect an increase of approximately $6.2 million in its regulatory assets to include previously expensed carrying costs and record a corresponding gain in its results of operations during the third quarter of 2005; (ii) restore the appropriate plant accounts by approximately $1.1 million with a corresponding decrease in depreciation expense during the third quarter of 2005, due to the full reimbursement from Aerojet on capital expenditures, and (iii) keep the memorandum account open until it is fully amortized; however, no costs shall be added to the memorandum account, other than cumulative interest charges approved by the decision. Furthermore, it is management’s intention to offset any settlement proceeds from Aerojet’s proposed land development, first against the guaranteed $8 million note from Aerojet and then against the balance in the memorandum account at the time of receipt of the settlement payments.
     Other Water Quality Litigation:
     Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing SCW’s San Gabriel System. SCW filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those responsible for the contamination. Some of the other potential defendants settled with SCW, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).
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

     Note 10 — Contingencies (Continued):
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
     Although the City of Claremont, California located in SCW’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to SCW about the rates charged by SCW and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of Registrant’s water system serving the City. Such value was determined by the consultant at $40 — $45 million. SCW disagrees with the City’s valuation assessment. Under California law, the condemning City would be required to pay fair market value for the water system. As of June 30, 2005, management believes that the fair market value of the system far exceeds the $33 million recorded net book value of the Claremont water system.
     Except for the City of Claremont, Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area; however, on April 12, 2005, the Town Council of the Town of Apple Valley voted 5-0 to authorize Town staff to prepare a Request for Proposal for an evaluation of the feasibility and potential cost of and a timeframe for the potential takeover of SCW’s Apple Valley water systems as well as the water systems of another utility serving the Town. SCW has not received any formal notice from the Town of its intention to condemn the Registrant’s Apple Valley water systems. Management is unable to predict what the results of the Town’s evaluation might be and what action, if any, the Town might take as a result of the evaluation. However, SCW will vigorously defend itself should the Town determine to proceed towards condemning its Apple Valley water systems. As of June 30, 2005, the recorded net book value of the Apple Valley water systems is approximately $2.2 million.
     Santa Maria Groundwater Basin Adjudication:
     In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including SCW, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. After some procedural rulings by the superior court, the lawsuit is now a full basin adjudication involving all entities owning 10 acres or more within the Basin boundaries — approximately 1,400 defendants. The plaintiff’s stated objective in the adjudication lawsuit is to have the superior court impose and oversee the implementation of a Basin management plan that ensures the long term integrity and reliability of the Basin water resources. To protect its groundwater supply so that sufficient water production rights continue to be available to meet SCW’s customers’ needs in the Santa Maria customer service area, SCW has been vigorously defending its water rights in the adjudication lawsuit.

     Note 10 — Contingencies (Continued):
     As of June 30, 2005, SCW has incurred costs in defending its rights in the Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery. A settlement has been reached, subject to CPUC approval. The settlement, among other things, if approved, would preserve SCW’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. Management also believes that the recovery of these costs through rates is probable; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have been incurred by SCW in this lawsuit.
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
     Note 11 — Business Segments: AWR has three principal business units: water and electric distribution units, through its SCW subsidiary, a water-service utility operation conducted through its CCWC unit, and a contracted services unit through the ASUS subsidiary. All activities of SCW are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS are conducted in California, Arizona and Texas. Both SCW and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to SCW’s operating segments, CCWC and ASUS’s contract services businesses as well as the operations of its wholly-owned subsidiary, FBWS. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to the Company.

	As of and for the Three Months Ended June 30, 2005
	SCW		CCWC			Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR

Operating revenues	$51,797	$6,091	$1,753	$890	($35)	$60,496
Operating income (loss) before income taxes	15,093	890	286	(930)		15,339
Interest expense, net	4,006	410	104	224		4,744
Identifiable assets	610,249	39,995	36,488	692		687,424
Depreciation and amortization expense	4,903	512	264	17		5,696
Capital additions	14,628	682	1,450	248		17,008

	As of and for the Three Months Ended June 30, 2005
	SCW		CCWC			Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR

Operating revenues	$51,897	$5,449	$1,704	$319	($25)	$59,344
Operating income (loss) before income taxes	17,922	(911)	123	(1,449)		15,685
Interest expense, net	3,763	434	121	109		4,427
Identifiable assets	551,764	37,681	32,245	172		621,862
Depreciation and amortization expense	4,526	309	234	4		5,073
Capital additions	15,783	552	715	57		17,107

     Note 11 — Business Segments (Continued):

	As of and for the Three Months Ended June 30, 2005
	SCW		CCWC			Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR

Operating revenues	$91,951	$13,561	$3,096	$1,717	($35)	$110,290
Operating income (loss) before income taxes	22,904	4,342	1,266	(1,484)		27,028
Interest expense, net	7,956	814	224	410		9,404
Identifiable assets	610,249	39,995	36,488	692		687,424
Depreciation and amortization expense	9,765	1,007	525	34		11,331
Capital additions	32,077	1,360	2,038	359		35,834

	As of and for the Three Months Ended June 30, 2005
	SCW		CCWC		Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR

Operating revenues	$89,358	$13,076	$3,008	$601	($48)	$105,995
Operating income (loss) before income taxes	24,272	7	234	(2,336)	—	22,177
Interest expense, net	7,552	772	243	181	—	8,748
Identifiable assets	551,764	37,681	32,245	172	—	621,862
Depreciation and amortization expense	9,054	718	470	8	—	10,250
Capital additions	26,928	2,338	1,243	83	—	30,592

*	Includes amounts from AWR and ASUS’s contracted services. Beginning on October 1, 2004, it also includes ASUS’s wholly-owned subsidiary FBWS.
     Note 12 — Subsequent Event: As more fully discussed in Notes 2 and 10, on July 21, 2005, the CPUC authorized SCW to collect the balance of the Aerojet litigation memorandum account of approximately $21.3 million, through a rate surcharge, which will continue for no longer than 20 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward—Looking Information
     Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, SCW’s ability to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; recovery of regulatory assets not yet included in rates; future economic conditions, including changes in customer demand and changes in water and energy supply costs; future climatic conditions, including the recent wet winter in the Southern California and Phoenix areas; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.
     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the consolidated financial statements and the notes thereto contained in our 2004 Annual Report on Form 10-K.
General
     American States Water Company (“AWR”) is the parent company of Southern California Water Company (“SCW”), American States Utility Services, Inc. (“ASUS”) and its subsidiary, Fort Bliss Water Services Company (“FBWS”), and Chaparral City Water Company (“CCWC”). AWR was incorporated as a California corporation in 1998 as a holding company for SCW.
     SCW is a California public utility company engaged principally in the purchase, production and distribution of water. SCW also distributes electricity in one customer service area. SCW is regulated by the California Public Utilities Commission (“CPUC”) and was incorporated on December 31, 1929. SCW served 252,260 water customers and 22,787 electric customers at June 30, 2005, or a total of 275,047 customers, compared with 273,386 total customers at June 30, 2004. SCW’s utility operations exhibit seasonal trends. Due to changes in weather, water revenues are higher during the summer months and lower during the cooler months of each year. Although SCW’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of SCW’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 83.0% and 87.9% of total water revenues for the three and six months ended June 30, 2005, respectively, as compared to 84.7% and 89.3% for the three and six months ended June 30, 2004, respectively.
     CCWC is an Arizona public utility company serving 12,813 customers as of June 30, 2005, compared with 12,367 customers at June 30, 2004.
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

Consolidated Results of Operations — Three Months Ended June 30, 2005 and 2004 (dollars in thousands)

	3 MOS	3 MOS
	ENDED	ENDED	$	%
	6/30/2005	6/30/2004	CHANGE	CHANGE
OPERATING REVENUES
Water	$53,551	$53,576	$(25)	0.0%
Electric	6,091	5,449	642	11.8%
Other	854	319	535	167.7%

Total operating revenues	60,496	59,344	1,152	1.9%

OPERATING EXPENSES
Water purchased	12,277	12,802	(525)	-4.1%
Power purchased for pumping	2,184	2,415	(231)	-9.6%
Groundwater production assessment	1,843	1,338	505	37.7%
Power purchased for resale	2,710	2,538	172	6.8%
Unrealized gain on purchased power contracts	(459)	76	(535)	-703.9%
Gain on sale of water rights	—	(5,675)	5,675	-100.0%
Supply cost balancing accounts	(550)	3,598	(4,148)	-115.3%
Other operating expenses	5,218	5,283	(65)	-1.2%
Administrative and general expenses	11,495	11,497	(2)	0.0%
Depreciation and amortization	5,696	5,073	623	12.3%
Maintenance	2,522	2,609	(87)	-3.3%
Taxes on income	4,808	5,086	(278)	-5.5%
Other taxes	2,221	2,105	116	5.5%

Total operating expenses	49,965	48,745	1,220	2.5%

Operating income	10,531	10,599	(68)	-0.6%

OTHER INCOME (LOSS) — NET	(52)	538	(590)	-109.7%

INTEREST CHARGES	4,744	4,427	317	7.2%

NET INCOME	$5,735	$6,710	$(975)	-14.5%

     Net income for the three months ended June 30, 2005 decreased 14.5% to $5.7 million, equivalent to $0.34 per common share on a basic and fully diluted basis, compared to $6.7 million or $0.44 per share for the three months ended June 30, 2004. Impacting the comparability in the results of the two periods is a favorable decision issued by the CPUC in 2004 that resulted in a $5.7 million pre-tax gain on the sale of water rights during the second quarter of 2004. This gain added approximately $0.20 per share to the second quarter of 2004.
     Excluding the effects of the gain on sale of water rights, results for the three months ended June 30, 2005 increased by approximately $0.10 per share as compared to the three months ended June 30, 2004. The increase in recorded results reflects a significant decrease in the provision for supply cost balancing account. In May 2004, SCW recorded a cumulative $2.7 million regulatory liability with a corresponding charge booked to the provision for supply cost balancing account as a result of the advice letters filed for the memorandum supply cost accounts for Regions I and II that had net over-collection balances covering 2001, 2002, 2003 and parts of 2004 years. During the second quarter of 2005, (i) there was no similar charge for over-collection, and (ii) an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account was approved by the CPUC, which was recorded as a credit to the provision.

Operating Revenues
     For the three months ended June 30, 2005, revenues from water operations remained unchanged compared to the three months ended June 30, 2004. Water revenues reflect rate increases in 2004 and 2005 covering almost all of SCW’s water customers which contributed $2.7 million in increased revenues, offset by a decrease of 12.2% in billed water consumption resulting from changes in weather conditions. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.
     For the three months ended June 30, 2005, revenues from electric operations increased by 11.8% to $6.1 million compared to $5.4 million for the three months ended June 30, 2004. The increase reflects primarily a rate increase approved by the CPUC and effective on April 15, 2005 related to the 8.4 MW natural gas-fueled generation facility. There was also a 3.2% increase in kilowatt-hour consumption.
     Registrant relies upon rate approval by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.
     For the three months ended June 30, 2005, other operating revenues increased by 167.7% to $854,000 compared to $319,000 for the three months ended June 30, 2004 due primarily to approximately $543,000 of additional revenues associated with the operation of the water and wastewater systems at Fort Bliss, located near El Paso, Texas that commenced on October 1, 2004 pursuant to the terms of a 50-year contract between FBWS and the U.S. Government.
Operating Expenses
     For the three months ended June 30, 2005, 44.6% of the Company’s supply mix was purchased water as compared to 45.5% purchased water for the three months ended June 30, 2004. Purchased water costs decreased by 4.1% to $12.3 million compared to $12.8 million for the three months ended June 30, 2004. The decrease is due primarily to a decline in customer demand resulting from lower consumption, partially offset by supplier rate increases.
     For the three months ended June 30, 2005, the cost of power purchased for pumping decreased by 9.6% to $2.2 million compared to $2.4 million for the three months ended June 30, 2004 due to a decrease in kilowatt usage caused by a decrease in customer demand.
     For the three months ended June 30, 2005, groundwater production assessments increased by 37.7% as compared to the three months ended June 30, 2004 due to increases in assessment rates levied against groundwater production, effective July 2004. Pump tax rates increased in Regions II and III by approximately 11% and 15%, respectively. In addition, SCW received $628,000 for leasing temporary surplus water rights during the three months ended June 30, 2004 which was recorded as a reduction to groundwater production assessments as compared to $233,000 received for the three months ended June 30, 2005.
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

     For the three months ended June 30, 2005, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division increased by 6.8% to $2.7 million compared to $2.5 million for the three months ended June 30, 2004 due to an increase in kilowatt usage. In addition, the costs for the period in 2004 reflect a $114,000 refund received in April 2004 from Southern California Edison. Partially offsetting these increases is a refund received in April of 2005 of $247,000 from Mirant Americas Energy Marketing, Inc. (“Mirant Marketing”) based on a revised order from the Federal Energy Regulatory Commission (“FERC”) issued in November 2004. This refund decreased the cost of power purchased for resale, with a corresponding increase in the supply cost balancing account included in the statement of income. There was no net impact on earnings.
     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s purchased power agreements with Pinnacle West Capital Corporation (“PWCC”), which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $459,000 pretax unrealized gain on purchased power contracts for the three months ended June 30, 2005 is due to an increase in the current forward market prices since March 31, 2005. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.
     For the three months ended June 30, 2004, Registrant recorded a $5.7 million pre-tax gain on the sale of water rights reflecting a favorable CPUC decision in 2004. The $5.7 million represented settlement proceeds received in May 2004 from the City of Santa Monica relating to the sale and the assignment of rights regarding the Charnock Groundwater Basin.
     A decrease of $4.2 million during the three months ended June 30, 2005 in the provision for supply cost balancing accounts as compared to the three months ended June 30, 2004 primarily reflects: (i) the recording in May 2004 of a cumulative $2.7 million regulatory liability with a corresponding charge booked to the provision for supply cost balancing account as a result of the advice letters filed for the memorandum supply cost accounts for Regions I and II that had net over-collection balances covering 2001, 2002, 2003 and parts of 2004 years — there was no similar charge during the second quarter of 2005; (ii) approval by the CPUC in June 2005 of an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account; (iii) a decrease in amortization of $450,000 related to pre-November 29, 2001 water supply cost balancing accounts and electric balancing account; and (iv) a decrease of $277,000 in the electric supply cost amounts written off over $77 per MWh. These decreases were offset by a net change in the current period of $525,000 in the over-collections of the memorandum supply cost accounts.
     For the three months ended June 30, 2005, other operating expenses decreased by 1.2% to $5.2 million compared to $5.3 million for the three months ended June 30, 2004 due to an impairment loss of $482,000 that was recorded at the end of the second quarter of 2004 related to the Charnock Groundwater Basin assets being removed from rate-base pursuant to the CPUC order in 2004. There was no similar write-off in 2005. Partially offsetting the decrease resulting from the absence of this write-down were: (i) higher labor costs in 2005 which increased by approximately $392,000; and (ii) higher operating expenses of $203,000 at ASUS due to the commencement of operations of the water and wastewater system at Fort Bliss.
     For the three months ended June 30, 2005, administrative and general expenses remained flat at $11.5 million. There were increases due to: (i) an approximate $345,000 increase in pensions and benefits caused by actuarial assumption changes in the discount rate and mortality tables, and increases of approximately $558,000 in various other benefit costs, (ii) an approximate $170,000 increase in general office labor costs, (iii) an approximate $335,000 increase in injuries and damages insurance, and (iv) an approximate $237,000 increase in various miscellaneous expenses. These increases are offset by a $1.1 million decrease in outside services in connection with new business development and various other areas. Registrant believes that prudent administrative expenses approved in advance by state regulators to be incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates.

Amounts included in each general rate case are estimated for future years. Overages from those estimates are not covered in rates.
     For the three months ended June 30, 2005, depreciation and amortization expense increased by 12.3% to $5.7 million compared to $5.1 million for the three months ended June 30, 2004 reflecting, among other things, the effects of recording approximately $71 million in additions to utility plant during 2004, depreciation on which began in January 2005. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.
     For the three months ended June 30, 2005, maintenance expense decreased by 3.3% to $2.5 million compared to $2.6 million for the three months ended June 30, 2004 due principally to a decrease in required maintenance at CCWC, partially offset by an increase in maintenance expenses for ASUS due to the Fort Bliss operations which began in October 2004. Maintenance expense increases for regulated activities are included in each general rate case and are covered in rates, unless disallowed as not reasonable or prudent. FBWS bears the risk of increases in maintenance and all other costs above those authorized in the contract for operation of Fort Bliss, unless FBWS is entitled to an equitable adjustment for such matters as an increase in labor rates, changes in circumstances or differing site conditions from those anticipated at the time of execution of the contract.
     For the three months ended June 30, 2005, taxes on operating income decreased by 5.5% to $4.8 million compared to $5.1 million for the three months ended June 30, 2004. The decrease in taxes on operating income resulted from a decrease in pretax operating income of 5.9% offset by a slight increase of the effective tax rate (“ETR”) applicable to the three months ended June 30, 2005 to 45.4% as compared to a 45.2% ETR applicable to the three months ended June 30, 2004. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. During the three months ended June 30, 2005, the recognition of the federal benefit of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the benefit to the subsequent tax year. This resulted in additional income taxes of $389,000, which was substantially offset by other favorable flow-through adjustments such that the ETRs applicable to the three months ended June 30, 2005 and 2004 remained relatively unchanged.
     For the three months ended June 30, 2005, other taxes increased by 5.5% to $2.2 million compared to $2.1 million for the three months ended June 30, 2004 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.
Other Income (Loss)
Other Income (Loss)
     For the three months ended June 30, 2005, other net income (loss) was a loss of $52,000 as compared to income of $538,000 for the three months ended June 30, 2004. This was largely due to a reduction in SCW’s estimate of customer refunds associated with lease revenues from the City of Folsom adjusted in June 2004.

Interest Charges
     For the three months ended June 30, 2005, interest expense increased by 7.2% to $4.7 million compared to $4.4 million for the three months ended June 30, 2004 due primarily to increases in short-term borrowings and higher interest rates on short-term borrowings.
Consolidated Results of Operations — Six Months Ended June 30, 2005 and 2004 (dollars in thousands)

	6 MOS	6 MOS
	ENDED	ENDED	$	%
	6/30/2005	6/30/2004	CHANGE	CHANGE
OPERATING REVENUES
Water	$95,048	$92,318	$2,730	3.0%
Electric	13,561	13,076	485	3.7%
Other	1,681	601	1,080	179.7%

Total operating revenues	110,290	105,995	4,295	4.1%

OPERATING EXPENSES
Water purchased	19,963	21,683	(1,720)	-7.9%
Power purchased for pumping	3,671	4,132	(461)	-11.2%
Groundwater production assessment	3,764	3,160	604	19.1%
Power purchased for resale	6,847	7,367	(520)	-7.1%
Unrealized gain on purchased power contracts	(3,474)	(481)	(2,993)	622.2%
Gain on setlement for removal of wells	(760)	—	(760)	-100.0%
Gain on sale of water rights	—	(5,675)	5,675	-100.0%
Supply cost balancing accounts	528	3,819	(3,291)	-86.2%
Other operating expenses	10,287	9,720	567	5.8%
Administrative and general expenses	21,624	20,576	1,048	5.1%
Depreciation and amortization	11,331	10,250	1,081	10.5%
Maintenance	4,988	4,936	52	1.1%
Taxes on income	8,024	6,028	1,996	33.1%
Other taxes	4,493	4,331	162	3.7%

Total operating expenses	91,286	89,846	1,440	1.6%

Operating income	19,004	16,149	2,855	17.7%

OTHER INCOME (LOSS) — NET	(101)	455	(556)	-122.2%

INTEREST CHARGES	9,404	8,748	656	7.5%

NET INCOME	$9,499	$7,856	$1,643	20.9%

     Net income for the six months ended June 30, 2005 increased 20.9% to $9.5 million, equivalent to $0.57 and $0.56 per common share on a basic and fully diluted basis, respectively, compared to $7.9 million or $0.52 and $0.51 per share, respectively, for the six months ended June 30, 2004. The increase in recorded results reflects the significant increase in the unrealized gain on purchased power contracts due to increasing energy prices. This unrealized gain added approximately $0.12 per share to the six months ended June 30, 2005, as compared to the unrealized gain of $0.02 per share for the same period of 2004. Additionally, rate increases in most of SCW’s service areas contributed to higher water revenues, offset by decreases in water consumption due to changes in weather.

     As discussed in the quarterly results, the increase in the six months recorded results reflects a significant decrease in the provision for supply cost balancing account. In May 2004, SCW recorded a cumulative $2.7 million regulatory liability with a corresponding charge booked to the provision for supply cost balancing account as a result of the advice letters filed for the memorandum supply cost accounts for Regions I and II that had net over-collection balances covering 2001, 2002, 2003 and parts of 2004 years. During the second quarter of 2005, (i) there was no similar charge for over-collection, and (ii) an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account was approved by the CPUC, which was recorded as a reduction to the provision.
Operating Revenues
     For the six months ended June 30, 2005, revenues from water operations increased by 3.0% to $95.0 million, compared to $92.3 million for the six months ended June 30, 2004. Higher water revenues reflect rate increases covering almost all of SCW’s water customers which contributed $7.5 million in increased revenues. This was partially offset by a decrease of 10% in billed water consumption resulting from changes in weather conditions that resulted in a decrease in revenues. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.
     For the six months ended June 30, 2005, revenues from electric operations increased by 3.7% to $13.6 million compared to $13.1 million for the six months ended June 30, 2004. The increase reflects a slight increase in kilowatt-hour consumption and a rate increase related to the commencement of operations of an 8.4 MW natural gas-fueled generation facility. The new rates went into effect on April 15, 2005. The rate increase for this facility is expected to generate approximately $2.7 million in additional annual revenues and is subject to refund.
     For the six months ended June 30, 2005, other operating revenues increased by 179.7% to $1.7 million compared to $601,000 for the six months ended June 30, 2004 due primarily to approximately $1.1 million of additional revenues associated with the operation of the water and wastewater systems at Fort Bliss, located near El Paso, Texas that commenced on October 1, 2004 pursuant to the terms of a 50-year contract between FBWS and the U.S. Government.
Operating Expenses
     For the six months ended June 30, 2005, 45.3% of the Company’s supply mix was purchased water as compared to 45.8% purchased water for the six months ended June 30, 2004. Purchased water costs decreased by 7.9% to $20.0 million compared to $21.7 million for the six months ended June 30, 2004. The decrease is due primarily to a decline in customer demand resulting from lower consumption.
     For the six months ended June 30, 2005, the cost of power purchased for pumping decreased by 11.2% to $3.7 million compared to $4.1 million for the six months ended June 30, 2004 due primarily to a decrease in KWh usage caused by lower customer demand.
     For the six months ended June 30, 2005, groundwater production assessments increased by 19.1% as compared to the six months ended June 30, 2004 due primarily to increases in assessment rates levied against groundwater production, effective July 2004. Pump tax rates increased in Regions II and III by approximately 11% and 15%, respectively. In addition, SCW received $628,000 for leasing temporary surplus water rights during the six months ended June 30, 2004 which was recorded as a reduction to groundwater production assessments as compared to $233,000 received for the six months ended June 30, 2005. These increases were partially offset by a decrease in customer demand.

     For the six months ended June 30, 2005, cost of power purchased for resale to customers in SCW’s Bear Valley Electric division decreased by 7.1% to $6.8 million compared to $7.4 million for the six months ended June 30, 2004. The decrease was due primarily to two related events with Mirant Marketing. The first event was the recording of additional one time costs for the six months ended June 2004 that did not recur in the six months ended June 2005. The additional one time costs booked in the first six months of 2004 was due to a refund to Mirant Marketing of $644,000 ordered by the FERC in March of 2004 for the one-time sale of excess energy in the spot market. While this increased the cost of power purchased for resale, SCW also booked the refund payment to Mirant Marketing in its supply cost balancing account; therefore, there was no net impact on earnings in 2004. The second event was the result of a FERC order in November of 2004 in which FERC ordered Mirant Marketing to reimburse $247,000 of the amount SCW had refunded to Mirant Marketing. SCW received the reimbursement of $247,000 from Mirant Marketing in May of 2005. SCW recorded the Mirant Marketing reimbursement in its supply cost balancing account which also resulted in no net impact on earnings in 2005.
     Unrealized gain and loss on purchased power contracts represents gains and losses recorded for SCW’s purchased power agreements with PWCC, which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $3,474,000 pretax unrealized gain on purchased power contracts for the six months ended June 30, 2005 is due to an increase in the current forward market prices since December 31, 2004. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.
     For the six months ended June 30, 2005, Registrant recorded a net pre-tax gain of $760,000 on a settlement reached with the Fountain Hills Sanitary District (“FHSD”) in February 2005 for the recapping of two CCWC wells in order to facilitate FHSD’s ability to secure certain permits. Pursuant to the settlement agreement, CCWC agreed to permanently remove from service and cap one of its wells, and cap another well which had never been used as a potable source of supply.
     As discussed previously, for the six months ended June 30, 2004, Registrant recorded a $5.7 million pre-tax gain on the sale of water rights reflecting a favorable CPUC decision in 2004. The $5.7 million represented settlement proceeds received in May 2004 from the City of Santa Monica relating to the sale and the assignment of rights regarding the Charnock Groundwater Basin.
     A decrease of $3.3 million during the six months ended June 30, 2005 in the provision for supply cost balancing accounts as compared to the six months ended June 30, 2004 primarily reflects: (i) the recording in May 2004 of a cumulative $2.7 million regulatory liability with a corresponding charge booked to the provision for supply cost balancing account as a result of the advice letters filed for the memorandum supply cost accounts for Regions I and II that had net over-collection balances covering 2001, 2002, 2003 and parts of 2004 years — there was no similar charge during the second quarter of 2005; (ii) approval by the CPUC in June 2005 of an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account; and (iii) a decrease of $510,000 in amortization primarily related to pre-November 2001 water supply cost balancing accounts and the electric balancing account. These decreases were offset by: (i) a net change in the current period of $696,000 in the over-collections of the memorandum supply cost accounts, and (ii) the net refunds to Mirant Marketing previously discussed in cost of power purchased for resale in the Bear Valley Electric service area.
     For the six months ended June 30, 2005, other operating expenses increased by 5.8% to $10.3 million compared to $9.7 million for the six months ended June 30, 2004 due primarily to: (i) higher labor costs as a result of higher wages which increased by approximately $803,000; (ii) higher operating expenses of $360,000 at ASUS due to the commencement of operations of the water and wastewater system at Fort Bliss; and (iii) increases in various other operating expenses. These increases were offset by an impairment loss of $482,000 that was recorded at the end of the second quarter of 2004 related to the Charnock Groundwater Basin assets being removed from rate-base pursuant to a CPUC order in 2004.

     For the six months ended June 30, 2005, administrative and general expenses increased by 5.1% to $21.6 million compared to $20.6 million for the six months ended June 30, 2004 due to: (i) approximately $637,000 increase in pensions and benefits due to actuarial assumption changes in the discount rate and mortality tables, and increases of approximately $529,000 in various other benefit costs, (ii) approximately $335,000 increase in outside services related to Sarbanes-Oxley compliance requirements, and (iii) approximately $344,000 increase in general office labor costs due to higher wages. These increases were partially offset by a $1.1 million decrease in outside services in connection with new business development and various other areas.
     For the six months ended June 30, 2005, depreciation and amortization expense increased by 10.5% to $11.3 million compared to $10.3 million for the six months ended June 30, 2004 reflecting, among other things, the effects of recording approximately $71 million in additions to utility plant during 2004, depreciation on which began in January 2005. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.
     For the six months ended June 30, 2005, maintenance expense increased by 1.1% to $5.0 million compared to $4.9 million for the six months ended June 30, 2004 due principally to increases in maintenance expenses for ASUS due to the Fort Bliss operations which began in October 2004. FBWS bears the risk of increases in maintenance and all other costs above those authorized in the contract for operation of Fort Bliss, unless FBWS is entitled to an equitable adjustment for such matters as an increase in labor rates, changes in circumstances or differing site conditions from those anticipated at the time of execution of the contract.
     For the six months ended June 30, 2005, taxes on operating income increased by 33.1% to $8.0 million compared to $6.0 million for the six months ended June 30, 2004 due, in part, to an increase in pretax operating income of 31.2%. In addition, the ETR applicable to the six months ended June 30, 2005 increased to 45.5% as compared to a 44.9% ETR applicable to the six months ended June 30, 2004. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. During the six months ended June 30, 2005, the recognition of the federal benefit of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the benefit to the subsequent tax year. This resulted in additional income taxes of $389,000, which was partially offset by other favorable flow-through adjustments such that the ETR applicable to the six months ended June 30, 2005 increased by 0.6 percentage points (an approximately one percent increase) as compared to the ETR applicable to the six months ended June 30, 2004.
     For the six months ended June 30, 2005, other taxes increased by 3.7% to $4.5 million compared to $4.3 million for the six months ended June 30, 2004 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.
Other Income (Loss)
     For the six months ended June 30, 2005, other net income (loss) was a loss of $101,000 as compared to income of $455,000 for the six months ended June 30, 2004. This was largely due to a reduction in SCW’s estimate of customer refunds associated with lease revenues from the City of Folsom adjusted in June 2004.

Interest Charges
     For the six months ended June 30, 2005, interest expense increased by 7.5% to $9.4 million compared to $8.7 million for the six months ended June 30, 2004 due primarily to increases in short-term borrowings and higher interest rates on short-term borrowings. In addition, during the first quarter of 2004 SCW recorded the recovery of carrying costs of approximately $168,000 on the costs incurred in the water quality Order Instituting Investigation matter authorized by the CPUC in March 2004. There was no corresponding recovery in 2005.
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
     The critical accounting policies used in the preparation of the Registrant’s financial statements that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to the critical accounting policies since December 31, 2004.

Liquidity and Capital Resources
     AWR
     AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from its subsidiaries, principally SCW.
     Net cash provided by operating activities was $32.9 million for the six months ended June 30, 2005 as compared to $29.1 million for the six months ended June 30, 2004. The increase of $3.8 million was primarily attributable to (i) the receipt of $5.0 million in federal tax refunds during the six months ended June 30, 2005 not received during the six months ended June 30, 2004; (ii) the receipt in the first quarter of 2005 of $1.5 million by CCWC in connection with a settlement agreement with the Fountain Hills Sanitary District; (iii) the timing of pension and postretirement plan contributions totaling $4.2 million which were made in May of 2004, but has been delayed in the current year and are expected to be made in August 2005 (iv) the payment of approximately $1.4 million to Southern California Edison in March of 2004 pursuant to a settlement agreement, with no corresponding payment in 2005, and (v) changes in the timing of cash receipts from customers accounts receivable and disbursements related to other working capital items. These increases are offset by the receipt in the first quarter of 2004 of $8.7 million from Aerojet in connection with the Memorandum of Understanding (“MOU”) which accounted for the change in other accounts receivable.
     Net cash used in investing activities was $35.8 million for the six months ended June 30, 2005 as compared to $30.6 million for the six months ended June 30, 2004 due to higher capital expenditures consistent with budgeted increases.
     Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2005 as compared to net cash used in financing activities of $4.3 million for the six months ended June 30, 2004. The increase in net cash provided was due primarily to an increase of $6 million in short-term bank borrowing against the revolving credit line and by a $3.0 million increase in receipt of advances for and contributions in aid of construction. These increases were offset by a $649,000 decrease in proceeds from the issuance of common shares.
     In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under its revolving credit facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. As of June 30, 2005, an aggregate of $49 million in cash borrowing included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility.
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

SCW
     Net cash provided by operating activities was $28.0 million for the six months ended June 30, 2005 as compared to $30.0 million for the six months ended June 30, 2004. The decrease of $2.0 million in cash provided by operations was primarily attributable to the receipt in the first quarter of 2004 of $8.7 million from Aerojet in connection with the MOU. This was offset by: (i) the timing of our pension and postretirement plan contributions which were made in May of 2004 and totaled $4.2 million (2005’s contributions are expected to be made in August 2005), (ii) the payment of approximately $1.4 million to Southern California Edison in March of 2004 pursuant to a settlement agreement, with no corresponding payment in 2005, and (iii) approximately $1.2 million decrease in taxes paid in the first quarter of 2005 as compared to 2004. There were also changes in the timing of cash receipts from customer accounts receivable and disbursements related to other working capital items.
     Net cash used in investing activities increased to $33.4 million for the six months ended June 30, 2005 as compared to $29.3 million for the same period of 2004 due to increased capital expenditures consistent with budgeted increases.
     Net cash provided by financing activities was $6.1 million for the six months ended June 30, 2005 as compared to net cash used in financing activities of $4.3 million for the six months ended June 30, 2004, reflecting primarily an increase of $8.3 million in inter-company borrowings. There was also a $1.8 million increase in receipt of advances for and contributions in aid of construction.
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
     SCW also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances to fund the majority of its construction expenditures. SCW has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of June 30, 2005, $50 million remained for issuance under this Registration Statement. Depending on market conditions, SCW plans to issue long-term debt during the third quarter of 2005 to pay down borrowings from AWR. AWR intends to use any funds received from SCW to pay down its borrowings under the revolving credit facility.
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
CCWC
     CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal operating sources or loans from AWR. CCWC also relies on external sources, including long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

ASUS
     ASUS funds its operating expenses primarily through management fees and investments by or loans from AWR. In addition, ASUS’s wholly-owned subsidiary, FBWS, commenced operation of the water and wastewater systems at Fort Bliss pursuant to the terms of the 50-year contract with the U.S. Government. The amounts charged by FBWS for water and wastewater services at U.S. Army Fort Bliss are based upon the terms of the 50-year contract between FBWS and the U.S. Government. Under the terms of this agreement, FBWS has agreed to own, operate and maintain the water and wastewater systems at Fort Bliss for a net fixed price of $181,206 per month for operation and maintenance, and $147,146 per month for renewals and replacements, for a period of two years. Prices will be re-determined at the end of the two year period and every six years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.
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
     The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of June 30, 2005. All obligations and commitments are obligations and commitments of SCW unless otherwise noted.

($ in thousands)	Payments/Commitments Due by Period (1)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Notes/Debentures(2)	$173,100	—	—	—	$173,100
Private Placement Notes(3)	28,000	—	—	—	28,000
Tax-Exempt Obligations(4)	18,861	72	160	181	18,448
Other Debt Instruments(5)	1,955	157	445	460	893
Interest on Long-Term Debt(6)	386,678	16,403	32,802	32,715	304,758
Advances for Construction(7)	83,300	2,917	5,184	5,184	70,015
Purchased Power Contracts(8)	41,766	11,973	23,947	5,846	—
Purchase Obligations(9)	42,215	42,215	—	—	—
Water Purchase Agreements (10)	58,044	16,054	25,397	5,649	10,944
Operating Leases(11)	4,214	1,766	2,036	412	—
Employer Contributions(12)	19,260	5,363	9,954	3,943	—
Chaparral City Water Co. (13)	14,295	1,718	1,011	1,001	10,565

SUB-TOTAL	$871,688	$98,638	$100,936	$55,391	$616,723

Other Commitments(14)	54,191

TOTAL	$925,879

(1)	Excludes dividends and facility fees.

(2)	The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material, or cross default provisions.

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

(4)	Consists of obligations under a loan agreement supporting $7.9 million in outstanding debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.9 million of obligations incurred by SCW with respect to its 500 acre foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. SCW’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, SCW has entered into agreements with various developers for 422 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5)	Consists of $1.2 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.5 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.3 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)	Consists of expected interest expense payments assuming Registrant’s long-term debt remains outstanding until maturity. Current interest rates were used to estimate expected interest expense payments on variable long-term debt.

(7)	Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installation for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods.

(8)	Consists of the remaining balance of purchased power contracts through December 2008.

(9)	Consists of non-cancelable commitments primarily for capital projects under signed contracts.

(10)	Water purchase agreements consist of (i) contracts with various governmental entities to purchase imported water for an aggregate remaining commitment of $50.9 million which expire on an agreement-by-agreement basis between 2008 and 2012; (ii) a remaining amount of $3 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years); and (iii) an aggregate amount of $4.1 million of other water purchase commitments with other third parties. In some cases, the amount of the commitment is estimated based on current rates per acre-foot of water purchased. These rates may be changed annually.

(11)	Reflects Registrant’s future minimum payments under non-cancelable operating leases.

(12)	Consists of Registrant’s expected contributions (all by employer) for its pension and postretirement plans. These amounts are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan). The estimated minimum required contributions to the pension plan were computed by our actuary and are subject to change based on the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(13)	Consists of $7.4 million of outstanding obligations under a loan agreement supporting Industrial Development Revenue Bonds due in 2006 and a $0.2 million outstanding repayment obligation to the United States Bureau of Reclamation (Bureau). The loan agreement contains provisions that establish a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times. The Bureau obligation does not contain any financial covenants believed to be material to Registrant or any cross default provisions. In addition, CCWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 6,978 acre feet of water per year from the Central Arizona Project. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.6 million as of June 30, 2005. Furthermore, CCWC has entered into a commitment with the District to purchase 1,931 acre feet per year of additional water rights for an estimated amount of $1.1 million as of June 30, 2005. The price is subject to further adjustment and is expected to increase annually until final written agreement is executed which is expected later this year.

(14)	Other commitments consist of (i) $85 million syndicated revolving credit facility, expiring in June 2010 of which $49.0 million is outstanding as of June 30, 2005, (ii) an amount of $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iii) an irrevocable letter of credit in the amount of $700,000 that expires in October 2005 for the deductible in Registrant’s business automobile insurance policy, (iv) an irrevocable letter of credit that expires October 5, 2005 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power; the amount of the credit is $585,000, (v) outstanding performance bonds of $10,075 to secure performance under franchise agreements with governmental agencies, and (vi) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Southern California Edison Company (“Edison”) to cover Registrant’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens indebtedness and guaranty obligations and, transactions with affiliates and contains a negative pledge, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating covenant. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.
AWR and ASUS have no material capital commitments. However, ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments. FBWS has capital commitments that are being funded by the U.S. Government.
Under the terms of its power purchase contracts with Mirant Marketing and PWCC, SCW is required to post security, at the request of the seller, if SCW is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. SCW will be in default under the terms of these contracts if its debt is rated less than BBB- by S&P or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s. SCW currently has a senior unsecured debt rating of A- with negative outlook by S & P and A2 with a recent upgrade from negative to “stable outlook” by Moody’s. Fitch does not rate SCW.
S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

Bear Valley Electric Service of SCW
     As of June 30, 2005, SCW had accrued $21.6 million in under-collected power costs, mostly incurred during the energy crisis in late 2000 and 2001 in connection with providing service to its Bear Valley Electric customers. SCW is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year through August, 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual costs for power purchased exceeds the $77 per MWh amount, SCW will not be able to include these amounts in its balancing account and such amounts will be expensed, unless the CPUC approves the adjustments. In addition, SCW is permitted to collect an additional surcharge from its customers of 2.2¢ per kilowatt hour through August 2011 to recover the under-collection in the electric balancing account, with a current balance of $21.6 million. In 2011, if amounts remain in the balancing account that have not been recovered through this surcharge, an advice letter will be filed at that time for recovery of the remaining balance.
     Power Supply Arrangements at SCW’s Bear Valley Electric Service Area
     During 2002, SCW entered into block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 139. Contracts with PWCC which became effective in November 2002 have not been designated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheets as of June 30, 2005 and December 31, 2004. This resulted in a pre-tax unrealized gain of $3,474,000 and $481,000 for the six months ended June 30, 2005 and 2004, respectively, due to continued increases in energy prices. On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. As this contract is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurs on a cash or net basis through 2006 and by physical delivery through 2008. Unrealized gains and losses on this contract will continue to be recognized through the end of the contract in 2008. Earnings could be significantly affected by these gains or losses depending on the changes in energy prices. Registrant has no other derivative financial instruments.
Construction Program
     SCW maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, SCW upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. As of June 30, 2005, SCW has unconditional purchase obligations for capital projects of approximately $26.8 million. In addition, SCW’s Board of Directors also approved the 2005 net capital budget of approximately $57.8 million primarily for upgrades to its water supply and distribution facilities. During the six months ended June 30, 2005, Registrant spent $33,437,000 for these purposes.
     CCWC’s Board of Directors also approved the 2005 net capital budget of approximately $1.4 million. During the six months ended June 30, 2005, CCWC spent $2,038,000 for these purposes.

Regulatory Matters
     Regulation
     SCW is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classifications of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of public convenience and necessity as to the extension of services and facilities and various other matters. CCWC and FBWS are subject to regulation by the ACC and the TCEQ, respectively.
     Changes in Rates
     The CPUC has approved SCW’s advice letter requesting rate increases in Region I. The new rates were effective June 8, 2005 and are expected to generate annual revenues of $2.3 million.
     On November 2, 2004, SCW filed advice letters with the CPUC for step increases for Region II in an amount of approximately $2.8 million and attrition increases of approximately $2.4 million for Region III that were approved and became effective January 1, 2005.
     On July 10, 2003, the CPUC approved the Certificate of Public Convenience and Necessity (“CPCN”) for construction of an 8.4 MW natural gas-fueled generation facility on a portion of its property in the City of Big Bear Lake. The capital cost of the generating facility was approximately $13 million. SCW filed for increased rates in the third quarter of 2004, using a special filing called a “Major Additions Adjustment Clause” or “MAAC” filing. This request was approved by the CPUC and the new rates became effective on April 15, 2005, which should result in an estimated annual revenue increase of approximately $2.7 million. The rate increase for the generation facility is all subject to refund pending final cost review.
     Pending Rate Changes
     In February 2005, SCW filed an application with the CPUC for rate increases in Region III. If approved as filed, the rate increases will generate annual revenues approximating $15.6 million starting in 2006. In addition, rates are expected to increase by $1.0 million in 2007 and 2008, respectively. A decision on this application is expected in late 2005.
     Other Regulatory Matters
     In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC are required to seek review of under- and over- collections of supply-related costs, by filing an advice letter annually. As of June 30, 2005, SCW has filed advice letters for Regions I and II for the period from November 29, 2001 to December 31, 2004 with respect to an approximate $1.8 million cumulative net over-collection, which has been recorded as a regulatory liability. In June 2005, the CPUC approved the advice letters as filed related to the 2001, 2002 and 2003 years totaling $1.4 million over-collection which has been transferred to the supply cost balancing accounts. An additional $223,000 of net over-collection related to the six months ended June 30, 2005 has also been recorded as a regulatory liability at June 30, 2005.
     SCW also filed advice letters with the CPUC for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2004 totaling a cumulative $4.3 million under-collection. A regulatory asset with respect to this under-collection is not recorded until receipt of a CPUC decision authorizing the recovery of the under-collection. In June 2005, the CPUC approved the transfer of an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account into the water supply cost balancing account as of June 30, 2005. The advice letters for the 2001-2003 years are still awaiting approval.
     CCWC filed its rate case with the ACC in August 2004. CCWC is expecting the new rates will be approved and effective in early 2006. The filed rate request, if approved by the ACC, would increase CCWC’s revenue requirement by approximately 29%.
     On July 21, 2005, the CPUC authorized SCW to collect the balance of the Aerojet litigation memorandum account of approximately $21.3 million, through a rate surcharge, which will continue for no longer than 20 years. As a result of this decision, SCW, among other things, was ordered to: (i) impose a surcharge in the Arden-Cordova customer service area to amortize the balance totaling $21.3 million in the memorandum account and consequently, SCW will reflect an increase of approximately $6.2 million in its regulatory assets to include previously expensed carrying costs and record a corresponding gain in its results of operations during the third quarter of 2005; (ii) restore the appropriate plant accounts by approximately $1.1 million with a corresponding decrease in depreciation expense during the third quarter of 2005, due to the full reimbursement from Aerojet on capital expenditures, and (iii) keep the memorandum account open until it is fully amortized; however, no costs shall be added to the memorandum account, other than cumulative interest charges approved by the decision. Furthermore, it is management’s intention to offset any settlement proceeds from Aerojet’s proposed land development, first against the guaranteed $8 million note from Aerojet and then against the balance in the memorandum account at the time of receipt of the settlement payments.
Environmental Matters
     Our regulated subsidiaries are subject to increasingly stringent environmental regulations including the 1996 amendments to Federal Safe Drinking Water Act; enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; and the long-term enhanced surface water treatment rules; ground water treatment rule; contaminant regulation of radon and arsenic; and unregulated contaminants monitoring rule.
     Additional information on these requirements and other significant environmental matters are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2004 Annual Report on Form 10-K for the year ended December 31, 2004. Construction activities at the new treatment plant in the Calipatria-Niland customer service area were completed in the second quarter of 2005. As a result, management believes that all surface water plants in SCW and CCWC are in compliance with the Enhanced Surface Water Treatment Rule which becomes effective on June 1, 2006. Except for this matter, there have been no other material changes in any of the environmental matters discussed in the Form 10-K since December 31, 2004.
Water Supply
     The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:
•	Rainfall

•	Availability of Colorado River water and imported water from northern California

•	The amount of water stored in reservoirs and groundwater basins

•	The amount of water used by our customers and others

•	Water quality

•	Legal limitations on use

     Population growth and increases in the amount of water used have increased limitations on use to prevent over-drafting of groundwater basins. The importation of water from the Colorado River, one of SCW’s important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project (“CAP”) and other limitations on the amount of water that the Metropolitan Water District of Southern California (“MWD”) is entitled to take from the Colorado River. MWD is expected to increase its efforts to secure additional supplies from conservation, desalination and water exchanges with the agricultural water users.
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
     Water shortages may affect the Company in a variety of ways:
•	They adversely affect supply mix by causing us to rely on more expensive purchased water.

•	They adversely affect operating costs.

•	They may result in an increase in capital expenditures for building pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of customers and reservoirs and other facilities to conserve or reclaim water.
     We may be able to recover increased operating and construction costs for our regulated systems through the ratemaking process. We may also be able to recover certain of these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination.
Risk Factor Summary
     The following risk factors, which are described more fully in our 2004 Annual Report on Form 10-K, represent risks and uncertainties that could cause our actual results to differ materially from our historical experience and our present expectations or projections. There have been no significant changes in risk factors since December 31, 2004.
•	Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business;

•	Our liquidity and earnings could be adversely affected by changes in water supply costs;

•	Our business entails a significant risk of litigation, brought on a variety of legal theories, alleging that we have caused personal injury and property damage as a result of the delivery of contaminated water;

•	Our operating costs have increased and are expected to continue to increase as a result of groundwater contamination;

•	Environmental regulation has increased, and is expected to continue to increase our operating costs;

•	The adequacy of our water supplies depends upon a variety of factors beyond our control described more fully in the Water Supply section;

•	Our earnings are greatly affected by weather during different seasons;

•	Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity and natural gas prices in California;

•	Our business requires significant capital expenditures; and

•	The expansion of our contract operations will expose us to different risks than those associated with our utility operations.

New Accounting Pronouncements
     Registrant is subject to newly issued as well as changes in existing requirements issued by the Financial Accounting Standard Board. Differences in financial reporting between periods could occur unless and until the CPUC and the ACC approve such changes for conformity through regulatory proceedings. See Note 9 of Notes to Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. There have been no material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2004. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s 2004 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission (“SEC”) under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2004, no other legal proceedings are pending, which are believed to be material. There have been no material developments in any of these legal proceedings since the filing of this Form 10-K. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the second quarter of 2005.
     The following table provides information about repurchases of common shares by AWR during the three months ended June 30, 2005:

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet
				Part of Publicly	Be Purchased under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs(1)	Programs
April 1 – 30, 2005	997	(3)	$25.28	—	NA(2)
May 1 – 31, 2005	11,720	(4)	$26.76	—	NA(2)
June 1 – 30, 2005	180	(3)	$28.83	—	NA(2)
Total	12,897		$26.68	—	NA(2)

(1)	None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)	None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

(3)	All of these Common Shares were acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(4)	Of this amount, 10,000 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) plan. All of the Common Shares needed to meet the requirements of this plan were purchased in the open market. The remainder of the Common Shares was acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.
Item 3. Defaults Upon Senior Securities
       None

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on May 17, 2005. The following table presents the voting results of the election of Class I directors at this meeting:

Name	“Votes For”	“Votes Withheld”
James L. Anderson	14,686,719	346,391
Anne M. Holloway	14,722,847	310,262
Floyd E. Wicks	14,809,604	223,505

     We have one other class of directors, N.P. Dodge, Jr., Robert F. Kathol and Lloyd E. Ross, whose terms will expire at the annual meeting in 2006.
     Our shareholders also approved amendments to the 2003 Non-Employee Directors Stock Plan and the 2000 Stock Incentive Plan. The following table presents the results of the vote on these two matters:

Name of Plan	Votes For	Votes Against	Abstentions
2003 Non-Employee Directors Stock Plan	13,314,674	1,481,229	237,206
2000 Stock Incentive Plan	8,448,106	1,382,250	247,781

     Approximately 88.3% and 58.6% of our shareholders voted on the 2003 Non-Employee Directors Stock Plan and the 2000 Stock Incentive Plan, respectively. Of the 15,033,110 shares represented at the annual meeting, 1 share and 4,954,973 shares, respectively, neither voted nor abstained from voting on the 2003 Non-Employee Directors Stock Plan and the 2000 Stock Incentive Plan, respectively. There were 16,763,744 shares entitled to vote at the annual meeting.
     Our shareholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors, with 14,797,423 voting in favor of the appointment, 134,960 opposing the appointment, 100,726 abstaining from voting on the appointment and 1 share not voting on the proposal.
Item 5. Other Information
     (a) On August 1, 2005, the Board of Directors of Registrant declared a regular quarterly dividend of $0.225 per common share. The dividend will be paid September 1, 2005 to shareholders of record as of the close of business on August 11, 2005.
     (b) There have been no material changes during the second quarter of 2005 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits
(a) The following documents are filed as Exhibits to this report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for SCW (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for SCW (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed concurrently herewith.

(2)	Furnished concurrently herewith.
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
Dated: August 5, 2005