Form 10-Q/A
period 2005-06-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2005-08-18
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

AMERICAN STATES WATER COMPANY
and
SOUTHERN CALIFORNIA WATER COMPANY
FORM 10-Q/A
Amendment No. 1
INDEX

		Page
Part I	Financial Information

Item 1:	Financial Statements	2

	Consolidated Balance Sheets of American States Water Company as of June 30, 2005 and December 31, 2004	3-4

	Consolidated Statements of Income of American States Water Company for the Three Months Ended June 30, 2005 and 2004	5

	Consolidated Statements of Income of American States Water Company for the Six Months Ended June 30, 2005 and 2004	6

	Consolidated Statements of Cash Flow of American States Water Company for the Six Months Ended June 30, 2005 and 2004	7

	Consolidated Balance Sheets of Southern California Water Company as of June 30, 2005 and December 31, 2004	8-9

	Consolidated Statements of Income of Southern California Water Company for the Three Months Ended June 30, 2005 and 2004	10

	Consolidated Statements of Income of Southern California Water Company for the Six Months Ended June 30, 2005 and June 30, 2004	11

	Consolidated Statements of Cash Flow of Southern California Water Company for the Six Months Ended June 30, 2005 and June 30, 2004	12

	Notes to Consolidated Financial Statements	13-26

Item 2:	Not applicable in this Amendment No. 1

Item 3:	Not applicable in this Amendment No. 1

Item 4:	Not applicable in this Amendment No. 1

Part II	Other Information

Item 1:	Not applicable in this Amendment No. 1

Item 2:	Not applicable in this Amendment No. 1

Item 3:	Not applicable in this Amendment No. 1

Item 4:	Not applicable in this Amendment No. 1

Item 5:	Not applicable in this Amendment No. 1

Item 6:	Exhibits	27

	Signature	27
EX-31.1
EX-31.1.1
EX-31.2
EX-31.2.1
EX-32.1
EX-32.2

EXPLANATORY NOTE
     The purpose of this amendment is to correct a printer’s error in the header to the tables in Note 11 of the consolidated financial statements. As a result of this error, Item I of Part I is being re-filed with this correction.
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
     Filing Format
     This quarterly report on Form 10-Q/A is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”) and Southern California Water Company (hereinafter “SCW”). For more information, please see Note 1 to the Notes to Consolidated Financial Statements and the heading entitled General in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation. References in this report to “Registrant” are to AWR and SCW collectively, unless otherwise specified. SCW makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than SCW.

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
June 30,
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

     During the three months ended June 30, 2005 and 2004, Registrant issued 8,588 and 25,454 common shares, which totaled approximately $237,000 and $595,000 under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan, respectively. During the six months ended June 30, 2005 and 2004, Registrant issued 20,685 and 49,666 common shares, which totaled approximately $555,000 and $1,204,000 under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan, respectively. In addition during the three and six months ended June 30, 2005, Registrant repurchased 12,897 and 21,506 common shares, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan, 401(k) Plan and anniversary stock grant program, which were used to satisfy the requirements of these plans.
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

     Note 4 – Credit Facility: In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under the revolving credit facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. As of June 30, 2005, an aggregate of $49 million in cash borrowings are included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility.
     Note 5 – Derivative Instruments: During 2002, SCW entered into block-forward power purchase contracts that qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 139. Contracts with Pinnacle West Capital Corporation (“PWCC”) which became effective in November 2002 have not been designated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheets as of June 30, 2005 and December 31, 2004. This resulted in a pre-tax unrealized gain of $459,000 and a pre-tax unrealized loss of $76,000 for the three months ended June 30, 2005 and 2004, respectively, and a pre-tax unrealized gain of $3,474,000 and $481,000 for the six months ended June 30, 2005 and 2004, respectively, due to continued increases in energy prices. On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. As this contract moves forward in time and is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurs on a cash or net basis through 2006 and by physical delivery through 2008. Registrant has no other derivative financial instruments.
     Note 6 – Income Taxes
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

(dollars in thousands)	As of and for the Three Months Ended June 30, 2005
	SCW		CCWC			Consolidated
	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$51,797	$6,091	$1,753	$890	($35)	$60,496
Operating income (loss) before income taxes	15,093	890	286	(930)		15,339
Interest expense, net	4,006	410	104	224		4,744
Identifiable assets	610,249	39,995	36,488	692		687,424
Depreciation and amortization expense	4,903	512	264	17		5,696
Capital additions	14,628	682	1,450	248		17,008

(dollars in thousands)	As of and for the Three Months Ended June 30, 2004
	SCW		CCWC			Consolidated
	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$51,897	$5,449	$1,704	$319	($25)	$59,344
Operating income (loss) before income taxes	17,922	(911)	123	(1,449)		15,685
Interest expense, net	3,763	434	121	109		4,427
Identifiable assets	551,764	37,681	32,245	172		621,862
Depreciation and amortization expense	4,526	309	234	4		5,073
Capital additions	15,783	552	715	57		17,107

Note 11 — Business Segments (Continued):

(dollars in thousands)	As of and for the Six Months Ended June 30, 2005
	SCW		CCWC			Consolidated
	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$91,951	$13,561	$3,096	$1,717	($35)	$110,290
Operating income (loss) before income taxes	22,904	4,342	1,266	(1,484)		27,028
Interest expense, net	7,956	814	224	410		9,404
Identifiable assets	610,249	39,995	36,488	692		687,424
Depreciation and amortization expense	9,765	1,007	525	34		11,331
Capital additions	32,077	1,360	2,038	359		35,834

(dollars in thousands)	As of and for the Six Months Ended June 30, 2004
	SCW		CCWC			Consolidated
	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$89,358	$13,076	$3,008	$601	($48)	$105,995
Operating income (loss) before income taxes	24,272	7	234	(2,336)	—	22,177
Interest expense, net	7,552	772	243	181	—	8,748
Identifiable assets	551,764	37,681	32,245	172	—	621,862
Depreciation and amortization expense	9,054	718	470	8	—	10,250
Capital additions	26,928	2,338	1,243	83	—	30,592

*	Includes amounts from AWR and ASUS’s contracted services. Beginning on October 1, 2004, it also includes ASUS’s wholly-owned subsidiary FBWS.
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

Dated: August 18, 2005