Form 10-Q
period 2005-09-30
AMERICAN STATES WATER CO; SOUTHERN CALIFORNIA WATER CO
filed 2005-11-09
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

or

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                    to

Commission file number     001-14431

American States Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas	91773-1207
(Address of Principal Executive Offices)	(Zip Code)

(909) 394-3600
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Commission file number     001-12008

Golden State Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-1243678
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 East Foothill Boulevard, San Dimas	91773-1212
(Address of Principal Executive Offices)	(Zip Code)

(909) 394-3600
(Registrant’s Telephone Number, Including Area Code)

Southern California Water Company
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

Golden State Water Company                                                                                  Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.).

American States Water Company                                                               Yes ☒ No ☐

Golden State Water Company                                                                                  Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company                                                               Yes ☐ No ☒

Golden State Water Company                                                                                  Yes ☐ No ☒

As of November 9, 2005, the number of Common Shares outstanding, of American States Water Company was 16,789,533 shares.

As of November 9 2005, all of the 122 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

AMERICAN STATES WATER COMPANY

and

GOLDEN STATE WATER COMPANY

FORM 10-Q

INDEX

		Page

Part I	Financial Information

Item 1:	Financial Statements	2

	Consolidated Balance Sheets of American States Water Company as of September 30, 2005 and December 31, 2004	3-4

	Consolidated Statements of Income of American States Water Company for the Three Months Ended September 30, 2005 and 2004	5

	Consolidated Statements of Income of American States Water Company for the Nine Months Ended September 30, 2005 and 2004	6

	Consolidated Statements of Cash Flow of American States Water Company for the Nine Months Ended September 30, 2005 and 2004	7

	Consolidated Balance Sheets of Golden State Water Company as of September 30, 2005 and December 31, 2004	8-9

	Consolidated Statements of Income of Golden State Water Company for the Three Months Ended September 30, 2005 and 2004	10

	Consolidated Statements of Income of Golden State Water Company for the Nine Months Ended September 30, 2005 and September 30, 2004	11

	Consolidated Statements of Cash Flow of Golden State Water Company for the Nine Months Ended September 30, 2005 and September 30, 2004	12

	Notes to Consolidated Financial Statements	13-29

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-49

Item 3:	Quantitative and Qualitative Disclosures About Market Risks	49

Item 4:	Controls and Procedures	49

Part II	Other Information

Item 1:	Legal Proceedings	50

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3:	Defaults Upon Senior Securities	50

Item 4:	Submission of Matters to a Vote of Security Holders	51

Item 5:	Other Information	51

Item 6:	Exhibits	51

	Signature	52

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

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the latest Annual Report on Form 10-K of American States Water Company and its wholly owned subsidiary, Golden State Water Company.

Filing Format

This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”) and Golden State Water Company (hereinafter “GSWC”) (formerly known as Southern California Water Company). For more information, please see Note 1 to the Notes to Consolidated Financial Statements and the heading entitled General in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation. References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 30,	December 31,
(in thousands)	2005	2004

Utility Plant, at cost
Water	$806,873	$778,238
Electric	58,670	58,667
	865,543	836,905
Less - Accumulated depreciation	(257,622)	(241,717)
	607,921	595,188
Construction work in progress	90,309	68,977
Net utility plant	698,230	664,165

Other Property and Investments
Goodwill	11,862	11,925
Other property and investments	9,765	9,792
Total other property and investments	21,627	21,717

Current Assets
Cash and cash equivalents	5,691	4,303
Accounts receivable-customers (less allowance for doubtful accounts of $750 in 2005 and $782 in 2004)	15,209	10,970
Unbilled revenue	17,400	13,743
Other accounts receivable (less allowance for doubtful accounts of $234 in 2005 and $201 in 2004)	3,614	3,384
Income taxes receivable	—	5,833
Materials and supplies, at average cost	1,435	1,496
Regulatory assets - current	4,569	7,104
Prepayments and other current assets	7,047	3,466
Deferred income taxes - current	1,490	2,725
Total current assets	56,455	53,024

Regulatory and Other Assets
Regulatory assets	50,587	54,404
Other accounts receivable	8,713	8,400
Other	8,745	8,567
Total regulatory and other assets	68,045	71,371

Total Assets	$844,357	$810,277

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

	September 30,	December 31,
(in thousands)	2005	2004

Capitalization
Common shares, no par value, no stated value	$166,206	$165,270
Earnings reinvested in the business	99,866	89,454
Accumulated other comprehensive loss	(3,259)	(3,259)
Total common shareholders’ equity	262,813	251,465
Long-term debt	228,685	228,902
Total capitalization	491,498	480,367

Current Liabilities
Notes payable to banks	55,000	45,000
Long-term debt - current	658	880
Accounts payable	18,471	18,206
Income taxes payable	2,908	—
Accrued employee expenses	4,240	4,260
Accrued interest	5,139	1,670
Regulatory liabilities - current	4,904	3,441
Other	12,607	12,879
Total current liabilities	103,927	86,336

Other Credits
Advances for construction	83,522	81,351
Contributions in aid of construction - net	77,207	73,100
Deferred income taxes	65,046	59,839
Unamortized investment tax credits	2,541	2,609
Accrued pension and other postretirement benefits	9,994	8,793
Regulatory liabilities	2,180	9,731
Other	8,442	8,151
Total other credits	248,932	243,574

Commitments and Contingencies (Note 10)	—	—

Total Capitalization and Liabilities	$844,357	$810,277

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended
	September 30,
(in thousands, except per share amounts)	2005	2004

Operating Revenues
Water	$60,539	$62,455
Electric	6,544	6,208
Other	988	298
	68,071	68,961
Operating Expenses
Water purchased	15,779	15,339
Power purchased for pumping	3,252	2,971
Power purchased for resale	3,075	3,107
Unrealized (gain) loss on purchased power contracts	(4,018)	224
Groundwater production assessment	2,315	2,120
Supply cost balancing accounts	514	1,016
Other operating expenses	4,850	4,818
Administrative and general expenses	10,074	10,591
Depreciation and amortization	4,705	5,589
Maintenance	3,080	2,593
Taxes on income	10,558	5,692
Other taxes	2,548	2,235
Total operating expenses	56,732	56,295

Operating Income	11,339	12,666

Other Income (Loss)
Other income (loss), net	(148)	(160)
Taxes on other income (loss)	84	76
Total other income (loss), net	(64)	(84)

Interest Charges
Interest on long-term debt	4,092	4,047
Other interest and amortization of debt expense	(5,051)	517
Total interest charges, net	(959)	4,564

Net Income	$12,234	$8,018

Weighted Average Number of Shares Outstanding	16,782	15,318
Basic Earnings Per Common Share	$0.72	$0.52

Weighted Average Number of Diluted Shares	16,887	15,338
Fully Diluted Earnings Per Share	$0.72	$0.52

Dividends Declared Per Common Share	$0.225	$0.221

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands, except per share amounts)	2005	2004

Operating Revenues
Water	$155,587	$154,773
Electric	20,105	19,284
Other	2,669	899
	178,361	174,956
Operating Expenses
Water purchased	35,742	37,022
Power purchased for pumping	6,923	7,103
Power purchased for resale	9,922	10,474
Unrealized gain on purchased power contracts	(7,492)	(257)
Gain on settlement for removal of wells	(760)	—
Gain on sale of water rights	—	(5,675)
Groundwater production assessment	6,079	5,280
Supply cost balancing accounts	1,042	4,835
Other operating expenses	15,137	14,538
Administrative and general expenses	31,698	31,166
Depreciation and amortization	16,036	15,840
Maintenance	8,068	7,529
Taxes on income	18,582	11,720
Other taxes	7,041	6,566
Total operating expenses	148,018	146,141

Operating Income	30,343	28,815

Other Income (Loss)
Other income (loss), net	(390)	509
Taxes on other income (loss)	225	(138)
Total other income (loss), net	(165)	371

Interest Charges
Interest on long-term debt	12,198	12,149
Other interest and amortization of debt expense	(3,753)	1,163
Total interest charges	8,445	13,312

Net Income	$21,733	$15,874

Weighted Average Number of Shares Outstanding	16,773	15,264
Basic Earnings Per Common Share	$1.29	$1.04

Weighted Average Number of Diluted Shares	16,845	15,288
Fully Diluted Earnings Per Share	$1.29	$1.04

Dividends Declared Per Common Share	$0.675	$0.663

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2005	2004

Cash Flows From Operating Activities:
Net income	$21,733	$15,874
Adjustments for non-cash items:
Depreciation and amortization	16,036	15,840
Provision for doubtful accounts	311	495
Deferred income taxes and investment tax credits	9,453	608
Unrealized gain on purchased power contracts	(7,492)	(257)
Impairment loss on assets removed from rate-base	—	482
Non-cash compensation expense on stock units issued	110	794
Other - net	30	1,175
Changes in assets and liabilities:
Accounts receivable - customers	(4,517)	(3,243)
Unbilled revenue	(3,657)	(3,761)
Other accounts receivable	(576)	8,307
Materials and supplies	61	(139)
Prepayments and other current assets	1,884	2,009
Regulatory assets - supply cost balancing accounts	1,042	4,835
Other assets	(2,143)	(789)
Accounts payable	265	191
Income taxes receivable/payable	8,741	5,693
Other liabilities	3,906	(63)
Net cash provided	45,187	48,051

Cash Flows From Investing Activities:
Construction expenditures	(51,958)	(57,531)
Net cash used	(51,958)	(57,531)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares, net of issuance costs	830	35,256
Receipt of advances for and contributions in aid of construction	10,350	8,308
Refunds on advances for construction	(3,147)	(2,947)
Repayments of long-term debt	(560)	(541)
Net change in notes payable to banks	10,000	(28,000)
Cash received on financing portion of purchased power contracts	2,007	1,339
Dividends paid	(11,321)	(10,108)
Net cash provided	8,159	3,307

Net increase (decrease) in cash and cash equivalents	1,388	(6,173)
Cash and cash equivalents, beginning of period	4,303	12,775
Cash and cash equivalents, end of period	$5,691	$6,602

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS

(Unaudited)

	September 30,	December 31,
(in thousands)	2005	2004

Utility Plant, at cost
Water	$761,510	$734,662
Electric	58,670	58,667
	820,180	793,329
Less - Accumulated depreciation	(244,746)	(229,664)
	575,434	563,665
Construction work in progress	85,090	65,136
Net utility plant	660,524	628,801

Other Property and Investments	7,388	7,419

Current Assets
Cash and cash equivalents	4,129	2,702
Accounts receivable-customers (less allowance for doubtful accounts of $703 in 2005 and $758 in 2004)	14,968	10,818
Unbilled revenue	17,066	13,466
Inter-company receivable	335	1,126
Other accounts receivable (less allowance for doubtful accounts of $234 in 2005 and $201 in 2004)	1,504	2,465
Income taxes receivable from Parent	—	4,187
Materials and supplies, at average cost	1,410	1,473
Regulatory assets - current	4,496	7,104
Prepayments and other current assets	6,943	3,248
Deferred income taxes - current	1,511	2,795
Total current assets	52,362	49,384

Regulatory and Other Assets
Regulatory assets	50,330	54,219
Other accounts receivable	8,713	8,400
Other	7,880	8,053
Total regulatory and other assets	66,923	70,672

Total Assets	$787,197	$756,276

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

	September 30,	December 31,
(in thousands)	2005	2004

Capitalization
Common shares, no par value	$159,396	$159,290
Earnings reinvested in the business	98,166	87,817
Accumulated other comprehensive loss	(3,259)	(3,259)
Total common shareholder’s equity	254,303	243,848
Long-term debt	221,649	221,697
Total capitalization	475,952	465,545

Current Liabilities
Long-term debt - current	229	282
Accounts payable	17,661	17,196
Inter-company payable	33,616	23,925
Income taxes payable to Parent	3,680	—
Accrued employee expenses	3,920	3,951
Accrued interest	5,014	1,636
Regulatory liabilities - current	4,904	3,441
Other	12,160	12,601
Total current liabilities	81,184	63,032

Other Credits
Advances for construction	71,378	70,206
Contributions in aid of construction-net	76,351	72,574
Deferred income taxes	61,136	56,684
Unamortized investment tax credits	2,541	2,609
Accrued pension and other postretirement benefits	9,994	8,793
Regulatory liabilities	1,419	9,731
Other	7,242	7,102
Total other credits	230,061	227,699

Commitments and Contingencies (Note 10)	—	—

Total Capitalization and Liabilities	$787,197	$756,276

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended
	September 30,
(in thousands)	2005	2004

Operating Revenues
Water	$58,568	$60,506
Electric	6,544	6,208
	65,112	66,714
Operating Expenses
Water purchased	15,446	15,150
Power purchased for pumping	3,080	2,806
Power purchased for resale	3,074	3,107
Unrealized (gain) loss on purchased power contracts	(4,018)	224
Groundwater production assessment	2,316	2,120
Supply cost balancing accounts	514	1,016
Other operating expenses	4,346	4,467
Administrative and general expenses	8,749	8,712
Depreciation and amortization	4,431	5,346
Maintenance	2,998	2,472
Taxes on income	10,561	6,145
Other taxes	2,457	2,138
Total operating expenses	53,954	53,703

Operating Income	11,158	13,011

Other Income (Loss)
Other income (loss), net	(157)	(161)
Taxes on other income (loss)	87	84
Total other income (loss), net	(70)	(77)

Interest Charges
Interest on long-term debt	3,991	3,946
Other interest and amortization of debt expense	(5,276)	371
Total interest charges	(1,285)	4,317

Net Income	$12,373	$8,617

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2005	2004

Operating Revenues
Water	$150,519	$149,864
Electric	20,105	19,284
	170,624	169,148
Operating Expenses
Water purchased	35,116	36,479
Power purchased for pumping	6,537	6,741
Power purchased for resale	9,921	10,474
Unrealized gain on purchased power contracts	(7,492)	(257)
Gain on sale of water rights	—	(5,675)
Groundwater production assessment	6,115	5,280
Supply cost balancing accounts	1,042	4,835
Other operating expenses	13,656	13,474
Administrative and general expenses	27,221	25,866
Depreciation and amortization	15,203	15,118
Maintenance	7,611	7,100
Taxes on income	18,947	13,505
Other taxes	6,729	6,278
Total operating expenses	140,606	139,218

Operating Income	30,018	29,930

Other Income (Loss)
Other income (loss), net	(421)	503
Taxes on other income (loss)	237	(137)
Total other income (loss), net	(184)	366

Interest Charges
Interest on long-term debt	11,894	11,820
Other interest and amortization of debt expense	(4,409)	821
Total interest charges	7,485	12,641

Net Income	$22,349	$17,655

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

CASH FLOW STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2005	2004

Cash Flows From Operating Activities:
Net income	$22,349	$17,655
Adjustments for non-cash items:
Depreciation and amortization	15,203	15,118
Provision for doubtful accounts	280	313
Deferred income taxes and investment tax credits	8,684	303
Unrealized gain on purchased power contracts	(7,492)	(257)
Impairment loss on assets removed from rate-base	—	482
Non-cash compensation expense on stock units issued	110	794
Other - net	249	1,072
Changes in assets and liabilities:
Accounts receivable - customers	(4,397)	(3,066)
Unbilled revenue	(3,600)	(3,695)
Other accounts receivable	615	8,341
Materials and supplies	63	(138)
Prepayments and other current assets	1,770	2,004
Regulatory assets - supply cost balancing accounts	1,042	4,835
Other assets	(1,959)	(741)
Accounts payable	465	534
Inter-company receivable/payable	3,182	(358)
Income taxes receivable/payable from/to Parent	7,867	7,800
Other liabilities	2,723	(390)
Net cash provided	47,154	50,606

Cash Flows From Investing Activities:
Construction expenditures	(48,756)	(54,793)
Net cash used	(48,756)	(54,793)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	—	28,000
Receipt of advances for and contributions in aid of construction	8,745	7,922
Refunds on advances for construction	(2,801)	(2,576)
Repayments of long-term debt	(222)	(226)
Net change in intercompany borrowings	7,300	(24,500)
Cash received on financing portion of purchased power contracts	2,007	1,339
Dividends paid	(12,000)	(11,550)
Net cash provided (used)	3,029	(1,591)

Net increase (decrease) in cash and cash equivalents	1,427	(5,778)
Cash and cash equivalents, beginning of period	2,702	8,306
Cash and cash equivalents, end of period	$4,129	$2,528

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY

AND

GOLDEN STATE WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

General: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), American States Utility Services, Inc. (“ASUS”) (and its subsidiary, Fort Bliss Water Services Company (“FBWS”)), and Chaparral City Water Company (“CCWC”). Unless otherwise stated in this report, the term Registrant applies to both AWR and GSWC, collectively. GSWC changed its name from Southern California Water Company to Golden State Water Company by amendment to its Restated Articles of Incorporation on September 30, 2005.

More than 90% of AWR’s assets consist of the common stock of GSWC. GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in three regions in California. GSWC also distributes electricity in the Big Bear Lake area in California. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”). ASUS performs water related services and operations on a contract basis. On October 1, 2004, FBWS commenced operation of the water and wastewater systems at Fort Bliss located near El Paso, Texas pursuant to the terms of a 50-year contract with the U.S. Government.  FBWS holds a Certificate of Public Convenience and Necessity from the Texas Commission on Environmental Quality (“TCEQ”). There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of ASUS’s contracted services or AWR.

Basis of Presentation:The consolidated financial statements of AWR include the accounts of AWR and its wholly-owned subsidiaries GSWC, ASUS (and its wholly owned subsidiary, FBWS), and CCWC, and are prepared in conformity with accounting principles generally accepted in the United States of America. Intercompany transactions and balances have been eliminated in the AWR consolidated financial statements. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2004 filed with the SEC. Certain prior year amounts have been reclassified to conform to current year presentation. None of these reclassifications had an impact on Registrant’s Shareholders’ Equity or Net Income.

GSWC’s Related-Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. AWR provides funds to GSWC in support of its operations.  Amounts owed to AWR for borrowings represent the majority of GSWC’s intercompany payables on GSWC’s balance sheets as of September 30, 2005 and December 31, 2004.  Interest is charged to GSWC in an amount sufficient to cover AWR’s interest cost under AWR’s syndicated revolving credit facility.  GSWC also allocates certain corporate office administrative and general costs to its affiliates using CPUC approved and/or allocation factors believed to be reasonable.

Note 2 – Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the rate-making process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the rate-making process.  At September 30, 2005, Registrant had $27.9 million of regulatory assets not accruing carrying costs. Of this amount, $21.3 million relates to the regulatory asset for costs deferred on the Aerojet matter disclosed below as a “non-yielding” regulatory asset. In addition, other regulatory assets not accruing carrying costs include a deferred income tax balance of $4.7 million representing accelerated tax benefits previously flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated tax expense. Finally, there are other expenses that Registrant recovers in rates over a short period that do not provide for recovery of carrying costs. At September 30, 2005, $1.9 million was recorded as other regulatory assets for such expenses to be recovered.

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	September 30,	December 31,
(In thousands)	2005	2004
GSWC
Supply cost balancing accounts	$17,277	$23,537
Costs deferred for future recovery on Aerojet case	21,254	15,347
Flow-through taxes, net	4,717	7,733
Electric transmission line abandonment costs	3,459	3,546
Asset retirement obligations	3,326	3,038
Low income balancing accounts	2,601	2,134
General rate case memorandum accounts	923	2,168
Refund of water right lease revenues	(6,323)	(5,889)
Revenues subject to refund	—	(3,487)
Supply cost memorandum accounts net over-collections	—	(1,818)
Other regulatory assets	1,269	1,842
Total GSWC	$48,503	$48,151
CCWC
Asset retirement obligations	$43	$41
Other regulatory assets/liabilities, net	(474)	144
Total AWR	$48,072	$48,336

Supply Cost Balancing Accounts:

Electric Supply Cost Balancing Account – Electric power costs incurred by GSWC’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $21.3 million at September 30, 2005. The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 31,123,833 and 32,084,995 kilowatt hours of electricity to its Bear Valley Electric division customers for the three months ended September 30, 2005 and 2004, respectively, and 101,438,647 and 102,040,970 kilowatt hours for the nine months ended September 30, 2005 and 2004, respectively. As a result, the supply cost balancing account was reduced by $664,000 and $685,000 for the three month period ended September 30, 2005 and September 30, 2004, respectively, and $2.1 million and $2.0 million for the nine month period ended September 30, 2005 and September 30, 2004, respectively. Approximately, $9.9 million of the under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge based on electricity sales to be sufficient for it to recover the amount of the under-collected balance incurred during the energy crisis by August 2011.

GSWC records both purchased energy and power system delivery costs in the supply cost balancing account.  By terms of the settlement with the CPUC, the purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap.  GSWC is allowed to include only up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account for purchased energy costs. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. During the nine months ended September 30, 2005 and 2004, GSWC expensed approximately $6,400 and $290,400, respectively, for costs over $77 per MWh.  The incoming power system delivery costs are not subject to any price caps.

The ability of GSWC to deliver purchased power to customers in its Bear Valley Electric service area is limited by the ability of the transmission facilities owned by Southern California Edison Company (“Edison”) to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, GSWC and Edison agreed to settle this suit. Under the terms of the settlement agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison. Edison filed an application to the Federal Energy Regulatory Commission ("FERC") for approval to treat the entire $5 million settlement payment as an abandoned project cost to be included in Edison’s wholesale tariff charged to GSWC.

GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of $38,137 to be included in Edison’s monthly tariff. The $1.4 million lump sum payment was recorded as a regulatory asset pending FERC approval of Edison’s application.  FERC approved Edison’s application in August 2004 and as a result, GSWC transferred the $1.4 million lump sum payment to the electric supply cost balancing account. In addition, monthly payments of $38,137 per month, totaling $114,411 and $76,274 made to Edison during the three months ended September 30, 2005 and 2004, respectively, and $343,233 and $76,274 made during the nine months ended September 30, 2005 and 2004, respectively, have also been included in the electric supply cost balancing account. Management believes that it is probable that the CPUC will permit GSWC to  recover the rates  authorized by and on file with FERC in connection with the Edison settlement; however, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the these costs that are included in the electric supply cost balancing account.

Water Memorandum Supply Cost Accounts - In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC are required to seek review of under- and over- collections by filing an advice letter annually.  GSWC filed advice letters in 2004 and 2005 with respect to its cumulative net over-collection for Regions I and II for the period from November 29, 2001 to December 31, 2004, which has been recorded as a regulatory liability.  In June 2005, the CPUC approved these advice letters, as filed, for the 2001, 2002 and 2003 years and as a result a $1.4 million over-collection was transferred to the supply cost balancing accounts. The advice letters for the 2004 year totaling $4.2 million net over-collection were approved by the CPUC in August of 2005.  The $4.2 million net over-collection includes approximately $3.5 million of the net proceeds received from potentially responsible parties in the Charnock Groundwater Basin, which was recorded as a regulatory liability (see “Revenues Subject to Refund” discussed below). The amount was transferred to the supply cost balancing accounts in August 2005.  There was no impact to earnings as these over-collections had been recorded as regulatory liabilities in prior years.

GSWC also filed advice letters with the CPUC for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2004 totaling a cumulative $4.2 million under-collection. A regulatory asset with respect to this under-collection was not recorded pending receipt of a CPUC decision authorizing the recovery of the under-collection.  In June 2005, the CPUC approved the transfer of an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account into the water supply cost balancing account, income of which was recorded in the second quarter of 2005.  The advice letters for the 2001-2003 years were approved in October 2005.  As a result, GSWC will be allowed to recover an under-collection of $2.9 million recorded in the supply cost memorandum account between November 2001 and December 2003. This will result in an increase to pre-tax income of $2.9 million in the fourth quarter of 2005.

Costs Deferred for Future Recover:

GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others. On October 30, 2003, GSWC, in its Region I abbreviated general rate case, filed for recovery of the cumulative balance of approximately $22 million in its memorandum account. This balance consisted primarily of deferred litigation costs and carrying costs.  The filing with the CPUC requested recovery of the balance over a 20-year amortization period.

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years.  At the time of the decision, approximately $15.1 million had been recorded as a non-yielding regulatory asset representing primarily the legal costs incurred to date in connection with prosecuting the cases. The difference between the amount filed with the CPUC for recovery in rates and those recorded primarily relate to previously incurred carrying costs for certain capital investments required to restore the water supply.  As a result of this decision, GSWC reflected an increase of approximately $6.2 million in its regulatory assets to include previously expensed carrying and other costs and recorded a corresponding pre-tax gain in its results of operations during the third quarter of 2005.  In addition, GSWC was ordered to restore to the appropriate plant accounts those amounts that have been reimbursed by Aerojet pursuant to the settlement. This resulted in GSWC recording an approximate $1.0 million decrease to depreciation expense during the third quarter of 2005.

As a result of the favorable CPUC decision on the Aerojet matter, the following is a summary of the impact to the Statement of Income for the three months ended September 30, 2005:

Amount
Increase / (Decrease)
Operating Expenses
Power purchased for resale	$(31,230)
Other operating expenses	(459,415)
Administrative and general expenses	(16,963)
Depreciation and amortization	(992,232)
Total pre-tax impact to operating expenses	(1,499,840)

Interest Charges
Other interest and amortization of debt expense	(5,691,634)

Total pre-tax impact to results of operations	$7,191,474
Impact to taxes on income	2,930,238
Total impact to net income	$4,261,236

GSWC will keep the Aerojet memorandum account open until it is fully amortized. However, no costs will be added to the memorandum account, other than cumulative interest charges approved by the decision. It is management’s intention to offset any settlement proceeds from Aerojet that may occur from these actions against the balance in the memorandum account at the time of settlement. See Note 10 for further discussion of the Aerojet matter.

Refund of Water Right Lease Revenues

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a non-operating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, GSWC recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income, net of taxes, during the fourth quarter of 2003. A final amount of the refund was approved by the CPUC in June 2004 and GSWC adjusted its estimate to the approved refund amount of $5.2 million.  Refunds of approximately $194,000 and $455,000 were provided to customers during the three and nine months ended September 30, 2005, respectively.  The refunds will be made over a 9-year period.

Management disagreed with the CPUC’s decision and filed an application for rehearing of that decision.  The CPUC denied GSWC’s application for rehearing in 2004.  GSWC next filed a petition for review with the California Supreme Court to hear the matter, which was denied in February of 2005.  Subsequently, GSWC filed a petition for review with the Supreme Court of the United States, asking the Court to direct the California Supreme Court to accept GSWC’s petition for review and to order the CPUC to reverse the underlying decision.  The US Supreme court denied the petition for review in October of 2005.  With the denial of the petition for review, GSWC has exhausted its appellate process of the original CPUC decision.  GSWC is now procedurally situated to institute a new action against the CPUC in federal district court concerning the taking of water rights, which it plans to do in the near future.

Pursuant to the order, the apportionment of any lease revenues that GSWC may collect commencing January 2004 will be determined by a later decision. Hearings on this matter have concluded and a decision is expected in either late 2005 or early 2006.  Beginning in the first quarter of 2004, all amounts billed to the City of Folsom are included in a regulatory liability account and no amounts have been recognized as revenue for 2004 and 2005 until all uncertainties about this matter are resolved with the CPUC. For the three and nine months ended September 30, 2005, GSWC recorded an additional $317,000 and $889,000 in the regulatory liability account, respectively.

Revenues Subject to Refund

In March 2002, GSWC and the City of Santa Monica (“City”) reached a settlement agreement in which GSWC sold its water rights in the Charnock Groundwater Basin (“Basin”) to the City and assigned to the City its rights against all potentially responsible parties (“PRPs”) who stored, transported and dispensed gasoline containing methyl tertiary butyl ether (“MTBE”) in underground storage tanks, pipelines or other related infrastructure in the Basin. The City also indemnified GSWC from related claims.

On July 8, 2004, the CPUC approved the settlement agreement and directed GSWC, among other things, to refund to ratepayers the net proceeds of $3.5 million received from PRPs, which was recorded as a regulatory liability in December 2003 on the basis of a proposed decision by the CPUC.  As a result of the approval of the 2004 advice letters for Region’s II memorandum supply cost accounts in August of 2005, which included the $3.5 million received from the PRPs and to be refunded to customers, the regulatory liability was transferred to the supply cost balancing accounts.  There was no impact to earnings as this refund had been recorded in prior years.

CCWC Other Regulatory Assets/Liabilities

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

For the nine months ended September 30, 2005, CCWC has recognized a net gain of $760,000 related to this settlement agreement and has established a regulatory liability for the remaining $760,000 pending Arizona Corporation Commission’s (“ACC”) review of this matter.

Except as discussed above, there were no other significant changes in regulatory assets and liabilities during the three and nine months ended September 30, 2005.

Note 3 - Earnings Per Share / Capital Stock

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  EITF No. 03-06 was effective in the second quarter of 2004 and provided new accounting guidance for the effect of participating securities on earnings per share (“EPS”) calculations and the use of the “two-class” method.  The new guidance requires the use of the “two-class” method of computing EPS for companies with participating securities. The “two-class” method is an earnings allocations formula that determines EPS for each class of common stock and participating security.  Registrant has participating securities related to stock options that earn dividend equivalents on an equal basis with common shares.  Registrant determined that the effect on 2004, 2003 and 2002 was immaterial.

Basic EPS is computed, utilizing the “two-class” method, by dividing net income available for common shareholders by the weighted-average number of common shares outstanding. Net income available for common shareholders, which exclude earnings available and allocated to participating securities, was $12.1 million and $8.0 million for the three months ended September 30, 2005 and 2004, respectively, and was $21.6 million and $15.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Diluted EPS is based upon the weighted average number of Common Shares including both outstanding shares and shares potentially issuable in connection with stock options and stock units granted under Registrant’s 2000 Stock Incentive Plan and the 2003 Non-Employee Directors Stock Plan, and net income. At September 30, 2005 and 2004 there were 686,600 and 498,320 options outstanding, respectively, under these Plans.  At September 30, 2005 and 2004, there were also approximately 30,800 and 32,000 stock units outstanding, respectively, pursuant to the 2003 Non-Employee Directors Stock Plan.  Outstanding stock options and stock unit awards, including those issued for dividend equivalent rights, issued by the Registrant represent the only dilutive effect reflected in diluted weighted average shares outstanding.

During the three months ended September 30, 2005 and 2004, Registrant issued 9,468 and 20,725 common shares, which totaled approximately $274,000 and $494,000, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan, respectively.  During the nine months ended September 30, 2005 and 2004, Registrant issued 30,153 and 70,391 common shares, which totaled approximately $830,000 and $1,699,000, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan, respectively.  In addition during the three and nine months ended September 30, 2005, Registrant repurchased in the open market 26,009 and 47,515 common shares, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan, 401(k) Plan and anniversary stock grant program, which were used to satisfy the stock delivery requirements of these plans.

On September 22, 2004, AWR also issued 1,400,000 shares in a registered public offering and received proceeds of $33.6 million, net of underwriter fees and other issuance costs of $1.8 million. The proceeds recorded in common shares were reduced by direct issuance costs. On October 12, 2004, the underwriters partially exercised an over-allotment option for an additional 50,000 shares. The Company received proceeds of $1,212,500, which was net of underwriter fees and other issuance costs of $50,500, from the issuance of these shares.

In September 2004, the Board approved the issuance of 10 additional GSWC common shares to AWR for $28.0 million. GSWC used the proceeds to pay down debt owed to AWR. In November 2004, the Board approved the issuance of 2 additional GSWC common shares to AWR for $7.1 million.

During the three months ended September 30, 2005 and 2004, AWR paid quarterly dividends to the shareholders, totaling approximately $3.8 million or $0.225 per share and $3.4 million or $0.221 per share, respectively.  During the nine months ended September 30, 2005 and 2004, AWR paid quarterly dividends to the shareholders, totaling approximately $11.3 million or $0.675 per share and $10.1 million or $0.663 per share, respectively.

Note 4 – Credit Facility

In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010.  Up to $20 million of this facility may be used for letters of credit. As of September 30, 2005, an aggregate of $55 million in cash borrowings are included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility.

Note 5 – Derivative Instruments

During 2002, GSWC entered into block-forward power purchase contracts that qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 139. Contracts with Pinnacle West Capital Corporation (“PWCC”) became effective in November 2002 and do not qualify for designation as normal purchases and normal sales.  As a result, GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized gain of $5.5 million as of September 30, 2005. This also resulted in a pre-tax unrealized gain of $4,018,000 and a pre-tax unrealized loss of $224,000 for the three months ended September 30, 2005 and 2004, respectively, and a pre-tax unrealized gain of $7,492,000 and $257,000 for the nine months ended September 30, 2005 and 2004, respectively, due to increases in energy prices.  On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. As this contract moves forward in time and is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurs on a cash or net basis through 2006 and by physical delivery through 2008. Registrant has no other derivative financial instruments.

Note 6 – Income Taxes

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  During the second quarter of 2005, the recognition of the federal benefit of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the benefit to the subsequent tax year.  This resulted in additional income taxes of $801,000 and $1,190,000 for the three and nine months ended September 30, 2005, respectively.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and provides a new federal income tax deduction from qualified U.S. production activities, which is being phased in from 2005 through 2010.  Under the Act, qualified production activities include Registrant’s production of electricity and potable water.  In December 2004, the FASB issued FASB Staff Position No. 109-1 and proposed that the deduction should be accounted for as a “special deduction” in accordance with SFAS No. 109.  As such, the special deduction had no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of the deduction is to be reported in the period in which the deduction is claimed on Registrant’s tax return.  During the first quarter of fiscal 2005, Registrant completed its initial evaluation of the provisions of the Act.  The amount of the benefit for the three and nine months ended September 30, 2005 was not material.

Note 7 – Stock Incentive Plans

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

At the May 2004 Annual Meeting, the shareholders adopted the 2003 Non-Employee Directors Stock Plan (“New Directors Plan”). The New Directors Plan provides the non-employee directors with supplemental stock-based compensation. Pursuant to the New Directors Plan, directors are entitled to receive stock options and stock unit awards. As of September 30, 2005, an aggregate of 27,000 stock options have been granted to the directors under the New Director’s Plan. Registrant also applies APB No. 25 in accounting for the director’s stock options.  The director’s stock options were granted at fair value at the date of grant; therefore no compensation cost has been recognized for these options. The stock units are a non-voting unit of measurement which is deemed for bookkeeping and payment purposes to represent outstanding AWR common shares.  Upon adoption of the New Directors Plan in May 2004, Registrant began recording compensation expense on the stock unit awards.  As of September 30, 2005, the directors have been credited with approximately 30,800 stock units. Stock units will be paid only in AWR common shares on the date that the participant terminates service as a director.

If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options and stock units under the 2000 Stock Incentive Plan and the New Directors Plan, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
(dollars in thousands, except EPS)	2005	2004	2005	2004
Net income, as reported	$12,234	$8,018	$21,733	$15,874
Add: Stock-based compensation expense included in reported net income, net of tax	7	6	64	474
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(10)	(6)	(682)	(928)
Pro forma net income	$12,231	$8,018	$21,115	$15,420

Basic earnings per share:
As reported	$0.72	$0.52	$1.29	$1.04
Pro forma	$0.72	$0.52	$1.25	$1.01

Diluted earnings per share:
As reported	$0.72	$0.52	$1.29	$1.04
Pro forma	$0.72	$0.52	$1.25	$1.01

Note 8 – Employee Benefit Plans

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, other postretirement (medical) plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and nine months ended September 30, 2005 and 2004 are as follows:

	For The Three Months Ended September 30, 2005 and 2004
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2005	2004	2005	2004	2005	2004
Components of Net Periodic Benefits Cost:
Service Cost	$933	$724	$109	$97	$32	$32
Interest Cost	1,088	936	151	146	28	31
Expected Return on Plan Assets	(922)	(834)	(74)	(63)	—	—
Amortization of Transition	—	—	105	105	—	—
Amortization of Prior Service Cost	41	41	(50)	(50)	38	37
Amortization of Actuarial (Gain) Loss	313	129	41	32	(10)	—
Net Periodic Pension Cost	$1,453	$996	$282	$267	$88	$100

	For The Nine Months Ended September 30, 2005 and 2004
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2005	2004	2005	2004	2005	2004
Components of Net Periodic Benefits Cost:
Service Cost	$2,799	$2,172	$327	$291	$96	$96
Interest Cost	3,264	2,808	453	438	84	93
Expected Return on Plan Assets	(2,766)	(2,502)	(222)	(189)	—	—
Amortization of Transition	—	—	315	315	—	—
Amortization of Prior Service Cost	123	123	(150)	(150)	114	111
Amortization of Actuarial (Gain) Loss	939	387	123	96	(30)	—
Net Periodic Pension Cost	$4,359	$2,988	$846	$801	$264	$300

A decrease in the discount rate from 6.25% to 5.75%, and the update of mortality rate tables resulted in increases in pension and other postretirement benefits in 2005. Registrant contributed $4,338,000 to the pension plan during the third quarter of 2005.  Registrant expects to contribute $754,000 to the postretirement benefit plan by the end of 2005.

Note 9 - New Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  Registrant is required to adopt Interpretation No. 47 by the end of 2006.  Registrant is currently evaluating the impact Interpretation No. 47 will have on its results of operations and financial condition. However, since Registrant follows accounting principles for rate-regulated enterprises and receives recovery of these costs through rates, implementation of this interpretation at GSWC is not expected to affect earnings.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” (“SFAS No. 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123R to the beginning of the fiscal year that begins after June 15, 2005, (January 1, 2006 for calendar year companies) from a July 1, 2005 adoption date previously set by the FASB. Registrant expects to adopt this standard on January 1, 2006. Based on stock option grants made in 2005 and currently anticipated for 2006, Registrant estimates it will (assuming the modified prospective method is used) recognize expense for stock options for the year ending December 31, 2006 in an amount consistent with that disclosed in Note 7 which summarizes the pro forma impact of recognizing stock expense under the fair value accounting method. Registrant assumes that stock options will be granted in 2006 upon similar terms to options granted in 2005, which provide for continued vesting of the options following termination of employment, unless the grantee is terminated for cause.  If these assumptions change, the impact of recognizing stock expense under the fair value accounting method will differ from amounts disclosed in Note 7.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law and provides a new federal income tax deduction from qualified U.S. production activities, which will be phased in from 2005 through 2010.  During the first quarter of fiscal 2005, Registrant completed its initial evaluation of the provisions of the Act.  See Note 6 for further information.

Note 10 – Contingencies

Water Quality-Related Litigation

In 1997, GSWC was named as a defendant in nineteen lawsuits that alleged that GSWC and other water utilities, delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief.

On August 4, 2004, the Trial Judge dismissed GSWC from all nineteen Los Angeles County cases. The order was issued by the Trial Judge presiding over these matters, and followed a lengthy legal proceeding dating back to April 1997 when the first of the cases was filed by over 140 customers in the San Gabriel Valley, alleging their water had caused personal injuries of varying types and degrees. The Court found GSWC did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the plaintiffs to prove otherwise. GSWC has long asserted that it meets or exceeds the requirements to provide water within the standards established by the health authorities. On September 21, 2004, GSWC received notice that several plaintiffs filed an appeal to the trial court’s order to dismiss GSWC. Briefs and reply briefs on the appeal have been filed; however, no date for a hearing before the appeals court has been set yet.  GSWC is unable to predict the outcome of this appeal.  GSWC was also dismissed from three similar lawsuits in Northern California in 2004; the plaintiffs in those cases have not filed an appeal.

GSWC is subject to self-insured retention (deductible) provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. GSWC’s various insurance carriers have, to date, provided reimbursement for much of the costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights. In addition, the CPUC has issued certain decisions, which authorize GSWC to establish a memorandum account to accumulate costs for future recovery, to comply with certain contamination remediation requirements for future recovery.

Aerojet

On October 25, 1999, GSWC sued Aerojet for contaminating eastern portions of the Sacramento County groundwater basin. On October 12, 2004, Registrant reached a final settlement with Aerojet. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in the first quarter of 2004. Aerojet has also agreed to pay GSWC an additional $8 million, plus interest accruing beginning January 1, 2004, over a five year period beginning in December 2009. The $8.7 million payment and the $8 million receivable have been applied directly to reduce GSWC’s costs of utility plant and purchased water by $16 million and $735,000, respectively. Prior to the settlement, Aerojet had reimbursed GSWC $4.3 million in capital costs and $171,000 for additional water supply costs.

Aerojet has also agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.

Aerojet has transferred its remediated groundwater to the Sacramento County Water Agency, which will provide treated water for distribution to GSWC and other water purveyors affected by the contamination. GSWC has entered into an agreement with Sacramento County Water Agency to receive water. Aerojet has also paid for certain transmission pipelines and upgrades to GSWC’s Coloma Treatment Plant as a contingency plan, should additional wells be impacted. The pipelines are now in service and the upgraded treatment facilities are expected to be fully operational by the end of 2005.

Other Water Quality Litigation

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those responsible for the contamination. Some of the other potential defendants settled with GSWC, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions. A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells. In this same suit, the PRPs have filed cross-complaints against the Water Entities, the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Basin for use by Registrant and the other two affected water purveyors and for other related claims.

On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of GSWC’s impacted wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the Federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities.  EPA is also conducting settlement discussions with several PRPs regarding the UAO.  The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the Federal lawsuits and the UAO.  Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

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

Although the City of Claremont, California located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of Registrant’s water system serving the City.  Such value was determined by the consultant at $40 - $45 million. GSWC disagrees with the City’s valuation assessment.  Under California law, the condemning City would be required to pay fair market value for the water system.  As of September 30, 2005, management believes that the fair market value of the system far exceeds the $33 million recorded net book value of the Claremont water system.

Except for the City of Claremont, Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area. However, on April 12, 2005, the Town Council of the Town of Apple Valley voted 5-0 to authorize Town staff to prepare a Request for Proposal for an evaluation of the feasibility and potential cost of and a timeframe for the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another utility serving the Town.  On August 23, 2005, the Town Council authorized staff to hire a firm to perform a feasibility study and financial analysis regarding the potential takeover.  It is presently unknown when the results of the study will be presented to the Town.

GSWC has not received any formal notice from the Town of its intention to condemn the Registrant’s Apple Valley water systems.  Management is unable to predict what the results of the Town’s evaluation might be and what action, if any, the Town might take as a result of the evaluation.  However, GSWC will vigorously defend itself should the Town determine to proceed towards condemning its Apple Valley water systems.  As of September 30, 2005, management believes that the fair value market of the system far exceeds the recorded net book value of the Apple Valley water systems.

Santa Maria Groundwater Basin Adjudication

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin.

As of September 30, 2005, GSWC has incurred costs in defending its rights in the Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery.  Management believes that the recovery of these costs through rates is probable. However, management cannot give assurance that the CPUC will ultimately allow recovery of all or any of the costs that have been incurred by GSWC in this lawsuit. A settlement has been reached, subject to CPUC approval. The settlement, among other things, if approved, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin.

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

Note 11 - Business Segments

AWR has three principal business units: water and electric distribution units, through its GSWC subsidiary, a water-service utility operation conducted through its CCWC unit, and a contracted services unit through the ASUS subsidiary. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS have been conducted in California, Arizona and Texas for the periods set forth below. Both GSWC and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC and other matters which includes ASUS and its subsidiaries. Included in the amounts set forth, certain assets, revenues and expenses have been allocated. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to the Company.

	As of and for the Three Months Ended September 30, 2005
	GSWC			CCWC			Consolidated
(dollars in thousands)	Water	Electric		Water	Other*	Eliminations	AWR
Operating revenues	$58,568	$6,544		$1,971	$988		$68,071
Operating income (loss) before income taxes	16,825	4,894	(1)	322	(144)		21,897
Interest expense, net	(1,167)	(118)		122	204		(959)
Identifiable assets	620,844	39,680		37,028	678		698,230
Depreciation and amortization expense	3,919	512		263	11		4,705
Capital additions	15,031	288		805			16,124

	As of and for the Three Months Ended September 30, 2004
	GSWC		CCWC			Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$60,506	$6,208	$1,973	$298	$(24)	$68,961
Operating income (loss) before income taxes	18,472	684	681	(1,479)		18,358
Interest expense, net	3,916	401	108	139		4,564
Identifiable assets	571,587	37,963	33,619	318		643,487
Depreciation and amortization expense	4,935	411	236	7		5,589
Capital additions	24,769	757	1,259	153		26,938

	As of and for the Nine Months Ended September 30, 2005
	GSWC			CCWC			Consolidated
(dollars in thousands)	Water	Electric		Water	Other*	Eliminations	AWR
Operating revenues	$150,519	$20,105		$5,068	$2,704	$(35)	$178,361
Operating income (loss) before income taxes	39,729	9,236	(1)	1,588	(1,628)		48,925
Interest expense, net	6,789	696		346	614		8,445
Identifiable assets	620,844	39,680		37,028	678		698,230
Depreciation and amortization expense	13,684	1,519		788	45		16,036
Capital additions	47,108	1,648		2,843	359		51,958

(1)  Includes $4,018,000 and $7,492,000 unrealized gain on purchased power contracts for the three and nine months ended September 30, 2005, respectively.

	As of and for the Nine Months Ended September 30, 2004
	GSWC		CCWC			Consolidated
(dollars in thousands)	Water	Electric	Water	Other*	Eliminations	AWR
Operating revenues	$149,864	$19,284	$4,982	$899	$(73)	$174,956
Operating income (loss) before income taxes	42,744	691	915	(3,815)	—	40,535
Interest expense, net	11,468	1,173	351	320	—	13,312
Identifiable assets	571,587	37,963	33,619	318	—	643,487
Depreciation and amortization expense	13,990	1,129	706	15	—	15,840
Capital additions	51,698	3,095	2,502	236	—	57,531

* Includes amounts from AWR and ASUS’s contracted services.  Beginning on October 1, 2004, it also includes ASUS’s wholly-owned subsidiary FBWS.

Note 12 - Subsequent Events

As discussed in Note 2, on October 6, 2005, the CPUC approved an advice letter allowing GSWC to impose temporary surcharges in its Region III water service area to recover an under-collection of $2.9 million recorded in the supply cost memorandum account between November 2001 and December 2003. The surcharges went into effect on October 11, 2005 and are expected to recover the $2.9 million over a twelve month period. This will result in an increase to pre-tax income of $2.9 million in the fourth quarter of 2005.

On October 11, 2005, CoBank, ACB (“CoBank”), purchased a 5.87% Senior Note due December 20, 2028 (the “Note”) in the aggregate principal amount of $40,000,000 from GSWC pursuant to the terms of a Note Purchase Agreement (the “Agreement”) dated as of October 11, 2005 between GSWC and CoBank. The Agreement contains customary events of default, including failure to pay any debt with an aggregate principal amount of more than $2.5 million for a period or more than 60 days from the date due, whether at stated maturity or upon acceleration, and failure to pay a final judgment of more than $2.5 million within 60 days after entry, unless bonded, discharged or stayed pending appeal or payment over time is permitted by the order of a governmental agency or by agreement of the parties. The proceeds were used to pay down GSWC’s intercompany short-term borrowings.

This Agreement contains restrictions on (i) incurring liens and entering into sale and leaseback transactions, with customary exceptions, (ii) dispositions of property with a book value of more than 15% of total capitalization (as defined) in any fiscal year, unless the proceeds are used within one year to purchase public utility property or redeem all or a portion of the amount borrowed from CoBank or other debt ranking pari passu with the debt owed to CoBank, (iii) merging or consolidating with any other person, unless GSWC is the survivor or the survivor is principally engaged in the business of a water or wastewater public utility and the financial covenants described below are satisfied on a pro forma basis at the end of the quarter immediately preceding the merger or consolidation, after giving effect to the transaction, (iv) incurring any indebtedness if, as a result an event of default would occur or the total indebtedness to EBITDA ratio ( as defined) of GSWC at the end of the quarter preceding the transaction would exceed 8 to 1 or the total indebtedness to capitalization ratio (as defined) would exceed .6667 to 1, or (v) declaring or paying any dividends in cash or property if at the time of the distribution or payment, an event of default would occur or, if after giving effect to the distribution, the total indebtedness to capital ratio (as defined) of GSWC would be more than .6667 to 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Information

Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, GSWC’s ability to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; recovery of regulatory assets not yet included in rates; future economic conditions, including changes in customer demand and changes in water and energy supply costs; future climatic conditions; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the consolidated financial statements and the notes thereto contained in our 2004 Annual Report on Form 10-K.

General

American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), American States Utility Services, Inc. (“ASUS”) (and its subsidiary, Fort Bliss Water Services Company (“FBWS”)), and Chaparral City Water Company (“CCWC”).  AWR was incorporated as a California corporation in 1998 as a holding company for GSWC.

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water. GSWC also distributes electricity in one customer service area. GSWC is regulated by the California Public Utilities Commission (“CPUC”) and was incorporated on December 31, 1929. GSWC served 252,802 water customers and 22,904 electric customers at September 30, 2005, or a total of 275,706 customers, compared with 274,041 total customers at September 30, 2004. GSWC’s utility operations exhibit seasonal trends. Due to changes in weather, water revenues are higher during the summer months and lower during the cooler months of each year. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90.2% and 88.8% of total water revenues for the three and nine months ended September 30, 2005, respectively, as compared to 87.4% and 88.5% for the three and nine months ended September 30, 2004, respectively.

CCWC is an Arizona public utility company serving 12,959 customers as of September 30, 2005, compared with 12,485 customers at September 30, 2004.

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

ASUS is also an active participant in bidding on other contracts for the privatization of military bases.  ASUS entered into agreements to operate and maintain the water and wastewater systems at Andrews Air Force Base in Maryland, dated September 30, 2005, and Fort Story, Fort Eustis, Fort Monroe and the wastewater system at Fort Lee, in Virginia, dated September 28, 2005.  Under the terms of these agreements, the aggregate amount of these contracts is estimated at more than $238 million over a 50-year period and is subject to periodic price re-determination adjustments and modifications for changes in circumstances. Terrapin Utility Services, Inc. (“TUS”) in Maryland and Old Dominion Utility Services, Inc. (“ODUS”) in Virginia, wholly-owned subsidiaries of ASUS, will furnish all necessary labor, management, supervision, permits, equipment, supplies, materials, transportation and any other incidentals for the complete operation, maintenance, repair, upgrades and improvements to the utility systems following  the expiration of a 90-day  transition period. TUS will also undertake certain capital projects at Andrews Air Force Base during the 90-day transition period. FBWS, TUS and ODUS are referred to herein as the “Military Utility Privatization Subsidiaries”.

Consolidated Results of Operations – Three Months Ended September 30, 2005 and 2004 (dollars in thousands)

	3 MOS	3 MOS
	ENDED	ENDED	$	%
	9/30/2005	9/30/2004	CHANGE	CHANGE
OPERATING REVENUES
Water	$60,539	$62,455	$(1,916)	-3.1%
Electric	6,544	6,208	336	5.4%
Other	988	298	690	231.5%
Total operating revenues	68,071	68,961	(890)	-1.3%

OPERATING EXPENSES
Water purchased	15,779	15,339	440	2.9%
Power purchased for pumping	3,252	2,971	281	9.5%
Groundwater production assessment	2,315	2,120	195	9.2%
Power purchased for resale	3,075	3,107	(32)	-1.0%
Unrealized gain on purchased power contracts	(4,018)	224	(4,242)	-1893.8%
Supply cost balancing accounts	514	1,016	(502)	-49.4%
Other operating expenses	4,850	4,818	32	0.7%
Administrative and general expenses	10,074	10,591	(517)	-4.9%
Depreciation and amortization	4,705	5,589	(884)	-15.8%
Maintenance	3,080	2,593	487	18.8%
Taxes on income	10,558	5,692	4,866	85.5%
Other taxes	2,548	2,235	313	14.0%
Total operating expenses	56,732	56,295	437	0.8%

Operating income	11,339	12,666	(1,327)	-10.5%

OTHER INCOME (LOSS) - NET	(64)	(84)	20	-23.8%

INTEREST CHARGES	(959)	4,564	(5,523)	-121.0%

NET INCOME	$12,234	$8,018	$4,216	52.6%

Net income for the three months ended September 30, 2005 increased by 52.6% to $12.2 million, equivalent to $0.72 per common share on a basic and fully diluted basis, compared to $8.0 million or $0.52 per common share on a basic and fully diluted basis for the three months ended September 30, 2004. Impacting the comparability in the results of the two periods are the following significant items:

•                  A favorable decision issued by the CPUC on July 21, 2005 regarding the Aerojet memorandum account which added about $4.3 million to net income in July 2005 or approximately $0.25 per share. GSWC was authorized to collect the balance of the Aerojet litigation memorandum account of approximately $21.3 million, through a rate surcharge, which will continue for no longer than 20 years.  As a result of this decision, in July 2005 GSWC recorded an increase of approximately $6.2 million to the Aerojet regulatory asset to include previously expensed carrying and other costs, and recorded a corresponding pre-tax gain.  In addition, GSWC was ordered to restore to the appropriate plant accounts, those amounts that have been reimbursed by Aerojet pursuant to the settlement. This resulted in GSWC recording an approximate $1.0 million decrease to depreciation expense during the third quarter of 2005.  The following is a summary of the impact on the results of operations for the three months ended September 30, 2005 resulting from this decision:

Amount
Increase / (Decrease)
Operating Expenses
Power purchased for resale	$(31,230)
Other operating expenses	(459,415)
Administrative and general expenses	(16,963)
Depreciation and amortization	(992,232)
Total pre-tax impact to operating expenses	(1,499,840)

Interest Charges
Other interest and amortization of debt expense	(5,691,634)

Total pre-tax impact to results of operations	$7,191,474
Impact to taxes on income	2,930,238
Total impact to net income	$4,261,236

Impact to Basic Earnings per Share	$0.25
Impact to Diluted Earnings per Share	$0.25

•                  A significant increase in the unrealized gain on purchased power contracts due to an increase in forward energy prices. This unrealized gain added approximately $0.14 per share to the three months ended September 30, 2005, as compared to the unrealized loss of $0.01 per share for the same period of 2004.

•                  The increases were partially offset by approximately $0.08 per share due to retroactive revenues recorded in the third quarter of 2004 as discussed below.  There were no retroactive revenues recorded in the same period of 2005.

•                  A 2.7% decrease in water consumption impacted revenues negatively by approximately $1.1 million (or approximately $0.03 per share impact) as discussed below.

•                  A higher effective tax rate reduced earnings by $0.07 per share resulting from differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

Operating Revenues

Registrant relies upon rate approval by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

For the three months ended September 30, 2005, revenues from water utility operations decreased by 3.1% to $60.5 million, compared to $62.5 million for the three months ended September 30, 2004. The decrease primarily reflects: (i) a favorable CPUC decision resulting in the recording of approximately $2.0 million in August 2004 related to additional revenues associated with the Region II rate increase approved by the CPUC in August 2004 that were retroactive to February 14, 2004, pursuant to new legislation effective January 1, 2004; there were no corresponding retroactive revenues recorded in 2005, and (ii) decreases in water consumption of approximately 2.7% due to changes in weather conditions. These decreases were partially offset by increases in water rates covering almost all of GSWC’s water customers. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

For the three months ended September 30, 2005, revenues from electric operations increased by 5.4% to $6.5 million compared to $6.2 million for the three months ended September 30, 2004. The increase reflects primarily a rate increase effective on April 15, 2005 related to the 8.4 MW natural gas-fueled generation facility. This new rate is expected to increase annual revenues by approximately $2.7 million. For the three months ended September 30, 2005, the rate increase was partially offset by a 3% decrease in kilowatt-hour consumption.

For the three months ended September 30, 2005, other operating revenues increased by 231.5% to $988,000 compared to $298,000 for the three months ended September 30, 2004 due primarily to approximately $543,000 of additional revenues associated with the operation of the water and wastewater systems at Fort Bliss, located near El Paso, Texas that commenced on October 1, 2004.

Operating Expenses

For the three months ended September 30, 2005, purchased water costs increased by 2.9% to $15.8 million compared to $15.3 million for the three months ended September 30, 2004 due to supplier rate increases.  In addition, 49.8% of the Company’s supply mix was purchased water for the third quarter of 2005 as compared to 48.9% purchased water for the same period of 2004.  These increases were partially offset by a decline in customer demand resulting from lower consumption.

For the three months ended September 30, 2005, the cost of power purchased for pumping increased by 9.5% to $3.3 million compared to $3.0 million for the three months ended September 30, 2004 due to rate increases from suppliers, offset by a decrease in water consumption.

For the three months ended September 30, 2005, groundwater production assessments increased by 9.2% as compared to the three months ended September 30, 2004 due to increases in assessment rates levied against groundwater production, effective July 2005. Average pump tax rates increased in Regions II and III by approximately 5% and 22%, respectively.  The increases were offset by a decrease in well production due to decreased consumption.

Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. Registrant has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. Registrant believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time of filing of the applications. However, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

For the three months ended September 30, 2005, cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division decreased by 1.0% as compared to the three months ended September 30, 2004 due primarily to a decrease in kilowatt-hour usage.

Unrealized gain and loss on purchased power contracts represents gains and losses recorded for GSWC’s purchased power agreements with Pinnacle West Capital Corporation (“PWCC”), which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $4,018,000 pretax unrealized gain on purchased power contracts for the three months ended September 30, 2005 is due to an increase in current forward market prices since June 30, 2005. As of September 30, 2005, GSWC has recorded a cumulative unrealized gain of $5.5 million on its balance sheet.  Unrealized gains and losses at the Bear Valley Electric division of GSWC will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

A decrease of $502,000 during the three months ended September 30, 2005 in the provision for supply cost balancing accounts as compared to the three months ended September 30, 2004 primarily reflects: (i) a decrease of $375,000 in amortization primarily related to pre-November 2001 water supply cost balancing accounts and the electric balancing account, and (ii) a decrease of $107,000 in the electric supply cost balancing account due to a lower amount being written off over the $77 per MWh recovery cap authorized by the CPUC.

For the three months ended September 30, 2005, other operating expenses increased slightly by 0.7% to $4.9 million compared to $4.8 million for the three months ended September 30, 2004 due to: (i) higher labor costs in 2005 which increased by approximately $113,000 at GSWC; (ii) higher operating expenses of $143,000 at ASUS due to the commencement of operations of the water and wastewater system at Fort Bliss; (iii) higher chemical and water treatment costs which increased by approximately $127,000, and (iv) a net increase of approximately $90,000 in various other operating expenses.  These increases were offset by a $459,000 adjustment reflecting the approval from the CPUC of recovery of previously incurred operating expenses in the Aerojet memorandum account.

For the three months ended September 30, 2005, administrative and general expenses decreased by 4.9% to $10.1 million compared to $10.6 million for the three months ended September 30, 2004.  The decrease was due to: (i) lower outside services costs of approximately $646,000 in connection with new business development and other matters, and (ii) net decreases in various other miscellaneous expenses totaling $440,000. These decreases were offset by an approximate $300,000 increase in pensions and benefits caused by actuarial assumption changes in the discount rate and mortality tables, and increases of approximately $268,000 in various other benefit costs. Registrant believes that prudent administrative expenses approved in advance by state regulators to be incurred in the operation and management of its regulated subsidiaries will be recovered through water and electric rates.  Amounts included in each general rate case are estimated for future years.  Overages from those estimates are not covered in rates.

For the three months ended September 30, 2005, depreciation and amortization expense decreased by 15.8% to $4.7 million compared to $5.6 million for the three months ended September 30, 2004.  This decrease in depreciation expense resulted from the favorable CPUC decision on the Aerojet matter, discussed previously, which ordered GSWC to restore approximately $1 million to the appropriate plant accounts and decrease depreciation expense. In addition, Region II’s general rate case was approved in August 2004 by the CPUC, which increased the depreciation composite rates, retroactive to February 14, 2004 to match with the timing of revenue recovery. This resulted in an increase in depreciation expense of approximately $344,000 for the three months ended September 30, 2004. There was no corresponding increase in 2005. These decreases were partially offset by, among other things, the effects of recording approximately $71 million in additions to utility plant during 2004, depreciation on which began in January 2005. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

For the three months ended September 30, 2005, maintenance expenses increased by 18.8% to $3.1 million compared to $2.6 million for the three months ended September 30, 2004 due principally to increases in scheduled maintenance and emergency repairs at GSWC’s Regions II and III.  Maintenance expense increases for regulated activities are included in each general rate case and are covered in rates, unless disallowed as not reasonable or prudent.  Each of the Military Utility Privatization Subsidiaries bears the risk of increases in maintenance and all other costs above those authorized in the contract for operation of the water and wastewater systems for the U.S. Army or Air Force, unless it is entitled to an equitable adjustment for such matters as an increase in labor rates, changes in circumstances or differing site conditions from those anticipated at the time of execution of the contract.

For the three months ended September 30, 2005, taxes on operating income increased by 85.5% to $10.6 million compared to $5.7 million for the three months ended September 30, 2004 due, in part, to an increase in pretax operating income of 65.7%.  In addition, the effective tax rate (“ETR”) applicable to the three months ended September 30, 2005 increased to 46.2% as compared to a 41.3% ETR applicable to the three months ended September 30, 2004.  The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  During the second quarter of 2005, the recognition of the federal benefit of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the benefit to the subsequent tax year.  This resulted in additional income taxes of $801,000 for the three months ended September 30, 2005.

For the three months ended September 30, 2005, other taxes increased by 14.0% to $2.5 million compared to $2.2 million for the three months ended September 30, 2004 reflecting additional property taxes of $273,000 resulting from higher assessed values, and increases in payroll taxes of approximately $27,000 based on increased labor costs.

Other Income (Loss)

For the three months ended September 30, 2005, other net income (loss) was a loss of $64,000 as compared to a loss of $84,000 for the three months ended September 30, 2004. This was largely due to an increase in charitable contributions of $29,000 in connection with the Katrina Relief Fund, offset by increases in other investment income.

Interest Charges

For the three months ended September 30, 2005, interest expense decreased by $5.5 million reflecting the approval from the CPUC of previously incurred and expensed interest costs totaling $5.7 million in the Aerojet memorandum account, discussed previously. This was offset by increases in short-term borrowings and higher interest rates on short-term borrowings of approximately $232,000.

Consolidated Results of Operations – Nine Months Ended September 30, 2005 and 2004 (dollars in thousands)

	9 MOS	9 MOS
	ENDED	ENDED	$	%
	9/30/2005	9/30/2004	CHANGE	CHANGE
OPERATING REVENUES
Water	$155,587	$154,773	$814	0.5%
Electric	20,105	19,284	821	4.3%
Other	2,669	899	1,770	196.9%
Total operating revenues	178,361	174,956	3,405	1.9%

OPERATING EXPENSES
Water purchased	35,742	37,022	(1,280)	-3.5%
Power purchased for pumping	6,923	7,103	(180)	-2.5%
Groundwater production assessment	6,079	5,280	799	15.1%
Power purchased for resale	9,922	10,474	(552)	-5.3%
Unrealized gain on purchased power contracts	(7,492)	(257)	(7,235)	2815.2%
Gain on settlement for removal of wells	(760)	—	(760)	-100.0%
Gain on sale of water rights	—	(5,675)	5,675	-100.0%
Supply cost balancing accounts	1,042	4,835	(3,793)	-78.4%
Other operating expenses	15,137	14,538	599	4.1%
Administrative and general expenses	31,698	31,166	532	1.7%
Depreciation and amortization	16,036	15,840	196	1.2%
Maintenance	8,068	7,529	539	7.2%
Taxes on income	18,582	11,720	6,862	58.5%
Other taxes	7,041	6,566	475	7.2%
Total operating expenses	148,018	146,141	1,877	1.3%

Operating income	30,343	28,815	1,528	5.3%

OTHER INCOME (LOSS) - NET	(165)	371	(536)	-144.5%

INTEREST CHARGES	8,445	13,312	(4,867)	-36.6%

NET INCOME	$21,733	$15,874	$5,859	36.9%

Net income for the nine months ended September 30, 2005 increased 36.9% to $21.7 million, equivalent to $1.29 per common share on a basic and fully diluted basis, compared to $15.9 million or $1.04 per share for the nine months ended September 30, 2004. Impacting the comparability in the results of the two periods are the following significant items:

•                  A favorable decision issued by the CPUC in 2004 that resulted in a $5.7 million pre-tax gain on the sale of water rights during the second quarter of 2004 offset by an impairment loss of $482,000 associated with related assets removed from rate base pursuant to this decision.  This $5.2 million net gain added approximately $0.20 per share to the nine months ended September 30, 2004.

•                  A significant increase in the unrealized gain on purchased power contracts due to increasing energy prices.  This unrealized gain added approximately $7.5 million to pretax income, or $0.26 per share, to the nine months ended September 30, 2005, as compared to the unrealized gain of $0.3 million, or $0.01 per share, for the same period of 2004.

•                  As discussed in the quarterly results, the increase in the nine months recorded results reflects a favorable decision issued by the CPUC on July 21, 2005 regarding the Aerojet memorandum account which added about $4.3 million to net income in July or approximately $0.25 per share.  The impact to pre-tax income was to reduce interest charges, depreciation expense and other operating expenses as discussed below.

•                  A significant decrease in the provision for supply cost balancing account. In May 2004, GSWC recorded a cumulative $2.7 million regulatory liability with a corresponding charge booked to the provision for supply cost balancing account as a result of the advice letters filed for the memorandum supply cost accounts for Regions I and II that had net over-collection balances covering 2001, 2002, 2003 and parts of 2004. During the nine months ended September 30, 2005, there was no similar charge for over-collection. In addition, an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account which was approved by the CPUC in June of 2005 and was recorded during the nine months ended September 30, 2005 as a reduction to the provision.

•                  Water rate increases contributed approximately $6.1 million to revenues, almost all of which was offset by a 6.9% decrease in billed water consumption. The decrease in consumption negatively impacted earnings by approximately $0.15 per share.

•                  A higher effective tax rate reduced earnings by $0.07 per share resulting from differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

Operating Revenues

For the nine months ended September 30, 2005, revenues from water operations remained relatively flat compared to the nine months ended September 30, 2004. Water revenues reflect rate increases in 2004 and 2005 covering almost all of GSWC’s water customers which contributed $6.1 million in increased revenues, offset by a decrease of 6.9% in billed water consumption resulting from changes in weather conditions. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

For the nine months ended September 30, 2005, revenues from electric operations increased by 4.3% to $20.1 million compared to $19.3 million for the nine months ended September 30, 2004. The increase reflects a rate increase related to the commencement of operations of an 8.4 MW natural gas-fueled generation facility.  The new rates went into effect on April 15, 2005.  The rate increase for this facility is expected to generate approximately $2.7 million in additional annual revenues and is subject to refund.  The increase was offset by a slight decrease in kilowatt-hour consumption.

For the nine months ended September 30, 2005, other operating revenues increased by 196.9% to $2.7 million compared to $899,000 for the nine months ended September 30, 2004 due primarily to approximately $1.6 million of additional revenues associated with the operation of the water and wastewater systems at Fort Bliss, located near El Paso, Texas that commenced on October 1, 2004 pursuant to the terms of a 50-year contract between FBWS and the U.S. Government.

Operating Expenses

For the nine months ended September 30, 2005 and 2004, 47.2% of the Company’s supply mix was purchased water. Purchased water costs decreased by 3.5% to $35.7 million compared to $37.0 million for the nine months ended September 30, 2004 due primarily to a decline in customer demand resulting from lower consumption. These decreases were offset by increases in supplier rates.

For the nine months ended September 30, 2005, the cost of power purchased for pumping decreased by 2.5% to $6.9 million compared to $7.1 million for the nine months ended September 30, 2004 due primarily to a decrease in kilowatt hour usage caused by lower customer demand.

For the nine months ended September 30, 2005, groundwater production assessments increased by 15.1% as compared to the nine months ended September 30, 2004 due primarily to increases in assessment rates levied against groundwater production in Regions II and III, effective July 2004 and 2005. Average pump tax rates increased in Regions II and III in July 2004 by approximately 11% and 15%, respectively, and increased by 5% and 22%, respectively, in July 2005. In addition, GSWC received $728,000 for leasing temporary surplus water rights during the nine months ended September 30, 2004 which was recorded as a reduction to groundwater production assessments as compared to $221,000 received for the nine months ended September 30, 2005. These increases were partially offset by a decrease in well production due to a decline in customer demand.

For the nine months ended September 30, 2005, cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division decreased by 5.3% to $9.9 million compared to $10.5 million for the nine months ended September 30, 2004. The decrease was due primarily to two related events with Mirant Americas Energy Marketing (“Mirant Marketing”). The first event was the recording of additional one time costs for the nine months ended September 2004 that did not recur in the nine months ended September 2005.  The additional one time costs booked in the first nine months of 2004 was due to a refund to Mirant Marketing of $644,000 ordered by the Federal Energy Regulatory Commission (“FERC”) in March of 2004 for the one-time sale of excess energy in the spot market. While this increased the cost of power purchased for resale, GSWC also booked the refund payment to Mirant Marketing in its supply cost balancing account; therefore, there was no net impact on earnings in 2004. The second event was the result of a FERC order in November of 2004 in which FERC ordered Mirant Marketing to reimburse $247,000 of the amount GSWC had refunded to Mirant Marketing. GSWC received the reimbursement of $247,000 from Mirant Marketing in May of 2005. GSWC recorded the Mirant Marketing reimbursement in its supply cost balancing account which also resulted in no net impact on earnings in 2005. These decreases were partially offset by: (i) an increase of approximately $193,000 in charges from Southern California Edison due to rate increases, and (ii) increases in power costs paid to APX of approximately $65,000.

Unrealized gain and loss on purchased power contracts represents gains and losses recorded for GSWC’s purchased power agreements with PWCC, which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $7,492,000 pretax unrealized gain on purchased power contracts for the nine months ended September 30, 2005 is due to an increase in the current forward market prices since December 31, 2004. As of September 30, 2005, GSWC has recorded a cumulative unrealized gain of $5.5 million on its balance sheet.  Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

For the nine months ended September 30, 2005, Registrant recorded a net pre-tax gain of $760,000 on a settlement reached with the Fountain Hills Sanitary District (“FHSD”) in February 2005 for the capping of two CCWC wells in order to facilitate FHSD’s ability to secure certain permits.  Pursuant to the settlement agreement, CCWC agreed to permanently remove from service and cap one of its wells, and cap another well which had never been used as a potable source of supply.

For the nine months ended September 30, 2004, Registrant recorded a $5.7 million pre-tax gain on the sale of water rights reflecting a favorable CPUC decision in 2004. The $5.7 million represented settlement proceeds received in May 2004 from the City of Santa Monica relating to the sale and the assignment of rights regarding the Charnock Groundwater Basin.

A decrease of $3.8 million during the nine months ended September 30, 2005 in the provision for supply cost balancing accounts as compared to the nine months ended September 30, 2004 primarily reflects: (i) the recording in May 2004 of a cumulative $2.7 million regulatory liability with a corresponding charge booked to the provision for supply cost balancing account as a result of the advice letters filed for the memorandum supply cost accounts for Regions I and II that had net over-collection balances covering 2001, 2002, 2003 and parts of 2004; there was no similar charge during the same period of 2005; (ii) approval by the CPUC in June 2005 to recover an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account; (iii) a decrease of $883,000 in amortization primarily related to pre-November 2001 water supply cost balancing accounts and the electric balancing account, and (iv) a decrease of $283,000 in the electric supply cost amounts in excess of the $77 per MWh recovery cap authorized by the CPUC. These decreases were offset by: (i) a net change in the current period of $622,000 in the over-collections of the memorandum supply cost accounts, and (ii) the net refunds to Mirant Marketing previously discussed in cost of power purchased for resale in GSWC’s Bear Valley Electric service area.

For the nine months ended September 30, 2005, other operating expenses increased by 4.1% to $15.1 million compared to $14.5 million for the nine months ended September 30, 2004 due primarily to: (i) higher labor costs as a result of higher wages which increased by approximately $908,000 at GSWC; (ii) higher operating expenses of $439,000 at ASUS due to the commencement of operations of the water and wastewater system at Fort Bliss, and (iii) higher chemicals and water treatment costs of $152,000 at GSWC. These increases were offset by: (i) an impairment loss of $482,000 that was recorded at the end of the second quarter of 2004 related to the Charnock Groundwater Basin assets being removed from rate-base pursuant to a CPUC order in 2004, and (ii) by a $459,000 adjustment in the third quarter of 2005 reflecting the approval from the CPUC of recovery of previously incurred operating expenses in the Aerojet memorandum account.

For the nine months ended September 30, 2005, administrative and general expenses increased by 1.7% to $31.7 million compared to $31.2 million for the nine months ended September 30, 2004 due to: (i) an approximate $900,000 increase in pensions and benefits due to changes in actuarial assumptions with respect to the discount rate and mortality tables, and increases of approximately $834,000 in various other benefit costs, (ii) an approximate $347,000 increase in GSWC’s general office labor costs due to higher wages, and (iii) an approximate $351,000 increase at FBWS due to the commencement of operations of the water and wastewater system at Fort Bliss. These increases were partially offset by: (i) a $1.4 million decrease in outside services in connection with new business development and other matters, and (ii) a net decrease of approximately $536,000 in various other miscellaneous expenses.

For the nine months ended September 30, 2005, depreciation and amortization expense increased by 1.2% to $16.0 million compared to $15.8 million for the nine months ended September 30, 2004 reflecting, among other things, the effects of recording approximately $71 million in additions to utility plant during 2004, depreciation on which began in January 2005. This increase was offset by a decrease in depreciation expense resulting from the favorable CPUC decision on the Aerojet matter, discussed previously, which ordered GSWC to restore approximately $1 million to the appropriate plant accounts and decrease depreciation expense.  Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

For the nine months ended September 30, 2005, maintenance expense increased by 7.2% to $8.1 million compared to $7.5 million for the nine months ended September 30, 2004 due principally to increases in scheduled maintenance and emergency repairs at GSWC’s Region III and an increase of $169,000 in maintenance expenses for FBWS due to the Fort Bliss operations which began in October 2004. Each of the Military Utility Privatization Subsidiaries bears the risk of increases in maintenance and all other costs above those authorized in the contract for operation of the water and wastewater systems for the U.S. Army and Air Force, unless it is entitled to an equitable adjustment for such matters as an increase in labor rates, changes in circumstances or differing site conditions from those anticipated at the time of execution of the contract.

For the nine months ended September 30, 2005, taxes on operating income increased by 58.5% to $18.6 million compared to $11.7 million for the nine months ended September 30, 2004 due, in part, to an increase in pretax operating income of 48.7%. In addition, the ETR applicable to the nine months ended September 30, 2005 increased to 45.9% as compared to a 43.1% ETR applicable to the nine months ended September 30, 2004.  The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  During the nine months ended September 30, 2005, the recognition of the federal benefit of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the benefit to the subsequent tax year.  This resulted in additional income taxes of $1,190,000.

For the nine months ended September 30, 2005, other taxes increased by 7.2% to $7.0 million compared to $6.6 million for the nine months ended September 30, 2004 reflecting an increase of approximately $351,000 in additional property taxes resulting from higher assessed values, and increases in payroll taxes of approximately $112,000 based on increased labor costs.

Other Income (Loss)

For the nine months ended September 30, 2005, other net income (loss) was a loss of $165,000 as compared to income of $371,000 for the nine months ended September 30, 2004. This was largely due to a reduction in GSWC’s estimate of customer refunds associated with lease revenues from the City of Folsom adjusted in September 2004.

Interest Charges

For the nine months ended September 30, 2005, interest charges decreased by 36.6% to $8.4 million compared to $13.3 million for the nine months ended September 30, 2004 reflecting the approval from the CPUC of previously incurred and expensed carrying costs totaling $5.7 million in the Aerojet memorandum account, discussed previously. This was offset by increases in short-term borrowings and higher interest rates on short-term borrowings of approximately $645,000. In addition, during the first quarter of 2004 GSWC recorded the recovery of carrying costs of approximately $168,000 with respect to the costs incurred in connection with the CPUC’s investigation of water quality matters relating to public utilities regulated by the CPUC which was authorized by the CPUC in March 2004. There was no corresponding recovery in 2005.

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

Liquidity and Capital Resources

AWR

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from its subsidiaries, principally GSWC.

Net cash provided by operating activities was $45.2 million for the nine months ended September 30, 2005 as compared to $48.1 million for the nine months ended September 30, 2004. The decrease of $2.9 million was primarily attributable to the receipt in the first quarter of 2004 of $8.7 million from Aerojet in connection with the settlement of the litigation which accounted for the change in other accounts receivable. This decrease was offset primarily by the receipt of $5.0 million in federal tax refunds during the nine months ended September 30, 2005 not received during the nine months ended September 30, 2004. A change in cash provided by operating activities is also affected by the timing of cash receipts and disbursements related to other working capital items.

Net cash used in investing activities was $52.0 million for the nine months ended September 30, 2005 as compared to $57.5 million for the nine months ended September 30, 2004 due to higher capital expenditures incurred during the third quarter of 2004.

Net cash provided by financing activities was $8.2 million for the nine months ended September 30, 2005 as compared to net cash provided by financing activities of $3.3 million for the nine months ended September 30, 2004. The increase in net cash provided by financing activities was due primarily to an increase in short-term borrowings against the revolving credit line and by a $2.0 million increase in receipt of advances for and contributions in aid of construction.  In addition, the change also reflects approximately $35 million of proceeds from the issuance of common shares which was then used to pay down $28 million of short-term borrowings in September of 2004.

In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. As of September 30, 2005, an aggregate of $55 million in cash borrowing included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility.

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

GSWC

Net cash provided by operating activities was $47.2 million for the nine months ended September 30, 2005 as compared to $50.6 million for the nine months ended September 30, 2004.  The decrease of $3.4 million in cash provided by operations was primarily attributable to the receipt in the first quarter of 2004 of $8.7 million from Aerojet in connection with a settlement agreement. This was offset by: (i) the payment of approximately $1.4 million to Southern California Edison in March of 2004 pursuant to a settlement agreement, with no corresponding payment in 2005, and (ii) an approximately $3.5 million increase in intercompany receivable/payable.  There were also other changes in the timing of cash receipts from customer accounts receivable and disbursements related to other working capital items.

Net cash used in investing activities decreased to $48.8 million for the nine months ended September 30, 2005 as compared to $54.8 million for the same period of 2004 due to higher capital expenditures during the third quarter of 2004.

Net cash provided by financing activities was $3.0 million for the nine months ended September 30, 2005 as compared to net cash used in financing activities of $1.6 million for the nine months ended September 30, 2004, reflecting primarily an increase in intercompany borrowings.  There was also an $823,000 increase in receipt of advances for and contributions in aid of construction in 2005.  In addition, the change reflects $28 million received by GSWC from the issuance of common shares to AWR, offset by the repayment of $24.5 million of intercompany short-term borrowings in 2004.

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, and timing of rate relief.

GSWC also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances to fund the majority of its construction expenditures. GSWC has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of September 30, 2005, $50 million remained for issuance under this Registration Statement.

On October 11, 2005, CoBank purchased a 5.87% Senior Note due December 20, 2028 (the “Note”) in the aggregate principal amount of $40,000,000 from GSWC pursuant to the terms of a Note Purchase Agreement dated as of October 11, 2005 between GSWC and CoBank. The proceeds were used to pay down GSWC’s intercompany short-term borrowings.

In February 2005, Moody’s Investor Services (“Moody’s”) changed the rating outlook for $175 million of senior unsecured debt at GSWC from A2 negative to A2 stable.  Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). GSWC currently has a debt rating of A- with negative outlook by S&P.  Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

CCWC

CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal operating sources or short-term borrowings from AWR. CCWC also relies on external sources, including long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

ASUS

ASUS funds its operating expenses primarily through management fees and investments by or loans from AWR.  ASUS, in turn, provides funding to the Military Utility Privatization Subsidiaries.

Contractual Obligations and Other Commitments

The following is an update to AWR’s contractual obligations and other commitments. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Contractual Obligations and Other Commitments” section of the Registrant’s Form 10-K for the year-ended 2004  for a detailed discussion of contractual obligations and other commitments.

In June 2005, AWR amended and restated its syndicated revolving credit agreement which increased its borrowing limit under this agreement to $85 million and extended the maturity date to June 2010.  Up to $20 million of this facility may be used for letters of credit. As of September 30, 2005, an aggregate of $55 million in cash borrowings are included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens indebtedness and guaranty obligations and, transactions with affiliates and contains a negative pledge, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating covenant. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.

On October 11, 2005, CoBank purchased a 5.87% Senior Note due December 20, 2028 in the aggregate principal amount of $40,000,000 from GSWC pursuant to the terms of a Note Purchase Agreement dated as of October 11, 2005 between GSWC and CoBank. The proceeds were used to pay down GSWC’s intercompany short-term borrowings. This Agreement contains restrictions on (i) incurring liens and entering into sale and leaseback transactions, with customary exceptions, (ii) dispositions of property with a book value of more than 15% of total capitalization (as defined) in any fiscal year, unless the proceeds are used within one year to purchase public utility property or redeem all or a portion of the amount borrowed from CoBank or other debt ranking pari passu with the debt owed to CoBank, (iii) merging or consolidating with any other person, unless GSWC is the survivor or the survivor is principally engaged in the business of a water or wastewater public utility and the financial covenants described below are satisfied on a pro forma basis at the end of the quarter immediately preceding the merger or consolidation, after giving effect to the transaction, (iv) incurring any indebtedness if, as a result an event of default would occur or the total indebtedness to EBITDA ratio ( as defined) of GSWC at the end of the quarter preceding the transaction would exceed 8 to 1 or the total indebtedness to capitalization ratio (as defined) would exceed .6667 to 1, or (v) declaring or paying any dividends in cash or property if at the time of the distribution or payment, an event of default would occur or, if after giving effect to the distribution, the total indebtedness to capital ratio (as defined) of GSWC would be more than .6667 to 1.

Under the terms of its power purchase contracts, GSWC is required to post security, at the request of the seller, if GSWC is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. GSWC will be in default under the terms of these contracts if its debt is rated less than BBB- by S&P or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s. GSWC currently has a senior unsecured debt rating of A- with a negative outlook by S&P and A2 with a recent upgrade from negative to “stable outlook” by Moody’s. Fitch does not rate GSWC.

S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of September 30, 2005, GSWC has unconditional purchase obligations for capital projects of approximately $36.5 million. During the nine months ended September 30, 2005, GSWC spent $48.8 million for these purposes.

During the nine months ended September 30, 2005, CCWC spent $2,843,000 primarily related to a new water treatment facility, the cost of which is included in rates authorized by the ACC in October 2005.

AWR has no material capital commitments.  ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments.  Each of the Military Utility Privatization Subsidiaries has capital commitments that are to be funded by future revenues under the contracts with the U.S. Government.

Regulatory Matters

Regulation

GSWC is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classifications of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of public convenience and necessity as to the extension of services and facilities and various other matters. CCWC and FBWS are subject to regulation by the ACC and the TCEQ, respectively.

Changes in Rates

The CPUC has approved GSWC’s advice letter requesting rate increases in Region I. The new rates were effective June 8, 2005 and are expected to generate annual revenues of $2.3 million.

On November 2, 2004, GSWC filed advice letters with the CPUC for step increases for Region II in an amount of approximately $2.8 million and attrition increases of approximately $2.4 million for Region III that were approved and became effective January 1, 2005.

On July 10, 2003, the CPUC approved the Certificate of Public Convenience and Necessity (“CPCN”) for construction of an 8.4 MW natural gas-fueled generation facility on a portion of its property in the City of Big Bear Lake. The capital cost of the generating facility was approximately $13 million. GSWC filed for increased rates in the third quarter of 2004, using a special filing called a “Major Additions Adjustment Clause” or “MAAC” filing. This request was approved by the CPUC and the new rates became effective on April 15, 2005, which should result in an estimated annual revenue increase of approximately $2.7 million.  The rate increase for the generation facility is all subject to refund pending final cost review.

CCWC filed its rate case with the ACC in August 2004. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and is expected to generate additional annual revenues of $1.1 million, an 18% increase over current revenues.

Pending Rate Changes

In February 2005, GSWC filed an application with the CPUC for rate increases in Region III. If approved as filed, the rate increases are expected to generate approximately $15.6 million in annual revenues starting in 2006.  In addition, rates are expected to increase by approximately $1.0 million in 2007 and 2008, respectively.  A decision on this application is expected in the fourth quarter of 2005; however, at this time management is unable to predict the ultimate outcome of this rate case.

Other Regulatory Matters

In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC are required to seek review of under- and over- collections by filing an advice letter annually.  GSWC filed advice letters in 2004 and 2005 with respect to its cumulative net over-collection for Regions I and II for the period from November 29, 2001 to December 31, 2004, which has been recorded as a regulatory liability.  In June 2005, the CPUC approved these advice letters, as filed, for the 2001, 2002 and 2003 years and as a result a $1.4 million over-collection was transferred to the supply cost balancing accounts. The advice letters for 2004 totaling $4.2 million net over-collection were approved by the CPUC in August of 2005.  The $4.2 million net over-collection includes approximately $3.5 million of the net proceeds received from potentially responsible parties in the Charnock Groundwater Basin, which was recorded as a regulatory liability. The amount was transferred to the supply cost balancing accounts in August 2005. There was no impact to earnings as these over-collections had been recorded as regulatory liabilities in prior years.

GSWC also filed advice letters with the CPUC for review of the activity in the Region III memorandum supply cost account for the period from November 29, 2001 to December 31, 2004 totaling a cumulative $4.2 million under-collection. A regulatory asset with respect to this under-collection was not recorded pending receipt of a CPUC decision authorizing the recovery of the under-collection.  In June 2005, the CPUC approved the transfer of an approximate $1.3 million under-collection in Region III’s 2004 memorandum supply cost account into the water supply cost balancing account, income of which was recorded in the second quarter of 2005.  The advice letters for the 2001-2003 years were approved in October 2005.  As a result, GSWC will be allowed to recover an under-collection of $2.9 million recorded in the supply cost memorandum account between November 2001 and December 2003. This will result in an increase to pre-tax income of $2.9 million in the fourth quarter of 2005.

On July 21, 2005, the CPUC authorized GSWC to collect the balance of the Aerojet litigation memorandum account of approximately $21.3 million, through a rate surcharge, which will continue for no longer than 20 years.  As a result of this decision, GSWC, among other things, was ordered to: (i) impose a surcharge in the Arden-Cordova customer service area to amortize the balance totaling $21.3 million in the memorandum account and consequently, GSWC reflected an increase of approximately $6.2 million in its regulatory assets to include previously expensed carrying costs and record a corresponding gain in its results of operations during the third quarter of 2005; (ii) restore the appropriate plant accounts by approximately $1.0 million with a corresponding decrease in depreciation expense during the third quarter of 2005, due to the full reimbursement from Aerojet of capital expenditures, and (iii) keep the memorandum account open until it is fully amortized. However, no costs may be added to the memorandum account, other than cumulative interest charges approved by the decision. Furthermore, it is management’s intention to offset any settlement proceeds from Aerojet’s proposed land development, first against an $8 million note from Aerojet and then against the balance in the memorandum account at the time of receipt of the settlement payments.

Environmental Matters

Our subsidiaries are subject to increasingly stringent environmental regulations including the 1996 amendments to Federal Safe Drinking Water Act; enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; and the long-term enhanced surface water treatment rules; ground water treatment rule; contaminant regulation of radon and arsenic; and unregulated contaminants monitoring rule.

Additional information on these requirements and other significant environmental matters are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2004 Annual Report on Form 10-K for the year ended December 31, 2004.  Construction activities at the new treatment plant in the Calipatria-Niland customer service area were completed in the second quarter of 2005.  As a result, management believes that all surface water plants in GSWC and CCWC are in compliance with the Enhanced Surface Water Treatment Rule which becomes effective on June 1, 2006. Except for this matter, there have been no other material changes in any of the environmental matters discussed in the Form 10-K since December 31, 2004.

Under the terms of contracts executed by the Military Utility Privatization Subsidiaries with the U.S. Army and U.S. Air Force, the U.S. Government continues to be responsible for environmental contamination caused by its fault or negligence and for environmental contamination that occurred prior to execution of the contract. In addition, each of the Military Utility Privatization Subsidiaries has the right to seek an equitable adjustment to its contract in the event that there are changes in environmental laws, a change in the quality of water used in providing water service or wastewater discharged by the U.S. Government or contamination of the air or soil not caused by the fault or negligence of the Military Utility Privatization Subsidiary. Following the end of a transition period, one of the Military Utility Privatization Subsidiaries will assume responsibility for operation and maintenance of the water and wastewater systems at Fort Eustis, Virginia. The U.S. Government has entered into a consent order with the Department of Health of the Commonwealth of Virginia relating to exceedances of the non-acute primary maximum contaminant level for total coliform bacteria, which appears to be due to biological growth in the distribution system. This Military Utility Privatization Subsidiary will be undertaking a number of improvements to the water system at Fort Eustis to address this problem. Until these improvements are completed, there may be additional exceedances of the non-acute primary maximum contaminant level for total coliform bacteria at Fort Eustis.

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

•                  Rainfall

•                  Availability of Colorado River water and imported water from northern California

•                  The amount of water stored in reservoirs and groundwater basins

•                  The amount of water used by our customers and others

•                  Water quality

•                  Legal limitations on use

Population growth and increases in the amount of water used have increased limitations on use to prevent over-drafting of groundwater basins. The importation of water from the Colorado River, one of GSWC’s important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project (“CAP”) and other limitations on the amount of water that the Metropolitan

Water District of Southern California (“MWD”) is entitled to take from the Colorado River. MWD is expected to increase its efforts to secure additional supplies from conservation, desalination and water exchanges with the agricultural water users.

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

The U.S. Government is responsible for supplying water under the terms of the contracts with our Military Utility Privatization Subsidiaries.

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

We may be able to recover increased operating and construction costs for our regulated systems through the ratemaking process. We may also be able to recover certain of these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination. We may be able to recover increased operating and construction costs for the water systems operated by our Military Utility Privatization Subsidiaries through equitable adjustments to our contracts with the U.S. Army and Air Force.

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

•                  Our business entails a significant risk of litigation, brought on a variety of legal theories, alleging that we have caused personal injury and property damage as a result of alleged delivery of contaminated water;

•                  Our operating costs have increased and are expected to continue to increase as a result of groundwater contamination;

•                  Environmental regulation has increased, and is expected to continue to increase our operating costs;

•                  The adequacy of our water supplies depends upon a variety of factors beyond our control described more fully in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Water Supply” section;

•                  Our earnings are greatly affected by weather during different seasons;

•                  Our liquidity, and in certain circumstances, earnings, could be adversely affected by increases in electricity and natural gas prices in California;

•                  Our business requires significant capital expenditures; and

•                  The expansion of our contract operations exposes us to different risks than those associated with our utility operations.

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

(b)  Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the third quarter of 2005.

The following table provides information about repurchases of common shares by AWR during the three months ended September 30, 2005:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
July 1 – 31, 2005	393	(2)	$30.31	—	NA	(3)
August 1 – 31, 2005	16,403	(4)	$29.96	—	NA	(3)
September 1 – 30, 2005	9,213	(4)	$31.94	—	NA	(3)
Total	26,009		$30.66	—	NA	(3)

(1)  None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)  All of these Common Shares were acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3) None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

(4)  Of this amount, 15,500 and 8,500 Common Shares were acquired on the open market in August and September, respectively, for employees pursuant to the Company’s 401(k) plan. All of the Common Shares needed to meet the requirements of this plan were purchased in the open market.  The remainder of the Common Shares was acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted during the third quarter of the 2005 fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information

(a)  On November 7, 2005, the Board of Directors of Registrant declared a regular quarterly dividend of $0.225 per common share. The dividend will be paid December 1, 2005 to shareholders of record as of the close of business on November 18, 2005. The Board also approved an amendment to the Company’s Supplemental Executive Retirement Plan to provide that annual bonus payments and dividend equivalent rights be included in compensation for purposes of determining the amount of payments under the Plan. In addition, the Board authorized the Company to make payments to Mr. Sprowls in an amount equal to what Mr. Sprowls would be entitled to receive under the Company’s Pension Plan and Supplemental Executive Retirement Plan if Mr. Sprowls retires prior to becoming vested in these plans.

On November 7, 2005, the Compensation Committee also approved a new form of Amended and Restated Change-in-Control Agreement for each of the executive officers of Registrant which will amend and restate the current change-in-control agreements. The change in control agreements, as amended, provide each of the executive officers with certain benefits in the event of a change in control of AWR if the executive officer’s employment is terminated other than for cause or disability or the executive terminates employment for good reason. A change in control under these agreements will generally include (i) any sale, lease, exchange or other change in ownership (in one or a series of transactions) of all or substantially all of the assets of AWR, unless its business is continued by another entity in which holders of AWR’s voting securities immediately before the event own, either directly or indirectly, more than 55% of the continuing entity’s voting securities after the event, (ii) a reorganization or merger of AWR, unless the holders of AWR’s voting securities immediately before the event own, either directly or indirectly, more than 55% of the continuing entity’s voting securities and at least a majority of the members of the continuing entity’s board of directors were members of the incumbent Board of Directors at the time that such incumbent Board of Directors took action on such reorganization or merger, or (iii) an acquisition by any person or group acting in concert of more than 55% of the voting securities of AWR, unless the holders of AWR’s voting securities immediately before the event own, either directly or indirectly, more than 55% of the acquirer’s voting securities immediately after the acquisition, (iv) the consummation of a tender offer or exchange offer by any person or group which results in that person or group owning beneficially more than 25% of the voting securities of AWR, unless the tender offer is made by AWR or one of its subsidiaries or the tender offer is approved by a majority of the members of the Board of Directors of AWR who were in office at the beginning of the 12 month period preceding the tender offer, or (v) a change of one-half or more of the members of the Board of Directors, unless the election or nomination for election by shareholders of new directors within such period constituting a majority of the applicable Board was approved by a vote of at least  2/3rds of the directors still in office who were in office at the beginning of the 12 month period. An executive may terminate his or her employment for good reason if the executive is assigned duties inconsistent in any respect with the executive’s position, the executive is not reappointed to such position, except as a result of death, disability or termination for cause, or any other action which results in a diminution of such position following the change in control, the executive’s compensation is reduced or the executive is located at an office that increases the distance from the executive’s home by more than 35 miles.

Under the change in control agreements, as amended, each executive will be entitled to receive an amount equal to 2.99 times the sum of (i) his or her annual salary at the highest rate in effect during the three calendar years preceding the termination of employment, (ii) the average of the payments made to the executive during the preceding 5 calendar years under any cash compensation plan, and (iii) the average of the amount of cash received by the executive during the preceding 5 calendar years with respect to dividend equivalents credited to the account of the executive. In addition, each executive officer will be entitled to a cash lump sum payment equal to the excess of (i) the single sum actuarial equivalent of what the executive’s accrued benefits would be under the terms of the Southern California Water Company Pension Plan, or any successor plan (the “Pension Plan”) at the time of the executive’s termination of employment, whether or not vested, if the executive were credited with 3 additional years of service and (ii) the single sum actuarial equivalent of the executive’s benefits under the Pension Plan at the time of termination of employment.  Health and welfare benefits will also be extended for an additional three years for the Chief Executive Officer and Chief Financial Officer and for an additional two years for each of the other executive officers. The change in control agreements also provide for a gross-up payment if any executive officer is required to pay an excise tax under Section 4999 of the Internal Revenue Code.

(b)  There have been no material changes during the third quarter of 2005 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a) The following documents are filed as Exhibits to this report:

3.1                                 Restated Articles of Incorporation of Golden State Water Company, as amended (1)

10.1                           Supplemental Executive Retirement Plan, as amended (1)(2)

10.2                           Letter Agreement with Mr. Sprowls regarding retirement benefits (1)(2)

10.3                           Form of Amended and Restated Change in Control Agreement (1)(2)

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1                  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1                  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2                           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)  Filed concurrently herewith.

(2)  Management contract or compensatory benefit plan.

(3)  Furnished concurrently herewith.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY and its subsidiary GOLDEN STATE WATER COMPANY

By:	/s/ Robert J. Sprowls
Robert J. Sprowls
Senior Vice President-Finance, Chief Financial
Officer Treasurer and Corporate Secretary

Dated: November 9, 2005