Form 10-Q
period 2006-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2006-05-10
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

or

☐                     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                    to

Commission file number  001-14431

American States Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 E. Foothill Blvd, San Dimas, CA	91773-1207
(Address of Principal Executive Offices)	(Zip Code)

(909) 394-3600

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Commission file number  001-12008

Golden State Water Company

(Exact Name of Registrant as Specified in Its Charter)

California	95-1243678
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 E. Foothill Blvd, San Dimas, CA	91773-1212
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated file. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):

American States Water Company	Large accelerated filer ☐	Accelerated filer ☒	Nonaccelerated filer ☐
Golden State Water Company	Large accelerated filer ☐	Accelerated filer ☐	Nonaccelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes ☐ No ☒
Golden State Water Company	Yes ☐ No ☒

As of May 10, 2006, the number of Common Shares outstanding, of American States Water Company was 16,825,639 shares.

As of May 10, 2006, all of the 122 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

AMERICAN STATES WATER COMPANY

and

GOLDEN STATE WATER COMPANY

FORM 10-Q

INDEX

Part I	Financial Information

Item 1:	Financial Statements

Consolidated Balance Sheets of American States Water Company as of March 31, 2006 and December 31, 2005

Consolidated Statements of Income of American States Water Company for the Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flow of American States Water Company for the Three Months Ended March 31, 2006 and 2005

Balance Sheets of Golden State Water Company as of March 31, 2006 and December 31, 2005

Statements of Income of Golden State Water Company for the Three Months Ended March 31, 2006 and 2005

Statements of Cash Flow of Golden State Water Company for the Three Months Ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Item 4:	Controls and Procedures

Part II	Other Information

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

Signatures

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

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the latest Annual Report on Form 10-K of American States Water Company and its wholly-owned subsidiary, Golden State Water Company.

Filing Format

This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”) and Golden State Water Company (hereinafter “GSWC”) (formerly known as Southern California Water Company). For more information, please see Note 1 to the Notes to Consolidated Financial Statements and the heading entitled General in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

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

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	March 31,	December 31,
(in thousands)	2006	2005

Utility Plant, at cost

Water	$871,120	$869,471
Electric	61,494	61,386
	932,614	930,857
Less - Accumulated depreciation	(267,098)	(259,915)
	665,516	670,942
Construction work in progress	58,288	42,283
Net utility plant	723,804	713,225

Other Property and Investments
Goodwill	11,820	11,841
Other property and investments	9,738	9,740
Total other property and investments	21,558	21,581

Current Assets
Cash and cash equivalents	14,400	13,032
Accounts receivable-customers (less allowance for doubtful accounts of $757 in 2006 and $789 in 2005)	10,024	13,341
Unbilled revenue	15,722	15,195
Other accounts receivable (less allowance for doubtful accounts of $313 in 2006 and $337 in 2005)	10,151	10,844
Income taxes receivable	110	822
Materials and supplies, at average cost	1,409	1,421
Regulatory assets - current	5,782	6,104
Prepayments and other current assets	2,394	2,998
Unrealized gain on purchased power contracts	1,262	3,417
Costs and estimated earnings in excess of billings on uncompleted contracts	3,883	—
Deferred income taxes - current	2,644	1,692
Total current assets	67,781	68,866

Regulatory and Other Assets
Regulatory assets	57,789	55,866
Other accounts receivable	8,928	8,820
Deferred income taxes	36	—
Other	8,074	8,419
Total regulatory and other assets	74,827	73,105

Total Assets	$887,970	$876,777

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

	March 31,	December 31,
(in thousands)	2006	2005

Capitalization
Common shares, no par value, no stated value	$167,388	$166,529
Earnings reinvested in the business	103,239	101,121
Accumulated other comprehensive loss	(3,556)	(3,556)
Total common shareholders’ equity	267,071	264,094
Long-term debt	268,266	268,405
Total capitalization	535,337	532,499

Current Liabilities
Notes payable to banks	31,000	27,000
Long-term debt - current	635	635
Accounts payable	19,996	19,653
Income taxes payable	1,962	1,534
Accrued employee expenses	4,721	5,879
Accrued interest	5,264	2,254
Regulatory liabilities - current	5,400	5,592
Deferred income taxes - current	—	86
Other	11,394	14,952
Total current liabilities	80,372	77,585

Other Credits
Advances for construction	87,150	85,168
Contributions in aid of construction - net	84,701	83,976
Deferred income taxes	71,193	69,669
Unamortized investment tax credits	2,496	2,518
Accrued pension and other postretirement benefits	15,468	13,562
Regulatory liabilities	760	1,823
Billings in excess of costs and estimated earnings on uncompleted contracts	2,649	2,207
Other	7,844	7,770
Total other credits	272,261	266,693

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$887,970	$876,777

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2006	2005

Operating Revenues
Water	$48,149	$41,497
Electric	8,346	7,470
Other	4,118	851
Total operating revenues	60,613	49,818

Operating Expenses
Water purchased	8,344	7,686
Power purchased for pumping	1,604	1,487
Groundwater production assessment	2,083	1,921
Power purchased for resale	4,563	4,137
Unrealized loss (gain) on purchased power contracts	2,155	(3,015)
Supply cost balancing accounts	487	1,078
Other operating expenses	4,700	5,069
Administrative and general expenses	10,832	10,174
Depreciation and amortization	6,483	5,664
Maintenance	2,755	2,466
Property and other taxes	2,547	2,299
Gain on settlement for removal of wells	—	(760)
Total operating expenses	46,553	38,206

Operating Income	14,060	11,612

Interest expense	(5,256)	(4,725)
Interest income	899	21

Income from operations before income tax expense	9,703	6,908

Income tax expense	3,804	3,144

Net Income	$5,899	$3,764

Weighted Average Number of Shares Outstanding	16,806	16,761
Basic Earnings Per Common Share	$0.35	$0.22

Weighted Average Number of Diluted Shares	16,909	16,805
Fully Diluted Earnings Per Share	$0.35	$0.22

Dividends Declared Per Common Share	$0.225	$0.225

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Cash Flows From Operating Activities:
Net income	$5,899	$3,764
Adjustments for non-cash items:
Depreciation and amortization	6,483	5,664
Provision for doubtful accounts	176	145
Deferred income taxes and investment tax credits	220	1,554
Unrealized loss (gain) on purchased power contracts	2,155	(3,015)
Stock based compensation expense	68	8
Other - net	323	516
Changes in assets and liabilities:
Accounts receivable - customers	3,141	1,661
Unbilled revenue	(527)	883
Other accounts receivable	585	1,250
Materials and supplies	12	45
Prepayments and other current assets	604	968
Regulatory assets - supply cost balancing accounts	487	1,078
Other assets	(5,170)	741
Accounts payable	343	(3,746)
Income taxes receivable/payable	1,140	1,594
Other liabilities	833	4,699
Net cash provided	16,772	17,809

Cash Flows From Investing Activities:
Construction expenditures	(19,399)	(18,826)
Net cash used	(19,399)	(18,826)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	529	318
Proceeds from stock option exercises	190	—
Tax benefits from exercise of stock-based awards	45	—
Receipt of advances for and contributions in aid of construction	2,841	4,031
Refunds on advances for construction	(357)	(484)
Repayments of long-term debt	(139)	(222)
Net change in notes payable to banks	4,000	2,000
Cash received on financing portion of purchased power contracts	667	667
Dividends paid	(3,781)	(3,771)
Net cash provided	3,995	2,539

Net increase in cash and cash equivalents	1,368	1,522
Cash and cash equivalents, beginning of period	13,032	4,303
Cash and cash equivalents, end of period	$14,400	$5,825

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS

(Unaudited)

	March 31,	December 31,
(in thousands)	2006	2005

Utility Plant, at cost

Water	$821,215	$819,958
Electric	61,494	61,386
	882,709	881,344
Less - Accumulated depreciation	(253,348)	(246,649)
	629,361	634,695
Construction work in progress	55,923	38,334
Net utility plant	685,284	673,029

Other Property and Investments
Other property and investments	7,357	7,364
Total other property and investments	7,357	7,364

Current Assets
Cash and cash equivalents	10,828	8,788
Accounts receivable-customers (less allowance for doubtful accounts of $723 in 2006 and $765 in 2005)	9,730	12,919
Unbilled revenue	15,302	14,856
Inter-company receivable	648	263
Other accounts receivable (less allowance for doubtful accounts of $310 in 2006 and $334 in 2005)	5,455	6,106
Materials and supplies, at average cost	1,392	1,404
Regulatory assets - current	5,711	6,033
Prepayments and other current assets	2,201	2,795
Unrealized gain on purchased power contracts	1,262	3,417
Deferred income taxes - current	2,627	1,693
Total current assets	55,156	58,274

Regulatory and Other Assets
Regulatory assets	57,566	55,627
Other accounts receivable	8,928	8,820
Other	7,252	7,575
Total regulatory and other assets	73,746	72,022

Total Assets	$821,543	$810,689

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

	March 31,	December 31,
(in thousands)	2006	2005

Capitalization
Common shares, no par value, no stated value	$159,852	$159,531
Earnings reinvested in the business	100,692	99,645
Accumulated other comprehensive loss	(3,556)	(3,556)
Total common shareholder’s equity	256,988	255,620
Long-term debt	261,471	261,540
Total capitalization	518,459	517,160

Current Liabilities
Long-term debt - current	295	295
Accounts payable	17,871	17,914
Inter-company payable	3,915	—
Income taxes payable to Parent	3,279	2,268
Accrued employee expenses	4,399	5,507
Accrued interest	5,153	2,218
Regulatory liabilities - current	5,400	5,592
Deferred income taxes - current	—	109
Other	10,798	12,390
Total current liabilities	51,110	46,293

Other Credits
Advances for construction	76,795	74,790
Contributions in aid of construction - net	83,593	83,055
Deferred income taxes	66,801	65,469
Unamortized investment tax credits	2,496	2,518
Accrued pension and other postretirement benefits	15,468	13,562
Regulatory liabilities	—	1,063
Other	6,821	6,779
Total other credits	251,974	247,236

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$821,543	$810,689

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Operating Revenues
Water	$46,367	$40,154
Electric	8,346	7,470
Other	2,600	20
Total operating revenues	57,313	47,644

Operating Expenses
Water purchased	8,174	7,570
Power purchased for pumping	1,515	1,412
Groundwater production assessment	2,083	1,921
Power purchased for resale	4,563	4,137
Unrealized loss (gain) on purchased power contracts	2,155	(3,015)
Supply cost balancing accounts	487	1,078
Other operating expenses	4,527	4,613
Administrative and general expenses	9,918	8,861
Depreciation and amortization	6,031	5,386
Maintenance	2,584	2,309
Property and other taxes	2,428	2,185
Total operating expenses	44,465	36,457

Operating Income	12,848	11,187

Interest expense	(4,803)	(4,419)
Interest income	797	17

Income from operations before income tax expense	8,842	6,785

Income tax expense	3,495	3,106

Net Income	$5,347	$3,679

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

CASH FLOW STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Cash Flows From Operating Activities:
Net income	$5,347	$3,679
Adjustments for non-cash items:
Depreciation and amortization	6,031	5,386
Provision for doubtful accounts	163	139
Deferred income taxes and investment tax credits	45	1,154
Unrealized loss (gain) on purchased power contracts	2,155	(3,015)
Stock based compensation expense	67	8
Other - net	93	321
Changes in assets and liabilities:
Accounts receivable - customers	3,026	1,623
Unbilled revenue	(446)	901
Other accounts receivable	543	1,140
Materials and supplies	12	48
Prepayments and other current assets	594	920
Regulatory assets - supply cost balancing accounts	487	1,078
Other assets	(1,332)	950
Accounts payable	(43)	(3,489)
Inter-company receivable/payable	1,030	(2,655)
Income taxes receivable/payable from/to Parent	1,011	4,953
Other liabilities	531	3,727
Net cash provided	19,314	16,868

Cash Flows From Investing Activities:
Construction expenditures	(18,808)	(18,127)
Net cash used	(18,808)	(18,127)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	190	—
Tax benefits from exercise of stock-based awards	45	—
Receipt of advances for and contributions in aid of construction	2,835	3,359
Refunds on advances for construction	(334)	(489)
Repayments of long-term debt	(69)	(53)
Net change in inter-company borrowings	2,500	1,800
Cash received on financing portion of purchased power contracts	667	667
Dividends paid	(4,300)	(4,000)
Net cash provided	1,534	1,284

Net increase in cash and cash equivalents	2,040	25
Cash and cash equivalents, beginning of period	8,788	2,702
Cash and cash equivalents, end of period	$10,828	$2,727

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY

AND

GOLDEN STATE WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies:

General / Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”) and Old Dominion Utility Services, Inc. (“ODUS”)), and Chaparral City Water Company (“CCWC”). More than 90% of AWR’s assets consist of the common stock of GSWC and its revenues and operations are primarily those of GSWC. GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 253,000 water customers. GSWC also distributes electricity in several California mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving approximately 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of the contracted services provided by ASUS and its wholly owned subsidiaries or by AWR.

On October 1, 2004, ASUS’s wholly-owned subsidiary, FBWS, commenced operation of the water and wastewater systems at Fort Bliss located near El Paso, Texas pursuant to the term of a 50-year contract with the U.S. Government. FBWS holds a certificate of convenience and necessity from the Texas Commission on Environmental Quality (“TCEQ”). In addition, ASUS’s wholly-owned subsidiary, TUS, took over the operation and maintenance of the water and wastewater systems at Andrews Air Force Base on February 1, 2006 and commenced operation of these systems through TUS on that date pursuant to the terms of a 50-year contract with the U.S. Government. Furthermore, ODUS, also an ASUS wholly-owned subsidiary, took over the operation and maintenance of the wastewater systems at Fort Lee on February 23, 2006 and commenced operation of these systems on that date. ODUS also took over the operation and maintenance of the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story on April 3, 2006.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2005 filed with the SEC. Certain prior-period amounts were reclassified to conform to the March 31, 2006 financial statement presentation.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of March 31, 2006 and December 31, 2005. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed upon allocation factors.

Note 2 – Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenues associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. At March 31, 2006, Registrant had $8.4 million of regulatory assets not accruing carrying costs. Of this amount, regulatory assets not accruing carrying costs include a deferred income tax balance of $7.2 million representing accelerated tax benefits previously flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated tax expense. In addition, $1.2 million in deferred charges for rate case applications was recorded as other regulatory assets that Registrant recovers in rates over a short period that do not provide for recovery of carrying costs.

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	March 31,	December 31,
(In thousands)	2006	2005
GSWC
Supply cost balancing accounts	$19,168	$19,624
Supply cost memorandum accounts net under-collections	3,151	3,151
Costs deferred for future recovery on Aerojet case	21,366	21,109
Flow-through taxes, net	7,168	6,939
Electric transmission line abandonment costs	3,397	3,428
Asset retirement obligations	3,015	2,928
Low income balancing accounts	3,011	2,846
General rate case memorandum accounts	55	209
Refund of water rights lease revenues	(4,046)	(6,474)
Other regulatory assets	1,592	1,245
Total GSWC	$57,877	$55,005
CCWC
Asset retirement obligations	45	44
Other regulatory assets/liabilities, net	(511)	(494)
Total AWR	$57,411	$54,555

Supply Cost Balancing and Memorandum Accounts:

Electric Supply Cost Balancing Account – Electric power costs incurred by GSWC’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $21.0 million at March 31, 2006. The balance in the electric supply balancing account is primarily impacted by (i) a surcharge to decrease previously under-collected energy cost; (ii) changes in purchased energy cost, and (iii) changes in power system delivery costs.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 42,694,078 and 40,194,547 kilowatt hours of electricity to its Bear Valley Electric division customers for the three months ended March 31, 2006 and 2005, respectively. As a result, the supply cost balancing account was reduced by $955,000 and $895,400 for the three months ended March 31, 2006 and 2005, respectively. GSWC anticipates the surcharge based on electricity sales to be sufficient for it to recover the amount of the under-collected balance incurred during the energy crisis by August 2011.

The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of the settlement with the CPUC. GSWC is allowed to include only up to a weighted annual energy purchase cost of $77 per MWh through August 2011 in its electric supply cost balancing account for purchased energy costs. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. During the three months ended March 31, 2006 and 2005, GSWC expensed approximately $40,000 and $101,000, respectively, for costs over $77 per MWh.

Southern California Edison’s (“Edison”) authorized tariff setting forth rates to be charged to GSWC to cover all of the various costs associated with the transportation of energy over Edison’s power delivery system was approved by Federal Energy Regulatory Commission (“FERC”) in August of 2004. Included in this tariff are certain charges associated with the abandonment of a transmission line upgrade that was not constructed due to increasing environmental costs. Charges to GSWC for power system delivery costs have increased under this tariff to levels that exceed the amounts authorized by the CPUC in Bear Valley Electric’s retail power rates to its customers. The incremental cost increase to GSWC from this tariff is $114,000 for the three months ending March 31, 2006 and 2005, respectively, and these increases have been included in the balancing account for subsequent recovery from customers. The incoming power system delivery costs are not subject to any price caps.

Other components, such as interest accrued on cumulative under-collected balance and power loss during transmission, would also affect the balance of the electric supply cost balancing account.

Water Supply Cost Memorandum/Balancing Accounts - In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC were required to seek review of under- and over- collections by filing an advice letter annually and the utility’s recovery of such expenses has been reduced by the amount exceeding the authorized rate of return. Upon approval by the CPUC, the memorandum accounts are transferred to water supply cost balancing accounts. For the three months ended March 31, 2006 and 2005, $237,000 and $342,000, respectively, were recorded in the water supply cost memorandum/balancing accounts. On April 13, 2006, the CPUC approved a decision eliminating the earnings test adopted in the June 2003 decision. The decision also eliminated the need to make an annual filing. Pursuant to this order, GSWC will recognize a cumulative under-collection of approximately $714,000 to the supply cost memorandum account provisions in the second quarter of 2006 for the under-collected balances not recognized at March 31, 2006 and will be recording under- and over- collections on a monthly basis thereafter commencing the second quarter of 2006.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others. On October 30, 2003, GSWC, in its Region I abbreviated general rate case, filed for recovery of the cumulative balance of approximately $22 million in its memorandum account. This balance consisted primarily of deferred litigation costs, interest, and carrying costs for capital investments. The filing with the CPUC requested recovery of the balance over a 20-year amortization period.

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period. A rate surcharge generating approximately $210,000 was billed to customers during the three months ended March 31, 2006. GSWC will keep the Aerojet memorandum account open until it is fully amortized. However, no costs will be added to the memorandum account, other than on-going interest charges approved by the decision. It is management’s intention to offset any settlement proceeds from Aerojet that may occur pursuant to the settlement agreement against the balance in the memorandum account, with the exception of an $8 million payment (for capital investments) with interest due GSWC guaranteed by Aerojet, to be paid in full over 5 years, beginning in 2009.

Refund of Water Rights Lease Revenues:

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, GSWC recorded a $6.2 million regulatory liability with a corresponding charge against nonoperating income, net of taxes, during the fourth quarter of 2003. A final amount of the refund was approved by the CPUC in June 2004 and GSWC adjusted its estimate to the approved refund amount of $5.2 million. Refunds of approximately $111,000 and $119,000 were provided to customers during the three months ended March 31, 2006 and 2005, respectively. The refunds will be made over a 9-year period.

Pursuant to the March 2004 CPUC order, the apportionment of any lease revenues that GSWC may collect commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues received from the City of Folsom since January, 2004, inclusive of the balances in the regulatory liability accounts, in water system infrastructure and to include such investments in the rate base upon which GSWC earns a rate of return. As a result, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into other operating revenues in the first quarter of 2006. GSWC also recorded additional other operating revenues of $299,000 reflecting the first quarter of 2006 water rights revenues.

Note 3 – Earnings per Share/Capital Stock:

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. EITF No. 03-06 was effective in the second quarter of 2004 and provided new accounting guidance for the effect of participating securities on earnings per share (“EPS”) calculations and the use of the “two-class” method. The new guidance requires the use of the “two-class” method of computing EPS for companies with participating securities. The “two-class” method is an earnings allocations formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock option and restricted stock units that earn dividend equivalents on an equal basis with Common Shares that have been issued under AWR’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan. In applying the “two-class” method, undistributed earnings are allocated to both Common Shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Net income	$5,899	$3,764
Less: distributed earnings to common shareholders (a)	3,781	3,771
Undistributed earnings	2,118	(7)

Undistributed earnings allocated to common (b)	2,075	(7)
Undistributed earnings allocated to participating	43	—

Total income available to common shareholders, basic (a)+(b)	$5,856	$3,764

Weighted average Common Shares outstanding, basic	16,806	16,761
Basic earnings per Common Share	$0.35	$0.22

Diluted EPS is based upon the weighted average number of Common Shares including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income. At March 31, 2006 and 2005 there were 770,977 and 673,045 options outstanding, respectively, under these Plans. At March 31, 2006 and 2005, there were also approximately 46,279 and 26,934 restricted stock units outstanding, respectively. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Common shareholders earnings, basic	$5,856	$3,764
Undistributed earnings for dilutive stock options (1)	—	—
Total common shareholders earnings, diluted	$5,856	$3,764

Weighted average common shares outstanding, basic	16,806	16,761
Stock-based compensation (2)	103	44
Weighted average common shares outstanding, diluted	16,909	16,805
Diluted earnings per Common Share	$0.35	$0.22

(1)          Undistributed earnings allocated to participating securities were not included due to their antidilutive effect on diluted earnings per share.

(2)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 366,610 stock options at March 31, 2006 were deemed to be outstanding in accordance with SFAS No. 128. All of the stock options and restricted stock units at March 31, 2005 were included in the calculation of diluted EPS for the three months ended March 31, 2005.

Stock options of 94,917 were outstanding at March 31, 2006, but not included in the computation of diluted EPS because the option exercise prices were greater than the average market price. Stock options of 309,450 and restricted stock units of 46,279 were outstanding at March 31, 2006, but not included in the computation of diluted EPS because they were antidilutive.

The Company has a Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an unsolicited unfair offer to acquire the Company. The rights for Junior Participating Preferred Shares (the “Rights”) are exercisable based solely on “a non-market-based contingency”, and are not contingent upon the market price of the Company’s stocks. Therefore, the shares that would be issued if the Rights are exercised are not included in the calculation of diluted earnings per share.

During the three months ended March 31, 2006 and 2005, Registrant issued 24,101 and 12,097 Common Shares, for approximately $719,503 and $318,000, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, and the stock incentive plans. In addition during the three months ended March 31, 2006 and 2005, Registrant purchased 14,084 and 8,609, respectively, Common Shares on the open market under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan, which were used to satisfy the requirements of these plans and programs.

In each of the three months ended March 31, 2006 and 2005, AWR paid quarterly dividends to the shareholders of approximately $3.8 million, or $0.225 per share.

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

During 2002, GSWC became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation which became effective in November 2002 have not been designated as normal purchases and normal sales. As a result, on a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. For the three months ended March 31, 2006 and March 31, 2005, GSWC recognized a pretax unrealized loss of $2.2 million and a pretax gain of $3.0 million, respectively.

As this contract is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. These contracts have been recognized at fair market value on the balance sheets resulting in a cumulative unrealized gain of $1.3 million as of March 31, 2006 since the inception of the contracts.

The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurs on a cash or net basis through 2006 and by physical delivery through 2008. Registrant has no other derivative financial instruments.

Note 5 – Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. During the second quarter of 2005, the recognition of the federal effect of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the effect to the subsequent tax year. This reduced income tax expense by $141,000 for the three months ended March 31, 2006.

Note 6 – Stock-Based Compensation:

Summary Description of Stock Incentive Plans

AWR currently has two primary stock incentive plans for employee and non-employee directors: the 2000 Stock Incentive Plan (the “2000 Employees Plan”) and the 2003 Non-Employee Directors Stock Plan (the “Directors Plan”), more fully described below.

2000 Employees Plan – AWR adopted the 2000 Employees Plan at the annual meeting of shareholders in 2000 to provide stock-based incentive awards in the form of stock options, and restricted stock to employees as a means of promoting the success of the Company by attracting, retaining and aligning the interests of employees with those of shareholders generally. The 2000 Employees Plan was amended in January 2006 to also permit the grant of restricted stock units. There are 1,050,000 Common Shares reserved for issuance under the 2000 Employees Plan, 278,600 of which remain available for issuance. The 2000 Employees Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). For stock options, the Committee determines, among other things, the form, term, option exercise price, vesting and exercise terms of each option. Stock options granted by AWR have been in the form of nonqualified stock options, expire ten years from the date of grant, vest over a period of three years and are subject to earlier termination as provided in the form of option agreement approved by the Committee.

The option price per share is determined by the Committee at the time of grant, but may not be less than 100% of the fair market value of AWR’s Common Shares on the date of grant. In addition, AWR may grant employees receiving a grant of stock options the right to receive cash dividends pursuant to the terms of a dividend equivalent rights agreement for a period of up to three years from the date of the option grant. For restricted stock, the Committee determines, among other things, the dividend, voting and other rights prior to vesting and the restrictions (which may be based on performance criteria, passage of time or other factors) imposed on the shares. For restricted stock units, the Committee determines, among other things, the vesting terms and form of pay-out. Each employee who receives a grant of a restricted stock unit is also generally entitled to dividend equivalents rights in the form of additional restricted stock units until vesting of the restricted stock units. The restricted stock units are a non-voting unit of measurement relate to one AWR Common Share.

Directors Plan – On May 20, 2003, the Board of Directors adopted the Directors Plan, subject to shareholder approval. The shareholders approved the Directors Plan at the May 2004 Annual Meeting. The Directors Plan provides the non-employee directors with supplemental stock-based compensation and encourages them to increase their stock ownership in AWR. There are 250,000 Common Shares reserved for issuance under the Directors Plan, 185,700 of which remain available for issuance. Pursuant to the Directors Plan, non-employee directors are entitled to receive options to purchase 3,000 AWR Common Shares at each annual meeting of shareholders commencing with the 2005 annual meeting of shareholders. AWR also granted options to each non-employee director to purchase 1,000 AWR Common Shares at its annual shareholder meetings in 2003 and 2004. In addition, each non-employee director with no more than ten years of service with AWR is entitled to receive restricted stock units at each annual meeting in an amount equal to the then current annual retainer payable by AWR to each non-employee director divided by the fair market value of AWR Common Shares on the last trading day prior to the annual meeting. All grants of stock options and restricted stock units are entitled to dividend equivalents payable in the form of additional restricted stock units under the terms of the Directors Plan.

The stock options granted under the Directors Plan are 10-year nonqualified stock options. The exercise price of the stock options must be 100% of the fair market value of AWR’s Common Shares on the date of grant. Stock options granted under the Directors Plan are fully vested and exercisable upon the date of grant. The restricted stock units are a non-voting unit of measurement relative to one Common Share. Restricted stock units with respect to dividend equivalent rights on stock options credited to the non-employee director are payable in AWR Common Shares on the earlier of the date on which the stock option is exercised and three years from the date of grant of the stock option. Restricted stock units granted at each annual meeting of shareholders and restricted stock units with respect to dividend equivalent rights with respect thereto payable solely in Common Shares of AWR on the date that the participant terminates service as a director. Restricted stock units credited to each non-employee director’s account are at all times fully vested and non-forfeitable.

Change in Accounting Principle

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), (“SFAS 123(R)”) “Share-Based Payment,” which requires the recognition of compensation expense related to the fair value of stock-based compensation awards. Under the provisions of SFAS 123(R), share-based compensation cost is measured by the Registrant at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, Registrant accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Registrant also followed the disclosure requirements of SFAS 123(R), “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Registrant elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

Registrant had previously adopted the “disclosure-only” provisions of SFAS 123, as amended by SFAS No. 148. Had Registrant accounted for stock-based compensation plans using the fair value based accounting method described by SFAS 123 for the periods prior to fiscal year 2006, Registrant’s net income and earnings per share for the three months ended March 31, 2005 would have been changed to the pro forma amounts indicated below:

(dollars in thousands, except EPS)	Three Months Ended March 31, 2005
Net income, as reported	$3,764
Add: Stock-based compensation expense included in reported net income, net of tax	5
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(566)
Pro forma	$3,203

Basic earnings per share:
As reported	$0.22
Pro forma	$0.19

Diluted earnings per share:
As reported	$0.22
Pro forma	$0.19

The following table presents share-based compensation expenses included in administrative and general expenses in Registrant’s consolidated statements of income resulting from stock options, restricted stock and restricted stock units:

	Three Months Ended March 31,
(in thousands)	2006	2005
Stock-based compensation related to:
Stock options granted to employees and directors	$37	$—
Restricted stock units granted to employees	22	—
Restricted stock units granted to directors	9	8
Stock-based compensation recognized in the income statement, before taxes	$68	$8
Income tax benefit	(28)	(3)
Total stock-based compensation after income taxes	$40	$5

With the adoption of SFAS 123(R), Registrant elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123(R) on January 1, 2006 on a straight-line basis over the requisite (vesting) period for the entire award. Registrant did not recognize compensation expense for employee share-based awards for the three months ended March 31, 2005, when the exercise price of Registrant’s employee stock awards equaled the market price of the underlying stock on the date of grant. Registrant did recognize compensation expense under APB No. 25 relating to restricted stock units granted to directors. Non-vested stock options granted to employees prior to January 1, 2006 have terms that provide for the continuation of vesting upon termination of employment. Accordingly, these awards were deemed to be granted for past services from an accounting standpoint and any measured compensation cost was recognized in full in the pro forma disclosures at the date of grant. Therefore, upon implementation of SFAS 123(R), there was no remaining compensation cost to be recognized for these options granted prior to, but not yet vested as of January 1, 2006.

Registrant estimated the fair value of stock options granted during the three months ended March 31, 2006 and 2005 using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Registrant’s stock options granted during the three months ended March 31, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock units and restricted stock was determined based on the closing trading price of AWR’s Common Shares on the grant date.

The fair value of each option grant during the three months ended March 31, 2006 and 2005 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Weighted-average fair value of option granted	$8.01	$5.63
Risk-free interest rate	4.40%	3.93%
Expected annual dividend yield	3.08%	3.68%
Expected volatility factor	26.40%	26.23%
Expected option term (in years)	6	7

Summary of key assumptions – The risk-free interest rate for periods equal to the expected term of the share option was based on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield reflects current dividend of $0.225 per share per quarter. The stock volatility for each grant is measured using the weighted average of historical monthly and daily price changes of AWR’s Common Shares over the most recent period equal to the expected option life of the grant. For the three months ended March 31, 2006, the option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options and is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”

SFAS 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures was not material to the Company’s financial statements for the quarter ended March 31, 2006.

Stock Options –A summary of stock option activity as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	684,304	$24.32
Granted	94,917	33.73
Exercised	(8,244)	23.04
Forfeited or expired	—	—
Options outstanding at March 31, 2006	770,977	$25.48	7.43	$9,159,000
Options exercisable at March 31, 2006	504,308	$23.85	6.63	$6,811,000

The weighted-average grant-date fair value of options granted by Registrant during the three months ended March 31, 2006 was $8.01. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between AWR’s closing price on the last trading day of the first quarter of 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on March 31, 2006. This amount changes if the fair market value of AWR’s stock changes. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $110,045. During the three months ended March 31, 2006, Registrant received $189,966 in cash proceeds from the exercise of its stock options and realized $44,839 of tax benefit for the tax deduction from awards exercised. As of March 31, 2006, approximately $710,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.83 years.

Restricted Stock and Stock Units - A summary of the status of Registrant’s restricted stock units to employees and directors as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2006	31,166	$25.02
Granted	15,113	33.65
Vested	—	—
Forfeited	—	—
Restricted share units at March 31,2006	46,279	$27.84

As of March 31, 2006, there was approximately $465,000 of total unrecognized compensation cost related to restricted stock units granted under Registrant’s employee and director’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.83 years.

Note 7 – Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2006 and 2005 are as follows:

	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Components of Net Periodic Benefits Cost:
Service Cost	$991	$927	$107	$109	$32	$32
Interest Cost	1,175	1,044	155	151	35	28
Expected Return on Plan Assets	(984)	(918)	(50)	(74)	—	—
Amortization of Transition	—	—	105	105	—	—
Amortization of Prior Service Cost	41	41	(50)	(50)	37	38
Amortization of Actuarial (Gain) Loss	292	260	37	41	(3)	(10)
Net Periodic Pension Cost	$1,515	$1,354	$304	$282	$101	$88

Registrant expects to contribute approximately $4,414,000 and $800,000 to pension and postretirement plans in 2006, respectively. No contributions were made during the three months ended March 31, 2006.

Note 8 – Contingencies:

Water Quality-Related Litigation:

In 1997, GSWC was named as a defendant in nineteen lawsuits that alleged that GSWC and other water utilities delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief.

On August 4, 2004, GSWC was dismissed from all nineteen Los Angeles County cases. The order was issued by the Trial Judge presiding over these matters, and followed a lengthy legal proceeding dating back to April 1997 when the first of the cases was filed by over 140 customers in the San Gabriel Valley. The Court found GSWC did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the plaintiffs to prove otherwise. GSWC has long asserted that it meets or exceeds the requirements to provide water within the standards established by the health authorities. On September 21, 2004, GSWC received notice that several plaintiffs filed an appeal to the trial court’s order to dismiss GSWC. Briefs and reply briefs on the appeal have been filed. On February 7, 2006, the Second Appellate District in which the briefs were filed moved the California Supreme Court to transfer the appeal to the First Appellate District, the District in which prior appeals regarding these cases had been heard. GSWC is unable to predict the outcome of this appeal.

GSWC is subject to self-insured retention (deductible) provisions in its applicable insurance policies and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. GSWC’s various insurance carriers have, to date, provided reimbursement for much of the costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights. In addition, the CPUC has issued certain decisions, which authorize GSWC to establish a memorandum account to accumulate costs for future recovery.

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those allegedly responsible for the contamination. Some of the other potential defendants settled with GSWC, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the defendant’s motions.

A key ruling of the court was that the water purveyors, including the Registrant, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells. In this same suit, the PRPs have filed cross-complaints against the Water Entities, the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into Main San Gabriel Basin for use by Registrant and the other two affected water purveyors and for other related claims.

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

Registrant is unable to predict an estimate of the loss, if any, resulting from these water-quality related litigations.

Condemnation of Properties:

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

Although the City of Claremont, California located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of Registrant’s water system serving the City. The value was estimated in 2004 by the consultant at $40 - $45 million. GSWC disagrees with the City’s valuation assessment. As of March 31, 2006, management believes that the fair market value of the system exceeds the $37.6 million recorded net book value and also exceeds the consultant’s estimates of the Claremont water system.

On April 12, 2005, the Town Council of the Town of Apple Valley voted 5-0 to authorize Town staff to prepare a Request for Proposal for an evaluation of the feasibility and potential cost of and a timeframe for the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another utility serving the Town. On April 11, 2006 the Town Council unanimously decided to move forward with efforts to acquire all the water systems serving the Town, based on a study authorized by the Town Council. GSWC has not received any formal notice from the Town of its intention to condemn the Registrant’s Apple Valley water systems. However, GSWC will vigorously defend itself. As of March 31, 2006, management believes that the fair market value of GSWC’s system exceeds the recorded net book value of the Apple Valley water systems.

Except for the City of Claremont and the Town of Apple Valley, Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin.

As of March 31, 2006, GSWC has incurred costs of approximately $5.9 million in defending its rights in the Santa Maria Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery. In February 2006, GSWC filed with the CPUC for recovery of these costs. Management believes that the recovery of these costs through rates is probable. However, management is required to go to the CPUC to seek recovery of these costs that have been incurred by GSWC in this lawsuit. A settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. There are also a small number of nonsettling parties, and the case is going forward as to these parties. The stipulation, if approved, would preserve GSWC’s position with the settling parties independent of the outcome of the case as it moves forward with the nonsettling parties. GSWC cannot predict the outcome of the case as to the nonsettling parties.

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

Note 9 – Business Segments:

AWR has three principal business units: water and electric distribution units, through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS are conducted in Arizona, California, Maryland, New Mexico, Texas and Virginia. Both GSWC and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC and other matters which includes ASUS and its subsidiaries. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC or CCWC.

	As of and for The Three Months Ended March 31, 2006
	GSWC				CCWC		Consolidated
(dollars in thousands)	Water		Electric		Water	Other*	AWR
Operating revenues	$48,967	(1)	$8,346		$1,782	$1,518	$60,613
Operating income (loss)	13,944		(1,096	)(2)	333	879	14,060
Interest expense, net	3,660		346		121	230	4,357
Identifiable assets	643,975		41,309		37,567	953	723,804
Depreciation and amortization expense	5,496		535		416	36	6,483
Capital additions	17,975		833		318	273	19,399

	As of and for The Three Months Ended March 31, 2005
	GSWC				CCWC		Consolidated
(dollars in thousands)	Water		Electric		Water	Other*	AWR
Operating revenues	$40,174	(1)	$7,470		$1,343	$831	$49,818
Operating income (loss)	7,735		3,452	(2)	980	(555)	11,612
Interest expense, net	3,998		404		120	182	4,704
Identifiable assets	601,032		39,929		35,317	461	676,739
Depreciation and amortization expense	4,891		495		261	17	5,664
Capital additions	17,449		678		588	111	18,826

* Includes amounts from AWR and ASUS’s contracted services (including FBWS, ODUS and TUS for the three months ended March 31, 2006 and FBWS for the three months ended March 31, 2005.)

(1)  For the three months ended March 31, 2006, it includes $2,600,000 of GSWC other operating revenues, $2,580,000 of which reflects water rights lease revenues received from the City of Folsom (Note 2). For the three months ended March 31, 2005, it also includes $20,000 of GSWC other operating revenues.

(2)  Includes $2,155,000 and ($3,015,000) unrealized loss (gain) on purchased power contracts for the three months ended March 31, 2006 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”) and Old Dominion Utility Services, Inc. (“ODUS”). AWR was incorporated as a California corporation in 1998 as a holding company for GSWC.

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water (SIC No. 4941). GSWC also distributes electricity in one customer service area (SIC No. 4911). GSWC is regulated by the Public Utilities Commission of the State of California (“CPUC”) and was incorporated as a California corporation on December 31, 1929. GSWC is organized into one electric customer service area and three water service regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric Service division.

GSWC served 253,369 water customers and 22,993 electric customers at March 31, 2006, or a total of 276,362 customers, compared with 274,390 total customers at March 31, 2005. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the three months ended March 31, 2006, as compared to 94.4% for the three months ended March 31, 2005.

CCWC is an Arizona public utility company serving 13,117 customers as of March 31, 2006, compared with 12,681 customers at March 31, 2005. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS contracts, either directly or through wholly-owned subsidiaries, with various municipalities, the U.S. Government and private entities to provide water and wastewater services, including billing and meter reading, water marketing and the operation and maintenance of water and wastewater systems. On October 1, 2004, ASUS commenced operation of the water and wastewater systems at Fort Bliss located near El Paso, Texas, through FBWS, pursuant to the terms of a 50 year contract with the U.S. Government. ASUS commenced operation and maintenance of the water and wastewater systems at Andrews Air Force Base in Maryland on February 1, 2006 through TUS pursuant to the terms of a 50 year contract. ASUS commenced operation and maintenance of the wastewater systems at Fort Lee in Virginia through ODUS on February 23, 2006 pursuant to the terms of a 50 year contract. ASUS also commenced operation of the water and wastewater systems at Fort Eustis, Fort Story and Fort Monroe in Virginia through ODUS on April 6, 2006 pursuant to the terms of a 50 year contract. These contracts are each subject to termination for convenience by the U.S. Government. The contract price for each of these contracts is subject to re-determination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts.

ASUS has been pursuing an opportunity to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”). Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation and habitat maintenance, in portions of Sacramento and Sutter counties in northern California. In August 2004, Natomas granted ASUS the exclusive right to market water that has become “temporarily surplus” that may arise under water rights permits and contracts owned or controlled by it, to third parties outside the Natomas service area. On January 31, 2006, ASUS entered into a water purchase agreement to acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas. Pursuant to the terms of this agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on meeting specific milestones and events over a 10-year period.

Natomas will pay to ASUS a commission of 16% of the sale price over the same 10-year period under an existing agreement between the two companies. At the same time that the water sale agreement was completed, Natomas and ASUS also entered into a settlement agreement that released Natomas from previously established reimbursement obligations under existing agreements. ASUS may use this 5,000 acre-feet of water rights acquired from Natomas to engage in transactional opportunities with developers. Under another water transfer agreement with Natomas, 30,000 acre-feet of water is to be used exclusively by GSWC in a CPUC regulated system in Sutter County, California. GSWC will seek approval from the CPUC for a Certificate of Public Convenience and Necessity to provide water service in Sutter County, California. Both agreements are subject to and become effective upon various regulatory approvals.

Overview

Our revenues, income, and cash flows are earned primarily through delivering drinking water to homes and businesses. Rates charged to customers of GSWC and CCWC are determined by either the CPUC or ACC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital. Factors recently affecting our financial performance include the process and timing of setting rates charged to customers; our ability to recover, and the process for recovering, the costs of water and electricity in rates; weather; the impact of increased water quality standards on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by the Company to protect its water supply.

For the three months ended March 31, 2006, net income was $5.9 million compared to $3.8 million for the same period in 2005, an increase of 56.7%. Basic and diluted earnings per share for the first quarter of 2006 were $0.35, compared to $0.22 for the first quarter of 2005. The increase in earnings per share was primarily due to a decision issued by the CPUC regarding GSWC’s water rights lease revenues received from the City of Folsom, increased rates approved by the CPUC and ACC, and an increase in water consumption over that in the prior period. Partially offsetting the increases was a significant decline in the cumulative unrealized gain on purchased power contracts in the first quarter of 2006 related to our Bear Valley Electric division due to decreased energy prices since December 31, 2005.

We plan to continue to seek additional rate increases in future years to recover our operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund our needs for capital expenditures, dividends, investments in our contract business and other cash needs. We expect to fund these needs through a combination of debt and common stock offerings in the next five years.

Unless specifically noted, the following discussion and analysis provides information on AWR’s consolidated operations and assets. For the three months ended March 31, 2006 and 2005, there is generally no material difference between the consolidated operations and assets of AWR and the operations and assets of GSWC. However, where necessary, the following discussion and analysis includes references specifically to AWR’s other subsidiaries – CCWC and ASUS and its subsidiaries.

Consolidated Results of Operations – Three Months Ended March 31, 2006 and 2005

	3 MOS	3 MOS
	ENDED	ENDED	$	%
	3/31/2006	3/31/2005	CHANGE	CHANGE
OPERATING REVENUES
Water	$48,149	$41,497	$6,652	16.0%
Electric	8,346	7,470	876	11.7%
Other	4,118	851	3,267	383.9%
Total operating revenues	60,613	49,818	10,795	21.7%

OPERATING EXPENSES
Water purchased	8,344	7,686	658	8.6%
Power purchased for pumping	1,604	1,487	117	7.9%
Groundwater production assessment	2,083	1,921	162	8.4%
Power purchased for resale	4,563	4,137	426	10.3%
Unrealized loss (gain) on purchased power contracts	2,155	(3,015)	5,170	-171.5%
Supply cost balancing accounts	487	1,078	(591)	-54.8%
Other operating expenses	4,700	5,069	(369)	-7.3%
Administrative and general expenses	10,832	10,174	658	6.5%
Depreciation and amortization	6,483	5,664	819	14.5%
Maintenance	2,755	2,466	289	11.7%
Property and other taxes	2,547	2,299	248	10.8%
Gain on setlement for removal of wells	—	(760)	760	-100.0%
Total operating expenses	46,553	38,206	8,347	21.8%

OPERATING INCOME	14,060	11,612	2,448	21.1%

Interest expense	(5,256)	(4,725)	(531)	11.2%
Interest income	899	21	878	4181.0%
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	9,703	6,908	2,795	40.5%

Income tax expense	3,804	3,144	660	21.0%

NET INCOME	$5,899	$3,764	$2,135	56.7%

Net income for the first quarter ended March 31, 2006 increased by 56.7% to $5.9 million, equivalent to $0.35 per common share on both a basic and fully diluted basis, compared to $3.8 million or $0.22 per share for the three months ended March 31, 2005. Impacting the comparability in the results of the two periods are the following significant items:

•                  A decision issued by the CPUC on April 13, 2006 regarding the treatment of GSWC’s water rights lease revenues added about $2.6 million to pretax income in March 2006, or approximately $0.09 per share. Pursuant to a March 2004 CPUC order, the apportionment of any lease revenues that GSWC may collect commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues since January 2004, inclusive of the balances in the regulatory liability accounts established by GSWC for this matter, in water system infrastructure. These investments will be included in the rate base upon which GSWC earns a rate of return. In accordance with California law, GSWC has 8 years in which to reinvest the proceeds. As a result, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into other operating revenues. GSWC also recorded pretax income of $299,000 to reflect the first quarter of the 2006 water rights lease revenues.

•                  A significant decline in the cumulative unrealized gain on purchased power contracts due to decreasing energy prices. The reduction in the cumulative unrealized gain on purchased power contracts decreased pretax income by approximately $2.2 million, or $0.08 per share, for the three months ended March 31, 2006, as compared to an increase in the cumulative unrealized gain on purchased power contracts of $3.0 million, or $0.11 per share, for the same period in 2005.

•                  Water rate increases contributed approximately $3.5 million to revenues, or $0.09 per share for the first quarter of 2006.

•                  A 13.6% increase in billed water consumption in the three months ended March 2006 as compared to the same period in 2005 due to near record rainfall in Southern California in early 2005. The higher consumption improved earnings by approximately $0.07 per share in 2006.

•                  An increase in ASUS’s pretax operating income of $1.4 million, or $0.05 per share, as compared to the same period of 2005 by operating and maintaining the water and wastewater systems for the U.S. Government. The increases included revenue recognized for certain special projects and reimbursement of various operating costs incurred during the transition periods.

Operating Revenues

For the three months ended March 31, 2006, revenues from water operations increased by 16.0% to $48.1 million, compared to $41.5 million for the three months ended March 31, 2005. Higher water revenues reflect rate increases since the second quarter of 2005 covering almost all of water customers, which contributed $3.5 million in increased revenues. In addition, an increase of 13.6% in billed water consumption resulting from changes in weather conditions increased revenues by approximately $2.8 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

For the three months ended March 31, 2006, revenues from electric operations increased by 11.7% to $8.3 million compared to $7.5 million for the three months ended March 31, 2005. The increase reflects primarily a 6.3% increase in kilowatt-hour consumption due to recent weather conditions which increased the usage of snow-making machines. New rates authorized in April 2005 for the 8.4 MW natural gas-fueled generation facility also contributed to the increase.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

For the three months ended March 31, 2006, other operating revenues increased by 383.9% to $4.1 million compared to $851,000 for the three months ended March 31, 2005 due primarily to a decision issued by the CPUC on April 13, 2006 enabling the Company to record water rights lease revenues from the City of Folsom from January 2004 to March 2006 of $2.6 million in total, as revenues. Prior to this decision, the apportionment of any lease revenues that GSWC collected in 2004 and 2005, totaling $2.3 million, had been included in a regulatory liability account and no amounts were recognized as revenues until uncertainties about this matter were resolved. Registrant also recorded additional revenue of $299,000, reflecting the first quarter of the 2006 water rights lease revenues. In addition, an increase of $685,000 in revenues as compared to the first three months of 2005 reflects (i) recording of FBWS revenue of $517,000 in the first quarter of 2006 based on the percentage of completion method for contract revenue recognition for several projects at Fort Bliss, and (ii) additional revenues generated from operating the water and wastewater systems at Andrews Air Force Base and the wastewater systems at Fort Lee starting February 2006.

Operating Expenses

For the three months ended March 31, 2006, 43.2% of the Company’s supply mix was purchased water as compared to 43.7% purchased water for the three months ended March 31, 2005. Purchased water costs increased by 8.6% to $8.3 million compared to $7.7 million for the three months ended March 31, 2005. The increase is due primarily to an increase in customer demand resulting from higher consumption and increased water rates by purchased water suppliers, offset by a slight change in the supply mix caused by less purchased water needed to replace groundwater supply lost.

For the three months ended March 31, 2006, the cost of power purchased for pumping increased by 7.9% to $1.6 million compared to $1.5 million for the three months ended March 31, 2005 due to an increase in KWh usage by the Company caused by higher customer water demand and a slight increase in pumping volume due to the supply mix change.

For the three months ended March 31, 2006, groundwater production assessments increased by 8.4% to $2.1 million as compared to $1.9 million for the three months ended March 31, 2005 due to increases in well production to meet higher customer demand. There were also increases in assessment rates levied against groundwater production, effective July 2005. Average pump tax rates increased in Regions II and III by approximately 5% and 11%, respectively.

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

For the three months ended March 31, 2006, cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division increased by 10.3% to $4.6 million compared to $4.1 million for the three months ended March 31, 2005, reflecting higher customer demand during the first quarter of 2006.

Unrealized gain and loss on purchased power contracts represents gains and losses recorded for GSWC’s purchased power agreements with Pinnacle West Capital Corporation (“PWCC”), which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $2.2 million pretax unrealized loss on purchased power contract for the three months ended March 31, 2006 is due to a decrease in the current forward market prices since December 31, 2005. There was a $3.0 million pretax unrealized gain on purchased power contracts for the three months ended March 31, 2005. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

A decrease of $591,000 during the three months ended March 31, 2006 in the provision for supply cost balancing accounts as compared to the three months ended March 31, 2005 was primarily due to (i) the recording of an over-collection of $223,000 in the first quarter of 2005 as a regulatory liability with a corresponding charge booked to the supply cost balancing account provision; (ii) a decrease of $308,000 in the amortization of the previously authorized surcharge primarily related to pre-November 2001 water supply cost balancing accounts and the electric balancing account, and (iii) a decrease of $60,000 expensed in the electric supply cost balancing account resulting from amounts in excess of the $77 per MWh recovery cap authorized by the CPUC.

For the three months ended March 31, 2006, other operating expenses decreased by 7.3% to $4.7 million compared to $5.1 million for the three months ended March 31, 2005 due primarily to the reimbursement of $433,000 by the U.S. Government and a contractor for operating expenses incurred at Fort Bliss. FBWS was hired as a subcontractor for certain special projects requested by the U.S. Government, in addition to the services provided under the terms of the primary contract.

For the three months ended March 31, 2006, administrative and general expenses increased by 6.5% to $10.8 million compared to $10.2 million for the three months ended March 31, 2005 due to (i) an approximate $578,000 increase in pensions and benefits due to actuarial assumption changes in the mortality tables, and increases in various benefit costs; (ii) an approximate $455,000 increase in labor costs; (iii) an increase of $115,000 in general liability related cost; (iv) an increase of about $384,000 in various office expenses and travel expenses, and (v) an increase of about $90,000 in other miscellaneous administrative expenses. The increases were offset by (i) the recovery of transition period operating expenses of about $672,000 at various military bases, operating under TUS and ODUS, and (ii) reimbursement of indirect capital cost of $288,000 incurred by FBWS in the first quarter of 2006.

For the three months ended March 31, 2006, depreciation and amortization expense increased by 14.5% to $6.5 million compared to $5.7 million for the three months ended March 31, 2005 reflecting, among other things, the effects of closing approximately $99.7 million of additions to utility plant during 2005, depreciation on which began in January 2006. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

For the three months ended March 31, 2006, maintenance expense increased by 11.7% to $2.8 million compared to $2.5 million for the three months ended March 31, 2005 due principally to an increase in required maintenance on GSWC’s wells and water supply sources.

For the three months ended March 31, 2006, property and other taxes increased by 10.8% to $2.5 million compared to $2.3 million for the three months ended March 31, 2005 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

For the three months ended March 31, 2005, Registrant recorded a net pre-tax gain of $760,000 on a settlement reached with the Fountain Hills Sanitary District (“FHSD”) in February 2005 for the capping of two CCWC wells in order to facilitate FHSD’s ability to secure certain permits. Pursuant to the settlement agreement, CCWC agreed to permanently remove from service and cap one of its wells, and cap another well which had never been used as a potable source of supply. There was no similar gain in the same period of 2006.

Interest Expense

For the three months ended March 31, 2006, interest expense increased by 11.2% to $5.3 million compared to $4.7 million for the three months ended March 31, 2005 reflecting primarily increases in long-term debt interest expense of $497,000 due to $40,000,000 of additional private placement notes issued in October 2005. Partially offsetting this increase was a decrease in short-term cash borrowings. Average bank loan balances outstanding under an AWR credit facility for the first quarter of 2006 were approximately $28 million, as compared to an average of $48 million during the same period of 2005. However, the decrease in short-term bank loan balances was also partially offset by higher interest rates.

Interest Income

Interest income of $899,000 for the three months ended March 31, 2006 was due to (i) interest income of $108,000 with respect to the receivable interest accrued on an $8.0 million settlement with Aerojet General Corporation (“Aerojet”) which will be paid over a five year period beginning in December 2009; (ii) interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC of $593,000, and (iii) interest earned on short-term cash surplus.

Income Tax Expense

For the three months ended March 31, 2006, income tax expense increased by 21.0% to $3.8 million compared to $3.1 million for the three months ended March 31, 2005 due, in part, to an increase in pretax income of 40.5%. In addition, the effective tax rate (“ETR”) for the three months ended March 31, 2006 decreased to 39.2% as compared to a 45.5% ETR applicable to the three months ended March 31, 2005. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. During the second quarter of 2005, the recognition of the federal effect of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the effect to the subsequent tax year. This reduced income tax expense by $141,000 for the three months ended March 31, 2006.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. These judgments are based on AWR’s historical experience, terms of existing contracts, and AWR’s observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies used in the preparation of the Registrant’s financial statements that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2005. Except for the adoption of SFAS 123(R), “Share-Based Payment”, there have been no material changes to the critical accounting policies. Effective January 1, 2006, Registrant began accounting for employee and directors stock-based compensation costs in accordance with SFAS 123(R) which requires the recognition of compensation expense in the financial statements based on fair values of the stock awards. Registrant elected to adopted the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Registrant utilized the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123(R), Registrant now estimates forfeitures for options granted, which are not expected to vest. The cumulative effect of adopting the change in estimating forfeitures is not material to Registrant’s financial statements for the quarter ended March 31, 2006. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of Registrants share-based compensation. The adoption of SFAS 123(R) did not have a material affect on Registrant’s consolidated financial position, results of operations and cash flows for the three months ended March 31, 2006.

Liquidity and Capital Resources

AWR

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC.

Net cash provided by operating activities was $16.8 million for the quarter ended March 31, 2006 as compared to $17.8 million for the same period ended March 31, 2005. The decrease of $1.0 million was primarily attributable to approximately $3.9 million of costs and estimated earnings in excess of billings on uncompleted contracts at Fort Bliss, offset partially by improved earnings for the first quarter of 2006. The timing of cash receipts and disbursements related to working capital items also affected the changes in net cash provided by operating activities.

Net cash used in investing activities increased slightly to $19.4 million for the three months ended March 31, 2006 as compared to $18.8 million for the three months ended March 31, 2005.

Net cash provided by financing activities was $4.0 million for the quarter ended March 31, 2006 as compared to $2.5 million for the same period in 2005. The increase in net cash provided by financing activities was primarily caused by (i) a $2 million net increase in notes payable to banks, and (ii) a $400,000 increase in proceeds from stock option exercises and the issuance of Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan, offset by a decrease of about $1.2 million in advances for and contributions in aid of construction.

In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. As of March 31, 2006, an aggregate of $31 million in cash borrowings were included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility. AWR also has a Registration Statement on file with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of March 31, 2006, approximately $6.5 million was available for issuance under this Registration Statement.

Registrant anticipates that interest costs will increase in future periods due to potential market interest rate increases and the need for additional external capital to fund its construction program. In April 2004 Standard & Poor’s Ratings Service (“S&P”) downgraded AWR’s credit rating from A+ to A- with a negative outlook. In December of 2005, S&P revised AWR’s rating from A- negative to A- stable. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency. Registrant believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

GSWC

Net cash provided by operating activities was $19.3 million for the quarter ended March 31, 2006 as compared to $16.9 million for the same period in 2005. The increase of $2.4 million was primarily attributable to improved net income for the first quarter of 2006 as compared to the same period of 2005, and the timing of cash receipts and disbursements related to working capital items.

Net cash used in investing activities increased slightly to $18.8 million for the quarter ended March 31, 2006 as compared to $18.1 million for the same period in 2005.

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2006 as compared to net cash provided by financing activities of $1.3 million for the same period in 2005. The increase reflects primarily a $700,000 increase in intercompany borrowings and $190,000 proceeds from stock options exercises in the first quarter of 2006. The increase was partially offset by a $369,000 decrease in the receipt of advances for and contributions in aid of construction net of refunds, and an increase of $300,000 in the dividend payment from GSWC to AWR in the first quarter of 2006.

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

GSWC also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions in aid of construction, advances for construction and install-and-convey advances to fund the majority of its construction expenditures. GSWC has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of March 31, 2006, $50 million remained for issuance under this Registration Statement, subject to regulatory approval from the CPUC for issuance of additional debt.

On October 11, 2005, CoBank, ACB purchased a 5.87% Senior Note due December 20, 2028 in the aggregate principal amount of $40,000,000 from GSWC. The proceeds were used to pay down GSWC’s intercompany short-term borrowings.

In February 2005, Moody’s Investor Services (“Moody’s”) changed the rating outlook for $175 million of senior unsecured debt at GSWC from A2 negative to A2 stable. Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). In December 2005, S&P changed its debt rating for GSWC from A- negative to A- stable. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

CCWC

CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal operating sources or short-term borrowings from AWR. CCWC also relies on external sources, including long-term debt, contributions in aid of construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures.

ASUS

ASUS funds its operating expenses primarily through management fees and investments by or loans from AWR. ASUS, in turn, provides funding to its subsidiaries.

Contractual Obligations and Other Commitments

Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Other items, such as certain purchase commitments and operating leases are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed.

In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual principal and interest payments are generally made from cash flow from operations.

There have been no material changes to AWR’s contractual obligations and other commitments since December 31, 2005. See”Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Contractual Obligations and Other Commitments” section of the Registrant’s Form 10-K for the year-ended December 31, 2005  for a detailed discussion of contractual obligations and other commitments.

Regulatory Matters

GSWC is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classification of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of public convenience and necessity as to the extension of services and facilities and various other matters. CCWC is subject to regulation by the ACC.

Rates that GSWC and CCWC are authorized to charge are determined by the CPUC and the ACC, respectively, in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year in California and using an historical test year, as adjusted, in Arizona. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a fair return on rate base. Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions.

California statutes requires GSWC to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC’s typically include an increase in year one and step increases for the second and third years. Rates are based on a forecast of expenses and capital costs. GRC’s have a typical regulatory processing time of one year. In California, rates may be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, and advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two to four month regulatory lag.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do however regulate certain transactions between GSWC and its affiliates. The amounts charged by the subsidiaries of ASUS for water and wastewater services at military bases are based upon the terms of a 50-year contract with the U.S. Government. Prices will be re-determined at the end of two years after commencement of operations at each military base and every three years thereafter. In addition, prices may be equitably adjusted for changes in law, wage and benefit increases and other circumstances.

Recent Changes in Rates

On January 12, 2006, the CPUC approved Region III’s rate case. The authorized rate increases for 2006 were made effective January 19, 2006 and is expected to provide GSWC additional annual revenue approximating $5.4 million in 2006 based on a return on equity of 9.8%. For the second and the third year of this three-year GRC, the CPUC approved an annual increase of approximately $1.9 million and $2.3 million, respectively, subject to certain earnings tests.

Pending Rate Changes in 2006

In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses. If approved as filed, the rate increases are expected to generate approximately $14.9 million in annual revenues starting in 2007, with additional increases of $4.7 million in 2008 and $6.9 million in 2009. A decision on this application is expected in late 2006. Management is unable to predict the ultimate outcome of this rate case.

Other Regulatory Matters

Memorandum Supply Cost Accounts

In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC were required to seek review of under- and over- collections by filing an advice letter annually. In addition, the utility’s recovery of such expenses was reduced by the amount exceeding the authorized rate-of return (earnings test). On April 13, 2006, the CPUC issued a decision to remove these requirements. Pursuant to this order, GSWC will recognize a cumulative under-collection of approximately $714,000 to the supply cost memorandum account provisions in the second quarter of 2006 for the under-collected balances not recognized at March 31, 2006 and will be recording under- and over- collections on a monthly basis thereafter commencing the second quarter of 2006.

GSWC intends to file for recovery of the net under-collected supply costs with the CPUC in 2006 or in subsequent general rate case proceedings. Management believes that it is probable that the CPUC will permit GSWC to recover in rates the 2005 net under-collections in supply costs.

Santa Maria Groundwater Basin Adjudication

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. As of March 31, 2006, GSWC has incurred costs of approximately $5.9 million in defending its rights in the Santa Maria Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery. In February 2006, GSWC filed for recovery of these costs with the CPUC. Management believes that the recovery of these costs through rates is probable. A settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Santa Maria Basin. There are also a small number of nonsettling parties, and the case is going forward as to their claims. The Court date is currently set for June 5, 2006. The stipulation, if approved, would preserve GSWC’s position with the settling parties independent of the outcome of the case as it moves forward with the nonsettling parties. GSWC can not predict the outcome of the case as to the nonsettling parties.

Refund of Water Rights Lease Revenues

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, GSWC recorded a $6.2 million regulatory liability with a corresponding charge against nonoperating income, net of taxes, during the fourth quarter of 2003. A final amount of the refund was approved by the CPUC in June 2004 and GSWC adjusted its estimate to the approved refund amount of $5.2 million.

Pursuant to the order, the apportionment of any lease revenues that GSWC may collect commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues received from the City of Folsom since January, 2004, inclusive of the balances in the regulatory liability accounts, in water system infrastructure and to include such investments in the rate base upon which GSWC earns a rate of return. As a result, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into income and recorded an additional pretax income of $299,000 reflecting the first quarter of 2006 water rights lease revenues.

Recovery of cost of tree removal and mitigation for Bark Beetle Infestation

In a Proclamation issued on March 7, 2003 former Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego. On April 3, 2003, the CPUC issued an order requiring Southern California Edison Company, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric, are authorized to make annual advice letter filings requesting recovery of the costs of complying with this order. On April 13, 2006, the CPUC approved GSWC’s request for the amortization of about $351,000 for costs incurred at June 30, 2005 plus interest in the Bark Beetle Catastrophic Event Memorandum Account. At March 31, 2006, approximately $650,000 has been incurred and is recorded as a regulatory asset on the balance sheets.

Environmental Matters

Our subsidiaries are subject to increasingly stringent environmental regulations including the 1996 amendments to the Federal Safe Drinking Water Act; enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; and the long-term enhanced surface water treatment rules; ground water treatment rule; contaminant regulation of radon and arsenic; and unregulated contaminants monitoring rule.

Additional information on these requirements and other significant environmental matters are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in any of the environmental matters discussed in the Form 10-K since December 31, 2005.

Water Supply

The adequacy of our water supplies varies from year to year depending upon a variety of factors, including rainfall, availability of Colorado River water and imported water from northern California, the amount of water stored in reservoirs and groundwater basins, the amount of water used by our customers and others, water quality and legal limitations on use.

Population growth and increases in the amount of water used have increased limitations on use in order to prevent over-drafting of groundwater basins. The importation of water from the Colorado River, one of GSWC’s important sources of supply, is expected to decrease in future years due to the requirements of the Central Arizona Project (“CAP”) and other limitations on the amount of water that the Metropolitan Water District of Southern California (“MWD”) is entitled to take from the Colorado River. MWD is expected to increase its efforts to secure additional supplies from conservation, desalination and water exchanges with the agricultural water users.

CCWC obtains its water supply from operating wells and from the Colorado River through the CAP. CCWC’s water supply may be subject to interruption or reduction if there is an interruption or reduction in CAP water. In addition, CCWC’s ability to provide water service to new real estate developments is dependent upon its ability to meet the requirements of the Arizona Department of Water Resources regarding its assured water supply account.

The U.S. Government is responsible for supplying water on military bases under the terms of contracts of the subsidiaries of ASUS with the U.S. Government.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. There have been no material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2005. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings described in our 2005 Annual Report on
Form 10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2005, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the first quarter of 2006.

The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
January 1 - 31, 2006	3,750	(2)	$31.98	—	NA	(4)
February 1 - 28, 2006	10,153	(2)	$30.85	—	NA	(4)
March 1 - 31, 2006	181	(3)	$35.47	—	NA	(4)
Total	14,084		$31.21	—	NA	(4)

(1)   None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2)   Of this amount, 13,500 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) plan. The remainder of the Common Shares was acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)   All of these Common Shares were acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(4)   None of these plans contain a maximum number of Common Shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted during the first quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information

(a) On April 28, 2006, the Board of Directors of AWR declared a regular quarterly dividend of $0.225 per Common Share. The dividend will be paid June 1, 2006 to shareholders of record as of the close of business on May 15, 2006.

(b) There have been no material changes during the first quarter of 2006 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a) The following documents are filed as Exhibits to this report:

10.1	Form of NonQualified Stock Option Agreement with respect to grants in 2006(1)(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed concurrently herewith

(2) Furnished concurrently herewith

(3) Compensatory benefit agreement

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

Dated: May 10, 2006