Form 10-Q
period 2006-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2006-08-09
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-14431

American States Water Company
(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 E. Foothill Blvd, San Dimas, CA	91773-1207
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 9, 2006, the number of Common Shares outstanding, of American States Water Company was 16,981,858 shares.

As of August 9, 2006, all of the 122 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2006	2005
Utility Plant, at cost

Water	$882,870	$869,471
Electric	61,928	61,386
	944,798	930,857
Less - Accumulated depreciation	(274,173)	(259,915)
	670,625	670,942
Construction work in progress	60,777	42,283
Net utility plant	731,402	713,225

Other Property and Investments
Goodwill	11,799	11,841
Other property and investments	9,695	9,740
Total other property and investments	21,494	21,581

Current Assets
Cash and cash equivalents	9,434	13,032
Accounts receivable-customers (less allowance for doubtful accounts of $760 in 2006 and $789 in 2005)	13,207	13,341
Unbilled revenue	18,925	15,195
Other accounts receivable (less allowance for doubtful accounts of $313 in 2006 and $337 in 2005)	10,344	10,844
Income taxes receivable	23	822
Materials and supplies, at average cost	1,550	1,421
Regulatory assets - current	6,188	6,104
Prepayments and other current assets	2,166	2,998
Unrealized gain on purchased power contracts	339	3,417
Costs and estimated earnings in excess of billings on uncompleted contracts	3,767	—
Deferred income taxes - current	2,785	1,692
Total current assets	68,728	68,866

Regulatory and Other Assets
Regulatory assets	60,036	55,866
Other accounts receivable	9,037	8,820
Deferred income taxes	38	—
Other	8,322	8,419
Total regulatory and other assets	77,433	73,105

Total Assets	$899,057	$876,777

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
(in thousands)	2006	2005
Capitalization
Common shares, no par value, no stated value	$172,358	$166,529
Earnings reinvested in the business	105,613	101,121
Accumulated other comprehensive loss	(3,556)	(3,556)
Total common shareholders’ equity	274,415	264,094
Long-term debt	268,209	268,405
Total capitalization	542,624	532,499

Current Liabilities
Notes payable to banks	28,000	27,000
Long-term debt - current	571	635
Accounts payable	20,875	19,653
Income taxes payable	2,294	1,534
Accrued employee expenses	5,120	5,879
Accrued interest	2,547	2,254
Regulatory liabilities - current	5,189	5,592
Deferred income taxes - current	—	86
Other	12,071	14,952
Total current liabilities	76,667	77,585

Other Credits
Advances for construction	86,642	85,168
Contributions in aid of construction - net	86,153	83,976
Deferred income taxes	75,433	69,669
Unamortized investment tax credits	2,473	2,518
Accrued pension and other postretirement benefits	17,313	13,562
Regulatory liabilities	760	1,823
Billings in excess of costs and estimated earnings on uncompleted contracts	3,090	2,207
Other	7,902	7,770
Total other credits	279,766	266,693

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$899,057	$876,777

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except per share amounts)	2006	2005
Operating Revenues
Water	$53,122	$53,574
Electric	7,027	6,091
Other	1,989	867
Total operating revenues	62,138	60,532

Operating Expenses
Water purchased	10,916	12,277
Power purchased for pumping	2,416	2,184
Groundwater production assessment	2,239	1,843
Power purchased for resale	3,248	2,710
Unrealized loss (gain) on purchased power contracts	923	(459)
Supply cost balancing accounts	(825)	(550)
Other operating expenses	5,886	5,218
Administrative and general expenses	10,902	11,608
Depreciation and amortization	6,610	5,725
Maintenance	3,246	2,484
Property and other taxes	2,475	2,244
Total operating expenses	48,036	45,284

Operating Income	14,102	15,248

Interest expense	(5,347)	(4,809)
Interest income	963	35

Income from operations before income tax expense	9,718	10,474

Income tax expense	3,449	4,739

Net Income	$6,269	$5,735

Weighted Average Number of Shares Outstanding	16,881	16,773
Basic Earnings Per Common Share	$0.36	$0.34

Weighted Average Number of Diluted Shares	16,947	16,834
Fully Diluted Earnings Per Share	$0.36	$0.34

Dividends Declared Per Common Share	$0.225	$0.225

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Six Months Ended
	June 30,
(in thousands, except per share amounts)	2006	2005
Operating Revenues
Water	$101,271	$95,071
Electric	15,372	13,561
Other	6,102	1,713
Total operating revenues	122,745	110,345

Operating Expenses
Water purchased	19,260	19,963
Power purchased for pumping	4,020	3,671
Groundwater production assessment	4,322	3,764
Power purchased for resale	7,811	6,847
Unrealized loss (gain) on purchased power contracts	3,078	(3,474)
Supply cost balancing accounts	(338)	528
Other operating expenses	10,587	10,287
Administrative and general expenses	22,015	21,909
Depreciation and amortization	13,092	11,389
Maintenance	5,719	4,822
Property and other taxes	5,018	4,539
Gain on settlement for removal of wells	—	(760)
Total operating expenses	94,584	83,485

Operating Income	28,161	26,860

Interest expense	(10,515)	(9,534)
Interest income	1,776	56

Income from operations before income tax expense	19,422	17,382

Income tax expense	7,252	7,883

Net Income	$12,170	$9,499

Weighted Average Number of Shares Outstanding	16,844	16,769
Basic Earnings Per Common Share	$0.71	$0.57

Weighted Average Number of Diluted Shares	16,905	16,821
Fully Diluted Earnings Per Share	$0.71	$0.56

Dividends Declared Per Common Share	$0.450	$0.450

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$12,170	$9,499
Adjustments for non-cash items:
Depreciation and amortization	13,092	11,389
Provision for doubtful accounts	264	235
Deferred income taxes, net regulatory asset for flow-through taxes, and investment tax credits	3,704	3,219
Unrealized loss (gain) on purchased power contracts	3,078	(3,474)
Stock-based compensation expense	325	97
Other - net	421	(165)
Changes in assets and liabilities:
Accounts receivable - customers	(130)	(1,182)
Unbilled revenue	(3,730)	(3,890)
Other accounts receivable	283	52
Materials and supplies	(129)	60
Prepayments and other current assets	832	1,549
Regulatory assets - supply cost balancing accounts	(338)	528
Other assets	(6,227)	336
Accounts payable	1,222	576
Income taxes receivable/payable	1,559	9,189
Other liabilities	660	4,871
Net cash provided	27,056	32,889

Cash Flows From Investing Activities:
Construction expenditures	(34,122)	(35,834)
Net cash used	(34,122)	(35,834)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	1,023	555
Proceeds from stock option exercises	3,421	—
Tax benefits from exercise of stock-based awards	897	—
Receipt of advances for and contributions in aid of construction	5,892	8,128
Refunds on advances for construction	(2,196)	(2,372)
Repayments of long-term debt	(260)	(353)
Net change in notes payable to banks	1,000	4,000
Cash received on financing portion of purchased power contracts	1,333	1,333
Dividend equivalent rights paid	(127)	—
Tax benefits from payment of dividend equivalent rights	52	—
Dividends paid	(7,567)	(7,545)
Net cash provided	3,468	3,746

Net (decrease) increase in cash and cash equivalents	(3,598)	801
Cash and cash equivalents, beginning of period	13,032	4,303
Cash and cash equivalents, end of period	$9,434	$5,104

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2006	2005
Utility Plant, at cost

Water	$832,638	$819,958
Electric	61,928	61,386
	894,566	881,344
Less - Accumulated depreciation	(259,927)	(246,649)
	634,639	634,695
Construction work in progress	58,240	38,334
Net utility plant	692,879	673,029

Other Property and Investments
Other property and investments	7,318	7,364
Total other property and investments	7,318	7,364

Current Assets
Cash and cash equivalents	6,319	8,788
Accounts receivable-customers (less allowance for doubtful accounts of $715 in 2006 and $765 in 2005)	12,754	12,919
Unbilled revenue	18,495	14,856
Inter-company receivable	298	263
Other accounts receivable (less allowance for doubtful accounts of $310 in 2006 and $334 in 2005)	3,067	6,106
Materials and supplies, at average cost	1,534	1,404
Regulatory assets - current	6,113	6,033
Prepayments and other current assets	1,921	2,795
Unrealized gain on purchased power contracts	339	3,417
Deferred income taxes - current	2,751	1,693
Total current assets	53,591	58,274

Regulatory and Other Assets
Regulatory assets	59,834	55,627
Other accounts receivable	9,037	8,820
Other	7,477	7,575
Total regulatory and other assets	76,348	72,022

Total Assets	$830,136	$810,689

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
(in thousands)	2006	2005
Capitalization
Common shares, no par value, no stated value	$160,897	$159,531
Earnings reinvested in the business	103,045	99,645
Accumulated other comprehensive loss	(3,556)	(3,556)
Total common shareholder’s equity	260,386	255,620
Long-term debt	261,344	261,540
Total capitalization	521,730	517,160

Current Liabilities
Long-term debt - current	301	295
Accounts payable	18,771	17,914
Inter-company payable	2,500	—
Income taxes payable to Parent	4,626	2,268
Accrued employee expenses	4,750	5,507
Accrued interest	2,515	2,218
Regulatory liabilities - current	5,189	5,592
Deferred income taxes - current	—	109
Other	11,366	12,390
Total current liabilities	50,018	46,293

Other Credits
Advances for construction	76,114	74,790
Contributions in aid of construction - net	84,750	83,055
Deferred income taxes	70,896	65,469
Unamortized investment tax credits	2,473	2,518
Accrued pension and other postretirement benefits	17,313	13,562
Regulatory liabilities	—	1,063
Other	6,842	6,779
Total other credits	258,388	247,236

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$830,136	$810,689

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2006	2005
Operating Revenues
Water	$51,073	$51,797
Electric	7,027	6,091
Other	318	36
Total operating revenues	58,418	57,924

Operating Expenses
Water purchased	10,702	12,100
Power purchased for pumping	2,218	2,045
Groundwater production assessment	2,239	1,878
Power purchased for resale	3,248	2,710
Unrealized loss (gain) on purchased power contracts	923	(459)
Supply cost balancing accounts	(825)	(550)
Other operating expenses	4,906	4,697
Administrative and general expenses	8,910	9,763
Depreciation and amortization	6,134	5,444
Maintenance	3,022	2,268
Property and other taxes	2,368	2,135
Total operating expenses	43,845	42,031

Operating Income	14,573	15,893

Interest expense	(4,875)	(4,481)
Interest income	928	15

Income from operations before income tax expense	10,626	11,427

Income tax expense	3,867	5,130

Net Income	$6,759	$6,297

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2006	2005
Operating Revenues
Water	$97,440	$91,951
Electric	15,372	13,561
Other	2,919	56
Total operating revenues	115,731	105,568

Operating Expenses
Water purchased	18,877	19,670
Power purchased for pumping	3,733	3,457
Groundwater production assessment	4,322	3,799
Power purchased for resale	7,811	6,847
Unrealized loss (gain) on purchased power contracts	3,078	(3,474)
Supply cost balancing accounts	(338)	528
Other operating expenses	9,434	9,310
Administrative and general expenses	19,094	18,742
Depreciation and amortization	12,165	10,830
Maintenance	5,341	4,461
Property and other taxes	4,794	4,318
Total operating expenses	88,311	78,488

Operating Income	27,420	27,080

Interest expense	(9,678)	(8,900)
Interest income	1,724	32

Income from operations before income tax expense	19,466	18,212

Income tax expense	7,362	8,236

Net Income	$12,104	$9,976

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
CASH FLOW STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$12,104	$9,976
Adjustments for non-cash items:
Depreciation and amortization	12,165	10,830
Provision for doubtful accounts	239	218
Deferred income taxes, net regulatory asset for flow-through taxes, and investment tax credits	3,417	2,782
Unrealized loss (gain) on purchased power contracts	3,078	(3,474)
Stock-based compensation expense	310	97
Other - net	346	37
Changes in assets and liabilities:
Accounts receivable - customers	(74)	(1,181)
Unbilled revenue	(3,639)	(3,789)
Other accounts receivable	2,822	172
Materials and supplies	(130)	63
Prepayments and other current assets	874	1,503
Regulatory assets - supply cost balancing accounts	(338)	528
Other assets	(2,446)	501
Accounts payable	857	234
Inter-company receivable/payable	(35)	(2,423)
Income taxes receivable/payable from/to Parent	2,358	7,979
Other liabilities	(200)	3,920
Net cash provided	31,708	27,973

Cash Flows From Investing Activities:
Construction expenditures	(33,116)	(33,437)
Net cash used	(33,116)	(33,437)

Cash Flows From Financing Activities:
Tax benefits from exercise of stock-based awards	897	—
Receipt of advances for and contributions in aid of construction	5,241	7,013
Refunds on advances for construction	(2,173)	(2,377)
Repayments of long-term debt	(190)	(184)
Net change in inter-company borrowings	2,500	8,300
Cash received on financing portion of purchased power contracts	1,333	1,333
Dividend equivalent rights paid	(116)	—
Tax benefits from payment of dividend equivalent rights	47	—
Dividends paid	(8,600)	(8,000)
Net cash (used) provided	(1,061)	6,085

Net (decrease) increase in cash and cash equivalents	(2,469)	621
Cash and cash equivalents, beginning of period	8,788	2,702
Cash and cash equivalents, end of period	$6,319	$3,323

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

General / Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), American States Utility Services, Inc. (“ASUS”) (and its subsidiaries: Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”) and Old Dominion Utility Services, Inc. (“ODUS”)), and Chaparral City Water Company (“CCWC”).  More than 90% of AWR’s assets consist of the common stock of GSWC and its revenues and operations are primarily those of GSWC. GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 254,000 water customers. GSWC also distributes electricity in several California mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving approximately 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water-related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of the contracted services provided by ASUS and its wholly owned subsidiaries or by AWR.

FBWS operates the water and wastewater systems at Fort Bliss located near El Paso, Texas pursuant to the terms of a 50-year contract with the U.S. Government. FBWS holds a certificate of convenience and necessity from the Texas Commission on Environmental Quality (“TCEQ”).  TUS took over the operation and maintenance of the water and wastewater systems at Andrews Air Force Base in Maryland on February 1, 2006 and commenced operation of these systems on that date pursuant to the terms of a 50-year contract with the U.S. Government.  On December 14, 2005, the Maryland Public Service Commission determined it was in the public interest and consistent with public convenience and necessity to conditionally approve the right of TUS to operate in accordance with the terms and conditions of the contract with the U.S. Government.  Furthermore, ODUS took over the operation and maintenance of the wastewater systems at Fort Lee in Virginia on February 23, 2006 and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia on April 3, 2006 and commenced operation and maintenance of these systems on those dates pursuant to the terms of a 50-year contract with the U.S. Government.  The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Form 10-K for the year ended December 31, 2005 filed with the SEC.  Certain prior-period amounts were reclassified to conform to the June 30, 2006 financial statement presentation.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of June 30, 2006 and December 31, 2005. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed upon allocation factors.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenues associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. At June 30, 2006, Registrant had $9.4 million of regulatory assets not accruing carrying costs. Of this amount, $7.7 million represents deferred income taxes due to accelerated tax benefits previously flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated tax expense. In addition, $1.7 million in deferred charges for rate case applications was recorded as other regulatory assets that Registrant recovers in rates over a short period and for which no recovery of carrying costs is earned.

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	June 30,	December 31,
(In thousands)	2006	2005
GSWC
Supply cost balancing accounts	$18,518	$19,624
Supply cost memorandum accounts net under-collections	4,668	3,151
Costs deferred for future recovery on Aerojet case	21,346	21,109
Flow-through taxes, net	7,737	6,939
Electric transmission line abandonment costs	3,355	3,428
Asset retirement obligations	3,102	2,928
Low income balancing accounts	3,212	2,846
General rate case memorandum accounts	—	209
Refund of water rights lease revenues	(3,902)	(6,474)
Other regulatory assets	2,722	1,245
Total GSWC	$60,758	$55,005
CCWC
Asset retirement obligations	46	44
Other regulatory assets/liabilities, net	(529)	(494)
Total AWR	$60,275	$54,555

Supply Cost Balancing and Memorandum Accounts:

Electric Supply Cost Balancing Account — Electric power costs incurred by GSWC’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $20.5 million at June 30, 2006. The balance in the electric supply balancing account is primarily impacted by (i) a surcharge to decrease previously under-collected energy costs; (ii) changes in purchased energy costs; and (iii) changes in power system delivery costs.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 34,381,187 and 30,120,267 kilowatt hours of electricity to its Bear Valley Electric division customers for the three months ended June 30, 2006 and 2005, respectively, and 77,075,265 and 70,314,814 kilowatt hours for the six months ended June 30, 2006 and 2005, respectively. As a result, the supply cost balancing account was reduced by approximately $761,000 and $667,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately $1,706,000 and $1,557,000 for the six months ended June 30, 2006 and 2005, respectively. Approximately $13.6 million of the under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge.  GSWC anticipates the surcharge, based on electricity sales, to be sufficient for it to recover the amount of the under-collected balance incurred during the energy crisis by August 2011.

The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of the 2001 settlement with the CPUC. GSWC is allowed to include up to a weighted average annual energy purchase cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account for purchased energy costs. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. During the three months ended June 30, 2006 and 2005, there was no expense over the $77 per MWh cap because of increases in GSWC’s sales of surplus energy into the spot market.  During the six months ended June 30, 2006 and 2005, GSWC expensed approximately $40,000 and $48,000 for costs over $77 per MWh, respectively.

Charges to GSWC by Southern California Edison (Edison) associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in Bear Valley Electric’s retail power rates to its customers.  The incremental cost increase to GSWC from this tariff above the amounts included in rates is $38,137 per month, or approximately $114,000 and $229,000 for the three and six months ended June 30, 2006 and 2005, respectively, both of which do not include prepayments. These increases have been included in the balancing account for subsequent recovery from customers.  The incoming power system delivery costs are not subject to any price caps.

Other components, such as interest accrued on cumulative under-collected balance and power loss during transmission, also affect the balance of the electric supply cost balancing account.

Water Supply Cost Memorandum/Balancing Accounts - In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC were required to seek review of under- and over- collections by filing an advice letter annually and the utility’s recovery of such expenses has been reduced by the amount exceeding the authorized rate of return. On April 13, 2006, the CPUC approved a decision eliminating the earnings test adopted in the June 2003 decision.  The recent decision also eliminated the need to make an annual filing.  Pursuant to this order, GSWC recognized a cumulative under-collection of approximately $636,000 to the supply cost memorandum account provisions in the second quarter of 2006 for the under-collected balances not recognized at March 31, 2006 and began recording under- and over- collections on a monthly basis thereafter commencing with the second quarter of 2006.   In addition, for the three months ended June 30, 2006 and 2005, approximately $599,000 and $1,141,000 of under-collections, respectively, were recorded in the water supply cost memorandum/balancing accounts, net of amortization of approximately $283,000 and $172,000.  For the six months ended June 30, 2006 and 2005, approximately $361,000 and $799,000 of under-collections were recorded in the memorandum/balancing accounts, respectively, net of amortization of approximately $520,000 and $291,000, respectively.

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

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.   A rate surcharge generating approximately $289,000 and $499,000 was billed to customers during the three and six months ended June 30, 2006, respectively. GSWC will keep the Aerojet memorandum account open until it is fully amortized. However, no costs will be added to the memorandum account, other than on-going interest charges approved by the decision.

It is management’s intention to offset any settlement proceeds from Aerojet that may occur pursuant to the settlement agreement against the balance in the memorandum account, with the exception of an $8 million payment (for capital investments) with interest due GSWC guaranteed by Aerojet, to be paid in full over 5 years, beginning in

2009.  Pursuant to such settlement agreement, Aerojet has agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.  On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development into the Arden Cordova service area and to provide water service to that new development.  The City of Folsom filed a protest of GSWC’s advice letter on April 27, 2006.  GSWC has until September 15, 2006 to respond to the protest.  GSWC cannot predict the outcome of the City’s protest nor the future development within Aerojet’s property.

Refund of Water Rights Lease Revenues:

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, refunds of approximately $144,000 and $150,000 were provided to customers during the three months ended June 30, 2006 and 2005, respectively, and approximately $255,000 and $269,000 were provided to customers during the six months ended June 30, 2006 and 2005, respectively. The refunds will be made over a 9-year period which commenced in June 2004.

Pursuant to the March 2004 CPUC order, the apportionment of any lease revenues that GSWC collects commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues received from the City of Folsom since January, 2004, inclusive of the balances in the regulatory liability accounts, in water system infrastructure and to include such investments in the rate base upon which GSWC earns a rate of return.  As a result, GSWC transferred approximately $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into other operating revenues in the first quarter of 2006. GSWC also recorded additional other operating revenues of approximately $299,000 and $598,000 reflecting water rights revenues for the three and six months ended June 30, 2006, respectively.

Outside Services Memorandum Account:

In April 2006, the CPUC approved GSWC’s Region II advice letter which requested recovery of the expenses recorded in the Outside Services Memorandum Account (“OSMA”), as of December 31, 2005.  The decision authorized the recovery of this memorandum account to record costs incurred while working with the Water Replenishment District (“WRD”), WRD Technical Advisory Committee, Central and West Basin Municipal Water Districts, Metropolitan Water District, West Basin Water Association and Central Basin Water Association on water supply reliability and rate-related issues in Region II. GSWC incurred approximately $374,000 and $345,000 in the OSMA in 2004 and 2005, respectively.  GSWC sought and received authorization to amortize the cumulative total of approximately $719,000 over a 12-month period through customer rates.   Accordingly, GSWC recorded a regulatory asset for this amount in April of 2006 with an offset and reduction to outside legal services recorded in administrative and general expenses for the three months ended June 30, 2006.  A surcharge went into effect in April of 2006 and accordingly, GSWC began amortizing the OSMA account. Revenues of approximately $104,000 were received from customers during the three months ended June 30, 2006 relating to this surcharge. GSWC also booked the amortization for these amounts received to its OSMA memorandum account; therefore, there was no net impact on earnings. The surcharge will be in place for a 12-month period from the effective date.

Note 3 — Earnings per Share/Capital Stock:

In accordance with the Emerging Issues Task Force (“EITF”) No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, Registrant uses the “two-class” method of computing earnings per share (“EPS”). The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares (the “Common Shares”) that have been issued under AWR’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.  The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Net income	$6,269	$5,735	$12,170	$9,499
Less: distributed earnings to common shareholders (a)	3,798	3,774	7,580	7,546
distributed earnings to participating securities	79	—	154	—
Undistributed earnings	2,392	1,961	4,436	1,953

Undistributed earnings allocated to common (b)	2,345	1,961	4,348	1,953
Undistributed earnings allocated to participating	48	—	88	—

Total income available to common shareholders, basic (a)+(b)	$6,143	$5,735	$11,928	$9,499

Weighted average Common Shares outstanding, basic	16,881	16,773	16,844	16,769
Basic earnings per Common Share	$0.36	$0.34	$0.71	$0.57

Diluted EPS is based upon the weighted average number of Common Shares including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income.  At June 30, 2006 and 2005 there were 645,389 and 688,045 options outstanding, respectively, under these Plans.  At June 30, 2006 and 2005, there were also 47,129 and 30,300 restricted stock units outstanding, respectively.   The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Common shareholders earnings, basic	$6,143	$5,735	$11,928	$9,499
Undistributed earnings for dilutive stock options (1)	—	—	—	—
Total common shareholders earnings, diluted	$6,143	$5,735	$11,928	$9,499

Weighted average Common Shares outstanding, basic	16,881	16,773	16,844	16,769
Stock-based compensation (2)	66	61	61	52
Weighted average Common Shares outstanding, diluted	16,947	16,834	16,905	16,821

Diluted earnings per Common Share	$0.36	$0.34	$0.71	$0.56

(1)          Undistributed earnings allocated to participating securities were not included due to their antidilutive effect on diluted earnings per share.

(2)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculation of diluted EPS, 241,962 stock options at June 30, 2006 were deemed to be outstanding in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”.  All of the stock options and restricted stock units at June 30, 2005 were included in the calculation of diluted EPS for the three and six months ended June 30, 2005.

Stock options of 403,427 and restricted stock units of 47,129 were outstanding at June 30, 2006, but not included in the computation of diluted EPS because they were antidilutive.

The Company has a Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an unsolicited unfair offer to acquire the Company.  The rights for Junior Participating Preferred Shares (the “Rights”) are exercisable based solely on “a non-market-based contingency”, and are not contingent upon the market price of the Company’s stock.  Therefore, the shares that would be issued if the Rights are exercised are not included in the calculation of diluted earnings per share.

During the three months ended June 30, 2006 and 2005, Registrant issued 13,245 and 8,588 Common Shares, for approximately $494,000 and $237,000, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), and the 401(k) Plan. During the six months ended June 30, 2006 and 2005, Registrant issued 29,102 and 20,685 Common Shares, for approximately $1,023,000 and $555,000, respectively, under the Registrant’s DRP and 401(k) Plan.  In addition, during the three and six months ended June 30, 2006, Registrant issued 140,588 and 148,832 Common Shares for approximately $3,231,000 and $3,421,000, respectively, as a result of the exercise of stock options. None of the cash proceeds received by AWR as a result of the exercise of these stock options have been distributed to any subsidiaries of AWR.

In addition, during the three months ended June 30, 2006 and 2005, Registrant purchased 10,737 and 12,897, respectively, Common Shares on the open market under the Registrant’s DRP and 401(k) Plan, which were used to satisfy the requirements of these plans and programs.  During the six months ended June 30, 2006 and 2005, Registrant purchased 24,821 and 21,506, respectively, Common Shares on the open market under the Registrant’s DRP and 401(k) Plan, for the same reason.

During the three months ended June 30, 2006 and 2005, AWR paid quarterly dividends to shareholders, totaling approximately $3.8 million or $0.225 per share.  During the six months ended June 30, 2006 and 2005, AWR paid quarterly dividends to shareholders, totaling approximately $7.6 million and $7.5 million, respectively, or $0.450 per share.

Note 4 — Derivative Instruments:

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

During 2002, GSWC became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation (“PWCC”) which became effective in November 2002 have not been designated as normal purchases and normal sales.  As a result, on a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. For the three months ended June 30, 2006 and 2005, GSWC recognized a pretax unrealized loss of approximately $923,000 and a pretax unrealized gain of approximately $459,000, respectively.  For the six months ended June 30, 2006 and 2005, GSWC recognized a pretax unrealized loss of approximately $3,078,000 and a pretax unrealized gain of approximately $3,474,000, respectively.  As this contract is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. These contracts have been recognized at fair market value on the balance sheets resulting in a cumulative unrealized gain of approximately $339,000 as of June 30, 2006 since the inception of the contracts.

The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurs on a cash or net basis through 2006 and by physical delivery through 2008.  Registrant has no other derivative financial instruments.

Note 5 — Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  During the second quarter of 2005, the recognition of the federal effect of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the effect to the subsequent tax year. This reduced income tax expense by approximately $63,000 and $204,000 for the three and six months ended June 30, 2006, respectively. During the third quarter of 2005, AWR filed an amended tax return for 2001 with the Internal Revenue Service (“IRS”) which was subject to IRS and Congressional Joint Committee of Taxation (“JCT”) review.  During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest.  Consequently, in the second quarter of 2006, AWR recorded a tax benefit of approximately $400,000, of which $351,000 was attributable to GSWC.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 31, 2006.  Registrant is currently assessing the impact of the Interpretation on its financial statements.

In March 2006, the FASB Emerging Issues Task Force issued EITF No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, which provides clarifying guidance on how to present sales taxes in the income statement.  This guidance is effective for periods beginning after December 15, 2006, with early application of the guidance permitted.  Registrant is currently assessing the impact of the Issue on its financial statements.

Note 6 — Stock-Based Compensation:

Summary Description of Stock Incentive Plans

AWR currently has two primary stock incentive plans for employee and non-employee directors: the 2000 Stock Incentive Plan (the “2000 Employee Stock Plan”) and the 2003 Non-Employee Directors Stock Plan (the “Directors Stock Plan”), more fully described below.

2000 Employee Stock Plan — AWR adopted the 2000 Employee Stock Plan at the annual meeting of shareholders in 2000 to provide stock-based incentive awards in the form of stock options, and restricted stock to employees as a means of promoting the success of the Company by attracting, retaining and aligning the interests of employees with those of shareholders generally. The 2000 Employee Stock Plan was amended in January 2006 to also permit the grant of restricted stock units. There are 1,050,000 Common Shares reserved for issuance under the 2000 Employee Stock Plan, 278,500 of which remain available for issuance as of June 30, 2006. The 2000 Employee Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). For stock options, the Committee determines, among other things, the date of grant, the form, term, option exercise price, vesting and exercise terms of each option. Stock options granted by AWR have been in the form of nonqualified stock options, expire ten years from the date of grant, vest over a period of three years and are subject to earlier termination as provided in the form of option agreement approved by the Committee.

The option price per share is determined by the Committee at the time of grant, but may not be less than 100% of the fair market value of Common Shares on the date of grant.  In addition, AWR may grant employees receiving a grant of stock options the right to receive cash dividends pursuant to the terms of a dividend equivalent rights agreement for a period of up to three years from the date of the option grant.  For restricted stock, the Committee determines, among other things, the dividend, voting and other rights prior to vesting and the restrictions (which may be based on performance criteria, passage of time or other factors) imposed on the shares. For restricted stock units, the Committee determines, among other things, the vesting terms and form of pay-out.  Each employee who receives a grant of a restricted stock unit is also generally entitled to dividend equivalents rights in the form of additional restricted stock units until vesting of the restricted stock units. The restricted stock units are a non-voting unit of measurement relative to one Common Share.

Directors Stock Plan — On May 20, 2003, the Board of Directors adopted the Directors Stock Plan, subject to shareholder approval. The shareholders approved the Directors Stock Plan at the May 2004 Annual Meeting. The Directors Stock Plan provides the non-employee directors with supplemental stock-based compensation and encourages them to increase their stock ownership in AWR. There are 250,000 Common Shares reserved for issuance under the Directors Stock Plan, 169,300 of which remain available for issuance as of June 30, 2006. Pursuant to the Directors Stock Plan, non-employee directors are entitled to receive options to purchase 3,000 Common Shares at each annual meeting of shareholders commencing with the 2005 annual meeting of shareholders. AWR also granted options to each non-employee director to purchase 1,000 Common Shares at its annual shareholder meetings in 2003 and 2004. In addition, each non-employee director with no more than ten years of service with AWR is entitled to receive restricted stock units at each annual meeting in an amount equal to the then current annual retainer payable by AWR to each non-employee director divided by the fair market value of Common Shares on the last trading day prior to the annual meeting. All grants of stock options and restricted stock units are entitled to dividend equivalents payable in the form of additional restricted stock units under the terms of the Directors Stock Plan.

The stock options granted under the Directors Stock Plan are 10-year nonqualified stock options. The exercise price of the stock options must be 100% of the fair market value of Common Shares on the date of grant. Stock options granted under the Directors Stock Plan are fully vested and exercisable upon the date of grant. The restricted stock units are a non-voting unit of measurement relative to one Common Share. Restricted stock units with respect to dividend equivalent rights on stock options credited to the non-employee director are payable in Common Shares on the earlier of the date on which the stock option is exercised and three years from the date of grant of the stock option. Restricted stock units granted at each annual meeting of shareholders and restricted stock units with respect to dividend equivalent rights with respect thereto are payable solely in Common Shares on the date that the participant terminates service as a director. Restricted stock units credited to each non-employee director’s account are at all times fully vested and non-forfeitable.

Change in Accounting Principle

Prior to January 1, 2006, Registrant accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Registrant also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.  Except for costs related to restricted stock units and restricted stock granted to directors and employees, no stock-based compensation cost was recognized in net income.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of compensation expense related to the fair value of stock-based compensation awards. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured by the Registrant at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Registrant elected to adopt the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

Effect of Stock-Based Compensation on Net Income

Prior to January 1, 2006, Registrant had previously adopted the “disclosure-only” provisions of SFAS No. 123, as amended by SFAS No. 148. Had Registrant accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to fiscal year 2006, Registrant’s net income and earnings per share for the three and six months ended June 30, 2005 would have been changed to the pro forma amounts indicated below:

(dollars in thousands, except EPS)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$5,735	$9,499
Add: Stock-based compensation expense included in reported net income, net of tax	52	57
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(106)	(672)
Pro forma	$5,681	$8,884

Basic earnings per share:
As reported	$0.34	$0.57
Pro forma	$0.34	$0.53

Diluted earnings per share:
As reported	$0.34	$0.56
Pro forma	$0.34	$0.53

There were no material differences between the consolidated 2005 pro forma disclosures for AWR and the 2005 pro forma disclosures for GSWC.

The following table presents share-based compensation expenses for the three and six months ended June 30, 2006 and 2005 and included in administrative and general expenses in AWR and GSWC’s statements of income resulting from stock options, restricted stock and restricted stock units:

	AWR				GSWC
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Stock-based compensation related to:
Stock options granted to employees and directors	$182	$—	$219	$—	$176	$—	$209	$—
Restricted stock units granted to employees	55	—	78	—	52	—	73	—
Restricted stock units granted to directors	28	87	28	97	28	87	28	97
Stock-based compensation recognized in the income statement, before taxes	$265	$87	$325	$97	$256	$87	$310	$97
Income tax benefit	(106)	(35)	(130)	(40)	(102)	(35)	(124)	(40)
Total stock-based compensation after income taxes	$159	$52	$195	$57	$154	$52	$186	$57

Compensation cost capitalized as part of utility plant for the three and six months ended June 30, 2006 was approximately $106,000 and $127,000, respectively.  In addition, pursuant to SFAS No. 123(R), dividend equivalent rights paid in cash in the amount of $127,000 and $116,000 for AWR and GSWC, respectively, for the six months ended June 30, 2006 were recognized as a reduction to retained earnings, net of tax benefit of $52,000 and $47,000, respectively.

With the adoption of SFAS No. 123(R), Registrant elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS No. 123(R) on January 1, 2006 on a straight-line basis over the requisite (vesting) period for the entire award.  Registrant did not recognize compensation expense for employee share-based awards for the three and six months ended June 30, 2005, when the exercise price of Registrant’s employee stock awards equaled the market price of the underlying stock on the date of grant. Registrant did recognize compensation expense under APB No. 25 relating to restricted stock units granted to directors. Non-vested stock options granted to employees prior to January 1, 2006 have terms that provide for the continuation of vesting upon termination of employment.  Accordingly, these awards were deemed to be granted for past services from an accounting standpoint and any measured compensation cost was recognized in full in the pro forma disclosures at the date of grant.   Therefore, upon implementation of SFAS No. 123(R), there was no remaining compensation cost to be recognized for these options granted prior to, but not yet vested as of January 1, 2006.

Valuation of Stock Options

Registrant estimated the fair value of stock options granted during the three and six months ended June 30, 2006 and 2005 using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Registrant’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Registrant’s expected annual dividend yield. Registrant believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Registrant’s stock options granted during the three and six months ended June 30, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  The fair value of stock units and restricted stock was determined based on the closing trading price of Common Shares on the grant date.

The fair value of each option grant during the three and six months ended June 30, 2006 and 2005 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Weighted-average fair value of option granted	$8.01 - $10.60	$5.63
Risk-free interest rate	4.40% - 5.02%	3.93%
Expected annual dividend yield	2.77% - 3.08%	3.68%
Expected volatility factor	25.09% - 26.40%	26.23%
Expected option term (in years)	6	7

Summary of key assumptions — The risk-free interest rate for periods equal to the expected term of the share option was based on the U.S. Treasury yield curve in effect at the time of grant.  Dividend yield reflects the current dividend of $0.225 per share per quarter. The stock volatility for each grant is measured using the weighted average of historical monthly and daily price changes of the Common Shares over the most recent period equal to the expected option life of the grant. For the three and six months ended June 30, 2006, the option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options and is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  As permitted by SFAS No. 123(R), underlying assumptions used for stock options granted prior to January 1, 2005 were retained.

SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.  Prior to adoption, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards.  The cumulative effect of adopting the change in estimating forfeitures was not material to the Company’s financial statements for the six months ended June 30, 2006.

Stock Options —A summary of stock option activity as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	684,304	$24.32
Granted	109,917	34.85
Exercised	(148,832)	22.99
Forfeited or expired	—	—
Options outstanding at June 30, 2006	645,389	$26.41	7.58	$5,965,622
Options exercisable at June 30, 2006	387,105	$24.89	6.80	$4,163,579

The weighted-average grant-date fair value of options granted by Registrant during the three and six months ended June 30, 2006 was $10.60 and $9.31, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the second quarter of 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on June 30, 2006.  This amount changes if the fair market value of the Common Shares changes.  The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $2,091,000 and $2,201,000, respectively.  During the three and six months ended June 30, 2006, Registrant received approximately $3,231,000 and $3,421,000, respectively, in cash proceeds from the exercise of its stock options and realized approximately $852,000 and $897,000, respectively, of tax benefit for the tax deduction from awards exercised.  As of June 30, 2006, approximately $623,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.59 years.

Restricted Stock and Stock Units - A summary of the status of Registrant’s outstanding restricted stock units to employees and directors as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2006	31,166	$25.02
Granted	16,565	34.31
Vested	(602)	26.68
Forfeited	—	—
Restricted share units at June 30, 2006	47,129	$28.26

As of June 30, 2006, there was approximately $396,000 of total unrecognized compensation cost related to restricted stock units granted under Registrant’s employee and director’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.59 years.

AWR has no restricted stock outstanding as of June 30, 2006.

Note 7 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and six months ended June 30, 2006 and 2005 are as follows:

	For The Three Months Ended June 30, 2006 and 2005
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Components of Net Periodic Benefits Cost:
Service Cost	$991	$933	$107	$109	$32	$32
Interest Cost	1,175	1,088	155	151	35	28
Expected Return on Plan Assets	(984)	(922)	(50)	(74)	—	—
Amortization of Transition	—	—	105	105	—	—
Amortization of Prior Service Cost	41	41	(50)	(50)	37	38
Amortization of Actuarial Loss (Gain)	292	313	37	41	(3)	(10)
Net Periodic Pension Cost	$1,515	$1,453	$304	$282	$101	$88

	For The Six Months Ended June 30, 2006 and 2005
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Components of Net Periodic Benefits Cost:
Service Cost	$1,982	$1,866	$214	$218	$64	$64
Interest Cost	2,350	2,176	310	302	70	56
Expected Return on Plan Assets	(1,968)	(1,844)	(100)	(148)	—	—
Amortization of Transition	—	—	210	210	—	—
Amortization of Prior Service Cost	82	82	(100)	(100)	74	76
Amortization of Actuarial Loss (Gain)	584	626	74	82	(6)	(20)
Net Periodic Pension Cost	$3,030	$2,906	$608	$564	$202	$176

Registrant expects to contribute approximately $4,414,000 and $800,000 to pension and postretirement plans in 2006, respectively. No contributions were made during the three and six months ended June 30, 2006.

The Board of Directors approved an amendment to the SERP for executive officers of the Company. Under the SERP, the formula for calculating benefits was revised to provide that the benefit is calculated based on 2% of compensation per year of credited service before 2006 and 3% of compensation per year of credited service after 2005 up to a combined maximum of 60% of compensation, except that participants who were employed with the Company on January 1, 2006 are entitled to receive the greater of the benefit calculated under the new formula or the benefit calculated under the previous formula. The Board’s approval of the new SERP formula is subject to the receipt of a confirming example, showing the effect of the change on an executive officer.

Note 8 — Contingencies:

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

On August 4, 2004, GSWC was dismissed from all nineteen Los Angeles County cases. The order was issued by the Trial Judge presiding over these matters, and followed a lengthy legal proceeding dating back to April 1997 when the first of the cases was filed by over 140 customers in the San Gabriel Valley. The Court found GSWC did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the plaintiffs to prove otherwise. GSWC has long asserted that it provides water within the standards established by the health authorities. On September 21, 2004, GSWC received notice that several plaintiffs filed an appeal to the trial court’s order to dismiss GSWC. Briefs and reply briefs on the appeal have been filed. On February 7, 2006, the Second Appellate District in which the briefs were filed moved the California Supreme Court to transfer the appeal to the First Appellate District, the District in which prior appeals regarding these cases had been heard. GSWC is unable to predict the outcome of this appeal.

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

Registrant is unable to predict an estimate of the loss, if any, resulting from any of these litigations or administrative proceedings.

Condemnation of Properties:

The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, however, the laws of the State of California also provide: (i) that the owner of the utility property may contest whether the condemnation is actually necessary and in the public interest; and (ii) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken.

Although the City of Claremont, California located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of Registrant’s water system serving the City. The value was estimated in 2004 by the consultant at $40 - $45 million. GSWC disagrees with the City’s valuation assessment. As of June 30, 2006, management believes that the fair market value of the system exceeds the $37.2 million recorded net book value and also exceeds the consultant’s estimates of the Claremont water system.

On April 12, 2005, the Town Council of the Town of Apple Valley located in GSWC’s Region III, voted 5-0 to authorize Town staff to prepare a Request for Proposal for an evaluation of the feasibility and estimated cost of and a timeframe for the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another utility serving the Town. On April 11, 2006 the Town Council unanimously decided to move forward with efforts to acquire all the water systems serving the Town, based on a study authorized by the Town Council.  GSWC has not received any formal notice from the Town of its intention to condemn the Registrant’s Apple Valley water systems. Management will vigorously represent Registrant’s interests in any condemnation proceeding to ensure that the Company receives full value for assets that become subject to condemnation.  As of June 30, 2006, management believes that the fair market value of GSWC’s system exceeds the recorded net book value of the Apple Valley water systems.

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

As of June 30, 2006, GSWC has incurred costs of approximately $6.2 million in defending its rights in the Santa Maria Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery. In February 2006, GSWC filed with the CPUC for recovery of these costs. Management believes that the recovery of these costs through rates is probable. However, the stipulation between the parties requires GSWC to go to the CPUC to seek recovery of these costs that have been incurred by GSWC in this lawsuit. A settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. There are also a small number of nonsettling parties, and the case is going forward as to these parties.  The stipulation, if approved, would preserve GSWC’s position with the settling parties independent of the outcome of the case as it moves forward with the nonsettling parties.  GSWC cannot predict the outcome of the case as to the nonsettling parties.

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

Note 9 — Business Segments:

AWR has three reportable segments, water, electric and contracts operations, whereas GSWC has two, water and electric.  Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS are conducted in Arizona, California, Maryland, New Mexico, Texas and Virginia. Both GSWC and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC and other matters which includes ASUS and its subsidiaries. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC or CCWC.

(dollars in thousands)	As of and for The Three Months Ended June 30, 2006
	GSWC			CCWC		Consolidated
	Water		Electric	Water	Other*	AWR
Operating revenues	$51,391	(1)	$7,027	$2,049	$1,671	$62,138
Operating income (loss)	14,669		(96) (2)	393	(864)	14,102
Interest expense, net	3,655		292	154	283	4,384
Identifiable assets	651,440		41,439	37,603	920	731,402
Depreciation and amortization expense	5,593		541	422	54	6,610
Capital additions	13,765		543	486	—	14,794

(dollars in thousands)	As of and for the Three Months Ended June 30, 2005
	GSWC				CCWC			Consolidated
	Water		Electric		Water	Other*	Eliminations	AWR
Operating revenues	$51,833	(1)	$6,091		$1,753	$890	$(35)	$60,532
Operating income (loss)	15,003		890	(2)	286	(931)		15,248
Interest expense, net	4,056		410		104	204		4,774
Identifiable assets	610,249		39,995		36,488	692		687,424
Depreciation and amortization expense	4,932		512		264	17		5,725
Capital additions	14,628		682		1,450	248		17,008

*                    Includes amounts from AWR and ASUS’ and its subsidiaries’ contracted services (including FBWS, ODUS and TUS for the three months ended June 30, 2006 and FBWS for the three months ended June 30, 2005.)

(1)             For the three months ended June 30, 2006, it includes $318,000 of GSWC other operating revenues, $299,000 of which reflects water rights lease revenues received from the City of Folsom (Note 2). For the three months ended June 30, 2005, it also includes $36,000 of GSWC other operating revenues.

(2)             Includes $923,000 and ($459,000) unrealized loss (gain) on purchased power contracts for the three months ended June 30, 2006 and 2005, respectively.

(dollars in thousands)	As of and for The Six Months Ended June 30, 2006
	GSWC			CCWC		Consolidated
	Water		Electric	Water	Other*	AWR
Operating revenues	$100,359	(3)	$15,372	$3,831	$3,183	$122,745
Operating income (loss)	28,601		(1,181) (4)	725	16	28,161
Interest expense, net	7,365		589	264	521	8,739
Identifiable assets	651,440		41,439	37,603	920	731,402
Depreciation and amortization expense	11,089		1,076	838	89	13,092
Capital additions	31,740		1,376	804	202	34,122

(dollars in thousands)	As of and for the Six Months Ended June 30, 2005
	GSCW				CCWC			Consolidated
	Water		Electric		Water	Other*	Eliminations	AWR
Operating revenues	$92,007	(3)	$13,561		$3,096	$1,716	$(35)	$110,345
Operating income (loss)	22,738		4,342	(4)	1,266	(1,486)		26,860
Interest expense, net	8,054		814		224	386		9,478
Identifiable assets	610,249		39,995		36,488	692		687,424
Depreciation and amortization expense	9,823		1,007		525	34		11,389
Capital additions	32,077		1,360		2,038	359		35,834

*                    Includes amounts from AWR and ASUS’ and its subsidiaries’ contracted services (including FBWS, ODUS and TUS for the six months ended June 30, 2006 and FBWS for the six months ended June 30, 2005.)

(3)             For the six months ended June 30, 2006, it also includes $2,919,000 of GSWC other operating revenues, $2,879,000 of which reflects water rights lease revenues received from the City of Folsom (Note 2). For the six months ended June 30, 2005, it also includes $56,000 of GSWC other operating revenues.

(4)             Includes $3,078,000 and ($3,474,000) unrealized loss (gain) on purchased power contracts for the six months ended June 30, 2006 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”) and Old Dominion Utility Services, Inc. (“ODUS”).  AWR was incorporated as a California corporation in 1998 as a holding company for its subsidiaries.

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water. GSWC also distributes electricity in one customer service area. GSWC is regulated by the California Public Utilities Commission (“CPUC”) and was incorporated as a California corporation on December 31, 1929. GSWC is organized into one electric customer service area and three water service regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in eastern Los Angeles County, Orange, San Bernardino and Imperial counties. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric Service division.

GSWC served 253,740 water customers and 23,101 electric customers at June 30, 2006, or a total of 276,841 customers, compared with 274,390 total customers at June 30, 2005. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 87.4% of total water revenues for the three months ended June 30, 2006, as compared to 83.0% for the three months ended June 30, 2005. Revenues derived from commercial and residential water customers accounted for approximately 88.8% of total water revenues for the six months ended June 30, 2006, as compared to 87.9% for the six months ended June 30, 2005.

CCWC is an Arizona public utility company serving 13,219 customers as of June 30, 2006, compared with 12,813 customers at June 30, 2005. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS contracts, either directly or through wholly-owned subsidiaries, with various municipalities, the U.S. Government and private entities to provide water and wastewater services, including billing and meter reading, water marketing and the operation and maintenance of water and wastewater systems. On October 1, 2004, ASUS commenced operation of the water and wastewater systems at Fort Bliss located near El Paso, Texas, through FBWS, pursuant to the terms of a 50 year contract with the U.S. Government. ASUS commenced operation and maintenance of the water and wastewater systems at Andrews Air Force Base in Maryland on February 1, 2006 through TUS pursuant to the terms of a 50 year contract. ASUS commenced operation and maintenance of the wastewater systems at Fort Lee in Virginia through ODUS on February 23, 2006 pursuant to the terms of a 50 year contract. ASUS also commenced operation of the water and wastewater systems at Fort Eustis, Fort Story and Fort Monroe in Virginia through ODUS on April 3, 2006 pursuant to the terms of a 50 year contract.  These contracts are each subject to termination for convenience by the U.S. Government. The contract price for each of these contracts is subject to re-determination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts.

ASUS and GSWC have been pursuing an opportunity to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”).  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California.

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

GSWC has also entered into a water transfer agreement with Natomas for 30,000 acre-feet of water to be used exclusively by GSWC to serve Sutter County, California. Additionally, GSWC filed for a Certificate of Public Convenience and Necessity with the CPUC on May 31, 2006 to provide retail water service in Sutter County, California, subject to completion of an environmental assessment which we anticipate will be completed in the fourth quarter of 2006.  In addition, both agreements are subject to and become effective upon various regulatory approvals.

Overview

Our revenues, income, and cash flows are earned primarily through delivering potable water to homes and businesses. Rates charged to customers of GSWC and CCWC are determined by either the CPUC or ACC. These rates are intended to allow recovery of operating costs and a fair rate of return on capital. Factors recently affecting our financial performance include the process and timing of setting rates charged to customers; our ability to recover, and the process for recovering, the costs of water and electricity in rates; weather; the impact of increased water quality standards on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by the Company to protect its water supply.

For the three months ended June 30, 2006, net income was $6.3 million compared to $5.7 million for the same period in 2005, an increase of 9.3%. Basic and diluted earnings per share for the second quarter of 2006 were $0.36 when compared to the $0.34 for the second quarter of 2005.

For the six months ended June 30, 2006, net income was $12.2 million compared to $9.5 million for the same period in 2005, an increase of 28.1%. Basic and diluted earnings per share for the six months ended June 30, 2006 were $0.71, compared to $0.57 and $0.56 for the same period of 2005, respectively.  The increase in earnings per share was primarily due to a decision issued by the CPUC regarding GSWC’s water rights lease revenues received from the City of Folsom, increased rates approved by the CPUC and ACC, and an increase in water consumption over the prior period. Partially offsetting the increases was a significant decline in the cumulative unrealized gain on purchased power contracts in the first and second quarters of 2006 related to our Bear Valley Electric division due to decreased energy prices since December 31, 2005.

We plan to continue to seek additional rate increases in future years to recover our operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund our needs for capital expenditures, dividends, investments in our contract business and other cash needs. We expect to fund these needs through a combination of debt and common share offerings in the next five years.

Unless specifically noted, the following discussion and analysis provides information on AWR’s consolidated operations and assets. For the three and six months ended June 30, 2006 and 2005, there is generally no material difference between the consolidated operations and assets of AWR and the operations and assets of GSWC. However, where necessary, the following discussion and analysis includes references specifically to AWR’s other subsidiaries — CCWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2006 and 2005

	3 Mos	3 Mos
	Ended	Ended	$	%
	6/30/2006	6/30/2005	Change	Change
OPERATING REVENUES
Water	$53,122	$53,574	$(452)	-0.8%
Electric	7,027	6,091	936	15.4%
Other	1,989	867	1,122	129.4%
Total operating revenues	62,138	60,532	1,606	2.7%

OPERATING EXPENSES
Water purchased	10,916	12,277	(1,361)	-11.1%
Power purchased for pumping	2,416	2,184	232	10.6%
Groundwater production assessment	2,239	1,843	396	21.5%
Power purchased for resale	3,248	2,710	538	19.9%
Unrealized loss (gain) on purchased power contracts	923	(459)	1,382	301.1%
Supply cost balancing accounts	(825)	(550)	(275)	-50.0%
Other operating expenses	5,886	5,218	668	12.8%
Administrative and general expenses	10,902	11,608	(706)	-6.1%
Depreciation and amortization	6,610	5,725	885	15.5%
Maintenance	3,246	2,484	762	30.7%
Property and other taxes	2,475	2,244	231	10.3%
Total operating expenses	48,036	45,284	2,752	6.1%

OPERATING INCOME	14,102	15,248	(1,146)	-7.5%

Interest expense	(5,347)	(4,809)	538	11.2%
Interest income	963	35	928	2651.4%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	9,718	10,474	(756)	-7.2%

Income tax expense	3,449	4,739	(1,290)	-27.2%

NET INCOME	$6,269	$5,735	$534	9.3%

Net income for the second quarter ended June 30, 2006 increased by 9.3% to $6.3 million, equivalent to $0.36 per common share on both a basic and fully diluted basis, compared to $5.7 million or $0.34 per share for the three months ended June 30, 2005. Impacting the comparability in the results of the two periods are the following significant items:

•                  A significant decline in the cumulative unrealized gain on purchased power contracts due to decreasing energy prices when compared to same period last year. This reduction in the cumulative unrealized gain on purchased power contracts decreased pretax income by approximately $923,000, or $0.03 per share, for the three months ended June 30, 2006, as compared to an increase in the cumulative unrealized gain on purchased power contracts of $459,000, or $0.02 per share increase to income, for the same period in 2005.

•                  A 6.3% decrease in billed water consumption in the three months ended June 30, 2006 as compared to the same period in 2005 due to changes in weather conditions. The lower consumption decreased earnings by approximately $0.04 per share in the second quarter of 2006. This was offset by water rate increases which contributed approximately $1.2 million to revenues, or $0.04 per share for the second quarter of 2006.  The increase in water rates was partially offset by higher expenses as discussed below.

•                  An overall net decrease in administrative and general expenses resulting primarily from the CPUC’s approval in April 2006 of Region II’s outside services memorandum account totaling approximately $709,000.  Upon approval by the CPUC, these legal costs, which were incurred in prior periods, were reversed in the second quarter of 2006 and recorded as a regulatory asset increasing earnings by $0.02 per share.

•                  A lower effective tax rate increased 2006 earnings by $0.06 per share resulting from: (i) a $400,000 tax benefit relating to an Internal Revenue Service (“IRS”) refund received in May 2006; and (ii) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

Operating Revenues

For the three months ended June 30, 2006, revenues from water operations decreased by 0.8% to $53.1 million, compared to $53.6 million for the three months ended June 30, 2005. A decrease of 6.3% in billed water consumption resulting from changes in weather conditions decreased revenues by approximately $1.7 million.  This was partially offset by higher water revenues reflecting rate increases since the third quarter of 2005 covering almost all water customers, which contributed $1.2 million in increased revenues for the second quarter of 2006. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

For the three months ended June 30, 2006, revenues from electric operations increased by 15.4% to $7.0 million compared to $6.1 million for the three months ended June 30, 2005. The increase primarily reflects a 14.1% increase in kilowatt-hour (“KWh”) consumption due to changes in weather conditions.  The cooler weather as compared to same period last year allowed the ski resorts (industrial customers) to remain open well into May, operating their lifts and some snow-making in the evening hours. New rates for the 8.4 megawatt (“MW”) natural gas-fueled generation facility also contributed slightly to the increase for the three months ended June 30, 2006.   The new rates went into effect on April 15, 2005 and are expected to generate approximately $2.7 million in additional annual revenues, subject to refund pending CPUC’s final cost review.  The new rates have been recognized in revenues as management believes it is probable that the final CPUC cost review will not result in refunds to the customer.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

For the three months ended June 30, 2006, other operating revenues increased by 129.4% to $2.0 million compared to $867,000 for the three months ended June 30, 2005 due primarily to an additional $841,000 of revenues generated by ASUS from operating the water and wastewater systems pursuant to new contracts at military bases.  In addition, revenues increased due to a decision issued by the CPUC on April 13, 2006 enabling GSWC to record water rights lease revenues from the City of Folsom subsequent to January 2004 as income.  Prior to this decision, the apportionment of any lease revenues that GSWC collected in 2004 and 2005 had been included in a regulatory liability account and no amounts were recognized as revenues until uncertainties about this matter were resolved. For the second quarter 2006, Registrant recorded additional water lease revenues of $299,000.

Operating Expenses

For the three months ended June 30, 2006, purchased water costs decreased by 11.1% to $10.9 million compared to $12.3 million for the three months ended June 30, 2005. The decrease is due primarily to a decrease in customer demand resulting from lower consumption and a favorable change in the supply mix caused by less purchased water needed to replace contaminated groundwater supply or wells temporarily out of service. For the three months ended June 30, 2006, 43.9% of Registrant’s supply mix was purchased water as compared to 46.9% purchased water for the three months ended June 30, 2005. During the same period last year, there were additional purchases of water needed to replace contaminated groundwater supply lost due to wells being removed from service resulting from water quality issues and mechanical problems, particularly in GSWC’s Foothill district. The cost of purchased water in this district decreased by approximately $836,000 for the three months ended June 30, 2006 as a result of the wells being returned to operation in 2006.

For the three months ended June 30, 2006, the cost of power purchased for pumping increased by 10.6% to $2.4 million compared to $2.2 million for the three months ended June 30, 2005 due to an increase in KWh usage by Registrant caused by higher pumping volume due to the favorable supply mix change discussed above, partially offset by a decrease in consumption.

For the three months ended June 30, 2006, groundwater production assessments increased by 21.5% to $2.2 million as compared to $1.8 million for the three months ended June 30, 2005 due to increases in well production resulting from the supply mix change.  There were also increases in assessment rates levied against groundwater production, effective July 2005. Average pump tax rates increased in GSWC’s Regions II and III by approximately 5% and 20%, respectively.

Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. Registrant has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. Registrant believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. However, without additional regulatory mechanisms, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

For the three months ended June 30, 2006, cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division increased by 19.9% to $3.2 million compared to $2.7 million for the three months ended June 30, 2005, reflecting higher customer demand during the second quarter of 2006.

Unrealized loss (gain) on purchased power contracts represents losses and gains recorded for GSWC’s purchased power agreements with Pinnacle West Capital Corporation (“PWCC”), which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $923,000 pretax unrealized loss on purchased power contract for the three months ended June 30, 2006 is due to a decrease in the current forward market prices since March 31, 2006.  There was a $459,000 pretax unrealized gain on purchased power contracts for the three months ended June 30, 2005. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

A decrease of $275,000 during the three months ended June 30, 2006 in the provision for supply cost balancing accounts as compared to the three months ended June 30, 2005 was primarily due to:  (i) the recording of a $247,000 refund received in May 2005 from Mirant Americas Energy Marketing (“Mirant”) with no corresponding amount booked in the same period of 2006; (ii) the recording of a $1.3 million under-collection in the 2006 second quarter related to the 2006 year to date supply cost memorandum account resulting from the elimination of the earnings test, authorized by the CPUC in April 2006; and (iii) the recording in April 2006 of an additional $181,000 under-collection for 2005’s supply cost memorandum account due to the elimination by the CPUC of the earnings test.  These decreases were offset by: (i) the approval by the CPUC and recording in June 2005 of $1.3 million under-collection related to Region III’s 2004 supply cost memorandum account; (ii) an increase of $150,000 in the second quarter of 2006 primarily in the amortization of water supply cost balancing accounts approved by the CPUC in June and August 2005; and (iii) an increase of $53,000 expensed in the electric supply cost balancing account resulting from amounts in excess of the $77 per megawatt-hour (“MWh”) recovery cap authorized by the CPUC.

For the three months ended June 30, 2006, other operating expenses increased by 12.8% to $5.9 million compared to $5.2 million for the three months ended June 30, 2005 due primarily to higher operating expenses of $586,000 at ODUS and TUS due to the commencement of the operations of the water and wastewater systems pursuant to new contracts at new military bases in Maryland and Virginia.

For the three months ended June 30, 2006, administrative and general expenses decreased by 6.1% to $10.9 million compared to $11.6 million for the three months ended June 30, 2005 due to: (i) a decrease of $1 million in outside services resulting primarily from the CPUC’s approval in April 2006 of Region II’s outside services memorandum account totaling approximately $709,000.  Upon approval by the CPUC, these legal costs, which were incurred in prior periods, were reversed in the second quarter of 2006 and recorded as a regulatory asset; (ii) a decrease in the dividend equivalent rights (“DERs”) expense of approximately $101,000. Upon adoption of SFAS No. 123(R) effective January 1, 2006, DERs are now recorded as a reduction to retained earnings whereas in prior years they were recorded as additional compensation expense; and (iii) a decrease in the bonus accrual of approximately $306,000 primarily as a result of changes to the Company’s bonus plan. These decreases were offset by increases in: (i) pensions and benefits of $68,000 due to actuarial assumption changes in the mortality tables; (ii) stock-based compensation expense of $178,000 due to the adoption of SFAS No. 123(R) effective January 1, 2006; and (iii) labor costs of $466,000 due to higher wages.

For the three months ended June 30, 2006, depreciation and amortization expense increased by 15.5% to $6.6 million compared to $5.7 million for the three months ended June 30, 2005 reflecting, among other things, the effects of closing approximately $100 million of additions to utility plant during 2005, depreciation on which began in January 2006. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

For the three months ended June 30, 2006, maintenance expense increased by 30.7% to $3.2 million compared to $2.5 million for the three months ended June 30, 2005 due principally to an increase in required maintenance on GSWC’s wells and water supply sources in all three Regions.  There were also increases in well treatment and emergency repair costs.

For the three months ended June 30, 2006, property and other taxes increased by 10.3% to $2.5 million compared to $2.2 million for the three months ended June 30, 2005 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Interest Expense

For the three months ended June 30, 2006, interest expense increased by 11.2% to $5.3 million compared to $4.8 million for the three months ended June 30, 2005 reflecting primarily increases in long-term debt interest expense of $585,000 due to $40.0 million of additional private placement notes issued in October 2005.  Partially offsetting this increase was a decrease in short-term cash borrowings.  Average bank loan balances outstanding under an AWR credit facility for the second quarter of 2006 were approximately $31.0 million, as compared to an average of $47.0 million during the same period of 2005.  However, the decrease in short-term bank loan balances was also partially offset by higher interest rates.

Interest Income

Interest income increased to $963,000 for the three months ended June 30, 2006 due to (i) interest income of $110,000 with respect to interest accrued on an $8.0 million settlement with Aerojet General Corporation (“Aerojet”) which will be paid over a five year period beginning in December 2009; (ii) interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC of $270,000; (iii) interest income of $381,000 related to a $3.0 million Internal Revenue Service refund received in May 2006; and (iv) interest earned on short-term cash surplus.

Income Tax Expense

For the three months ended June 30, 2006, income tax expense decreased by 27.2% to $3.4 million compared to $4.7 million for the three months ended June 30, 2005 due, in part, to a decrease in pretax income of 7.2%. In addition, the effective tax rate (“ETR”) for the three months ended June 30, 2006 decreased by 9.7 percentage points to 35.5% as compared to a 45.2% ETR applicable to the three months ended June 30, 2005. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. During the second quarter of 2005, the recognition of the federal effect of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the effect to the subsequent tax year. This reduced income tax expense by $63,000 for the three months ended June 30, 2006. During the third quarter of 2005, AWR filed an amended tax return for 2001with the Internal Revenue Service (“IRS”) which was subject to IRS and Congressional Joint Committee of Taxation (“JCT”) review.  During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest.  Consequently, in the second quarter of 2006, AWR recorded a tax benefit of $400,000, of which $351,000 was attributable to GSWC.  The refund-claim benefit contributed 4.1 of the 9.7 percentage point ETR reduction referred to, above.

Consolidated Results of Operations — Six Months Ended June 30, 2006 and 2005

	6 Mos	6 Mos
	Ended	Ended	$	%
	6/30/2006	6/30/2005	Change	Change
OPERATING REVENUES
Water	$101,271	$95,071	$6,200	6.5%
Electric	15,372	13,561	1,811	13.4%
Other	6,102	1,713	4,389	256.2%
Total operating revenues	122,745	110,345	12,400	11.2%

OPERATING EXPENSES
Water purchased	19,260	19,963	(703)	-3.5%
Power purchased for pumping	4,020	3,671	349	9.5%
Groundwater production assessment	4,322	3,764	558	14.8%
Power purchased for resale	7,811	6,847	964	14.1%
Unrealized loss (gain) on purchased power contracts	3,078	(3,474)	6,552	188.6%
Supply cost balancing accounts	(338)	528	(866)	-164.0%
Other operating expenses	10,587	10,287	300	2.9%
Administrative and general expenses	22,015	21,909	106	0.5%
Depreciation and amortization	13,092	11,389	1,703	15.0%
Maintenance	5,719	4,822	897	18.6%
Property and other taxes	5,018	4,539	479	10.6%
Gain on settlement for removal of wells	—	(760)	760	-100.0%
Total operating expenses	94,584	83,485	11,099	13.3%

OPERATING INCOME	28,161	26,860	1,301	4.8%

Interest expense	(10,515)	(9,534)	981	10.3%
Interest income	1,776	56	1,720	3071.4%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	19,422	17,382	2,040	11.7%

Income tax expense	7,252	7,883	(631)	-8.0%

NET INCOME	$12,170	$9,499	$2,671	28.1%

Net income for the six months ended June 30, 2006 increased by 28.1% to $12.2 million, equivalent to $0.71 per common share on both a basic and fully diluted basis, compared to $9.5 million or $0.57 and $0.56 per share on a basic and fully diluted basis, respectively, for the six months ended June 30, 2005. Impacting the comparability in the results of the two periods are the following significant items:

•                  A decision issued by the CPUC on April 13, 2006 regarding the treatment of GSWC’s water rights lease revenues added about $2.9 million to pretax income for the six months ended June 30, 2006 or approximately $0.10 per share. In this decision, the CPUC authorized GSWC to reinvest all lease revenues since January 2004, inclusive of the balances in the regulatory liability accounts established by GSWC for this matter, in water system infrastructure. These investments will be included in the rate base upon which GSWC earns a rate of return. In accordance with California law, GSWC will have 8 years in which to reinvest the proceeds. As a result, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into other operating revenues.  GSWC also recorded pretax income of $598,000 reflecting water rights lease revenues for the first and second quarter of 2006.

•                  A significant decline in the cumulative unrealized gain on purchased power contracts due to decreasing energy prices. This reduction in the cumulative unrealized gain on purchased power contracts decreased pretax income by approximately $3.1 million, or $0.11 per share, for the six months ended June 30, 2006, as compared to an increase in the cumulative unrealized gain on purchased power contracts of $3.5 million, or a $0.12 per share increase to income, for the same period in 2005.

•                  Water rate increases contributed approximately $4.9 million to revenues, or $0.17 per share for the six months ended June 30, 2006.  This was partially offset by higher expenses as described below.

•                  An increase in ASUS’s pretax operating income of $1.6 million, or $0.05 per share, as compared to the same period of 2005 by operating and maintaining the water and wastewater systems for the U.S. Government. The increases included revenue recognized for certain special projects and reimbursement of various operating costs incurred during the transition periods.

•                  A $1.7 million increase in interest income, or $0.06 per share, resulting primarily from interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC and interest income related to a $3.0 million Internal Revenue Service refund received in May 2006.

•                  A lower effective tax rate increased earnings by $0.09 per share resulting primarily from: (i) a $400,000 tax benefit relating to a $3.0 million IRS refund received in May 2006; and (ii) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

Operating Revenues

For the six months ended June 30, 2006, revenues from water operations increased by 6.5% to $101.3 million, compared to $95.1 million for the six months ended June 30, 2005. Higher water revenues reflect rate increases since the second quarter of 2005 covering almost all water customers, which contributed $4.9 million in increased revenues. In addition, an increase of about 2.3% in billed water consumption resulting from changes in weather conditions also increased revenues by approximately $1.3 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

For the six months ended June 30, 2006, revenues from electric operations increased by 13.4% to $15.4 million compared to $13.6 million for the six months ended June 30, 2005. The increase reflects primarily a 9.7% increase in KWh consumption due to changes in weather conditions which increased the usage of snow-making machines in 2006.  New rates for the 8.4 MW natural gas-fueled generation facility also contributed to the increase.   The new rates went into effect on April 15, 2005 and are expected to generate approximately $2.7 million in additional annual revenues, subject to refund pending CPUC’s final cost review.  The new rates have been recognized in revenues as management believes it is probable that the final CPUC cost review will not result in refunds to the customer.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

For the six months ended June 30, 2006, other operating revenues increased by 256.2% to $6.1 million compared to $1.7 million for the six months ended June 30, 2005 due primarily to a decision issued by the CPUC on April 13, 2006 enabling GSWC to record water rights lease revenues from the City of Folsom from January 2004 to June 2006 of $2.9 million in total, as revenues.  Prior to this decision, the apportionment of any lease revenues that GSWC collected in 2004 and 2005, totaling $2.3 million, had been included in a regulatory liability account and no amounts were recognized as revenues until uncertainties about this matter were resolved. Registrant also recorded additional revenue of $598,000, reflecting the first and second quarter of the 2006 water rights lease revenues.   In addition, an increase of $1.5 million in revenues as compared to the first six months of 2005 reflects: (i) the recording of FBWS revenue of approximately $565,000 during the six months ended June 30, 2006 based on the percentage of completion method for contract revenue recognition for several projects at Fort Bliss; and (ii) additional revenues totaling $1.1 million generated from operating the water and wastewater systems at Andrews Air Force Base which began operation on February 1, 2005, at Fort Eustis, Fort Monroe and Fort Story all of which began operations on April 3, 2006, and the wastewater systems at Fort Lee which began operations on February 23, 2006.

Operating Expenses

For the six months ended June 30, 2006, purchased water costs decreased by 3.5% to $19.3 million compared to $20.0 million for the six months ended June 30, 2005. The decrease is due primarily to a change in the supply mix caused by less purchased water needed to replace groundwater supply lost.  For the six months ended June 30, 2006, 43.6% of Registrant’s supply mix was purchased water as compared to 45.7% purchased water for the six months ended June 30, 2005. During the same period last year, there were additional purchases of water needed to replace groundwater supply lost due to wells being removed from service. The wells were removed from service as a result of water quality issues and mechanical problems, particularly in GSWC’s Foothill district. The cost of purchased water in this district decreased by approximately $1.1 million as a result of the wells being returned to operation in 2006. This decrease was partially offset by an increase in customer demand resulting from higher consumption and increased water rates by purchased water suppliers.

For the six months ended June 30, 2006, the cost of power purchased for pumping increased by 9.5% to $4.0 million compared to $3.7 million for the six months ended June 30, 2005 due to an increase in KWh usage by Registrant caused by higher customer water demand and an increase in pumping volume due to the supply mix change discussed above.

For the six months ended June 30, 2006, groundwater production assessments increased by 14.8% to $4.3 million as compared to $3.8 million for the six months ended June 30, 2005 due to increases in well production to meet higher customer demand. There were also increases in assessment rates levied against groundwater production, effective July 2005. Average pump tax rates increased in Regions II and III by approximately 5% and 20%, respectively.

Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively.

For the six months ended June 30, 2006, cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division increased by 14.1% to $7.8 million compared to $6.8 million for the six months ended June 30, 2005, reflecting higher customer demand during the six months ended June 30, 2006.

Unrealized loss (gain) on purchased power contracts represents losses and gains recorded for GSWC’s purchased power agreements with PWCC, which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $3.1 million pretax unrealized loss on purchased power contracts for the six months ended June 30, 2006 is due to a decrease in the current forward market prices since December 31, 2005.  There was a $3.5 million pretax unrealized gain on purchased power contracts for the six months ended June 30, 2005. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

A decrease of $866,000 during the six months ended June 30, 2006 in the provision for supply cost balancing accounts as compared to the six months ended June 30, 2005 was primarily due to: (i) the recording of an over-collection of $223,000 in the first quarter of 2005 as a regulatory liability with a corresponding charge booked to the supply cost balancing account provision; (ii) the recording of a $247,000 refund received in May 2005 from Mirant with no corresponding amount booked in the same period of 2006; (iii) the recording of a $1.3 million under-collection in the second quarter of 2006 related to the 2006 year to date supply cost memorandum account resulting from the elimination of the earnings test by the CPUC in April 2006; (iv) the recording in April 2006 of an additional $181,000 under-collection for 2005’s supply cost memorandum account due to the elimination by the CPUC of the earnings test; and (v) a $391,000 decrease in the amortization of the electric balancing account.  These decreases were offset by: (i) the approval by the CPUC and recording in June 2005 of $1.3 million under-collection related to Region III’s 2004 supply cost memorandum account; and (ii) an increase of $229,000 primarily in the amortization of water supply cost balancing accounts approved by the CPUC in June and August 2005.

For the six months ended June 30, 2006, other operating expenses increased by 2.9% to $10.6 million compared to $10.3 million for the six months ended June 30, 2005 due primarily to higher operating expenses of $728,000 at ODUS and TUS due to the commencement of operation of the water and wastewater systems at military bases in Maryland and Virginia. There was also a net increase of $122,000 at GSWC primarily due to increases in water treatment costs.  These increases were partially offset by the reimbursement of $546,000 by the U.S. Government and a contractor for operating expenses incurred at Fort Bliss.  FBWS was hired as a subcontractor for certain special projects requested by the U.S. Government, in addition to the services provided under the terms of the primary contract.

For the six months ended June 30, 2006, administrative and general expenses remained relatively unchanged compared to the same period in 2005.  There were increases in: (i) pensions and benefits of $136,000 due to actuarial assumption changes in the mortality tables, and increases of approximately $492,000 in various other benefit costs due primarily to increases in medical and labor costs; (ii) stock-based compensation expense of $237,000 due to the adoption of SFAS No. 123(R) effective January 1, 2006, (iii) labor costs of $753,000 due to higher wages; (iv) general liability related costs of approximately $115,000; and (v) various office and other expenses of approximately $602,000 primarily at ODUS and TUS due to the commencement of operation of the water and wastewater systems at military bases in Maryland and Virginia.  These increases were offset by (i) the recovery of transition period operating expenses of about $672,000 at military bases in Maryland and Virginia by subsidiaries of ASUS; (ii) reimbursement of indirect capital cost of $340,000 incurred by FBWS in the first and second quarters of 2006; (iii) a decrease in the DERs expense of approximately $202,000. Upon adoption of SFAS No. 123(R) effective January 1, 2006, DERs are now recorded as a reduction to retained earnings whereas in prior years they were recorded as additional compensation expense; (iv) a decrease in the bonus accrual of approximately $306,000 primarily as a result of changes to the Company’s bonus plan; and (v) the recovery of outside services resulting from the CPUC’s approval in April 2006 of Region II’s outside services memorandum account totaling approximately $709,000.  Upon approval by the CPUC, these legal costs, which were incurred in prior periods, were reversed in the second quarter of 2006 and recorded as a regulatory asset.

For the six months ended June 30, 2006, depreciation and amortization expense increased by 15.0% to $13.1 million compared to $11.4 million for the six months ended June 30, 2005 reflecting, among other things, the effects of closing approximately $100 million of additions to utility plant during 2005, depreciation on which began in January 2006. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

For the six months ended June 30, 2006, maintenance expense increased by 18.6% to $5.7 million compared to $4.8 million for the six months ended June 30, 2005 due principally to an increase in required maintenance on GSWC’s wells and water supply sources at all Regions.  There were also increases in well treatment and emergency repair costs.

For the six months ended June 30, 2006, property and other taxes increased by 10.6% to $5.0 million compared to $4.5 million for the six months ended June 30, 2005 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

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

Interest Expense

For the six months ended June 30, 2006, interest expense increased by 10.3% to $10.5 million compared to $9.5 million for the six months ended June 30, 2005 primarily reflecting increases in long-term debt interest expense of $1.2 million due to $40.0 million of additional private placement notes issued in October 2005.  Partially offsetting this increase was a decrease in short-term cash borrowings.  Average bank loan balances outstanding under an AWR credit facility for the six months ended June 30, 2006 were approximately $30.0 million, as compared to an average of $48.0 million during the same period of 2005.  However, the decrease in short-term bank loan balances was also partially offset by higher interest rates.

Interest Income

Interest income increased to $1.8 million for the six months ended June 30, 2006 due to (i) interest income of $218,000 with respect to interest accrued on an $8.0 million settlement with Aerojet General Corporation (“Aerojet”) which will be paid over a five year period beginning in December 2009; (ii) interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC of $862,000; (iii) interest income of $381,000 related to a $3.0 million Internal Revenue Service refund received in May 2006; and (iv) interest earned on short-term cash surplus.

Income Tax Expense

Although pretax income increased by 11.7% for the six months ended June 30, 2006, income tax expense decreased by 8.0% to $7.3 million compared to $7.9 million for the six months ended June 30, 2005. This was as a result of flow-through adjustments and a refund claim, as discussed further, below. The effective tax rate (“ETR”) for the six months ended June 30, 2006 decreased by approximately 8.0 percentage points to 37.3% as compared to a 45.4% ETR applicable to the six months ended June 30, 2005. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. During the second quarter of 2005, the recognition of the federal effect of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the effect to the subsequent tax year. This reduced income tax expense by $204,000 for the six months ended June 30, 2006. During the third quarter of 2005, AWR filed an amended tax return for 2001 with the Internal Revenue Service (“IRS”) which was subject to IRS and Congressional Joint Committee of Taxation (“JCT”) review.  During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest.  Consequently, in the second quarter of 2006, AWR recorded a tax benefit of $400,000, of which $351,000 was attributable to GSWC.  The refund-claim benefit contributed to 2.0 of the 8.0 percentage point ETR reduction referred to, above.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2005. Except for the adoption of SFAS No. 123(R), “Share-Based Payment”, there have been no material changes to the critical accounting policies.  Effective January 1, 2006, Registrant began accounting for employee and directors stock-based compensation costs in accordance with SFAS No. 123(R) which requires the recognition of compensation expense in the financial statements based on fair values of the stock awards.  Registrant elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.  Registrant utilized the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Further, as required under SFAS No. 123(R), Registrant now estimates forfeitures for options granted, which are not expected to vest. The cumulative effect of adopting the change in estimating forfeitures is not material to Registrant’s financial statements for the six months ended June 30, 2006. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of Registrants share-based compensation.  The adoption of SFAS No. 123(R) did not have a material affect on Registrant’s consolidated financial position, results of operations and cash flows for the three and six months ended June 30, 2006.

Liquidity and Capital Resources

AWR

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC.

Net cash provided by operating activities was $27.1 million for the six months ended June 30, 2006 as compared to $32.9 million for the same period ended June 30, 2005. The decrease of $5.8 million was primarily attributable to: (i) approximately $3.8 million incurred in 2006 of costs and estimated earnings in excess of billings on uncompleted contracts primarily at Fort Bliss; (ii) approximately $812,000 of increases in general rate case costs associated with the filing of Region II and the General Office rate cases; and (iii) the receipt of a $3.0 million federal tax refund received in May 2006 as compared to a $5.0 million federal tax refund in April 2005, as well as differences in the timing of remitting taxes which resulted in an additional $3.9 million of taxes paid during the six months ended June 30, 2006.  These decreases were partially offset by the receipt in June 2006 of $2.6 million from Aerojet for reimbursement of costs incurred on certain capital projects which resulted in a decrease to other accounts receivable, and by improved earnings for the six months ended June 30, 2006. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Net cash used in investing activities decreased to $34.1 million for the six months ended June 30, 2006 as compared to $35.8 million for the same period ended June 30, 2005.

Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2006 as compared to $3.7 million for the same period in 2005. The decrease in net cash provided by financing activities was primarily caused by a decrease of about $2.2 million in advances for and contributions in aid of construction and a $3.0 million net decrease in the net change in notes payable to banks. These decreases were offset by a $3.9 million increase in proceeds from stock option exercises and the issuance of Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan. Cash flows from financing activities also increased by $897,000 from the tax benefits associated with the exercise of the aforementioned stock options.

In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. As of June 30, 2006, an aggregate of $28 million in cash borrowings were included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility. AWR also has a Registration Statement on file with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of June 30, 2006, approximately $6.5 million was available for issuance under this Registration Statement.

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

GSWC

Net cash provided by operating activities was $31.7 million for the six months ended June 30, 2006 as compared to $28.0 million for the same period in 2005.  The increase of $3.7 million was primarily attributable to the receipt in June 2006 of $2.6 million from Aerojet for reimbursement of costs incurred on certain capital projects which resulted in a decrease to other accounts receivable and by improved earnings for the six months ended June 30, 2006. These increases were offset by higher general rate case costs, lower tax refunds received in 2006 as compared to the same period in 2005 as well as differences in the timing of remitting taxes, and various other changes in the timing of cash receipts and disbursements related to other working capital items that affected the net cash provided by operating activities.

Net cash used in investing activities decreased slightly to $33.1 million for the six months ended June 30, 2006 as compared to $33.4 million for the same period in 2005.

Net cash used by financing activities was $1.1 million for the six months ended June 30, 2006 as compared to net cash provided by financing activities of $6.1 million for the same period in 2005. The decrease reflects a $1.8 million decrease in the receipt of advances for and contributions in aid of construction, and a net decrease of $5.8 million in intercompany borrowings.

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

GSWC also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions in aid of construction, advances for construction and install-and-convey advances to fund the majority of its construction expenditures. GSWC has a Registration Statement on file with the SEC for issuance from time to time, of up to $100.0 million of debt securities. As of June 30, 2006, $50.0 million remained for issuance under this Registration Statement, subject to regulatory approval from the CPUC for issuance of additional debt.

On October 11, 2005, CoBank, ACB purchased a 5.87% Senior Note due December 20, 2028 in the aggregate principal amount of $40.0 million from GSWC. The proceeds were used to pay down GSWC’s intercompany short-term borrowings.

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

GSWC is required to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC.  GRCs typically include an increase in year one and step increases for the second and third years. Rates are based on a forecast of expenses and capital investments. GRCs have a typical regulatory processing time of one year.   In California, rates may be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, and advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two to four month regulatory lag.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do, however, regulate certain transactions between GSWC and its affiliates.

The amounts charged by the subsidiaries of ASUS for water and wastewater services at military bases are based upon the terms of 50-year contracts with the U.S. Government. Prices will be re-determined at the end of two years after commencement of operations at each military base and generally every three years thereafter. In addition, prices may be equitably adjusted for changes in law, wage and benefit increases and other circumstances.

Recent Changes in Rates

On January 12, 2006, the CPUC approved Region III’s rate case. The authorized rate increase for 2006 was made effective January 19, 2006 and is expected to provide GSWC additional annual revenue approximating $5.4 million in 2006 based on a return on equity of 9.8%.  For the second and the third year of this three-year GRC, the CPUC approved an annual increase of approximately $1.9 million and $2.3 million, respectively, subject to certain earnings tests.

On November 14, 2005, GSWC filed advice letters with the CPUC for step increases for Region I in an amount of approximately $0.6 million and an attrition increase of approximately $5.2 million for Region II, both of which were approved and became effective on January 1, 2006.

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

Other Regulatory Matters

Memorandum Supply Cost Accounts

In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC were required to seek review of under- and over- collections by filing an advice letter annually. In addition, the utility’s recovery of such expenses was reduced by the amount exceeding the authorized rate-of return (earnings test). On April 13, 2006, the CPUC issued a decision to remove these requirements. Pursuant to this order, GSWC recognized a cumulative under-collection of approximately $636,000 to the supply cost memorandum account provisions in the second quarter of 2006 for the under-collected balances not recognized at March 31, 2006 and began recording under- and over- collections on a monthly basis thereafter.

GSWC intends to file for recovery of the net under-collected supply costs with the CPUC in 2006 or in subsequent general rate case proceedings.  Management believes that it is probable that the CPUC will permit GSWC to recover in rates the net under-collections in supply costs.

Santa Maria Groundwater Basin Adjudication

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. As of June 30, 2006, GSWC has incurred costs of approximately $6.2 million in defending its rights in the Santa Maria Basin, including legal and expert witness fees, which have been deferred in Utility Plant for rate recovery.  In February 2006, GSWC filed for recovery of these costs with the CPUC.  Management believes that the recovery of these costs through rates is probable. A settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Santa Maria Basin.  There are also a small number of nonsettling parties, and the case is going forward as to their claims. The stipulation, if approved, would preserve GSWC’s position with the settling parties independent of the outcome of the case as it moves forward with the nonsettling parties.  GSWC can not predict the outcome of the case as to the nonsettling parties.

Refund of Water Rights Lease Revenues

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers.  On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues received from the City of Folsom since January, 2004, inclusive of the balances in the regulatory liability accounts, in water system infrastructure and to include such investments in the rate base upon which GSWC earns a rate of return.  As a result, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into income and recorded an additional pretax income of $299,000 and $598,000 reflecting the three and six months ended June 30, 2006, respectively, water rights lease revenues.

Recovery of cost of tree removal and mitigation for Bark Beetle Infestation

In a Proclamation issued on March 7, 2003 former Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego. On April 3, 2003, the CPUC issued an order requiring Southern California Edison Company, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric, are authorized to make annual advice letter filings requesting recovery of the costs of complying with this order.   On April 13, 2006, the CPUC approved GSWC’s request for the amortization of about $351,000 for costs incurred through June 30, 2005 plus interest in the Bark Beetle Catastrophic Event Memorandum Account.  At June 30, 2006, approximately $636,000, which includes the $351,000, has been incurred and is recorded as a regulatory asset on the balance sheets.

Outside Services Memorandum Account

In April 2006, the CPUC approved GSWC’s Region II advice letter which requested recovery of the expenses recorded in the Outside Services Memorandum Account (“OSMA”), as of December 31, 2005.  The decision authorized the recovery of this memorandum account to record costs incurred while working with the Water Replenishment District (“WRD”), WRD Technical Advisory Committee, Central and West Basin Municipal Water Districts, Metropolitan Water District, West Basin Water Association and Central Basin Water Association on water supply reliability and rate-related issues in Region II. GSWC incurred approximately $374,000 and $345,000 in the OSMA in 2004 and 2005, respectively.  GSWC sought and received authorization to amortize the cumulative total of approximately $719,000 over a 12-month period through customer rates.   Accordingly, GSWC recorded a regulatory asset for this amount in April of 2006 with an offset and reduction to outside legal services for the three months ended June 30, 2006.  A surcharge went into effect in April of 2006 and accordingly, GSWC began amortizing the OSMA account. Revenues of approximately $104,000 were received from customers during the three months ended June 30, 2006 relating to this surcharge. The surcharge will be in effect over a 12-month period.

Environmental Matters

Registrant’s subsidiaries are subject to increasingly stringent environmental regulations including the 1996 amendments to the Federal Safe Drinking Water Act; enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; and the long-term enhanced surface water treatment rules; ground water treatment rule; contaminant regulation of radon and arsenic; and unregulated contaminants monitoring rule.

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

Water Supply

The adequacy of Registrant’s water supplies varies from year to year depending upon a variety of factors, including rainfall, availability of Colorado River water and imported water from northern California, the amount of water stored in reservoirs and groundwater basins, the amount of water used by Registrant’s customers and others, water quality and legal limitations on use.

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

New Accounting Pronouncements

Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board.  See Notes to Consolidated Financial Statements for disclosure on new accounting pronouncements.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the second quarter of 2006.

The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
April 1 - 30, 2006	131	(3)	$37.79	—	NA(4)
May 1 - 31, 2006	153	(3)	$39.22	—	NA(4)
June 1 - 30, 2006	10,453	(2)	$36.46	—	NA(4)
Total	10,737		$36.51	—	NA(4)

(1)             None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2)             Of this amount, 10,295 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) plan. The remainder of the Common Shares was acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 9, 2006. The following table presents the voting results of the election of Class II directors at this meeting:

Name	“Votes For”	“Votes Withheld”
N.P. Dodge, Jr.	14,337,357	89,829
Robert F. Kathol	14,337,818	89,368
Lloyd E. Ross	14,317,458	109,727

Registrant has one other class of directors, James L. Anderson, Anne M. Holloway and Floyd E. Wicks, whose terms will expire at the annual meeting in 2007.

Registrant’s shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm, with 14,366,838 voting in favor of the appointment, 32,037 opposing the appointment, 28,310 abstaining from voting on the appointment and 1 share not voting on the proposal.

Item 5. Other Information

(a)  On July 31, 2006, the Board of Directors of Registrant declared a regular quarterly dividend of $0.225 per common share. The dividend will be paid September 1, 2006 to shareholders of record as of the close of business on August 14, 2006.

The Board of Directors has approved an amendment to the Supplemental Executive Retirement Plan (“SERP”) for executive officers of the Company and a revised form of Restricted Stock Unit Agreement.  Under the SERP, the formula for calculating benefits was revised to provide that the benefit is calculated based on  2% of compensation per year of credited service before 2006 and  3% of compensation  per year of credited service after 2005 up to a combined maximum of  60% of compensation, except that participants who were employed with the Company on January 1, 2006  are entitled to receive the greater of the benefit calculated under the  new formula or the benefit calculated under the previous formula.  The Board's approval of the new SERP formula is subject to the receipt of a confirming example, showing the effect of the change on an executive officer.  The Restricted Stock Unit Agreement has been revised to provide that a restricted stock unit will vest upon termination of employment if the employee is at least 55 and his or her age and years of service with the Company and/or its subsidiaries equals at least 75.  Prior to the amendment, the Restricted Stock Unit Agreement provided for vesting upon termination of employment if the employee was at least 55 and had at least 20 years of service with the Company and/or its subsidiaries.

(b)  There have been no material changes during the second quarter of 2006 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a) The following documents are filed as Exhibits to this report:

10.1	Amended Southern California Water Company Pension Restoration Plan (1)(3)
10.2	Revised Form of Restricted Stock Unit Agreement (1)(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)
31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)
31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

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

Dated: August 9, 2006