Form 10-Q
period 2006-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2006-11-08
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-14431

American States Water Company
(Exact Name of Registrant as Specified in Its Charter)

California	95-4676679
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

630 E. Foothill Blvd, San Dimas, CA	91773-1207
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 8, 2006, the number of Common Shares outstanding, of American States Water Company was 17,038,477 shares.

As of November 8, 2006, all of the 122 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2006	December 31, 2005
Utility Plant, at cost

Water	$899,598	$869,471
Electric	62,197	61,386
	961,795	930,857
Less - Accumulated depreciation	(280,906)	(259,915)
	680,889	670,942
Construction work in progress	61,480	42,283
Net utility plant	742,369	713,225

Other Property and Investments
Goodwill	11,778	11,841
Other property and investments	9,697	9,740
Total other property and investments	21,475	21,581

Current Assets
Cash and cash equivalents	6,591	13,032
Accounts receivable-customers (less allowance for doubtful accounts of $780 in 2006 and $789 in 2005)	17,802	13,341
Unbilled revenue	18,762	15,195
Other accounts receivable (less allowance for doubtful accounts of $144 in 2006 and $337 in 2005)	9,923	10,844
Income taxes receivable	30	822
Materials and supplies, at average cost	1,545	1,421
Regulatory assets – current	3,233	3,946
Prepayments and other current assets	1,395	2,998
Unrealized gain on purchased power contracts	—	3,417
Costs and estimated earnings in excess of billings on uncompleted contracts	2,231	—
Deferred income taxes – current	4,709	1,692
Total current assets	66,221	66,708

Regulatory and Other Assets
Regulatory assets	61,288	54,382
Other accounts receivable	9,148	8,820
Deferred income taxes	34	—
Other	8,173	8,419
Total regulatory and other assets	78,643	71,621
Total Assets	$908,708	$873,135

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2006	December 31, 2005
Capitalization
Common shares, no par value, no stated value	$174,330	$166,529
Earnings reinvested in the business	107,311	101,121
Accumulated other comprehensive loss	(3,556)	(3,556)
Total common shareholders’ equity	278,085	264,094
Long-term debt	268,181	268,405
Total capitalization	546,266	532,499

Current Liabilities
Notes payable to banks	25,000	27,000
Long-term debt – current	575	635
Accounts payable	23,284	19,653
Income taxes payable	4,392	1,534
Accrued employee expenses	4,428	5,879
Accrued interest	5,245	2,254
Regulatory liabilities – current	4,120	3,252
Deferred income taxes – current	—	86
Unrealized loss on purchased power contracts	2,468	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,910	—
Other	13,268	14,952
Total current liabilities	84,690	75,245

Other Credits
Advances for construction	86,961	85,168
Contributions in aid of construction – net	86,708	83,976
Deferred income taxes	76,042	69,669
Unamortized investment tax credits	2,450	2,518
Accrued pension and other postretirement benefits	14,955	13,562
Regulatory liabilities	571	521
Billings in excess of costs and estimated earnings on uncompleted contracts	2,092	2,207
Other	7,973	7,770
Total other credits	277,752	265,391
Commitments and Contingencies (Note 8)	—	—
Total Capitalization and Liabilities	$908,708	$873,135

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2006	2005
Operating Revenues
Water	$64,962	$60,539
Electric	6,444	6,544
Other	2,335	1,008
Total operating revenues	73,741	68,091

Operating Expenses
Water purchased	15,066	15,779
Power purchased for pumping	3,600	3,252
Groundwater production assessment	2,477	2,315
Power purchased for resale	2,659	3,075
Unrealized loss (gain) on purchased power contracts	2,807	(4,018)
Supply cost balancing accounts	244	514
Other operating expenses	6,677	4,850
Administrative and general expenses	12,614	10,342
Depreciation and amortization	6,634	4,734
Maintenance	3,395	2,905
Property and other taxes	2,656	2,572
Net gain on sale of property	(124)	—
Total operating expenses	58,705	46,320
Operating Income	15,036	21,771

Interest expense	(5,349)	193
Interest income	695	745

Income from operations before income tax expense	10,382	22,709

Income tax expense	4,809	10,475

Net Income	$5,573	$12,234

Weighted Average Number of Shares Outstanding	17,003	16,782
Basic Earnings Per Common Share	$0.32	$0.72

Weighted Average Number of Diluted Shares	17,057	16,887
Fully Diluted Earnings Per Share	$0.32	$0.72

Dividends Declared Per Common Share	$0.225	$0.225

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005
Operating Revenues
Water	$166,233	$155,611
Electric	21,816	20,105
Other	8,437	2,721
Total operating revenues	196,486	178,437

Operating Expenses
Water purchased	34,326	35,742
Power purchased for pumping	7,620	6,923
Groundwater production assessment	6,799	6,079
Power purchased for resale	10,470	9,922
Unrealized loss (gain) on purchased power contracts	5,886	(7,492)
Supply cost balancing accounts	(93)	1,042
Other operating expenses	17,264	15,138
Administrative and general expenses	34,628	32,456
Depreciation and amortization	19,726	16,123
Maintenance	9,113	7,522
Property and other taxes	7,674	7,111
Net gain on sale of property	(124)	—
Gain on settlement for removal of wells	—	(760)
Total operating expenses	153,289	129,806

Operating Income	43,197	48,631

Interest expense	(16,037)	(9,341)
Interest income	2,643	801

Income from operations before income tax expense	29,803	40,091

Income tax expense	12,061	18,358

Net Income	$17,742	$21,733

Weighted Average Number of Shares Outstanding	16,898	16,773
Basic Earnings Per Common Share	$1.03	$1.29

Weighted Average Number of Diluted Shares	16,949	16,845
Fully Diluted Earnings Per Share	$1.03	$1.29

Dividends Declared Per Common Share	$0.675	$0.675

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$17,742	$21,733
Adjustments for non-cash items:
Depreciation and amortization	19,726	16,123
Provision for doubtful accounts	538	311
Deferred income taxes, net regulatory asset for flow-through taxes, and investment tax credits	2,761	9,453
Unrealized loss (gain) on purchased power contracts	5,886	(7,492)
Stock-based compensation expense	427	110
Other - net	585	(57)
Changes in assets and liabilities:
Accounts receivable - customers	(4,849)	(4,517)
Unbilled revenue	(3,567)	(3,657)
Other accounts receivable	443	(576)
Materials and supplies	(124)	61
Prepayments and other current assets	1,603	1,884
Regulatory assets - supply cost balancing accounts	(93)	1,042
Other assets	(6,906)	(2,143)
Accounts payable	3,631	265
Income taxes receivable/payable	3,650	8,741
Other liabilities	4,196	3,906
Net cash provided	45,649	45,187

Cash Flows From Investing Activities:
Construction expenditures	(51,069)	(51,958)
Net cash used	(51,069)	(51,958)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	1,625	830
Proceeds from stock option exercises	4,383	—
Tax benefits from exercise of stock-based awards	1,142	—
Receipt of advances for and contributions in aid of construction	6,718	10,350
Refunds on advances for construction	(3,072)	(3,147)
Repayments of long-term debt	(329)	(560)
Net change in notes payable to banks	(2,000)	10,000
Cash received on financing portion of purchased power contracts	2,007	2,007
Dividend equivalent rights paid	(187)	—
Tax benefits from payment of dividend equivalent rights	80	—
Dividends paid	(11,388)	(11,321)
Net cash (used) provided	(1,021)	8,159

Net (decrease) increase in cash and cash equivalents	(6,441)	1,388
Cash and cash equivalents, beginning of period	13,032	4,303
Cash and cash equivalents, end of period	$6,591	$5,691

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2006	December 31, 2005
Utility Plant, at cost

Water	$848,250	$819,958
Electric	62,196	61,386
	910,446	881,344
Less - Accumulated depreciation	(266,178)	(246,649)
	644,268	634,695
Construction work in progress	58,735	38,334
Net utility plant	703,003	673,029

Other Property and Investments
Other property and investments	7,312	7,364
Total other property and investments	7,312	7,364

Current Assets
Cash and cash equivalents	2,657	8,788
Accounts receivable-customers (less allowance for doubtful accounts of $753 in 2006 and $765 in 2005)	17,323	12,919
Unbilled revenue	18,361	14,856
Inter-company receivable	258	226
Other accounts receivable (less allowance for doubtful accounts of $141 in 2006 and $334 in 2005)	2,869	6,106
Materials and supplies, at average cost	1,530	1,404
Regulatory assets - current	3,162	3,875
Prepayments and other current assets	1,238	2,795
Unrealized gain on purchased power contracts	—	3,417
Deferred income taxes - current	4,666	1,693
Total current assets	52,064	56,079

Regulatory and Other Assets
Regulatory assets	61,288	54,382
Other accounts receivable	9,148	8,820
Other	7,407	7,575
Total regulatory and other assets	77,843	70,777

Total Assets	$840,222	$807,249

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2006	December 31, 2005
Capitalization
Common shares, no par value, no stated value	$161,179	$159,429
Earnings reinvested in the business	104,447	99,645
Accumulated other comprehensive loss	(3,556)	(3,556)
Total common shareholder’s equity	262,070	255,518
Long-term debt	261,316	261,540
Total capitalization	523,386	517,058

Current Liabilities
Long-term debt – current	305	295
Accounts payable	20,430	17,914
Inter-company payable	3,488	65
Income taxes payable to Parent	7,174	2,268
Accrued employee expenses	4,063	5,507
Accrued interest	5,179	2,218
Regulatory liabilities – current	4,120	3,252
Unrealized loss on purchased power contracts	2,468	—
Deferred income taxes – current	—	109
Other	12,772	12,390
Total current liabilities	59,999	44,018

Other Credits
Advances for construction	76,153	74,790
Contributions in aid of construction - net	84,917	83,055
Deferred income taxes	71,478	65,469
Unamortized investment tax credits	2,450	2,518
Accrued pension and other postretirement benefits	14,955	13,562
Other	6,884	6,779
Total other credits	256,837	246,173

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$840,222	$807,249

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Three Months Ended September 30,
(in thousands)	2006	2005
Operating Revenues
Water	$62,842	$58,568
Electric	6,443	6,544
Other	325	21
Total operating revenues	69,610	65,133

Operating Expenses
Water purchased	14,696	15,446
Power purchased for pumping	3,394	3,080
Groundwater production assessment	2,477	2,316
Power purchased for resale	2,659	3,074
Unrealized loss (gain) on purchased power contracts	2,807	(4,018)
Supply cost balancing accounts	244	514
Other operating expenses	5,528	4,346
Administrative and general expenses	10,893	9,010
Depreciation and amortization	6,171	4,460
Maintenance	3,217	2,830
Property and other taxes	2,579	2,481
Net gain on sale of property	(132)	—
Total operating expenses	54,533	43,539

Operating Income	15,077	21,594

Interest expense	(4,861)	519
Interest income	479	735

Income from operations before income tax expense	10,695	22,848

Income tax expense	4,943	10,475

Net Income	$5,752	$12,373

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2006	2005
Operating Revenues
Water	$160,282	$150,519
Electric	21,816	20,105
Other	3,244	76
Total operating revenues	185,342	170,700

Operating Expenses
Water purchased	33,573	35,116
Power purchased for pumping	7,127	6,537
Groundwater production assessment	6,799	6,115
Power purchased for resale	10,470	9,921
Unrealized loss (gain) on purchased power contracts	5,886	(7,492)
Supply cost balancing accounts	(93)	1,042
Other operating expenses	14,961	13,656
Administrative and general expenses	29,988	27,958
Depreciation and amortization	18,336	15,290
Maintenance	8,559	7,085
Property and other taxes	7,372	6,799
Net gain on sale of property	(132)	—
Total operating expenses	142,846	122,027

Operating Income	42,496	48,673

Interest expense	(14,538)	(8,381)
Interest income	2,203	767

Income from operations before income tax expense	30,161	41,059

Income tax expense	12,305	18,710
Net Income	$17,856	$22,349

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
CASH FLOW STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$17,856	$22,349
Adjustments for non-cash items:
Depreciation and amortization	18,336	15,290
Provision for doubtful accounts	528	280
Deferred income taxes, net regulatory asset for flow-through taxes, and investment tax credits	2,452	8,684
Unrealized loss (gain) on purchased power contracts	5,886	(7,492)
Stock-based compensation expense	402	110
Other – net	401	162
Changes in assets and liabilities:
Accounts receivable – customers	(4,782)	(4,397)
Unbilled revenue	(3,505)	(3,600)
Other accounts receivable	2,759	615
Materials and supplies	(126)	63
Prepayments and other current assets	1,557	1,770
Regulatory assets - supply cost balancing accounts	(93)	1,042
Other assets	(4,764)	(1,959)
Accounts payable	2,516	465
Inter-company receivable/payable	891	3,182
Income taxes receivable/payable from/to Parent	4,906	7,867
Other liabilities	2,526	2,723
Net cash provided	47,746	47,154

Cash Flows From Investing Activities:
Construction expenditures	(49,465)	(48,756)
Net cash used	(49,465)	(48,756)

Cash Flows From Financing Activities:
Tax benefits from exercise of stock-based awards	1,131	—
Receipt of advances for and contributions in aid of construction	5,798	8,745
Refunds on advances for construction	(2,591)	(2,801)
Repayments of long-term debt	(259)	(222)
Net change in inter-company borrowings	2,500	7,300
Cash received on financing portion of purchased power contracts	2,007	2,007
Dividend equivalent rights paid	(171)	—
Tax benefits from payment of dividend equivalent rights	73	—
Dividends paid	(12,900)	(12,000)
Net cash (used) provided	(4,412)	3,029

Net (decrease) increase in cash and cash equivalents	(6,131)	1,427
Cash and cash equivalents, beginning of period	8,788	2,702
Cash and cash equivalents, end of period	$2,657	$4,129

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

FBWS operates the water and wastewater systems at Fort Bliss located near El Paso, Texas pursuant to the terms of a 50-year contract with the U.S. Government. FBWS holds a certificate of convenience and necessity from the Texas Commission on Environmental Quality (“TCEQ”). TUS took over the operation and maintenance of the water and wastewater systems at Andrews Air Force Base in Maryland on February 1, 2006 and commenced operation of these systems on that date pursuant to the terms of a 50-year contract with the U.S. Government. On December 14, 2005, the Maryland Public Service Commission determined it was in the public interest and consistent with public convenience and necessity to conditionally approve the right of TUS to operate in accordance with the terms and conditions of the contract with the U.S. Government. ODUS assumed the operation and maintenance of the wastewater systems at Fort Lee in Virginia on February 23, 2006 and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia on April 3, 2006 and commenced operation and maintenance of these systems on those dates pursuant to the terms of 50-year contracts with the U.S. Government. The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Form 10-K for the year ended December 31, 2005 filed with the SEC. Certain prior-period amounts were reclassified to conform to the September 30, 2006 financial statement presentation.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of September 30, 2006 and December 31, 2005. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed upon allocation factors.

New Accounting Pronouncements:  Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of compensation expense related to the fair value of stock-based compensation awards. See Note 6 for further details.

In March 2006, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, which provides clarifying guidance on how to present sales taxes in the income statement. This guidance is effective for periods beginning after December 15, 2006, with early application of the guidance permitted. Registrant is currently assessing the impact of the EITF on its financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 31, 2006. Registrant will implement the new guidance effective January 1, 2007 and is currently assessing the impact of the Interpretation on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that Registrant has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. Registrant will implement the new standard effective January 1, 2008. Registrant is currently evaluating the impact SFAS No. 157 may have on its financial statements and disclosures.

In September 2006, the FASB also issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires that Registrant recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in its 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. Registrant is currently evaluating the impact of adopting SFAS No. 158 on its financial statements including the possible regulatory accounting treatment and will implement the new standard by December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures.  SAB No. 108 is effective as of the end of Registrant’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. Registrant is currently evaluating the impact of adopting SAB No. 108 on its financial statements and will implement the new guidance by December 31, 2006. Registrant believes SAB No. 108 will not have a material impact on its results of operations or financial position.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenues associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. At September 30, 2006, Registrant had $8.9 million of regulatory assets not accruing carrying costs. Of this amount, $7.3 million represents deferred income taxes due to accelerated tax benefits previously flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated tax expense. In addition, $1.6 million in deferred charges for rate case applications was recorded as other regulatory assets that Registrant recovers in rates over a short period and for which no recovery of carrying costs is earned.

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(In thousands)	September 30, 2006	December 31, 2005
GSWC
Supply cost balancing accounts	$16,920	$19,624
Supply cost memorandum accounts net under-collections	6,043	3,151
Costs deferred for future recovery on Aerojet case	21,334	21,109
Flow-through taxes, net	7,346	6,939
Electric transmission line abandonment costs	3,333	3,428
Asset retirement obligations	3,189	2,928
Low income balancing accounts	3,503	2,846
General rate case memorandum accounts	—	209
Refund of water rights lease revenues	(3,732)	(6,474)
Other regulatory assets	2,394	1,245
Total GSWC	$60,330	$55,005
CCWC
Asset retirement obligations	47	44
Other regulatory assets/liabilities, net	(547)	(494)
Total AWR	$59,830	$54,555

Supply Cost Balancing and Memorandum Accounts:

Electric Supply Cost Balancing Account – Electric power costs incurred by GSWC’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $19.6 million at September 30, 2006. The balance in the electric supply balancing account is primarily impacted by (i) a surcharge to decrease previously under-collected energy costs; (ii) changes in purchased energy costs; and (iii) changes in power system delivery costs.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 32,049,785 and 31,123,833 kilowatt hours of electricity to its Bear Valley Electric division customers for the three months ended September 30, 2006 and 2005, respectively, and 109,125,050 and 101,438,647 kilowatt hours for the nine months ended September 30, 2006 and 2005, respectively. As a result, the supply cost balancing account was reduced by approximately $710,000 and $689,000 for the three months ended September 30, 2006 and 2005, respectively, and approximately $2,416,000 and $2,246,000 for the nine months ended September 30, 2006 and 2005, respectively. Approximately $14.3 million of the under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge, based on electricity sales, to be sufficient for it to recover the amount of the under-collected balance incurred during the energy crisis by August 2011.

The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of the 2001 settlement with the CPUC. The Bear Valley Electric division of GSWC is allowed to include up to a weighted average annual energy purchase cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account for purchased energy costs. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. During the three months ended September 30,

2006 and 2005, there was no expense over the $77 per MWh cap because of increases in GSWC’s sales of surplus energy into the spot market. During the nine months ended September 30, 2006 and 2005, GSWC expensed approximately $40,400 and $6,400 for costs over $77 per MWh, respectively.

Charges to GSWC by Southern California Edison (“Edison”) associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in Bear Valley Electric’s retail power rates to its customers. The incremental cost increase to GSWC from this tariff above the amounts included in rates is $38,137 per month. These increases have been included in the balancing account for subsequent recovery from customers. The incoming power system delivery costs are not subject to any price caps.

In summary, for the three months ended September 30, 2006 and 2005, approximately $867,000 and $355,000 of over-collections, respectively, were recorded in the electric supply cost balancing account, net of amortization of approximately $710,000 and $689,000, respectively.  For the nine months ended September 30, 2006 and 2005, approximately $1.5 million and $1.6 million of over-collections were recorded in the electric supply cost balancing account, respectively, net of amortization of approximately $2.4 million and $2.2 million, respectively.

Other components, such as interest accrued on cumulative under-collected balance and power loss during transmission, also affect the balance of the electric supply cost balancing account.

Water Supply Cost Memorandum/Balancing Accounts – In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC were required to seek review of under- and over- collections by filing an advice letter annually and the utility’s recovery of such expenses has been reduced by the amount exceeding the authorized rate of return. On April 13, 2006, the CPUC approved a decision eliminating the earnings test adopted in the June 2003 decision. The recent decision also eliminated the need to make an annual filing. Pursuant to this order, GSWC recognized a cumulative under-collection of approximately $636,000 to the supply cost memorandum account provisions in the second quarter of 2006 for the under-collected balances not recognized at March 31, 2006 and began recording under- and over- collections on a monthly basis thereafter commencing with the second quarter of 2006. For the three months ended September 30, 2006 and 2005, approximately $645,000 of under-collections and $130,000 of over-collections, respectively, were recorded in the water supply cost memorandum/balancing accounts, net of amortization of approximately $730,000 and $75,000, respectively.  For the nine months ended September 30, 2006 and 2005, approximately $1.6 million and $670,000 of under-collections were recorded in the memorandum/balancing accounts, respectively, net of amortization of approximately $1.3 million and $367,000, respectively.

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

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period. A rate surcharge generating approximately $328,000 and $791,000 was billed to customers during the three and nine months ended September 30, 2006, respectively. GSWC will keep the Aerojet memorandum account open until it is fully amortized, but no longer than 20 years. However, no costs will be added to the memorandum account, other than on-going interest charges approved by the decision.  Pursuant to the decision, additional interest of approximately $279,000 and $1.1 million were added to the Aerojet litigation memorandum account during the three and nine months ended September 30, 2006, respectively.

It is management’s intention to offset any settlement proceeds from Aerojet that may occur pursuant to the settlement agreement against the balance in the memorandum account, with the exception of an $8 million payment guaranteed by Aerojet (for capital investments), with interest due GSWC, to be paid in full over 5 years, beginning in 2009. Pursuant to such settlement agreement, Aerojet has agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development. On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development into the Arden Cordova service area and to provide water service to that new development. The City of Folsom filed a protest of GSWC’s advice letter on April 27, 2006. GSWC cannot predict the outcome of the City’s protest nor the future development within Aerojet’s property.

Refund of Water Rights Lease Revenues:

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, refunds of approximately $170,000 and $186,000 were provided to customers during the three months ended September 30, 2006 and 2005, respectively, and approximately $426,000 and $455,000 were provided to customers during the nine months ended September 30, 2006 and 2005, respectively. The refunds will be made over a 9-year period which commenced in June 2004.

Pursuant to the March 2004 CPUC order, the apportionment of any lease revenues that GSWC collects commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues received from the City of Folsom since January, 2004, inclusive of the balances in the regulatory liability accounts, in water system infrastructure and to include such investments in the rate base upon which GSWC earns a rate of return. As a result, GSWC transferred approximately $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into other operating revenues in the first quarter of 2006. GSWC also recorded additional other operating revenues of approximately $311,000 and $909,000 reflecting water rights revenues for the three and nine months ended September 30, 2006, respectively.

Outside Services Memorandum Account:

In April 2006, the CPUC approved GSWC’s Region II advice letter which requested recovery of the expenses recorded in the Outside Services Memorandum Account (“OSMA”), as of December 31, 2005. The decision authorized the recovery of this memorandum account to record costs incurred while working with the Water Replenishment District (“WRD”), WRD Technical Advisory Committee, Central and West Basin Municipal Water Districts, Metropolitan Water District, West Basin Water Association and Central Basin Water Association on water supply reliability and rate-related issues in Region II. GSWC incurred approximately $374,000 and $345,000 in the OSMA in 2004 and 2005, respectively. GSWC sought and received authorization to amortize the cumulative total of approximately $719,000 over a 12-month period through customer rates. Accordingly, GSWC recorded a regulatory asset for this amount in April of 2006 with an offset and reduction to outside legal services recorded in administrative and general expenses during the second quarter of 2006. A surcharge went into effect in April of 2006 and accordingly, GSWC began amortizing the OSMA account. Revenues of approximately $200,000 and $304,000 were received from customers during the three and nine months ended September 30, 2006, respectively, relating to this surcharge. GSWC also booked the amortization for these amounts received to its OSMA memorandum account; therefore, there was no net impact on earnings. The surcharge will be in place for a 12-month period from the effective date.

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

Basic	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Net income	$5,573	$12,234	$17,742	$21,733
Less: (a) distributed earnings to common shareholders	3,826	3,776	11,406	11,322
distributed earnings to participating securities	80	—	234	—
Undistributed earnings	1,667	8,458	6,102	10,411

(b) Undistributed earnings allocated to common	1,633	8,315	5,980	10,235
Undistributed earnings allocated to participating	34	143	122	176

Total income available to common shareholders, basic (a)+(b)	$5,459	$12,091	$17,386	$21,557

Weighted average Common Shares outstanding, basic	17,003	16,782	16,898	16,773
Basic earnings per Common Share	$0.32	$0.72	$1.03	$1.29

Diluted EPS is based upon the weighted average number of Common Shares including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income. At September 30, 2006 and 2005 there were 603,245 and 686,600 options outstanding, respectively, under these Plans. At September 30, 2006 and 2005, there were also 47,629 and 30,800 restricted stock units outstanding, respectively. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Common shareholders earnings, basic	$5,459	$12,091	$17,386	$21,557
Undistributed earnings for dilutive stock options (1)	—	—	—	—
Total common shareholders earnings, diluted	$5,459	$12,091	$17,386	$21,557

Weighted average Common Shares outstanding, basic	17,003	16,782	16,898	16,773
Stock-based compensation (2)	54	105	51	72
Weighted average Common Shares outstanding, diluted	17,057	16,887	16,949	16,845
Diluted earnings per Common Share	$0.32	$0.72	$1.03	$1.29

(1)   Undistributed earnings allocated to participating securities were not included due to their antidilutive effect on diluted earnings per share.

(2)      In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculation of diluted EPS, 199,818 stock options at September 30, 2006 were deemed to be outstanding in accordance with SFAS No. 128, “Earnings Per Share”. All of the stock options and restricted stock units at September 30, 2005 were included in the calculation of diluted EPS for the three and nine months ended September 30, 2005.

Stock options of 403,427 and restricted stock units of 47,629 were outstanding at September 30, 2006, but not included in the computation of diluted EPS because they were antidilutive.

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

During the three months ended September 30, 2006 and 2005, Registrant issued 16,168 and 9,468 Common Shares, for approximately $602,000 and $274,000, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), and the 401(k) Plan. During the nine months ended September 30, 2006 and

2005, Registrant issued 45,270 and 30,153 Common Shares, for approximately $1,625,000 and $830,000, respectively, under the Registrant’s DRP and 401(k) Plan. In addition, during the three and nine months ended September 30, 2006, Registrant issued 42,144 and 190,976 Common Shares for approximately $962,000 and $4,383,000, respectively, as a result of the exercise of stock options. No cash proceeds received by AWR as a result of the exercise of these stock options have been distributed to any subsidiaries of AWR.

In addition, during the three months ended September 30, 2006 and 2005, Registrant purchased 1,028 and 26,009, respectively, Common Shares on the open market under the Registrant’s DRP and 401(k) Plan, which were used to satisfy the requirements of these plans and programs. During the nine months ended September 30, 2006 and 2005, Registrant purchased 25,849 and 47,515, respectively, Common Shares on the open market under the Registrant’s DRP and 401(k) Plan, for the same reason.

During the three months ended September 30, 2006 and 2005, AWR paid quarterly dividends to shareholders, totaling approximately $3.8 million or $0.225 per share. During the nine months ended September 30, 2006 and 2005, AWR paid quarterly dividends to shareholders, totaling approximately $11.4 million and $11.3 million, respectively, or $0.675 per share.

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

During 2002, GSWC became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation (“PWCC”) which became effective in November 2002 have not been designated as normal purchases and normal sales. As a result, on a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. For the three months ended September 30, 2006 and 2005, GSWC recognized a pretax unrealized loss of approximately $2.8 million and a pretax unrealized gain of approximately $4.0 million, respectively. For the nine months ended September 30, 2006 and 2005, GSWC recognized a pretax unrealized loss of approximately $5.9 million and a pretax unrealized gain of approximately $7.5 million, respectively. As this contract is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. These contracts have been recognized at fair market value on the balance sheets resulting in a cumulative unrealized loss of approximately $2.5 million as of September 30, 2006 since the inception of the contracts.

The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Monthly, settlement of this contract occurs on a cash or net basis through 2006 and by physical delivery through 2008. Registrant has no other derivative financial instruments.

Note 5 — Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. During the second quarter of 2005, the recognition of the federal effect of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the effect to the subsequent tax year. This increased income tax expense by approximately $33,000 for the three months ended September 30, 2006 and decreased income tax expense by approximately $171,000 for the nine months ended September 30, 2006.  During the third quarter of 2005, AWR filed an amended tax return for 2001 with the Internal Revenue Service (“IRS”) which was subject to IRS and Congressional Joint Committee of Taxation (“JCT”) review. During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest. Consequently, in the second quarter of 2006, AWR recorded a tax benefit of approximately $400,000, of which $351,000 was attributable to GSWC.

Note 6 — Stock-Based Compensation:

Summary Description of Stock Incentive Plans

AWR currently has two primary stock incentive plans for employees and for non-employee directors: the 2000 Stock Incentive Plan (the “2000 Employee Stock Plan”) and the 2003 Non-Employee Directors Stock Plan (the “Directors Stock Plan”), more fully described below.

2000 Employee Stock Plan – AWR adopted the 2000 Employee Stock Plan at the annual meeting of shareholders in 2000 to provide stock-based incentive awards in the form of stock options, and restricted stock to employees as a means of promoting the success of the Company by attracting, retaining and aligning the interests of employees with those of shareholders generally. The 2000 Employee Stock Plan was amended in January 2006 to also permit the grant of restricted stock units. There are 1,050,000 Common Shares reserved for issuance under the 2000 Employee Stock Plan, approximately 277,400 of which remain available for issuance as of September 30, 2006. The 2000 Employee Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). For stock options, the Committee determines, among other things, the date of grant, the form, term, option exercise price, vesting and exercise terms of each option. Stock options granted by AWR have been in the form of nonqualified stock options, expire ten years from the date of grant, vest over a period of three years and are subject to earlier termination as provided in the form of option agreement approved by the Committee.

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

Directors Stock Plan – On May 20, 2003, the Board of Directors adopted the Directors Stock Plan, subject to shareholder approval. The shareholders approved the Directors Stock Plan at the May 2004 Annual Meeting. The Directors Stock Plan provides the non-employee directors with supplemental stock-based compensation and encourages them to increase their stock ownership in AWR. There are 250,000 Common Shares reserved for issuance under the Directors Stock Plan, approximately 168,900 of which remain available for issuance as of September 30, 2006. Pursuant to the Directors Stock Plan, non-employee directors are entitled to receive options to purchase 3,000 Common Shares at each annual meeting of shareholders commencing with the 2005 annual meeting of shareholders. AWR also granted options to each non-employee director to purchase 1,000 Common Shares at its annual shareholder meetings in 2003 and 2004. In addition, each non-employee director with no more than ten years of service with AWR is entitled to receive restricted stock units at each annual meeting in an amount equal to the then current annual retainer payable by AWR to each non-employee director divided by the fair market value of Common Shares on the last trading day prior to the annual meeting. All grants of stock options and restricted stock units are entitled to dividend equivalent rights payable in the form of additional restricted stock units under the terms of the Directors Stock Plan.

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

Effect of Stock-Based Compensation on Net Income

Prior to January 1, 2006, Registrant had previously adopted the “disclosure-only” provisions of SFAS No. 123, as amended by SFAS No. 148. Had Registrant accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to fiscal year 2006, Registrant’s net income and earnings per share for the three and nine months ended September 30, 2005 would have been changed to the pro forma amounts indicated below:

(dollars in thousands, except EPS)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$12,234	$21,733
Add: Stock-based compensation expense included in reported net income, net of tax	7	64
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(10)	(682)
Pro forma	$12,231	$21,115

Basic earnings per share:
As reported	$0.72	$1.29
Pro forma	$0.72	$1.25

Diluted earnings per share:
As reported	$0.72	$1.29
Pro forma	$0.72	$1.25

There were no material differences between the consolidated 2005 pro forma disclosures for AWR and the 2005 pro forma disclosures for GSWC.

The following table presents share-based compensation expenses for the three and nine months ended September 30, 2006 and 2005 and included in administrative and general expenses in AWR and GSWC’s statements of income resulting from stock options, restricted stock and restricted stock units:

	AWR				GSWC
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Stock-based compensation related to:
Stock options granted to employees and directors	$60	$—	$279	$—	$54	$—	$263	$—
Restricted stock units granted to employees	42	—	120	—	38	—	111	—
Restricted stock units granted to directors	—	12	28	110	—	12	28	110
Stock-based compensation recognized in the income statement, before taxes	$102	$12	$427	$110	$92	$12	$402	$110
Income tax benefit	(41)	(5)	(171)	(46)	(37)	(5)	(161)	(46)
Total stock-based compensation after income taxes	$61	$7	$256	$64	$55	$7	$241	$64

Compensation cost capitalized as part of utility plant for the three and nine months ended September 30, 2006 was approximately $38,000 and $166,000, respectively. In addition, pursuant to SFAS No. 123(R), dividend equivalent rights paid in cash in the amount of approximately $187,000 and $171,000 for AWR and GSWC, respectively, for the nine months ended September 30, 2006 were recognized as a reduction to retained earnings, net of tax benefit of approximately $80,000 and $73,000, respectively.

With the adoption of SFAS No. 123(R), Registrant elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS No. 123(R) on January 1, 2006 on a straight-line basis over the requisite (vesting) period for the entire award. Registrant did not recognize compensation expense for employee share-based awards for the three and nine months ended September 30, 2005, when the exercise price of Registrant’s employee stock awards equaled the market price of the underlying stock on the date of grant. Registrant did recognize compensation expense under APB No. 25 relating to restricted stock units granted to directors. Non-vested stock options granted to employees prior to January 1, 2006 have terms that provide for the continuation of vesting upon termination of employment. Accordingly, these awards were deemed to be granted for past services from an accounting standpoint and any measured compensation cost was recognized in full in the pro forma disclosures at the date of grant. Therefore, upon implementation of SFAS No. 123(R), there was no remaining compensation cost to be recognized for these options granted prior to, but not yet vested as of January 1, 2006.

Valuation of Stock Options

Registrant estimated the fair value of stock options granted during the three and nine months ended September 30, 2006 and 2005 using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Registrant’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Registrant’s expected annual dividend yield. Registrant believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Registrant’s stock options granted during the three and nine months ended September 30, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock units and restricted stock was determined based on the closing trading price of Common Shares on the grant date.

The fair value of each option grant during the three and nine months ended September 30, 2006 and 2005 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Weighted-average fair value of option granted	$8.01 - $10.46	$5.63
Risk-free interest rate	4.40% - 5.02%	3.93%
Expected annual dividend yield	2.77% - 3.08%	3.68%
Expected volatility factor	24.90% - 26.43%	26.23%
Expected option term (in years)	6	7

Summary of key assumptions – The risk-free interest rate for periods equal to the expected term of the share option was based on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield reflects the current dividend rate at the date of grant. The stock volatility for each grant is measured using the weighted average of historical monthly and daily price changes of the Common Shares over the most recent period equal to the expected option life of the grant. For the three and nine months ended September 30, 2006, the option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options and is derived from the average midpoint between vesting and the contractual term, as described in SEC’s SAB No. 107, “Share-Based Payment.” As permitted by SFAS No. 123(R), underlying assumptions used for stock options granted prior to January 1, 2005 were retained.

SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures was not material to the Company’s financial statements for the nine months ended September 30, 2006.

Stock Options – A summary of stock option activity as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	684,304	$24.31
Granted	109,917	34.85
Exercised	(190,976)	22.95
Forfeited or expired	—	—
Options outstanding at September 30, 2006	603,245	$26.66	7.45	$6,993,336
Options exercisable at September 30, 2006	345,296	$25.15	6.66	$4,523,945

The weighted-average grant-date fair value of options granted by Registrant during the nine months ended September 30, 2006 was $8.34. There were no options granted during the three months ended September 30, 2006.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the third quarter of 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on September 30, 2006. This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $602,000 and $2,803,000, respectively. During the three and nine months ended September 30, 2006, Registrant received approximately $962,000 and $4,383,000, respectively, in cash proceeds from the exercise of its stock options and realized approximately $245,000 and $1,142,000, respectively, of tax benefit for the tax deduction from awards exercised. As of September 30, 2006, approximately $530,000 of total unrecognized compensation cost related to outstanding stock options is expected to be recognized over a remaining period of 2.34 years.

Restricted Stock and Stock Units – A summary of the status of Registrant’s outstanding restricted stock units to employees and directors as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2006	31,166	$25.02
Granted	17,065	34.37
Vested	(602)	26.68
Forfeited	—	—
Restricted share units at September 30, 2006	47,629	$28.34

As of September 30, 2006, there was approximately $330,000 of total unrecognized compensation cost related to restricted stock units granted under Registrant’s employee and director’s stock plans. That cost is expected to be recognized over a remaining period of 2.34 years.

AWR has no restricted stock outstanding as of September 30, 2006.

Note 7 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement benefits plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and nine months ended September 30, 2006 and 2005 are as follows:

	For The Three Months Ended September 30, 2006 and 2005
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Components of Net Periodic Benefits Cost:
Service Cost	$963	$933	$107	$109	$55	$32
Interest Cost	1,170	1,088	155	151	36	28
Expected Return on Plan Assets	(990)	(922)	(50)	(74)	—	—
Amortization of Transition	—	—	105	105	—	—
Amortization of Prior Service Cost	41	41	(50)	(50)	39	38
Amortization of Actuarial Loss (Gain)	291	313	37	41	(5)	(10)
Net Periodic Pension Cost	$1,475	$1,453	$304	$282	$125	$88

	For The Nine Months Ended September 30, 2006 and 2005
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Components of Net Periodic Benefits Cost:
Service Cost	$2,889	$2,799	$321	$327	$165	$96
Interest Cost	3,510	3,264	465	453	108	84
Expected Return on Plan Assets	(2,970)	(2,766)	(150)	(222)	—	—
Amortization of Transition	—	—	315	315	—	—
Amortization of Prior Service Cost	123	123	(150)	(150)	117	114
Amortization of Actuarial Loss (Gain)	873	939	111	123	(15)	(30)
Net Periodic Pension Cost	$4,425	$4,359	$912	$846	$375	$264

Registrant contributed approximately $4,414,000 to the pension plan during the third quarter of 2006.  Registrant expects to contribute approximately $795,000 to the postretirement benefit plan by the end of 2006.

In August 2006, the Board of Directors approved an amendment to the SERP for executive officers of the Company. Under the SERP, the formula for calculating benefits was revised to provide that the benefit is calculated based on 2% of compensation per year of credited service before 2006 and 3% of compensation per year of credited service after 2005 up to a combined maximum of 60% of compensation, except that participants who were employed with the Company on January 1, 2006 are entitled to receive the greater of the benefit calculated under the new formula or the benefit calculated under the previous formula. The Board’s approval of the new SERP formula is subject to the receipt of a confirming example, showing the effect of the change on an executive officer.  The effect of this change on the 2006 net periodic benefit cost is not material.

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

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those allegedly responsible for the contamination. Some of the other potential defendants settled with GSWC, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the potentially responsible party’s motions.

A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

Registrant has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells. In this same suit, the PRPs have filed cross-complaints against the Water Entities, the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Main San Gabriel Basin for use by Registrant and the other two affected water purveyors and for other related claims.

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

Condemnation of Properties:

The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, however, the laws of the State of California also provide: (i) that the owner of utility property may contest whether the condemnation is actually necessary and in the public interest; and (ii) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken.

Although the City of Claremont, California located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of Registrant’s water system serving the City. The value was estimated in 2004 by the consultant at $40 - $45 million. GSWC disagrees with the City’s valuation assessment. As of September 30, 2006, management believes that the fair market value of the system exceeds the $37.0 million recorded net book value and also exceeds the consultant’s estimates of the Claremont water system.

On April 12, 2005, the Town Council of the Town of Apple Valley located in GSWC’s Region III, voted 5-0 to authorize Town staff to prepare a Request for Proposal for an evaluation of the feasibility and estimated cost of and a timeframe for the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another utility serving the Town. On April 11, 2006 the Town Council unanimously decided to move forward with efforts to acquire all the water systems serving the Town, based on a study authorized by the Town Council. On July 25, 2006, the Town Council voted 4-0 to defer any further consideration of a takeover pending preparation by Town staff of financing options and costs to residents of any acquisition.  No time frame was set for staff to report back to the Council.  GSWC has not received any formal notice from the Town of its intention to condemn the Registrant’s Apple Valley water systems. Management will vigorously represent Registrant’s interests in any condemnation proceeding to ensure that the Company receives full value for assets that become subject to condemnation. As of September 30, 2006, management believes that the fair market value of GSWC’s system exceeds the recorded net book value of the Apple Valley water systems.

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

As of September 30, 2006, GSWC has incurred costs of approximately $6.3 million in defending its rights in the Santa Maria Basin, including legal and expert witness fees, which have been recorded in Utility Plant for rate recovery.  However, as stated earlier, the stipulation between the parties requires GSWC to go to the CPUC to seek recovery of these costs that have been incurred by GSWC in this lawsuit.  In February 2006, GSWC filed with the CPUC for recovery of these costs. Management believes that the recovery of these costs through rates is probable.

Air Quality Management District:

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area.   In 2005, the AQMD conducted an inspection of this facility and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004.  Since receiving the NOV, changes in GSWC procedures have prevented additional violations at the facility.  The AQMD could assess penalties associated with an NOV that can range from $10,000 up to $75,000 per day of violation.  GSWC estimates that it was in violation approximately 180 days in 2004.  GSWC has met with AQMD to ensure future compliance and resolve the NOV.  As part of this, GSWC also promptly submitted an application to amend the permit as an amendment may have been necessary for continued operation of the subject air stripping equipment.

The AQMD has recently recommended that GSWC be allowed to pursue a Supplemental Environmental Program (“SEP”) as part of the settlement of the NOV. A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions.  As part of going forward with its permit amendment application, GSWS would amend its current application to also include the addition of additional controls to the facility to reduce emissions.  The penalties which GSWC has been informed might be assessed, could likely be reduced or avoided through the settlement of this matter based on the possible funding of a SEP.  In October 2006, GSWC submitted initial capital cost estimates to the AQMD for the installation and operation of granular activated carbon filters at the facility as a proposed SEP which would eliminate the use of the air stripping equipment.  Initial discussions indicate that AQMD staff has favorably received GSWC’s proposal and if approved, it could result in the imposition of only a nominal monetary penalty.  However, until further notice from the AQMD on the proposed SEP, GSWC cannot reasonably estimate the amount of penalties which might be assessed.

Other Litigation:

An officer of the Company has asserted a potential claim against the Company for retaliation against the officer and others in connection with alleged discriminatory conduct by the Company and its Board of Directors. Although management believes that the allegations are without merit and intends to vigorously defend against them, the Company retained an independent investigator to review the allegations and investigate the facts. Based upon the results of such investigation, the Company does not believe, but can give no assurance, that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations, or cash flows.

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

	As of and for The Three Months Ended September 30, 2006
	GSWC				CCWC		Consolidated
(dollars in thousands)	Water		Electric		Water	Other*	AWR
Operating revenues	$63,166	(1)	$6,444		$2,120	$2,011	$73,741
Operating income (loss)	17,780		(2,703	)(2)	301	(342)	15,036
Interest expense, net	3,975		407		113	159	4,654
Identifiable assets	661,847		41,156		38,521	845	742,369
Depreciation and amortization expense	5,717		454		420	43	6,634
Capital additions	16,044		305		509	89	16,947

	As of and for The Three Months Ended September 30, 2005
	GSWC				CCWC		Consolidated
(dollars in thousands)	Water		Electric		Water	Other*	AWR
Operating revenues	$58,589	(1)	$6,544		$1,971	$987	$68,091
Operating income (loss)	16,700		4,894	(2)	322	(145)	21,771
Interest expense, net	(1,587)		333		114	202	(938)
Identifiable assets	620,844		39,680		37,028	678	698,230
Depreciation and amortization expense	3,948		512		263	11	4,734
Capital additions	15,031		288		805		16,124

*             Includes amounts from AWR and ASUS and its subsidiaries’ contracted operations (including FBWS, ODUS and TUS for the three months ended September 30, 2006 and FBWS for the three months ended September 30, 2005.)

(1)      For the three months ended September 30, 2006, it includes $325,000 of GSWC other operating revenues, $311,000 of which reflects water rights lease revenues received from the City of Folsom (Note 2). For the three months ended September 30, 2005, it also includes $21,000 of GSWC other operating revenues.

(2)      Includes $2,807,000 and ($4,018,000) unrealized loss (gain) on purchased power contracts for the three months ended September 30, 2006 and 2005, respectively.

	As of and for The Nine Months Ended September 30, 2006
	GSWC				CCWC		Consolidated
(dollars in thousands)	Water		Electric		Water	Other*	AWR
Operating revenues	$163,526	(3)	$21,816		$5,951	$5,193	$196,486
Operating income (loss)	46,380		(3,884	)(4)	1,026	(325)	43,197
Interest expense, net	11,339		996		377	682	13,394
Identifiable assets	661,847		41,156		38,521	845	742,369
Depreciation and amortization expense	16,806		1,530		1,258	132	19,726
Capital additions	47,784		1,681		1,313	291	51,069

	As of and for The Nine Months Ended September 30, 2005
	GSCW				CCWC			Consolidated
(dollars in thousands)	Water		Electric		Water	Other*	Eliminations	AWR
Operating revenues	$150,595	(3)	$20,105		$5,068	$2,704	$(35)	$178,437
Operating income (loss)	39,439		9,234	(4)	1,586	(1,628)		48,631
Interest expense, net	6,632		982		325	601		8,540
Identifiable assets	620,844		39,680		37,028	678		698,230
Depreciation and amortization expense	13,771		1,519		788	45		16,123
Capital additions	47,108		1,648		2,843	359		51,958

*             Includes amounts from AWR and ASUS and its subsidiaries’ contracted operations (including FBWS, ODUS and TUS for the nine months ended September 30, 2006 and FBWS for the nine months ended September 30, 2005.)

(3)      For the nine months ended September 30, 2006, it also includes $3,244,000 of GSWC other operating revenues, $3,190,000 of which reflects water rights lease revenues received from the City of Folsom (Note 2). For the nine months ended September 30, 2005, it also includes $76,000 of GSWC other operating revenues.

(4)      Includes $5,886,000 and ($7,492,000) unrealized loss (gain) on purchased power contracts for the nine months ended September 30, 2006 and 2005, respectively.

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

GSWC served 254,063 water customers and 23,177 electric customers at September 30, 2006, or a total of 277,240 customers, compared with 275,706 total customers at September 30, 2005. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 89.6% of total water revenues for the three months ended September 30, 2006, as compared to 90.2% for the three months ended September 30, 2005. Revenues derived from commercial and residential water customers accounted for approximately 88.5% of total water revenues for the nine months ended September 30, 2006, as compared to 88.8% for the nine months ended September 30, 2005.

CCWC is an Arizona public utility company serving 13,294 customers as of September 30, 2006, compared with 12,959 customers at September 30, 2005. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

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

ASUS and GSWC have been pursuing an opportunity to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”). Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California.  GSWC filed a Certificate of Public Convenience and Necessity application in May 2006, as mentioned below.

In August 2004, Natomas granted ASUS the exclusive right to market water that has become “temporarily surplus” that may arise under water rights permits and contracts owned or controlled by it, to third parties outside the Natomas service area. On January 31, 2006, ASUS entered into a water purchase agreement to acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas. Pursuant to the terms of this agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on meeting specific milestones and events over a 10-year period. Natomas will pay to ASUS a commission of 16% of the sale price over the same 10-year period under an existing agreement between the two companies. At the same time that the water purchase agreement was completed, Natomas and ASUS also entered into a settlement agreement that released Natomas from previously established reimbursement obligations under existing agreements. ASUS may use this 5,000 acre-feet of water rights acquired from Natomas to engage in transactional opportunities with developers or water purveyors.

GSWC has also entered into a water transfer agreement with Natomas for 30,000 acre-feet of water to be used exclusively by GSWC to serve Sutter County, California. Additionally, GSWC filed for a Certificate of Public Convenience and Necessity with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California.  CPUC review of the application is pending, subject to completion of an environmental assessment. In addition, both agreements are subject to and become effective upon various regulatory approvals.

Overview

Registrant’s revenues, income, and cash flows are earned primarily through delivering potable water to homes and businesses. Rates charged to customers of GSWC and CCWC are determined by either the CPUC or ACC. These rates are intended to allow recovery of operating costs and a fair rate of return on capital. Factors recently affecting our financial performance include the process and timing of setting rates charged to customers; our ability to recover, and the process for recovering, the costs of water and electricity in rates; weather; the impact of increased water quality standards on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by Registrant to protect its water supply.

For the three months ended September 30, 2006, net income was $5.6 million compared to $12.2 million for the same period in 2005, a decrease of 54.4%.  Basic and diluted earnings per share for the third quarter of 2006 were $0.32 when compared to the $0.72 for the third quarter of 2005.  Two factors contributed to the significant decrease in net income: first there was the favorable CPUC decision on July 21, 2005 regarding the Aerojet matter which added about $4.3 million to net income in July 2005 or approximately $0.25 per share with no similar gain in 2006; and second, due to decreasing energy prices, the pretax unrealized loss on purchased power contracts of $2.8 million decreased net income by $0.10 per share during the third quarter of 2006 in contrast to a pretax unrealized gain of $4.0 million which increased net income by $0.14 per share for the same period of 2005.  Offsetting these decreases were higher revenues due to increases in customer rates and consumption, partially offset by higher operating expenses.

For the nine months ended September 30, 2006, net income was $17.7 million compared to $21.7 million for the same period in 2005, a decrease of 18.4%.  Basic and diluted earnings per share for the nine months ended September 30, 2006 were $1.03, compared to $1.29 for the same period of 2005. Similar to the quarterly results, the decrease in earnings per share was primarily due to decreasing energy prices which resulted in a pretax unrealized loss on purchased power contracts of $5.9 million or a $0.21 per share decrease to net income during the third quarter of 2006, in contrast to a pretax unrealized gain of $7.5 million which increased net income by $0.26 per share for the same period of 2005.  In addition, there was the favorable CPUC decision on July 21, 2005 regarding the Aerojet matter which added about $4.3 million to net income in July 2005 or approximately $0.25 per share.  Offsetting these 2006 decreases was another favorable decision issued by the CPUC in April 2006 regarding GSWC’s water rights lease revenues received from the City of Folsom, increased rates approved by the CPUC and ACC, and an increase in water consumption over the prior period, partially offset by higher operating expenses.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund Registrant’s needs for capital expenditures, dividends, investments in the contract business and other cash needs. Registrant expects to fund these needs through a combination of debt and common share offerings in the next five years.

Unless specifically noted, the following discussion and analysis provides information on AWR’s consolidated operations and assets. For the three and nine months ended September 30, 2006 and 2005, there is generally no material difference between the consolidated operations and assets of AWR and the operations and assets of GSWC. However, where necessary, the following discussion and analysis includes references specifically to AWR’s other subsidiaries — CCWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2006 and 2005 (dollars in thousand)

	3 MOS ENDED 9/30/2006	3 MOS ENDED 9/30/2005	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$64,962	$60,539	$4,423	7.3%
Electric	6,444	6,544	(100)	-1.5%
Other	2,335	1,008	1,327	131.6%
Total operating revenues	73,741	68,091	5,650	8.3%
OPERATING EXPENSES
Water purchased	15,066	15,779	(713)	-4.5%
Power purchased for pumping	3,600	3,252	348	10.7%
Groundwater production assessment	2,477	2,315	162	7.0%
Power purchased for resale	2,659	3,075	(416)	-13.5%
Unrealized loss (gain) on purchased power contracts	2,807	(4,018)	6,825	-169.9%
Supply cost balancing accounts	244	514	(270)	-52.5%
Other operating expenses	6,677	4,850	1,827	37.7%
Administrative and general expenses	12,614	10,342	2,272	22.0%
Depreciation and amortization	6,634	4,734	1,900	40.1%
Maintenance	3,395	2,905	490	16.9%
Property and other taxes	2,656	2,572	84	3.3%
Net gain on sale of property	(124)	-	124	100.0%
Total operating expenses	58,705	46,320	12,385	26.7%
OPERATING INCOME	15,036	21,771	(6,735)	-30.9%
Interest expense	(5,349)	193	5,542	2871.5%
Interest income	695	745	(50)	-6.7%
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	10,382	22,709	(12,327)	-54.3%
Income tax expense	4,809	10,475	(5,666)	-54.1%
NET INCOME	$5,573	$12,234	$(6,661)	-54.4%

Net income for the third quarter ended September 30, 2006 decreased by 54.4% to $5.6 million, equivalent to $0.32 per common share on both a basic and fully diluted basis, compared to $12.2 million or $0.72 per share for the three months ended September 30, 2005. Significantly impacting the comparability in the results of the two periods are the following two items:

•                    A favorable decision issued by the CPUC on July 21, 2005 regarding the Aerojet memorandum account which added about $4.3 million to net income in July 2005 or approximately $0.25 per share. GSWC was authorized to collect the balance of the Aerojet litigation memorandum account of approximately $21.3 million, through a rate surcharge, which will continue for no longer than 20 years.  As a result of this decision, in July 2005 GSWC recorded an increase of approximately $6.2 million to the Aerojet regulatory asset to include previously expensed carrying and other costs, and recorded a corresponding pre-tax gain.  In addition, GSWC was ordered to restore to the appropriate plant accounts, those amounts that have been reimbursed by Aerojet pursuant to the settlement. This resulted in GSWC recording an approximate $1.0 million decrease to depreciation expense during the third quarter of 2005.  There were no similar entries during the third quarter of 2006.  The following is a summary of the impact on the results of operations for the three months ended September 30, 2005 resulting from this decision:

Operating Expenses	Amount
Increase / (Decrease)
Power purchased for resale	($31,230)
Other operating expenses	(459,415)
Administrative and general expenses	(16,963)
Depreciation and amortization	(992,232)
Total pre-tax impact to operating expenses	(1,499,840)

Interest
Interest expense	(5,084,551)
Interest income	(607,083)
Total net interest charges	(5,691,634)

Total pre-tax impact to results of operations	$7,191,474
Impact to taxes on income	2,930,238
Total impact to net income	$4,261,236

Impact to Basic Earnings per Share	$0.25
Impact to Diluted Earnings per Share	$0.25

•                  There was a pretax unrealized loss on purchased power contracts in 2006 due to decreasing energy prices versus a pretax unrealized gain on purchased power contracts in 2005. The cumulative unrealized loss on purchased power contracts decreased pretax income by approximately $2.8 million, or $0.10 per share, for the three months ended September 30, 2006, as compared to a cumulative unrealized gain on purchased power contracts that increased pretax income by $4.0 million, or $0.14 per share, for the same period in 2005.

Eliminating the effects of the two items discussed above, basic and diluted earnings per share for the third quarter of 2006 would have actually increased by $0.09 per share as compared to the same period last year, resulting primarily from higher water revenues due to increased customer rates and consumption due to warmer weather conditions, offset partially by higher operating expenses, as further discussed below.

Operating Revenues

For the three months ended September 30, 2006, revenues from water operations increased by 7.3% to $65.0 million, compared to $60.5 million for the three months ended September 30, 2005. An increase of 1.5% in billed water consumption resulting from changes in weather conditions increased revenues by approximately $524,000. In addition, higher water revenues reflecting rate increases since the third quarter of 2005 covering almost all water customers contributed $3.6 million in increased revenues for the third quarter of 2006. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

For the three months ended September 30, 2006, revenues from electric operations decreased by 1.5% to $6.4 million compared to $6.5 million for the three months ended September 30, 2005. The decrease primarily reflects lower new connection, reconnection and miscellaneous fees charged to customers during the three months ended September 30, 2006 as compared to same period in 2005.  This decrease was partially offset by a slight increase in kilowatt-hour (“KWh”) usage, due to changes in weather conditions. During the third quarter of 2006, the Big Bear area experienced a heat wave. Temperatures ran above normal and residential customers used more power for fans and central air, as well as the commercial customers which required more power for air cooling and freezers compared to the third quarter of 2005

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a fair return on invested and borrowed capital used to fund utility plant. Without adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

For the three months ended September 30, 2006, other operating revenues increased by 131.6% to $2.3 million compared to $1.0 million for the three months ended September 30, 2005 due primarily to $954,000 of additional revenues generated by ASUS from operating the water and wastewater systems pursuant to new contracts at military bases. In addition, revenues increased due to a decision issued by the CPUC on April 13, 2006 enabling GSWC to record water rights lease revenues from the City of Folsom subsequent to January 2004, as income. Prior to this decision, the apportionment of any lease revenues that GSWC collected in 2004 and 2005 had been included in a regulatory liability account and no amounts were recognized as revenues until uncertainties about this matter were resolved. For the third quarter 2006, Registrant recorded additional water lease revenues of $311,000.

Operating Expenses

For the three months ended September 30, 2006, purchased water costs decreased by 4.5% to $15.1 million compared to $15.8 million for the three months ended September 30, 2005. The decrease is due primarily to a favorable change in the supply mix caused by less purchased water needed to replace contaminated groundwater supply or wells temporarily out of service in 2005. For the three months ended September 30, 2006, 46.3% of Registrant’s supply mix was purchased water as compared to 49.8% purchased water for the three months ended September 30, 2005. During the same period last year, there were additional purchases of water needed to replace contaminated groundwater supply lost due to wells being removed from service resulting from water quality issues and mechanical problems, particularly in GSWC’s Foothill district. The cost of purchased water in this district decreased by approximately $616,000 for the three months ended September 30, 2006 when compared to the three months ended September 30, 2005 as a result of certain wells being returned to operation in 2006.

For the three months ended September 30, 2006, the cost of power purchased for pumping increased by 10.7% to $3.6 million compared to $3.3 million for the three months ended September 30, 2005 due to an increase in KWh usage by Registrant caused by higher pumping volume due to the favorable supply mix change discussed above.

For the three months ended September 30, 2006, groundwater production assessments increased by 7.0% to $2.5 million as compared to $2.3 million for the three months ended September 30, 2005 due to increases in well production resulting from the supply mix change and increased consumption. There were also increases in assessment rates levied against groundwater production, effective July 2006. Average pump tax rates increased in GSWC’s Regions II and III by approximately 2% and 4%, respectively.

Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. Registrant has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. Registrant believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. However, without additional regulatory mechanisms, it is not possible to wholly protect earnings from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

For the three months ended September 30, 2006, cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division decreased by 13.5% to $2.7 million compared to $3.1 million for the three months ended September 30, 2005, reflecting lower costs of energy in the third quarter of 2006 as compared to the same period of 2005 in the spot market. The third quarter of 2005 was characterized by high energy costs due to the effects of hurricanes and uncertainty in the energy markets. The same period in 2006, with no significant hurricane activity, saw spot market costs decline from 2005 levels. This decrease to the cost of power purchased for resale was offset partially by higher customer demand during the third quarter of 2006.

Unrealized loss (gain) on purchased power contracts represents losses and gains recorded for GSWC’s purchased power agreements with Pinnacle West Capital Corporation (“PWCC”), which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $2.8 million pretax unrealized loss on purchased power contracts for the three months ended September 30, 2006 is due to a decrease in the current forward market prices since June 30, 2006. There was a $4.0 million pretax unrealized gain on purchased power contracts for the three months ended September 30, 2005. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

A decrease of $270,000 during the three months ended September 30, 2006 in the provision for supply cost balancing accounts as compared to the three months ended September 30, 2005 was primarily due to the recording in 2006 of a $1.4 million under-collection related to the 2006 year-to-date supply cost memorandum account resulting from the elimination of the earnings test.  This change was authorized by the CPUC in April 2006.  This decrease was offset by: (i) an increase of $654,000 in the third quarter of 2006 related to the amortization of the water supply cost balancing accounts approved by the CPUC in August and September of 2005, and (ii) a net increase of $504,000 in the electric supply cost balancing account resulting from the lower offset cost of power.

For the three months ended September 30, 2006, other operating expenses increased by 37.7% to $6.7 million compared to $4.9 million for the three months ended September 30, 2005 due primarily to: (i) higher operating expenses of $519,000 at ODUS and TUS due to the commencement of the operations of the water and wastewater systems pursuant to new military contracts in Maryland and Virginia in early 2006; (ii) a $459,000 downward adjustment in July of 2005 reflecting the approval from the CPUC of previously incurred operating expenses in the Aerojet matter, previously discussed; (iii) higher chemicals and water treatment costs of $266,000 at GSWC; (iv) higher labor costs as a result of higher wages which increased by approximately $164,000 at GSWC; (v) an increase of $226,000 in bad debt expense at GSWC relating to miscellaneous accounts receivable balances, and (vi) a net increase of $193,000 in various other miscellaneous operating expenses.

For the three months ended September 30, 2006, administrative and general expenses increased by 22.0% to $12.6 million compared to $10.3 million for the three months ended September 30, 2005 due to: (i) administrative and general expenses of $446,000 at ODUS and TUS due to the commencement of the operations of the water and wastewater systems pursuant to new military contracts in Maryland and Virginia; (ii) an increase of approximately $683,000 in various employee benefit costs including stock-based compensation expense of $102,000 due to the adoption of SFAS No. 123(R) effective January 1, 2006; (iii) an increase of $994,000 in outside services relating primarily to tax and legal services at GSWC, and (iv) higher labor costs as a result of higher wages which increased by approximately $118,000 at GSWC.

For the three months ended September 30, 2006, depreciation and amortization expense increased by 40.1% to $6.6 million compared to $4.7 million for the three months ended September 30, 2005 reflecting, among other things, the effects of closing approximately $100 million of additions to utility plant during 2005, depreciation on which began in January 2006. In addition, there was a decrease in depreciation expense in 2005 resulting from the favorable CPUC decision on the Aerojet matter, discussed previously, which ordered GSWC in July of 2005 to restore approximately $1.0 million to the appropriate plant accounts and decrease depreciation expense.  There was no such adjustment in 2006. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

For the three months ended September 30, 2006, maintenance expense increased by 16.9% to $3.4 million compared to $2.9 million for the three months ended September 30, 2005 due principally to an increase in required maintenance on GSWC’s wells and water supply sources. There were also increases in well treatment and emergency repair costs. Furthermore, there was an increase of $61,000 at ODUS and TUS due to the commencement of the operations of the water and wastewater systems pursuant to new military contracts in Maryland and Virginia.

For the three months ended September 30, 2006, property and other taxes increased by 3.3% to $2.7 million compared to $2.6 million for the three months ended September 30, 2005 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

For the three months ended September 30, 2005, Registrant recorded a net pre-tax gain of $124,000 on the sale of non-utility property.  There was no similar gain in the same period of 2005.

Interest Expense

For the three months ended September 30, 2006, interest expense increased by $5.5 million during the three months ended September 30, 2006 as compared to the same period in 2005 reflecting primarily the approval from the CPUC in July of 2005 for the recovery of previously incurred and expensed interest costs totaling $5.1 million in the Aerojet memorandum account, discussed previously.   In addition, the increase also reflects increases in long-term debt interest expense of $585,000 due to $40.0 million of additional private placement notes issued at GSWC in October 2005. Partially offsetting this increase was a decrease in short-term cash borrowings. Average bank loan balances outstanding under an AWR credit facility for the third quarter of 2006 were approximately $26.5 million, as compared to an average of $50.8 million during the same period of 2005. However, the decrease in short-term bank loan balances was also partially offset by higher interest rates.

Interest Income

Interest income decreased by 6.7% during the three months ended September 30, 2006 as compared to the same period in 2005 reflecting primarily the decision from the CPUC in 2005 on the Aerojet matter, which resulted in the recognition of interest income totaling approximately $607,000 earned on the $8.0 million Aerojet long-term note receivable.  The recording of the interest income had been deferred pending this final CPUC decision.  This decrease was offset by increases due primarily to: (i) interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC of $279,000; (ii) interest income totaling $173,000 earned from the U.S. Government for costs incurred on capital upgrade projects at Andrews Air Force Base, and (iii) interest earned on short-term cash surplus.

Income Tax Expense

For the three months ended September 30, 2006, income tax expense decreased by 54.1% to $4.8 million compared to $10.5 million for the three months ended September 30, 2005 due primarily to a decrease in pretax income of 54.3%. The effective tax rate (“ETR”) for the three months ended September 30, 2006 increased slightly to 46.3% as compared to a 46.1% ETR applicable to the three months ended September 30, 2005. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. During the second quarter of 2005, the recognition of the federal effect of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the effect to the subsequent tax year. This increased income tax expense by $33,000 for the three months ended September 30, 2006.

Consolidated Results of Operations — Nine Months Ended September 30, 2006 and 2005 (dollars in thousand)

	9 MOS ENDED 9/30/2006	9 MOS ENDED 9/30/2005	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$166,233	$155,611	$10,622	6.8%
Electric	21,816	20,105	1,711	8.5%
Other	8,437	2,721	5,716	210.1%
Total operating revenues	196,486	178,437	18,049	10.1%
OPERATING EXPENSES
Water purchased	34,326	35,742	(1,416)	-4.0%
Power purchased for pumping	7,620	6,923	697	10.1%
Groundwater production assessment	6,799	6,079	720	11.8%
Power purchased for resale	10,470	9,922	548	5.5%
Unrealized loss (gain) on purchased power contracts	5,886	(7,492)	13,378	-178.6%
Supply cost balancing accounts	(93)	1,042	(1,135)	-108.9%
Other operating expenses	17,264	15,138	2,126	14.0%
Administrative and general expenses	34,628	32,456	2,172	6.7%
Depreciation and amortization	19,726	16,123	3,603	22.3%
Maintenance	9,113	7,522	1,591	21.2%
Property and other taxes	7,674	7,111	563	7.9%
Net gain on sale of property	(124)	-	124	100.0%
Gain on settlement for removal of wells	-	(760)	(760)	-100.0%
Total operating expenses	153,289	129,806	23,483	18.1%
OPERATING INCOME	43,197	48,631	(5,434)	-11.2%
Interest expense	(16,037)	(9,341)	6,696	71.7%
Interest income	2,643	801	1,842	230.0%
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	29,803	40,091	(10,288)	-25.7%
Income tax expense	12,061	18,358	(6,297)	-34.3%
NET INCOME	$17,742	$21,733	$(3,991)	-18.4%

Net income decreased by 18.4% for the nine months ended September 30, 2006, to $17.7 million, which is equivalent to $1.03 per common share on both a basic and fully diluted basis, compared to $21.7 million or $1.29 per share on a basic and fully diluted basis, respectively, for the nine months ended September 30, 2005. Impacting the comparability in the results of the two periods are the following significant items:

•                    There was an unrealized loss on purchased power contracts in 2006 due to decreasing energy prices versus an unrealized gain on purchased power contracts in 2005. The cumulative unrealized loss on purchased power contracts decreased pretax income by approximately $5.9 million, or $0.21 per share, for the nine months ended September 30, 2006, as compared to a cumulative unrealized gain on purchased power contracts that increased pretax income by $7.5 million, or $0.26 per share increase to income, for the same period in 2005.

•                   As discussed in the quarterly results, the 2005 nine months recorded results reflects a favorable decision issued by the CPUC on July 21, 2005 regarding the Aerojet matter which added about $4.3 million to net income in July of 2005 or approximately $0.25 per share.  The impact to pretax income resulted in reduced interest charges, depreciation expense and other operating expenses as discussed below.

•                  A decision issued by the CPUC on April 13, 2006 regarding the treatment of GSWC’s water rights lease revenues added about $3.2 million to pretax income for the nine months ended September 30, 2006 or approximately $0.11 per share. In this decision, the CPUC authorized GSWC to reinvest all lease revenues since January 2004, inclusive of the balances in the regulatory liability accounts established by GSWC for this matter, in water system infrastructure. These investments will be included in the rate base upon which GSWC earns a rate of return. In accordance with California law, GSWC will have 8 years in which to reinvest the proceeds. As a result, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into other operating revenues. GSWC also recorded pretax income of $909,000 reflecting water rights lease revenues for the first, second and third quarters of 2006.

•                  Water rate increases contributed approximately $8.8 million to revenues, or $0.31 per share for the nine months ended September 30, 2006. This was partially offset by higher expenses as described below.

•                  An increase in ASUS’s pretax operating income of $1.4 million, or $0.05 per share, as compared to the same period of 2005 by operating and maintaining the water and wastewater systems for the U.S. Government. The increases included revenue recognized for certain special projects and reimbursement of various operating costs incurred during the period of transition of the operation and maintenance of the water and wastewater systems at military bases in Maryland and Virginia formerly owned and operated by the U.S. Government.

•                  A $2.4 million increase in other interest income, excluding the impact of the Aerojet decision in July 2005 mentioned above, or $0.09 per share, resulting primarily from interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC, interest income related to a $3.0 million Internal Revenue Service refund received in May 2006, and interest income from the U.S. Government for costs incurred on capital upgrade projects at Andrews Air Force Base

•                  A lower effective tax rate increased earnings by $0.09 per share resulting primarily from: (i) a $400,000 tax benefit relating to a $3.0 million IRS refund received in May 2006; and (ii) differences between book and taxable income, which are treated as flow-through adjustments in accordance with regulatory requirements.

•                    Higher operating expenses, other than those described above, which lowered 2006 net income by an additional $0.19 per share, as more fully described below.

Operating Revenues

For the nine months ended September 30, 2006, revenues from water operations increased by 6.8% to $166.2 million, compared to $155.6 million for the nine months ended September 30, 2005. Higher water revenues reflect rate increases since the second quarter of 2005 covering almost all water customers, which contributed $8.8 million in increased revenues. In addition, an increase of about 2.0% in billed water consumption resulting from changes in weather conditions also increased revenues by approximately $1.8 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

For the nine months ended September 30, 2006, revenues from electric operations increased by 8.5% to $21.8 million compared to $20.1 million for the nine months ended September 30, 2005. The increase reflects primarily a 7.4% increase in KWh usage, due to changes in weather conditions which caused the usage of snow-making machines to increase in 2006. The cooler 2006 winter weather as compared to same period last year allowed the ski resorts (industrial customers) to remain open well into May, operating their lifts and some snow-making in the evening hours. New rates authorized by the CPUC for the 8.4 megawatt (“MW”) natural gas-fueled generation facility also contributed to the increase. The new rates went into effect on April 15, 2005 and generate approximately $2.7 million in additional annual revenues, subject to refund pending the CPUC’s final cost review.

The new Bear Valley Electric rates have been recognized in 2006 revenues and management believes it is probable that the final CPUC cost review will not result in refunds to the customer.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona, in order to recover operating expenses and provide for a fair return on invested and borrowed capital used to fund utility plant. Without adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

For the nine months ended September 30, 2006, other operating revenues increased by 210.1% to $8.4 million compared to $2.7 million for the nine months ended September 30, 2005 due primarily to a decision issued by the CPUC on April 13, 2006 enabling GSWC to record  $3.2 million of water rights lease revenues from the City of Folsom from January 2004 to September 2006. Prior to this decision, the apportionment of any lease revenues that GSWC collected in 2004 and 2005, totaling $2.3 million, had been included in a regulatory liability account and no amounts were recognized as revenues until regulatory uncertainties about this matter were resolved. Registrant also recorded additional revenue of $909,000, reflecting the first, second and third quarters of the 2006 water rights lease revenues. In addition, an increase of $2.8 million in revenues as compared to the first nine months of 2005 reflects: (i) the recording of FBWS revenue of approximately $768,000 during the nine months ended September 30, 2006 based on the percentage of completion method of accounting for contract revenue recognition for several projects at Fort Bliss; and (ii) additional revenues totaling $2.0 million generated from operating the water and wastewater systems at Andrews Air Force Base which began operation on February 1, 2005, at Fort Eustis, Fort Monroe and Fort Story all of which began operation on April 3, 2006, and the wastewater systems at Fort Lee which began operation on February 23, 2006.

Operating Expenses

For the nine months ended September 30, 2006, purchased water costs decreased by 4.0% to $34.3 million compared to $35.7 million for the nine months ended September 30, 2005. The decrease is due primarily to a change in the supply mix caused by less purchased water needed to replace groundwater supply lost in 2005. For the nine months ended September 30, 2006, 44.8% of Registrant’s supply mix was purchased water as compared to 47.2% purchased water for the nine months ended September 30, 2005. During the same period last year, there were additional purchases of water needed to replace groundwater supply, due to wells being removed from service. The wells were removed from service in 2005 as a result of water quality issues and mechanical problems, particularly in GSWC’s Foothill district. The cost of purchased water in this district decreased by approximately $1.7 million as a result of the wells being returned to operation in 2006. This decrease was partially offset by an increase in customer demand resulting from higher consumption and increased water rates by purchased water suppliers.

For the nine months ended September 30, 2006, the cost of power purchased for pumping increased by 10.1% to $7.6 million compared to $6.9 million for the nine months ended September 30, 2005 due to an increase in KWh usage by Registrant caused by higher customer water demand and an increase in pumping volume due to the supply mix change discussed above.

For the nine months ended September 30, 2006, groundwater production assessments increased by 11.8% to $6.8 million as compared to $6.1 million for the nine months ended September 30, 2005 due to increases in well production to meet higher customer demand. There were also increases in assessment rates levied against groundwater production, effective July 2005 and 2006. Average pump tax rates increased in Regions II and III in July 2006 by approximately 2% and 4%, respectively, and 5% and 20% in July 2005, respectively.

Changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively.

For the nine months ended September 30, 2006, cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division increased by 5.5% to $10.5 million compared to $9.9 million for the nine months ended September 30, 2005, primarily reflecting higher customer demand during the nine months ended September 30, 2006.

Unrealized loss (gain) on purchased power contracts represents losses and gains recorded for GSWC’s purchased power agreements with PWCC, which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $5.9 million pretax unrealized loss on purchased power contracts for the nine months ended September 30, 2006 is due to a decrease in the current forward market prices since December 31, 2005. There was a $7.5 million pretax unrealized gain on purchased power contracts for the nine months ended September 30, 2005. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

A decrease of $1.1 million during the nine months ended September 30, 2006 in the provision for supply cost balancing accounts as compared to the nine months ended September 30, 2005 was primarily due to: (i) the recording of a $247,000 refund received in May 2005 from Mirant with no corresponding amount booked in the same period of 2006; (ii) the recording of a $2.7 million under-collection in the second and third quarter of 2006 related to the 2006 year-to-date supply cost memorandum account resulting from the elimination of the earnings test by the CPUC in April 2006, and (iii) the recording in April 2006 of an additional $181,000 under-collection for 2005’s supply cost memorandum account due to the elimination by the CPUC of the earnings test. These decreases were offset by: (i) the approval by the CPUC and recording in September 2005 of $1.3 million under-collection related to Region III’s 2004 supply cost memorandum account, and (ii) an increase of $884,000 in the amortization of water supply cost balancing accounts approved by the CPUC in June, August and September of 2005.

For the nine months ended September 30, 2006, other operating expenses increased by 14.0% to $17.3 million compared to $15.1 million for the nine months ended September 30, 2005 due primarily to higher operating expenses of $1.2 million at ODUS and TUS due to the commencement of operation of the water and wastewater systems at military bases in Maryland and Virginia. There was also a net increase of $1.3 million at GSWC primarily due to: (i) a $459,000 downward adjustment in July of 2005 reflecting the approval from the CPUC of previously incurred operating expenses in the Aerojet matter, previously discussed; (ii) higher chemicals and water treatment costs of $386,000 at GSWC; (iii) approximately $292,000 of higher labor costs as a result of higher wages at GSWC, and (iv) an increase of $248,000 in bad debt expense at GSWC relating to miscellaneous accounts receivable balances. These increases were partially offset by the increase in reimbursement of $560,000 from the U.S. Government and a contractor, for operating expenses incurred at Fort Bliss.  FBWS was separately hired by the U.S. Government as a subcontractor for certain related projects at the same base.

For the nine months ended September 30, 2006, administrative and general expenses increased by 6.7% to $34.6 million compared to $32.5 million for the nine months ended September 30, 2005 caused primarily by higher administrative and general expenses of $804,000 at ODUS and TUS due to the commencement of operation of the water and wastewater systems at military bases in Maryland and Virginia in early 2006.  This increase at ODUS and TUS is net of the recovery of transition period operating expenses of about $672,000 at these military bases.  Other changes at ASUS include decreases due to: (i) an increase of $284,000 in reimbursements by the U.S. Government of indirect costs incurred by FBWS, and (ii) lower outside services and other expenses at ASUS totaling $380,000.  General and administrative expenses also increased by $2.0 million at GSWC primarily due to increases in: (i) pensions and benefits of $170,000 caused by actuarial assumption changes in the mortality tables, and increases of approximately $378,000 in various other benefit costs due primarily to increases in medical and labor costs; (ii) stock-based compensation expense of $402,000 due to the adoption of SFAS No. 123(R) effective January 1, 2006; (iii) labor cost increases of $762,000 due to higher wages, and (iv) various other office, supplies and rent expenses of $314,000.

For the nine months ended September 30, 2006, depreciation and amortization expense increased by 22.3% to $19.7 million compared to $16.1 million for the nine months ended September 30, 2005 reflecting, among other things, the effects of closing approximately $100 million of additions to utility plant during 2005, depreciation on which began in January 2006.  In addition, there was a decrease in depreciation expense in 2005 resulting from the favorable CPUC decision on the Aerojet matter, discussed previously, which ordered GSWC to restore approximately $1 million to the appropriate plant accounts and decrease depreciation expense in July of 2005.  There was no such adjustment in 2006.  Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

For the nine months ended September 30, 2006, maintenance expense increased by 21.2% to $9.1 million compared to $7.5 million for the nine months ended September 30, 2005 due principally to an increase in required maintenance on GSWC’s wells and water supply sources at all Regions. There were also increases in well treatment and emergency repair costs.  Furthermore, there was an increase of: (i) $451,000 at GSWC’s electric division due to the new 8.4 MW natural gas-fueled generation facility, and (ii) $175,000 at ODUS and TUS due to the commencement of the operations of the water and wastewater systems pursuant to new military contracts in Maryland and Virginia.

For the nine months ended September 30, 2006, property and other taxes increased by 7.9% to $7.7 million compared to $7.1 million for the nine months ended September 30, 2005 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

For the nine months ended September 30, 2005, Registrant recorded a net pretax gain of $124,000 on the sale of non-utility property.  There was no similar gain in the same period of 2005.

  For the nine months ended September 30, 2005, Registrant also recorded a net pre-tax gain of $760,000 on a settlement reached with the Fountain Hills Sanitary District (“FHSD”) in February 2005 for the capping of two CCWC wells in order to facilitate FHSD’s ability to secure certain permits. Pursuant to the settlement agreement, CCWC agreed to permanently remove from service and cap one of its wells, and cap another well which had never been used as a potable source of supply. There was no similar gain in the same period of 2006.

Interest Expense

For the nine months ended September 30, 2006, interest expense increased $6.7 million during the nine months ended September 30, 2006 as compared to the same period in 2005 reflecting primarily the approval from the CPUC in 2005 for the recovery of previously incurred and expensed interest costs totaling $5.1 million in the Aerojet memorandum account, discussed previously.   In addition, the increase also reflects increases in long-term debt interest expense of $1.8 million primarily due to the placement of $40.0 million of notes in October 2005 coupled with increases in short-term bank loan interest rates. Partially offsetting this increase was a decrease in short-term cash borrowings. Average bank loan balances outstanding under an AWR credit facility for the nine months ended September 30, 2006 were approximately $28.2 million, as compared to an average of $48.6 million during the same period of 2005.

Interest Income

For the nine months ended September 30, 2006, interest income increased by 230% to $2.6 million compared to $801,000 for the nine months ended September 30, 2005 due primarily to: (i) interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC of $1.1 million; (ii) interest income of $381,000 related to a $3.0 million Internal Revenue Service refund received in May 2006; (iii) interest income totaling $345,000 earned from the U.S. Government for costs incurred on capital upgrade projects at Andrews Air Force Base, and (iv) interest earned on short-term cash surplus. These increases were partially offset by the recognition in July 2005 of approximately $607,000 in interest income earned on the $8.0 million Aerojet long-term note receivable.  The recording of the interest income had been deferred pending the final CPUC decision on the Aerojet matter.  Registrant has since been recording the interest income on the $8.0 million Aerojet long-term note receivable on a monthly basis.

Income Tax Expense

For the nine months ended September 30, 2006, income tax expense decreased by 34.3% to $12.1 million compared to $18.4 million for the nine months ended September 30, 2005 due, in part, to a decrease in pretax income of 25.7%.  In addition, the decrease was as a result of flow-through adjustments and a refund claim, as discussed further, below. The ETR for the nine months ended September 30, 2006 decreased by approximately 5.3 percentage points to 40.5% as compared to a 45.8% ETR applicable to the nine months ended September 30, 2005. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. During the second quarter of 2005, the recognition of the federal effect of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the effect to the subsequent tax year. This reduced income tax expense by $171,000 for the nine months ended September 30, 2006. During the third quarter of 2005, AWR filed an amended tax return for 2001 with the Internal Revenue Service (“IRS”) which was subject to IRS and Congressional Joint Committee of Taxation (“JCT”) review. During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest. Consequently, in the second quarter of 2006, AWR recorded a tax benefit of $400,000, of which $351,000 was attributable to GSWC. The refund-claim benefit contributed to 1.3 of the 5.3 percentage point ETR reduction referred to, above.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005. Except for the adoption of SFAS No. 123(R), “Share-Based Payment”, there have been no material changes to the critical accounting policies. Effective January 1, 2006, Registrant began accounting for employee and directors stock-based compensation costs in accordance with SFAS No. 123(R) which requires the recognition of compensation expense in the financial statements based on fair values of the stock awards. Registrant elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Registrant utilized the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS No. 123(R), Registrant now estimates forfeitures for options granted, which are not expected to vest. The cumulative effect of adopting the change in estimating forfeitures is not material to Registrant’s financial statements for the nine months ended September 30, 2006. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of Registrants share-based compensation. The adoption of SFAS No. 123(R) did not have a material affect on Registrant’s consolidated financial position, results of operations and cash flows for the three and nine months ended September 30, 2006.

Liquidity and Capital Resources

AWR

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC.

Net cash provided by operating activities was $45.6 million for the nine months ended September 30, 2006 as compared to $45.2 million for the same period ended September 30, 2005. The slight increase of $0.4 million was primarily attributable to higher net income after adjustments for non-cash items, which increased cash flows from operating activities by $7.5 million.  This increase was offset by the timing of cash receipts and disbursements related to working capital items, in particular the decrease in cash flows from operating activities of $5.1 million in income taxes receivable/payable resulting from the receipt of a $3.0 million federal tax refund received in May 2006 as compared to a $5.0 million federal tax refund in April 2005 as well as differences in the timing of remitting taxes which resulted in additional taxes paid during the nine months ended September 30, 2006 as compared to same period in 2005.

Net cash used in investing activities decreased slightly to $51.1 million for the nine months ended September 30, 2006 as compared to $52.0 million for the same period ended September 30, 2005.

Net cash used in financing activities was $1.0 million for the nine months ended September 30, 2006 as compared to net cash provided by financing activities of $8.2 million for the same period in 2005. The decrease in net cash provided by financing activities was primarily caused by a decrease of about $3.6 million in advances for and contributions in aid of construction and a $12.0 million net decrease in notes payable to banks. These decreases were offset by a $5.2 million increase in proceeds from stock option exercises and the issuance of Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan. Cash flows from financing activities also increased by $1.1 million from the tax benefits associated with the exercise of stock options.

Registrant has paid common dividends for 75 consecutive years.  On October 27, 2006, AWR declared a regular quarterly dividend of $0.235 per Common Share. The dividend, totaling approximately $4.0 million, will be paid on December 1, 2006 to common shareholders of record at the close of business on November 10, 2006. During the nine months ended September 30, 2006 and 2005, AWR paid quarterly dividends to shareholders, totaling approximately $11.4 million or $0.675 per share and $11.3 million or $0.675 per share, respectively. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. As of September 30, 2006, an aggregate of $25.0 million in cash borrowings were included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility. In August 2006, AWR filed a Registration Statement with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of September 30, 2006, approximately $156.5 million was available for issuance under this Registration Statement.

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

GSWC

Net cash provided by operating activities was $47.7 million for the nine months ended September 30, 2006 as compared to $47.2 million for the same period in 2005. The slight increase of $0.5 million was primarily attributable to higher net income after adjustments for non-cash items, which increased cash flows from operating activities by approximately $6.5 million.  This increase was offset by higher general rate case costs, lower tax refunds received in 2006 as compared to the same period in 2005 as well as differences in the timing of remitting taxes, and the timing of cash receipts and disbursements related to other working capital items.

Net cash used in investing activities increased slightly to $49.5 million for the nine months ended September 30, 2006 as compared to $48.8 million for the same period in 2005.

Net cash used by financing activities was $4.4 million for the nine months ended September 30, 2006 as compared to net cash provided by financing activities of $3.0 million for the same period in 2005. The decrease reflects a $2.9 million decrease in the receipt of advances for and contributions in aid of construction, and a net decrease of $4.8 million in intercompany borrowings.

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, and the timing of rate relief.

GSWC also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions in aid of construction, advances for construction and install-and-convey advances to fund the majority of its construction expenditures. GSWC has a Registration Statement on file with the SEC for issuance from time to time, of up to $100.0 million of debt securities. As of September 30, 2006, $50.0 million remained for issuance under this Registration Statement, subject to regulatory approval from the CPUC for issuance of additional debt.

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

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do, however, regulate certain transactions between GSWC and CCWC and their affiliates.

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

Recent Changes in Rates

On January 12, 2006, the CPUC approved GSWC’s Region III rate case. The authorized rate increase for 2006 was made effective January 19, 2006 and is expected to provide GSWC additional annual revenue approximating $5.4 million in 2006 based on a return on equity of 9.8%. For the second and the third years of this three-year GRC, the CPUC approved an annual increase of approximately $1.9 million and $2.3 million, respectively, subject to certain earnings tests.

On November 14, 2005, GSWC filed advice letters with the CPUC for step increases for Region I in an amount of approximately $0.6 million and an attrition increase of approximately $5.2 million for Region II, both of which were approved and became effective on January 1, 2006.

Pending Rate Changes in 2006

In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses at the Corporate Headquarters. In the filing, GSWC requested rate increases which are expected to generate approximately $14.9 million in annual revenues starting in 2007, with additional increases of $4.7 million in 2008 and $6.9 million in 2009. A decision on this application is expected in late 2006. Management is unable to predict the ultimate outcome of this rate case.

Other Regulatory Matters

New Service Territiory Application

GSWC has entered into a water transfer agreement with Natomas for 30,000 acre-feet of water to be used exclusively by GSWC to serve Sutter County, California. GSWC filed for a Certificate of Public Convenience and Necessity with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California. CPUC review of the application is pending, subject to completion of an environmental assessment.

Finance Application

In October of 2006, GSWC filed with the CPUC an application requesting authorization for it to issue, sell and deliver by public offering or private placement securities not exceeding $200.0 million in aggregate offering amount, said securities consisting of, but not limited to, common shares and preferred shares, bonds, debentures, medium-term notes, loans and tax exempt debt.  GSWC will use the net proceeds to first pay down all or a portion of its then outstanding short-term debt, fund its construction expenditures, and acquire utility properties.

State-Wide Rate Application

In September 2006, GSWC filed an application with the CPUC for authority to implement changes in certain ratemaking mechanisms and reallocation of rates within its entire service territory in California.  The application requests authority from the CPUC to implement certain rate setting mechanisms, including the following:

•                                          Establishment of a Water Quality Memorandum Account or Water Quality Compliance Offset Account to, among other things, permit full recovery of costs relating to water quality compliance.

•                                          Measures to encourage and support water supply planning and investment.

•                                          Changes to existing GSWC water shortage or emergency procedures and mandatory conservation and rationing penalties.

•                                          Establishment of an Infrastructure System Replacement Surcharge to encourage and support infrastructure replacement needs.

•                                          To eliminate disincentives to conserve water and eliminate fluctuations in revenues due to weather, the establishment of a Water Revenue Adjustment Mechanism to decouple sales from revenues.

•                                          Consolidation of GSWC’s existing offset balancing accounts, allowance for full cost recovery of supply offset costs, and elimination of a related earnings test.

•                                          Establishment of an increasing block rate structure to promote water conservation and rates that more accurately reflect the value of service.

•                                          Consolidation of GSWC’s existing ratemaking districts into a state-wide, single tariff price rate structure to encourage and support long-term rate stability and affordability.

•                                          Measures to provide appropriate incentives and procedures to carry out the Commission's objective of consolidation of non-viable water companies.

GSWC’s overall revenues are not intended to increase or decrease as a result of this Application.

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

GSWC intends to file for recovery of the net under-collected supply costs with the CPUC in 2006 or in subsequent general rate case proceedings. GSWC filed advice letters in October 2006 for a $1.7 million increase in supply cost and recovery of $2.0 million of previously under-collected supply cost  for GSWC’s Region I, for a total revenue increase of $3.7 million.  Management believes that it is probable that the CPUC will permit GSWC to recover in rates the net under-collections in supply costs.

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

As of September 30, 2006, GSWC has incurred costs of approximately $6.3 million in defending its rights in the Santa Maria Basin, including legal and expert witness fees, which have been recorded in Utility Plant for rate recovery. In February 2006, GSWC filed for recovery of these costs with the CPUC. Management believes that the recovery of these costs through rates is probable.

Refund of Water Rights Lease Revenues

In 1994, GSWC entered into a contract to lease to the City of Folsom 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues received from the City of Folsom since January, 2004, inclusive of the balances in the regulatory liability accounts, in water system infrastructure and to include such investments in the rate base upon which GSWC earns a rate of return. As a result, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into income and recorded an additional pretax income of $311,000 and $909,000 reflecting the three and nine months ended September 30, 2006, respectively, water rights lease revenues.

Recovery of cost of tree removal and mitigation for Bark Beetle Infestation

In a Proclamation issued on March 7, 2003 former Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego. On April 3, 2003, the CPUC issued an order requiring Southern California Edison Company, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric, are authorized to make annual advice letter filings requesting recovery of the costs of complying with this order. On April 13, 2006, the CPUC approved GSWC’s request for the amortization of about $351,000 for costs incurred through June 30, 2005 plus interest in the Bark Beetle Catastrophic Event Memorandum Account. At September 30, 2006, approximately $596,000, which includes the $351,000, has been incurred and is recorded as a regulatory asset on the balance sheets.

Outside Services Memorandum Account

In April 2006, the CPUC approved GSWC’s Region II advice letter which requested recovery of the expenses recorded in the Outside Services Memorandum Account (“OSMA”), as of December 31, 2005. The decision authorized the recovery of this memorandum account to record costs incurred while working with the Water Replenishment District (“WRD”), WRD Technical Advisory Committee, Central and West Basin Municipal Water Districts, Metropolitan Water District, West Basin Water Association and Central Basin Water Association on water supply reliability and rate-related issues in Region II. GSWC incurred approximately $374,000 and $345,000 in the OSMA in 2004 and 2005, respectively. GSWC sought and received authorization to amortize the cumulative total of approximately $719,000 over a 12-month period through customer rates. Accordingly, GSWC recorded a regulatory asset for this amount in April of 2006 with an offset and reduction to outside legal services during the second quarter of 2006. A surcharge went into effect in April of 2006 and accordingly, GSWC began amortizing the OSMA account. Revenues of approximately $200,000 and $304,000 were received from customers during the three and nine months ended September 30, 2006, respectively, relating to this surcharge. The surcharge will be in effect over a 12-month period.

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

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area.   In 2005, the AQMD conducted an inspection of this facility and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004.  Since receiving the NOV, changes in GSWC procedures have prevented additional violations at the facility.  The AQMD could assess penalties associated with an NOV that can range from $10,000 up to $75,000 per day of violation.  GSWC estimates that it was in violation approximately 180 days in 2004.  GSWC has met with AQMD to ensure future compliance and resolve the NOV.  As part of this, GSWC also promptly submitted an application to amend the permit as an amendment may have been necessary for continued operation of the subject air stripping equipment.

The AQMD has recently recommended that GSWC be allowed to pursue a Supplemental Environmental Program (“SEP”) as part of the settlement of the NOV. A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions.  As part of going forward with its permit amendment application, GSWS would amend its current application to also include the addition of additional controls to the facility to reduce emissions.  The penalties which GSWC has been informed might be assessed, could likely be reduced or avoided through the settlement of this matter based on the possible funding of a SEP.  In October 2006, GSWC submitted initial capital cost estimates to the AQMD for the installation and operation of granular activated carbon filters at the facility as a proposed SEP which would eliminate the use of the air stripping equipment.  Initial discussions indicate that AQMD staff has favorably received GSWC’s proposal and if approved, it could result in the imposition of only a nominal monetary penalty.  However, until further notice from the AQMD on the proposed SEP, GSWC cannot reasonably estimate the amount of penalties which might be assessed.

There have been no other material changes in any of the environmental matters discussed in the Form 10-K since December 31, 2005.

Water Supply

The adequacy of Registrant’s water supplies vary from year to year depending upon a variety of factors, including rainfall, availability of Colorado River water and imported water from northern California, the amount of water stored in reservoirs and groundwater basins, the amount of water used by Registrant’s customers and others, water quality and legal limitations on use.

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

New Accounting Pronouncements

Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. See Note 1 included in the Notes to Consolidated Financial Statements for disclosure on new accounting pronouncements.

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

(b)          Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

An officer of the Company has asserted a potential claim against the Company for retaliation against the officer and others in connection with alleged discriminatory conduct by the Company and its Board of Directors. Although management believes that the allegations are without merit and intends to vigorously defend against them, the Company retained an independent investigator to review the allegations and investigate the facts. Based upon the results of such investigation, the Company does not believe, but can give no assurance, that the ultimate resolution of this mater will have a material adverse effect on its financial position, results of operations, or cash flows.

There have been no material developments in any of the legal proceedings described in our 2005 Annual Report on Form 10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in this section and in the Notes to the Consolidated Financial Statements in Registrant’s Form 10-K for the year ended December 31, 2005, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the third quarter of 2006.

The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
July 1 – 31, 2006	891	(2)	$36.64	—	NA(3)
August 1 - 31, 2006	80	(2)	$37.50	—	NA(3)
September 1 - 30, 2006	57	(2)	$38.07	—	NA(3)
Total	1,028		$36.79	—	NA(3)

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted during the third quarter of the 2006 fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information

(a) On October 27, 2006, the Board of Directors of Registrant declared a regular quarterly dividend of $0.235 per common share. The dividend will be paid December 1, 2006 to shareholders of record as of the close of business on November 10, 2006.

Mr. Gary King was elected as a Class II director of the Company, effective November 7, 2006 with a term expiring at the annual meeting of the Company in 2008 and as a director of two of its subsidiaries, Golden State Water Company and Chaparral City Water Company, with a term expiring on the date of the annual meeting of each of these subsidiaries in 2007. There is no arrangement or understanding pursuant to which Mr. King was elected a director. Mr. King was also named as a member of the Audit and Finance Committee of the Board of Directors of the Company.

Under the terms of the  Company’s Amended 2003 Non-Employee Directors Stock Plan, Mr. King was automatically granted an option to purchase 3,000 of the Common Shares of the Company at an exercise price of $36.63 per share, effective on the date of his appointment as a director. Each option is exercisable upon the date of grant and will expire ten years after the date of grant, unless Mr. King’s services as a director are terminated for cause. Mr. King will be entitled to receive director and committee fees on the same basis as other directors, except that Mr. King’s retainer for service as a director for the remainder of 2006, will be reduced to $3,333.33. The Board also approved the execution of an Indemnification Agreement with Mr. King in the same form executed by the Company with its other directors.

The Company amended its bylaws on November 7, 2006 to increase the size of its Board of Directors from six to seven.

(b) There have been no material changes during the third quarter of 2006 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a)          The following documents are filed as Exhibits to this report:

3.1	Bylaws of American States Water Company, as amended (1)

3.2	Bylaws of Golden State Water Company, as amended (1)

10.1	Form of Non-Employee Director Stock Option Agreement (1) (3)

10.2	Form of Indemnification Agreement for Directors (1) (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

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

Dated: November 8, 2006