Form 10-K
period 2006-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2007-03-16
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.
001-14431	American States Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1207 (909) 394-3600	95-4676679

001-12008	Golden State Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1212 (909) 394-3600	95-1243678

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
American States Water Company Common Shares	New York Stock Exchange

Rights to Purchase Junior Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American States Water Company                     Yes ☐ No ☒

Golden State Water Company                           Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Golden State Water Company                           Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

American States Water Company

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Golden State Water Company

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company                     Yes ☐ No ☒

Golden State Water Company                           Yes ☐ No ☒

The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $605,212,000 and $655,397,000 on June 30, 2006 and March 12, 2007, respectively. The closing price per Common Share on March 12, 2007, as quoted in the Western Edition of The Wall Street Journal, was $38.42.  As of March 12, 2007, the number of Common Shares of American States Water Company, outstanding was 17,058,746. As of that same date, American States Water Company owned all 122 outstanding Common Shares of Golden State Water Company. The aggregate market value of the total voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2006 and March 12, 2007.

Documents Incorporated by Reference:

Portions of the Proxy Statement of American States Water Company will be subsequently filed with the Securities and Exchange Commission as to Part III, Item Nos. 10, 11,  13 and 14 and portions of Item 12, in each case as specifically referenced herein.

AMERICAN STATES WATER COMPANY
and

GOLDEN STATE WATER COMPANY

FORM 10-K

PART I

Item 1. Business

This annual report on Form 10-K is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”), and Golden State Water Company (hereinafter “GSWC”). References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its nominating and governance committee, its compensation committee and its audit and finance committee through its website or by calling (800) 999-4033. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2006.

AWR submitted a CEO Certification to the New York Stock Exchange on June 6, 2006 certifying that the Registrant was in compliance with the corporate governance rules of the New York Stock Exchange.

General

American States Water Company is the parent company of GSWC, American States Utility Services, Inc. (“ASUS”) and its subsidiaries, and Chaparral City Water Company (“CCWC”). AWR was incorporated as a California corporation in 1998 as a holding company.

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

GSWC served 253,970 water customers and 23,248 electric customers at December 31, 2006, or a total of 277,218 customers, compared with 275,811 total customers at December 31, 2005. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues for the years ended December 31, 2006 and 2005.

CCWC is an Arizona public utility company serving 13,343 customers as of December 31, 2006, compared with 13,001 customers at December 31, 2005. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS contracts, either directly or through wholly-owned subsidiaries, with various municipalities, the U.S. Government and private entities to provide water and wastewater services, including billing and meter reading, water marketing and the operation and maintenance of water and wastewater systems. On October 1, 2004, ASUS commenced operation of the water and wastewater systems at Fort Bliss located near El Paso, Texas, through Fort Bliss Water Service Company (“FBWS”), pursuant to the terms of a 50-year contract with the U.S. Government. ASUS commenced operation and maintenance of the water and wastewater systems at Andrews Air Force Base in Maryland on February 1, 2006 through Terrapin Utility Services, Inc. (“TUS”) pursuant to the terms of a 50-year contract. ASUS commenced operation and maintenance of the wastewater systems at Fort Lee in Virginia through Old Dominion Utility Services, Inc. (“ODUS”) on February 23, 2006 pursuant to the terms of a 50-year contract. ASUS also commenced operation of the water and wastewater systems at Fort Eustis, Fort Story and Fort Monroe in Virginia through ODUS on April 3, 2006 pursuant to the terms of a 50-year contract. These contracts are each subject to termination for convenience by the U.S. Government. The contract price for each of these contracts is subject to re-determination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts. We may refer to FBWS, ODUS and TUS collectively as the “Military Privatization Subsidiaries” herein.

ASUS and GSWC have been pursuing an opportunity to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”). Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California

In August 2004, Natomas and ASUS entered into a contract under which ASUS acts as the exclusive agent for marketing water that has become “temporarily surplus” to the internal needs of Natomas and that arises under water rights permits and contracts owned or controlled by Natomas, to third parties outside the Natomas service area. On January 31, 2006, ASUS and Natomas entered into a water purchase and sale agreement under which ASUS will acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas. Pursuant to the terms of this agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on achievement of specific milestones and events over a 10-year period. Pursuant to the marketing services agreement described above, Natomas will pay to ASUS a commission of 16% of the sale price over the same 10-year period. At the same time that the water purchase agreement was completed, Natomas and ASUS also entered into a settlement agreement that released Natomas from previously established reimbursement obligations under prior agreements. ASUS may use the water rights acquired from Natomas to serve existing customers, to re-sell to other beneficial users, or to pursue and serve expanded service territories.

GSWC and Natomas have also entered into a water transfer agreement under which GSWC agreed to purchase and Natomas agreed to sell up to 30,000 acre-feet of water to be used exclusively by GSWC to serve customers in Sutter County, California. Additionally, GSWC filed for a Certificate of Public Convenience and Necessity with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California.  CPUC review of the application has been deferred pending completion of an environmental assessment for the proposed new water service. All of the agreements with Natomas are subject to receipt of various regulatory approvals required for their full implementation.

Certain financial information for each of AWR’s principal business units, water distribution, electric distribution, and contract services is set forth in Note 15 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. The Company’s water and electric distribution segments are not dependent upon a single or only a few customers. The U.S. Government is the largest customer for ASUS’s contract services.

The revenue from most of the Company’s business segments is seasonal. The impact of seasonality on the Company’s businesses is discussed in more detail in Item 1A — “Risk Factors”.

Competition

The businesses of GSWC and CCWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories. GSWC and CCWC compete with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. AWR’s other subsidiary, ASUS, actively competes for business with other investor-owned utilities, other third party providers of water and wastewater services, and governmental entities on the basis of price and quality of service.

Employee Relations

GSWC had 516 employees as of December 31, 2006 as compared to 513 at December 31, 2005. Eighteen positions in GSWC’s Bear Valley Electric customer service area are covered by a collective bargaining agreement, which expired on December 31, 2006, with the International Brotherhood of Electrical Workers (“IBEW”) and is currently under re-negotiation. Sixty-two positions in GSWC’s Region II ratemaking district are covered by a collective bargaining agreement with the Utility Workers Union of America (“UWUA”), which expires in 2007. GSWC has no other unionized employees.

CCWC had fourteen employees as of December 31, 2006, all of whom are non-union. ASUS had nine employees as of December 31, 2006, all of whom are non-union. FBWS had eight employees as of December 31, 2006, three of whom are non-union. The non-management employees at FBWS were previously covered by a collective bargaining agreement with their former employer (who operated the Fort Bliss water and wastewater systems prior to FBWS), which agreement had a successor clause. Pursuant to the successor clause, a representative of the International Union of Operating Engineers sought representation of the FBWS non-management employees. A three-year agreement between FBWS and the IUOE was ratified in March 2006 and will expire in 2008.  ODUS had six employees and TUS had four employees as of December 31, 2006, all of whom are non-union.

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

Item 1A — Risk Factors

You should carefully read the risks described below and other information in this Form 10-K in order to understand certain of the risks of our business.

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

Our revenues depend substantially on the rates that we are permitted to charge our customers and our ability to recover our costs in these rates on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electric power and natural gas costs, costs incurred in connection with increased environmental regulation and requirements to increase security at our water facilities in rates. Any delays by either the CPUC or the ACC in granting rate relief to cover increased operating and capital costs may adversely affect our financial performance. A law in California affords the Company an opportunity to file for interim rates in situations where there may be delays in granting final rate relief.  However, interim rate relief is not a guarantee that the full amount of rate increase filed will ultimately be approved by the CPUC.

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. In the event that our assessment as to the probability of recovery through the ratemaking process proves to be incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or any regulatory disallowances. As of December 31, 2006, we had net regulatory assets of $84.5 million, representing future revenues we expect to recover from customers through the ratemaking process. A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our costs could have a material adverse effect on the Company’s financial results.

We are also in some cases required to estimate future expenses and in others we are required to incur the expense before we may recover our costs. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, timing of our investments or expenses or other factors. If expenses increase significantly over a short period of time, as occurred in our Bear Valley Electric division during the 2000-2001 energy crisis in California, we may experience delays in recovery of these expenses, the inability to recover carrying costs for these expenses and increased risks of regulatory disallowances or write-offs.

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows. Changes in policies of the U.S. Government may also adversely affect our military base contract operations. In certain circumstances, the U.S. Government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of state regulatory agencies with jurisdiction over the activities of the Military Utility Privatization Subsidiaries or may require us to bid on work that we believe is covered by the contract awarded to us, thereby reducing the returns that we anticipated at the time of execution of the contract.

Our earnings are greatly affected by weather during different seasons

The demand for water and electricity varies by season. Therefore, the results of operations for one period may not indicate results to be expected in another period. For instance, most water consumption occurs during the third quarter of each year when weather in our service areas  tends to be hot and dry. During this period, our revenues and profitability are usually higher than in the other quarters. Drought or unusually wet conditions may also adversely impact our revenues and profitability. During a drought, we may experience both lower revenues due to consumer conservation efforts and higher water and operating costs due to supply shortages.

The demand for electricity in our Bear Valley Electric service area is greatly affected by winter snows. An increase in winter snows reduces the use of snowmaking machines at ski resorts in the Big Bear area and, as a result reduces electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions, which also reduces electric revenues.

Our liquidity and earnings may be adversely affected by changes in water supply costs

We obtain water from a variety of sources. For example, we pump water from aquifers within our service areas to meet a portion of the demands of our customers. When water produced from our wells is insufficient to meet customer demand or when such production is interrupted, we purchase water from others. As a result, our cost of providing, distributing and treating water for our customers’ use can vary significantly based on conditions that are often beyond  our control.  Furthermore, alternative sources of water, such as the Metropolitan Water District of Southern California (“MWD”) and the Central Arizona Project (“CAP”), may not always have an adequate supply of water to sell to us.

We have established a memorandum account for offsettable expenses of purchased water, purchased power and groundwater related pump taxes for our water service areas in California.  Even under the memorandum account procedure, changes in water supply costs, such as those that occur due to changes in supply mix (purchased water volume vs. pumped water, for instance) compared to the authorized amount may directly affect our earnings.

Significant claims have been asserted against us in water quality litigation

We were sued, along with others, in nineteen water quality related lawsuits alleging personal injury and property damage as a result of the delivery of water that was allegedly contaminated. These lawsuits, involving plaintiffs who received water from two groundwater basins in Los Angeles County, were dismissed in August 2004. Several plaintiffs filed an appeal on September 21, 2004. On February 7, 2006, the Second Appellate District in which the appellate briefs were filed moved the California Supreme Court to transfer the appeal to the First Appellate District, the District in which prior appeals regarding these cases had been heard. The transfer motion  is still pending.   If the appeal  is granted and the complaints reinstated, GSWC  will vigorously contest both damage and liability.

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

In some cases, potentially responsible parties have reimbursed us for our costs. In other cases, we have taken legal action against parties that we believe to be potentially responsible for the contamination. To date, the CPUC has permitted GSWC to establish memorandum accounts for recovery of these types of costs. As a result, our memorandum and water supply balancing accounts are high by historical standards. Moreover, we can give no assurance regarding the outcome of litigation arising out of this contamination or our ability to recover these costs in the future.

Persons who are potentially responsible for causing the contamination of groundwater supplies have also been increasingly asserting claims against water distributors on a variety of theories and have thus far brought the water distributors (including us) within the class of potentially responsible parties in Federal court actions pending in Los Angeles County. This increases the costs of seeking recovery from the potentially responsible parties and the risks associated with seeking recovery of these costs. Management believes that rate recovery, proper insurance coverage and reserves are in place to appropriately manage these types of claims. However, such claims, if ultimately resolved unfavorably to the Company, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

Environmental regulation has increased, and is expected to continue to increase our operating costs

Environmental regulation has increased with improved detection technology and heightened consumer awareness of water quality issues. As a result, our capital and operating costs have increased substantially as we upgrade our water treatment plants, build new water treatment plants, increase our monitoring compliance activities and remove wells from service when necessary to address contamination issues.

GSWC and CCWC may be able to recover these costs through the ratemaking process. We may also be able to recover these costs under some of our contractual arrangements. In certain circumstances, we may be able to recover costs from parties responsible or potentially responsible for contamination, either voluntarily or through specific court action. We may incur significant costs in connection with our recovery efforts.  Moreover, our ability to recover these types of costs depends upon a variety of factors beyond our control, including approval of rate increases, the willingness of potentially responsible parties to settle litigation and otherwise address the contamination and the extent and magnitude of the contamination. We can give no assurance regarding the adequacy of any such recovery to offset such costs.

The Military Utility Privatization Subsidiaries also operate subject to increasingly stringent environmental regulations. The contracts provide various mechanisms for recovery of the costs associated with meeting evolving environmental and water quality requirements, including increasing revenues through change in conditions provisions and equitable adjustment procedures. Our contracts with the U.S. Government are, however, subject to the Anti-Deficiency Act. As a result, our ability to recover these costs may depend upon Congressional action to appropriate funds to pay these costs.

The adequacy of our water supplies depends upon a variety of factors beyond our control

The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•                    Rainfall, runoff, flood control and availability of storage

•                    Availability of Colorado River water and imported water from northern California

•                    The amount of useable water stored in reservoirs and groundwater basins

•                    The amount of water used by our customers and others

•                    Water quality

•                    Legal limitations on production, diversion, storage, conveyance and use

Population growth and increases in the amount of water used have caused increased stress on surface supplies and groundwater basins. The importation of water from the Colorado River, one of GSWC’s important sources of supply, is expected to decrease in future years due to the competing requirements of the CAP and other limitations on the amount of water that the MWD is entitled to take from the Colorado River. MWD is expected to increase its efforts to secure additional supplies from conservation, desalination and water exchanges with agricultural water users, but we do not know to what extent these expectations will be fulfilled.

CCWC obtains its water supply from operating wells and from the Colorado River through the CAP. CCWC’s water supply may be subject to interruption or reduction if there is an interruption or reduction in water supplies available to CAP. In addition, CCWC’s ability to provide water service to new real estate developments is dependent upon CCWC’s ability to meet the requirements of the Arizona Department of Water Resources regarding the Company’s assured water supply account.

Water shortages may affect us in a variety of ways:

•                    They may adversely affect supply mix, for instance causing us to rely on more expensive water sources

•                    They may adversely affect operating costs, for instance by increasing the cost of producing water from depleted aquifers

•                    They may result in an increase in capital expenditures, for example by requiring us to build pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers and reservoirs and other facilities to conserve or reclaim water

We may be able to recover increased operating and capital costs for our regulated systems through the ratemaking process. We may also be able to recover certain of these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination.

Our liquidity, and in certain circumstances, earnings, may be adversely affected by increases in electricity and natural gas prices in California

Most of our electric energy sold to customers in our Bear Valley Electric customer service area is purchased from others under contracts that expire at the end of 2008 at an average price of $74.65 per megawatt per hour (“MWh”). In addition to the purchased power contracts, we also buy additional energy from the spot market to meet peak demand and sell surplus power to the spot market during times of reduced energy demand. We also operate a natural gas-fueled 8.4 megawatt (“MW”) generator.

During the energy crisis in late 2000 and 2001, we incurred approximately $23.1 million of additional energy purchase costs that were not covered in rates.  We are permitted by the CPUC to collect a surcharge of $2.2¢ per kilowatt hour from our customers through August 2011 to recover this under-collected balance.  Approximately $14.2 million of the $23.1 million incurred during the energy crisis has been recovered through this surcharge.   In addition, we are authorized by the CPUC to recover our energy purchase costs from ratepayers up to an annual weighted average cost of $77 per MWh each year through August 2011.  We are required to write-off costs in excess of this cap. As a result, we are currently at risk for increases in spot market prices of electricity that we purchase and for decreases in spot market prices for electricity that we sell.  Since the energy crisis in late 2001, an approximate $10.9 million of power costs in excess of the amounts authorized in rates has also been added to the electric balancing account, resulting primarily from increases in costs associated with the transportation of energy to the service area.  At December 31, 2006, approximately $19.9 million remains as an under-collection in the electric supply cost balancing account resulting from these activities.

Unexpected outages at the generator that we operate, or a failure to perform by any of the counterparties to our electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electric prices.

Changes in electricity prices also affect the unrealized gains and losses on our block forward contracts that qualify as derivative instruments as the asset or liability on these contracts is adjusted to reflect the fair market value of the contracts at the end of each month. As a result of decreases in energy prices, we have recorded as of December 31, 2006 a cumulative unrealized loss of $3.7 million related to these contracts. Unrealized gains and losses will continue to affect earnings until the expiration of these contracts at the end of 2008.

Our business requires significant capital expenditures

The utility business is capital intensive. On an annual basis, we spend significant sums of money for additions to or replacement of property, plant and equipment. During the years ended December 31, 2006, 2005 and 2004,  we spent $66,599,000, $71,184,000 and $84,216,000, respectively, for these purposes.  Our estimated capital expenditures for calendar year 2007 are expected to be approximately $65 million.

We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which are repaid over a period of time at no interest). We also periodically borrow money or issue equity for these purposes. In addition, we have a syndicated bank credit facility that we can use for these purposes. We cannot assure you that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return.

We operate in areas subject to natural disasters or that may be the target of terrorist activities

We operate in areas that are prone to earthquakes, fires, mudslides and other natural disasters. While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in Southern California, where our operations are concentrated, or other natural disaster in California could adversely impact our ability to deliver water and adversely affect our costs of operations. The CPUC has historically allowed utilities to establish a catastrophic event memorandum account as another possible mechanism to recover these costs.

Our utility and other assets could also be targeted by terrorists seeking to disrupt services to our customers. We may also be prevented from providing water and wastewater services in the military bases that we serve in times of military crisis affecting these bases.  We have invested in securing company facilities throughout our service areas.

The expansion of our contract operations under ASUS will expose us to different risks than those associated with our other utility operations

We are incurring additional costs at ASUS in connection with the expansion of our contract operations associated with the preparation of bids, the negotiation of the terms of new contracts and start-up activities associated with new contracts. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts and our ability to recover those costs and other costs from revenues from new contracts.

In addition, we must maintain the proper management of water and wastewater facilities and find state-certified and qualified employees to support the operation. Failure to do so could put us at risk, among other things, of operations errors at these facilities and for improper billing and collection procedures as well as loss of contracts, assessment of penalties for operational failures and loss of revenues.

Our military privatization contracts create certain risks that are different from that of our other utility operations

We have entered into contracts to provide water and wastewater services at military bases pursuant to 50-year fixed price contracts, all subject to periodic price re-determination. These contracts are subject to termination for the convenience of the government and for failure to meet guaranteed performance standards. In addition, the U.S. Government may stop work under the terms of the contracts or delay performance of our obligations under the contracts.

Our contract pricing was based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials. We may be unable to recover all of our costs if any of these assumptions are inaccurate or we failed to consider all costs that we may incur in connection with performing the work. We are also subject to price adjustments at the time of price re-determination or in connection with requests for equitable adjustments or other changes permitted by the terms of the contracts.

We manage engineering and construction activities for water and wastewater facilities, where design, construction or systems failures may result in injury or damage to third parties. Any liability in excess of claims against our subcontractors, their performance bonds and our insurance limits at these facilities could result in claims against us which may adversely affect our profits.

If there is a dispute with the U.S. Government regarding performance under these contracts or the amounts owed to us, the U.S. Government may delay, reject or withhold payment to us. If we are ultimately unable to collect these payments on a timely basis, our profits and cash flows would be adversely affected.

We are a holding company that depends on cash flow from GSWC to meet our obligations and to pay dividends on our Common Shares

As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet our debt service obligations and to pay dividends on our Common Shares. More than 90% of our earnings are derived from the operations of GSWC. Moreover, neither CCWC nor ASUS has paid any dividends to us during 2006, 2005 or 2004. As a result, we are dependent on cash flow from GSWC to meet our obligations and to pay dividends on our Common Shares.

Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on our debt. Dividends are only paid if and when declared by the respective subsidiary Board. Moreover, GSWC is obligated to give first priority to its own capital requirements and to maintain a capital structure consistent with that determined to be reasonable by the CPUC in its most recent decision on capital structure, in order that ratepayers not be adversely affected by the holding company structure. Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of GSWC is generally subject to the prior claims of creditors of that subsidiary. If we are unable to obtain funds from GSWC in a timely manner we may be unable to meet our obligations, make additional investments in CCWC or ASUS or pay dividends.

Our operations are geographically concentrated in California

Although we own water and wastewater facilities in a number of states, over 90% of our operations are located in California, particularly southern California. As a result, we are largely subject to weather, political, water supply, labor, utility cost, regulatory and economic risks affecting California.

Item 1B — Unresolved Staff Comments

None.

Item 2 - Properties

Franchises

GSWC holds Certificates of Public Convenience and Necessity granted by the CPUC in each of the ratemaking districts it serves. CCWC holds Certificates of Public Convenience and Necessity granted by the ACC for the areas in which it serves. . In addition, FBWS holds a Certificate of Public Convenience and Necessity from the Texas Commission on Environmental Quality. The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission has determined it was in the public interest and consistent with public convenience and necessity to conditionally approve the right of TUS to operate as a water and wastewater utility service at Andrews Air Force Base, Maryland in accordance with the terms and conditions of the contract with the U.S. Government

Electric Properties

GSWC’s electric properties are all located in the Big Bear area of San Bernardino County in California. As of December 31, 2006, GSWC owned and operated 29 miles of overhead 34.5 kv transmission lines, 1 mile of underground 34.5 kv transmission lines, 176 miles of 4.16 kv or 2.4 kv distribution lines, 53 miles of underground cable, 14 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Office Buildings

Registrant’s general headquarters are housed in a single-story office building located in San Dimas, California. The land and the building are owned by GSWC. GSWC also owns and/or leases certain facilities housing regional, district and customer service offices. CCWC owns its primary office space in Fountain Hills, Arizona. ASUS leases an office facility in Costa Mesa, California.

Water Properties

As of December 31, 2006, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,720 miles of pipeline together with services, meters and fire hydrants and approximately 430 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including five surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using pipes and appurtenances for transmitting and distributing water.

As of December 31, 2006, GSWC owned 256 wells. All wells are equipped with pumps with an aggregate production capacity of approximately 257 million gallons per day. GSWC has 64 connections to the water distribution facilities of the MWD and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 113 million gallons. GSWC owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of GSWC for each of its water regions:

	Pumps		Distribution Facilities			Reservoirs
District	Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*

Region I	75	126	533	55,572	3,986	47	34,500

Region II	58	78	971	100,405	8,637	32	23,333

Region III	123	201	1,216	97,993	10,387	81	55,415	(1)
Total	256	405	2,720	253,970	23,010	160	113,248

* Reservoir capacity is measured in thousands of gallons. Mains are in miles.

(1) GSWC has additional reservoir capacity in its Claremont system, through an exclusive right to use all of one 8 million gallon reservoir, one-half of another 8 million gallon reservoir, and one-half of a treatment plant’s capacity, all owned by Three Valleys Municipal Water District.

As of December 31, 2006, CCWC’s physical properties consisted of water transmission and distribution systems, which included 184 miles of pipeline, together with services, meters, fire hydrants, wells, reservoirs with a combined storage capacity of 7.55 million gallons and other water utility facilities including a surface water treatment plant, which treats water from the CAP.

Mortgage and Other Liens

As of December 31, 2006, GSWC had no mortgage debt outstanding, encumbrances or liens securing indebtedness.

As of December 31, 2006, substantially all of the utility plant of CCWC was pledged to secure its Industrial Development Authority Bonds, which among other things, restricts CCWC’s ability to incur debt and make liens, sell, lease or dispose of assets, or merge with another corporation, and pay dividends.

As of December 31, 2006, neither AWR nor ASUS or any of its subsidiaries had any mortgage debt or liens securing indebtedness, outstanding.

Condemnation of Properties

The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, however, the laws of the State of California also provide: (i) that the owner of utility property may contest whether the condemnation is actually necessary and in the public interest; and (ii) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken by eminent domain.

Although the City of Claremont, California located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of Registrant’s water system serving the City. The value was estimated in 2004 by the consultant at $40 - $45 million. GSWC disagrees with the consultant’s valuation assessment. As of December 31, 2006, management believes that the fair market value of the system exceeds the $39 million recorded net book value and also exceeds the consultant’s estimates of the value of the Claremont water system.

On April 12, 2005, the Town Council of the Town of Apple Valley located in GSWC’s Region III, voted 5-0 to authorize Town staff to prepare a Request for Proposal for an evaluation of the feasibility and estimated cost of and a time frame for the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another privately-owned utility serving the Town. On April 11, 2006 the Town Council unanimously decided to move forward with efforts to acquire all the water systems serving the Town, based on a study authorized by the Town Council. On July 25, 2006, the Town Council voted 4-0 to defer any further consideration of a takeover pending preparation by Town staff of financing options and costs to residents of any acquisition.  No time frame was set for staff to report back to the Council. On March 13, 2007, the Town Council voted 4-0 to discontinue any activity towards the takeover of the Apple Valley water systems.

Except for the City of Claremont and the Town of Apple Valley, Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area.

Item 3 - Legal Proceedings

Water Quality-Related Litigation

In 1997, GSWC was named as a defendant in nineteen lawsuits that alleged that GSWC and other water utilities, delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief. The nineteen lawsuits involve customer service areas located in Los Angeles County and were filed in Los Angeles Superior Court: Robert Arenas, et al. v. Suburban Water Systems, Inc., et al., Case No. KC037559, Anthony John Bell, et al. v. City of Pomona, et al., Case No. KC038796, Adler, et al. v. Southern California Water Company, et al., Case No. BC169892, Santamaria, et al. v. Suburban Water Systems, et al., Case No. KC025995, Georgianna Dominguez et al. v. Southern California Water Company, et al., Case No. GC021657, Anderson, et al. v. Suburban Water Company, et al., Case No. KC028524, Abarca, et al. v. City of Pomona, et al., Case No. K027795, Celi, et al. v. San Gabriel Valley Water Company, Case No. GC020622, Boswell et al. v. Suburban Water Systems, et al., Case No. KC027318, Demciuc et al. v. Suburban Water Systems, et al., Case No. KC028732, Antoinette Adejare, et al. v. City of Pomona, et al., Case No. KC031096, Almelia Brooks, et al. v. Suburban Water System, et al., Case No. KC032915, Lori Alexander, et al. v. Suburban Water Systems, et al., Case No. KC031130, David Arnold, et al. v. City of Pomona, et al., Case No. KC034636, Gilda Ambrose-Dubre, et al. v. City of Pomona, et al., Case No. KC032906, Melissa Garrity Alvarado, et al. v. Suburban Water Systems et al., Case No. KC034953, Charles Alexander, et al. v. City of Pomona, et al., Case No KC035526, Criner, et al. v. San Gabriel Valley Water Company, et al., Case No. GC021658, and Donerson, et al. v. City of Pomona, et al., Case No. KC035987.

On August 4, 2004, the trial court Judge dismissed GSWC from all nineteen Los Angeles County cases. The order of dismissal followed a lengthy legal proceeding dating back to April 1997 when the first of the cases was filed. The Court found GSWC did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the plaintiffs to prove otherwise. On September 21, 2004, GSWC received notice that several plaintiffs filed an appeal to the trial court’s order to dismiss GSWC. Briefs and reply briefs on the appeal have been filed; however, no date for a hearing before the appeals court has been set yet. On February 7, 2006, the Second Appellate District in which the briefs were filed moved the California Supreme Court to transfer the appeal to the First Appellate District, the District in which prior appeals regarding these cases had been heard. GSWC is unable to predict the outcome of this appeal but will continue to vigorously defend against the appeal by the plaintiffs.

GSWC is subject to self-insured retention (deductible) provisions of $500,000 per claim in its insurance policies applicable to the above claims and has either expensed the self-insured amounts or has reserved against payment of these amounts as appropriate. GSWC’s various insurance carriers have, to date, provided reimbursement for much of the costs incurred above the self-insured amounts for defense against these lawsuits, subject to a reservation of rights. In addition, the CPUC has issued certain decisions, which authorize GSWC to establish a memorandum account to accumulate costs for future recovery to comply with certain contamination remediation requirements.

Other Water Quality Litigation

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those allegedly responsible for the contamination. Some of the other potential defendants settled with GSWC, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit. In response to the filing of the lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the potentially responsible party’s motions.

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

On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of GSWC’s impacted wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the federal lawsuit and the UAO. Registrant is presently unable to predict the outcome of these settlement discussions or of the lawsuit, in the event it is not settled.

Santa Maria Groundwater Basin Adjudication

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin.  A settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. There are also a few nonsettling parties, and the case is going forward as to these parties. The stipulation, if approved, would preserve GSWC’s position with the settling parties independent of the outcome of the case as it moves forward with the nonsettling parties. GSWC cannot predict the outcome of the case as to the nonsettling parties.

As of December 31, 2006, GSWC has incurred costs of approximately $6.4 million in defending its rights in the Santa Maria Basin, including legal and expert witness fees, which have been recorded in Utility Plant for rate recovery.  In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005.  In February 2007, GSWC reached a settlement with the Division of Ratepayer Advocates authorizing recovery of the $5.5 million requested in GSWC’s application.  The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit.  Management believes that the recovery of these costs through rates is probable.

Other Litigation

An officer of the Company has asserted a potential claim against the Company for retaliation against the officer and others in connection with alleged discriminatory conduct by the Company and its Board of Directors. Although management believes that the allegations are without merit and intends to vigorously defend against them, the Company retained an independent investigator to review the allegations and investigate the facts. Based upon the results of such investigation, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations, or cash flows.

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects.  The CPUC’s investigation focuses on whether these charges were approved in customer rates and whether they were just and reasonable. GSWC is cooperating with the CPUC’s investigation and is in the process of producing copies of the documents requested by the CPUC.  Management cannot predict the outcome of the investigation at this time.

Registrant is also subject to ordinary routine litigation incidental to its business. Other than those disclosed above, no other legal proceedings are pending, which required disclosure. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below compares American States Water Company’s cumulative five-year total shareholder return on  Common Shares with the cumulative total returns of the S & P 500 index and a customized peer group of six companies that includes: Artesian Resources Corp., California Water Service, Connecticut Water, Middlesex Water Company, SJW Corp. and Southwest Water Company. The graph tracks the performance of a $100 investment in our Common Shares, in the index and in the peer group (with the reinvestment of all dividends) from December 31, 2001 to December 31, 2006.

	12/01	12/02	12/03	12/04	12/05	12/06
American States Water Company	100.00	102.81	115.12	124.28	152.05	195.50
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	94.87	116.16	140.36	152.01	182.13

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares

Common Shares of American States Water Company are traded on the New York Stock Exchange (NYSE) under the symbol AWR. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years were:

	Stock Prices
	High	Low
2006
First Quarter	$37.36	$30.68
Second Quarter	42.39	33.49
Third Quarter	38.75	35.40
Fourth Quarter	42.10	36.59

2005
First Quarter	$27.63	$24.31
Second Quarter	29.89	24.76
Third Quarter	34.14	28.12
Fourth Quarter	34.55	28.65

Approximate Number of Holders of Common Shares

As of March 12, 2007, there were 3,252 holders of record of the 17,058,746 outstanding Common Shares of American States Water Company. AWR owns all of the authorized and outstanding Common Shares of GSWC, CCWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions

For the last two years, AWR has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company:

	2006	2005
First Quarter	$0.225	$0.225
Second Quarter	$0.225	$0.225
Third Quarter	$0.225	$0.225
Fourth Quarter	$0.235	$0.225
Total	$0.910	$0.900

AWR’s ability to pay dividends is subject to the requirement in the Company’s $85 million revolving credit facility for AWR to maintain compliance with all covenants described in footnote (15) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $213.0 million was available from GSWC to pay dividends to AWR as of December 31, 2006. GSWC is also prohibited under the terms of a senior note issued in October 2005 from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than ..6667 to 1.  GSWC would have to issue additional debt of $249.3 million to violate this covenant as of December 31, 2006.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $108.6 million of AWR’s retained earnings was available to pay dividends to common shareholders at December 31, 2006. Approximately $105.5 million was available from the retained earnings of GSWC at December 31, 2006 to pay dividends to AWR. At December 31, 2006, ASUS was unable to pay dividends to AWR under the California tests.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted under Arizona law. Under restrictions of the Arizona tests, approximately $6.7 million was available to pay dividends to AWR at December 31, 2006. See footnote (6) to the table in the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

AWR paid $15.4 million in common dividends to shareholders for the year ended December 31, 2006, as compared to $15.1 million for the year ended December 31, 2005. GSWC paid dividends of $17.2 million and $16.0 million to AWR in 2006 and 2005, respectively. CCWC and ASUS did not pay any dividends to AWR in 2006 or 2005.

Other Information

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2006.

The following table provides information about Company repurchases of its Common Shares during the fourth quarter of 2006:

				Total Number of	Maximum Number
				Shares Purchased as	of Shares That May
				Part of Publicly	Yet Be Purchased
	Total Number of		Average Price Paid	Announced Plans or	under the Plans or
Period	Shares Purchased		per Share	Programs (1)	Programs (3)
October 1 - 31, 2006	278	(2)	$40.76	—	NA
November 1 - 30, 2006	2	(2)	$45.00	—	NA
December 1 - 31, 2006	52	(2)	$38.27	—	NA
TOTAL	332		$40.39	—	NA

(1)             None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2)             All of these Common Shares were acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)             The Company’s Common Share Purchase and Dividend Reinvestment Plan does not contain a maximum number of Common Shares that may be purchased in the open market.

Item 6. Selected Financial Data

	AWR
(in thousands, except per share amounts)	2006(2)	2005	2004	2003	2002
Income Statement Information
Total Operating Revenues	$268,629	$238,128	$229,090	$212,779	$209,840
Total Operating Expenses	212,023	176,068	179,033	176,074	158,608
Operating Income	56,606	62,060	50,057	36,705	51,232
Interest Expense	21,121	14,657	18,095	18,070	17,699
Interest Income	2,818	1,103	44	9	28
Net Income	23,081	26,766	18,541	11,892	20,339
Basic Earnings per Common Share(1)	$1.34	$1.58	$1.19	$0.78	$1.34
Dividends Declared per Common Share	$0.910	$0.900	$0.888	$0.884	$0.872
Average Shares Outstanding	16,934	16,778	15,633	15,200	15,144
Average Number of Diluted Shares Outstanding	17,101	16,809	15,663	15,227	15,157
Fully Diluted Earnings per Common Share	$1.33	$1.57	$1.18	$0.78	$1.34
Balance Sheet Information
Total Assets	$936,955	$873,135	$810,277	$758,818	$700,553
Common Shareholders’ Equity	283,734	264,094	251,465	212,487	213,279
Long-Term Debt	267,833	268,405	228,902	229,799	231,089
Total Capitalization	$551,567	$532,499	$480,367	$442,286	$444,368
Book Value per Common Share	$16.64	$15.72	$15.01	$13.97	$14.05

(1)            In accordance with Emerging Issues Task Force No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” which was effective in the second quarter of 2004, AWR uses the “two-class” method of computing EPS for the affects of participating securities. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and stock units that earn dividend equivalents on an equal basis with Common Shares. Registrant determined that the effect on 2004 and 2003 was immaterial. Basic EPS in 2006 and 2005 was computed, utilizing the “two-class” method, by dividing net income available for common shareholders by the weighted-average number of Common Shares outstanding. Net income available for common shareholders excluding earnings available and allocated to participating securities, was $22,623,000 and $26,468,000 for the years ended December 31, 2006 and 2005, respectively.

	GSWC
(in thousands)	2006(2)	2005	2004	2003	2002
Income Statement Information
Total Operating Revenues	$244,425	$225,872	$220,769	$205,600	$202,747
Total Operating Expenses	189,123	163,230	167,164	166,415	151,059
Operating Income	55,302	62,642	53,605	39,185	51,688
Interest Expense	19,186	13,288	17,168	17,060	16,636
Interest Income	2,670	1,047	30	9	28
Net Income	$23,258	$27,828	$20,911	$13,885	$21,220
Balance Sheet Information
Total Assets	$867,661	$807,249	$756,276	$705,563	$649,018
Common Shareholder’s Equity	266,965	255,518	243,848	206,047	207,562
Long-Term Debt	261,248	261,540	221,697	221,996	222,725

(2)            Effective December 31, 2006, Registrant adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  Because pensions and other postretirement costs have historically been recovered through rates, upon implementing SFAS No. 158, a regulatory asset has been recorded for the costs that would otherwise be charged to common shareholder’s equity in accordance with SFAS No. 158.  At December 31, 2006, $22.8 million has been recorded as a regulatory asset related to pension and other postretirement costs, with a corresponding increase to pension and postretirement liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless specifically noted, the following discussion and analysis provides information on AWR’s consolidated operations and assets. For the years ended December 31, 2006, 2005 and 2004, there is generally no material difference between the consolidated operations and assets of AWR and the operations and assets of GSWC. However, where necessary, the following discussion and analysis includes references specifically to AWR’s other subsidiaries — CCWC and ASUS and its subsidiaries.

Overview

Registrant’s revenues, income, and cash flows are earned primarily through delivering potable water to homes and businesses. Rates charged to customers of GSWC and CCWC are determined by the CPUC and ACC, respectively. These rates are intended to allow recovery of operating costs and a fair rate of return on capital. Factors recently affecting our financial performance include the process and timing of setting rates charged to customers; our ability to recover, and the process for recovering, the costs of water and electricity in rates; weather; the impact on the cost of operations and expenditures of capital to improve and protect water quality; pressures on water supply caused by population growth, more stringent water quality standards, and watershed and aquifer pollution and contamination from external sources; capital expenditures needed to replace and upgrade water systems infrastructure; and increased costs and risks associated with litigation relating to water quality and water supply, including suits involved by Registrant to protect its water supply.

For 2006, net income was $23.1 million compared to $26.8 million in 2005, a decrease of 13.8%. Diluted earnings per share for 2006 were $1.33 compared to $1.57 in 2005, a decrease of 15.3%.   Two principal factors contributed to the decrease in net income: first, there was the favorable CPUC decision on July 21, 2005 regarding the Aerojet matter which added about $4.3 million to net income in July 2005 or approximately $0.25 per share with no similar gain in 2006; and second, due to decreasing energy prices, the pretax unrealized loss on purchased power contracts of $7.1 million decreased net income by $0.24 per share during 2006 in contrast to a pretax unrealized gain of $5.4 million which increased net income by $0.19 per share for the same period of 2005.  Offsetting these 2006 decreases was another favorable decision issued by the CPUC in April 2006 regarding GSWC’s water rights lease revenues received from the City of Folsom which increased net income by $3.5 million or approximately $0.12 per share, and increased water rates approved by the CPUC and ACC, which contributed approximately $11.1 million to revenues or $0.38 per share.  Higher operating expenses in 2006 also impacted earnings as described herein.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive fair returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund Registrant’s needs for capital expenditures, dividends, investments in the contract business and other cash needs. Registrant expects to fund these needs through a combination of debt and common share offerings throughout the next five years.

Consolidated Results of Operations - Years Ended December 31, 2006 and 2005 (dollars in thousands)

	Year	Year
	Ended	Ended	$	%
	12/31/2006	12/31/2005	CHANGE	CHANGE
OPERATING REVENUES
Water	$219,238	$205,506	$13,732	6.7%
Electric	29,268	27,224	2,044	7.5%
Other	20,123	5,398	14,725	272.8%
Total operating revenues	268,629	238,128	30,501	12.8%

OPERATING EXPENSES
Water purchased	44,641	46,326	(1,685)	-3.6%
Power purchased for pumping	10,007	8,488	1,519	17.9%
Groundwater production assessment	9,033	8,318	715	8.6%
Power purchased for resale	14,383	13,238	1,145	8.6%
Unrealized loss (gain) on purchased power contracts	7,071	(5,445)	12,516	-229.9%
Supply cost balancing accounts	(1,835)	(4,425)	2,590	-58.5%
Other operating expenses	24,134	21,202	2,932	13.8%
Administrative and general expenses	47,110	45,255	1,855	4.1%
Depreciation and amortization	26,272	21,962	4,310	19.6%
Maintenance	12,254	10,727	1,527	14.2%
Property and other taxes	10,187	9,412	775	8.2%
Construction expenses	9,024	1,770	7,254	409.8%
Net gain on sale of property	(258)	—	(258)	-100.0%
Gain on settlement for removal of wells	—	(760)	760	100.0%
Total operating expenses	212,023	176,068	35,955	20.4%

OPERATING INCOME	56,606	62,060	(5,454)	-8.8%

OTHER INCOME AND EXPENSES
Interest expense	(21,121)	(14,657)	(6,464)	-44.1%
Interest income	2,818	1,103	1,715	155.5%
Other	459	—	459	100.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	38,762	48,506	(9,744)	-20.1%

Income tax expense	15,681	21,740	(6,059)	-27.9%

NET INCOME	$23,081	$26,766	$(3,685)	-13.8%

Net income decreased by 13.8% for the year ended December 31, 2006, to $23.1 million, which is equivalent to $1.34 and $1.33 per common share on a basic and fully diluted basis, respectively, compared to $26.8 million or $1.58 and $1.57 per share on a basic and fully diluted basis, respectively, for the year ended December 31, 2005. Impacting the comparability in the results of the two periods are the following significant items:

•                    A favorable decision issued by the CPUC on July 21, 2005 regarding the Aerojet memorandum account which added about $4.3 million to net income in July 2005 or approximately $0.25 per share. GSWC was authorized to collect the balance of the Aerojet litigation memorandum account of approximately $21.3 million, through a rate surcharge, which will continue for no longer than 20 years.  As a result of this decision, in July 2005 GSWC recorded an increase of approximately $6.2 million to the Aerojet regulatory asset to include previously expensed carrying and other costs, and recorded a corresponding pre-tax gain.  In addition, GSWC was ordered to restore to the appropriate plant accounts, those amounts that have been reimbursed by Aerojet pursuant to the settlement. This resulted in GSWC recording an approximate $1.0 million decrease to depreciation expense during the third quarter of 2005.  There were no similar entries during the year ended December 31, 2006.  The following is a summary of the impact on the results of operations for the year ended December 31, 2005 resulting from this decision:

Amount
Operating Expenses	Increase / (Decrease)
Power purchased for resale	($31,230)
Other operating expenses	(459,415)
Administrative and general expenses	(16,963)
Depreciation and amortization	(992,232)
Total pre-tax impact to operating expenses	(1,499,840)

Interest
Interest expense	(5,084,551)
Interest income	(607,083)
Total net interest charges	(5,691,634)

Total pre-tax impact to results of operations	$7,191,474
Impact to taxes on income	2,930,238
Total impact to net income	$4,261,236

Impact to Basic Earnings per Share	$0.25
Impact to Diluted Earnings per Share	$0.25

•                   There was an unrealized loss on purchased power contracts in 2006 due to decreasing energy prices versus an unrealized gain on purchased power contracts in 2005. The cumulative unrealized loss on purchased power contracts decreased pretax income by approximately $7.1 million, or $0.24 per share, for the year ended December 31, 2006, as compared to a cumulative unrealized gain on purchased power contracts that increased pretax income by $5.4 million, or $0.19 per share increase to income, for the same period in 2005.

Eliminating the effects of the two items discussed above, basic and diluted earnings per share for 2006 would have increased by $0.44 per share as compared to 2005, resulting primarily from the followings:

•                   A decision issued by the CPUC on April 13, 2006 regarding the treatment of GSWC’s water rights lease revenues added about $3.5 million to pretax income for the year ended December 31, 2006 or approximately $0.12 per share. In this decision, the CPUC authorized GSWC to reinvest all lease revenues since January 2004, inclusive of the balances in the regulatory liability accounts established by GSWC for this matter, in water system infrastructure. These investments will be included in the rate base upon which GSWC earns a rate of return. In accordance with California law, GSWC will have 8 years in which to reinvest the proceeds. As a result, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into other operating revenues. GSWC also recorded pretax income of $1.2 million reflecting water rights lease revenues for the year ended December 31, 2006.

•                   Water rate increases contributed approximately $11.1 million to revenues, or $0.38 per share for the year ended December 31, 2006. This was partially offset by higher expenses as described below.

•                    An increase in ASUS’s pretax operating income of $2.8 million, or $0.10 per share, as compared to the same period of 2005 by operating and maintaining the water and wastewater systems for the U.S. Government. The increases included revenue recognized for certain special projects and reimbursement of various operating costs incurred during the period of transition of the operation and maintenance of the water and wastewater systems at military bases in Maryland and Virginia formerly owned and operated by the U.S. Government.

•                    A $2.3 million increase in other interest income, excluding the impact of the Aerojet decision in July 2005 mentioned above, or $0.08 per share, resulting from interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC and interest income related to a $3.0 million Internal Revenue Service refund received in May 2006.

•                   A lower effective tax rate increased earnings by $0.10 per share resulting primarily from: (i) a $400,000 tax benefit relating to a $3.0 million IRS refund received in May 2006; and (ii) differences between book and taxable income, which are treated as flow-through adjustments in accordance with regulatory requirements.

•                    Higher operating expenses as described below.

Operating Revenues

For the year ended December 31, 2006, revenues from water operations increased by 6.7% to $219.2 million, compared to $205.5 million for the year ended December 31, 2005. Higher water revenues reflect rate increases since 2005 covering almost all water customers, which contributed $11.1 million in increased revenues. In addition, an increase of about 2.3% in billed water consumption resulting from changes in weather conditions between the two periods, also increased revenues by approximately $2.6 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

For the year ended December 31, 2006, revenues from electric operations increased by 7.5% to $29.3 million compared to $27.2 million for the year ended December 31, 2005. The increase reflects primarily a 7.0% increase in kilowatt-hour (“KWh”) usage, due to changes in weather conditions which caused the usage of snow-making machines to increase in 2006. The cooler 2006 winter weather as compared to the same period last year allowed the ski resorts (industrial customers) to remain open well into May, operating their lifts and some snow-making in the evening hours. New rates authorized by the CPUC for the investment in a 8.4 megawatt (“MW”) natural gas-fueled generation facility also contributed to the increase. The new rates went into effect on April 15, 2005 and have generated approximately $2.7 million in additional annual revenues, subject to refund pending the CPUC’s final cost review. The new Bear Valley Electric rates have been recognized in 2006 and 2005 revenues and management believes it is probable that the final CPUC cost review will not result in refunds to the customer.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona in order to recover operating expenses and provide for a fair return on invested and borrowed capital used to fund utility plant. Without adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

For the year ended December 31, 2006, other operating revenues increased by 272.8% to $20.1million compared to $5.4 million for the year ended December 31, 2005 due primarily to an increase at ASUS of $8.4 million related to construction revenues with the U.S. Government based on the percentage-of completion for the construction of certain improvements, renewal and replacements to the existing water and wastewater infrastructures at Fort Bliss and at the new military bases located in Virginia and Maryland pursuant to new military contracts entered into in early 2006.  Certain of the construction projects in 2006 were firm fixed price contracts and supplemental to ASUS’s 50-year contracts with the U.S. Government. There were also additional revenues totaling $3.2 million generated from operating and maintaining the water and wastewater systems under the new military contracts in Virginia and Maryland.  Furthermore, there was an increase of $3.5 million at GSWC due to a decision issued by the CPUC on April 13, 2006 enabling GSWC to record $3.5 million, or 100%, of water rights lease revenues from the City of Folsom from January 2004 to December 2006. Prior to this decision, the apportionment of any lease revenues that GSWC collected in 2004 and 2005, totaling $2.3 million, had been included in a regulatory liability account and no amounts were recognized as revenues until regulatory uncertainties about this matter were resolved. Registrant also recorded additional revenue of $1.2 million, reflecting the 2006 annual water rights lease revenues.

Operating Expenses

For the year ended December 31, 2006, purchased water costs decreased by 3.6% to $44.6 million compared to $46.3 million for the year ended December 31, 2005. The decrease is due primarily to a change in the supply mix caused by less purchased water needed to replace groundwater supply lost in 2005 due to wells being removed from service. The wells were removed from service in 2005 as a result of water quality issues and mechanical problems, particularly in GSWC’s Foothill district. The cost of purchased water in this district decreased by approximately $2.1 million as a result of the wells being returned to operation in 2006. This decrease was partially offset by an increase in customer demand resulting from higher consumption and increased water rates by imported water suppliers.   For the year ended December 31, 2006, 44% of Registrant’s supply mix was purchased water as compared to 47% purchased water for the year ended December 31, 2005.

For the year ended December 31, 2006, the cost of power purchased for pumping increased by 17.9% to $10.0 million compared to $8.5 million for the year ended December 31, 2005 due to an increase in KWh usage by Registrant caused by higher customer water demand and an increase in pumping volume due to the supply mix change discussed above.

For the year ended December 31, 2006, groundwater production assessments increased by 8.6% to $9.0 million as compared to $8.3 million for the year ended December 31, 2005 due to increases in well production to meet higher customer demand. There were also increases in assessment rates levied against groundwater production, effective July 2005 and 2006. Average pump tax rates increased in Regions II and III in July 2006 by approximately 2% and 4%, respectively, and 5% and 11% in July 2005, respectively.

Registrant has established supply cost memorandum accounts for increases in costs due to changes in rates by suppliers providing our purchased water, purchased power and groundwater related pump taxes for our water service areas in California.  Registrant believes that these higher costs will be recovered through water rates. However, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively.

For the year ended December 31, 2006, cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division increased by 8.6% to $14.4 million compared to $13.2 million for the year ended December 31, 2005, primarily reflecting higher customer demand during the year ended December 31, 2006.  In addition, in November of 2004 the Federal Energy Regulatory Commission (“FERC”) ordered Mirant Americas Energy Marketing (“Mirant Marketing”) to reimburse $247,000 of the amount GSWC had refunded to Mirant Marketing in previous years. GSWC received and recorded the reimbursement of $247,000, plus interest, from Mirant Marketing in May of 2005. GSWC recorded the Mirant Marketing reimbursement in its supply cost balancing account which also resulted in no net impact on earnings in 2005.

Unrealized loss (gain) on purchased power contracts represents losses and gains recorded for GSWC’s purchased power agreements with Pinnacle West Capital Corporation (“PWCC”), which qualified as derivative instruments. The $7.1 million pretax unrealized loss on purchased power contracts for the year ended December 31, 2006 is due to a decrease in the current forward market prices since December 31, 2005. There was a $5.4 million pretax unrealized gain on purchased power contracts for the year ended December 31, 2005. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008. As a result, GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized loss of $3.7 million as of December 31, 2006.  Gains or losses on these contracts will be recognized upon termination of the contracts.

For the year ended December 31, 2006, the provision for supply cost balancing accounts increased by $2.6 million as compared to the year ended December 31, 2005.  The increase was primarily due to the approval by the CPUC and recording in June and October 2005 of $4.3 million under-collections related to Region III’s 2001-2004 supply cost memorandum accounts, which reduced the 2005 expense. We began recording under- and over- collections on a monthly basis for 2006 pursuant to a CPUC decision issued in 2006.  This increase as compared to 2005 was partially offset by a $1.0 million net decrease in the provision for water supply cost balancing accounts due to an increase in under-collections in 2006. There was also a net decrease of $651,000 in the 2006 electric supply cost balancing account due to an increase in net under-collections of $404,000 for 2006, and a refund payment of $247,000 received in 2005 from Mirant Marketing for purchased energy cost.

For the year ended December 31, 2006, other operating expenses increased by 13.8% to $24.1 million compared to $21.2 million for the year ended December 31, 2005 due primarily to higher operating expenses of $1.7 million at ODUS and TUS due to the commencement of operation of the water and wastewater systems at military bases in Maryland and Virginia in early 2006. These increases were partially offset by a decrease in other operating expenses at FBWS of $463,000 due primarily to an increase in reimbursements from the U.S. Government and contractors, for operating expenses incurred at Fort Bliss.  There was also a net increase of $1.7 million at GSWC primarily due to: (i) a $459,000 downward adjustment in July of 2005 reflecting the approval from the CPUC of previously incurred operating expenses in the Aerojet matter, previously discussed, (ii) higher chemicals and water treatment costs of $445,000, (iii) an increase of $289,000 in bad debt expense relating to miscellaneous accounts receivable balances, and (iv) approximately $468,000 of higher other operating material and service expenses.

For the year ended December 31, 2006, administrative and general expenses increased by 4.1% to $47.1 million compared to $45.3 million for the year ended December 31, 2005 caused primarily by higher administrative and general expenses of $541,000 at ODUS and TUS due to the commencement of operation of the water and wastewater systems at military bases in Maryland and Virginia in early 2006.  This increase at ODUS and TUS is net of the recovery of transition period operating expenses of about $672,000 at these military bases.  Other changes at ASUS include a decrease of $738,000 due to: (i) an increase of $253,000 in reimbursements by the U.S. Government of indirect costs incurred by FBWS, and (ii) lower outside services and other expenses at ASUS totaling $485,000. Administrative and general expenses also increased by $2.1 million at GSWC primarily due to increases in: (i) pensions and benefits of $211,000 caused by actuarial assumption changes in the mortality tables, (ii) stock-based compensation expense of $511,000 due to the adoption of SFAS No. 123(R) effective January 1, 2006, (iii) labor cost increases of $924,000 due to higher wages, and (iv) various other benefits, office, supplies, maintenance and rent expenses of $461,000.

For the year ended December 31, 2006, depreciation and amortization expense increased by 19.6% to $26.3 million compared to $22.0 million for the year ended December 31, 2005 reflecting, among other things, the effects of closing approximately $100 million of additions to utility plant during 2005, depreciation on which began in January 2006.  In addition, there was a decrease in depreciation expense in 2005 resulting from the favorable CPUC decision on the Aerojet matter, discussed previously, which ordered GSWC to restore approximately $1.0 million to the appropriate plant accounts and decrease depreciation expense in July of 2005.  There was no such adjustment in 2006.  Finally, there was an increase in CCWC’s depreciation expense of $501,000 as a result of new rates approved by the ACC that went into effect October 1, 2005.  Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

For the year ended December 31, 2006, maintenance expense increased by 14.2% to $12.3 million compared to $10.7 million for the year ended December 31, 2005 due principally to an increase in required maintenance on GSWC’s wells and water supply sources in all Regions. There were also increases in well treatment and emergency repair costs.  Furthermore, there was an increase in maintenance expense of: (i) $331,000 at GSWC’s electric division due to the new 8.4 MW natural gas-fueled generation facility, and (ii) $210,000 at ODUS and TUS due to the commencement of the operations of the water and wastewater systems pursuant to new military contracts in Maryland and Virginia.

For the year ended December 31, 2006, property and other taxes increased by 8.2% to $10.2 million compared to $9.4 million for the year ended December 31, 2005 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

For the year ended December 31, 2006, ASUS construction expenses increased to $9.0 million compared to $1.8 million for the year ended December 31, 2005 reflecting the costs incurred for the construction of various improvements, renewals and replacements to the existing water and wastewater infrastructures at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to new military contracts entered into in early 2006.  The increase resulted from amendments to the original 50-year contracts with the U.S. Government which required the construction of additional improvements at the various military bases.

For the year ended December 31, 2006, Registrant recorded a net pretax gain of $258,000 on the sale of non-utility property.  There was no similar gain in the same period of 2005.

For the year ended December 31, 2005, Registrant also recorded a net pre-tax gain of $760,000 on a settlement reached with the Fountain Hills Sanitary District (“FHSD”) in February 2005 for the capping of two CCWC wells in order to facilitate FHSD’s ability to secure certain permits. Pursuant to the settlement agreement, CCWC agreed to permanently remove from service and cap one of its wells, and cap another well which had never been used as a potable source of supply. There was no similar gain in the same period of 2006.

Interest Expense

For the year ended December 31, 2006, interest expense increased $6.5 million as compared to the same period in 2005 reflecting primarily the approval from the CPUC in 2005 for the recovery of previously incurred and expensed interest costs totaling $5.1 million in the Aerojet memorandum account, discussed previously.  In addition, the increase also reflects increases in long-term debt interest expense of $1.8 million primarily due to the placement of $40.0 million of notes in October 2005 coupled with increases in short-term bank loan interest rates. Partially offsetting this increase was a decrease in short-term cash borrowings. Average bank loan balances outstanding under an AWR credit facility for the year ended December 31, 2006 were approximately $28 million, as compared to an average of $43 million during the same period of 2005.

Interest Income

For the year ended December 31, 2006, interest income increased by 155.5% to $2.8 million compared to $1.1 million for the year ended December 31, 2005 due primarily to: (i) interest of $1.4 million accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC; (ii) interest income of $381,000 related to a $3.0 million Internal Revenue Service (“IRS”) refund received in May 2006, and (iii) interest earned on short-term cash surplus. These 2006 increases were partially offset by the recognition in July 2005 of approximately $607,000 in interest income earned on the $8.0 million Aerojet long-term note receivable.  The recording of the interest income had been deferred pending the final CPUC decision on the Aerojet matter.  Registrant has since been recording the interest income on the $8.0 million Aerojet long-term note receivable on a monthly basis.

Other

For the year ended December 31, 2006, Registrant recorded other income of $459,000 as a result of its ownership interest in a non-operating equity investment.

Income Tax Expense

For the year ended December 31, 2006, income tax expense decreased by 27.9% to $15.7 million compared to $21.7 million for the year ended December 31, 2005 due, in part, to a decrease in pretax income of 20.1%.  In addition, the decrease was as a result of flow-through adjustments and a refund claim, as discussed further, below. The effective tax rate (“ETR”) for the year ended December 31, 2006 decreased by approximately 4.3 percentage points to 40.5% as compared to a 44.8% ETR applicable to the year ended December 31, 2005. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. During the second quarter of 2005, the recognition of the federal effect of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the effect to the subsequent tax year. This reduced income tax expense by $210,000 for the year ended December 31, 2006. During the third quarter of 2005, AWR filed an amended tax return for 2001 with the IRS which was subject to IRS and Congressional Joint Committee of Taxation (“JCT”) review. During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest. Consequently, in the second quarter of 2006, AWR recorded a tax benefit of $400,000, of which $351,000 was attributable to GSWC. The effect of the difference between the cash received and this tax benefit is reflected between the current and deferred tax provisions, which did not impact net tax expense.  The refund-claim benefit contributed to 1.0 of the 4.3 percentage point ETR reduction referred to, above.

Consolidated Results of Operations - Years Ended December 31, 2005 and 2004 (dollars in thousands)

	Year	Year
	Ended	Ended	$	%
	12/31/2005	12/31/2004	CHANGE	CHANGE
OPERATING REVENUES
Water	$205,506	$200,635	$4,871	2.4%
Electric	27,224	25,594	1,630	6.4%
Other	5,398	2,861	2,537	88.7%
Total operating revenues	238,128	229,090	9,038	3.9%

OPERATING EXPENSES
Water purchased	46,326	46,110	216	0.5%
Power purchased for pumping	8,488	8,982	(494)	-5.5%
Groundwater production assessment	8,318	7,266	1,052	14.5%
Power purchased for resale	13,238	14,552	(1,314)	-9.0%
Unrealized (gain) loss on purchased power contracts	(5,445)	136	(5,581)	-4103.7%
Supply cost balancing accounts	(4,425)	4,188	(8,613)	-205.7%
Other operating expenses	21,202	20,111	1,091	5.4%
Administrative and general expenses	45,255	42,903	2,352	5.5%
Depreciation and amortization	21,962	20,951	1,011	4.8%
Maintenance	10,727	10,633	94	0.9%
Property and other taxes	9,412	8,876	536	6.0%
Construction expenses	1,770	-	1,770	100.0%
Gain on sale of water rights	-	(5,675)	5,675	100.0%
Gain on settlement for removal of wells	(760)	-	(760)	-100.0%
Total operating expenses	176,068	179,033	(2,965)	-1.7%

OPERATING INCOME.	62,060	50,057	12,003	24.0%

OTHER INCOME AND EXPENSES
Interest expense	(14,657)	(18,095)	3,438	19.0%
Interest income	1,103	44	1,059	2406.8%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	48,506	32,006	16,500	51.6%

Income tax expense. .	21,740	13,465	8,275	61.5%

NET INCOME	$26,766	$18,541	$8,225	44.4%

Net income for the year ended December 31, 2005 increased 44.4% to $26.8 million, equivalent to $1.58 and $1.57 per common share, respectively, on a basic and fully diluted basis, compared to $18.5 million or $1.19 and $1.18 per share, respectively, for the year ended December 31, 2004. Impacting the comparability in the results of the two periods are the following significant items:

•                   As discussed in the 2006 results, the 2005 recorded results reflects a favorable decision issued by the CPUC on July 21, 2005 regarding the Aerojet matter which added about $4.3 million to net income in July of 2005 or approximately $0.25 per share.  The impact to pretax income resulted in reduced interest charges, depreciation expense and other operating expenses as discussed below.

•              A significant increase in the unrealized gain on purchased power contracts due to increasing energy prices. This unrealized gain added approximately $5.4 million to pretax income, or $0.19 per share, to the year ended December 31, 2005, as compared to the unrealized loss of $136,000, or less than $0.01 per share, for the same period of 2004.

•              A significant decrease in the supply cost balancing account. During the year ended December 31, 2005, a reduction to the supply cost balancing account provision of approximately $4.3 million was recorded pursuant to the approval by the CPUC in 2005, of which $1.3 million was for the increased supply costs incurred by GSWC’s Region III in 2004 and $3.0 million was for years 2001 to 2003. Furthermore, a cumulative $2.7 million over-collection in supply costs was recorded in May 2004 covering years 2001 to 2003 as a result of the advice letter filings pursuant to a new procedure set up by the CPUC. This overall net reduction to the provision added about $0.29 per share in 2005.

•              Water rate increases contributed approximately $8.8 million to revenues, $0.21 per share in 2005.

The increases above were offset by the following:

•              A 4% decrease in billed water consumption due to near record rainfall in Southern California in 2005. The decrease in consumption negatively impacted earnings in 2005 by approximately $0.12 per share.

•              A favorable decision issued by the CPUC in 2004 that resulted in a $5.7 million pretax gain on the sale of water rights during the second quarter of 2004 offset by an impairment loss of $482,000 associated with related assets removed from rate base pursuant to this decision. This $5.2 million net gain added approximately $0.20 per share to the year ended December 31, 2004. There was no such gain in 2005.

•              A higher effective tax rate reduced earnings by $0.08 per share resulting from differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

•              Increases in various administrative and general expenses and other operating expenses, as discussed below.

Operating Revenues

For the year ended December 31, 2005, revenues from water operations increased by $4.9 million or 2.4% compared to the year ended December 31, 2004. Water revenues reflect rate increases in 2004 and 2005 covering almost all of GSWC’s water customers which contributed $8.8 million in increased revenues and an increase in CCWC’s rates effective October 1, 2005 which contributed approximately $275,000 in increased revenues, offset by a decrease of 4% in billed water consumption due to near record rainfall in Southern California in 2005. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.  The number of water customers remained relatively flat between the two years.

For the year ended December 31, 2005, revenues from electric operations increased by 6.4% to $27.2 million compared to $25.6 million for the year ended December 31, 2004. The increase reflects a rate increase related to the commencement of operations of an 8.4 MW natural gas-fueled generation facility.  The new rates went into effect on April 15, 2005.  The rate increase for this facility is expected to generate approximately $2.7 million in additional annual revenues and is subject to refund pending CPUC’s final cost review.  The new rates have been recognized in revenues as management believes it is probable that the final CPUC cost review will not result in refunds to the customer.   The increase was offset by a 2% decrease in KWh consumption.  In the beginning of 2005 (January - February), the ski resorts did not use as much power for snowmaking due to sufficient snowfall.  At the beginning of the 2005 winter season (October — December), the temperatures were too warm for snowmaking.  The lack of snowmaking combined with the decrease in visitors to the area in the later part of 2005 due to the lack of snow resulted in the 2% decrease in kilowatt-hour consumption.

For the year ended December 31, 2005, other operating revenues increased by 88.7% to $5.4 million compared to $2.9 million for the year ended December 31, 2004 due primarily to approximately $1.8 million of additional revenues associated with the operation and maintenance of the water and wastewater systems at Fort Bliss, located near El Paso, Texas that commenced on October 1, 2004.  There was also $1.8 million of construction revenues with the U.S. Government recorded in 2005 based on the percentage-of-completion for the construction of certain improvements to the existing water and wastewater systems at Fort Bliss.  These improvements were done under a $4.2 million firm fixed price contract and were supplemental to the 50-year contract with the U.S. Government to manage the entire water and wastewater systems at Fort Bliss.  The project was approximately 40% complete as of December 31, 2005.  These increases were offset by a $1.0 million reduction recorded in September 2004 of GSWC’s estimate of customer refunds associated with lease revenues from the City of Folsom.

Operating Expenses

For the year ended December 31, 2005 and 2004, 47% and 46%, respectively, of the Company’s supply mix was purchased water. Purchased water costs increased slightly by 0.5% to $46.3 million compared to $46.1 million for the year ended December 31, 2004 due primarily to increases in supplier rates offset by a decline in customer demand resulting from lower consumption.

For the year ended December 31, 2005, the cost of power purchased for pumping decreased by 5.5% to $8.5 million compared to $9.0 million for the year ended December 31, 2004 due primarily to a decrease in kilowatt hour usage caused by lower customer demand.

For the year ended December 31, 2005, groundwater production assessments increased by 14.5% as compared to the year ended December 31, 2004 due primarily to increases in assessment rates levied against groundwater production in Regions II and III, effective July 2004 and 2005. Average pump tax rates increased in Regions II and III in July 2004 by approximately 12%, and further increased by 5% and 11%, respectively, in July 2005. In addition, GSWC received $740,000 for leasing temporary surplus water rights during the year ended December 31, 2004 which was recorded as a reduction to groundwater production assessments as compared to $221,000 received for the year ended December 31, 2005. These increases were partially offset by a decrease in well production due to a decline in customer demand.

For the year ended December 31, 2005, cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division decreased by 9.0% to $13.2 million compared to $14.6 million for the year ended December 31, 2004. The decrease was due primarily to two related events with Mirant Marketing. The first event was the recording of additional one time costs for the year ended December 31, 2004 that did not recur in 2005.  The additional one time costs recorded in 2004 was due to a refund to Mirant Marketing of $644,000 ordered by the Federal Energy Regulatory Commission (“FERC”) in March of 2004 for the one-time sale of excess energy in the spot market. While this increased the cost of power purchased for resale, GSWC also booked the refund payment to Mirant Marketing in its supply cost balancing account; therefore, there was no net impact on earnings in 2004. The second event was the result of a FERC order in November of 2004 in which FERC ordered Mirant Marketing to reimburse $247,000 of the amount GSWC had refunded to Mirant Marketing. GSWC received the reimbursement of $247,000, plus interest, from Mirant Marketing in May of 2005. GSWC recorded the Mirant Marketing reimbursement in its supply cost balancing account which also resulted in no net impact on earnings in 2005.  In addition, there was a decrease of $224,000 which was caused by increases in GSWC’s sales of surplus energy into the spot market in 2005, compared to net sales of surplus in 2004.  Finally, there was a $157,000 decrease in fuel costs due to less frequent operation of the new generating plant in 2005 compared to 2004.  The new generating plant, which went into service during the fourth quarter of 2004, is only operated when it is believed to be economical.  It was operating more frequently in 2004 to acquire the air quality permit and to verify the warranty before its expiration in September of 2004.

Unrealized gain and loss on purchased power contracts represents gains and losses recorded for GSWC’s purchased power agreements with PWCC, which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $5,445,000 pretax unrealized gain on purchased power contracts for the year ended December 31, 2005 is due to an increase in the current forward market prices since December 31, 2004. As of December 31, 2005, GSWC has recorded a cumulative unrealized gain of $3.4 million on its balance sheet since the inception of these contracts.  Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates in 2008.

A decrease of $8.6 million during the year ended December 31, 2005 in the provision for supply cost balancing accounts as compared to the year ended December 31, 2004 primarily reflects: (i) the recording in 2004 of a net $1.8 million regulatory liability with a corresponding charge booked to the supply cost balancing account provision representing potential refund of supply costs from late 2001 to 2004, (ii) approval by the CPUC in June and October 2005 to recover an approximate $4.3 million under-collection in Region III’s 2001-2004 memorandum supply cost accounts, (iii) the recording of $3.1 million in net under-collections in all water regions for 2005’s memorandum supply cost accounts, (iv) a decrease in 2005 of $149,000 in amortization based on previously authorized surcharges to either collect or refund balances primarily related to pre-November 2001 water supply cost balancing accounts and the electric balancing account, and (v) a decrease of $195,000 in the electric supply cost amounts in excess of the $77 per MWh recovery cap authorized by the CPUC. These decreases were offset by the net refunds to Mirant Marketing previously discussed in cost of power purchased for resale in GSWC’s Bear Valley Electric service area.

For the year ended December 31, 2005, other operating expenses increased by 5.4% to $21.2 million compared to $20.1 million for the year ended December 31, 2004 due primarily to: (i) higher labor costs as a result of higher wages and employee headcount which increased by approximately $941,000 at GSWC, (ii) higher net operating expenses of $509,000 at ASUS due to the commencement of operations of the water and wastewater system at Fort Bliss; (iii) higher chemicals and water treatment costs of $383,000 at GSWC, and (iv) an impairment loss of $269,000 recorded in the fourth quarter of 2005 as a result of the final decision issued by the CPUC in Region III’s general rate case. These increases were offset by: (i) a one-time write-off related to an impairment loss of $482,000 that was recorded at the end of the second quarter of 2004 related to the Charnock Groundwater Basin assets being removed from rate-base pursuant to a CPUC order in 2004, and (ii) a $459,000 adjustment in the third quarter of 2005 reflecting the approval from the CPUC of recovery of previously incurred operating expenses in the Aerojet memorandum account.

For the year ended December 31, 2005, administrative and general expenses increased by 5.5% to $45.3 million compared to $42.9 million for the year ended December 31, 2004 due to: (i) an approximate $1.2 million increase in pensions and benefits due to changes in actuarial assumptions with respect to the discount rate and mortality tables used in calculating the expense, and increases of approximately $2.4 million in various other benefit costs due primarily to increases in medical and labor costs, and bonuses earned in 2005 of approximately $900,000 which were not earned in 2004, (ii) an approximate $439,000 increase in GSWC’s general office labor costs due to higher wages, and (iii) an approximate $364,000 increase at FBWS due to the commencement of operations of the water and wastewater system at Fort Bliss. These increases were partially offset by: (i) a $1.3 million decrease in outside services in connection with new business development and other matters, and (ii) a net decrease of approximately $756,000 in various other miscellaneous expenses.

For the year ended December 31, 2005, depreciation and amortization expense increased by 4.8% to $22.0 million compared to $21.0 million for the year ended December 31, 2004 reflecting, among other things, the effects of recording approximately $71 million in additions to utility plant during 2004, depreciation on which began in January 2005. This increase was offset by a decrease in depreciation expense resulting from the CPUC decision on the Aerojet matter, discussed previously, which ordered GSWC to restore approximately $1 million to the appropriate plant accounts and decrease depreciation expense.  Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

For the year ended December 31, 2005, maintenance expense increased slightly by 0.9% compared to the year ended December 31, 2004.  There was higher maintenance expense of $464,000 due principally to increases in scheduled maintenance and emergency repairs at GSWC’s Region III and an increase of $175,000 in maintenance expenses for FBWS due to the commencement of operations at Fort Bliss in October 2004. Each of the Military Utility Privatization Subsidiaries bears the risk of increases in maintenance and all other costs above those authorized in the contract for operation of the water and wastewater systems for the U.S. Army and Air Force, unless it is entitled to an equitable adjustment for such matters as an increase in labor rates, changes in circumstances or differing site conditions from those anticipated at the time of execution of the contract.   These increases were offset by decreases in maintenance expense at GSWC’s Regions I, II and Bear Valley Electric of $377,000 as well as decreases at CCWC of $258,000.

For the year ended December 31, 2005, property and other taxes increased by 6.0% to $9.4 million compared to $8.9 million for the year ended December 31, 2004 reflecting an increase of approximately $385,000 in additional property taxes resulting from higher assessed values, and increases in payroll taxes of approximately $113,000 based on increased labor costs.

For the year ended December 31, 2005, ASUS recorded construction expenses of $1.8 million reflecting the costs incurred based on the percentage-of-completion of certain capital improvements to the existing water and wastewater systems at Fort Bliss.  These improvements were done under a $4.2 million firm fixed price contract and were supplemental to the 50-year contract with the U.S. Government to manage the entire water and wastewater systems at Fort Bliss. The project was approximately 40% complete as of December 31, 2005.

For the year ended December 31, 2004, Registrant recorded a $5.7 million pretax gain on the sale of water rights reflecting a favorable CPUC decision in 2004. The $5.7 million represented settlement proceeds received in May 2004 from the City of Santa Monica relating to the sale and the assignment of rights regarding the Charnock Groundwater Basin.

For the year ended December 31, 2005, Registrant recorded a net pretax gain of $760,000 on a settlement reached with FHSD in February 2005 for the capping of two CCWC wells in order to facilitate FHSD’s ability to secure certain permits.  Pursuant to the settlement agreement, CCWC agreed to permanently remove from service and cap one of its wells, and cap another well which had never been used as a potable source of supply.

Interest Expense

For the year ended December 31, 2005, interest charges decreased by 19.0% to $14.7 million compared to $18.1 million for the year ended December 31, 2004 reflecting the approval from the CPUC of previously incurred and expensed carrying costs totaling $5.1 million in the Aerojet memorandum account, discussed previously. This was offset by increases in short-term borrowings and higher interest rates on short-term borrowings of $763,000, and increases in long-term debt interest expense of $652,000 due to $40,000,000 of additional private placement notes issued in October 2005.  In addition, during the first quarter of 2004 GSWC recorded the recovery of carrying costs of approximately $168,000 with respect to the costs incurred in connection with the CPUC’s investigation of water quality matters relating to public utilities regulated by the CPUC which was authorized by the CPUC in March 2004. There was no corresponding recovery in 2005.

Interest Income

For the year ended December 31, 2005, interest income increased to $1.1 million as compared to $44,000 for the year ended December 31, 2004 due primarily to the recognition in July 2005 of $607,000 in interest income earned on the $8.0 million Aerojet long-term note receivable.  The recording of the interest income had been deferred pending the final CPUC decision on the Aerojet matter.  Registrant has since been recording the interest income on the $8.0 million Aerojet long-term note receivable on a monthly basis. There was also an increase in interest earned on short-term cash surplus.

Income Tax Expense

For the year ended December 31, 2005, income tax expense increased by 61.5% to $21.7 million compared to $13.5 million for the year ended December 31, 2004 due, in part, to an increase in pretax operating income of 51.6%. In addition, the effective tax rate for the year ended December 31, 2005 increased to 44.8% as compared to a 42.1% effective tax rate applicable to the year ended December 31, 2004.  The variance between the effective tax rate and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.  During the year ended December 31, 2005, the recognition of the federal benefit of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the benefit to the subsequent tax year.  This resulted in additional income taxes of approximately $1.4 million.

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

Accounting for Rate Regulation — Because the Registrant operates extensively in a regulated business, it is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Application of SFAS No. 71 requires accounting for certain transactions in accordance with regulations defined by the respective regulatory commission of the state in which operations are conducted.  Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When either GSWC or CCWC file for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances could occur.   In the event that a portion of the Registrant’s operations is no longer subject to the provisions of SFAS No. 71, Registrant would be required to write-off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired.  If a regulatory commission determined that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant would be required to determine if it had suffered an asset impairment that would require a write-down in the assets’ valuation.  At December 31, 2006, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of approximately $84.5 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or the impact of regulatory approval of rates.

In addition, as permitted by the CPUC, GSWC maintains electric supply cost balancing accounts and water supply cost memorandum accounts to account for under-collections and over-collections of revenues designed to recover such costs. Costs are recorded as expenses and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. The amounts included in these accounts primarily relate to increases in amounts charged to GSWC for purchased water, purchased power, and pump taxes that are different from amounts incorporated into the rates approved by the CPUC.  GSWC accrues interest on its supply cost balancing and/or memorandum accounts at the prevailing rate for 90-day commercial paper.  The under-collections and over-collections are recorded as regulatory assets and liabilities in accordance with SFAS No. 71. Prior to 2006, the amounts requested in the under-collections account balances may not have been ultimately collected through rates, as amounts could have been disallowed during the review process or subject to an earnings test.  On April 13, 2006, the CPUC issued a decision to remove these requirements. Pursuant to this order, GSWC began recording under- and over- collections on a monthly basis thereafter.  Reviews by the CPUC will now occur at the time of the filing of a rate case.

Management continually evaluates the anticipated recovery of these under-collections and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset would be adjusted to reflect the change in our assessment or change as a result of regulatory approval.  Recent adjustments to the regulatory assets based on amounts approved by the CPUC have not been material.

Revenue Recognition — GSWC and CCWC record water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (service has been provided) but not billed by the end of each accounting period. The historical actual unbilled revenues are calculated, from each customer billing record that was billed after the end of the accounting period, based on the number of days that the service had been provided.  Unbilled revenues are recorded for both monthly and bi-monthly customers. The estimated unbilled revenues are based on our historical data and assumptions; our actual results could differ from these estimates which would result in operating revenues being adjusted in the period that the revisions to our estimates are determined.

Revenues from non-regulated operations and maintenance agreements are recognized when services have been rendered to companies, municipalities or the U.S. Government under such agreements. Revenues from long-term fixed-price construction contracts with the U.S. Government are recognized on the percentage-of-completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on contracts not yet completed.  The amount of revenue recognized is based on costs expended to date and is measured by the percentage of the actual asset built to date (usually measured in feet) to estimated total asset for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Contract costs include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and overhead costs. Administrative and general costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Income Taxes — Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of GSWC and CCWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant.

Impairment of Goodwill and Other Long-Lived Assets — In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Registrant reviews for impairment all long-lived assets, including goodwill which totals approximately $11.6 million as of December 31, 2006. We completed our impairment testing as of December 31, 2006 and determined that there was no impairment loss related to goodwill.  If changes in circumstances or events occur, or estimates and assumptions which were used in our impairment test change, we may be required to record an impairment charge for goodwill.   Periodically, we also review for possible impairment of our utility plant in service in accordance with SFAS No. 90, “Regulated Enterprises — Accounting for Abandonments and Disallowances of Plant Costs”.  During 2006 and 2005, approximately $317,000 and $269,000, respectively, was written-off due to disallowances by the regulator.  We determined that there are no other impairment losses for 2006. As noted earlier, we also review regulatory assets for the continued application of SFAS No. 71.

Derivative Instruments — GSWC is a party to various block-forward purchase power contracts. Certain of these contracts qualify as an exception provided under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts that do not qualify for the normal purchases and normal sales exception have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings. On a monthly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of the month. As these contracts are settled, the realized gains or losses will be recorded in power purchased for resale, and the unrealized loss will be reversed. As a result, GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized loss of $3.7 million as of December 31, 2006 since the inception of these contracts. This also resulted in a pretax unrealized loss of $7,071,000 and $136,000 for the years ended December 31, 2006 and 2004, respectively and a pretax unrealized gain of $5,445,000 for the year ended December 31, 2005.  The increases in the unrealized loss in 2006 resulted from decreases in energy prices.  The market prices for energy used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications.

Unrealized gains and losses will continue to affect earnings until the expiration of these contracts in 2008 based on changing energy prices and the impact of these unrealized gains and losses on earnings on a month-to-month basis may be material. For example, due to an increase in energy prices after December 31, 2006, the pretax unrealized loss on these contracts has changed from a cumulative unrealized loss of $3.7 million at December 31, 2006 to a cumulative unrealized loss of approximately $2.0 million at the end of February 2007, a positive impact of approximately $1.7 million on pre-tax earnings for the two months ended February 28, 2007. We anticipate that changes in energy prices will continue to have a volatile impact on earnings until the expiration of these contracts.

    Pension and Postretirement Medical Benefits - Registrant’s pension and postretirement medical benefit obligations and related costs are calculated using the actuarial concepts, within the framework of SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”, respectively.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. With assistance from our actuaries, we evaluate these critical assumptions annually. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension and postretirement expense. Our long-term expected return on plan assets was 7% in both 2006 and 2005, for both the pension and postretirement medical plans.

Pension Plan - For the pension plan obligation, Registrant increased the discount rate to 5.95% as of December 31, 2006 from 5.75% as of December 31, 2005 to reflect market interest rate conditions at our December 31, 2006 measurement date. At December 31, 2006, Registrant’s pension plan included an $86.1 million projected benefit obligation (“PBO”), $69.5 million in accumulated benefit obligation (“ABO”) and $64.2 million in plan assets.  A 25 basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2006 by approximately $420,000 or 7.1%, and would have increased the PBO and ABO at December 31, 2006 by $3.4 million, or approximately 3.9%.  A 25 basis point decrease in the long-term return on pension plan asset assumption would have increased 2006 pension cost by approximately $140,000.

Postretirement Plan - The discount rate for the postretirement medical benefit obligation was also increased to 5.80% as of December 31, 2006.  At December 31, 2006, Registrant’s postretirement medical benefit plan included an $11.8 million PBO and $5.4 million in plan assets.  Total expense for this plan was $1.2 million for 2006.  A 25 basis point decrease in the assumed discount rate would have increased the net periodic cost for 2006 by approximately $30,000 or 2.4%, and would increase the PBO and ABO at December 31, 2006 by approximately $320,000 or approximately 2.7%.  A 25 basis point decrease in the long-term return on postretirement plan asset assumption would have increased 2006 postretirement medical expense by approximately $10,000.  Furthermore, increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2006 by $1.0 million and annual service and interest costs by $95,000.  Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2006 by $907,000 and annual service and interest costs by $82,000.

Registrant adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” on December 31, 2006. As a result of adopting SFAS No. 158 on December 31, 2006, we recorded the underfunded status of our pension and other postretirement benefit plans on the balance sheet and recorded a regulatory asset for these costs that would otherwise be charged to common shareholders’ equity, as we anticipate recoverability of the costs through customer rates.   SFAS No. 158 did not currently change how net periodic costs for pensions and other postretirement benefits are accounted for in the statements of income. Prior to the adoption of SFAS No. 158 on December 31, 2006, our additional minimum liability was $303,744. The additional minimum liability was a result of the accumulated benefit obligation exceeding the fair value of plan assets. The decrease in the additional minimum liability from December 31, 2005 of $6,001,358 to December 31, 2006 of $303,744, prior to adoption of SFAS No. 158, resulted from the effect of an increased discount rate and an increase in pension plan assets during 2006 due to positive equity market performance and pension contributions. A portion of the December 31, 2005 and all of the December 31, 2006 additional minimum liability prior to adoption of SFAS No. 158, resulted in the establishment of a regulatory asset as we expect recovery of the future, increased pension expense through customer rates. The PBO of the pension and other postretirement plans exceeded the related fair value of plan assets at the December 31, 2006 measurement date by $28.3 million.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with our funding policy, during 2007 our minimum required pension contribution is expected to be approximately $4.4 million. The Pension Protection Act of 2006 was signed into law in August 2006. We are currently evaluating this legislation and the effect it will have on our future pension contributions and do not expect our estimate for the 2007 funding amount to change. However, future contributions may be impacted by the effect of the Pension Protection Act of 2006, though we expect future changes in the amount of contributions and expense recognized to be generally included in customer rates.

Liquidity and Capital Resources

AWR

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of the California tests, at December 31, 2006, approximately $105.5 million was available from the retained earnings of GSWC to pay dividends to AWR.  GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $213.0 million was available to pay dividends to AWR as of December 31, 2006. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than .6667 to 1.  Dividends in the amount of $17,200,000, $16,000,000 and $15,750,000 were paid to AWR by GSWC in 2006, 2005 and 2004, respectively

Net cash provided by operating activities was $51.6 million for the year ended December 31, 2006 as compared to $54.6 million for the year ended December 31, 2005.  The decrease of $3.0 million was primarily attributable to the timing of cash receipts and disbursements related to working capital items, in particular the decrease in cash flows from operating activities associated with income taxes receivable/payable of $8.3 million resulting from the receipt of a $3.0 million federal tax refund received in May 2006 as compared to a $5.0 million federal tax refund in April 2005 as well as differences in the timing of remitting taxes which resulted in additional taxes paid during the year ended December 31, 2006 as compared to same period in 2005.  The decrease was also attributed to approximately $4.5 million incurred in 2006 of costs and estimated earnings in excess of billings on uncompleted contracts at ASUS.  These decreases were offset by an increase in 2006 operating revenues mainly due to an increase in cash collected from GSWC’s customers due to increased rates.

Net cash used in investing activities, which consist primarily of capital expenditures, was $66.2 million for the year ended December 31, 2006 as compared to $71.2 million for the year ended December 31, 2005.  There were higher capital expenditures incurred during 2005 for upgrades to our water supply and distribution facilities.  Also, in 2006, the capital expenditures were offset by $391,000 proceeds received on the sale of non-utility assets.

Net cash provided by financing activities was $4.8 million for the year ended December 31, 2006 as compared to $25.3 million for the same period in 2005. The decrease in net cash provided by financing activities was primarily caused by the proceeds from the private placement of a $40 million senior note received in October 2005.  There were no proceeds received from the issuance of long-term debt in 2006.  There was also a decrease of $10.2 million in advances for and contributions in aid of construction primarily in GSWC’s Region I service territory.  In 2005, Region I had received and recorded approximately $5.9 million more from Aerojet to pay for certain transmission pipeline and upgrades to the Coloma Treatment Plant.  In 2006, these decreases were offset by:  (i) a $23.0 million net increase in notes payable to banks resulting from an increase of $5.0 million between 2006 and 2005, and a decrease of $18.0 million between 2005 and 2004, and (ii) a $5.4 million increase in proceeds from stock option exercises and the issuance of Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan. Cash flows from financing activities also increased by $1.2 million from the tax benefits associated with the exercise of stock options.

The Company has paid common dividends for 76 consecutive years.  On January 30, 2007, AWR declared a regular quarterly dividend of $0.235 per Common Share. The dividend, totaling approximately $4.0 million, was paid on March 1, 2007 to common shareholders of record at the close of business on February 9, 2007. In 2006, 2005 and 2004, AWR paid quarterly dividends to shareholders, totaling approximately $15.4 million or $0.910 per share, $15.1 million or $0.900 per share and $13.9 million or $0.888 per share, respectively. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. As of December 31, 2006, an aggregate of $32.0 million in cash borrowings were included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility. AWR also has a Registration Statement on file with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of December 31, 2006, $156.5 million was available for issuance under this Registration Statement.

Registrant anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and potential market interest rate increases. Registrant believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

In February 2007, Standard & Poor’s (“S&P”) revised AWR’s rating outlook from stable to positive and affirmed the A- rating.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

GSWC

Net cash provided by operating activities was $53.8 million for the year ended December 31, 2006 as compared to $52.1 million for the same period in 2005. The increase of $1.7 million in 2006 was mainly due to an increase in cash collected from GSWC’s customers due to increased rates, offset by differences in the timing of remitting taxes to AWR, and the timing of cash receipts and disbursements related to other working capital items.

Net cash used in investing activities decreased to $64.5 million for the year ended December 31, 2006 as compared to $65.2 million for the same period of 2005 due to higher capital expenditures during the third and fourth quarter of 2005 for upgrades to our water supply and distribution facilities. Also, in 2006, the capital expenditures were offset by $384,000 proceeds received on the sale of non-utility assets.

Net cash provided by financing activities was $3.2 million for the year ended December 31, 2006 as compared $19.1 million for the same period in 2005. The decrease reflects primarily the proceeds received from the private placement of $40 million notes in October 2005 and a $9.1 million decrease in the receipt of advances for and contributions in aid of construction primarily in Region I service territory, offset by a $32.9 million net increase in intercompany borrowings from AWR under its syndicated loan facility.  Cash flows from financing activities also increased by $1.2 million from the tax benefits associated with the exercise of stock options.

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

GSWC also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances to fund the majority of its construction expenditures. GSWC has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of December 31, 2006, $50 million remained for issuance under this Registration Statement.

On October 11, 2005, CoBank purchased a 5.87% Senior Note due December 20, 2028 in the aggregate principal amount of $40,000,000 from GSWC. The proceeds were used to pay down GSWC’s intercompany short-term borrowings.

In February 2005, Moody’s Investor Services (“Moody’s”) changed the rating outlook for $175 million of senior unsecured debt at GSWC from A2 negative to A2 stable.  Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). S&P changed its debt rating for GSWC from A- stable to A- positive in February 2007.  Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements.  Other items, such as certain purchase commitments and operating leases are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed.

In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual payments to service our debt are generally made from cash flow from operations.

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2006. All obligations and commitments are obligations and commitments of GSWC unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$173,100	$—	$—	$—	$173,100
Private Placement Notes (3)	68,000	—	—	—	68,000
Tax-Exempt Obligations (4)	18,819	87	174	215	18,343
Other Debt Instruments (5)	1,652	236	461	527	428
Total GSWC Long-Term Debt	261,571	323	635	742	259,871
Chaparral City Water Co. Debt (6)	6,865	280	610	675	5,300
Total AWR Long-Term Debt	$268,436	$603	$1,245	$1,417	$265,171

Interest on Long-Term Debt (7)	$407,745	$18,467	$36,948	$37,103	$315,227
Advances for Construction (8)	83,203	3,291	5,770	5,568	68,574
Purchased Power Contracts (9)	23,988	11,973	12,015	—	—
Capital Expenditure Commitments (10)	27,796	27,796	—	—	—
Water Purchase Agreements (11)	20,859	4,433	5,024	4,866	6,536
Operating Leases (12)	5,060	1,964	2,203	734	159
Employer Contributions (13)	17,804	5,209	12,595	—	—
Chaparral City Water Co. (14)	6,355	1,275	390	390	4,300
SUB-TOTAL	$861,246	$75,011	$76,190	$50,078	$659,967
Other Commitments (15)	37,176

TOTAL	$898,422

(1) Excludes dividends and facility fees.

(2) The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or cross default provisions.

(3) Private Placement Notes in the amount of $28 million were issued pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, a senior note in the amount of $40 million was issued in October 2005, to CoBank. Under the terms of the senior note, the Company may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of .6667 to 1 or a debt to EBITDA ratio of more than 8 to 1. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties.

(4) Consists of obligations under a loan agreement supporting $7.9 million in outstanding debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.9 million of obligations incurred by GSWC with respect to its 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. GSWC’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, GSWC has entered into agreements with various developers for 422 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of $1.0 million outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $0.4 million outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $0.2 million outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6) Consists of $6.9 million of outstanding obligations under a loan agreement supporting Industrial Development Revenue Bonds. The loan agreement contains provisions that establish a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times interest expense.

(7) Consists of expected interest expense payments assuming Registrant’s long-term debt remains outstanding until maturity.  Current interest rates were used to estimate expected interest expense payments on variable long-term debt.

(8)  Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable in equal annual installments over periods of time ranging from 10 to 40-year periods, or at rates ranging from 10% to 22% of the revenue received from the installation for which funds were advanced.

(9) Consists of the remaining balance of the purchased power contracts through December 2008.

(10) Consists of noncancelable commitments primarily for capital projects under signed contracts.

(11)  Water purchase agreements consist of (i) contracts with various governmental entities to purchase imported water for an aggregate remaining commitment of $15.4 million which expire on an agreement by agreement basis commencing in 2008 through 2012, (ii) a remaining amount of $2.8 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years), and (iii) an aggregate amount of $2.7 million of other water purchase commitments with other third parties. In some cases, the amount of the commitment is estimated based on current rates per acre-foot of water purchased.  These rates may be changed annually.

(12) Reflects Registrant’s future minimum payments under noncancelable operating leases.

(13)  Consists of Registrant’s expected contributions (all by employer) for its pension and postretirement plans in 2007, 2008 and 2009, as estimated by Registrant’s actuary. These amounts are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan). Registrant has included as an obligation the estimated minimum required contributions to its pension plan computed by its actuary. These amounts are subject to change based on the significant impact that returns on plan assets and changes in discount rates might have on such amounts.

(14) CCWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 6,978 acre-feet of water per year from CAP. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.3 million as of December 31, 2006.  Furthermore, CCWC has entered into a commitment with the District to purchase 1,931 acre-feet of water per year of additional water rights for an amount of $1.1 million estimated at December 31, 2006.  The price is subject to further adjustment and is expected to increase annually until a final written agreement is executed which is expected in 2007.

(15)  Other commitments consist of (i) an $85 million syndicated revolving credit facility, of which $32.0 million was outstanding as of December 31, 2006, (ii)  $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations), (iii) an irrevocable letter of credit in the amount of $700,000 that expires in October 2007 for the deductible in Registrant’s business automobile insurance policy, (iv) an irrevocable letter of credit in the amount of $580,000 that expires in October 2008 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power, and (v) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.

Under the terms of its power purchase contracts with PWCC, GSWC is required to post security, at the request of the seller, if GSWC is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. GSWC will be in default under the terms of these contracts if its debt is rated less than BBB- by S&P or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc. GSWC currently has a senior unsecured debt rating of A- with a recently upgraded positive outlook by S&P and A2 with a recent upgrade from negative to stable outlook by Moody’s. Fitch does not rate GSWC.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

On January 31, 2006, ASUS, entered into a water purchase agreement to acquire 5,000 acre-feet of water rights from Natomas for a base price of $2,500 per acre-foot of water payable in payments contingent on achievement of specific milestones and events over a 10-year period.  Because of the contingencies, this agreement has not been included in the table above.

Off-Balance Sheet Arrangements

As noted above, Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements.  Other items, such as certain purchase commitments and operating leases are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed.  Except for those disclosed above in the table, Registrant does not have any other off-balance sheet arrangements.

Effects of Inflation

As a regulated enterprise, our rates are established to provide recovery of costs and a fair return on our shareholders’ investment.  Recovery of the effects of inflation through higher water rates is dependent upon receiving adequate and timely rate increases.  However, authorized rates charged to customers are usually based on a forecast of expenses and capital costs for GSWC and on historical expenses and capital costs for CCWC.  Rates may lag increases in costs caused by inflation.  During periods of moderate to low inflation, as has been experienced for the past several years, the effects of inflation on our operating results have not been significant.  Furthermore, in California the CPUC allows the use of projections for a future test year in general rate cases.

Bear Valley Electric Service of GSWC

As of December 31, 2006, GSWC had accrued $19.9 million in under-collected power costs, partially incurred during the energy crisis in late 2000 and 2001 in connection with providing service to its Bear Valley Electric customers. GSWC is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year through August, 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual costs for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed, unless the CPUC approves adjustments.

Power Supply Arrangements at GSWC’s Bear Valley Electric Service Area

Most of the electric energy sold by GSWC to customers in its Bear Valley Electric customer service area is purchased from others.

During the California energy crisis, GSWC entered into a five-year and nine-month, block forward purchase contract with Mirant Marketing for 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006 to stabilize our purchased energy costs for the electric division. The contract with Mirant Marketing had physical delivery requirements and hence did not require derivative accounting treatment.  However, in an attempt to take advantage of the lower energy prices in 2002, GSWC entered into blended and extended purchase power contracts with PWCC, effective November 2002 and expiring on December 31, 2008.

GSWC previously filed a complaint with the FERC seeking to reduce the $95 rate in the Mirant Marketing contract to a just and reasonable price. The FERC denied GSWC’s complaint and GSWC appealed the denial. On December 19, 2006, the United States Court of Appeals for the Ninth Circuit issued an opinion granting the petition filed by GSWC for a review of the orders that the FERC issued.   The Court’s opinion remanded the case back to the FERC, finding that the FERC applied the wrong legal standard and ignored relevant factors in denying the Company’s complaint. The FERC can request a rehearing by the Court of Appeals.

Under the PWCC agreements, GSWC exchanged 15 MWs at $95 per MWh (per the Mirant Marketing contract) of electric energy with PWCC at $74.65 per MWh.  As a result, there was an upfront payment by PWCC to GSWC of $20.35 per MWh for 15 MWs over the period beginning November 1, 2002 through December 31, 2006, during which there was no physical delivery by PWCC to GSWC.  This upfront payment was recorded as a reduction of purchased power costs that are included in the electric supply cost balancing account.  Settlement of these contracts occurred on a net or cash basis through 2006 and by physical delivery through 2008. Upon the expiration of the Mirant contract at the end of 2006, GSWC will begin taking physical delivery under the PWCC purchase power contracts through 2008. Because the PWCC contracts required mostly the exchange of cash and no physical delivery, these contracts qualify as an embedded financing transaction with PWCC, which is subject to SFAS No. 133.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value.

The average minimum monthly load at Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, GSWC buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market as well. The average cost of power purchased, including the transactions in the spot market, was approximately $76.72 per MWh for the year ended December 31, 2006 as compared to $76.96 per MWh for the same period of 2005. GSWC’s average energy costs are impacted by pricing fluctuations on the spot market.

New Generation Facility

As a means of meeting the increasing demands for energy, GSWC has constructed a natural gas-fueled 8.4 MW generation facility.  The generator went on line during the third quarter of 2004. GSWC filed for increased rates in the third quarter of 2004. The new rates went into effect in April of 2005.

Construction Program

Our business requires significant annual capital expenditures. GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2006, GSWC has unconditional purchase obligations for capital projects of approximately $27.8 million. In addition, GSWC is expected to incur capital expenditures in 2007 of approximately $63 million primarily for upgrades to its water supply and distribution facilities.  During the years ended December 31, 2006, 2005 and 2004, GSWC spent $64.5 million, $65.2 million and $79.9 million, respectively, for these purposes.  A portion of these capital expenditures are funded by developers through either advances (which must be repaid) or contributions in aid of construction which are not required to be repaid.

CCWC is expected to incur capital expenditures in 2007 of approximately $2 million, compared to capital expenditures of $1.4 million, $3.9 million and $4.1 million spent in 2006, 2005 and 2004, respectively.

ASUS is expected to incur capital expenditures in 2007 of approximately $10.2 million, which will be funded by the U.S. Government.  In the event that ASUS needs to pre-fund capital projects for a long period of time, a financing cost is charged to the U.S. Government.  In 2007, it is expected that several capital projects at certain Military Utility Privatization Subsidiaries will exceed the funding by the U.S. Government for that year and will be paid by the U.S. Government over a period of years.  Finance charges will be charged to the U.S. Government for this lag in cash receipts.  In addition, FBWS anticipates receipt of approximately $19.8 million from the U.S. Government in 2007 for capital expenditures related to construction of certain wastewater-related facilities at Fort Bliss, Texas pursuant to a fixed-price contract entered into in the fourth quarter of 2006.   AWR has no material capital commitments.

Regulatory Matters

Rate Regulation

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

In 2004, the CPUC adopted a new rate case plan for water utilities including GSWC.  Under this new plan, GSWC must file a general rate case (“GRC”) application every three years according to the schedule in the plan. GSWC’s three operating regions are separate ratemaking areas and the new plan has a schedule for each region. GRC’s typically include a step increase for the second year and an attrition increase for the third year. Rates are based on a forecast of expenses and capital costs. GRC’s have a typical regulatory lag of one year.   In addition, rates may be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, and advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two to four month regulatory lag.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC and its affiliates. The ACC also regulates certain transactions between CCWC and its affiliates. FBWS, ODUS and TUS, all wholly-owned subsidiaries of ASUS, formed to operate and maintain the water and wastewater systems at various military bases, are regulated by the Texas Commission on Environmental Quality (“TCEQ”), the Virginia State Corporation Commission and the Maryland Public Service Commission, respectively. However, the amounts charged by the Military Utility Privatization Subsidiaries for water and wastewater services at U.S. military bases are based upon the terms of the respective 50-year contract between each of the Military Utility Privatization Subsidiaries and the U.S. Government. Under the terms of these agreements, the Military Utility Privatization Subsidiaries have agreed to own, operate and maintain the water and wastewater systems at various military bases for a monthly net fixed price for the operation and maintenance, and for renewals and replacements for a period of two years. Under the terms of the contracts, prices are required to be re-determined at the end of the initial two-year period of the contract and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.

Changes in Rates

The following table lists information on estimated annual rate changes for GSWC as approved by the CPUC during 2006, 2005 and 2004.

($ in 000’s)	Balancing	General
	Account	and Step	Advice
Year	Amortization	Increases	Letters	Total
2006	$(3,563)	$11,081	$1,218	$8,736
2005	(1,301)	7,515	1,840	7,645
2004	(423)	13,677	483	13,737

Recent Changes in Rates

In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses at the Corporate Headquarters. GSWC has settled many items with the Division of Ratepayer Advocates (“DRA”) at the CPUC.  If GSWC receives a favorable CPUC decision on the items that are still contested, we estimate that it will add annualized revenues of approximately $5.2 million.  If the CPUC’s decision favors DRA, it could result in an estimated $1.5 million reduction in annual revenues.  Due to delays on this application, the CPUC approved interim rates, subject to refund, totaling $1.2 million that became effective January 1, 2007.  The amount of increase or decrease ultimately decided on by the CPUC will be retroactive to January 1, 2007. A final decision on this application is expected in mid 2007.  Management is unable to predict the outcome of this rate case.

On January 12, 2006, the CPUC approved GSWC’s Region III rate case. The authorized rate increase for 2006 was made effective January 19, 2006 and provided GSWC additional annual revenue approximating $5.4 million in 2006 based on a return on equity of 9.8%. The CPUC also approved the second year increases for Region III in an estimated amount of approximately $2.3 million, effective January 1, 2007.

In October 2006, GSWC filed advice letters with the CPUC for the third year increases (the attrition increases) for Region I of approximately $0.6 million, which were approved and became effective on January 1, 2007.

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

On July 10, 2003, the CPUC approved the Certificate of Public Convenience and Necessity for construction of an 8.4 MW natural gas-fueled generation facility in the City of Big Bear Lake. The capital cost of the generating facility was approximately $13 million. GSWC filed for increased rates in the third quarter of 2004. This request was approved by the CPUC and the new rates became effective on April 15, 2005, which resulted in an annual revenue increase of approximately $2.7 million.  The rate increase for the generation facility is, however, subject to a final cost review by the CPUC.

The CPUC has approved GSWC’s advice letter requesting rate increases in Region I. The new rates were effective June 8, 2005 and generated annual revenues of approximately $2.3 million.

CCWC filed its rate case with the ACC in August 2004. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and generated additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues.

Pending Rate Changes in 2007

In January 2007, GSWC filed an application with the CPUC for rate increases in Region I. In the filing, GSWC requested rate increases which are expected to generate approximately $10.6 million in annual revenues starting in 2008, with additional increases of $0.5 million in 2009 and $1.0 million in 2010. A decision on this application is expected in late 2007.

Other Regulatory Matters

New Service Territory Application

GSWC has entered into a water transfer agreement with Natomas under which Natomas will supply GSWC with up to 30,000 acre-feet of water annually to be used exclusively by GSWC to serve a proposed new service area in Sutter County, California, which lies within the Natomas boundaries. GSWC filed for a Certificate of Public Convenience and Necessity with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California. CPUC review of the application has been deferred pending completion of an environmental assessment.

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. It is management’s intention to offset any settlement proceeds from Aerojet that may occur pursuant to the settlement agreement against the balance in the memorandum account. Pursuant to such settlement agreement, Aerojet has agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development. On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development, which represents a portion of the defined property, into the Arden Cordova service area and to provide water service to that new development. The City of Folsom filed a protest of GSWC’s advice letter on April 27, 2006. GSWC and the City of Folsom continue to negotiate a settlement of issues presented in the City’s protest.  On January 30, 2007, the CPUC rejected the advice letter without prejudice, and invited GSWC to re-file the advice letter once the City of Folsom protest is resolved, or file an application for CPUC approval of the service territory expansion. GSWC cannot predict the outcome of the City’s protest nor the future development within Aerojet’s property.

Finance Application

In October of 2006, GSWC filed with the CPUC an application requesting authorization for it to issue, sell and deliver, by public offering or private placement, securities not exceeding $200.0 million in aggregate offering amount, consisting of, but not limited to, common shares and preferred shares, bonds, debentures, medium-term notes, loans and tax exempt debt. GSWC expects to use the net proceeds from the issuance of securities to first pay down all or a portion of its then outstanding short-term debt, fund its construction expenditures, and acquire utility properties. In February 2007, the CPUC approved GSWC’s application.

State-Wide Rate Application

In September 2006, GSWC filed an application with the CPUC for authority to implement certain rate setting mechanisms, including the following:

•                                          Establishment of a Water Quality Memorandum Account or Water Quality Compliance Offset Account to, among other things, permit full recovery of costs relating to achieving improvements in water quality and to complying with evolving water quality standards.

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

•                                          Elimination of disincentives to conserve water and eliminate fluctuations in revenues due to weather, the establishment of a Water Revenue Adjustment Mechanism (“WRAM”) to decouple sales from revenues.

•                                          Consolidation of GSWC’s existing offset balancing accounts, allowance for full cost recovery of supply offset costs, and elimination of a related earnings test.

•                                          Establishment of an increasing block rate structure to promote water conservation and rates that more accurately reflect the value of service.

•                                          Consolidation of GSWC’s existing ratemaking districts into a state-wide, single tariff price rate structure to encourage and support long-term rate stability, affordability and water resource reliability.

•                                          Measures to provide appropriate incentives and procedures to carry out the Commission’s objective of consolidation of non-viable water companies.

In February 2007, the CPUC opened an investigation to consider policies to achieve conservation objectives. GSWC’s increasing block rate and WRAM proposals were consolidated into that investigation. GSWC was also directed to file a new application to address the remaining issues in its state-wide application.

Memorandum Supply Cost Accounts

In a CPUC decision issued on June 19, 2003 related to memorandum supply cost accounts, all water utilities regulated by the CPUC were required to seek review of under- and over- collections by filing an advice letter annually. In addition, the utility’s recovery of such expenses was reduced by the amount exceeding the authorized rate-of return (earnings test). On April 13, 2006, the CPUC issued a decision to remove these requirements. Pursuant to this order, GSWC recognized a cumulative under-collection of approximately $636,000 to the supply cost memorandum account provisions in the second quarter of 2006 for the under-collected balances not recognized at March 31, 2006 and began recording under- and over- collections on a monthly basis thereafter. GSWC filed advice letters in October 2006 for a $1.7 million increase in supply cost and recovery of $2.0 million of previously under-collected supply cost for GSWC’s Region I, for a total revenue increase of $3.7 million.  The CPUC approved the advice letters as filed and new rates went into effect on January 1, 2007.  Management believes that it is probable that the CPUC will permit GSWC to continue recovering in rates the net under-collections in supply costs.

Low Income Balancing Accounts

GSWC has a regulatory asset that reflects the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s Region II and Region III to date and the California Alternate Rate for Energy program in GSWC’s electric division. These programs mandated by the CPUC provide a 15% discount for qualified low-income water customers and 20% for qualified low-income electric customers. The low income balancing account was established in May 2002 to track all the discounts and costs related to this program for future recovery in rates. The Company anticipates the discounts for low income families will eventually be incorporated in GSWC’s base rates to customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper. As part of the respective general rate case proceedings, GSWC filed for recovery of Region II’s and III’s low income balancing accounts.  In January 2007, the CPUC approved the recovery of $744,000 in Region III’s low income balance over a 12-month period effective January 1, 2007.  Region’s II filing is still pending and a decision is expected later in 2007.

Santa Maria Groundwater Basin Adjudication

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. A settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Santa Maria Basin. There are also a few nonsettling parties, and the case is going forward as to their claims. A proposed stipulation among the settling parties, if approved, would preserve GSWC’s position with the settling parties independent of the outcome of the case as it moves forward with the nonsettling parties. GSWC cannot predict the outcome of the case as to the nonsettling parties.

As of December 31, 2006, GSWC has incurred costs of approximately $6.4 million in defending its rights in the Santa Maria Basin, including legal and expert witness fees, which have been recorded in Utility Plant for rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005.  In February 2007, GSWC reached a settlement with the Division of Ratepayer Advocates authorizing recovery of the $5.5 million requested in GSWC’s application.  The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit.  Management believes that the recovery of these costs through rates is probable.

Refund of Water Rights Lease Revenues

In 1994, GSWC entered into a contract to lease to the City of Folsom 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received from 1994 through 2003, plus interest, to customers. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues received from the City of Folsom since January of 2004, inclusive of the balances in the regulatory liability accounts, in water system infrastructure and to include such investments in the rate base upon which GSWC earns a rate of return. As a result, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into income and recorded additional pretax income of $1.2 million reflecting the annual 2006 water rights lease revenues.

Recovery of cost of tree removal and mitigation for Bark Beetle Infestation

In a Proclamation issued on March 7, 2003 former Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego. On April 3, 2003, the CPUC issued an order requiring Southern California Edison Company, San Diego Gas & Electric Company and Bear Valley Electric to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including Bear Valley Electric, are authorized to make annual advice letter filings requesting recovery of the costs of complying with this order. On April 13, 2006, the CPUC approved GSWC’s request for the amortization of about $351,000 for costs incurred through June 30, 2005 plus interest in the Bark Beetle Catastrophic Event Memorandum Account. At December 31, 2006, approximately $593,000, which includes the unamortized portion of the $351,000, has been incurred and is recorded as a regulatory asset on the balance sheets.

Outside Services Memorandum Account

In April 2006, the CPUC approved GSWC’s Region II advice letter which requested recovery of the expenses recorded in the Outside Services Memorandum Account (“OSMA”), as of December 31, 2005. The decision authorized the recovery of this memorandum account to record costs incurred while working with the Water Replenishment District (“WRD”), WRD Technical Advisory Committee, Central and West Basin Municipal Water Districts, Metropolitan Water District, West Basin Water Association and Central Basin Water Association on water supply reliability and rate-related issues in Region II. GSWC incurred approximately $374,000 and $345,000 in the OSMA in 2004 and 2005, respectively. GSWC sought and received authorization to amortize the cumulative total of approximately $719,000 over a 12-month period through customer rates. Accordingly, GSWC recorded a regulatory asset for this amount in April of 2006 with an offset and reduction to outside legal services during the second quarter of 2006. A surcharge went into effect in April of 2006 and accordingly, GSWC began amortizing the OSMA account. Revenues of approximately $485,000 were received from customers during the year ended December 31, 2006 relating to this surcharge. The surcharge will be in effect over the 12-month period ending in April of 2007.

Environmental Matters

1996 Amendments to Federal Safe Drinking Water Act

The U.S. Environmental Protection Agency (“EPA”) regulates contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The EPA has published a list of contaminants for possible regulation.  The EPA is required to update that list every five years. In addition, every five years, the EPA is directed to select at least five contaminants on that list and determine whether to regulate them. The EPA has authority to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. The California Department of Health Services (“DOHS”), acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which we operate.

The EPA may base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The EPA is directed to base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that involve the setting of maximum contaminant levels (MCL’s), the EPA is directed to use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk-reduction benefits and costs for each such MCL.

GSWC, CCWC and the Military Utility Privatization Subsidiaries of ASUS currently test their water supplies and water systems according to, among other things, requirements listed in the Safe Drinking Water Act (“SDWA”). Water sources found to contain levels of contaminants above the established MCL’s are treated to reduce contaminants to acceptable levels before being delivered to customers. If treatment is not possible, the water source is removed from the potable drinking water supply. In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC and CCWC have incurred increased operating costs for testing to determine the levels, if any, of the constituents in their sources of supply and additional expense to treat contaminants in order to meet the MCL standards and also to meet state and local standards and consumer demands. GSWC and CCWC expect to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to their customers in light of anticipated stress on water resources associated with watershed and aquifer pollution as well as to meet future water quality standards. The CPUC and ACC ratemaking processes provide GSWC and CCWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and ACC, as applicable.

Pursuant to their respective contracts, as allowed by the contracts the Military Utility Privatization Subsidiaries  intend to seek recovery of unanticipated capital costs required to comply with future changes in law or regulation or to meet water quality challenges based on changes in circumstances on the bases’ water supplies, if necessary.  Under the contracts, the U. S. Government may recognize recovery of such costs as an equitable adjustment to the fee for providing services at each of the bases served by these subsidiaries.

Enhanced Surface Water Treatment Rules

The EPA has adopted the Enhanced Surface Water Treatment Rule, which requires intensified surface-water treatment to mitigate the risk of microbial contamination of exposed water surfaces. Each of GSWC’s four surface water treatment plants and CCWC’s surface water treatment plant are in compliance with these rules.

Regulation of Disinfectant/Disinfection By-Products

The EPA proposed the Long-Term 2 Enhanced Surface Water Treatment Rule on August 11, 2003, and the proposed Stage 2 Disinfectant/Disinfection By-Products Rule on August 18, 2003. Following an extensive comment and evaluation period, EPA promulgated the final regulation for these rules in January 2006. Certain operations of GSWC and CCWC are subject to the regulations for properly managing disinfectants and disinfection by-products.  The Registrant is currently evaluating the new rules and has started collecting water quality data in some of its systems, pursuant to the new rules. The Registrant will evaluate the data to determine the impact to its operations of compliance with the new rules.

Ground Water Rule

On May 10, 2000, the EPA published the proposed Ground Water Rule (“GWR”), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use groundwater. Following extensive industry input, the GWR was adopted on October 11, 2006 with compliance mandated by December of 2009.  The GWR applies to all U.S. public water systems that use groundwater as a source, including the Registrant’s systems. The proposed GWR includes system sanitary surveys conducted by the states to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems; source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifers or have detected fecal indicators within a distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses.

While no assurance can be given as to the ultimate nature and cost of GWR compliance, GSWC and CCWC do not believe that the GWR, as adopted, will impose significant compliance costs on the Registrant, because we currently engage in disinfection of the majority of our groundwater systems. In compliance with the GWR, however, we are planning to include more source water monitoring for coliforms and continuous monitoring for chlorine residual. Registrant is currently evaluating all groundwater wells within its systems to identify any that were not properly constructed or protected to new standards, as is the case in some older groundwater wells. There is a possibility that some vulnerable groundwater facilities will require disinfection treatment to meet disinfectant residual contact time standards, which can include significant capital costs, such as the construction of a tank.

Regulation of Radon and Arsenic

On October 31, 2001, EPA established an arsenic MCL at 10 parts per billion (ppb). Compliance with the new standard requires implementation of wellhead treatment remedies for eight affected wells in GSWC’s system and two wells in CCWC’s system. The effective date for utilities to comply with the standard was January 26, 2006. Registrant is providing treatment to meet the new standard on all wells that contain arsenic above the MCL currently supplying customers, and has also removed some wells from service pending completion of the proposed treatment remedy.

The California DOHS Office of Environmental Health Hazard Assessment published the final Public Health Goal (“PHG”) for arsenic of 4.0 parts per trillion in April 2004. This is the first step in a process that could lead to  California adopting its own MCL for arsenic. The DOHS MCL adoption process typically takes years (even as an emergency regulation).  If the DOHS establishes a limit that is more stringent than the limit established by the EPA, GSWC will comply with this more stringent requirement, which is likely to entail significant additional capital and operating costs.

The EPA has proposed new radon regulations following a National Academy of Sciences risk assessment and study of risk-reduction benefits associated with various mitigation measures. The National Academy of Sciences study is in agreement with much of EPA’s original findings but has slightly reduced the ingestion risk initially assumed by EPA. EPA proposed an MCL of 300 Pico Curies per liter based on the findings and has also proposed an alternative MCL of 4000 Pico Curies per liter, based upon potential mitigation measures for overall radon reduction within a dwelling. Registrant is reviewing the findings and waiting for the EPA to establish an MCL for radon.  Registrant is therefore unable to predict the ultimate impact of compliance with potential regulations related to radon.

Unregulated Contaminants Monitoring Rule

The EPA has revised the Unregulated Contaminant Monitoring Rule (“UCMR”). The data generated by the UCMR will be used to evaluate and prioritize contaminants on a list of contaminants EPA is considering for possible new drinking water standards. This data will help to ensure that future decisions on drinking water standards are based on sound science.

A tiered approach will be utilized with the three monitoring lists to provide the maximum capability to monitor up to the statutory limit of no more than 30 contaminants in any five-year monitoring cycle. Therefore, as List 3 contaminants are found to occur in public water systems, they may move up to List 2, and likewise, List 2 contaminants may move up to List 1 when this rule is revised. The law directs that EPA publish a new contaminant-monitoring list every five years. When the EPA adds contaminants to the list, EPA also includes a compliance date. Registrant will evaluate the impact and necessary actions as additions are made to the contaminant lists.

Perchlorate MCL Activities

In October 2006, DOHS formally proposed a primary MCL of 6 ppb of perchlorate, based upon the California Office of Environmental Health Hazard Assessments’ Public Health Goal (“PHG”) level. A revised PHG of 6 ppb was adopted in California in the first quarter of 2004 after which DOHS revised the state notification level for perchlorate from 4 ppb to 6 ppb.

GSWC is continuing to periodically monitor all of its water supplies to determine whether levels of perchlorate are below the proposed MCL.  It is anticipated that the MCL will become effective during the third quarter of 2007.

Fluoridation of Water Supplies in California

By July 1, 2006, GSWC was required to provide an estimate to DOHS of the total capital costs to install fluoridation treatment equipment to add fluoride, a cavity preventative, in each of its water systems. The cost estimates were provided to DOHS in May 2006. GSWC is required to install this equipment if funding is provided from sources other than ratepayers, shareholders, local taxpayers, bondholders or via other fees or charges levied on GSWC’s water systems. GSWC may also voluntarily install this equipment and seek recovery of costs from ratepayers. The CPUC is required to approve these costs within 45 days of the filing of an application or advice letter in accordance with CPUC rules.

Matters Relating to GSWC’s Arden-Cordova Water System

In GSWC’s Arden-Cordova system, four wells had previously been removed from service and destroyed due to contamination from perchlorate. During 2006 another three wells were destroyed that had been previously impacted from either perchlorate and/or nitrosodimethylamine (“NDMA”) contamination. The supply has been replaced for these wells. An additional well is currently out of service due to perchlorate levels above the DHS notification level of 6 ppb as defined.  California has adopted a notification level of 10 ppb for NDMA. GSWC continues to monitor all of its active groundwater wells in the Arden-Cordova system for perchlorate and NDMA, along with other constituents.

Aerojet has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that contamination in GSWC’s Arden-Cordova service area is also related to the activities of Aerojet. In 2000, GSWC filed suit against Aerojet for contamination of GSWC’s groundwater supply in its Arden-Cordova system.

On October 12, 2004, Registrant reached a final settlement with Aerojet, of litigation relating to this contamination. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in the first quarter of 2004. Aerojet will pay an additional $8 million over a period of five years commencing in December 2009, plus interest accruing from January 1, 2004. These payments reduced GSWC’s costs of utility plant and purchased water by $16 million and $735,000, respectively. Aerojet had previously reimbursed GSWC $4.3 million in capital costs and $171,000 for additional water supply. In addition, Aerojet has agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs.  The source of these later reimbursements is solely from connection fees anticipated to be received by Aerojet in a new development area owned by Aerojet adjacent to the GSWC’s Arden-Cordova system.

Through Aerojet’s transfer of remediated groundwater to the Sacramento County Water Agency, Sacramento County Water Agency has agreed to provide treated water for distribution to GSWC and other water purveyors affected by the contamination. This arrangement, together with other mitigation measures, should afford GSWC a reliable and safe water supply for its Rancho Cordova customers within the Arden-Cordova service area.

Matters Relating to GSWC’s Bell/Bell Gardens Water System

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. Since receiving the NOV, changes in GSWC procedures have prevented additional violations at the facility. The AQMD could assess penalties associated with a NOV that can range from $10,000 up to $75,000 per day of violation. GSWC estimates that it was in violation for approximately 180 days in 2004. GSWC has met with AQMD to ensure future compliance and resolve the NOV. As part of this process, GSWC also submitted an application to amend the permit, because an amendment may have been necessary for continued operation of the subject air stripping equipment.

The AQMD has recently recommended that GSWC be allowed to pursue a Supplemental Environmental Program (“SEP”) as part of the settlement of the NOV. A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions. As part of pursuing its permit amendment application, GSWC would include further controls to the facility to reduce emissions. The anticipated penalties for the 2004 violations might be reduced or avoided through the settlement of this matter based on the funding of a SEP.  In October 2006, GSWC submitted initial capital cost estimates to the AQMD for the installation and operation of granular activated carbon filters at the facility as a proposed SEP.  Installation of the filters would eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. GSWC staff met with the AQMD engineering staff in January 2007 to present and discuss GSWC’s proposal. Initial discussions indicate that AQMD engineering staff has favorably received GSWC’s proposal, and if approved, it could result in the imposition of only a nominal monetary penalty for the alleged 2004 violations. However, until further notice from the AQMD on the proposed SEP, GSWC cannot reasonably estimate the outcome of the NOV.

Matters Relating to GSWC’s San Gabriel Water Systems

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s San Gabriel System. As previously discussed, GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those responsible for the contamination.

Matters Relating to Military Privatization Contracts

Under the terms of contracts executed by the Military Utility Privatization Subsidiaries with the U.S. Army and U.S. Air Force, the U.S. Government continues to be responsible for environmental contamination caused by its fault or negligence and for environmental contamination that occurred prior to execution of the contracts. In addition, each of the Military Utility Privatization Subsidiaries has the right to seek an equitable adjustment to its contract in the event that there are changes in environmental laws, a change in the quality of water used in providing water service or wastewater discharged by the U.S. Government or contamination of the air or soil not caused by the fault or negligence of the Military Utility Privatization Subsidiary.

ODUS has assumed responsibility for operation and maintenance of the water and wastewater systems at Fort Eustis, Virginia. The U.S. Government has entered into a consent order with the Department of Health of the Commonwealth of Virginia since March 15, 2001, relating to exceedances of the non-acute primary maximum contaminant level for total coliform bacteria, which appears to be due to biological growth in the distribution system.  ODUS will be undertaking a number of improvements to the water system at Fort Eustis to address this problem. Until these improvements are completed, there may be additional exceedances of the non-acute primary maximum contaminant level for total coliform bacteria at Fort Eustis.

Security Issues

Subsequent to the events of September 11, 2001 and the ongoing war on terror in the United States and abroad, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. In compliance with “The Public Health Security and Bioterrorism Preparedness Act of 2002” (HR 3448), Registrant has continued to implement measures to increase security, which includes a vulnerability assessment of its large systems. In addition to large system assessments, all systems operated by Registrant were assessed to identify potential areas requiring enhancements. These assessments resulted in a prioritized listing of recommended facility upgrades to enhance the safety of water system operations to be made over a period of six years. Costs associated with capital improvements of approximately $15 million were identified as a result of the assessment process. GSWC continues to provide improvements at its facilities in accordance with the initial assessments and based upon advances in security technology.  The CPUC will evaluate remaining costs in future general rate cases.  Registrant has also continued to refine the required Emergency Response Plan and complementary operational security exercises for all of its water systems.

Water Supply

GSWC’s Water Supply

During 2006, GSWC supplied a total of 86,000,000 hundred cubic feet (“CCF”) of water, or approximately 176.2 million gallons per day on average. Of this amount, approximately 54.2% was produced from groundwater sources available to GSWC and 42.8% was surface water purchased from water supply wholesalers, principally through MWD. The remaining portion was also surface water available for diversion by GSWC principally supplied by the U.S. Bureau of Reclamation (the “Bureau”) under a no-cost contract and by the Sacramento Municipal Utility District (“SMUD”), the cost of which is reimbursed by Aerojet pursuant to the October 2004 settlement agreement. During 2005, GSWC supplied 84,976,000 CCF of water, 51.5% of which was produced from groundwater sources, 45.7% was purchased principally through MWD, and the Bureau and SMUD supplied the remainder for diversion from surface water sources.

The MWD is a public agency and quasi-municipal corporation created in 1928 by a vote of the electorates of several Southern California cities. MWD’s primary purpose was and is to provide a supplemental supply of water for domestic and municipal uses and purposes at wholesale rates to its member public agencies.  There are 26 member public agencies of MWD, consisting of 14 cities, 11 municipal water districts, and one county water authority.  Registrant has 42 connections to MWD’s water distribution facilities and those of other municipal water agencies, and, its combined MWD water purchases through 6 separate MWD member agencies total more than 75,000 acre feet annually.

MWD’s principal sources of water are the State Water Project and the Colorado River.  Other water users also use these sources of water.  Population growth has intensified demand among the various users for limited amounts of water.  In response, MWD continues to evaluate and develop a number of alternative waters supply options including conservation, groundwater storage and conjunctive use programs within MWD’s service area, water transfer and storage agreements, Diamond Valley Lake (an 800,000 acre foot surface storage reservoir), and, a variety of local projects and incentive programs to support increased investments in conservation, reclamation and brackish groundwater and seawater desalination.  Under MWD’s Integrated Resources Plan and implementing strategies, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.

On October 17, 2003, the Federal government, acting through the Bureau in its capacity as Colorado River watermaster, the State of California, and four Southern California water agencies, including MWD, reached an agreement, known as the Quantification Settlement Agreement (“QSA”).  The QSA allocates California’s annual 4.4 million acre-feet (“MAF”) share of the Colorado River among those agencies and provides the framework for accounting and transfers among them. Under the QSA, MWD will continue to have access to its base allotment of Colorado River water each year, as well as excess Colorado River water until October 2016, and up to 1.6 MAF of additional water that the Imperial Irrigation District proposes to conserve and sell to the state for use by MWD members.

As noted above, MWD also imports water from Northern California, via the State Water Project, to meet a portion of the supplemental water needs of water purveyors in MWD’s service area, including GSWC.  Water supplies available to MWD through the State Water Project have historically varied from year to year based on weather, although MWD has generally been able to acquire and wholesale sufficient quantities of water to satisfy the needs of its constituents.  However, a key link in the State Water Project is the Sacramento/San Joaquin River Delta adjacent to San Francisco Bay (“Delta”). The fresh water pathway through the Delta is supported by earthen levees, and the reliability of those levees has been called into question based on post-Katrina assessments by various federal, state and local agencies.  A significant failure of the Delta levee system would substantially interfere with water exports to MWD, thus potentially disrupting the water supply available to GSWC from Northern California.  In light of these risks, the state Department of Water Resources and the Governor have convened a series of interdisciplinary task forces to develop proposals to preserve the environmental viability of the Delta and safeguard the water supply.  GSWC continues to participate in and monitor developments related to the Delta and efforts to craft a workable solution to the risks presented by reliance on the Delta for water supply conveyance to Southern California.

In light of projected growth in demand within MWD’s service area and in light of reliability concerns related to imports from the Colorado River and Northern California, MWD has also announced a number of efforts including desalination, conservation, recycling, transfer and storage, in order to increase the long-term reliability of supplemental water supplies for its member agencies.

GSWC’s water supply and revenues are significantly affected, both in the short-run and the long-run, by changes in weather conditions.  The El Nino forecast of ample precipitation and warm temperatures for the 2007 water year, from October 2006 to September 2007, has not yet materialized for most of California.  Based on a forecast issued by the National Oceanic Atmospheric Association (“NOAA”) on January 18, 2007, California will experience above normal precipitation for the next few months.  The NOAA discussion of El Nino on February 8 states “…the warm episode is weakening” and that the “ENSO-neutral conditions are likely to develop during March-May 2007.”  ENSO-neutral is a weather scenario representing neither an El Nino nor La Nina episode.  Except for wet weather in October of 2006, California had below-normal precipitation for the current water year through January of 2007.  For the 2007 water year, rainfall was only at 54% of normal level and the state snowpack level was at 39% of normal through January 31, 2007.  Despite the recent low levels of precipitation, California reservoirs are at 83% of the average level with many reservoirs over 100% due to abundant rain and snow from the 2006 water year.

Although overall groundwater conditions are presently at adequate levels, certain of GSWC’s groundwater supplies have been affected to varying degrees by various forms of contamination which, in some cases, has caused GSWC to increase its reliance on purchased water in its supply mix.

To further meet its water supply needs, GSWC has contracts with various governmental entities and other parties to purchase water or water rights for an aggregate amount of $20.9 million. Included in this amount as of December 31, 2006 is $15.4 million that remains outstanding under purchase agreements with governmental entities which expire on an agreement by agreement basis commencing in 2008 through 2012. Each of these contracts contains minimum take or pay provisions with the terms and conditions varying under each contract. GSWC plans to continue to purchase and use at least the minimum water requirement under the respective contracts in the future. The amount of the remaining obligations was estimated based on current costs per acre-foot. These rates may be changed annually. Also included in the $20.9 million is a commitment of $2.8 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication and an aggregate amount of $2.7 million for other water purchase commitments with other third parties. The initial term of the agreement with Claremont expires in 2028. GSWC has an option to renew this agreement for 10 additional years.

With the advent of recent legislation in California requiring the utility to provide a 20-year water supply for all proposed land developments in excess of 500 units, Registrant has engaged in an assessment of its water rights and groundwater storage assets. Registrant completed a comprehensive inventory of all water rights and supplies and is pursuing a management strategy which assesses its supplies on a company-wide basis, rather than piecemeal within each of the 40 individually-managed systems. Thirty-two of Registrant’s network of water systems are already interconnected to major water conveyance pipelines owned by public wholesale water agencies. Six additional systems can also be connected and 24 systems have multiple sources of supplies for added reliability.

CCWC’s Water Supply

For the current water year which began in October 2006, Arizona has received less than 70% of its average precipitation (with southern Arizona at less than 50% of average) through mid-January 2007.  Snow storms in Arizona in late January 2007, however, improved the snowpack condition.  The combined reservoir levels including San Carlos, Salt River, and Verde River in Arizona are at 96% of normal.  However, the Upper Colorado River Basin has experienced drought conditions for most of the last decade and could experience another year of drought in 2007.  Lake Powell has declined to a 50% capacity level.  While inflow into Lake Powell for the 2007 water year so far is 2.3 million acre feet, 132% of its normal level, basin wide snowpack level above Lake Powell is at only 75% of normal.  The inflow through July 2007 is forecasted to be 5.9 million acre feet, 74% of normal inflow.  Without adequate rain and snow in the coming months, the lake level will likely further decline.

CCWC has been given a Municipal and Industrial (“M&I”) designation for purposes of determining priority for allocations of water from the CAP. The first curtailment of CAP deliveries in the event of shortage would occur to non-Indian agricultural users. Such users accounted for a third of CAP deliveries in 2004, creating a buffer for M&I users such as CCWC. Though it is difficult to predict drought conditions with certainty, the priority for users of CAP, such as CCWC, provides an improved outlook for CCWC supplies.

In addition to its supplies from the CAP, CCWC produces water from two operating wells. The majority of CCWC’s water supply is obtained from its CAP allocation; well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the well system in optimal operating condition.

CCWC has an Assured Water Supply designation, by decision and order of the Arizona Department of Water Resources (“ADWR”). Pursuant to a decision issued by ADWR on April 7, 2004, CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 9,828 acre-feet per year for a minimum of 100 years. The 9,828 acre-feet is comprised of existing CAP allocation of 6,978 acre-feet per year, 350 acre-feet per year groundwater allowance, incidental recharge credits of 500 acre-feet per year, and a Central Arizona Groundwater Replenishment District contract of 2,000 acre-feet per year. CCWC’s existing groundwater account balance of 35,829 acre-feet provides approximately 350 acre-feet per year for an estimated one hundred years.

For the existing CAP allocation of 6,978 acre-feet per year, the maintenance rate for such water delivered is set by the Central Arizona Water Conservation District (the “District”) and is subject to annual increases. The estimated remaining commitment under this contract is $5.3 million as of December 31, 2006 with $195,000 paid each year. In addition, the Arizona Water Settlement Act was signed into law in December of 2004. This legislation provides for an additional CAP allocation to CCWC in the amount of 1,931 acre-feet per year. In order to receive this additional allocation, CCWC must enter into a revised contract with the District. CCWC expects agreement to be reached on this amendment during 2007.  Once a revised contract with the District is executed, CCWC intends to apply to ADWR to modify and increase its Designation of Assured Supply from 9,828 acre-feet per year to 11,759 acre-feet per year. CCWC has entered into a commitment with the District to purchase the 1,931 acre-feet of water per year of additional CAP water rights for an estimated amount of $1.1 million as of December 31, 2006. The price will be subject to further adjustment and is expected to increase until a final written agreement is executed.

Notwithstanding an Assured Water Supply designation, CCWC’s water supply may be subject to interruption or reduction, in particular owing to interruption or reduction of CAP water. In the event of interruption or reduction of CAP water, CCWC can currently rely on its well water supplies for short-term periods. However, in any event, the quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs. CCWC also has the physical capability to deliver water in excess of that which is currently accounted for in CCWC’s assured water supply account.

Military Utility Privatization Subsidiaries

The U.S. Government is responsible for supplying the water on each of the bases served by the Military Utility Privatization Subsidiaries at no cost to the Military Utility Privatization Subsidiaries.

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

Interest Rate Risk

A significant portion of Registrant’s capital structure is comprised of fixed-rate debt and some long-term variable debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2006, the fair value of Registrant’s long-term debt was $306.1 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $21.4 million increase in the fair value of Registrant’s long-term debt.

Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are based on weekly market rates. At December 31, 2006, the rate was approximately 3.83%.  Based on $6.4 million of variable-rate debt outstanding as of December 31, 2006, a hypothetical one percent rise in interest rates would not result in a material impact to earnings.

At December 31, 2006, Registrant did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value.

Commodity/Derivative Risk

Registrant is exposed to commodity price risk primarily relating to changes in the market price of electricity. To manage its exposure to energy price risk, Registrant has certain block-forward purchase power contracts that qualify as derivative instruments under SFAS No. 133.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark. GSWC is a party to various block-forward purchase power contracts. Power purchase contracts with Mirant Marketing and PWCC executed in 2001 qualify for the exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts with PWCC executed in September 2002, however, are not treated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheet as of December 31, 2006. As a result, GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized loss of $3.7 million as of December 31, 2006 that will be reversed through earnings by the end of the contract in 2008. On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of each month. As these contracts are settled, the realized gains or losses will be recorded and the unrealized gains or losses will be reversed.

A pretax unrealized loss of $7,071,000 and $136,000 was recognized for the years ended December 31, 2006 and 2004, respectively, and a pretax gain of $5,445,000 was recognized for the year ended December 31, 2005. The increase in the unrealized loss in 2006 resulted from decreases in energy prices.

Under the terms of its power purchase contract with PWCC, GSWC is required to post security, at the request of the seller, if GSWC is in default under the terms of the contract. In addition, GSWC’s liquidity, and in certain circumstances, earnings could be adversely affected by increases in electricity prices in California. As discussed, decreases in electricity prices will also result in increased unrealized losses to the Registrant under SFAS No. 133 for the contracts with PWCC.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

American States Water Company

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Capitalization - December 31, 2006 and 2005

Consolidated Statements of Income - for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Common Shareholders’ Equity - for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - for the years ended December 31, 2006, 2005 and 2004

Golden State Water Company

Balance Sheets - December 31, 2006 and 2005

Statements of Capitalization - December 31, 2006 and 2005

Statements of Income - for the years ended December 31, 2006, 2005 and 2004

Statements of Changes in Common Shareholder’s Equity - for the years ended December 31, 2006, 2005 and 2004

Statements of Cash Flows - for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Report of Management on the Responsibility for Financial Statements

Schedule I — Condensed Financial Information of Parent

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2006	2005
Assets

Utility Plant, at cost
Water	$936,810	$869,471
Electric	64,103	61,386
	1,000,913	930,857
Less — accumulated depreciation	(286,951)	(259,915)
	713,962	670,942
Construction work in progress	36,639	42,283
Net utility plant	750,601	713,225

Other Property and Investments
Goodwill	11,614	11,841
Other property and investments	9,977	9,740
Total other property and investments	21,591	21,581

Current Assets
Cash and cash equivalents	3,223	13,032
Accounts receivable-customers (less allowance for doubtful accounts of $796 in 2006 and $789 in 2005)	14,816	13,341
Unbilled revenue	15,696	15,195
Other accounts receivable (less allowance for doubtful accounts of $300 in 2006 and $337 in 2005)	11,756	10,844
Income taxes receivable	1,100	822
Materials and supplies	1,565	1,421
Regulatory assets — current	3,905	3,946
Prepayments and other current assets	2,787	2,998
Unrealized gain on purchased power contracts	—	3,417
Costs and estimated earnings in excess of billings on uncompleted contracts	4,495	—
Deferred income taxes — current	5,093	1,692
Total current assets	64,436	66,708

Regulatory and Other Assets
Regulatory assets	84,686	54,382
Other accounts receivable	9,335	8,820
Deferred income taxes	16	—
Other	6,290	8,419
Total regulatory and other assets	100,327	71,621
Total Assets	$936,955	$873,135

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2006	2005
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$283,734	$264,094
Long-term debt	267,833	268,405
Total capitalization	551,567	532,499

Current Liabilities
Notes payable to banks	32,000	27,000
Long-term debt — current	603	635
Accounts payable	23,984	19,653
Income taxes payable	103	1,534
Accrued employee expenses	5,320	5,879
Accrued interest	2,583	2,254
Regulatory liabilities — current	3,546	3,252
Unrealized loss on purchased power contracts	3,654	—
Deferred income taxes — current	—	86
Billings in excess of costs and estimated earnings on uncompleted contracts	2,038	—
Other	12,072	14,952
Total current liabilities	85,903	75,245

Other Credits
Advances for construction	83,203	85,168
Contributions in aid of construction — net	91,702	83,976
Deferred income taxes	80,727	69,669
Unamortized investment tax credits	2,427	2,518
Accrued pension and other postretirement benefits	31,042	13,562
Regulatory liabilities	588	521
Billings in excess of costs and estimated earnings on uncompleted contracts	2,005	2,207
Other	7,791	7,770
Total other credits	299,485	265,391

Commitments and Contingencies (Notes 12 and 13)

Total Capitalization and Liabilities	$936,955	$873,135

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2006	2005
Common Shareholders’ Equity:
Common Shares, no par value, no stated value:
Authorized: 30,000,000 shares
Outstanding: 17,049,137 shares in 2006 and 16,797,952 shares in 2005	$175,135	$166,529
Earnings reinvested in the business	108,599	101,121
Accumulated other comprehensive loss	—	(3,556)
	283,734	264,094

Long-Term Debt (All are of GSWC unless otherwise noted)
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,915	7,920
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,904	4,941
Other Debt Instruments:
8.50% fixed rate obligation due 2013	1,037	1,174
Variable Rate Obligation due 2018	410	448
Capital lease obligations	205	252
Chaparral City Water Company:
4% to 4.85% serial bonds due 2007	240	470
5.20% term bonds due 2011	1,000	1,000
5.40% term bonds due 2022	4,610	4,610
4.65% term bonds due 2006	—	40
5.30% term bonds due 2022	1,015	1,015
3.34% repayment contract due 2006	—	70
	268,436	269,040
Less: Current maturities	(603)	(635)
	267,833	268,405
Total Capitalization	$551,567	$532,499

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Operating Revenues
Water	$219,238	$205,506	$200,635
Electric	29,268	27,224	25,594
Other	20,123	5,398	2,861
Total operating revenues	268,629	238,128	229,090

Operating Expenses
Water purchased	44,641	46,326	46,110
Power purchased for pumping	10,007	8,488	8,982
Groundwater production assessment	9,033	8,318	7,266
Power purchased for resale	14,383	13,238	14,552
Unrealized loss (gain) on purchased power contracts	7,071	(5,445)	136
Supply cost balancing accounts	(1,835)	(4,425)	4,188
Other operating expenses	24,134	21,202	20,111
Administrative and general expenses	47,110	45,255	42,903
Depreciation and amortization	26,272	21,962	20,951
Maintenance	12,254	10,727	10,633
Property and other taxes	10,187	9,412	8,876
Construction expenses	9,024	1,770	—
Net gain on sale of property	(258)	—	—
Gain on sale of water rights	—	—	(5,675)
Gain on settlement for removal of wells	—	(760)	—
Total operating expenses	212,023	176,068	179,033

Operating Income	56,606	62,060	50,057

Other Income and Expenses
Interest expense	(21,121)	(14,657)	(18,095)
Interest income	2,818	1,103	44
Other	459	—	—
Total other income and expenses	(17,844)	(13,554)	(18,051)

Income from operations before income tax expense	38,762	48,506	32,006

Income tax expense	15,681	21,740	13,465

Net Income	$23,081	$26,766	$18,541

Weighted Average Number of Common Shares Outstanding	16,934	16,778	15,633
Basic Earnings Per Common Share	$1.34	$1.58	$1.19

Weighted Average Number of Diluted Shares Outstanding	17,101	16,809	15,663
Fully Diluted Earnings Per Common Share	$1.33	$1.57	$1.18

Dividends Declared Per Common Share	$0.910	$0.900	$0.888

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Earnings	Accumulated
	Number		Reinvested	Other
	of		in the	Comprehensive
(in thousands)	Shares	Amount	Business	Income (Loss)	Total
Balances at December 31, 2003	15,212	$127,699	$84,788		$212,487
Add:
Net income			18,541		18,541
Additional minimum pension liability adjustment				(3,259)	(3,259)
Total comprehensive income					15,282

Issuance of Common Shares	1,540	36,772			36,772
Non-cash compensation on stock units issued		799			799
Deduct:
Dividends on Common Shares			13,875		13,875
Balances at December 31, 2004	16,752	165,270	89,454	(3,259)	251,465
Add:
Net income			26,766		26,766
Additional minimum pension liability adjustment, net				(297)	(297)
Total comprehensive income					26,469

Issuance of Common Shares	42	1,018			1,018
Exercise of stock options	4	102			102
Tax benefit from employee stock options		16			16
Non-cash compensation on stock units issued		123			123
Deduct:
Dividends on Common Shares			15,099		15,099
Balances at December 31, 2005	16,798	166,529	101,121	(3,556)	264,094
Comprehensive income:
Net income			23,081		23,081
Additional minimum pension liability adjustment, net				3,376	3,376
Total comprehensive income					26,457

Net adjustment to adopt SFAS No. 158				180	180

Issuance of Common Shares	59	2,117			2,117
Exercise of stock options	192	4,419			4,419
Tax benefit from employee stock options		1,237			1,237
Compensation on stock-based awards		757			757
Dividend equivalent rights on stock-based awards not paid in cash		76			76
Deduct:
Dividends on Common Shares			15,392		15,392
Dividend equivalent rights on stock based awards, net of tax effect			211		211
Balances at December 31, 2006	17,049	$175,135	$108,599	$—	$283,734

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$23,081	$26,766	$18,541
Adjustments for non-cash items:
Depreciation and amortization	26,272	21,962	20,951
Net gain on sale of property	(258)	—	—
Provision for doubtful accounts	837	535	876
Deferred income taxes and investment tax credits	4,715	14,097	5,939
Unrealized loss (gain) on purchased power contracts	7,071	(5,445)	136
Equity earnings from investment	(459)	—	—
Impairment loss on assets removed from ratebase	317	269	482
Stock-based compensation expense	546	123	799
Other — net	1,023	1,040	1,324
Changes in assets and liabilities:
Accounts receivable — customers	(2,007)	(2,793)	113
Unbilled revenue	(501)	(1,452)	(1,029)
Other accounts receivable	(2,233)	(7,993)	6,664
Materials and supplies	(144)	75	(150)
Prepayments and other current assets	211	468	320
Regulatory assets - supply cost balancing accounts	(1,835)	(4,425)	4,188
Other assets	(6,842)	(4,328)	(3,116)
Accounts payable	4,331	1,447	(568)
Income taxes receivable/payable	(1,709)	6,561	(4,490)
Other liabilities	(857)	7,698	(643)
Net cash provided	51,559	54,605	50,337

Cash Flows From Investing Activities:
Construction expenditures	(66,599)	(71,184)	(84,216)
Proceeds from sale of property	391	—	—
Net cash used	(66,208)	(71,184)	(84,216)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	2,117	1,018	36,772
Proceeds from stock option exercises	4,419	102	—
Tax benefits from exercise of stock-based awards	1,237	—	—
Receipt of advances for and contributions in aid of construction	8,810	18,988	15,456
Refunds on advances for construction	(3,246)	(3,368)	(3,115)
Cash received on financing portion of purchased power contracts	2,681	2,681	2,006
Retirement or repayments of long-term debt	(649)	(863)	(837)
Proceeds from issuance of long-term debt, net of issuance cost	—	39,849	—
Dividend equivalent rights	(250)	—	—
Tax benefits from payment of dividend equivalent rights	113	—	—
Net change in notes payable to banks	5,000	(18,000)	(11,000)
Dividends paid	(15,392)	(15,099)	(13,875)
Net cash provided	4,840	25,308	25,407

Net (decrease) increase in cash and cash equivalents	(9,809)	8,729	(8,472)

Cash and cash equivalents, beginning of year	13,032	4,303	12,775

Cash and cash equivalents, end of year	$3,223	$13,032	$4,303

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2006	2005
Assets

Utility Plant, at cost
Water	$884,719	$819,958
Electric	64,103	61,386
	948,822	881,344
Less — accumulated depreciation	(271,716)	(246,649)
	677,106	634,695
Construction work in progress	34,438	38,334
Net utility plant	711,544	673,029

Other Property and Investments	7,745	7,364
	7,745	7,364
Current Assets
Cash and cash equivalents	1,735	8,788
Accounts receivable-customers (less allowance for doubtful accounts of $771 in 2006 and $765 in 2005)	14,465	12,919
Unbilled revenue	15,371	14,856
Inter-company receivable	111	226
Other accounts receivable (less allowance for doubtful accounts of $283 in 2006 and $334 in 2005)	4,066	6,106
Materials and supplies	1,550	1,404
Regulatory assets — current	3,834	3,875
Prepayments and other current assets	2,575	2,795
Unrealized gain on purchased power contracts	—	3,417
Deferred income taxes — current	5,024	1,693
Total current assets	48,731	56,079

Regulatory and Other Assets
Regulatory assets	84,686	54,382
Other accounts receivable	9,335	8,820
Other	5,620	7,575
Total regulatory and other assets	99,641	70,777
Total Assets	$867,661	$807,249

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2006	2005
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$266,965	$255,518
Long-term debt	261,248	261,540
Total capitalization	528,213	517,058

Current Liabilities
Long-term debt — current	323	295
Accounts payable	19,818	17,914
Inter-company payable	12,272	65
Income taxes payable to Parent	1,642	2,268
Accrued employee expenses	4,887	5,507
Accrued interest	2,445	2,218
Regulatory liabilities — current	3,546	3,252
Unrealized loss on purchased power contracts	3,654	—
Deferred income taxes — current	—	109
Other	11,654	12,390
Total current liabilities	60,241	44,018

Other Credits
Advances for construction	76,646	74,790
Contributions in aid of construction — net	85,513	83,055
Deferred income taxes	76,678	65,469
Unamortized investment tax credits	2,427	2,518
Accrued pension and other postretirement benefits	31,042	13,562
Other	6,901	6,779
Total other credits	279,207	246,173

Commitments and Contingencies (Notes 12 and 13)

Total Capitalization and Liabilities	$867,661	$807,249

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2006	2005
Common Shareholder’s Equity:
Common shares, no par value Outstanding: 122 shares in 2006 and 2005	$161,459	$159,429
Earnings reinvested in the business	105,506	99,645
Accumulated other comprehensive loss	—	(3,556)
	266,965	255,518

Long-Term Debt
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,915	7,920
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,904	4,941
Other Debt Instruments:
8.50% fixed rate obligation due 2013	1,037	1,174
Variable rate obligation due 2018	410	448
Capital lease obligations	205	252
	261,571	261,835
Less: Current maturities	(323)	(295)
	261,248	261,540
Total Capitalization	$528,213	$517,058

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2006	2005	2004
Operating Revenues
Water	$211,482	$198,487	$194,091
Electric	29,268	27,224	25,594
Other	3,675	161	1,084
Total operating revenues	244,425	225,872	220,769

Operating Expenses
Water purchased	43,707	45,510	45,400
Power purchased for pumping	9,389	7,978	8,517
Groundwater production assessment	9,033	8,353	7,266
Power purchased for resale	14,383	13,238	14,552
Unrealized loss (gain) on purchased power contracts	7,071	(5,445)	136
Supply cost balancing accounts	(1,835)	(4,425)	4,188
Other operating expenses	20,878	19,215	18,606
Administrative and general expenses	41,002	38,895	35,638
Depreciation and amortization	24,448	20,742	19,998
Maintenance	11,539	10,142	10,049
Property and other taxes	9,770	9,027	8,489
Net gain on sale of property	(262)	—	—
Gain on sale of water rights	—	—	(5,675)
Total operating expenses	189,123	163,230	167,164

Operating Income	55,302	62,642	53,605

Other Income and Expenses
Interest expense	(19,186)	(13,288)	(17,168)
Interest income	2,670	1,047	30
Other	608	—	—
Total other income and expenses	(15,908)	(12,241)	(17,138)

Income from operations before income tax expense	39,394	50,401	36,467

Income tax expense	16,136	22,573	15,556

Net Income	$23,258	$27,828	$20,911

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings
	Number		Reinvested	Accumulated Other
	of		in the	Comprehensive
(in thousands, except number of shares)	Shares	Amount	Business	Income (Loss)	Total

Balances at December 31, 2003	110	$123,391	$82,656		$206,047
Comprehensive income:
Net income			20,911		20,911
Additional minimum pension liability adjustment				(3,259)	(3,259)
Total comprehensive income					17,652

Issuance of Common Shares to AWR	12	35,100			35,100
Non-cash compensation on stock units issued		799			799
Deduct:
Dividends on Common Shares			15,750		15,750

Balances at December 31, 2004	122	159,290	87,817	(3,259)	243,848

Comprehensive income:
Net income			27,828		27,828
Additional minimum pension liability adjustment, net				(297)	(297)
Total comprehensive income					27,531

Tax benefit from employee stock options		16			16
Non-cash compensation on stock units issued		123			123
Deduct:
Dividends on Common Shares			16,000		16,000

Balances at December 31, 2005	122	159,429	99,645	(3,556)	255,518
Comprehensive income:
Net income			23,258		23,258
Additional minimum pension liability adjustment, net				3,376	3,376
Total comprehensive income					26,634

Net adjustment to adopt SFAS No. 158				180	180

Tax benefit from employee stock options		1,235			1,235
Compensation on stock based awards		722			722
Dividend equivalent rights on stock-based awards not paid in cash		73			73
Deduct:
Dividends on Common Shares			17,200		17,200
Dividend equivalent rights on stock-based awards, net of tax effect			197		197

Balances at December 31, 2006	122	$161,459	$105,506	$—	$266,965

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$23,258	$27,828	$20,911
Adjustments for non-cash items:
Depreciation and amortization	24,448	20,742	19,998
Net gain on sale of property	(262)	—	—
Provision for doubtful accounts	825	522	858
Deferred income taxes and investment tax credits	4,930	13,144	5,421
Unrealized loss (gain) on purchased power contracts	7,071	(5,445)	136
Equity earnings from investment	(608)	—	—
Impairment loss on assets removed from ratebase	225	269	482
Stock-based compensation expense	511	123	799
Other — net	637	885	1,174
Changes in assets and liabilities:
Accounts receivable — customers	(2,066)	(2,513)	12
Unbilled revenue	(515)	(1,390)	(982)
Other accounts receivable	719	(4,171)	7,450
Materials and supplies	(146)	69	(151)
Prepayments and other assets	220	453	390
Regulatory assets - supply cost balancing accounts	(1,835)	(4,425)	4,188
Other assets	(2,523)	(3,770)	(2,991)
Accounts payable	1,904	718	(116)
Inter-company receivable/payable	97	(2,060)	2,133
Income taxes receivable/payable from/to Parent	(626)	6,471	(4,586)
Other liabilities	(2,459)	4,647	(540)
Net cash provided	53,805	52,097	54,586

Cash Flows From Investing Activities:
Construction expenditures	(64,489)	(65,153)	(79,899)
Proceeds from sale of property	384	—	—
Net cash used	(64,105)	(65,153)	(79,899)

Cash Flows From Financing Activities:
Tax benefits from exercise of stock-based awards	1,235	—	—
Proceeds from issuance of Common Shares	—	—	35,100
Receipt of advances for and contributions in aid of construction	7,722	16,799	14,372
Refunds on advances for construction	(2,758)	(3,022)	(2,742)
Cash received on financing portion of purchased power contracts	2,681	2,681	2,006
Proceeds from issuance of long-term debt, net of issuance costs	—	39,849	—
Repayments of long-term debt	(309)	(265)	(277)
Dividend equivalent rights	(228)	—	—
Tax benefits from payment of dividend equivalent rights	104	—	—
Net change in inter-company borrowings	12,000	(20,900)	(13,000)
Common dividends paid	(17,200)	(16,000)	(15,750)
Net cash provided	3,247	19,142	19,709

Net (decrease) increase in cash and cash equivalents	(7,053)	6,086	(5,604)

Cash and cash equivalents, beginning of year	8,788	2,702	8,306

Cash and cash equivalents, end of year	$1,735	$8,788	$2,702

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”) and Old Dominion Utility Services, Inc. (“ODUS”)), and Chaparral City Water Company (“CCWC”).  GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 254,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving approximately 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of the contracted services provided by ASUS and its wholly owned subsidiaries or by AWR. The consolidated financial statements include the accounts of AWR, GSWC, ASUS, FBWS, TUS, ODUS and CCWC. AWR’s assets, revenues and operations are primarily those of GSWC.

FBWS operates the water and wastewater systems at Fort Bliss located near El Paso, Texas pursuant to the terms of a 50-year contract with the U.S. Government effective October 1, 2004. FBWS holds a Certificate of Public Convenience and Necessity from the Texas Commission on Environmental Quality (“TCEQ”). TUS took over the operation and maintenance of the water and wastewater systems at Andrews Air Force Base in Maryland on February 1, 2006 and commenced operation of these systems on that date pursuant to the terms of a 50-year contract with the U.S. Government. On December 14, 2005, the Maryland Public Service Commission (“MPSC”) determined it was in the public interest and consistent with Public Convenience and Necessity to conditionally approve the right of TUS to operate in accordance with the terms and conditions of the contract with the U.S. Government. ODUS assumed the operation and maintenance of the wastewater systems at Fort Lee in Virginia on February 23, 2006 and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia on April 3, 2006 and commenced operation and maintenance of these systems on those dates pursuant to the terms of 50-year contracts with the U.S. Government. The Virginia State Corporation Commission (“VSCC”) exercises jurisdiction over ODUS as a public service company.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its wholly-owned subsidiaries GSWC, ASUS (and its wholly owned subsidiaries, FBWS, TUS and ODUS) and CCWC (collectively referred to as “Registrant” or the “Company”) and are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. Investments in partially-owned affiliates are accounted for by the equity method when Registrant’s interest exceeds 20%. The preparation of these financial statements required the use of certain estimates by management in determining Registrant’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain prior-period amounts were reclassified to conform to 2006 financial statement presentation.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of its operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of December 31, 2006 and 2005. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed allocation factors. GSWC’s outstanding common stock is owned entirely by its parent, AWR.

Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC, ACC, TCEQ, MPSC, VSCC and the Federal Energy Regulatory Commission (“FERC”). The utility subsidiaries, GSWC and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation”. This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator.

Under SFAS No. 71, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2006 and 2005.

Property and Depreciation: GSWC and CCWC capitalize, as utility plant, the cost of additions, betterments and replacements of retirement units. Such cost includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable accumulated depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price is recorded as an acquisition adjustment within utility plant. At December 31, 2006, utility plant includes a net credit acquisition adjustment of $8.7 million, which is generally being amortized over 20 years. Depreciation is computed on the straight-line, remaining-life basis, based on depreciable plant as of the beginning of each year in accordance with Registrant’s ratemaking process. The aggregate provisions for depreciation for GSWC approximated 3% for its water distribution unit, and approximately 4% for its electric unit for the years 2006, 2005 and 2004. The aggregate provision for depreciation for CCWC was 3.7% for 2006 and 2.5% for 2005 and 2004. Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs are charged to the accumulated provision for depreciation.

Estimated useful lives of Registrant’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 55 years
Generation	20 years to 25 years
Other plant	7 years to 40 years

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Registrant would recognize an impairment loss only if the carrying value amount of a long-lived asset is not recoverable from its undiscounted cash flows. Impairment loss is measured as the excess of the carrying value over the fair market value of the long-lived asset. Management judgment is involved in both deciding if testing for recoverability is necessary and in estimating undiscounted cash flows. During the years ended December 31, 2006, 2005 and 2004, an impairment loss of approximately $317,000, $269,000 and $482,000, respectively, was recorded in “Other Operating Expenses” as a result of the disallowance of certain capital costs by the regulator. For the years ended December 31, 2006, 2005 and 2004, no other write-downs were required.

Goodwill: At December 31, 2006, Registrant had approximately $11.6 million of goodwill included in “Other Property and Investments”. The goodwill represents the difference between the aggregate purchase price and the fair value of CCWC’s net assets acquired in October 2000. Goodwill is reduced on an ongoing basis to reflect the total tax benefit realized from amortizing, for tax purposes, the excess of tax over book goodwill basis in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment at least annually on December 31 and more frequently if circumstances indicate that it may be impaired. The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value, using the terminal value method, of the related operations that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.  Current year analysis indicated no impairment.

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. The Company’s cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance is based on Registrant’s evaluation of the receivable portfolio under current conditions and review of specific problems and such other factors that, in our judgment, deserve recognition in estimating losses. Other accounts receivable consist of amounts due from third parties (non-customers) for various reasons including amounts due from contractors, amounts due under settlement agreements, and amounts due from the U.S. Government pursuant to awarded contracts to operate and maintain the water and wastewater systems at military bases.

Materials and Supplies: Materials and supplies are stated at the lower of cost or market. Cost is computed using average cost.

Interest: Interest on the construction of capital assets is generally not capitalized for financial reporting purposes as such policy is not followed in Registrant’s ratemaking process. Interest expense is generally recovered through the regulatory process as incurred.

Water and Electric Operating Revenues: GSWC and CCWC record water and electric utility operating revenues when the service is provided to customers. Revenues include amounts billed to customers on a cycle basis based on meter reading for services provided and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period. Actual usage may vary from this estimate. Flat-rate customers are billed in advance at the beginning of the service period. Revenue from flat-rate customers is deferred and adjustments are calculated to determine the revenue related to the applicable period.

Other Operating Revenues:  Revenues from non-regulated, operations and maintenance agreements are recognized when services have been rendered to companies, municipalities or the U.S. Government under such agreements. Revenues from long-term fixed-price construction contracts with the U.S. Government are recognized on the percentage-of-completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on contracts not yet completed.   The amount of revenue recognized is based on costs expended to date and is measured by the percentage of actual assets built to date (usually measured in feet) to estimated total asset for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Contract costs include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and overhead costs. Administrative and general costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.  Amounts expected to be earned/collected in the next 12-months have been classified as current.

Comprehensive Income:   Accumulated other comprehensive income (“OCI”) is reported as a separate component of shareholders’ equity. OCI includes an adjustment to the minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. This item is separately reported on the Consolidated Statement of Changes in Common Shareholders’ Equity. The accounting rules do not require that changes in the additional minimum pension liability adjustment be recorded in current period earnings, but rather they are recorded directly to equity through OCI. Expense recognition under the pension accounting rules is based upon long-term trends over the expected life of Registrant’s workforce. The charge to OCI would be restored through shareholders’ equity in future periods to the extent the fair market value of the plan assets exceed the accumulated benefit obligation.  As of December 31, 2006, Registrant adopted the provisions of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  See Note 10 for further details.

Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are capitalized and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding as Registrant receives recovery of these costs in rates.

Other Credits and Liabilities: For GSWC, advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installations for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main. After all refunds are made, any remaining balance is transferred to contributions-in-aid of construction. During 2006, approximately $4.2 million of advances that expired were transferred to contributions-in-aid of construction. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property. For CCWC, advances for construction represent amounts advanced by developers which are refundable over 10 to 20 years. Refund amounts under the CCWC contracts are based on annual revenues from the extensions, as authorized by the ACC.

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

During 2002, GSWC entered into block-forward power purchase contracts that qualify as derivative instruments under SFAS No. 133.  Contracts with Pinnacle West Capital Corporation (“PWCC”) became effective in November 2002 and do not qualify for designation as normal purchases and normal sales. Settlement of the contracts with PWCC occurred on a cash or net basis through 2006 and occurs by physical delivery through 2008.

On a monthly basis, the related asset or liability on these contracts is adjusted to reflect the fair market value at the end of the month. As this contract moves forward in time and is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized loss of $3.7 million as of December 31, 2006. A pretax unrealized loss of $7,071,000 and $136,000 was recognized for the years ended December 31, 2006 and 2004, respectively, resulting from decreases in energy prices.  A pretax unrealized gain of $5,445,000 was recognized for the year ended December 31, 2005.

In addition, the cash flows associated with the PWCC contract has been included as financing activities in the Statement of Cash Flows in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. For the years ended December 31, 2006, 2005 and 2004, Registrant has reflected in its Statement of Cash Flows approximately $2.7 million, $2.7 million and $2.0 million, respectively, related to the financing portion of the purchased power contracts with PWCC.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk.

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by Registrant. Rates available to Registrant at December 31, 2006 and 2005 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2006		2005
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$261,571	$299,529	$261,835	$301,447
Long-term debt—CCWC	6,865	6,521	7,205	6,883
Total AWR	$268,436	$306,050	$269,040	$308,330

Stock Options: Registrant has a Stock Incentive Plan and a Non-Employee Directors Stock Plan, which are described more fully in Note 11. Prior to January 1, 2006, Registrant applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock options which uses the intrinsic value method. Accordingly, no compensation expense for the Plans had been recognized for options granted at fair value at the date of grant. Prior to 2006, Registrant had also adopted the “disclosure-only” requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, Registrant adopted the provision SFAS No. 123R, “Share-Based Payment”. See Note 11 for further discussion.

If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options, net income and earnings per share for 2005 and 2004 would have been changed to the pro forma amounts indicated below.

(dollars in thousands except EPS)	2005	2004
Net income, as reported	$26,766	$18,541
Add: Stock-based compensation expense included in reported net income, net of tax	72	479
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(694)	(934)
Pro forma	$26,144	$18,086

Basic earnings per share:
As reported	$1.58	$1.19
Pro forma	$1.54	$1.16
Diluted earnings per share:
As reported	$1.57	$1.18
Pro forma	$1.54	$1.15

There were no material differences between the consolidated 2005 and 2004 pro forma disclosures for AWR and the 2005 and 2004 pro forma disclosures for GSWC.

New Accounting Pronouncements:  Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the recognition of compensation expense related to the fair value of stock-based compensation awards. See Note 11 for further details.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, Registrant is required to adopt it in the first quarter of 2007.  Any cumulative effects of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  Registrant is currently evaluating the potential impact of adopting FIN 48.

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

In September 2006, the FASB also issued SFAS No. 158. SFAS No. 158 requires that Registrant recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in its 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. Registrant adopted SFAS No. 158 effective December 31, 2006.  See Note 10 for further discussion.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures.  SAB No. 108 is effective as of the end of Registrant’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. Registrant implemented the new guidance of SAB No. 108 as of December 31, 2006. SAB No. 108 did not have any impact on Registrant’s results of operations or financial position.

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At December 31, 2006, Registrant had $8.8 million of regulatory assets not accruing carrying costs. Of this amount, $7.2 million relates to deferred income tax representing accelerated tax benefits previously flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated tax expense. In addition, there are other expenses that Registrant recovers in rates over a short period that do not provide for recovery of carrying costs. At December 31, 2006, $1.6 million was recorded as other regulatory assets for such expenses to be recovered.

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	As of December 31,
(In thousands)	2006	2005
GSWC
Supply cost balancing accounts	$17,321	$19,624
Supply cost memorandum accounts net under/(over)-collections	7,429	3,151
Costs deferred for future recovery on Aerojet case	21,313	21,109
Pensions and other postretirement obligations	22,815	—
Flow-through taxes, net (Note 9)	7,243	6,939
Electric transmission line abandonment costs	3,288	3,428
Asset retirement obligations	3,197	2,928
Low income balancing accounts	3,807	2,846
General rate case memorandum accounts	—	209
Refund of water right lease revenues	(3,565)	(6,474)
Other regulatory assets	2,126	1,245
Total GSWC	$84,974	$55,005
CCWC
Asset retirement obligations	$48	$44
Other regulatory assets/(liabilities)	(565)	(494)
Total AWR	$84,457	$54,555

Supply Cost Balancing and Memorandum Accounts:

Electric Supply Cost Balancing Account — Electric power costs incurred by GSWC’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $19.9 million at December 31, 2006. The balance in the electric supply balancing account is primarily impacted by: (i) a surcharge to decrease previously under-collected energy costs, (ii) changes in purchased energy costs, and (iii) changes in power system delivery costs.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 144,867,607, 135,165,573 and 137,857,398 kilowatt hours of electricity to its Bear Valley Electric division customers for the years ended December 31, 2006, 2005 and 2004, respectively.  As a result, the supply cost balancing account was reduced by approximately $3.0 million, $2.8 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $14.2 million of the under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge, based on electricity sales, to be sufficient for it to recover the amount of the under-collected balance incurred during the energy crisis by August 2011.  However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek recovery of any amounts not recovered through this surcharge.

The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of the 2001 settlement with the CPUC. The Bear Valley Electric division of GSWC is allowed to include up to a weighted average annual energy purchase cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account for purchased energy costs. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. During the years ended December 31, 2006 and 2005, there was no expense over the $77 per MWh cap because of increases in GSWC’s sales of surplus energy into the spot market. During the year ended December 31, 2004, GSWC expensed approximately $195,000 for costs over $77 per MWh.

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

In summary, for the years ended December 31, 2006, 2005 and 2004, the under-collection decreased by approximately $1.2 million, $1.8 million and $528,000, respectively.

Water Supply Cost Memorandum/Balancing Accounts — All water utilities regulated by the CPUC were required to seek review of under- and over- collections by filing an advice letter annually and to reduce the utility’s recovery of such expenses by the amount exceeding the authorized rate of return. Upon approval by the CPUC, the memorandum accounts are transferred to water supply cost balancing accounts.  On April 13, 2006, the CPUC approved a decision eliminating the earnings test that limited recovery of expenses recorded in these accounts. The decision also eliminated the need to make an annual filing. Pursuant to this order, GSWC recognized a cumulative under-collection of approximately $636,000 to the supply cost memorandum account provisions in the second quarter of 2006 for the under-collected balances not recognized at March 31, 2006 and began recording under- and over- collections on a monthly basis thereafter commencing with the second quarter of 2006. For the years ended December 31, 2006, 2005 and 2004, approximately, $3.1 million and $6.4 million of under-collections and $2.9 million of over-collections, respectively, were recorded in the water supply cost memorandum/balancing accounts, net of amortization of approximately $1.1 million, $580,000 and $1.0 million, respectively.

GSWC filed advice letters with the CPUC in October 2006 for review of $2.0 million net under-collections of Region I’s  2005 and 2006 water supply cost memorandum account balance as of August 31, 2006 and its net balance after amortization of the 2001-2003 balancing account.  On January 3, 2007, the CPUC approved the advice letters as filed.  As a result, the total $2.0 million net under-collection was transferred to the water supply cost balancing account in January 2007.  There will be no impact to earnings in 2007 as this net under-collection was recorded as regulatory asset in 2006.

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

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period. At the time of the decision, approximately $15.1 million had been recorded as a non-yielding regulatory asset representing primarily the legal costs incurred at that time in connection with prosecuting the cases. The difference between the amount filed with the CPUC for recovery in rates and those recorded primarily relate to previously incurred carrying costs for certain capital investments required to restore the water supply. As a result of this decision, GSWC reflected an increase of approximately $6.2 million in its regulatory assets to include previously expensed carrying and other costs and recorded a corresponding pretax gain in its results of operations during the third quarter of 2005. In addition, GSWC was ordered to restore to the appropriate plant accounts by those amounts that were reimbursed by Aerojet pursuant to the settlement. This resulted in GSWC recording an approximate $1.0 million decrease to depreciation expense during the third quarter of 2005.

The following summarizes the impact of this decision on the Statement of Income for the year ended December 31, 2005:

Amount
Operating Expenses	Increase / (Decrease)
Power purchased for resale	$(31,230)
Other operating expenses	(459,415)
Administrative and general expenses	(16,963)
Depreciation and amortization	(992,232)
Total pre-tax impact to operating expenses	(1,499,840)

Interest
Interest expense	(5,084,551)
Interest income	(607,083)
Total net interest charges	(5,691,634)

Total impact to income from operations before income tax expense	$7,191,474
Impact to income tax expense	2,930,238
Total impact to net income	$4,261,236

A rate surcharge generating approximately $1.1 million and $270,000 was billed to customers during the years ended December 31, 2006 and 2005, respectively. GSWC will keep the Aerojet memorandum account open until it is fully amortized, but no longer than 20 years. However, no costs will be added to the memorandum account, other than on-going interest charges approved by the decision.  Pursuant to the decision, additional interest of approximately $1.1 million was added to the Aerojet litigation memorandum account during the year ended December 31, 2006.

It is management’s intention to offset any settlement proceeds from Aerojet that may occur pursuant to the settlement agreement against the balance in the memorandum account, with the exception of an $8.0 million payment guaranteed by Aerojet (for capital investments), with interest due GSWC, to be paid in full over 5 years, beginning in 2009. Pursuant to such settlement agreement, Aerojet has agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development. On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development, which represents a portion of the defined property, into the Arden Cordova service area and to provide water service to that new development. The City of Folsom filed a protest of GSWC’s advice letter on April 27, 2006. GSWC and the City of Folsom continue to negotiate a settlement of issues presented in their protest.  On January 30, 2007, the CPUC rejected the advice letter without prejudice, and invited GSWC to re-file the advice letter once the City of Folsom protest is resolved, or file an application for CPUC approval of the service territory expansion. GSWC cannot predict the outcome of the City’s protest nor the future development within Aerojet’s property.

Pensions and Other Postretirement Obligations:

As more fully discussed in Note 10, effective December 31, 2006, Registrant adopted SFAS No. 158. Because pensions and other postretirement costs have historically been recovered through rates, upon implementing SFAS No. 158, a regulatory asset has been recorded for the costs that would otherwise be charged to common shareholder’s equity in accordance with SFAS No. 158.

Electric Transmission Line Abandonment Costs:

The ability of GSWC to deliver purchased power to customers in its Bear Valley Electric service area is limited by the ability of the transmission facilities owned by Edison to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, GSWC and Edison agreed to settle this suit. Under the terms of the settlement agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison. Edison filed an application with the FERC for approval to treat the entire $5 million settlement payment as an abandoned project cost to be included in Edison’s wholesale tariff charged to GSWC.

GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of $38,137 to be included in Edison’s monthly tariff, discussed previously. The $1.4 million lump sum payment was recorded as a regulatory asset (electric transmission line abandonment costs) pending FERC approval of Edison’s application. FERC approved Edison’s application in August 2004 and as a result, GSWC transferred the $1.4 million lump sum payment to the electric supply cost balancing account. In addition, monthly payments of $38,137 per month made to Edison during the years ended December 31, 2006, 2005 and 2004 have also been included in the electric supply cost balancing account. Management believes that it is probable that the CPUC will permit GSWC to recover the rates authorized by and on file with FERC in connection with the Edison settlement.

Asset Retirement Obligations:

As more fully discussed in Note 3, effective January 1, 2003, Registrant adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Because retirement costs have historically been recovered through rates at the time of retirement, upon implementing SFAS No. 143, the cumulative effect was reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

Low Income Balancing Accounts:

This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s Region II and Region III to date and the California Alternate Rate for Energy program in GSWC’s electric division. These programs mandated by the CPUC provide a 15% discount for qualified low-income water customers and 20% for electric customers. The low income balancing account was established in May 2002 to track all the discounts and costs related to this program for future recovery in rates. The Company anticipates the discounts for low income families will eventually be incorporated in GSWC’s base rates to customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper. As part of the respective general rate case proceedings, GSWC filed for recovery of Region II’s and III’s low income balancing accounts.  In January 2007, the CPUC approved the recovery of $744,000 in Region III’s low income balancing account over a 12-month period effective January 1, 2007.

General Rate Case Memorandum Accounts:

Due to delays in the CPUC’s review and processing of the Region I and II general rate case applications, GSWC was authorized to collect interim rates in early 2004, subject to refund. In decisions issued in August 2004, the CPUC authorized new rates effective retroactive to January 1, 2004 for Region I and February 14, 2004 for Region II. GSWC was authorized to file an advice letter, which has been approved by the CPUC, to recover over a period of not less than one year, the difference between the interim rates authorized in January 2004 and February 2004, respectively, and the new rates authorized in the August 2004 decisions. As a result of these decisions, GSWC recorded approximately $2.2 million as a non-yielding regulatory asset with a corresponding increase to revenues during the third quarter of 2004. In January 2005, the CPUC approved the advice letter filing. The decision also changes the revenue requirement related to the adopted rates for the supply cost memorandum account and depreciation expense that were also retroactive to February 14, 2004 for Region II. The net impact of these changes did not have a material effect on Registrant’s earnings. The new rates went into effect in January 2005 and amortization of this regulatory asset began accordingly.  As of December 31, 2006, this regulatory asset has been fully amortized and recovered through rates.

Refund of Water Right Lease Revenues:

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, GSWC recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income, net of taxes, during the fourth quarter of 2003. A final amount of the refund was approved by the CPUC in June 2004 and GSWC adjusted its estimate to the approved refund amount of $5.2 million.  Refunds of approximately $592,000, $621,000 and $400,000 were provided to customers during the years ended December 31, 2006, 2005 and 2004, respectively. The refunds will be made over a 9-year period which commenced in June 2004.

Pursuant to the March 2004 CPUC order, the apportionment of any lease revenues that GSWC collects commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues received from the City of Folsom since January, 2004, inclusive of the balances in the regulatory liability accounts, in water system infrastructure and to include such investments in the rate base upon which GSWC earns a rate of return. As a result, GSWC transferred approximately $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into other operating revenues in the first quarter of 2006. GSWC also recorded additional other operating revenues of approximately $1.2 million reflecting lease revenues from the City of Folsom for the year ended December 31, 2006.

Outside Services Memorandum Account:

In April 2006, the CPUC approved GSWC’s Region II advice letter which requested recovery of the expenses recorded in the Outside Services Memorandum Account (“OSMA”), as of December 31, 2005. The decision authorized the recovery of this memorandum account to record costs incurred while working with the Water Replenishment District (“WRD”), WRD Technical Advisory Committee, Central and West Basin Municipal Water Districts, Metropolitan Water District, West Basin Water Association and Central Basin Water Association on water supply reliability and rate-related issues in Region II. GSWC incurred approximately $374,000 and $345,000 in the OSMA in 2004 and 2005, respectively. GSWC sought and received authorization to amortize the cumulative total of approximately $719,000 over a 12-month period through customer rates. Accordingly, GSWC recorded a regulatory asset for this amount in April of 2006 with an offset and reduction to outside legal services recorded in administrative and general expenses during the second quarter of 2006. A surcharge went into effect in April of 2006 and accordingly, GSWC began amortizing the OSMA account. Revenues of approximately $485,000 were received from customers during the year ended December 31, 2006 relating to this surcharge. GSWC also booked the amortization for these amounts received to its OSMA memorandum account; therefore, there was no net impact on earnings. The surcharge will be in place for a 12-month period from the effective date.

CCWC Other Regulatory Assets/Liabilities:

Fountain Hills Sanitary District (“FHSD”) is a political subdivision of the State of Arizona that provides sanitary sewer service to customers residing within CCWC’s water service area. In connection with its sanitary system, FHSD constructed a recharge system whereby it recharges treated effluent through multiple injection wells. In order for FHSD to secure an Aquifer Protection Permit for its recharge system, FHSD requested CCWC to permanently cease using one of its wells. As a possible replacement for this well, FHSD constructed a new well adjacent to the community center (“Community Center Well”). However, this well was not able to produce an equivalent amount of water to CCWC’s well that was taken out of production. Accordingly, in February 2005, CCWC entered into an agreement with FHSD whereby CCWC agreed to permanently remove from service this well and in return CCWC received a settlement fee of $1,520,000 from FHSD. Pursuant to the agreement, CCWC agreed to: (i) permanently remove from service and cap this well, and cap another well which had never been used as a potable source of supply, (ii) relinquish any legal claim or interest that CCWC may otherwise possess in the Community Center Well, and (iii) grant an option to FHSD to acquire one of the wells at a future date at fair market value. The removal of these two wells from service did not have a significant impact on CCWC’s water supply. For the year ended December 31, 2005, CCWC recognized a net gain of $760,000 related to this settlement agreement and has established a regulatory liability for the remaining $760,000 pending ACC review of this matter.

Note 3 — Utility Plant

The following table shows Registrant’s utility plant by major class (in thousands):

	GSWC		AWR
	December 31,		December 31,
	2006	2005	2006	2005
Water
Land	$17,204	$15,837	$17,476	$16,109
Source of water supply	54,805	52,278	59,771	57,123
Pumping	123,505	109,230	126,829	112,454
Water treatment	47,241	41,122	55,517	49,332
Transmission and distribution	557,255	520,375	589,568	550,923
General	84,709	81,116	87,649	83,530
	884,719	819,958	936,810	869,471
Electric
Transmission and distribution	44,422	42,650	44,422	42,650
Generation	12,796	12,768	12,796	12,768
General	6,885	5,968	6,885	5,968
	64,103	61,386	64,103	61,386

Less — accumulated depreciation	(271,716)	(246,649)	(286,951)	(259,915)

Construction work in progress	34,438	38,334	36,639	42,283

Net utility plant	$711,544	$673,029	$750,601	$713,225

Asset Retirement Obligations:

Effective January 1, 2003, Registrant adopted SFAS No. 143, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be destroyed and filled at the time of removal. As such, the regulated subsidiaries of AWR incur asset retirement obligations. Retirement costs have historically been recovered through rates at the time of retirement. Accordingly, at implementation of SFAS No. 143, the cumulative effect was reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet. With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as these assets either have indefinite lives or there is no legal obligation to retire the asset.  In 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which had no impact on Registrant’s asset retirement obligations.

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

The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations, which is included in “Other Credits” on the balance sheets as of December 31, 2006 and 2005:

Asset Retirement Obligation (in thousands):	GSWC	CCWC	Total
Obligation at December 31, 2004	$3,253	$42	$3,295
Additional liabilities incurred in 2005	84	—	84
Liabilities settled in 2005	(580)	—	(580)
Accretion	374	4	378
Obligation at December 31, 2005	$3,131	$46	$3,177
Additional liabilities incurred in 2006	22	—	22
Liabilities settled in 2006	(78)	—	(78)
Accretion	340	3	343
Obligation at December 31, 2006	$3,415	$49	$3,464

Note 4 — Military Privatization

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. Government to operate and maintain the water and wastewater systems at various military bases pursuant to 50-year fixed price contracts, subject to periodic price re-determination.  On October 1, 2004, FBWS commenced operation of the water and wastewater systems at Fort Bliss pursuant to the terms of the 50-year contract with the U.S. Government. Title of the water and wastewater assets passed to FBWS effective October 1, 2004 with a purchase price of approximately $95 million for the water and wastewater systems.  Similarly, on February 1, 2006, TUS commenced operation of the water and wastewater systems at Andrews Air Force Base in Maryland pursuant to the terms of a 50-year contract with the U.S. Government.  On February 23, 2006, ODUS commenced the operation and maintenance of the wastewater systems at Fort Lee in Virginia pursuant to the terms of a 50-year contract with the U.S. Government.  On April 3, 2006, ODUS also commenced operation of the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia pursuant to the terms of a 50-year contract with the U.S. Government. FBWS, TUS and ODUS are referred to herein as the “Military Utility Privatization Subsidiaries”.

Under the economics of the arrangements with the U.S. Government, each of the Military Utility Privatization Subsidiaries should recover 100% of their investment in the assets of the water and wastewater systems acquired at the time of execution of the operation and maintenance agreements for each of the bases under the terms of the applicable 50-year service contracts. A capital investment recovery charge in an amount equal to the payments due under the purchase obligation is paid to the Military Utility Privatization Subsidiaries by the U.S. Government as a result of the purchase of the systems. Accordingly, Registrant recorded the purchase price obligation as a liability offset with a receivable of the same amount, therefore, not impacting Registrant’s financial position. The amounts charged by the Military Utility Privatization Subsidiaries for water and wastewater services at the respective military bases are based upon the terms of the 50-year contract between the Military Utility Privatization Subsidiaries and the U.S. Government. Under the terms of these agreements, the Military Utility Privatization Subsidiaries agreed to own, operate and maintain the water and wastewater systems at the respective bases for a net fixed price for operation and maintenance, and for an amount to cover renewals and replacements per month for the first two years of the contract.  Under the terms of each of these contracts, prices must be re-determined at the end of the initial two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.

The fixed price for operation and maintenance is recorded in revenues on a monthly basis as the services are performed.  The fixed price received monthly for renewals and replacements on the water and wastewater systems includes a profit that is recognized on the percentage-of-completion method as the individual capital projects are completed.  From time to time, the U.S. Government may modify the original contract to include special construction projects.  Revenues from these construction contracts with the U.S. Government are recognized on the percentage-of-completion method of accounting.

The contracts may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. Government or as a result of default or nonperformance by the Military Utility Privatization Subsidiaries.  In either event, each of the Military Utility Privatization Subsidiaries should be entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. Government at the time of termination as provided in each of the contracts.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. Costs and estimated earnings on uncompleted contracts and amounts due from the U.S Government as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Costs incurred on uncompleted contracts	$3,890	$1,770
Estimated earnings	1,182	—
	5,072	1,770
Less: Billings to date	(4,620)	(3,977)
	$452	$(2,207)

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,495	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,043)	(2,207)
	$452	$(2,207)
Amounts billed and due from the U.S. Government included under the following caption:
Other accounts receivable (1)	$7,329	$4,187

(1) Includes an unbilled amount of $433,300 on completed contracts expected to be billed over the next 12-months.

In December 2006, FBWS finalized an agreement with the U.S. Government for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas.  The $19.8 million project is a firm-fixed price contract, subject to change orders if significant issues are encountered during construction that would increase the overall cost of the project. The U.S. Government will make periodic payments to FBWS under the contract. The project is scheduled to be completed by August 15, 2007. This construction project is supplemental to FBWS’s 50-year contract with the U.S. Government to manage the entire water and wastewater systems at Fort Bliss. Revenues from this agreement are expected to be recognized on the percentage-of-completion method.

Note 5 — Earnings Per Share and Capital Stock

In accordance with EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, Registrant uses the “two-class” method of computing earnings per share (“EPS”). The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares (the “Common Shares”) that have been issued under AWR’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

	Basic	For The Years Ended December 31,
	(in thousands, except per share amounts)	2006	2005	2004
	Net income	$23,081	$26,766	$18,541
Less: (a)	Distributed earnings to common shareholders	15,410	15,100	13,882
	Distributed earnings to participating securities	312	—	—
	Undistributed earnings	7,359	11,666	4,659

	(b) Undistributed earnings allocated to common shareholders	7,213	11,368	4,659
	Undistributed earnings allocated to participating securities	146	298	—

	Total income available to common shareholders, basic (a)+(b)	$22,623	$26,468	$18,541

	Weighted average Common Shares outstanding, basic	16,934	16,778	15,633
	Basic earnings per Common Share	$1.34	$1.58	$1.19

Diluted EPS is based upon the weighted average number of Common Shares including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income. At December 31, 2006 and 2005 there were 604,751 and 684,304 options outstanding, respectively, under these Plans. At December 31, 2006 and 2005, there were also 48,178 and 31,200 restricted stock units outstanding, respectively. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Years Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Common shareholders earnings, basic	$22,623	$26,468	$18,541
Undistributed earnings for dilutive stock options (1)	146	—	—
Total common shareholders earnings, diluted	$22,769	$26,468	$18,541

Weighted average Common Shares outstanding, basic	16,934	16,778	15,633
Stock-based compensation (2)	167	31	30
Weighted average Common Shares outstanding, diluted	17,101	16,809	15,663
Diluted earnings per Common Share	$1.33	$1.57	$1.18

(1) Undistributed earnings allocated to participating securities were not included due to their antidilutive effect on diluted earnings per share.

(2) In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculation of diluted EPS, 604,751 stock options and 48,178 restricted stock units at December 31, 2006 were deemed to be outstanding in accordance with SFAS No. 128, “Earnings Per Share”. All of the stock options and restricted stock units at December 31, 2005 were included in the calculation of diluted EPS for the year ended December 31, 2005.

As more fully discussed below, Registrant has a Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an unsolicited, unfair offer to acquire the Company. The rights for Junior Participating Preferred Shares (the “Rights”) are exercisable based solely on “a non-market-based contingency”, and are not contingent upon the market price of the Company’s stock. Therefore, the shares that would be issued if the Rights are exercised are not included in the calculation of diluted earnings per share.

During the year ended December 31, 2006, Registrant issued 24,699 and 33,417 Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”) and the 401(k) Plan, respectively, for $2.1 million. There are 604,458 and 291,583 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan at December 31, 2006. Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and for investment purposes by participants. During the year ended December 31, 2005, Registrant issued 32,365 and 3,220 Common Shares under the Registrant’s Common Share DRP and 401(k) Plan, respectively, for $1.0 million.  During the year ended December 31, 2004, Registrant issued 45,262 and 44,588 Common Shares under the Registrant’s DRP and 401(k) Plan, respectively, for $3.4 million.  In addition, during the years ended December 31, 2006 and 2005, Registrant issued 192,470 and 4,491 Common Shares for approximately $4,419,000 and $102,000, respectively, as a result of the exercise of stock options. No cash proceeds received by AWR as a result of the exercise of these stock options have been distributed to any subsidiaries of AWR.

Furthermore, during the year ended December 31, 2006, Registrant repurchased in the open market 26,181 and 46,443 Common Shares, respectively, under the Registrant’s DRP and 401(k) Plan, which were used to satisfy the requirements of these plans and programs. During the year ended December 31, 2005, Registrant repurchased in the open market 26,554 and 62,015 Common Shares, respectively, under the Registrant’s DRP and 401(k) Plan, for the same reason.

AWR has Registration Statements on file with the Securities and Exchange Commission for issuance, from time to time, of Common Shares, Preferred Shares and/or debt securities.  AWR issued 1,400,000 shares at $25.26 per share on September 22, 2004 in a registered public offering and received proceeds of $33.4 million, net of underwriter fees and other issuance costs of $2.0 million. The proceeds recorded in Common Shares were reduced by direct issuance costs. Net proceeds from this sale were used to pay down short-term borrowings under AWR’s $75 million syndicated credit facility. On October 12, 2004, the underwriters partially exercised an over-allotment option for an additional 50,000 shares. AWR received proceeds of $1,212,500, which was net of underwriter fees of $50,500 from the issuance of these shares. As of December 31, 2006, $156.5 million was available for issuance of additional securities under these Registration Statements.

GSWC’s outstanding common stock is owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity. In September 2004, the Board of Directors approved the issuance of 10 additional GSWC Common Shares to AWR for $28.0 million. GSWC used the proceeds to pay down debt owed to AWR. In November 2004, the Board approved the issuance of 2 additional GSWC Common Shares to AWR for $7.1 million.

In 1998, the Board of Directors adopted a Shareholder Rights Plan (“Rights Plan”) and authorized a dividend distribution of one right (a “Right”) to purchase 1/1,000th of Junior Participating Preferred Share for each outstanding Common Share. The Rights Plan became effective in September 1998 and will expire in September 2008. The Rights Plan is designed to provide shareholders’ protection and to maximize shareholder value by encouraging a prospective acquirer to negotiate with the Board of Directors. Each Right represents a right to purchase 1/1000th of Junior Participating Preferred Share at the price of $120, subject to adjustment (the “Purchase Price”). Each Junior Participating Preferred Share is entitled to receive a dividend equal to 1,000 times any dividend paid on each Common Share and 100 votes per share in any shareholder election. The Rights become exercisable upon occurrence of a Distribution Date event. A Distribution Date event occurs if: (i) any person accumulates 15% of the then outstanding Common Shares, (ii) any person presents a tender offer which caused the person’s ownership level to exceed 15% and the Board determines the tender offer not to be fair to AWR’s shareholders, or (iii) the Board determines that a shareholder maintaining a 15% interest in the Common Shares could have an adverse impact on AWR or could attempt to pressure AWR to repurchase the holder’s shares at a premium.

Until the occurrence of a Distribution Date, each Right trades with the Common Share and is not separately transferable. When a Distribution Date occurs, AWR would distribute separately, Rights Certificates to Common Shareholders. The Rights would subsequently trade separately from the Common Shares and each holder of a Right, other than the acquiring person whose Rights will thereafter be void, will have the right to receive upon exercise at its then current Purchase Price that number of Common Shares having a market value of two times the Purchase Price of the Right. If AWR merges into the acquiring person or enters into any transaction that unfairly favors the acquiring person or disfavors AWR’s other shareholders, the Right becomes a right to purchase Common Shares of the acquiring person having a market value of two times the Purchase Price. The Board of Directors may determine that, in certain circumstances, a proposal, which would cause a distribution of the Rights, is in the best interest of AWR’s shareholders. Therefore, the Board of Directors may, at its option, redeem the Rights at a redemption price of $0.01 per Right.

Note 6 — Dividend Limitations

On January 30, 2007, AWR declared a regular quarterly dividend of $0.235 per Common Share. The dividend, totaling approximately $4.0 million, was paid on March 1, 2007 to common shareholders of record at the close of business on February 9, 2007. In 2006, 2005 and 2004, AWR paid quarterly dividends to the shareholders, totaling approximately $15.4 million or $0.910 per share, $15.1 million or $0.900 per share, and $13.9 million or $0.888 per share, respectively. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its GSWC subsidiary.

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $213.0 million was available to pay dividends to AWR as of December 31, 2006. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than ..6667 to 1. Dividends in the amount of $17,200,000, $16,000,000 and $15,750,000 were paid to AWR by GSWC in 2006, 2005 and 2004, respectively.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $108.6 million of retained earnings for AWR was available to pay dividends to common shareholders at December 31, 2006. Approximately $105.5 million was available from the retained earnings of GSWC to pay dividends to AWR. At December 31, 2006, ASUS was not allowed to pay dividends to AWR under the California tests.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to the maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $6.7 million was available to pay dividends to AWR at December 31, 2006. There were no dividends distributed from CCWC to AWR in 2006, 2005 or 2004.

Note 7 — Bank Debt

In June 2002, AWR established a $75 million syndicated credit facility that expired on June 5, 2005. In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Under the terms of this facility, either AWR or GSWC may obtain letters of credit for up to an aggregate of $20 million. GSWC has obtained letters of credit, in the aggregate amount of $11,181,000, including: (i) a letter of credit with a fee of 0.75%, which expires October 5, 2008, in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District, (ii) a letter of credit with an annual fee of 0.75%, which expires October 1, 2007, in the amount of $700,000 as security for the deductible in the Company’s business automobile insurance policy, (iii) a letter of credit with a fee of 0.75%, which expires October 5, 2008 in an amount of $585,000 as security for the purchase of power, and (iv) an irrevocable letter of credit in the amount of $3,600,000, which expires October 5, 2008, pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. There were no compensating balances required. Loans can be obtained at the option of Registrant and bear interest at rates based on credit ratings and Euro rate margins. At December 31, 2006, $32.0 million was outstanding under this facility, $1.6 million of which was used to fund AWR’s activities, $12.0 million of which was used to fund GSWC’s operations, $17.0 million was used to fund ASUS activities and $1.4 million was used to fund CCWC activities.

Registrant’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2006	2005	2004
Balance Outstanding at December 31,	$32,000	$27,000	$45,000
Interest Rate at December 31,	6.11%	5.13%	3.16%
Average Amount Outstanding	$27,786	$43,468	$48,148
Weighted Average Annual Interest Rate	5.77%	4.04%	2.09%
Maximum Amount Outstanding	$33,000	$60,000	$60,000

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

Note 8 — Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures. The Company summarizes its long-term debt in the Statements of Capitalization. GSWC has no mortgage debt, and leases and other similar financial arrangements are not material. No new long-term debt was issued in 2006.  On October 11, 2005, CoBank, ACB (“CoBank”), purchased a 5.87% Senior Note due December 20, 2028 (the “Note”) in the aggregate principal amount of $40,000,000 from GSWC.

Private placement notes in the amount of $28 million were issued pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, under the terms of the $40,000,000 senior note issued to CoBank, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of .6667 to 1 or a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of more than 8 to 1. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties.

Redemption of certain long-term debt issues outstanding as of December 31, 2006 and 2005 can be made in whole or in part at the option of GSWC subject to redemption schedules embedded in the agreements particular to each issue. With the exception of the 9.56% Notes and the Senior Note issued to Co-Bank, the redemption premiums in effect for 2006 and 2005 range up to 6.3% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The 5.87% Senior Note is subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%.

CCWC has long-term Industrial Development Authority Bonds (“IDA Bonds”). Substantially all of the utility plant of CCWC is pledged as collateral for its IDA Bonds. The Bond Agreement, among other things, (i) requires CCWC to maintain certain financial ratios, (ii) restricts CCWC’s ability to incur additional debt, make liens, sell, lease or dispose of assets, merge with another corporation, and pay dividends, and (iii) requires CCWC to establish a debt service reserve fund held in trust for future payments, which totaled approximately $658,000 and $657,000 as of December 31, 2006 and 2005, respectively.

AWR - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $603,000, $608,000, $637,000, $695,000, $722,000 and $265,171,000 for the five years ending December 31, 2007 through 2011 and thereafter, respectively.

GSWC - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $323,000, $308,000, $327,000, $365,000, $377,000 and $259,871,000 for the five years ending December 31, 2007 through 2011 and thereafter, respectively.

Note 9 — Taxes on Income

Registrant provides deferred income taxes for temporary differences under SFAS No. 109, “Accounting for Income Taxes,” for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements. The most significant items are the tax effects of accelerated depreciation, the supply cost balancing accounts, and advances for, and contributions-in-aid-of-, construction. SFAS No. 109 also requires that rate-regulated enterprises record deferred income taxes for temporary differences given flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Given that the CPUC has consistently permitted the recovery of flowed-through tax effects, GSWC has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities (Note 2). Deferred investment tax credits are amortized ratably to the deferred tax provision over the lives of the property giving rise to the credits.

GSWC is included in AWR’s consolidated federal income tax and combined state franchise tax returns. GSWC’s federal tax liability is computed as if it filed a separate return, and its state tax liability is computed in a manner consistent with its adopted method for regulatory purposes, which is computed separately from AWR and its subsidiaries.

Note 9 — Taxes on Income (Continued)

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. During the second quarter of 2005, the recognition of the federal benefit of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the benefit to the subsequent tax year.  This reduced income tax expense by approximately $210,000 for the year ended December 31, 2006 as compared to increasing income tax expense by approximately $1.4 million for the year ended December 31, 2005.

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at
December 31, 2006 and 2005 were:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2006	2005	2006	2005
Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes	$1,942	$1,991	$1,942	$1,991
Regulatory-liability-related: California Corporation Franchise Tax	2,099	2,367	2,099	2,367
Accrued regulatory liabilities	1,453	2,638	1,453	2,638
Unrealized loss	1,489	—	1,489	—
Contributions and advances	11,989	10,075	10,317	10,039
Other nonproperty related	—	1,092	—	2,463
	$18,972	$18,163	$17,300	$19,498
Deferred tax liabilities:
Fixed assets	$(59,398)	$(56,588)	$(56,754)	$(53,836)
Regulatory-asset-related: depreciation and other	(11,284)	(11,297)	(11,284)	(11,297)
California Corporation Franchise Tax	(131)	(394)	(30)	(281)
Other property related	(614)	(569)	(650)	(591)
Unrealized gain	—	(1,392)	—	(1,392)
Other nonproperty related	(3,137)	—	(210)	—
Balancing and memorandum accounts	(11,972)	(10,703)	(11,972)	(10,703)
Deferred charges	(8,054)	(5,283)	(8,054)	(5,283)
	(94,590)	(86,226)	(88,954)	(83,383)
Accumulated deferred income taxes — net	$(75,618)	$(68,063)	$(71,654)	$(63,885)

The current and deferred components of income tax expense were as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Current
Federal	$7,641	$4,935	$3,971
State	3,095	2,626	3,623
Total current tax expense	$10,736	$7,561	$7,594

Deferred
Federal	$4,984	$13,100	$7,196
State	(39)	1,079	(1,325)
Total deferred tax expense	4,945	14,179	5,871
Total income tax expense	$15,681	$21,740	$13,465

	GSWC
	Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Current
Federal	$7,773	$6,349	$6,000
State	3,433	3,080	4,135
Total current tax expense	$11,206	$9,429	$10,135

Deferred
Federal	$5,025	$12,153	$6,482
State	(95)	991	(1,061)
Total deferred tax expense	4,930	13,144	5,421
Total income tax expense	$16,136	$22,573	$15,556

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2006	2005	2004
Federal taxes on pretax income at statutory rate	$13,567	$16,977	$11,202
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	1,814	3,805	1,506
Flow through on fixed assets	375	412	322
Investment tax credit	(91)	(91)	(91)
Other — net	16	637	526
Total income tax expense	$15,681	$21,740	$13,465
Pretax income	$38,762	$48,506	$32,006
Effective income tax rate	40.5%	44.8%	42.1%

	GSWC
	Year Ended December 31,
(dollars in thousands, except percent)	2006	2005	2004
Federal taxes on pretax income at statutory rate	$13,788	$17,640	$12,763
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	2,006	4,048	2,020
Flow through on fixed assets	375	412	322
Investment tax credit	(91)	(91)	(91)
Other — net	58	564	542
Total income tax expense	$16,136	$22,573	$15,556
Pretax income	$39,394	$50,401	$36,467
Effective income tax rate	41.0%	44.8%	42.7%

Note 10 — Employee Benefit Plans

Pension and Postretirement Medical Plans:

Registrant maintains a pension plan (the “Plan”) that provides eligible employees (those aged 21 and older, with at least one year of service) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vesting service. The normal retirement benefit is equal to 2% of the five highest consecutive year’s average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option; however, for terminations on or after January 1, 2004, the early retirement provisions changed to increase benefits under the Plan for employees who retire prior to age 65. The eligibility requirements for early retirement are age 55 and 5 years of vesting service. This Plan amendment increased Registrant’s annual pension cost by approximately 5%. Annual contributions are made to the Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”).

Registrant also provides all active employees hired before February of 1995 medical, dental and vision care benefits through a medical insurance plan. Eligible employees, who retired prior to age 65, and/or their spouses, were able to retain the benefits under the plan for active employees until reaching age 65. Eligible employees upon reaching age 65, and those eligible employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit. Registrant’s postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

At December 31, 2006, Registrant had 862 participants in the Plan of which 488 were active, 206 were retired and 168 were disabled or term had vested. Approximately 75 of these are employees subject to collective bargaining arrangements.  Also, at December 31, 2006, Registrant had 384 participants in the postretirement medical plan of which 271 were active, 16 were disabled and 97 were retired.  Average active participant age was 49.7 years.

In September 2006, the FASB issued SFAS No. 158, which requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets. Under SFAS No. 158, any actuarial gains and losses, prior service costs and transition assets or obligations that were not recognized under previous accounting standards must be recognized in OCI under shareholders’ equity, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 does not change how net periodic pension and postretirement costs are accounted for and reported in the income statement. Registrant adopted the provisions of SFAS No. 158 effective December 31, 2006. In accordance with SFAS No. 71, Registrant has established a regulatory asset for the amounts otherwise chargeable to OCI that are expected to be recovered through rates in future periods. The changes in actuarial gains and losses, prior service costs and transition assets or obligations pertaining to the regulatory asset will be recognized as an adjustment to the regulatory asset account as these amounts are recognized as components of net periodic pension costs each year. The following table discloses the incremental effect of applying the provisions of SFAS No. 158 (and SFAS No. 71) to individual line items in the balance sheet as of December 31, 2006.

(in thousands)	Before Application of SFAS No 158	SFAS No. 158 Adjustments	SFAS No. 71 Regulatory Adjustments	Adjusted Balance
Assets:
Regulatory and Other Assets
Regulatory assets	$61,871	$—	$22,815	$84,686
Other (includes intangible asset)	7,796	(1,506)	—	6,290
Total assets	$915,646	$(1,506)	$22,815	$936,955

Capitalization and Liabilities:
Capitalization
Accumulated other comprehensive income (loss), net	$(180)	$(13,339)	$13,519	$—
Total equity	283,554	(13,339)	13,519	283,734
Total capitalization	551,387	(13,339)	13,519	551,567
Other Credits
Deferred income taxes	80,603	(9,172)	9,296	80,727
Accrued pension and other postretirement benefits	10,037	21,005	—	31,042
Total other credits	278,356	11,833	9,296	299,485
Total capitalization and liabilities	$915,646	$(1,506)	$22,815	$936,955

The following table sets forth the Plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued postretirement liability at December 31, 2006 and 2005:

	Pension Benefits		Postretirement Medical Benefits
(dollars in thousands)	2006	2005	2006	2005
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$83,186	$70,833	$11,354	$10,858
Service cost	3,854	3,734	414	399
Interest cost	4,680	4,350	623	585
Actuarial (gain)/loss	(3,265)	6,309	(252)	(245)
Benefits paid	(2,377)	(2,040)	(338)	(243)
Projected benefit obligation at end of year	$86,078	$83,186	$11,801	$11,354
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$56,602	$51,230	$4,493	$3,923
Actual return of plan assets	5,607	3,074	421	59
Employer contributions	4,414	4,338	796	754
Benefits paid	(2,377)	(2,040)	(338)	(243)
Fair value of plan assets at end of year	$64,246	$56,602	$5,372	$4,493
Reconciliation of Funded Status:
Funded status	$(21,832)	$(26,584)	$(6,429)	$(6,861)
Unrecognized transition obligation	N/A	—	N/A	3,772
Unrecognized net loss	N/A	22,985	N/A	2,977
Unrecognized prior service cost	N/A	1,320	N/A	(2,030)
Accrued pension cost	$(21,832)	$(2,279)	$(6,429)	$(2,142)

Amounts recognized on the balance sheets:
For years prior to adoption of SFAS No. 158:
Accrued benefit liability	$ N/A	$(9,600)	$ N/A	$(2,142)
Intangible assets	N/A	1,320	N/A	N/A
Accumulated other comprehensive loss	N/A	6,001	N/A	N/A
For years after the adoption of SFAS No. 158:
Current liabilities	—	N/A	—	N/A
Non-current liabilities	(21,832)	N/A	(6,429)	N/A
Net amount recognized	$(21,832)	$(2,279)	$(6,429)	$(2,142)
Amounts recognized in regulatory assets and accumulated other comprehensive loss consist of:
For years prior to adoption of SFAS No. 158:
Accumulated other comprehensive loss	$ N/A	$6,001	$ N/A	$ N/A
For years after the adoption of SFAS No. 158:
Initial net obligation	N/A	N/A	3,353	N/A
Prior service cost (credit)	1,158	N/A	(1,831)	N/A
Net loss	16,910	N/A	2,328	N/A
Regulatory assets	18,068	N/A	3,850	N/A
Intangible assets	N/A	1,320	N/A	—
Unfunded accrued pension cost	3,764	2,279	2,579	2,142
Net liability recognized	$21,832	$9,600	$6,429	$2,142

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$86,078	$83,186	$11,801	$11,354
Accumulated benefit obligation	69,472	66,202	N/A	N/A
Fair value of plan assets	64,246	56,602	5,372	4,493
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.95%	5.75%	5.80%	5.55%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

In accordance with ratemaking, Registrant capitalizes a portion of its pension and other postretirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and postretirement benefits cost, before allocation to the overhead pool, for 2006, 2005, and 2004 are as follows:

	Pension Benefits			Postretirement Medical Benefits
(dollars in thousands)	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefits Cost:
Service cost	$3,854	$3,734	$2,896	$414	$399	$388
Interest cost	4,680	4,350	3,743	623	585	585
Expected return on plan assets	(3,959)	(3,686)	(3,335)	(190)	(176)	(253)
Amortization of transition	—	—	—	419	419	419
Amortization of prior service cost	163	163	163	(199)	(199)	(199)
Amortization of actuarial loss	1,162	1,250	514	166	141	127
Net periodic pension cost**	$5,900	$5,811	$3,981	$1,233	$1,169	$1,067

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.75%	5.75%	6.25%	5.55%	5.75%	6.25%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

* 7.0% for union plan, 4.2% for non-union, net of income taxes in 2006, 2005 and 2004

**A decrease in the discount rate from 5.75% to 5.55% in 2006 resulted in an increase in postretirement benefits.  A decrease in the discount rate from 6.25% to 5.75%, and the update of mortality rate tables resulted in increases in pension and other postretirement benefits in 2005 compared to 2004.

Plan Funded Status:

Registrant’s pension plan was underfunded at December 31, 2006 and 2005 due to an increase in the present value of pension obligations. Prior to the adoption of SFAS No. 158, at December 31, 2005, the ABO of the Plan exceeded the related fair value of plan assets at the measurement date. Registrant’s market related value of plan assets is equal to the fair value of plan assets. In accordance with accounting standards, Registrant’s balance sheets included an additional minimum liability, with a corresponding charge to an intangible asset and shareholders’ equity for 2005 (through a charge to OCI). This charge to OCI was reclassified in 2006 to a regulatory asset upon adoption of SFAS No. 158. The increase in the additional minimum pension liability adjustment of $2.7 million in 2005 compared to 2004 was primarily due to an increase in the ABO resulting from the passage of time and the use of updated mortality tables.

Plan Assets:

The assets of the pension and postretirement medical plans are managed by a third party trustee. The investment policy allocation of the assets in the trust was approved by Registrant’s Administrative Committees for the Pension and Retiree Medical Funds, which has oversight responsibility for all retirement plans.  Registrant’s pension and postretirement plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Pension Benefits		Postretirement Medical Benefits
Asset Category	2006	2005	2006	2005
Actual Asset Allocations:
Equity securities	60%	51%	44%	46%
Debt securities	32%	39%	27%	31%
Cash equivalents	7%	7%	29%	23%
All other	1%	3%	0%	0%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s stock as of December 31, 2006. Equity securities include AWR’s stock in the amount of $909,770 (1.6% of total plan assets) as of December 31, 2005.

	Pension Benefits	Postretirement Medical Benefits
Target Asset Allocations for 2007:
Equity securities	60%	44%
Debt securities	37%	27%
Cash equivalents	3%	29%
Total	100%	100%

Plan Contributions:

During 2006, Registrant contributed $4,414,000 and $795,000 to its pension and postretirement medical plans, respectively. Registrant currently expects to contribute, at a minimum, $4,409,000 and $800,000 to pension and postretirement medical plans in 2007, respectively. Registrant may make additional contributions into its pension plan in 2007 depending on how the funded status of these plan changes and also depending on the outcome of proposed changes to the funding regulations currently being considered by the United States Congress.

Benefit Payments:

Registrant’s estimated future benefit payments at December 31, 2006 are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2007	$2,588	$494
2008	2,890	583
2009	3,160	641
2010	3,427	722
2011	3,778	778
2012-2016	25,091	4,533
Total	$40,934	$7,751

Medicare Modernization Act:

In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP FAS 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Modernization Act”), to employers that sponsor postretirement health care plans which provide prescription drug benefits and supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. Registrant’s postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

Assumptions:

Certain actuarial assumptions, such as the discount rate, long-term rate of return on plan assets and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

Discount Rate — The assumed discount rate for pension and postretirement medical plans reflects the market rates for high-quality corporate bonds currently available. Registrant’s discount rates were determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.0% long-term rate of return on assets assumption.

Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates. Registrant may invest such funds in qualified instruments to achieve the desired return objective and minimize recovery through rates. During 2005, the Registrant invested the funds in the postretirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the pension plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7.0% long-term rate of return on assets assumption.

Healthcare Cost Trend Rate — A sliding scale for assumed health care cost increases was used for the periods presented. In 2006, health care cost increases started at 9.0% grading down to 5.0% in 10 years for those under age 65, and at 10.5% grading down to 5.0% in 10 years for post 65. In 2005, health care cost increases started at 10.5% grading down to 5.0% in 10 years for those under age 65, and at 11.5% grading down to 5.0% in 10 years for post 65. In 2004, health care cost increases started at 12.0% grading down to 5.0% in 10 years for those under age 65, and at 14.0% grading down to 5.0% in 10 years for post 65.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$95	$(82)
Effect on postretirement benefit obligation	$1,036	$(907)

Supplemental Executive Retirement Plan:

Registrant has a SERP that provides additional retirement benefits to certain key employees and officers of the Company by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended, and certain additional benefits. As of December 31, 2006 and 2005, the benefits are unfunded.

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

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2006 and 2005:

(dollars in thousands)	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,461	$1,979
Service cost	222	127
Interest cost	145	113
Plan amendments	133	—
Actuarial (gain)/loss	(163)	252
Benefits paid	(17)	(10)
Benefit obligation at end of year	$2,781	$2,461

Reconciliation of Funded Status:
Funded status	$(2,781)	$(2,461)
Unrecognized actuarial gain	N/A	(402)
Unrecognized prior service cost	N/A	1,463
Accrued pension cost	$(2,781)	$(1,400)

(dollars in thousands)	2006	2005
Amounts recognized on the balance sheets:
For years prior to adoption of SFAS No. 158:
Accrued benefit liability	$ N/A	$(1,748)
Intangible assets	N/A	348
For years after the adoption of SFAS No. 158:
Current liabilities	(18)	N/A
Non-current liabilities	(2,763)	N/A
Net amount recognized	$(2,781)	$(1,400)
Amounts recognized in regulatory assets and accumulated other comprehensive loss consist of:
For years prior to adoption of SFAS No. 158:
Accumulated other comprehensive loss	N/A	—
For years after the adoption of SFAS No. 158:
Prior service cost	1,441	N/A
Net gain	(544)	N/A
Regulatory assets	897	N/A
Intangible assets	N/A	348
Unfunded accrued pension cost	1,884	1,400
Net liability recognized	$2,781	$1,748

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.90%	5.65%
Salary assumption	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2006, 2005, and 2004 are as follows:

(dollars in thousands)	2006	2005	2004
Components of Net Periodic Benefits Cost:
Service cost	$222	$127	$126
Interest cost	145	113	122
Amortization of actuarial gain	(21)	(38)	(25)
Amortization of prior service cost	154	149	149
Net periodic pension cost	$500	$351	$372

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.65% / 6.20%	5.75%	6.25%
Salary assumption	4.00%	4.00%	4.00%

Benefit Payments:

Registrant’s estimated future benefit payments for the SERP at December 31, 2006 are as follows (in thousands):

2007	$18
2008	18
2009	158
2010	157
2011	155
2012-2016	1,159
Total	$1,665

401(k) Investment Incentive Program:

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and, for 2006, 2005 and 2004, totaled $1,212,000, $1,160,000 and $1,118,000, respectively.

Note 11 - Stock Compensation Plans

Summary Description of Stock Incentive Plans

AWR currently has two primary stock incentive plans for employees and for non-employee directors: the 2000 Stock Incentive Plan (the “2000 Employee Stock Plan”) and the 2003 Non-Employee Directors Stock Plan (the “Directors Stock Plan”), more fully described below.

2000 Employee Stock Plan — AWR adopted the 2000 Employee Stock Plan at the annual meeting of shareholders in 2000 to provide stock-based incentive awards in the form of stock option, and restricted stock to employees as a means of promoting the success of the Company by attracting, retaining and aligning the interests of employees with those of shareholders generally. The 2000 Employee Stock Plan was amended in January 2006 to also permit the grant of restricted stock units. There are 1,050,000 Common Shares reserved for issuance under the 2000 Employee Stock Plan, approximately 277,300 of which remain available for issuance as of December 31, 2006. The 2000 Employee Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). For stock options, the Committee determines, among other things, the date of grant, the form, term, option exercise price, vesting and exercise terms of each option. Stock options granted by AWR have been in the form of nonqualified stock options, expire ten years from the date of grant, vest over a period of three years and are subject to earlier termination as provided in the form of option agreement approved by the Committee.

The option price per share is determined by the Committee at the time of grant, but may not be less than 100% of the fair market value of Common Shares on the date of grant. In addition, AWR may grant employees receiving a grant of stock options the right to receive cash dividends pursuant to the terms of a dividend equivalent rights agreement for a period of up to three years from the date of the option grant. For restricted stock, the Committee determines, among other things, the dividend, voting and other rights prior to vesting and the restrictions (which may be based on performance criteria, passage of time or other factors) imposed on the shares. For restricted stock units, the Committee determines, among other things, the vesting terms and form of pay-out. Each employee who receives a grant of a restricted stock unit is also generally entitled to dividend equivalent rights in the form of additional restricted stock units until vesting of the restricted stock units. The restricted stock units are a non-voting unit of measurement relative to one Common Share.

Directors Stock Plan — On May 20, 2003, the Board of Directors adopted the Directors Stock Plan, subject to shareholder approval. The shareholders approved the Directors Stock Plan at the May 2004 Annual Meeting. The Directors Stock Plan provides the non-employee directors with supplemental stock-based compensation and encourages them to increase their stock ownership in AWR. There are 250,000 Common Shares reserved for issuance under the Directors Stock Plan, approximately 165,400 of which remain available for issuance as of December 31, 2006. Pursuant to the Directors Stock Plan, non-employee directors are entitled to receive options at each annual meeting of shareholders commencing with the 2005 annual meeting of shareholders to purchase 3,000 Common Shares. AWR also granted options to each non-employee director at its annual shareholder meetings in 2003 and 2004 to purchase 1,000 Common Shares.  A non-employee director who becomes a director within six months after AWR’s last annual meeting is also entitled to receive options to purchase 3,000 Common Shares.  In addition, each non-employee director with no more than ten years of service with AWR is entitled to receive restricted stock units at each annual meeting in an amount equal to the then current annual retainer payable by AWR to each non-employee director divided by the fair market value of Common Shares on the last trading day prior to the annual meeting. All grants of stock options and restricted stock units are entitled to dividend equivalent rights payable in the form of additional restricted stock units under the terms of the Directors Stock Plan.

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

Change in Accounting Principle

Prior to January 1, 2006, Registrant accounted for share-based compensation to employees in accordance with APB No. 25, and related interpretations. Registrant also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Except for costs related to restricted stock units and restricted stock granted to directors and employees, no stock-based compensation cost was recognized in net income.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the recognition of compensation expense related to the fair value of stock-based compensation awards. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured by the Registrant at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Registrant elected to adopt the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

Effect of Stock-Based Compensation on Net Income

Prior to January 1, 2006, Registrant had previously adopted the “disclosure-only” provisions of SFAS No. 123, as amended by SFAS No. 148. See Note 1 for Registrant’s pro forma disclosures.

The following table presents share-based compensation expenses for the years ended December 31, 2006, 2005 and 2004 and included in administrative and general expenses in AWR and GSWC’s statements of income resulting from stock options, restricted stock and restricted stock units:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2006	2005	2004	2006	2005	2004
Stock-based compensation related to:
Stock options granted to employees and directors	$358	$—	$—	$336	$—	$—
Restricted stock units granted to employees	160	—	—	147	—	—
Restricted stock units granted to directors	28	123	799	28	123	799
Stock-based compensation recognized in the income statement, before taxes	546	123	799	$511	123	799
Income tax benefit (1)	(14)	—	—	—	—	—
Total stock-based compensation after income taxes	$532	$123	$799	$511	$123	$799

Tax effect upon adoption on:
Cash flows from operations	$(1,237)			$(1,235)
Cash flows from financing activities	$1,237			$1,235

Effect upon adoption on earnings per share:
Basic	$0.03			N/A
Diluted	$0.03			N/A

(1) A net income tax benefit is not reflected for GSWC, as its tax benefit recognition was fully offset by the recognition of a regulatory liability owing to the flow-through treatment of its compensatory expenses for regulatory purposes.

Compensation cost capitalized as part of utility plant for year ended December 31, 2006, was approximately $211,000 for AWR and GSWC. There were no compensation costs capitalized in 2005 and 2004.  In addition, pursuant to SFAS No. 123(R), dividend equivalent rights paid in cash in the amount of approximately $250,000 and $228,000 for AWR and GSWC, respectively, for the year ended December 31, 2006 were recognized as a reduction to retained earnings, net of tax benefit of approximately $113,000 and $104,000, respectively.

With the adoption of SFAS No. 123(R), Registrant elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS No. 123(R) on January 1, 2006 on a straight-line basis over the requisite (vesting) period for the entire award. Registrant did not recognize compensation expense for employee share-based awards for the years ended December 31, 2005 and 2004, when the exercise price of Registrant’s employee stock awards equaled the market price of the underlying stock on the date of grant. Registrant did recognize compensation expense under APB No. 25 relating to restricted stock units granted to directors. Non-vested stock options granted to employees prior to January 1, 2006 have terms that provide for the continuation of vesting upon termination of employment. Accordingly, these awards were deemed to be granted for past services from an accounting standpoint and any measured compensation cost was recognized in full in the pro forma disclosures at the date of grant. Therefore, upon implementation of SFAS No. 123(R), there was no remaining compensation cost to be recognized for these options granted prior to, but not yet vested as of January 1, 2006.

Valuation of Stock Options

Registrant estimated the fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Registrant’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Registrant’s expected annual dividend yield. Registrant believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Registrant’s stock options granted during the years ended December 31, 2006, 2005 and 2004. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock units and restricted stock was determined based on the closing trading price of Common Shares on the grant date.

The fair value of each option grant during the years ended December 31, 2006, 2005 and 2004 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Weighted-average fair value of option granted	$8.01 - $13.38	$5.63	$4.98
Risk-free interest rate	4.40% - 5.02%	3.93%	3.07%
Expected annual dividend yield	2.60% - 3.08%	3.68%	3.50%
Expected volatility factor	24.52% - 26.40%	26.23%	27.20%
Expected option term (in years)	6	7	5

Summary of key assumptions — The risk-free interest rate for periods equal to the expected term of the share option was based on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield reflects the current dividend rate at the date of grant. The stock volatility for each grant is measured using the weighted average of historical monthly and daily price changes of the Common Shares over the most recent period equal to the expected option life of the grant. For the year ended December 31, 2006, the option term on the employee grants was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options and is derived from the average midpoint between vesting and the contractual term, as described in SEC’s SAB No. 107, “Share-Based Payment.” The options granted to directors did not qualify as “plain-vanilla” and, therefore, option term was determined using historical data.  As permitted by SFAS No. 123(R), underlying assumptions used for stock options granted prior to January 1, 2006 were retained.

SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures was not material to the Company’s financial statements for the year ended December 31, 2006.

Stock Options — A summary of stock option activity as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	684,304	$24.31
Granted	112,917	34.90
Exercised	(192,470)	22.96
Forfeited or expired	—	—
Options outstanding at December 31, 2006	604,751	$26.71	7.16	$7,194,637
Options exercisable at December 31, 2006	347,972	$24.92	6.37	$4,677,148

The weighted-average grant-date fair value of options granted by Registrant during the year ended December 31, 2006 was $8.87.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the 2006 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2006. This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was approximately $2,823,000 and $39,000, respectively.

During the years ended December 31, 2006 and 2005, Registrant received approximately $4,419,000 and $102,000, respectively, in cash proceeds from the exercise of its stock options and realized approximately $1,237,000 and $16,000, respectively, of tax benefit for the tax deduction from awards exercised. As of December 31, 2006, approximately $448,000 of total unrecognized compensation cost related to outstanding stock options is expected to be recognized over a remaining period of 2.08 years.

Restricted Stock and Stock Units — A summary of the status of Registrant’s outstanding restricted stock units to employees and directors as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2006	31,166	$25.02
Granted	17,614	34.46
Vested	(602)	26.68
Forfeited	—	—
Restricted share units at December 31, 2006	48,178	$28.45

As of December 31, 2006, there was approximately $273,000 of total unrecognized compensation cost related to restricted stock units granted under Registrant’s employee and director’s stock plans. That cost is expected to be recognized over a remaining period of 2.08 years.

AWR has no restricted stock outstanding as of December 31, 2006.

Note 12 - Business Risks and Commitments

Registrant’s utility operations are engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues in 2006, which is about the same percentage as in 2005 and 2004. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, and general business conditions. Consumption increased in 2006 compared to 2005 due to changes in weather.  Consumption decreased in 2005 compared to 2004 due to near record rainfall in Southern California in 2005.

GSWC’s Water Supply:

GSWC obtains its water supply from its operating wells and purchases from others, principally the Metropolitan Water District of Southern California (“MWD”). The MWD is a public agency and quasi-municipal corporation created in 1928 by a vote of the electorates of several Southern California cities. MWD’s primary purpose was and is to provide a supplemental supply of water for domestic and municipal uses and purposes at wholesale rates to its member public agencies.  There are 26 member public agencies of MWD, consisting of 14 cities, 11 municipal water districts, and one county water authority.  Registrant has 42 connections to MWD’s water distribution facilities and those of other municipal water agencies, and, its combined MWD water purchases through 6 separate MWD member agencies total more than 75,000 acre feet annually.

MWD’s principal sources of water are the State Water Project and the Colorado River.  Other water users also use these sources of water.  Population growth has intensified demand among the various users for limited amounts of water.  In response, MWD continues to evaluate and develop a number of alternative waters supply options including conservation, groundwater storage and conjunctive use programs within MWD’s service area, water transfer and storage agreements, Diamond Valley Lake (an 810,000 acre feet surface storage reservoir), and, a variety of local projects and incentive programs to support increased investments in conservation, reclamation and brackish groundwater and seawater desalination.  Under MWD’s Integrated Resources Plan and implementing strategies, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.

On October 17, 2003, the Federal government, acting through the Bureau in its capacity as Colorado River watermaster, the State of California, and four Southern California water agencies, including MWD, reached an agreement, known as the Quantification Settlement Agreement (“QSA”).  The QSA allocates California’s annual 4.4 million acre-feet (“MAF”) share of the Colorado River among those agencies and provides the framework for accounting and transfers among them. Under the QSA, MWD will continue to have access to its base allotment of Colorado River water each year, as well as excess Colorado River water until October 2016, and up to 1.6 MAF of additional water that the Imperial Irrigation District proposes to conserve and sell to the state for use by MWD members.

To further meet its water supply needs, GSWC has contracts with various governmental entities and other parties to purchase water or water rights for an aggregate amount of $20.9 million. Included in this amount as of December 31, 2006 is $15.4 million that remains outstanding under purchase agreements with governmental entities which expire on an agreement by agreement basis commencing in 2008 through 2012. Each of these contracts contain minimum take or pay provisions with the terms and conditions varying under each contract. GSWC plans to continue to purchase and use at least the minimum water requirement under the respective contracts in the future. The amount of the remaining obligations was estimated based on current rates per acre-foot. These rates may be changed annually. Also included in the $20.9 million is a remaining commitment of $2.8 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC has an option to renew this agreement for 10 additional years. The remaining amount of $2.7 million is the aggregate commitment for purchased water with various third parties.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2006 are as follows, in thousands:

2007	$4,433
2008	2,512
2009	2,512
2010	2,512
2011	2,354
Thereafter	6,536
Total	$20,859

CCWC’s Water Supply:

CCWC obtains its water supply from two operating wells and from Colorado River water delivered by the Central Arizona Project (“CAP”). The majority of CCWC’s water supply is obtained from its CAP allocation and well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the well system in optimal operating condition.

CCWC has an assured water supply designation, by decision and order of the Arizona Department of Water Resources (“ADWR”), providing in part that, subject to its requirements, CCWC has a sufficient supply of groundwater and CAP water which is physically, continuously and legally available to satisfy current and committed demands of its customers, plus at least two years of predicted demands, for 100 years. On April 7, 2004 the ADWR issued a decision confirming that CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 9,828 acre-feet per year for a minimum of 100 years.

The Arizona Water Settlement Act was signed into law in December of 2004. This legislation provides for an additional CAP allocation to CCWC in the amount of 1,931 acre-feet per year. In order to receive this additional allocation, CCWC must enter into a revised contract with the Central Arizona Conservation District (the “District”). CCWC expects an agreement to be reached on this amendment during 2007. Once a revised contract with the District is executed, CCWC expects to apply to the ADWR to modify and increase its designation of assured supply from 9,828 acre-feet per year to 11,759 acre-feet per year. CCWC has entered into a commitment with the District to purchase the 1,931 acre-feet of water per year of additional CAP water rights for an estimated amount of $1.1 million as of December 31, 2006. The price will be subject to further adjustment and is expected to increase until a final written agreement is executed. In addition, CCWC has a long-term water supply contract with the District through September 2033, and is entitled to take 6,978 acre-feet of water per year from CAP. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.3 million as of December 31, 2006 with $195,000 paid each year.

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

Bear Valley Electric:

Most of the electric energy sold by GSWC to customers in its Bear Valley Electric customer service area is purchased from others. In March 2001, GSWC entered into a five-year nine-month, block forward purchase contract with Mirant Marketing to supply its Bear Valley Electric customer service area with 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. GSWC subsequently filed a complaint with the FERC seeking to reduce the rates in the Mirant Marketing contract to a just and reasonable price. The FERC has denied this complaint and GSWC has appealed this denial. In December 2006, the United States Court of Appeals for the Ninth Circuit issued an opinion granting the petition filed by GSWC for a review of the orders that the FERC issued.   The Court’s opinion remands the case back to the FERC, finding that the FERC applied the wrong legal standard and ignored relevant factors in denying GSWC’s complaint. The FERC can request a rehearing by the Court of Appeals.

In June 2001, GSWC also executed a three-year, block forward purchase agreement with PWCC for an additional 8 MWs of electric energy to meet Bear Valley Electric’s peak winter demands at a price of $75 per MWh for the first year, $48 per MWh for the second year and $36 per MWh for the third year.

Effective November 2002, GSWC entered into a series of purchase power contracts with PWCC. Under the agreements, GSWC exchanged 15 MWs of electric energy with PWCC at $74.65 per MWh that resulted in an upfront payment by PWCC of $20.35 per MWh for 15 MWs over the period beginning November 1, 2002 through December 31, 2006. This upfront payment was recorded as a reduction of purchased power costs that are included in the supply cost balancing account. In addition, 8 MWs of electric energy are also being sold to PWCC at the prices set forth in the June 2001 energy purchase agreement with PWCC, and 8 MWs are being purchased at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 through March 31, 2008 and for the period November 1, 2008 through December 31, 2008. Total commitments under these agreements amounted to $74.4 million, of which $24.0 million remains outstanding as of December 31, 2006, with approximately $12.0 million due each year through December 31, 2008.

The average minimum load at GSWC’s Bear Valley Electric customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating.

On July 17, 2002, the CPUC approved a settlement agreement reached among GSWC, all intervening parties and the then Office of Ratepayer Advocates of the CPUC, which permits GSWC to recover $77 per MWh of purchased power costs through rates, effective immediately thereafter. GSWC will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011, in its balancing account. To the extent GSWC’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. In 2004, approximately $195,000 was expensed. There was no expense in 2006 and 2005 over the $77 per MWh cap. As a result of the settlement, GSWC is also permitted to collect a surcharge of 2.2¢ per kilowatt hour from its customers for up to ten years commencing August 2001 to allow GSWC an opportunity to collect amounts remaining in its electric cost balancing account, with interest, incurred by GSWC during the energy crisis in 2000-2001.

GSWC owns a natural gas-fueled 8.4 MW generation facility that went on line during August of 2004, and should assist GSWC in controlling its spot purchase prices and in meeting increasing demand in its Bear Valley Electric customer service area.

The ability of GSWC to deliver purchased power to customers in its Bear Valley Electric service area is limited by the ability of the transmission facilities owned by Southern California Edison Company (“Edison”) to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, GSWC and Edison agreed to settle this suit. Under the terms of the agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison.

GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison an additional $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. In August 2004, the FERC approved Edison’s application and GSWC transferred the $1.4 million payment from the regulatory asset account to the electric supply cost balancing account. In addition, monthly payments totaling $38,137 per month made to Edison during the years ended December 31, 2006, 2005 and 2004 are also included in the electric supply cost balancing account.

Operating Leases:

Registrant leases equipment and facilities primarily for its Regional and District offices under non-cancelable operating leases with varying terms, provisions, and expiration dates. Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2006, 2005 and 2004, Registrant’s consolidated rent expense was approximately $2,634,000, $2,453,000 and $2,555,000, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2006 are as follows, in thousands:

2007	$1,964
2008	1,535
2009	668
2010	409
2011	325
Thereafter	159
Total	$5,060

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future minimum payments under long-term non-cancelable operating leases.

Note 13 - Contingencies

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

Registrant is unable to predict an estimate of the loss, if any, resulting from any of these suits or administrative proceedings.

Condemnation of Properties:

The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, however, the laws of the State of California also provide: (i) that the owner of utility property may contest whether the condemnation is actually necessary and in the public interest, and (ii) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken.

Although the City of Claremont, California located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of Registrant’s water system serving the City. The value was estimated in 2004 by the consultant at $40 - $45 million. GSWC disagrees with the City’s valuation assessment. As of December 31, 2006, management believes that the fair market value of the system exceeds the $39 million recorded net book value and also exceeds the consultant’s estimates of the Claremont water system.

On April 12, 2005, the Town Council of the Town of Apple Valley located in GSWC’s Region III, voted 5-0 to authorize Town staff to prepare a Request for Proposal for an evaluation of the feasibility and estimated cost of and a time frame for the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another utility serving the Town. On April 11, 2006 the Town Council unanimously decided to move forward with efforts to acquire all the water systems serving the Town, based on a study authorized by the Town Council. On July 25, 2006, the Town Council voted 4-0 to defer any further consideration of a takeover pending preparation by Town staff of financing options and costs to residents of any acquisition.  No time frame was set for staff to report back to the Council. On March 13, 2007, the Town Council voted 4-0 to discontinue any activity towards the takeover of the Apple Valley water systems.

Except for the City of Claremont and the Town of Apple Valley, Registrant has not been, within the last three years, involved in activities related to the condemnation of any of its water customer service areas or in its Bear Valley Electric customer service area.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin.  A settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. There are also a few nonsettling parties, and the case is going forward as to these parties. The stipulation, if approved, would preserve GSWC’s position with the settling parties independent of the outcome of the case as it moves forward with the nonsettling parties. GSWC cannot predict the outcome of the case as to the nonsettling parties.

As of December 31, 2006, GSWC has incurred costs of approximately $6.4 million in defending its rights in the Santa Maria Basin, including legal and expert witness fees, which have been recorded in Utility Plant for rate recovery.  In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005.  In February 2007, GSWC reached a settlement with the Division of Ratepayer Advocates authorizing recovery of the $5.5 million requested in GSWC’s application.  The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit.  Management believes that the recovery of these costs through rates is probable.

Air Quality Management District:

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area.   In 2005, the AQMD conducted an inspection of this facility and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004.  Since receiving the NOV, changes in GSWC procedures have prevented additional violations at the facility.  The AQMD could assess penalties associated with an NOV that can range from $10,000 up to $75,000 per day of violation.  GSWC estimates that it was in violation approximately 180 days in 2004.  GSWC has met with AQMD to ensure future compliance and resolve the NOV.  As part of this process, GSWC also submitted an application to amend the permit, because an amendment may have been necessary for continued operation of the subject air stripping equipment.

The AQMD has recently recommended that GSWC be allowed to pursue a Supplemental Environmental Program (“SEP”) as part of the settlement of the NOV. A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions.  As part of pursuing its permit amendment application, GSWC would include further controls to the facility to reduce emissions.  The anticipated penalties for the 2004 violations might be reduced or avoided through the settlement of this matter based on the funding of a SEP.  In October 2006, GSWC submitted initial capital cost estimates to the AQMD for the installation and operation of granular activated carbon filters at the facility as a proposed SEP. Installation of the filters would eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. Initial and follow-up discussions indicate that AQMD staff has favorably received GSWC’s proposal and if approved, it could result in the imposition of only a nominal monetary penalty for the alleged 2004 violations.  However, until further notice from the AQMD on the proposed SEP, GSWC cannot reasonably estimate the outcome of the NOV and any amount of penalties which might be assessed.

Other Litigation:

An officer of the Company has asserted a potential claim against the Company for retaliation against the officer and others in connection with alleged discriminatory conduct by the Company and its Board of Directors. Although management believes that the allegations are without merit and intends to vigorously defend against them, the Company retained an independent investigator to review the allegations and investigate the facts. Based upon the results of such investigation, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations, or cash flows.

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects.  The CPUC’s investigation focuses on whether these charges were approved in customer rates and whether they were just and reasonable. Management cannot predict the outcome of the investigation at this time.

Registrant is also subject to ordinary routine litigation incidental to its business. Other than those disclosed above, no other legal proceedings are pending, which required disclosure. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Note 14 - Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. As of December 31, 2006, GSWC has unconditional purchase obligations for capital projects of approximately $27.8 million.

ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments. The Military Utility Privatization Subsidiaries have capital commitments that are being funded by the U.S. Government. In the event that ASUS needs to pre-fund capital projects for a long period of time, a financing cost is charged to the U.S. Government. In 2007, it is expected that several capital projects at certain Military Utility Privatization Subsidiaries will exceed the funding by the U.S. Government for that year and will be repaid by the U.S. Government over a period of years. It is anticipated that finance charges will be charged to the U.S. Government for this lag in cash receipts.

AWR has no material capital commitments.

Note 15 — Business Segments

AWR has three reportable segments, water, electric and contracts operation, whereas GSWC has two, water and electric. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. All activities of ASUS are conducted in California, Arizona, Maryland, New Mexico, Texas and Virginia. Both GSWC and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC and other matters which includes ASUS and its subsidiaries. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC or CCWC.

	As Of And For The Year Ended December 31, 2006
	GSWC				CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water		Electric		Water	Contracts*	Parent	AWR
Operating revenues	$215,157	(1)	$29,268		$7,756	$16,448	$—	$268,629
Operating income (loss)	58,827		(3,525)	(2)	1,306	101	(103)	56,606
Interest expense, net	15,185		1,331		479	1,041	267	18,303
Identifiable assets	671,733		39,811		38,217	840	—	750,601
Depreciation and amortization expense	22,408		2,040		1,632	192	—	26,272
Capital additions	62,480		2,009		1,754	356	—	66,599

(1)  Includes $3,675,000 of GSWC other operating revenues, $3,502,000 of which reflects water rights lease revenues received from the City of Folsom (Note 2).

(2) Includes $7,071,000 unrealized loss on purchased power contracts.

	As Of And For The Year Ended December 31, 2005
	GSWC				CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water		Electric		Water	Contracts*	Parent	AWR
Operating revenues	$198,648	(3)	$27,224		$7,019	$5,237	$—	$238,128
Operating income (loss)	54,542		8,100	(4)	2,088	(2,596)	(74)	62,060
Interest expense, net	11,295		946		450	428	435	13,554
Identifiable assets	631,945		41,084		37,709	2,487	—	713,225
Depreciation and amortization expense	18,808		1,934		1,131	89	—	21,962
Capital additions	61,586		3,567		3,893	2,138	—	71,184

(3)  Includes $161,000 of GSWC other operating revenues.

(4) Includes $5,445,000 unrealized gain on purchased power contracts.

	As Of And For The Year Ended December 31, 2004
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water		Electric	Water	Contracts*	Parent	AWR
Operating revenues	$195,175	(5)	$25,594	$6,544	$1,777	$—	$229,090
Operating income (loss)	53,075		530	1,324	(4,513)	(359)	50,057
Interest expense, net	15,892		1,246	464	149	300	18,051
Identifiable assets	589,091		39,710	34,998	366	—	664,165
Depreciation and amortization expense	18,558		1,440	921	32	—	20,951
Capital additions	74,623		5,276	4,070	247	—	84,216

(5) Includes $1,084,000 of GSWC other operating revenues, $998,000 of which reflects adjustment to the water rights lease revenues received from the City of Folsom to be refunded to customers (Note 2).

*             Includes amounts from ASUS and its wholly owned subsidiaries’ contracted operations (including FBWS, ODUS and TUS for the year ended December 31, 2006). It also includes FBWS since October 1, 2004 and some amounts for ODUS and TUS in late 2005.

Note 16 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2006, 2005 and 2004 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2006	2005	2004
Balance at beginning of year	$1,126	$983	$831
Provision charged to expense	723	587	619
Accounts written off, net of recoveries	(753)	(444)	(467)
Balance at end of year	$1,096	$1,126	$983

	GSWC
	December 31,
(dollars in thousands)	2006	2005	2004
Balance at beginning of year	$1,099	$959	$797
Provision charged to expense	698	574	614
Accounts written off, net of recoveries	(743)	(434)	(452)
Balance at end of year	$1,054	$1,099	$959

AWR has not established any provision for doubtful accounts.

Note 17 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
Taxes and Interest Paid:
Income taxes paid	$11,096	$1,012	$12,102	$10,494	$2,970	$14,739
Interest paid	20,083	18,003	17,704	18,238	16,524	16,828

Non-Cash Transactions:
Property installed by developers and conveyed	$2,875	$3,105	$2,368	$1,971	$3,105	$1,989

Note 18 — Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of basic earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2006
(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share

First Quarter	$64,315	$14,060	$5,899	$0.35
Second Quarter	62,948	14,102	6,269	0.36
Third Quarter	75,063	15,036	5,573	0.32
Fourth Quarter (1)	66,303	13,408	5,340	0.31
Year	$268,629	$56,606	$23,081	$1.34

	GSWC
	For The Year Ended December 31, 2006
	Operating	Operating
(in thousands)	Revenues	Income	Net Income

First Quarter	$57,313	$12,848	$5,347
Second Quarter	58,418	14,573	6,759
Third Quarter	69,610	15,077	5,752
Fourth Quarter (1)	59,084	12,804	5,400
Year	$244,425	$55,302	$23,258

(1) The fourth quarter of 2006 reflects an unrealized loss of $1.2 million on the purchased power contracts at the Bear Valley Electric division.

	AWR
	For The Year Ended December 31, 2005
(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share

First Quarter	$49,818	$11,612	$3,764	$0.22
Second Quarter	60,532	15,248	5,735	0.34
Third Quarter	68,091	21,771	12,234	0.72
Fourth Quarter (2)	59,687	13,429	5,033	0.30
Year	$238,128	$62,060	$26,766	$1.58

	GSWC
	For The Year Ended December 31, 2005
	Operating	Operating
(in thousands)	Revenues	Income	Net Income

First Quarter	$47,644	$11,187	$3,679
Second Quarter	57,924	15,893	6,297
Third Quarter	65,133	21,594	12,373
Fourth Quarter (2)	55,171	13,968	5,479
Year	$225,872	$62,642	$27,828

(2) The fourth quarter of 2005 reflects approximately a $6.1 million pretax increase to earnings to reflect the recording of net under-collections in the memorandum supply cost accounts. This is offset by an unrealized loss of $2.0 million on the purchased power contracts at the Bear Valley Electric division during the fourth quarter of 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American States Water Company:

We have completed integrated audits of American States Water Company’s 2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and pensions and postretirement plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 15, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholder of Golden State Water Company:

In our opinion, the accompanying balance sheets and statements of capitalization and the related statements of income, common shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Golden State Water Company (“GSWC”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of GSWC’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and Note 10 to the financial statements, GSWC changed the manner in which it accounts for share-based compensation and pensions and postretirement plans in 2006.

PricewaterhouseCoopers LLP

Los Angeles, California

March 15, 2007

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

The Audit Committee, composed of four outside directors, exercises oversight of management’s discharge of its responsibilities regarding the systems of internal control and financial reporting. The committee periodically meets with management, the internal auditor and the independent accountants to review the work and findings of each. The committee also reviews the qualifications of, and recommends to the board of directors, a firm of independent registered public accountants.

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, management’s assessment of the effectiveness of AWR’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	FLOYD E. WICKS	/s/	ROBERT J. SPROWLS
	Floyd E. Wicks		Robert J. Sprowls
	President, Chief Executive Officer		Chief Financial Officer,
Sr. Vice President - Finance,
Treasurer and Secretary

March 15, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures of AWR were effective as of the end of the period covered by this annual report.

(b)    Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting of AWR was effective as of December 31, 2006.

(c)    Attestation Report of the Independent Registered Public Accounting Firm

Our management’s assessment of the effectiveness of our internal control over financial reporting of AWR as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to Part III, Item 10 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled  “Proposal 1:  Election of Directors” -“What is the experience of each nominee for election as a director?” and “-What is the experience of each class II director?”; “Executive Officers”  “-What has been the business experience of our executive officers during the past five years?”; “Governance of the Company” “-What procedures do we use for reviewing and approving relationships between us and our directors and executive officers?”;  “Stock Ownership” “-Section 16(a) Beneficial Ownership Reporting Compliance”;  “Nominating and Governance Committee”“-How may a shareholder nominate a person to serve on the board?”;  “Audit and Finance Committee” “-Who are the members of the audit and finance committee?” and “-Does the audit and finance committee have any audit committee financial experts?” and “Obtaining Additional Information About Us” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11. Executive Compensation

Information responsive to Part III, Item 11 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Proposal 1:  Election of Directors” -“How did we compensate our directors in 2006?”; “ Executive Officers” -“How were certain of our executive officers compensated in 2006?”, -“What plan based awards did we make to these executives in 2006?”, “-What equity awards granted to these executive officers were outstanding at the end of the year?”, “_ Did any of these executive officers exercise options or have restricted stock or restricted stock units vest in 2006?”, “-Are any of these executive officers participants in a non-qualified deferred compensation plan?”, “- What are the terms of these executives’ change in control agreements?”; “- What do we estimate we will pay each of these executive officers in the event his or her employment is terminated as a result of a change in control?”;  “-Compensation Committee Report” and- “Compensation Discussion and Analysis” and “Compensation Committee” “-Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2006 pursuant to which Common Shares of the Company were authorized for issuance. This table does not include Common Shares that may be issued under the Company’s 401(k) plan.

Equity Compensation Plan Table

Plan category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c)(1) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	604,751	$26.71	277,300
Equity compensation plans not approved by security holders	—	$—
Total	604,751	$26.71	277,300

(1)    Amounts shown are for options granted only. There were 48,178 restricted stock units granted to employees and directors as of December 31, 2006. The amount of restricted stock units that may be issued under the 2003 Non-Employee Directors Stock Plan is limited to restricted stock units with respect to 118,000 Common Shares.

Information responsive to the other portions of Part III, Item 12 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the caption therein entitled “Stock Ownership” “-Are there any large owners of our common shares?” and “-How much stock do directors and management own?” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to Part III, Item 13 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the caption therein entitled “Governance of the Company” “-Are each of our board and committee members independent?”, “-Do we have any relationships with any executive officer?” and”-What procedures do we use for reviewing and approving relationships between us and our directors and executive officers?” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services

Information responsive to Part III, Item 14 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the caption therein entitled “Proposal 2:  Ratification of Auditors” and is incorporated herein by reference pursuant to General Instruction G(3).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          The following documents are filed as a part of this Annual Report on Form 10-K:

1. Reference is made to the Financial Statements incorporated herein by reference to Part II, Item 8 hereof.

2. Schedule I — Condensed Financial Information of AWR may be found in the Financial Statements and Notes to Financial Statements incorporated herein by reference to Part II, Item 8 hereof or at the conclusion of this Item. Schedules II, III, IV, and V are omitted as they are not applicable.

3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K, dated January 25, 2007

3.2	Amended and Restated By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K dated January 25, 2007

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Exhibit 3.3 of Registrant’s Form 10-K/A for the year ended December 31, 2003

3.3.1	Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005

4.1

Amended and Restated Rights Agreement, dated January 25, 1999, by and between American States Water Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-K for the year ended December 31, 1998

4.2	Indenture, dated September 1, 1993 between Golden State Water Company and Chemical Trust Company of California incorporated herein by reference to Registrant’s Form 8-K

4.3	Note Purchase Agreement dated as of October 11, 2005 between Golden State Water Company and Co-Bank, ACB incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed October 13, 2005

10.1	Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151 (2)

10.2

Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151

10.3

Note Agreement dated as of May 15, 1991 between Golden State Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991

10.4

Schedule of omitted Note Agreements, dated May 15, 1991, between Golden State Water Company and Transamerica Annuity Life Insurance Company, and Golden State Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991

10.5

Loan Agreement between California Pollution Control Financing Authority and Golden State Water Company, dated as of December 1, 1996 incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K for the year ended December 31, 1998

10.6

Agreement for Financing Capital Improvement dated as of June 2, 1992 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1992

10.7

Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.25 of Registrant’s Form 10-K with respect to the year ended December 31, 1994

10.8	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 15, 2006 (2)

10.9	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Rule 424(b)(3) filing dated October 27, 1999

10.10

Form of Amended and Restated Change in Control Agreements between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 10-Q with respect to the quarter ended September 30, 2005 (2)

10.11	Amended and Restated Golden State Water Company Pension Restoration Plan, as amended incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ended June 30, 2006(2)

10.12	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed November 15, 2006)(2)

10.13

Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA,, dated as of December 1, 1997 incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.14

Delivery Agreement between Central Arizona Water Conservation District and Chaparral City Water Company, dated as of December 6, 1984 incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.15

Repayment Contract between the United States Bureau of Reclamation and Chaparral City Water Company, dated as of December 6, 1984 for construction of a delivery and storage system to transport CAP water incorporated by reference to Exhibit 10.21 Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.16	Western Systems Power Pool Agreement incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q with respect to the quarter ended June 30, 2001

10.17	Automated Power Exchange Master Service and Participation Agreement incorporated by reference to Exhibit 10.25 of Registrant’s Form 10-K with respect to the year ended December 31, 2001

10.18	American States Water Company Three-Year Dividend Equivalent Right Certificate incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2002 (2)

10.19

Power Purchase Agreement dated September 3, 2002 between Golden State Water Company and Pinnacle West Capital Corporation incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2002

10.20

Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 9, 2005

10.21	Form of Indemnification Agreement for executive officers and directors (1) (2)

10.22	Form of Non-Qualified Stock Option Plan Agreement for officers and key employees incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K on January 1, 2005 (2)

10.23	Form of Non-Qualified Stock Option Plan Agreement for officers and key employees incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ended March 31, 2006(2)

10.24	Form of Director’s Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2006(2)

10.25

Water Rights Agreement dated as of January 31, 2006 between Natomas Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant’s Form 8-K filed February 3, 2006

10.26	Form of Restricted Stock Units Agreement for officers and key employees incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the period ended June 30, 2006(2)

10.27

Letter dated November 7, 2005 to Robert J. Sprowls regarding retirement benefits incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q with respect to the quarter ended September 30, 2005(2)

10.28	Formal Letter of Employment to Michael George (1)(2)

21.	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

23.1.1	Consent of Independent Registered Public Accounting Firm for GSWC (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(c)  See Item 15(a)(2)

(1)             Filed concurrently herewith

(2)             Management contract or compensatory arrangement

(3)             Furnished concurrently herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STATES WATER COMPANY
and its subsidiary
GOLDEN STATE WATER COMPANY

By:	/s/ ROBERT J. SPROWLS
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

Date:	March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		March 16, 2007
Lloyd E. Ross
Chairman of the Board and Director

/s/ FLOYD E. WICKS		March 16, 2007
Floyd E. Wicks
Principal Executive Officer, President,
CEO and Director

/s/ ROBERT J. SPROWLS		March 16, 2007
Robert J. Sprowls
Principal Financial and Accounting Officer,
Sr. VP-Finance, Chief Financial Officer,
Treasurer and Secretary

/s/ JAMES L. ANDERSON		March 16, 2007
James L. Anderson
Director

/s/ N.P. DODGE, JR.		March 16, 2007
N.P. Dodge, Jr.
Director

/s/ ANNE M. HOLLOWAY		March 16, 2007
Anne M. Holloway
Director

/s/ ROBERT F. KATHOL		March 16, 2007
Robert F. Kathol
Director

/s/ GARY F. KING		March 16, 2007
Gary F. King
Director

/s/ DIANA M. BONTA		March 16, 2007
Diana M. Bonta
Director

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2006	2005
Assets

Cash and equivalents	$417	$924
Inter-company receivables	30,561	17,165
Income taxes receivable	37	—
Total current assets	31,015	18,089

Investments in subsidiaries	285,097	273,576
Other deferred debits	1,839	2,007
Total assets	$317,951	$293,672

Liabilities and Capitalization

Note payable to bank	$32,000	$27,000
Accounts payable	—	5
Income taxes payable	2,194	2,647
Other liabilities	23	(74)
Total liabilities	34,217	29,578

Common shareholders’ equity	283,734	264,094
Total capitalization	283,734	264,094

Total liabilities and capitalization	$317,951	$293,672

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	December 31,
(In thousands, except per share amounts)	2006	2005	2004
Operating Revenues and Other Income	$—	$59	$—
Operating Expenses	227	231	335
Loss Before Equity in Earnings of Subsidiaries	(227)	(172)	(335)

Equity in Earnings of Subsidiaries	23,308	26,938	18,876

Net Income	$23,081	$26,766	$18,541

Weighted Average Number of Common Shares Outstanding	16,934	16,778	15,633
Basic Earnings Per Common Share	$1.34	$1.58	$1.19

Weighted Average Number of Diluted Common Shares Outstanding	17,101	16,809	15,663
Fully Diluted Earnings per Common Share	$1.33	$1.57	$1.18

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	December 31,
(in thousands)	2006	2005	2004

Cash Flows Provided by (Used) In Operating Activities	$(455)	$4,157	$(1,842)

Cash Flows Used in Investing Activities:
Increase in investment of subsidiary	$—	$—	$(35,100)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	2,117	1,018	36,772
Proceeds from stock option exercises	4,419	102	—
Net change in notes payable to banks	5,000	(18,000)	(11,000)
Net change in inter-company borrowings	(13,396)	12,400	7,500
Dividends paid	(15,392)	(15,099)	(13,875)
Dividends received from subsidiaries	17,200	16,000	15,750
Net cash provided by (used) in financing activities	(52)	(3,579)	35,147

Increase (decrease) in cash and equivalents	(507)	578	(1,795)
Cash and equivalents at beginning of period	924	346	2,141

Cash and equivalents at the end of period	$417	$924	$346

Cash dividends received from Golden State Water Company	$17,200	$16,000	$15,750

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1 — Note Payable to Banks

In June 2002, AWR (the parent) established a new $75 million syndicated credit facility that expired on June 5, 2005. In June 2005, AWR (the parent) amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. Under the terms of this facility, either AWR (the parent) or GSWC may obtain letters of credit for up to an aggregate of $20 million. GSWC has obtained letters of credit, in the amount of $11,181,000 in aggregate, including (1) a letter of credit with a fee of 0.75%, which expires June 5, 2008, in the amount of $6,296,000 to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District, (2) a letter of credit with an annual fee of 0.75%, which expires June 1, 2007, in the amount of $700,000 as security for the deductible in the Company’s business automobile insurance policy, (3) a letter of credit with a fee of 0.75%, which expires October 5, 2008 in an amount of $585,000 as security for the purchase of power, and (4) an irrevocable letter of credit in the amount of $3,600,000, which expires October 5, 2008, pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. There were no compensating balances required. Loans can be obtained at the option of Registrant and bear interest at rates based on credit ratings and Euro rate margins.

At December 31, 2006, $32 million was outstanding under this facility, $1.6 million of which was used to fund AWR’s (the parent) activities. Registrant’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2006	2005	2004
Balance Outstanding at December 31,	$32,000	$27,000	$45,000
Interest Rate at December 31,	6.11%	5.13%	3.16%
Average Amount Outstanding	$27,786	$43,468	$48,148
Weighted Average Annual Interest Rate	5.77%	4.04%	2.09%
Maximum Amount Outstanding	$33,000	$60,000	$60,000

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