Form 10-Q
period 2007-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2007-05-10
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

or

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

American States Water Company	Large accelerated filer☐	Accelerated filer☒	Nonaccelerated filer☐
Golden State Water Company	Large accelerated filer☐	Accelerated filer☐	Nonaccelerated filer☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes ☐ No☒
Golden State Water Company	Yes ☐ No☒

As of May 9, 2007, the number of Common Shares outstanding, of American States Water Company was 17,061,007 shares.

As of May 9, 2007, all of the 122 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

Filing Format

This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: American States Water Company (hereinafter “AWR”) and Golden State Water Company (hereinafter “GSWC”). For more information, please see Note 1 to the Notes to Consolidated Financial Statements and the heading entitled General in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

Forward-Looking Information

Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies,  the ability to recover supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; recovery of regulatory assets not yet included in rates; future economic conditions, including changes in customer demand and changes in water and energy supply costs; future climatic conditions; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2007	December 31, 2006
Utility Plant, at cost
Water	$940,928	$936,810
Electric	64,424	64,103
	1,005,352	1,000,913
Less - Accumulated depreciation	(294,511)	(286,951)
	710,841	713,962
Construction work in progress	42,672	36,639
Net utility plant	753,513	750,601

Other Property and Investments
Goodwill	11,606	11,614
Other property and investments	9,986	9,977
Total other property and investments	21,592	21,591

Current Assets
Cash and cash equivalents	9,052	3,223
Accounts receivable-customers (less allowance for doubtful accounts of $671 in 2007 and $796 in 2006)	12,555	14,816
Unbilled revenue	16,054	15,696
Receivable from the U.S. government	10,252	6,388
Other accounts receivable (less allowance for doubtful accounts of $300 in 2007 and 2006)	6,164	5,368
Income taxes receivable	475	1,100
Materials and supplies, at average cost	1,667	1,565
Regulatory assets - current	4,486	3,905
Prepayments and other current assets	3,002	2,787
Costs and estimated earnings in excess of billings on uncompleted contracts	4,489	4,495
Deferred income taxes - current	3,516	5,093
Total current assets	71,712	64,436

Regulatory and Other Assets
Regulatory assets	84,735	84,686
Other accounts receivable	9,449	9,335
Deferred income taxes	11	16
Other	8,767	6,290
Total regulatory and other assets	102,962	100,327

Total Assets	$949,779	$936,955

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2007	December 31, 2006
Capitalization
Common shares, no par value, no stated value	$175,603	$175,135
Earnings reinvested in the business	111,716	108,599
Total common shareholders’ equity	287,319	283,734
Long-term debt	267,776	267,833
Total capitalization	555,095	551,567

Current Liabilities
Notes payable to banks	36,000	32,000
Long-term debt - current	593	603
Accounts payable	23,003	23,984
Income taxes payable	115	103
Accrued employee expenses	5,191	5,320
Accrued interest	5,270	2,583
Unrealized loss on purchased power contracts	944	3,654
Regulatory liabilities - current	3,682	3,546
Billings in excess of costs and estimated earnings on uncompleted contracts	1,790	2,038
Other	11,800	12,072
Total current liabilities	88,388	85,903

Other Credits
Advances for construction	84,266	83,203
Contributions in aid of construction - net	92,153	91,702
Deferred income taxes	83,994	80,727
Unamortized investment tax credits	2,405	2,427
Accrued pension and other postretirement benefits	32,846	31,042
Regulatory liabilities	605	588
Billings in excess of costs and estimated earnings on uncompleted contracts	2,156	2,005
Other	7,871	7,791
Total other credits	306,296	299,485

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$949,779	$936,955

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
Operating Revenues
Water	$50,327	$50,749
Electric	8,869	8,346
Contracted services	13,074	5,220
Total operating revenues	72,270	64,315

Operating Expenses
Water purchased	8,873	8,344
Power purchased for pumping	2,118	1,604
Groundwater production assessment	2,279	2,083
Power purchased for resale	4,281	4,563
Unrealized (gain) loss on purchased power contracts	(2,710)	2,155
Supply cost balancing accounts	(720)	487
Other operating expenses	6,597	4,700
Administrative and general expenses	13,007	11,114
Depreciation and amortization	7,089	6,483
Maintenance	2,973	2,473
Property and other taxes	2,930	2,547
Construction expenses	9,069	3,702
Net gain on sale of property	(367)	—
Total operating expenses	55,419	50,255

Operating Income	16,851	14,060

Other Income and Expenses
Interest expense	(5,496)	(5,256)
Interest income	566	899
Other	69	—
Total other income and expenses	(4,861)	(4,357)

Income from operations before income tax expense	11,990	9,703

Income tax expense	5,006	3,804

Net Income	$6,984	$5,899

Weighted Average Number of Shares Outstanding	17,055	16,806
Basic Earnings Per Common Share	$0.40	$0.35

Weighted Average Number of Diluted Shares	17,114	16,909
Fully Diluted Earnings Per Share	$0.40	$0.35

Dividends Declared Per Common Share	$0.235	$0.225

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$6,984	$5,899
Adjustments for non-cash items:
Depreciation and amortization	7,089	6,483
Provision for doubtful accounts	5	176
Deferred income taxes and investment tax credits	2,072	220
Unrealized (gain) loss on purchased power contracts	(2,710)	2,155
Stock based compensation expense	193	68
Net gain on sale of property	(367)	—
Other - net	192	323
Changes in assets and liabilities:
Accounts receivable - customers	2,256	3,141
Unbilled revenue	(358)	(527)
Other accounts receivable	(910)	333
Receivable from the U.S. government	(3,864)	252
Materials and supplies	(102)	12
Prepayments and other current assets	(215)	604
Regulatory assets — supply cost balancing accounts	(720)	487
Other assets	574	(5,170)
Accounts payable	(981)	343
Income taxes receivable/payable	829	1,140
Other liabilities	4,226	833
Net cash provided	14,193	16,772

Cash Flows From Investing Activities:
Construction expenditures	(9,965)	(19,399)
Proceeds from sale of property	380	—
Net cash used	(9,585)	(19,399)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	272	529
Proceeds from stock option exercises	12	190
Tax benefits from exercise of stock-based awards	3	45
Receipt of advances for and contributions in aid of construction	1,501	2,841
Refunds on advances for construction	(427)	(357)
Repayments of long-term debt	(112)	(139)
Net change in notes payable to banks	4,000	4,000
Cash received on financing portion of purchased power contracts	—	667
Dividend equivalent rights	(36)	—
Tax benefits from payment of dividend equivalent rights	16	—
Dividends paid	(4,008)	(3,781)
Net cash provided	1,221	3,995

Net increase in cash and cash equivalents	5,829	1,368
Cash and cash equivalents, beginning of period	3,223	13,032
Cash and cash equivalents, end of period	$9,052	$14,400

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2007	December 31, 2006
Utility Plant, at cost

Water	$888,011	$884,719
Electric	64,424	64,103
	952,435	948,822
Less - Accumulated depreciation	(278,821)	(271,716)
	673,614	677,106
Construction work in progress	40,376	34,438
Net utility plant	713,990	711,544

Other Property and Investments
Other property and investments	7,731	7,745
Total other property and investments	7,731	7,745

Current Assets
Cash and cash equivalents	4,016	1,735
Accounts receivable-customers (less allowance for doubtful accounts of $636 in 2007 and $771 in 2006)	12,297	14,465
Unbilled revenue	15,677	15,371
Inter-company receivable	747	111
Other accounts receivable (less allowance for doubtful accounts of $283 in 2007 and 2006)	5,204	4,066
Materials and supplies, at average cost	1,652	1,550
Regulatory assets - current	4,415	3,834
Prepayments and other current assets	2,844	2,575
Deferred income taxes - current	3,409	5,024
Total current assets	50,261	48,731

Regulatory and Other Assets
Regulatory assets	84,735	84,686
Other accounts receivable	9,449	9,335
Other	8,283	5,620
Total regulatory and other assets	102,467	99,641

Total Assets	$874,449	$867,661

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2007	December 31, 2006
Capitalization
Common shares, no par value, no stated value	$161,624	$161,459
Earnings reinvested in the business	107,255	105,506
Total common shareholder’s equity	268,879	266,965
Long-term debt	261,191	261,248
Total capitalization	530,070	528,213

Current Liabilities
Long-term debt - current	313	323
Accounts payable	17,019	19,818
Inter-company payable	14,340	12,272
Income taxes payable to Parent	1,565	1,642
Accrued employee expenses	4,775	4,887
Accrued interest	5,098	2,445
Unrealized loss on purchased power contracts	944	3,654
Regulatory liabilities - current	3,682	3,546
Other	11,371	11,654
Total current liabilities	59,107	60,241

Other Credits
Advances for construction	77,179	76,646
Contributions in aid of construction - net	85,725	85,513
Deferred income taxes	80,175	76,678
Unamortized investment tax credits	2,405	2,427
Accrued pension and other postretirement benefits	32,846	31,042
Other	6,942	6,901
Total other credits	285,272	279,207

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$874,449	$867,661

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2007	2006
Operating Revenues
Water	$48,688	$48,967
Electric	8,869	8,346
Total operating revenues	57,557	57,313

Operating Expenses
Water purchased	8,709	8,174
Power purchased for pumping	2,016	1,515
Groundwater production assessment	2,279	2,083
Power purchased for resale	4,281	4,563
Unrealized (gain) loss on purchased power contracts	(2,710)	2,155
Supply cost balancing accounts	(720)	487
Other operating expenses	5,700	4,527
Administrative and general expenses	11,495	10,183
Depreciation and amortization	6,644	6,031
Maintenance	2,770	2,319
Property and other taxes	2,829	2,428
Net gain on sale of property	(367)	—
Total operating expenses	42,926	44,465

Operating Income	14,631	12,848

Other Income and Expenses
Interest expense	(5,019)	(4,803)
Interest income	533	797
Other	52	—
	(4,434)	(4,006)

Income from operations before income tax expense	10,197	8,842

Income tax expense	4,295	3,495

Net Income	$5,902	$5,347

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$5,902	$5,347
Adjustments for non-cash items:
Depreciation and amortization	6,644	6,031
Provision for doubtful accounts	(5)	163
Deferred income taxes and investment tax credits	2,167	45
Unrealized (gain) loss on purchased power contracts	(2,710)	2,155
Stock based compensation expense	177	67
Net gain on sale of property	(367)	—
Other — net	139	93
Changes in assets and liabilities:
Accounts receivable - customers	2,173	3,026
Unbilled revenue	(306)	(446)
Other accounts receivable	(1,252)	543
Materials and supplies	(102)	12
Prepayments and other current assets	(269)	594
Regulatory assets - supply cost balancing accounts	(720)	487
Other assets	520	(1,332)
Accounts payable	(2,799)	(43)
Inter-company receivable/payable	(568)	1,030
Income taxes receivable/payable from/to Parent	112	1,011
Other liabilities	4,239	531
Net cash provided	12,975	19,314

Cash Flows From Investing Activities:
Construction expenditures	(9,539)	(18,808)
Proceeds from sale of property	380	—
Net cash used	(9,159)	(18,808)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	—	190
Tax benefits from exercise of stock-based awards	3	45
Receipt of advances for and contributions in aid of construction	1,274	2,835
Refunds on advances for construction	(427)	(334)
Repayments of long-term debt	(67)	(69)
Net change in inter-company borrowings	2,000	2,500
Cash received on financing portion of purchased power contracts	—	667
Dividend equivalent rights	(33)	—
Tax benefits from payment of dividend equivalent rights	15	—
Dividends paid	(4,300)	(4,300)
Net cash (used) provided	(1,535)	1,534

Net increase in cash and cash equivalents	2,281	2,040
Cash and cash equivalents, beginning of period	1,735	8,788
Cash and cash equivalents, end of period	$4,016	$10,828

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

General / Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”), and American States Utility Services, Inc. (“ASUS”) and its subsidiaries.  More than 90% of AWR’s assets consist of the common stock of GSWC and its revenues and operations are primarily those of GSWC. GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving over 254,000 water customers. GSWC also distributes electricity in several California mountain communities serving over 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of the contracted services provided by ASUS and its wholly-owned subsidiaries or by AWR.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2006 filed with the SEC. Certain prior-period amounts were reclassified to conform to the March 31, 2007 financial statement presentation.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of March 31, 2007 and December 31, 2006. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed upon allocation factors.

New Accounting Pronouncements:  In March 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF No. 06-03, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”  A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed.  If such taxes are significant, and are presented on a gross basis, an entity should also disclose the amounts of those taxes.  Effective January 1, 2007, Registrant adopted the guidance of EITF No. 06-03.  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $733,000 and $578,000 for the three months ended March 31, 2007 and 2006, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  Effective January 1, 2007, Registrant adopted the provisions of FIN 48.  See Note 5 for further details and impact on the adoption of FIN 48.

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

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At March 31, 2007, Registrant had $7.4 million of regulatory assets not accruing carrying costs. Of this amount, $6.7 million relates to deferred income tax representing accelerated tax benefits flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense. In addition, there are other expenses that Registrant recovers in rates over a short period that do not provide for recovery of carrying costs. At March 31, 2007, $673,000 was recorded as other regulatory assets for such expenses to be recovered.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(In thousands)	March 31, 2007	December 31, 2006
GSWC
Supply cost balancing accounts	$18,741	$17,321
Supply cost memorandum accounts net under/(over)-collections	6,752	7,429
Costs deferred for future recovery on Aerojet case	21,370	21,313
Pensions and other postretirement obligations	22,815	22,815
Flow-through taxes, net	6,741	7,243
Electric transmission line abandonment costs	3,265	3,288
Asset retirement obligations	3,285	3,197
Low income rate assistance balancing accounts	4,066	3,807
Refund of water right lease revenues	(3,450)	(3,565)
Other regulatory assets	1,883	2,126
Total GSWC	$85,468	$84,974
CCWC
Asset retirement obligations	$49	$48
Other regulatory liabilities, net	(583)	(565)
Total AWR	$84,934	$84,457

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2006 filed with the SEC.  Discussion below focuses on significant matters and changes since December 31, 2006.

Supply Cost Balancing and Memorandum Accounts:

Electric Supply Cost Balancing Account — Electric power costs incurred by GSWC’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $19.1 million at March 31, 2007. The balance in the electric supply balancing account is primarily impacted by: (i) a surcharge to decrease previously under-collected energy costs, (ii) changes in purchased energy costs, and (iii) changes in power system delivery costs.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 42,683,779 and 42,294,078 kilowatt hours of electricity to its Bear Valley Electric division customers for the three months ended March 31, 2007 and 2006, respectively.  As a result, the supply cost balancing account was reduced by approximately $918,000 and $880,000 for the three months ended March 31, 2007 and 2006, respectively.  Approximately $15.0 million of the under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge, based on electricity sales, to be sufficient for it to recover the amount of the under-collected balance incurred during the energy crisis by August 2011.  However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek recovery of any amounts not recovered through this surcharge.

The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of the 2001 settlement with the CPUC. The Bear Valley Electric division of GSWC is allowed to include up to a weighted average annual energy purchase cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account for purchased energy costs. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. During the three months ended March 31, 2007 and 2006, the amounts expensed were $29,000 and $40,000, respectively, over the $77 per MWh cap.

Charges to GSWC by Southern California Edison (“Edison”), a subsidiary of Edison International,  associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in Bear Valley Electric’s retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not included in rates, is $38,137 per month. These increases have been included in the balancing account for subsequent recovery from customers. The incoming power system delivery costs are not subject to the $77 per MWh price cap referenced above.  Other components, such as interest accrued on cumulative under-collected balance and power loss during transmission, also affect the balance of the electric supply cost balancing account.

In summary, for the three months ended March 31, 2007 and 2006, the under-collection decreased by approximately $783,000 and $219,000, respectively.

Water Supply Cost Memorandum/Balancing Accounts — All water utilities regulated by the CPUC were required to seek review of supply cost under- and over- collections by filing an advice letter annually and to reduce the utility’s recovery of such expenses by the amount exceeding the authorized rate of return. Upon approval by the CPUC, the memorandum accounts are transferred to water supply cost balancing accounts.  On April 13, 2006, the CPUC approved a decision eliminating the earnings test that limited recovery of expenses recorded in these accounts. The decision also eliminated the need to make an annual filing. Pursuant to this order, GSWC recognized a cumulative under-collection of approximately $636,000 to the supply cost memorandum account provisions in the second quarter of 2006 for the under-collected balances not recognized at March 31, 2006 and began recording under- and over- collections on a monthly basis thereafter commencing with the second quarter of 2006.  For the three months ended March 31, 2007 and 2006, approximately, $1.5 million of under-collections and $237,000 of over-collections, respectively, were recorded in the water supply cost memorandum/balancing accounts, including amortization of approximately $320,000 under-collection and $237,000 over-collection, respectively.

GSWC filed advice letters with the CPUC in October 2006 for review of $2.0 million net under-collections of Region I’s  2005 and 2006 water supply cost memorandum account balance as of August 31, 2006 and its net balance after amortization of the 2001-2003 balancing account.  On January 3, 2007, the CPUC approved the advice letters as filed.  As a result, the total $2.0 million net under-collection was transferred to the water supply cost balancing account in January 2007.  There was no impact to earnings in 2007 as this net under-collection was recorded as a regulatory asset in 2006.

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

A rate surcharge generating approximately $220,000 and $210,000 was billed to customers during the three months ended March 31, 2007 and 2006, respectively. GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the decision.  Pursuant to the decision, additional interest of approximately $276,000 was added to the Aerojet litigation memorandum account during the three months ended March 31, 2007.  It is management’s intention to offset any settlement proceeds from Aerojet that may occur pursuant to the settlement agreement against the balance in the memorandum account, with the exception of an $8.0 million payment guaranteed by Aerojet (for capital investments), with interest due GSWC, to be paid in full over 5 years, beginning in 2009. Pursuant to such settlement agreement, Aerojet has agreed to reimburse GSWC an additional $17.5 million, plus interest accruing from January 1, 2004, for GSWC’s past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.

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

Other Regulatory Matters:

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

On April 16, 2007, GSWC filed an industry-wide compliance report regarding its historical purchases of energy from renewable generation sources at its Bear Valley Electric operations.  The filing indicates that GSWC has not achieved interim target purchase levels established by the CPUC and could be subject to possible fines.  Based on the calculation of possible fines included in the filing, the fines can range as high as approximately $592,000.  GSWC has contested the possible fines and management does not believe it is probable that GSWC will ultimately be assessed these fines, and accordingly, no provision for loss has been recorded in the financial statements.

Note 3 — Earnings per Share/Capital Stock:

Registrant computes earnings per share (“EPS”) in accordance with EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  EITF No. 03-06 provides the accounting guidance for the effect of participating securities on EPS calculations and the use of the “two-class” method. The guidance requires the use of the “two-class” method of computing EPS for companies with participating securities. The “two-class” method is an earnings allocations formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock option and restricted stock units that earn dividend equivalents on an equal basis with Common Shares that have been issued under AWR’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan. In applying the “two-class” method, undistributed earnings are allocated to both Common Shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
Net income	$6,984	$5,899
Less: (a) Distributed earnings to common shareholders	4,008	3,781
Distributed earnings to participating securities	86	—
Undistributed earnings	2,890	2,118

(b) Undistributed earnings allocated to common shareholders	2,830	2,075
Undistributed earnings allocated to participating securities	60	43

Total income available to common shareholders, basic (a)+(b)	$6,838	$5,856

Weighted average Common Shares outstanding, basic	17,055	16,806
Basic earnings per Common Share	$0.40	$0.35

Diluted EPS is based upon the weighted average number of Common Shares including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income. At March 31, 2007 and 2006 there were 704,591 and 770,977 options outstanding, respectively, under these Plans. At March 31, 2007 and 2006, there were also approximately 60,352 and 46,279 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
Common shareholders earnings, basic	$6,838	$5,856
Undistributed earnings for dilutive stock options (1)	—	—
Total common shareholders earnings, diluted	$6,838	$5,856

Weighted average common shares outstanding, basic	17,055	16,806
Stock-based compensation (2)	59	103
Weighted average common shares outstanding, diluted	17,114	16,909
Diluted earnings per Common Share	$0.40	$0.35

(1)          Undistributed earnings allocated to participating securities were not included due to their antidilutive effect on diluted earnings per share.

(2)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 297,991 and 366,610 stock options at March 31, 2007 and 2006, respectively, were deemed to be outstanding in accordance with SFAS No. 128, “Earnings Per Share”.

Stock options of 101,090 and 94,917 were outstanding at March 31, 2007 and 2006, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common  Shares for the three months ended March 31, 2007 and 2006.  Stock options of 305,510 and 309,450, and restricted stock units of 60,352 and 46,279 were outstanding at March 31, 2007 and 2006, respectively, but not included in the computation of diluted EPS because they were antidilutive.

Registrant has a Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an unsolicited unfair offer to acquire the Company. The rights for Junior Participating Preferred Shares (the “Rights”) are exercisable based solely on “a non-market-based contingency”, and are not contingent upon the market price of the AWR’s stock. Therefore, the shares that would be issued if the Rights are exercised are not included in the calculation of diluted earnings per share.

During the three months ended March 31, 2007 and 2006, Registrant issued 10,532 and 24,101 Common Shares, for approximately $284,000 and $719,000, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, and the stock incentive plans. In addition, during the three months ended March 31, 2007 and 2006, Registrant purchased 282 and 14,084, respectively, Common Shares on the open market under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan, which were used to satisfy the requirements of these plans.

During the three months ended March 31, 2007 and 2006, AWR paid quarterly dividends to the shareholders of approximately $4.0 million, or $0.235 per share, and $3.8 million, or $0.225 per share, respectively.

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

During 2002, GSWC became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation which became effective in November 2002 have not been designated as normal purchases and normal sales. As a result, on a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. For the three months ended March 31, 2007 and 2006, GSWC recognized a pretax unrealized gain of $2.7 million and a pretax unrealized loss of $2.2 million, respectively.  As this contract is settled, the realized gains or losses are recorded in power purchased for resale, and the previously recorded unrealized gains or losses are reversed. These contracts have been recognized at fair market value on the balance sheets resulting in a cumulative unrealized loss of $944,000 as of March 31, 2007.

The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurred on a cash or net basis through 2006 and by physical delivery thereafter through 2008. Registrant has no other derivative financial instruments.

Note 5 — Income Taxes:

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

In July 2006, the FASB issued FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Effective January 1, 2007, Registrant adopted FIN 48. As a result of adoption, Registrant increased retained earnings by $181,000.  As of the adoption date and at March 31, 2007, Registrant’s total amount of unrecognized tax benefits was $4.8 million, of which $118,000, if recognized, would affect the effective tax rate.

With the adoption of FIN 48, Registrant continued its policy of classifying interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”  At March 31, 2007, Registrant included $362,000 of net interest receivables from taxing authorities in other assets ($92,000 as current), of which $41,000 was included in interest income for the three months ended March 31, 2007.  For the three months ended March 31, 2006, Registrant did not recognize any income-tax-related interest income or expense.  At March 31, 2007, Registrant had no accruals for income-tax-related penalties and did not recognize any such penalty expense during the three months ended March 31, 2007 and 2006.

Registrant files income tax returns in the U.S. federal and various state jurisdictions.  The U.S. federal filings for the years 1997 through 1999 and 2002 came under examination during the three months ended March 31, 2007 as a result of Registrant having filed an amended 2002 return during the third quarter of 2006 for which Internal Revenue Service (“IRS”) and Congressional Joint Committee of Taxation (“JCT”) reviews are required.  The 2002 return was amended primarily as a result of the IRS consenting to Registrant’s request for approval to change a tax accounting method.  In relation to this consent, Registrant’s total amount of unrecognized tax benefits could significantly increase or decrease within twelve months of March 31, 2007.  An estimate of the range of the reasonably possible change cannot be made at March 31, 2007.  Registrant is unable to anticipate when the IRS and JCT reviews will be concluded.

The California filing for 2001 also came under examination during the three months ended March 31, 2007 as a result of Registrant having filed an amended 2001 return in the first quarter of 2006.  Registrant anticipates that the California review will be completed by December 31, 2007.

Other than the years currently under examination, as discussed above, Registrant’s 2003 through 2005 tax years remain subject to examination by the IRS and its 2002 through 2005 tax years remain subject to examination by state taxing authorities.

There was no material difference between AWR and GSWC in regards to the adoption of FIN 48.

Note 6 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2007 and 2006 are as follows:

	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefits Cost:
Service cost	$980	$991	$105	$107	$106	$32
Interest cost	1,261	1,175	168	155	41	35
Expected return on plan assets	(1,122)	(984)	(57)	(50)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost	41	41	(50)	(50)	40	37
Amortization of actuarial (gain) loss	171	292	25	37	(6)	(3)
Net periodic pension cost	$1,331	$1,515	$296	$304	$181	$101

Registrant expects to contribute a minimum of approximately $4,215,000 and $800,000 to pension and postretirement medical plans in 2007, respectively.  No contributions were made during the three months ended March 31, 2007.

Note 7 — Contingencies:

Water Quality-Related Litigation:

In 1997, GSWC was named as a defendant in nineteen lawsuits that alleged that GSWC and other water utilities delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief.  On August 4, 2004, GSWC was dismissed from all nineteen Los Angeles County cases. The Court found GSWC did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the plaintiffs to prove otherwise. GSWC has long asserted that it provides water within the standards established by the health authorities. On September 21, 2004, GSWC received notice that several plaintiffs filed an appeal to the trial court’s order to dismiss GSWC. Briefs and reply briefs on the appeal have been filed. On February 7, 2006, the Second Appellate District in which the briefs were filed moved the California Supreme Court to transfer the appeal to the First Appellate District, the District in which prior appeals regarding these cases had been heard.  The Supreme Court granted the transfer and the appeal is currently pending before the First Appellate District.  GSWC is unable to predict the outcome of this appeal.

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

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those allegedly responsible for the contamination of two of these wells. Some of the other potential defendants settled with GSWC, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit. In response to the filing of the Federal lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the potentially responsible party’s motions. A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

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

On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of GSWC’s impacted wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the Federal lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the Federal lawsuits and the UAO.  Settlements with a number of the PRPs are being finalized; however, Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

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

Although the City of Claremont, California located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of Registrant’s water system serving the City. The value was estimated in 2004 by the consultant at $40 - $45 million. GSWC disagrees with the City’s valuation assessment. As of March 31, 2007, management believes that the fair market value of the system exceeds the $38.5 million recorded net book value and also exceeds the consultant’s estimates of the Claremont water system.

The Town of Apple Valley is located in GSWC’s Region III and was evaluating the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another utility serving the Town.  On March 13, 2007, the Town Council voted to formally abandon its review of the potential acquisition.  GSWC was notified of the Town Council’s action by a letter from the Town Manager dated April 3, 2007.

Except for the City of Claremont and the Town of Apple Valley, Registrant has not been, within the last three years, involved in activities related to the potential condemnation of any of its 38 other water customer service areas or in its Bear Valley Electric customer service area.  No formal condemnation proceedings have been filed against any of the Registrant’s properties during the past three years.

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

From 1997 through March 31, 2007, GSWC has incurred costs of approximately $6.4 million in defending its rights in the Santa Maria Basin, including legal and expert witness fees, which have been recorded in Utility Plant for rate recovery.  In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005.  In February 2007, GSWC reached a settlement with the Division of Ratepayer Advocates authorizing recovery of the $5.5 million requested in GSWC’s application.  The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit.  On April 16, 2007 the assigned Administrative Law Judge issued a proposed decision that approved the settlement with the Division of Ratepayer Advocates and the Orcutt Advisory Group.  Management believes the proposed decision will be approved and the recovery of these costs through rates is probable.

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

The AQMD has recently recommended that GSWC be allowed to pursue a Supplemental Environmental Program (“SEP”) as part of the settlement of the NOV. A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions.  As part of pursuing its permit amendment application, GSWC would include further controls to the facility to reduce emissions.  The anticipated penalties for the 2004 violations might be reduced or avoided through the settlement of this matter based on the funding of a SEP.  In October 2006, GSWC submitted initial capital cost estimates to the AQMD for the installation and operation of granular activated carbon filters at the facility as a proposed SEP. Installation of the filters would eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. Initial and follow-up discussions indicated that AQMD staff has favorably received GSWC’s proposal and if approved, it could result in the imposition of only a nominal monetary penalty for the 2004 violations.  In April 2007, GSWC submitted the final SEP and is waiting for AQMD approval.  However, until further notice from the AQMD on the SEP, GSWC cannot reasonably estimate the outcome of the NOV and any amount of penalties which might be assessed.

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

Registrant is also subject to other ordinary routine litigation incidental to its business.  Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Note 8 — Business Segments:

AWR has three reportable segments, water, electric and contract operations, whereas GSWC has two segments, water and electric. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona.  Activities of ASUS and its subsidiaries are conducted in California, Maryland, Texas and Virginia. Both GSWC and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC, ASUS and its subsidiaries, and other matters.  Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC or CCWC.

	As Of And For The Three Months Ended March 31, 2007
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts*	Parent	AWR
Operating revenues	$48,688	$8,869		$1,639	$13,074	$—	$72,270
Operating income (loss)	10,979	3,652	(1)	151	2,163	(94)	16,851
Interest expense, net	4,138	348		118	285	41	4,930
Identifiable assets	674,339	39,651		38,724	799	—	753,513
Depreciation and amortization expense	6,111	533		397	48	—	7,089
Capital additions	8,978	561		395	31	—	9,965

(1) Includes $2,710,000 unrealized gain on purchased power contracts.

	As Of And For The Three Months Ended March 31, 2006
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts*	Parent	AWR
Operating revenues	$48,967	$8,346		$1,782	$5,220	$—	$64,315
Operating income (loss)	13,944	(1,096	)(2)	333	929	(50)	14,060
Interest expense, net	3,660	346		121	115	115	4,357
Identifiable assets	643,975	41,309		37,567	953	—	723,804
Depreciation and amortization expense	5,496	535		416	36	—	6,483
Capital additions	17,975	833		318	273	—	19,399

(2) Includes $2,155,000 unrealized loss on purchased power contracts.

*             Includes amounts from ASUS and its wholly-owned subsidiaries’ contracted operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), American States Utility Services, Inc. (“ASUS”) and its subsidiaries, and Chaparral City Water Company (“CCWC”). AWR was incorporated as a California corporation in 1998 as a holding company.

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water. GSWC also distributes electricity in one customer service area. GSWC is regulated by the California Public Utilities Commission (“CPUC”) and was incorporated as a California corporation on December 31, 1929. GSWC is organized into one electric customer service area and three water service regions consisting of 21 customer service areas operating within 75 communities in 10 counties in the State of California. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric service division.  GSWC served 254,097 water customers and 23,206 electric customers at March 31, 2007, or a total of 277,303 customers, compared with 276,362 total customers at March 31, 2006. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the three months ended March 31, 2007 and 2006.

CCWC is an Arizona public utility company serving 13,395 customers as of March 31, 2007, compared with 13,117 customers at March 31, 2006. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS contracts, either directly or through wholly-owned subsidiaries, with the U.S. government and various municipalities and private entities to provide water and wastewater services, including the operation and maintenance of water and wastewater systems, billing and meter reading and water marketing. ASUS commenced operation and maintenance of water and wastewater systems through a wholly-owned subsidiary at its first military base in Texas in October 2004.  Since that date, ASUS commenced operation and maintenance of water and wastewater systems at military bases through wholly-owned subsidiaries in Maryland and Virginia in February 2006 and April 2006, respectively.  All of these contracts have a 50-year term, subject to termination for convenience by the U.S. government. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts.  In addition, a subsidiary of ASUS has executed a contract for the construction of infrastructure improvements on a military base in Texas.  This contract is a fixed-price contract.  Prices may be increased by the execution of change orders if significant unforeseen issues are encountered during construction that would increase overall costs.  Revenues are recognized on the percentage-of-completion method for this contract.

ASUS and GSWC have been pursuing an opportunity to provide contract services for wastewater treatment and retail water services respectively, within the service area of the Natomas Central Mutual Water Company (“Natomas”). Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. In August 2004, Natomas and ASUS entered into a contract under which ASUS acts as the exclusive agent for marketing water that has become “temporarily surplus” to the internal needs of Natomas, and that arises under water rights permits and contracts owned or controlled by Natomas, to third parties outside the Natomas service area. On January 31, 2006, ASUS and Natomas entered into a water purchase and sale agreement under which ASUS will acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas. Pursuant to the terms of this agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on achievement of specific milestones and events over a 10-year period. Pursuant to the marketing services agreement described above, Natomas will pay to ASUS a commission of 16% of the sale price over the same 10-year period for any “temporary surplus” water marketed by ASUS. At the same time that the water purchase agreement was completed, Natomas and ASUS also entered into a settlement agreement that released Natomas from previously established reimbursement obligations under prior agreements. ASUS may use the water rights acquired from Natomas to serve existing customers, to re-sell to other beneficial users, or to pursue and serve expanded service territories.

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

Overview

Our revenues, operating income, and cash flows are earned primarily through delivering drinking water to homes and businesses via over 2,900 miles of water distribution pipelines.  Rates charged to customers of GSWC and CCWC are determined by either the CPUC or ACC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital. Factors recently affecting our financial performance include the process and timing of setting rates charged to customers; our ability to recover, and the process for recovering in rates, the costs of distributing water and electricity; weather; the impact of increased water quality standards on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by the Company to protect its water supply.

We plan to continue to seek additional rate increases in future years to recover our operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund our needs for capital expenditures, dividends, investments in our contract business and other cash requirements. We expect to fund these needs through a combination of debt and common stock offerings in the ensuing years.  AWR expects to issue equity in late 2007.

Operating revenues and income from our contracted services are earned primarily from the operation and maintenance of water and wastewater systems for the U.S. government at various military bases.  All of the operations and maintenance contracts with the U.S. government are 50-year fixed-price redetermination-prospective contracts.  We also may generate revenues from the construction of infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or pursuant to supplemental contracts.  Revenues generated by our contract operations are primarily dependent on these new business activities, including military base operations and the construction of new and/or replacement infrastructures at these military bases.  As a result, we are subject to risks that are different than those of our regulated water and electric activities.   We plan to continue seeking opportunities to bid on other contracts for the privatization of water and wastewater services at military bases.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracts operation. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit through ASUS and its subsidiaries.  The tables below set forth summaries of the results by segment (in thousands):

	Operating Revenues				Operating Income
	3 Mos. Ended 3/31/2007	3 Mos. Ended 3/31/2006	$ CHANGE	% CHANGE	3 Mos. Ended 3/31/2007	3 Mos. Ended 3/31/2006	$ CHANGE	% CHANGE
Water	$50,327	$50,749	$(422)	(0.8)%	$11,130	$14,277	$(3,147)	(22.0)%
Electric	8,869	8,346	523	6.3%	3,652	(1,096)	4,748	433.2%
Contracted services	13,074	5,220	7,854	150.5%	2,163	929	1,234	132.8%
AWR parent	—	—	—	—	(94)	(50)	(44)	88.0%
Totals from operation	$72,270	$64,315	$7,955	12.4%	$16,851	$14,060	$2,791	19.9%

Water - For the three months ended March 31, 2007, operating income for water decreased by $3.1 million, or 22%, primarily due to a decision issued by the CPUC on April 13, 2006 regarding GSWC’s water rights lease revenues received from the City of Folsom.  This decision added about $2.3 million of additional revenues in the first quarter of 2006 for amounts that had been received from the City of Folsom in 2004 and 2005.  Prior to the decision, this amount had been recorded as a regulatory liability.  This decision allowed GSWC to recognize revenue in the first quarter of 2006 without a corresponding amount in 2007, except for the on-going annual Folsom lease revenues of approximately $1.3 million.  Higher operating expenses as described below also contributed to the decrease in water’s operating income, offset by increased water rates approved by the CPUC that were effective January 1, 2007 and an increase in water consumption over that in the prior period.

Electric - For the three months ended March 31, 2007, operating income for electric increased by $4.7 million.  There was an unrealized gain on Bear Valley Electric’s purchased power contracts in the first quarter of 2007 due to increasing energy prices versus an unrealized loss on purchased power contracts in the same quarter of 2006. The unrealized gain on purchased power contracts increased operating income by approximately $2.7 million for the three months ended March 31, 2007, as compared to an unrealized loss on purchased power contracts that decreased operating income by $2.2 million for the same period in 2006.

Contracted Services - For the three months ended March 31, 2007, operating income for contracted services increased by $1.2 million.  This was primarily due to a new contract with the U.S. government.  In December 2006, a subsidiary of ASUS finalized an agreement with the U.S. government for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas.  The $19.8 million project is a firm-fixed price contract, subject to change orders if significant issues are encountered during construction that would increase the overall cost of the project.  This construction project is an amendment and supplemental to the 50-year contract with the U.S. government to manage the entire water and wastewater systems at Fort Bliss.  In March 2007, ASUS executed a formal change order to this contract amendment.  The change order contained a value of approximately $765,000 thus increasing total revenues to be recognized on this contract amendment to $20.6 million.  Revenues from this agreement are being recognized on the percentage-of-completion method.  As a result of this new project, operating income increased by $2.2 million during the first quarter of 2007. The project is scheduled to be completed by August 15, 2007.  Partially offsetting this increase was the recovery and reimbursement in 2006 of transition period operating expenses of about $672,000 as a result of operating and maintaining the water and wastewater systems under new contracts at military bases in Virginia and Maryland pursuant to the contracts with the U.S. government.  We took over the operation and maintenance of the water and wastewater systems at Andrews Air Force Base in Maryland on February 1, 2006 and commenced operation of these systems on that date.  In addition, we assumed the operation and maintenance of the wastewater systems at Fort Lee in Virginia on February 23, 2006 and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia on April 3, 2006 and commenced operation and maintenance of these systems on those dates.  Therefore, we operated these bases partially during the first quarter of 2006 and entirely during same period of 2007.

The following discussion and analysis provides information on AWR’s consolidated operations and assets.  For the three months ended March 31, 2007 and 2006, there is generally no material difference between the consolidated operations and assets of AWR and the water and electric operations and assets of GSWC. However, where necessary, the following discussion and analysis includes references specifically to AWR’s individual segments and/or other subsidiaries — CCWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2007 and 2006 (in thousands):

	3 Mos. Ended 3/31/2007	3 Mos. Ended 3/31/2006	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$50,327	$50,749	$(422)	(0.8)%
Electric	8,869	8,346	523	6.3%
Contracted services	13,074	5,220	7,854	150.5%
Total operating revenues	72,270	64,315	7,955	12.4%

OPERATING EXPENSES
Water purchased	8,873	8,344	529	6.3%
Power purchased for pumping	2,118	1,604	514	32.0%
Groundwater production assessment	2,279	2,083	196	9.4%
Power purchased for resale	4,281	4,563	(282)	(6.2)%
Unrealized (gain) loss on purchased power contracts	(2,710)	2,155	(4,865)	(225.8)%
Supply cost balancing accounts	(720)	487	(1,207)	(247.8)%
Other operating expenses	6,597	4,700	1,897	40.4%
Administrative and general expenses	13,007	11,114	1,893	17.0%
Depreciation and amortization	7,089	6,483	606	9.3%
Maintenance	2,973	2,473	500	20.2%
Property and other taxes	2,930	2,547	383	15.0%
Construction expenses	9,069	3,702	5,367	145.0%
Net gain on sale of property	(367)	—	(367)	(100.0)%
Total operating expenses	55,419	50,255	5,164	10.3%

OPERATING INCOME	16,851	14,060	2,791	19.9%

OTHER INCOME AND EXPENSES
Interest expense	(5,496)	(5,256)	240	4.6%
Interest income	566	899	(333)	(37.0)%
Other	69	—	69	100.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	11,990	9,703	2,287	23.6%

Income tax expense	5,006	3,804	1,202	31.6%

NET INCOME	$6,984	$5,899	$1,085	18.4%

Net income for the first quarter ended March 31, 2007 increased by 18.4% to $7.0 million, equivalent to $0.40 per common share on both a basic and fully diluted basis, compared to $5.9 million or $0.35 per share for the three months ended March 31, 2006. Impacting the comparability in the results of the two periods are the following significant items:

•                  There was an unrealized gain on purchased power contracts in 2007 due to increasing energy prices versus an unrealized loss on purchased power contracts in 2006. The cumulative unrealized gain on purchased power contracts increased pretax income by approximately $2.7 million, or $0.09 per share, for the three months ended March 31, 2007, as compared to a cumulative unrealized loss on purchased power contracts that decreased pretax income by $2.2 million, or $0.08 per share, for the same period in 2006.

•                  A decision issued by the CPUC on April 13, 2006 regarding the treatment of GSWC’s water rights lease revenues increased pre-tax income by about $2.3 million in March 2006, or approximately $0.08 per share, over the same period in 2007. Pursuant to a March 2004 CPUC order, the apportionment of any Folsom lease revenues that GSWC may collect commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues since January 2004, inclusive of the balances in the regulatory liability accounts established by GSWC for this matter, in water system infrastructure. These investments will be included in the rate base upon which GSWC earns a rate of return. In accordance with California law, GSWC has 8 years in which to reinvest the proceeds, after which any amount remaining would inure to the customer’s benefit. As a result, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into revenues.

•                  An increase in ASUS’s pretax operating income of $1.2 million, or $0.04 per share, as compared to the same period of 2006 for operating,  maintaining and improving the water and wastewater systems at military bases for the U.S. government. The increases include revenue recognized for certain special projects under the percentage-of-completion method of accounting.

•                  Higher operating expenses, changes in the effective tax rate, as well as other items described below, contributed to an overall decrease of $0.08 per share to the results of operations.

Operating Revenues

For the three months ended March 31, 2007, revenues from water operations decreased slightly by 0.8% to $50.3 million, compared to $50.8 million for the three months ended March 31, 2006.   Contributing to this decrease was a CPUC decision issued on April 13, 2006 enabling GSWC to record $2.3 million in the first quarter of 2006 of water rights lease revenues from the City of Folsom for the period from January 2004 to December 2005.  Prior to this decision, the apportionment of any lease revenues that GSWC collected in 2004 and 2005 had been included in a regulatory liability account and no amounts were recognized as revenues until regulatory uncertainties about this matter were resolved. There was no such adjustment in the first quarter of 2007.  For the first quarter of 2007 and 2006, GSWC also recorded water lease revenues from the City of Folsom totaling $311,000 and $299,000, respectively.  This decrease was partially offset by rate increases approved by the CPUC and effective January 1, 2007, which contributed approximately $1.7 million in increased water revenues.  In addition, an increase of about 1.0% in billed water consumption resulting from changes in weather conditions increased revenues by approximately $190,000. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

For the three months ended March 31, 2007, revenues from electric operations increased by 6.3% to $8.9 million compared to $8.3 million for the three months ended March 31, 2006. The increase reflects higher kilowatt-hour usage by residential customers due to cooler weather conditions.  However, this increase was partially offset by a decrease from our industrial customers resulting from less usage of snow-making machines.  Last year, warm weather until late January allowed industrial customers to continue making snow.  Therefore, more energy was used during February and March of 2006 compared to the same period this year.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

For the three months ended March 31, 2007, revenues from contracted services increased by $7.9 million, or 150.5%, to $13.1 million compared to $5.2 million for the three months ended March 31, 2006 due primarily to an increase of approximately $7.3 million related to construction revenues earned from the U.S. government recognized on the percentage-of completion method. The revenues earned were for the construction of certain improvements, renewals and replacements to the existing water and wastewater infrastructures at Fort Bliss and at other military bases located in Virginia and Maryland pursuant to new operation and maintenance contracts entered into in early 2006.  Certain of the construction projects are firm, fixed-price contracts and are supplemental to ASUS’s 50-year contracts with the U.S. government. There were also additional revenues totaling $709,000 in the first quarter of 2007 generated from operating and maintaining the water and wastewater systems under the new contracts in Virginia and Maryland.

Operating Expenses:

Supply Costs

Water supply costs consist of purchased water, purchased power for pumping, groundwater production assessment and water supply cost balancing accounts.  Electric supply costs consist of purchased power for resale and electric supply cost balancing account.  Water and electric margins are computed by taking total revenues, less total supply costs.  We use margins and related percentages as an important measure in evaluating our operating results.   We believe this non-GAAP measure to be key in evaluating our utility business performance within our water and electric segments.   We review these measurements regularly and compare them to historical periods and to our operating budget as approved.  However, this non-GAAP measure may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses.  Supply costs accounted for approximately 30% and 34% of total operating expenses for the three months ended March 31, 2007 and 2006, respectively.  The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended March 31, 2007 and 2006 (amounts in thousands):

	3 Mos. Ended 3/31/2007	3 Mos. Ended 3/31/2006	$ CHANGE	% CHANGE
WATER OPERATING REVENUES(1)	$50,327	$50,749	$(422)	(0.8)%

WATER SUPPLY COSTS:
Water purchased(1)	8,873	8,344	529	6.3%
Power purchased for pumping(1)	2,118	1,604	514	32.0%
Groundwater production assessment(1)	2,279	2,083	196	9.4%
Water supply cost balancing accounts(1)	(1,526)	237	(1,763)	(743.9)%
	$11,744	$12,268	$(524)	(4.3)%
WATER MARGIN(2)	$38,583	$38,481	$102	0.3%

PERCENT MARGIN - WATER	76.7%	75.8%

ELECTRIC OPERATING REVENUES(1)	$8,869	$8,346	$523	6.3%

ELECTRIC SUPPLY COSTS:
Power purchased for resale(1)	4,281	4,563	(282)	(6.2)%
Electric supply cost balancing accounts(1)	806	250	556	222.4%
	$5,087	$4,813	$274	5.7%
ELECTRIC MARGIN(2)	$3,782	$3,533	$249	7.0%

PERCENT MARGIN - ELECTRIC	42.6%	42.3%

(1)          As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts.  The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled ($720,000) and $487,000 for the three months ended March 31, 2007 and 2006, respectively.

(2)          Water and electric margins do not include any depreciation and amortization, maintenance expense, or other operating expenses.

Two of the principal factors affecting water supply costs and gross margin are the amount of water produced and the source of the water.  Generally, water from wells costs less than water purchased from wholesale suppliers.  In addition, GSWC is authorized to establish water and electric supply cost balancing/memorandum accounts for increases and/or decreases in costs due to changes in rates charged by its suppliers providing our purchased water and purchased power, and by agencies assessing groundwater related pump taxes for our water service areas in California.   Higher or lower rates in actual costs as compared to rates authorized by the CPUC will either be recovered from or refunded to customers in the future.   However, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. GSWC has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. GSWC believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. Without a “full-cost” balancing account authorized by the CPUC, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

For the three months ended March 31, 2007, 38.9% of the Company’s water supply mix was purchased as compared to 43.2% purchased for the three months ended March 31, 2006.  This change in mix resulted in improved margins in 2007 compared to same period in 2006.  Water gross margin for the first quarter of 2006 included the $2.3 million water rights lease revenues from the City of Folsom.

Purchased water costs increased by 6.3% to $8.9 million compared to $8.3 million for the three months ended March 31, 2006. The increase is due primarily to an increase in water supply demand resulting from higher customer consumption and increased water rates charged by purchased water suppliers.  In general, the supply cost memorandum account as discussed above allows GSWC to track incremental rate changes from suppliers, for future recovery in water rates.   In addition, GSWC entered into a one-time lease of pumped water rights with the City of Pomona in order to allow GSWC to pump more water.  The price of this lease paid by GSWC totaled $226,000 and was for 1,000 acre-feet of stored water in eastern Los Angeles County.  There were no water rights leased by GSWC from others in the same period of 2006.  These increases were offset by a favorable change in the supply mix discussed above, caused by less purchased water needed to replace groundwater supply not pumped in the prior year.  Certain wells had been removed from service in 2006 as a result of water quality issues and mechanical problems.

For the three months ended March 31, 2007, the increases in power purchased for pumping and groundwater production assessments were due to higher water supply demand and an increase in pumping volume resulting from the favorable supply mix change as discussed. There were also increases in assessment rates levied against groundwater production, effective July 2006. Average pump tax rates increased in Regions II and III by approximately 2% and 4%, respectively.  Again, the supply cost memorandum account tracks the increases in pump tax rates for future recovery in water rates.

A decrease of $1.8 million during the three months ended March 31, 2007 in the water supply cost balancing account provision as compared to the three months ended March 31, 2006 was primarily due to the recording of $1.2 million in net under-collections to the 2007 memorandum account, caused by increased rates in purchased water and purchased power for pumping charged by GSWC’s suppliers and increased pump tax rates.  Under-collections in the memorandum account were not recorded in the first quarter of 2006 due to the CPUC’s earning test requirement, which was eliminated in April 2006 by a CPUC decision.   Under-collections are now recorded on a monthly basis.  There was also a $558,000 decrease in the amortization of the water supply cost balancing accounts due to the expiration in October 2006 of the amortization of Region III’s under-collection.

For the three months ended March 31, 2007, the cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division decreased by 6.2% to $4.3 million compared to $4.6 million for the three months ended March 31, 2006, reflecting an increase in sales to the spot market at higher energy prices.  GSWC has a 15MW purchased power agreement with Pinnacle West Capital Corporation (“PWCC”).  Purchased power in excess of demand is sold into the spot market at the market price.  There was an energy price increase of about $13/MWh, resulting in higher income from sales in the spot market.  Income from the spot market sales for the three months ended March 31, 2007 decreased the cost of power purchased for resale and increased the electric supply cost balancing account provision, respectively, as compared to the same period of 2006.   This decrease of the cost of power purchased for resale was offset partially by higher customer demand during the first quarter of 2007.

Unrealized (Gain) Loss on Purchased Power Contracts

Unrealized gain and loss on purchased power contracts represent gains and losses recorded for GSWC’s purchased power agreements with PWCC, which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $2.7 million pretax unrealized gain on purchased power contracts for the three months ended March 31, 2007 is due to an increase in the current forward market prices since December 31, 2006. There was a $2.2 million pretax unrealized loss on purchased power contracts for the three months ended March 31, 2006. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWCC, which terminates at the end of 2008.

Other Operating Expenses

The components of other operating expenses include primarily payroll, material and supplies, chemicals and water treatment, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  For the three months ended March 31, 2007 and 2006, other operating expenses by segment consisted of the following:

	3 Mos. Ended 3/31/2007	3 Mos. Ended 3/31/2006	$ CHANGE	% CHANGE
Water Services	$5,451	$4,260	$1,191	28.0%
Electric Services	390	429	(39)	(9.1)%
Contracted Services	756	11	745	6772.7%
Total other operating expenses	$6,597	$4,700	$1,897	40.4%

For the three months ended March 31, 2007, other operating expenses for water services increased by $1.2 million due primarily to higher chemicals and water treatment costs, including supplies and materials, of $714,000 in particular at GSWC’s Region II and III services area.  Region II incurred an additional $409,000 primarily for arsenic and granular activated carbon treatments at three of its well sites, while Region III incurred an additional $243,000 primarily for two of its treatment plants.  There was also an increase in labor costs of $162,000 due to higher wages, and an increase in outside fees of $324,000 for services from an outside party to remove nitrate and perclorate at treatment plants.

There was also an increase in other operating expenses of $745,000 for contracted services primarily due to the commencement of the operation of water and wastewater systems at military bases in Maryland and Virginia that began throughout the first quarter of 2006.  ASUS fully operated these bases during the first quarter of 2007, whereas they were only partially operated by ASUS during the same period in 2006.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.  For the three months ended March 31, 2007 and 2006, administrative and general expenses by segment consisted of the following:

	3 Mos. Ended 3/31/2007	3 Mos. Ended 3/31/2006	$ CHANGE	% CHANGE
Water Services	$10,665	$9,387	$1,278	13.6%
Electric Services	1,440	1,300	140	10.8%
Contracted Services	902	427	475	111.2%
Total administratvive and general expenses	$13,007	$11,114	$1,893	17.0%

For the three months ended March 31, 2007, administrative and general expenses increased by $1.4 million in water and electric services compared to the three months ended March 31, 2006 due to: (i) an increase of $954,000 in outside services relating primarily to tax and legal services; (ii) an approximate $373,000 increase in labor costs due to higher wages largely related to Registrant’s annual performance-based salary review program, and (iii) an increase of $91,000 in miscellaneous expenses.

There was also an increase of $475,000 in contracted services administrative and general expenses due primarily to the recovery in 2006 of transition period operating expenses of about $672,000 at the various military bases pursuant to the contracts with the U.S. government.   There was no such recovery in 2007.  This was offset by a decrease of $246,000 in outside legal and consulting services.

Depreciation and Amortization

For the three months ended March 31, 2007, depreciation and amortization expense increased by 9.3% to $7.1 million compared to $6.5 million for the three months ended March 31, 2006 reflecting, among other things, the effects of closing approximately $73 million of additions to utility plant during 2006, depreciation on which began in January 2007. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

Maintenance

For the three months ended March 31, 2007, maintenance expense increased by 20.2% to $3.0 million compared to $2.5 million for the three months ended March 31, 2006 due principally to an increase in required and emergency maintenance on GSWC’s wells and water supply sources.

Property and Other Taxes

For the three months ended March 31, 2007, property and other taxes increased by 15.0% to $2.9 million compared to $2.5 million for the three months ended March 31, 2006 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Construction Expenses

For the three months ended March 31, 2007, ASUS construction expenses increased to $9.1 million compared to $3.7 million for the same period in 2006 reflecting the costs incurred for the construction of various improvements, renewals and replacements to the existing water and wastewater infrastructures at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to new contracts entered into in early 2006.  The increase in construction activity resulted from amendments to the original 50-year contracts with the U.S. government which required the construction of additional improvements at the various military bases.

Net Gain on Sale of Property

For the three months ended March 31, 2007, Registrant recorded a net pre-tax gain of $367,000 on the sale of property primarily related to a settlement of $325,000 reached with the Los Angeles Unified School District (“LAUSD”) for GSWC’s sale of a parcel of land to LAUSD for the purpose of constructing a high school.  There was no similar gain in the same period of 2006.  Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the three months ended March 31, 2007, interest expense increased by 4.6% to $5.5 million compared to $5.3 million for the three months ended March 31, 2006 primarily reflecting higher interest rates.  There was also an increase in short-term cash borrowings. Average bank loan balances outstanding under an AWR credit facility for the first quarter of 2007 were approximately $35.0 million, as compared to an average of $28.0 million during the same period of 2006.

Interest Income

Interest income decreased by $333,000 for the three months ended March 31, 2007 due primarily to the initial recording in the first quarter of 2006 interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC.  As a result, the interest income accrued on the memorandum account decreased by $317,000 between the two periods.

Income Tax Expense

For the three months ended March 31, 2007, income tax expense increased by 31.6% to $5.0 million compared to $3.8 million for the three months ended March 31, 2006 due, in part, to an increase in pretax income of 23.6%. In addition, the effective tax rate (“ETR”) for the three months ended March 31, 2007 was 41.8% as compared to a 39.2% ETR applicable to the three months ended March 31, 2006. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2006. Except for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), there have been no material changes to the critical accounting policies.  Effective January 1, 2007, Registrant adopted FIN 48. As a result of adoption, Registrant increased retained earnings by approximately $181,000.  As of the adoption date and at March 31, 2007, Registrant’s total amount of unrecognized tax benefits was $4.8 million, of which $118,000, if recognized, would affect the effective tax rate.  See Note 5 (Income Taxes) of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

AWR

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of the California tests, at March 31, 2007, approximately $107.3 million was available from the retained earnings of GSWC to pay dividends to AWR.  GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $214.6 million was available to pay dividends to AWR as of March 31, 2007. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than ..6667 to 1.  Dividends in the amount of $4.3 million were paid to AWR by GSWC in the first quarter of 2007 and 2006, respectively.

Net cash provided by operating activities was $14.2 million for the quarter ended March 31, 2007 as compared to $16.8 million for the same period ended March 31, 2006. The overall decrease of $2.6 million was primarily attributed to the timing of cash receipts and disbursements related to working capital items affecting the changes in net cash provided by operating activities.   An approximately $4.1 million increase in amounts due from the U.S. government on projects at Fort Bliss was offset by a $5.0 million change in billings in excess of costs and estimated earnings on uncompleted contracts included in “other assets”.  Increases in 2007 operating revenues mainly due to an increase in cash collected from GSWC’s customers due to increased rates were also offset by higher operating costs paid during the period.

Net cash used in investing activities, which consists primarily of construction expenditures, decreased to $9.6 million for the three months ended March 31, 2007 as compared to $19.4 million for the three months ended March 31, 2006.  This decrease was primarily due to several water treatment, well and security construction projects that were completed in 2006 in GSWC’s Los Angeles County, Santa Maria and Barstow areas for which significant capital expenditures were incurred in the first quarter of 2006. Also, in 2007, the capital expenditures were offset by $380,000 in proceeds received on the sale of property.

Net cash provided by financing activities was $1.2 million for the quarter ended March 31, 2007 as compared to $4.0 million for the same period in 2006. The decrease in net cash provided by financing activities was primarily caused by (i) a decrease of about $1.3 million in advances for and contributions in aid of construction; (ii) a decrease of $667,000 in the cash received on the financing portion of the purchased power contracts with PWCC; and (iii) a $435,000 decrease in proceeds from stock option exercises and the issuance of Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan.

The Company has paid common dividends for 77 consecutive years.  During the three months ended March 31, 2007 and 2006, AWR paid quarterly dividends to shareholders, totaling approximately $4.0 million and $3.8 million, respectively.  AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in future years, on March 1, June 1,

September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. As of March 31, 2007, an aggregate of $36.0 million in cash borrowings were included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility. AWR also has a Registration Statement on file with the Securities and Exchange Commission for the sale from time to time of debt and equity securities.  As of March 31, 2007, $156.5 million was available for issuance under this Registration Statement.

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

GSWC

Net cash provided by operating activities was $13.0 million for the quarter ended March 31, 2007 as compared to $19.3 million for the same period in 2006. The decrease of $6.3 million was primarily attributable to the timing of cash receipts and disbursements related to working capital items.  Increases in 2007 water revenues mainly due to an increase in cash collected from GSWC’s customers resulting from increased rates were offset by higher operating costs paid during the period.

Net cash used in investing activities decreased to $9.2 million for the quarter ended March 31, 2007 as compared to $18.8 million for the same period in 2006. This decrease was primarily due to several  water treatment, well and security construction projects that were completed in 2006 in GSWC’s Los Angeles County, Santa Maria and Barstow areas for which significant capital expenditures were incurred in the first quarter of 2006.  GSWC anticipates that its capital expenditures for calendar 2007 will approximate $60 million.  Also, in 2007, the capital expenditures were offset by $380,000 proceeds received on the sale of property.

Net cash used by financing activities was $1.5 million for the three months ended March 31, 2007 as compared to net cash provided by financing activities of $1.5 million for the same period in 2006.  The decrease in net cash provided by financing activities was primarily caused by (i) a decrease of about $1.6 million in advances for and contributions in aid of construction; (ii) a decrease of $667,000 in the cash received on the financing portion of the purchased power contracts with PWCC; (iii) a $232,000 decrease in proceeds from stock option exercises and the related tax benefit, and (iv) a $500,000 decrease in the net change in inter-company borrowings.

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

GSWC also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances to fund the majority of its construction expenditures. GSWC has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of March 31, 2007, $50 million remained for issuance under this Registration Statement.

On October 11, 2005, CoBank purchased a 5.87% Senior Note due December 20, 2028 in the aggregate principal amount of $40,000,000 from GSWC. The proceeds were used to pay down GSWC’s inter-company short-term borrowings.

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

ASUS

ASUS funds its operating expenses primarily through contracted services fees from the U.S. government and investments by or loans from AWR.  ASUS, in turn, provides funding to its subsidiaries.

Contractual Obligations and Other Commitments

Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Other items, such as certain purchase commitments and operating leases are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed.  During the first quarter of 2007, GSWC entered into a new operating lease for a facility located in San Dimas, California that will house certain departments.  The term of the lease is for seven years.  The minimum base rent will total approximately $2.0 million over the seven years.

In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual principal and interest payments are generally made from cash flow from operations.

There have been no other material changes to AWR’s contractual obligations and other commitments since December 31, 2006. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year-ended December 31, 2006 for a detailed discussion of contractual obligations and other commitments.

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

GSWC is required to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC’s typically include an increase in year one and step increases for the second year and attrition increases for the third year. Rates are based on a forecast of expenses and capital costs. GRC’s have a typical regulatory processing time of one year. In California, rates may be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, and advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two to four month regulatory lag.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do however regulate certain transactions between GSWC and its affiliates. The amounts charged by the subsidiaries of ASUS for water and wastewater services at military bases are based upon the terms of 50-year contracts with the U.S. government and supplemental fixed price construction contracts. The operations and maintenance contracts provide that prices will be redetermined at the end of two years after commencement of operations at each military base and every three years thereafter. In addition, prices may be equitably adjusted for changes in law, wage and benefit increases and other circumstances.  The construction projects are fixed price.  Prices may be changed through the execution of change orders if significant unforeseen issues arise during the construction process.

Recent Changes in Rates

In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses at the Corporate Headquarters. GSWC has settled many items with the Division of Ratepayer Advocates (“DRA”) at the CPUC.  If GSWC receives a favorable CPUC decision on the items that are still contested, we estimate that it will add annualized revenues of approximately $5.2 million.  If the CPUC’s decision favors DRA, it could result in an estimated $1.5 million reduction in annual revenues.  Due to delays on this application, the CPUC approved an interim rate increase, subject to refund, totaling $1.2 million that became effective January 1, 2007.  The amount of increase or decrease ultimately decided by the CPUC will be retroactive to January 1, 2007. A final decision on this application is expected in mid-2007.  Management is unable to predict the outcome of this rate case.

On January 12, 2006, the CPUC approved GSWC’s Region III rate case. The authorized rate increase for 2006 was made effective January 19, 2006 and provided GSWC additional annual revenue approximating $5.4 million in 2006 based on a return on equity of 9.8%. The CPUC also approved the second year increases for Region III in an estimated amount of approximately $2.3 million, effective January 1, 2007.  In connection with this GRC, GSWC also filed an Application for Rehearing of the Region III GRC.  GSWC was granted limited re-hearing of that decision and was ordered to file a report.  GSWC filed that report in January 2007.  According to GSWC’s calculations, the adopted revenues in 2006 should have been increased by approximately $326,000, and the rates in 2007 should be approximately $285,000 higher than adopted.  DRA has submitted a response to our report and now the CPUC’s water division will make a final ruling.

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

The application for rate increases to cover general office expenses at the Corporate Headquarters was previously filed in 2005 with the Region III rate case and was deferred for one year to be combined with the Region II case as discussed.  GSWC and DRA agreed that when GSWC receives rate increases for general office expenses, still pending, that the increases could be applied immediately to Region III since they are a year late.  If GSWC receives a favorable CPUC decision on items that are still contested in general office expenses, it would add annualized revenues of approximately $3.8 million.  But if the CPUC’s decision favors the DRA position, it could result in an estimated $1.3 million reduction in annual revenues.  Region III received an interim annual rate increase of $135,000 effective January 1, 2007.  The amount of increase or decrease ultimately decided by the CPUC will also be retroactive to January 1, 2007.

CCWC plans to file its next general rate case with the ACC during the third quarter of 2007, for its water system in Fountain Hills, Arizona.  The processing of this case is expected to take approximately 18 months.  CCWC filed its last rate case with the ACC in August 2004. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and generated additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues.   During this GRC, CCWC sought to have its rates determined using a fair value rate base. The ACC elected not to use fair value in setting the rates.  CCWC appealed ACC’s use of only original cost less depreciation rate base to determine the revenue requirement.   Because CCWC’s fair value rate base was higher, the use of original cost exclusively to determine the revenue requirement deprived CCWC of a substantial amount of operating income. Following the approval of this rate case, CCWC filed an appeal with the Arizona Court of Appeals.  On February 13, 2007, the Arizona Court of Appeals upheld CCWC’s challenge to the ACC’s failure to use fair value rate base in the determination of operating income.  The process the ACC utilized resulted in a lower revenue requirement and was found to be in violation of the Arizona Constitution.  However, the Court also held that ACC’s determination of the return on equity, while not well-explained, was made based on the evidence, was a matter within the agency’s substantial discretion and was lawful.  The ACC sought and received an extension of the deadline to seek review by the Arizona Supreme Court until May 14, 2007.  If the ACC seeks and obtains review, a final decision will take approximately 9-12 months.  If review is not sought or is denied, the matter will return to the ACC on remand for modification of the original ACC decision consistent with the decision of the Court of Appeals.  Remand proceedings would be expected to take at least another 6 months.

Other Regulatory Matters

On April 16, 2007, GSWC filed an industry-wide compliance report regarding its historical purchases of energy from renewable generation sources at its Bear Valley Electric operations.  The filing indicates that GSWC’s has not achieved interim target purchase levels established by the CPUC and could be subject to possible fines.  Based on the calculation of possible fines included in the filing, the fines can range as high as approximately $592,000.  GSWC has contested the fines and management does not believe it is probable that GSWC will ultimately be assessed these possible fines, and accordingly, no provision for loss has been recorded in the financial statements.

There have been no other material changes to AWR’s other regulatory matters since December 31, 2006. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2006 for a detailed discussion of other regulatory matters.  Other regulatory matters included: New Service Territory Application, Finance Application, State-Wide Rate Application, Memorandum Supply Cost Accounts, Low Income Balancing Accounts, Santa Maria Groundwater Basin Adjudication, Refund of Water Rights Lease Revenues, Recovery of Cost of Tree Removal and Mitigation for Bark Beetle Infestation, and Outside Services Memorandum Account.

Environmental Matters

AWR’s subsidiaries are subject to increasingly stringent environmental regulations including the 1996 amendments to the Federal Safe Drinking Water Act; enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; and the long-term enhanced surface water treatment rules; ground water treatment rule; contaminant regulation of radon and arsenic; and unregulated contaminants monitoring rule.

Additional information on these requirements and other significant environmental matters is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Registrant’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in any of the environmental matters discussed in the Form 10-K since December 31, 2006.

Water Supply

Water supply and revenues are significantly affected, both in the short-run and long-run, by changes in weather conditions.  Both California and Arizona have been experiencing lower-than-normal precipitation.  According to the National Weather Service, downtown Los Angeles is in the driest rainfall season (from July 2006 to June 2007) on record with only 2.47” of rain, or 18% of normal, through March 2007.  California snowpack as of April 2007 was only at 40% of the normal level and Southwest Arizona snowpack is below 50% of normal with the Verde River basin being the lowest at below 25% level.

Due to significant storms during the winter of 2005-2006, California reservoirs are at 110% of average and Arizona reservoir storage is at 68% of average.  Snowpack above Lake Powell is 65% of average and the April-June 2007 inflow is forecast to be 4.0 million acre-feet, which is 50% of normal.  Currently Lake Powell storage is at 64% of average or 11,637 million acre-feet which is 933 million acre-feet more than last year at this time.

According to the National Weather Service (NWS) Climate Prediction Center, the prospects for significant drought relief across California and Southwest Arizona are remote as the snow season comes to a close and the snow pack remains well below normal.  Southern California and Southwest Arizona are now in an extreme drought and expectations are for it to continue at least through July of 2007.  However, the NWS expects the onset of the thunderstorm season in July should bring some short-term relief to Arizona.

Registrant serves its customers’ demands for water in naturally arid parts of the country.  Recognizing the natural aridity of the region it serves, Registrant consistently emphasizes conservation of water and energy resources.  While emphasizing consistent improvements in conservation, however, Registrant also manages its portfolio of water resources to reliably and affordably meet its customers’ demand for high quality water service.

The productivity of the water supplies managed by Registrant varies from year to year depending upon a variety of factors, including the amount and location of rainfall, the availability of imported water from the Colorado River and from northern California, the amount of water stored in reservoirs and groundwater basins accessible by the company, the amount of water used by our customers and others, evolving challenges to water quality, and a variety of legal limitations on use.

GSWC and CCWC own facilities and water rights that allow us to produce locally available groundwater to serve nearly half of our customers’ demand in an average year.  Population growth in the regions we serve and increases in the amount of groundwater used have resulted in both cooperative and judicially-enforced regimes for managing groundwater basins for long-term sustainability.  Registrant actively participates in efforts to protect groundwater basins from over-use and from contamination and to protect its water rights.  In some periods, such efforts require reductions in groundwater pumping and increased reliance on alternative water resources.  However, because sustainable groundwater only meets a portion of customer demand, Registrant also manages a portfolio of water supply arrangements including purchasing water from water supply wholesalers to insure the reliability, quality and affordability of water.

State Water Project

To augment local groundwater, Registrant relies on supplemental supplies imported from distant watersheds either naturally through river systems or artificially through integrated systems of reservoirs and conveyance facilities. GSWC contracts, either directly or through intermediate wholesalers, for imported supplemental water supplies with a variety of governmental agencies which manage water projects, including the California Department of Water Resources (State Water Project).  GSWC contracts for supplemental water supplies from the State Water Project (“SWP”) through several member agencies of the Metropolitan Water District of Southern California (“MWD”) which act as sub-wholesalers.  To receive such supplies, Registrant maintains physical connections to the MWD imported water distribution system throughout the six-county area encompassing most of metropolitan southern California.  In addition to the more generalized challenges facing all Western water projects, the SWP faces particular challenges to the operation of its pumping plant located at the southern end of the San Joaquin/Sacramento River Delta which naturally drains to the Pacific Ocean through San Francisco Bay.  Because of its diversion of water for export to central, coastal and southern California through the pumping plant, the SWP is subject to a variety of operating limitations and permitting processes designed, collectively, to balance the need for water exports with the need to restore and protect the Bay/Delta environment.  In the first quarter of 2007, the SWP received a court order to comply with certain endangered species permitting requirements or cease pumping operations.  The SWP is currently attempting to comply with the court order and may appeal the decision to a higher court.  Significant additional restrictions on SWP operations, however, would pose a substantial challenge to the water use patterns throughout California.  Because of the potential risk to the SWP water supply, Registrant is both monitoring developments and working with MWD and its member agencies to safeguard the supply and evaluate potential emergency responses to any sudden reduction in SWP deliveries.

Conservation

In light of supply variability and the general scarcity and value of water supplies available in the Western U.S., Registrant makes continuous efforts to promote active conservation by all customer classes.  However, customer conservation can result in lower water sales than would otherwise occur, and lower volumes of water sold can have a negative impact on Registrant’s earnings.  In order to remedy the financial disincentive associated with water conservation, Registrant has worked collaboratively with the  CPUC and the  ACC to address rate structure issues.  Currently, Registrant is actively participating in the CPUC’s Conservation Order Initiating Investigation (“OII”).  Through the Conservation OII, the CPUC proposes to eliminate disincentives to promote conservation.  Among other potential solutions being considered by the CPUC are revisions to tariff structures to create increasing rate blocks, so that greater consumption will be tempered by higher unit pricing to consumers, and sales adjustment mechanisms, to essentially de-couple volume of sales from Registrant’s revenue.

Additional information on water supply issues are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. There have been no material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2006. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings described in our 2006 Annual Report on
Form 10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2006, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

We commenced the operation and maintenance of our water and wastewater systems for the U.S. government at our first military base in October 2004.  We began the operation and maintenance of additional water and wastewater systems at military bases in Virginia and Maryland in 2006.  All of these contracts are fixed price contracts.  We also commenced the construction of infrastructure improvements at these bases in 2006 pursuant to fixed price contracts.  Revenues generated by our contract operations are primarily dependent on these new business activities.  As a result, we are subject to risks that are different than those we previously faced.

Our operations and maintenance contracts on military bases create certain risks that are different from that of our regulated utility operations.

We have entered into contracts to provide water and wastewater services at military bases pursuant to 50-year fixed price contracts, subject to termination, in whole or in part, for the convenience of the U.S. government.  In addition, the U.S. government may stop work under the terms of the contracts, delay performance of our obligations under the contracts or modify the contracts at its convenience.

Our contract pricing was based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials.  We may be unable to recover all of our costs if any of these assumptions are inaccurate or we failed to consider all costs that we may incur in connection with performing the work.  We are also subject to price adjustments at the time of price redetermination or in connection with requests for equitable adjustments or other changes permitted by terms of the contracts.

We are subject to audits, cost review and investigations by contracting oversight agencies.  During the course of an audit, the oversight agency may disallow costs.  Such cost disallowances may result in adjustments to previously reported revenues.

Payment under these contracts is subject to appropriations by Congress.  We may experience delays in receiving payment or delays in redetermination of prices or other price adjustments due to cancelled or delayed appropriations specific to our projects or reductions in government spending for the military or generally.  Appropriations and the timing of payment, may be influenced by, among other things, the state of the economy, competing political priorities, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures for the military.

In addition, we must maintain the proper management of water and wastewater facilities and find state-certified and other qualified employees to support the operation of these facilities.  Failure to do so could put us at risk of, among other things, operations errors at the military bases and for improper billing and collection procedures as well as loss of contracts, assessment of penalties for operational failures and loss of revenues.

Our contracts for the construction of infrastructure improvements on military bases create risks that are different, in some respects, from that of our operations and maintenance contracts.

We have entered into contracts for the construction of infrastructure improvements to water and wastewater systems at military bases.  Many of these contracts are fixed-price contracts.  Under fixed-price contracts, we benefit from cost savings and earnings from approved contract change orders, but are generally unable to recover any cost overruns to the approved contract price.

Revenues from these types of contracts are recognized using the percentage-of-completion method of accounting.  This accounting practice that we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs.  The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability.

We establish prices for  these types of  fixed-price contracts, in part, on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions.  If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our contract business operations and results of operations for contracted services.

We may be adversely affected by disputes with the U.S. government regarding our performance of contract services on military bases or by failure to properly perform the contract services.

If there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment to us.  If we are ultimately unable to collect these payments on a timely basis, our profits and cash flows will be adversely affected.

If we fail to comply with the terms of one or more of our U.S. government contracts, other agreements with the U.S. government or U.S. government regulations and statutes, we could be suspended or barred from future U.S. government contracts for a period of time and be subject to possible civil or criminal fines and penalties and damage to our reputation in the water and wastewater industry.

We are dependent upon subcontractors for the performance of contracted services on military bases.

We primarily rely on a single subcontractor for the operation and maintenance of wastewater systems at military bases pursuant to our existing contracts with the U.S. government.  The failure of this subcontractor to perform services for us in accordance with the terms of our contracts with the U.S. government could result in the termination of contracts to provide wastewater services at these bases, a loss of revenues and increases in costs to correct the subcontractor’s performance failures.

We also rely on third-party manufacturers as well as third-party subcontractors to complete our projects.  To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired.  If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts.  In addition, if a subcontractor or manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment of materials from another source at a higher price.  This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

If these subcontractors fail to perform services to be provided to us or fail to provide us with the proper equipment or materials, we may be penalized for their failure to perform.

We continue to incur costs associated with the expansion of our contract activities.

We continue to incur additional costs in connection with the expansion of our contract operations associated with the preparation of bids and the negotiation of the terms of new contracts.  Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts and our ability to recover those costs and other costs from revenues from new contracts.

There have been no other significant changes in the risk factors disclosed in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the first quarter of 2007.  The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2007:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
January 1 - 31, 2007	147	(2)	$37.28	—	NA	(3)
February 1 - 28, 2007	12	(2)	$40.83	—	NA	(3)
March 1 - 31, 2007	123	(2)	$37.18	—	NA	(3)
Total	282		$37.39	—	NA	(3)

(1)          None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          All of these Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

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

Item 5. Other Information

(a)          On April 27, 2007, the Board of Directors of AWR declared a regular quarterly dividend of $0.235 per Common Share. The dividend will be paid June 1, 2007 to shareholders of record as of the close of business on May 7, 2007.

(b)         There have been no material changes during the first quarter of 2007 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

Dated: May 10, 2007