Form 10-Q
period 2007-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2007-08-09
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007

or

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

As of August 8, 2007, the number of Common Shares outstanding, of American States Water Company was 17,113,878 shares.

As of August 8, 2007, all of the 122 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2007	2006
Utility Plant, at cost
Water	$948,153	$936,810
Electric	64,609	64,103
	1,012,762	1,000,913
Less - Accumulated depreciation	(302,053)	(286,951)
	710,709	713,962
Construction work in progress	46,416	36,639
Net utility plant	757,125	750,601

Other Property and Investments
Goodwill	11,593	11,614
Other property and investments	10,003	9,977
Total other property and investments	21,596	21,591

Current Assets
Cash and cash equivalents	5,274	3,223
Accounts receivable-customers (less allowance for doubtful accounts of $659 in 2007 and $796 in 2006)	15,714	14,816
Unbilled revenue	20,318	15,696
Receivable from the U.S. government	4,883	6,388
Other accounts receivable (less allowance for doubtful accounts of $420 in 2007 and $300 in 2006)	5,379	5,368
Income taxes receivable	247	1,100
Materials and supplies, at average cost	1,649	1,565
Regulatory assets - current	4,271	3,905
Prepayments and other current assets	2,628	2,787
Costs and estimated earnings in excess of billings on uncompleted contracts	5,865	4,495
Deferred income taxes - current	3,982	5,093
Total current assets	70,210	64,436

Regulatory and Other Assets
Regulatory assets	88,819	84,686
Other accounts receivable	9,564	9,335
Deferred income taxes	2	16
Other	8,525	6,290
Total regulatory and other assets	106,910	100,327

Total Assets	$955,841	$936,955

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
(in thousands)	2007	2006
Capitalization
Common shares, no par value, no stated value	$177,442	$175,135
Earnings reinvested in the business	114,996	108,599
Total common shareholders’ equity	292,438	283,734
Long-term debt	267,628	267,833
Total capitalization	560,066	551,567

Current Liabilities
Notes payable to banks	28,500	32,000
Long-term debt - current	596	603
Accounts payable	25,020	23,984
Income taxes payable	2,208	103
Accrued employee expenses	5,564	5,320
Accrued interest	2,469	2,583
Unrealized loss on purchased power contracts	1,180	3,654
Regulatory liabilities - current	3,919	3,546
Billings in excess of costs and estimated earnings on uncompleted contracts	1,739	2,038
Other	12,660	12,072
Total current liabilities	83,855	85,903

Other Credits
Advances for construction	83,169	83,203
Contributions in aid of construction - net	98,302	91,702
Deferred income taxes	85,500	80,727
Unamortized investment tax credits	2,382	2,427
Accrued pension and other postretirement benefits	31,595	31,042
Regulatory liabilities	572	588
Billings in excess of costs and estimated earnings on uncompleted contracts	2,477	2,005
Other	7,923	7,791
Total other credits	311,920	299,485

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$955,841	$936,955

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except per share amounts)	2007	2006
Operating Revenues
Water	$60,826	$53,444
Electric	6,255	7,027
Contracted services	12,165	2,567
Total operating revenues	79,246	63,038

Operating Expenses
Water purchased	12,077	10,916
Power purchased for pumping	2,673	2,416
Groundwater production assessment	2,549	2,239
Power purchased for resale	2,915	3,248
Unrealized loss on purchased power contracts	236	923
Supply cost balancing accounts	(1,190)	(825)
Other operating expenses	6,559	5,886
Administrative and general expenses	13,664	10,902
Depreciation and amortization	7,088	6,610
Maintenance	4,353	3,246
Property and other taxes	2,843	2,480
Construction expenses	8,260	809
Net gain on sale of property	(238)	—
Total operating expenses	61,789	48,850

Operating Income	17,457	14,188

Other Income and Expenses
Interest expense	(5,570)	(5,433)
Interest income	586	963
Other	63	—
Total other income and expenses	(4,921)	(4,470)

Income from operations before income tax expense	12,536	9,718

Income tax expense	5,214	3,449

Net Income	$7,322	$6,269

Weighted Average Number of Shares Outstanding	17,094	16,881
Basic Earnings Per Common Share	$0.42	$0.36

Weighted Average Number of Diluted Shares	17,146	16,947
Fully Diluted Earnings Per Share	$0.42	$0.36

Dividends Declared Per Common Share	$0.235	$0.225

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Six Months Ended
	June 30,
(in thousands, except per share amounts)	2007	2006
Operating Revenues
Water	$111,153	$104,199
Electric	15,124	15,372
Contracted services	25,239	7,867
Total operating revenues	151,516	127,438

Operating Expenses
Water purchased	20,950	19,260
Power purchased for pumping	4,791	4,020
Groundwater production assessment	4,828	4,322
Power purchased for resale	7,196	7,811
Unrealized (gain) loss on purchased power contracts	(2,474)	3,078
Supply cost balancing accounts	(1,910)	(338)
Other operating expenses	13,156	10,587
Administrative and general expenses	26,671	22,015
Depreciation and amortization	14,177	13,092
Maintenance	7,326	5,719
Property and other taxes	5,773	5,027
Construction expenses	17,329	4,511
Net gain on sale of property	(605)	—
Total operating expenses	117,208	99,104

Operating Income	34,308	28,334

Other Income and Expenses
Interest expense	(11,066)	(10,688)
Interest income	1,152	1,776
Other	132	—
Total other income and expenses	(9,782)	(8,912)

Income from operations before income tax expense	24,526	19,422

Income tax expense	10,220	7,252

Net Income	$14,306	$12,170

Weighted Average Number of Shares Outstanding	17,066	16,844
Basic Earnings Per Common Share	$0.83	$0.71

Weighted Average Number of Diluted Shares	17,121	16,905
Fully Diluted Earnings Per Share	$0.82	$0.71

Dividends Declared Per Common Share	$0.470	$0.450

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$14,306	$12,170
Adjustments for non-cash items:
Depreciation and amortization	14,177	13,092
Provision for doubtful accounts	194	264
Deferred income taxes and investment tax credits	3,248	3,704
Unrealized (gain) loss on purchased power contracts	(2,474)	3,078
Stock based compensation expense	530	325
Net gain on sale of property	(605)	—
Other - net	520	421
Changes in assets and liabilities:
Accounts receivable - customers	(982)	(130)
Unbilled revenue	(4,622)	(3,730)
Other accounts receivable	(350)	1,717
Receivable from the U.S. government	1,505	(1,434)
Materials and supplies	(84)	(129)
Prepayments and other current assets	2,633	832
Regulatory assets — supply cost balancing accounts	(1,910)	(338)
Other assets	616	(6,227)
Accounts payable	1,036	1,222
Income taxes receivable/payable	3,150	1,559
Other liabilities	(541)	660
Net cash provided	30,347	27,056

Cash Flows From Investing Activities:
Construction expenditures	(19,880)	(34,122)
Proceeds from sale of property	623	—
Net cash used	(19,257)	(34,122)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	507	1,023
Proceeds from stock option exercises	1,127	3,421
Tax benefits from exercise of stock-based awards	122	897
Receipt of advances for and contributions in aid of construction	4,391	5,892
Refunds on advances for construction	(3,418)	(2,196)
Repayments of long-term debt	(212)	(260)
Net change in notes payable to banks	(3,500)	1,000
Cash received on financing portion of purchased power contracts	—	1,333
Dividend equivalent rights	(67)	(127)
Tax benefits from payment of dividend equivalent rights	28	52
Dividends paid	(8,017)	(7,567)
Net cash (used) provided	(9,039)	3,468

Net increase (decrease) in cash and cash equivalents	2,051	(3,598)
Cash and cash equivalents, beginning of period	3,223	13,032
Cash and cash equivalents, end of period	$5,274	$9,434

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
(in thousands)	2007	2006
Utility Plant, at cost

Water	$890,009	$884,719
Electric	64,609	64,103
	954,618	948,822
Less - Accumulated depreciation	(285,847)	(271,716)
	668,771	677,106
Construction work in progress	45,111	34,438
Net utility plant	713,882	711,544

Other Property and Investments
Other property and investments	7,721	7,745
Total other property and investments	7,721	7,745

Current Assets
Cash and cash equivalents	3,135	1,735
Accounts receivable-customers (less allowance for doubtful accounts of $633 in 2007 and $771 in 2006)	15,296	14,465
Unbilled revenue	19,895	15,371
Inter-company receivable	22	111
Other accounts receivable (less allowance for doubtful accounts of $367 in 2007 and $283 in 2006)	4,448	4,066
Materials and supplies, at average cost	1,634	1,550
Regulatory assets - current	4,200	3,834
Prepayments and other current assets	2,411	2,575
Deferred income taxes - current	3,853	5,024
Total current assets	54,894	48,731

Regulatory and Other Assets
Regulatory assets	88,819	84,686
Other accounts receivable	9,564	9,335
Other	8,082	5,620
Total regulatory and other assets	106,465	99,641

Total Assets	$882,962	$867,661

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

	June 30,	December 31,
(in thousands)	2007	2006
Capitalization
Common shares, no par value, no stated value	$162,098	$161,459
Earnings reinvested in the business	109,394	105,506
Total common shareholder’s equity	271,492	266,965
Long-term debt	261,043	261,248
Total capitalization	532,535	528,213

Current Liabilities
Long-term debt - current	316	323
Accounts payable	21,224	19,818
Inter-company payable	13,449	12,272
Income taxes payable to Parent	3,489	1,642
Accrued employee expenses	5,078	4,887
Accrued interest	2,427	2,445
Unrealized loss on purchased power contracts	1,180	3,654
Regulatory liabilities – current	3,919	3,546
Other	12,277	11,654
Total current liabilities	63,359	60,241

Other Credits
Advances for construction	77,033	76,646
Contributions in aid of construction – net	87,449	85,513
Deferred income taxes	81,635	76,678
Unamortized investment tax credits	2,382	2,427
Accrued pension and other postretirement benefits	31,595	31,042
Other	6,974	6,901
Total other credits	287,068	279,207

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$882,962	$867,661

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Three Months Ended
	June 30,
(in thousands)	2007	2006
Operating Revenues
Water	$58,894	$51,396
Electric	6,255	7,027
Total operating revenues	65,149	58,423

Operating Expenses
Water purchased	11,877	10,702
Power purchased for pumping	2,506	2,218
Groundwater production assessment	2,549	2,239
Power purchased for resale	2,915	3,248
Unrealized loss on purchased power contracts	236	923
Supply cost balancing accounts	(1,190)	(825)
Other operating expenses	5,631	4,906
Administrative and general expenses	11,676	8,910
Depreciation and amortization	6,645	6,134
Maintenance	4,037	3,022
Property and other taxes	2,733	2,373
Net gain on sale of property	(238)	—
Total operating expenses	49,377	43,850

Operating Income	15,772	14,573

Other Income and Expenses
Interest expense	(5,182)	(4,875)
Interest income	528	928
Other	47	—
Total other income and expenses	(4,607)	(3,947)

Income from operations before income tax expense	11,165	10,626

Income tax expense	4,695	3,867

Net Income	$6,470	$6,759

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2007	2006
Operating Revenues
Water	$107,582	$100,367
Electric	15,124	15,372
Total operating revenues	122,706	115,739

Operating Expenses
Water purchased	20,586	18,877
Power purchased for pumping	4,522	3,733
Groundwater production assessment	4,828	4,322
Power purchased for resale	7,196	7,811
Unrealized (gain) loss on purchased power contracts	(2,474)	3,078
Supply cost balancing accounts	(1,910)	(338)
Other operating expenses	11,331	9,434
Administrative and general expenses	23,171	19,094
Depreciation and amortization	13,289	12,165
Maintenance	6,807	5,341
Property and other taxes	5,562	4,802
Net gain on sale of property	(605)	—
Total operating expenses	92,303	88,319

Operating Income	30,403	27,420

Other Income and Expenses
Interest expense	(10,201)	(9,678)
Interest income	1,061	1,724
Other	99	—
Total other income and expenses	(9,041)	(7,954)

Income from operations before income tax expense	21,362	19,466

Income tax expense	8,990	7,362

Net Income	$12,372	$12,104

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$12,372	$12,104
Adjustments for non-cash items:
Depreciation and amortization	13,289	12,165
Provision for doubtful accounts	154	239
Deferred income taxes and investment tax credits	3,309	3,417
Unrealized (gain) loss on purchased power contracts	(2,474)	3,078
Stock based compensation expense	492	310
Net gain on sale of property	(605)	—
Other — net	467	346
Changes in assets and liabilities:
Accounts receivable - customers	(911)	(74)
Unbilled revenue	(4,524)	(3,639)
Other accounts receivable	(685)	2,822
Materials and supplies	(84)	(130)
Prepayments and other current assets	2,638	874
Regulatory assets - supply cost balancing accounts	(1,910)	(338)
Other assets	1,937	(2,446)
Accounts payable	1,406	857
Inter-company receivable/payable	266	(35)
Income taxes receivable/payable from/to Parent	2,036	2,358
Other liabilities	(679)	(200)
Net cash provided	26,494	31,708

Cash Flows From Investing Activities:
Construction expenditures	(18,697)	(33,116)
Proceeds from sale of property	623	—
Net cash used	(18,074)	(33,116)

Cash Flows From Financing Activities:
Tax benefits from exercise of stock-based awards	121	897
Receipt of advances for and contributions in aid of construction	4,124	5,241
Refunds on advances for construction	(3,418)	(2,173)
Repayments of long-term debt	(212)	(190)
Net change in inter-company borrowings	1,000	2,500
Cash received on financing portion of purchased power contracts	—	1,333
Dividend equivalent rights	(61)	(116)
Tax benefits from payment of dividend equivalent rights	26	47
Dividends paid	(8,600)	(8,600)
Net cash used	(7,020)	(1,061)

Net increase (decrease) in cash and cash equivalents	1,400	(2,469)
Cash and cash equivalents, beginning of period	1,735	8,788
Cash and cash equivalents, end of period	$3,135	$6,319

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

General / Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”), and American States Utility Services, Inc. (“ASUS”) and its subsidiaries.  More than 90% of AWR’s assets consist of the common stock of GSWC and its revenues and operations are primarily those of GSWC. GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 255,000 water customers. GSWC also distributes electricity in several California mountain communities serving over 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of the contracted services provided by ASUS and its wholly-owned subsidiaries or AWR.

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and wastewater systems at various military bases pursuant to 50-year fixed price contracts.  In December 2006, ASUS, through one of its wholly-owned subsidiaries, finalized an agreement with the U.S. government for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas.  The $20.6 million project is a firm-fixed price contract and is an amendment to the original 50-year contract with the U.S. government to manage the entire water and wastewater systems at Fort Bliss.  Construction on this project began in 2007 and revenues from this agreement have been recognized under the percentage-of-completion method of accounting during the three and six months ended June 30, 2007.  The project is scheduled to be completed by August 15, 2007 and there will be no further construction revenues associated with this amendment after that date.  Earnings and cash flows from amendments to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. Investments in partially-owned affiliates are accounted for by the equity method when Registrant’s interest exceeds 20%.  The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2006 filed with the SEC. Certain prior-period amounts were reclassified to conform to the June 30, 2007 financial statement presentation.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility represent the majority of the inter-company payables on GSWC’s balance sheets as of June 30, 2007 and December 31, 2006. The interest rate charged to GSWC is equal to the amounts sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed upon allocation factors.

Advances for Construction and Contributions in Aid of Construction:  For CCWC, advances for construction represent amounts advanced by developers which are refundable over 10 to 20 years. Refund amounts under the CCWC contracts are based on annual revenues from the extensions, as authorized by the ACC.  After all refunds are made, any remaining balance is transferred to contributions-in-aid of construction.  Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property. During the second quarter of 2007, approximately $2.2 million of CCWC advances that expired were transferred to contributions-in-aid of construction.

New Accounting Pronouncements:  In March 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF No. 06-03, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”  A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed.  If such taxes are significant, and are presented on a gross basis, an entity should also disclose the amounts of those taxes.  Effective January 1, 2007, Registrant adopted the guidance of EITF No. 06-03.  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to operate within the limits of the municipality. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $619,000 and $554,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,352,000 and $1,132,000 for the six months ended June 30, 2007 and 2006, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  Effective January 1, 2007, Registrant adopted the provisions of FIN 48.  In addition, in May 2007, the FASB Staff Position (“FSP”) issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, which amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  See Note 5 for further details and information on the impact of the adoption of FIN 48 and FSP FIN 48-1 on Registrant.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that Registrant has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. Registrant will implement the new standard effective January 1, 2008. Registrant is currently evaluating the impact SFAS No. 157 may have on its financial statements and disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings.  SFAS No. 159 also establishes additional disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar type assets and liabilities.  SFAS No. 159 is effective for Registrant’s fiscal year beginning January 1, 2008.  Registrant is evaluating the potential impact that SFAS No. 159 may have on its financial statements.

In March 2007, the FASB issued EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment”, which concludes that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital.  Registrant will commence recognizing this tax benefit as an increase in additional paid- in capital commencing January 1, 2008. The impact of this change is not expected to be material to Registrant’s financial statements.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At June 30, 2007, Registrant had $7.4 million of regulatory assets not accruing carrying costs. Of this amount, $6.6 million relates to deferred income tax representing accelerated tax benefits flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense. In addition, there are other expenses that Registrant recovers in rates over a short period that do not provide for recovery of carrying costs. At June 30, 2007, $784,000 was recorded as other regulatory assets for such expenses to be recovered.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	June 30,	December 31,
(In thousands)	2007	2006
GSWC
Supply cost balancing accounts	$18,585	$17,321
Supply cost memorandum accounts net under-collections	8,132	7,429
Costs deferred for future recovery on Aerojet case	21,362	21,313
Pensions and other postretirement obligations	21,062	22,815
Flow-through taxes, net	6,591	7,243
Electric transmission line abandonment costs	3,230	3,288
Asset retirement obligations	3,372	3,197
Low income rate assistance balancing accounts	4,247	3,807
Refund of water right lease revenues	(3,293)	(3,565)
Santa Maria adjudication memorandum accounts	3,928	—
Other regulatory assets	1,884	2,126
Total GSWC	$89,100	$84,974
CCWC
Asset retirement obligations	$50	$48
Other regulatory liabilities, net	(551)	(565)
Total AWR	$88,599	$84,457

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2006 filed with the SEC.  Discussion below focuses on significant matters and changes since December 31, 2006.

Supply Cost Balancing and Memorandum Accounts:

Electric Supply Cost Balancing Account — Electric power costs incurred by GSWC’s Bear Valley Electric division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $18.7 million at June 30, 2007. The balance in the electric supply balancing account is primarily impacted by: (i) a surcharge to decrease previously under-collected energy costs, (ii) changes in purchased energy costs, and (iii) changes in power system delivery costs.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 30,724,243 and 33,448,999 kilowatt hours of electricity to its Bear Valley Electric division customers for the three months ended June 30, 2007 and 2006, respectively, and  sold 73,408,022 and 75,743,077 kilowatt hours of electricity to its customers for the six months ended June 30, 2007 and 2006, respectively.   As a result, the supply cost balancing account was reduced by approximately $663,000 and $687,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,581,000 and $1,567,000 for the six months ended June 30, 2007 and 2006, respectively.  Approximately $15.6 million of the under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge, based on electricity sales, to be sufficient for it to recover by August 2011 the amount of the under-collected balance incurred during the energy crisis.  However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek recovery of any amounts not recovered through this surcharge.

The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of the 2001 CPUC decision. The Bear Valley Electric division of GSWC is allowed to include up to a weighted average annual purchased energy cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. There were no amounts expensed over the $77 per MWh cap during the three months ended June 30, 2007 and 2006.  During the six months ended June 30, 2007 and 2006, the amounts expensed were $29,000 and $40,000, respectively.

Charges to GSWC by Southern California Edison (“Edison”), a subsidiary of Edison International,  associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in Bear Valley Electric’s retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not included in rates, is $38,137 per month. These increases have been included in the balancing account for subsequent recovery from customers, subject to CPUC approval. The incoming power system delivery costs are not subject to the $77 per MWh price cap referenced above.  Other components, such as interest accrued on the cumulative under-collected balance and power loss during transmission, also affect the balance of the electric supply cost balancing account.

In summary, for the three months ended June 30, 2007 and 2006, the under-collection decreased by approximately $406,000 and $367,000, respectively, and $1,189,000 and $586,000 for the six months ended June 30, 2007 and 2006, respectively.

Water Supply Cost Memorandum/Balancing Accounts — All water utilities regulated by the CPUC were required to seek review of supply cost under- and over- collections by filing an advice letter annually and to reduce the utility’s recovery of such expenses by the amount exceeding the authorized rate of return. Upon approval by the CPUC, the memorandum accounts are transferred to water supply cost balancing accounts.  On April 13, 2006, the CPUC approved a decision eliminating the earnings test that limited recovery of expenses recorded in these accounts. The decision also eliminated the need to make an annual filing. Pursuant to this order, GSWC recognized a cumulative under-collection of approximately $636,000 to the supply cost memorandum account provisions in the second quarter of 2006 for the under-collected balances not recognized at March 31, 2006 and began recording under- and over- collections on a monthly basis thereafter commencing with the second quarter of 2006.  For the three months ended June 30, 2007 and 2006, approximately, $1.6 million and $599,000 of under-collections, respectively, were recorded in the water supply cost memorandum/balancing accounts, including amortization of approximately $250,000 over-collection and $283,000 under-collection, respectively.  For the six months ended June 30, 2007 and 2006, approximately, $3.1 million and $361,000 of under-collections, respectively, were recorded in the water supply cost memorandum/balancing accounts, including amortization of approximately $570,000 over-collection and $520,000 under-collection, respectively.

GSWC filed advice letters with the CPUC in October 2006 for review of $2.0 million net under-collections of Region I’s  2005 and 2006 water supply cost memorandum account balance as of August 31, 2006 and its net balance after amortization of the 2001-2003 balancing account.  On January 3, 2007, the CPUC approved the advice letters as filed.  As a result, the total $2.0 million net under-collection was transferred to the water supply cost balancing account in January 2007.  There was no impact to earnings in 2007 as this net under-collection was recorded as a regulatory asset in prior periods.

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

A rate surcharge generating approximately $285,000 and $289,000 was billed to customers during the three months ended June 30, 2007 and 2006, respectively, and $505,000 and $499,000 for the six months ended June 30, 2007 and 2006, respectively. GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the decision.  Pursuant to the decision, additional interest of approximately $278,000 and $554,000 was added to the Aerojet litigation memorandum account during the three and six months ended June 30, 2007, respectively.  It is management’s intention to offset any settlement proceeds received from Aerojet pursuant to the settlement agreement against the balance in the memorandum account, with the exception of an $8.0 million payment guaranteed by Aerojet. The $8.0 million plus interest on the unpaid balance is scheduled to be paid in installments over five years beginning in 2009 and is expected to be used to make certain capital investments useful in managing the contamination which was the basis of the suit against Aerojet.  Pursuant to such settlement agreement, Aerojet has agreed to reimburse GSWC an additional $17.5 million, plus interest accruing from January 1, 2004, for GSWC’s past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.

On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development, which represents a portion of the defined property, into its Rancho Cordova service area and to provide water service to that new development. The City of Folsom (the “City”) filed a protest of GSWC’s advice letter on April 27, 2006. On January 30, 2007, the CPUC rejected the advice letter without prejudice, and invited GSWC to refile the advice letter once the City’s protest was resolved, or file an application for CPUC approval of the service territory expansion.  In June 2007, GSWC signed an agreement with the City.  Pursuant to the agreement, the City relinquishes all claims concerning GSWC’s providing water service to the Westborough area, and as compensation to the City to resolve its claim, GSWC has agreed to pay the City $550,000 as the settlement payment, of which Aerojet will reimburse GSWC for 50% or $275,000.  Accordingly, as of and for the three and six months ended June 30, 2007, GSWC has recorded an obligation of $550,000 to the City, an additional receivable of $275,000 from Aerojet for the amount to be reimbursed, and a net charge to expense in the amount of $275,000 for GSWC’s share of the settlement payment.  GSWC intends to refile the application for service territory expansion with the CPUC.

Santa Maria Adjudication Memorandum Accounts:

As more fully discussed in Note 7, GSWC has incurred costs of approximately $6.5 million as of June 30, 2007, including legal and expert witness fees, in defending its water supply from the Santa Maria Basin dedicated to customer service in Santa Barbara and San Luis Obispo Counties.  Such costs had been recorded in utility plant for rate recovery.  In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005.  In February 2007, GSWC reached a settlement with the CPUC’s Division of Ratepayer Advocates authorizing recovery of the $5.5 million requested in GSWC’s application.  The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit.  In May 2007, the CPUC issued a decision that approved the settlement with the Division of Ratepayer Advocates.  Pursuant to the decision, GSWC was ordered to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs in the Santa Maria groundwater basin adjudication.  GSWC was also ordered to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period.  This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge has been implemented in the third quarter of 2007 for recovery of these costs.  All litigation costs that have been incurred since December 31, 2005, totaling approximately $1.1 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  Management believes that these additional costs will be approved and the recovery of these costs through rates is probable.

Other Regulatory Matters:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects.  The CPUC’s investigation focuses on whether these charges were approved in customer rates and whether they were just and reasonable.  In June 2007, GSWC received notification from the CPUC instituting an audit.  The purpose of the audit will be to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs. Management cannot predict the outcome of the investigation or audit at this time.

On April 16, 2007, GSWC’s Bear Valley Electric division filed a compliance report with the CPUC regarding its purchases of energy from renewable energy resources.  The filing included an indication that Bear Valley Electric had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a possible penalty.  GSWC has formally contested the potential penalty reflected in the compliance report.  Management does not believe it is probable that GSWC will ultimately be assessed any penalty (which the form indicates would be as high as $592,000), and accordingly, no provision for loss has been recorded in the financial statements.  The CPUC is considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like Bear Valley Electric.  It is GSWC’s objective to comply with the 20% renewable energy requirement by the year 2010.

Note 3 — Earnings per Share/Capital Stock:

Registrant computes earnings per share (“EPS”) in accordance with EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  EITF No. 03-06 provides the accounting guidance for the effect of participating securities on EPS calculations and the use of the “two-class” method. The guidance requires the use of the “two-class” method of computing EPS for companies with participating securities. The “two-class” method is an earnings allocations formula that determines EPS for each class of common stock and participating security.  AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with Common Shares that have been issued under AWR’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan. In applying the “two-class” method, undistributed earnings are allocated to both Common Shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic earnings per share:

		For The Three		For The Six Months
Basic EPS		Months Ended June 30,		Ended June 30,
(in thousands, except per share amounts)		2007	2006	2007	2006
Net income		$7,322	$6,269	$14,306	$12,170
Less: (a)	Distributed earnings to common shareholders	4,017	3,798	8,021	7,580
	Distributed earnings to participating securities	64	79	128	154
Undistributed earnings		3,241	2,392	6,157	4,436

(b)	Undistributed earnings allocated to common shareholders	3,190	2,345	6,061	4,348
Undistributed earnings allocated to participating securities		51	48	96	88

Total income available to common shareholders, basic (a)+(b)		$7,207	$6,143	$14,082	$11,928

Weighted average Common Shares outstanding, basic		17,094	16,881	17,066	16,844
Basic earnings per Common Share		$0.42	$0.36	$0.83	$0.71

Diluted EPS is based upon the weighted average number of Common Shares including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income available to common shareholders. At June 30, 2007 and 2006 there were 580,215 and 645,389 stock options outstanding, respectively, under these Plans. At June 30, 2007 and 2006, there were also approximately 61,081 and 47,129 restricted stock units outstanding, respectively. The following is a reconciliation of Registrant’s net income available to common shareholders and weighted average Common Shares outstanding for calculating diluted earnings per share:

	For The Three		For The Six Months
Diluted EPS	Months Ended June 30,		Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Common shareholders earnings, basic	$7,207	$6,143	$14,082	$11,928
Undistributed earnings for dilutive stock options (1)	—	—	—	—
Total common shareholders earnings, diluted	$7,207	$6,143	$14,082	$11,928

Weighted average common shares outstanding, basic	17,094	16,881	17,066	16,844
Stock-based compensation (2)	52	66	55	61
Weighted average common shares outstanding, diluted	17,146	16,947	17,121	16,905
Diluted earnings per Common Share	$0.42	$0.36	$0.82	$0.71

(1)        Undistributed earnings allocated to participating securities were not included due to their antidilutive effect on diluted earnings per share.

(2)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 276,574 and 241,962 stock options at June 30, 2007 and 2006, respectively, were deemed to be outstanding in accordance with SFAS No. 128, “Earnings Per Share”.

Stock options of 87,041 and 94,917 were outstanding at June 30, 2007 and 2006, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the six months ended June 30, 2007 and 2006.  Stock options of 216,600 and 308,510, and restricted stock units of 61,081 and 47,129 were outstanding at June 30, 2007 and 2006, respectively, but not included in the computation of diluted EPS because they were antidilutive.

Registrant has a Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an unsolicited unfair offer to acquire the Company. The rights for Junior Participating Preferred Shares (the “Rights”) are exercisable based solely on “a non-market-based contingency”, and are not contingent upon the market price of  AWR’s stock. Therefore, the shares that would be issued if the Rights are exercised are not included in the calculation of diluted earnings per share.

During the three months ended June 30, 2007 and 2006, Registrant issued 6,419 and 13,245 Common Shares, for approximately $235,000 and $494,000, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment (“DRP”) Plan and the 401(k) Plan. During the six months ended June 30, 2007 and 2006, Registrant issued 13,494 and 29,102 Common Shares, for approximately $507,000 and $1,023,000, respectively, under the Registrant’s DRP Plan and the 401(k) Plan.  In addition, during the six months ended June 30, 2007 and 2006, Registrant issued 46,787 and 148,832 Common Shares for approximately $1,127,000 and $3,421,000, respectively, as a result of the exercise of stock options under the Company’s stock incentive plans.  No cash proceeds received by AWR as a result of the exercise of these stock options have been distributed to any subsidiaries of AWR.

During the three months ended June 30, 2007 and 2006, Registrant purchased 3,271 and 10,737, respectively, and 3,553 and 24,821 for the six months ended June 30, 2007 and 2006, respectively, Common Shares on the open market under the Registrant’s DRP and 401(k) Plans, which were used to satisfy the requirements of these plans.

During the three months ended June 30, 2007 and 2006, AWR paid quarterly dividends to the shareholders of approximately $4.0 million, or $0.235 per share, and $3.8 million, or $0.225 per share, respectively.  During the six months ended June 30, 2007 and 2006, AWR paid quarterly dividends to the shareholders of approximately $8.0 million, or $0.470 per share, and $7.6 million, or $0.450 per share, respectively.

Note 4 — Derivative Instruments:

Registrant has certain block-forward purchase power contracts that are subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value.  During 2002, GSWC became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Marketing & Trading Company, LLC (formerly Pinnacle West Capital Corporation), which became effective in November 2002 have not been designated as normal purchases and normal sales. As a result, on a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. For the three months ended June 30, 2007 and 2006, GSWC recognized a pretax unrealized loss of $236,000 and $923,000, respectively.  For the six months ended June 30, 2007 and 2006, GSWC recognized a pretax unrealized gain of $2,474,000 and a pretax unrealized loss of $3,078,000, respectively. As this contract is settled, the realized gains or losses are recorded in power purchased for resale, and the previously recorded unrealized gains or losses are reversed. These contracts have been recognized at fair market value on the balance sheets resulting in a cumulative unrealized loss of $1,180,000 as of June 30, 2007.

The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurred on a cash or net basis through 2006 and by physical delivery thereafter through 2008. Registrant has no other derivative financial instruments.

Note 5 — Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal and state income tax rates in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.

In July 2006, the FASB issued FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Effective January 1, 2007, Registrant adopted FIN 48. As a result of adoption, Registrant increased retained earnings by $181,000.  As of the adoption date and at June 30, 2007, Registrant’s total amount of unrecognized tax benefits was $4.8 million, of which $118,000, if recognized, would affect the effective tax rate.

With the adoption of FIN 48, Registrant continued its policy of classifying interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”  At June 30, 2007, Registrant included $404,000 of net interest receivables from taxing authorities in other assets ($103,000 as current), of which $42,000 and $83,000 were included in interest income for the three and six months ended June 30, 2007, respectively.  For the three and six months ended June 30, 2006, Registrant recognized $381,000 of income-tax-related interest income.  At June 30, 2007, Registrant had no accruals for income-tax-related penalties and did not recognize any such penalty expense during the three and six months ended June 30, 2007 and 2006.

Registrant files federal and various state income tax returns.  The U.S. federal filings for the years 1997 through 1999 and 2002 came under examination during the first quarter of 2007 as a result of Registrant having filed an amended 2002 return during the third quarter of 2006 for which Internal Revenue Service (“IRS”) and Congressional Joint Committee of Taxation (“JCT”) reviews are required.  The 2002 return was amended primarily as a result of the IRS consenting to Registrant’s request for approval to change a tax accounting method.  In relation to this consent, Registrant’s total amount of unrecognized tax benefits could significantly increase or decrease within twelve months of June 30, 2007.  An estimate of the range of the reasonably possible change cannot be made at June 30, 2007.  Registrant is unable to anticipate when the IRS and JCT reviews will be concluded.

The California filing for 2001 also came under examination by the Franchise Tax Board during the first quarter of 2007 as a result of Registrant having filed an amended 2001 return in the first quarter of 2006.  The Franchise Tax Board completed its review during July 2007 without proposing any material changes to the amended return as filed by Registrant.

Registrant’s 2003 through 2005 tax years also remain subject to examination by the IRS and its 2002 through 2005 tax years remain subject to examination by state taxing authorities.

There were no material differences between AWR and GSWC with respect to their accounting for income taxes.

Note 6 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and six months ended June 30, 2007 and 2006 are as follows:

	For The Three Months Ended June 30,
			Other
			Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefits Cost:
Service cost	$940	$991	$105	$107	$106	$32
Interest cost	1,243	1,175	168	155	41	35
Expected return on plan assets	(1,133)	(984)	(57)	(50)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost	41	41	(50)	(50)	40	37
Amortization of actuarial (gain) loss	154	292	25	37	(6)	(3)
Net periodic pension cost	$1,245	$1,515	$296	$304	$181	$101

	For The Six Months Ended June 30,
			Other
			Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefits Cost:
Service cost	$1,880	$1,982	$210	$214	$212	$64
Interest cost	2,486	2,350	336	310	82	70
Expected return on plan assets	(2,266)	(1,968)	(114)	(100)	—	—
Amortization of transition	—	—	210	210	—	—
Amortization of prior service cost	82	82	(100)	(100)	80	74
Amortization of actuarial (gain) loss	308	584	50	74	(12)	(6)
Net periodic pension cost	$2,490	$3,030	$592	$608	$362	$202

Registrant expects to contribute a minimum of approximately $4,974,000 and $800,000 to the pension and postretirement medical plans in 2007, respectively.  Registrant contributed its first payment of $1,125,000 to the pension plan during the second quarter of 2007.  A second payment of $695,000 was made in July 2007.  No contributions to the postretirement plan were made during the three and six months ended June 30, 2007.

As of December 31, 2006, Registrant’s pension obligation was determined by an actuarial valuation using actual beginning -of-year (January 1, 2006) census data.  During the second quarter of 2007, Registrant’s actuaries completed a revised valuation with updated census data as of December 31, 2006.  As a result of using updated data, Registrant recorded a $1.1 million reduction to the projected benefit obligation with a corresponding decrease to the regulatory asset during the second quarter of 2007.

Note 7 — Contingencies:

Water Quality-Related Litigation:

In 1997, GSWC was named as a defendant in nineteen lawsuits that alleged that GSWC and other water utilities delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, as well as attorney’s fees on certain causes of action, costs of suit, and other unspecified relief.  On August 4, 2004, GSWC was dismissed from all nineteen Los Angeles County cases. The Court found GSWC did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the plaintiffs to prove otherwise. GSWC has long asserted that it provides water within the standards established by the CPUC in cooperation with the health authorities. On September 21, 2004, GSWC received notice that all of the plaintiffs filed an appeal to the trial court’s order dismissing GSWC. Briefs and reply briefs were filed in the appeal. On February 7, 2006, the Second Appellate District in which the briefs were filed, moved the California Supreme Court to transfer the appeal to the First Appellate District, the District in which prior appeals regarding these cases had been heard.  The Supreme Court granted the transfer.  Argument in the court of appeal was held before the First Appellate District on June 20, 2007, and a ruling is expected by September 20, 2007.  GSWC is unable to predict the outcome of this appeal.

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

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those allegedly responsible for the contamination of two of these wells. Some of the other potential defendants settled with GSWC, other water purveyors and the WQA (the “Water Entities”) on VOC related issues prior to the filing of the lawsuit. In response to the filing of the lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the PRP’s motions. A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

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

On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of GSWC’s impacted wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO.  Settlements with a number of the PRPs are being finalized; however, Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

Registrant is unable to predict an estimate of the loss, if any, resulting from any of these suits or administrative proceedings.

Condemnation of Properties:

The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, however, the laws of the State of California provide: (i) that the owner of utility property may contest whether the condemnation is actually necessary and in the public interest, and (ii) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken.

Although the City of Claremont, California located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate setting procedures. The City hired a consultant to perform an appraisal of the value of GSWC’s water system serving the City. The value was estimated in 2004 by the City’s consultant at $40 - $45 million. GSWC disagrees with the consultant’s valuation assessment. As of June 30, 2007, management believes that the fair market value of the Claremont water system exceeds the $38.3 million recorded net book value and also exceeds the consultant’s estimates of its value.  The Claremont City Council held a project priorities workshop in April 2007.  The council members agreed that the acquisition of GSWC’s water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems.  Requests for proposals have been sent to consulting firms.

The Town of Apple Valley is located in GSWC’s Region III and was evaluating the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another utility serving the Town.  On March 13, 2007, the Town Council voted to formally abandon its review of the potential acquisitions.  GSWC was notified of the Town Council’s action by a letter from the Town Manager dated April 3, 2007.

Except for the City of Claremont and the Town of Apple Valley, Registrant has not been, within the last three years, involved in activities related to the potential condemnation of any of its other water customer service areas or in its Bear Valley Electric customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s  service areas during the past three years.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit seeks an adjudication of the Santa Maria Groundwater Basin.  A stipulated settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. There are also a few nonsettling parties, and the case is going forward as to these parties. The settlement, if approved, would preserve GSWC’s position with the settling parties independent of the outcome of the case as it moves forward with the nonsettling parties.

Air Quality Management District:

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area.   In 2005, the AQMD conducted an inspection of this facility and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004.  Since receiving the NOV, changes in GSWC procedures have avoided additional violations at the facility.  The AQMD could have assessed penalties associated with an NOV that can range from $10,000 up to $75,000 per day of violation.  GSWC estimates that it was in violation approximately 180 days in 2004.  GSWC met with AQMD on numerous occasions to resolve the NOV and to ensure future compliance.  As part of this process, GSWC also submitted an application to amend the permit, because an amendment may have been necessary for continued operation of the subject air stripping equipment.

GSWC finalized a settlement of the NOV with the AQMD in June 2007.  As part of the settlement, GSWC agreed to withdraw its application for an amended air discharge permit and perform a Supplemental Environmental Program (“SEP”).  A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions.  The SEP prepared by GSWC involves installation and operation of granular activated carbon filters at the facility.  Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality.  The AQMD accepted the SEP and assessed a nominal penalty of $25,000.  During the six months ended June 30, 2007, GSWC paid the penalty of $25,000 and agreed to perform its obligations under the SEP.  It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009.  Upon timely performance of all its obligations under the SEP, GSWC shall be deemed released from any and all claims or penalties arising from the NOV.  Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed.  Management also believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC.

Other Litigation:

A former officer of the Company has asserted a potential claim against the Company for retaliation against the former officer and others in connection with alleged discriminatory conduct by the Company and its Board of Directors. Although management believes that the allegations are without merit and intends to vigorously defend against them, the Company retained an independent investigator to review the allegations and investigate the facts. Based upon the results of such investigation, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations, or cash flows.

Registrant is also subject to other ordinary routine litigation incidental to its business.  Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Note 8 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona.  Activities of ASUS and its subsidiaries are conducted in California, Maryland, New Mexico, Texas and Virginia.  Both GSWC and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC, ASUS and its subsidiaries, and other matters.  Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC or CCWC.

	As Of And For The Three Months Ended June 30, 2007
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$58,894	$6,255		$1,932	$12,165	$—	$79,246
Pretax operating income (loss)	15,812	(40	)(1)	169	1,527	(11)	17,457
Interest expense, net	4,284	370		97	272	(39)	4,984
Identifiable assets	674,361	39,521		42,179	1,064	—	757,125
Depreciation and amortization expense	6,111	534		395	48	—	7,088
Capital additions	8,524	634		444	313	—	9,915

	As Of And For The Three Months Ended June 30, 2006
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$51,396	$7,027		$2,048	$2,567	$—	$63,038
Pretax operating income (loss)	14,669	(96	)(1)	393	(765)	(13)	14,188
Interest expense, net	3,655	292		154	264	105	4,470
Identifiable assets	651,440	41,439		37,603	920	—	731,402
Depreciation and amortization expense	5,593	541		423	53	—	6,610
Capital additions	13,765	543		486	—	—	14,794

	As Of And For The Six Months Ended June 30, 2007
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$107,582	$15,124		$3,571	$25,239	$—	$151,516
Pretax operating income (loss)	26,791	3,612	(2)	320	3,691	(106)	34,308
Interest expense, net	8,422	718		215	557	2	9,914
Identifiable assets	674,361	39,521		42,179	1,064	—	757,125
Depreciation and amortization expense	12,222	1,067		792	96	—	14,177
Capital additions	17,502	1,195		839	344	—	19,880

	As Of And For The Six Months Ended June 30, 2006
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$100,367	$15,372		$3,832	$7,867	$—	$127,438
Pretax operating income (loss)	28,601	(1,181	)(2)	725	251	(62)	28,334
Interest expense, net	7,365	589		264	476	218	8,912
Identifiable assets	651,440	41,439		37,603	920	—	731,402
Depreciation and amortization expense	11,089	1,076		838	89	—	13,092
Capital additions	31,740	1,376		804	202	—	34,122

(1)      Includes $236,000 and $923,000 unrealized loss on purchased power contracts for the three months ended June 30, 2007 and 2006, respectively.

(2)      Includes $2,474,000 unrealized gain on purchased power contracts and $3,078,000 unrealized loss on purchased power contracts for the six months ended June 30, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), American States Utility Services, Inc. (“ASUS”) and its subsidiaries, and Chaparral City Water Company (“CCWC”). AWR was incorporated as a California corporation in 1998 as a holding company.

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water. GSWC also distributes electricity in one customer service area. GSWC is regulated by the California Public Utilities Commission (“CPUC”) and was incorporated as a California corporation on December 31, 1929. GSWC is organized into one electric customer service area and three water service regions consisting of 21 customer service areas operating within 75 communities in 10 counties in the State of California. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric service division.  GSWC served 254,880 water customers and 23,213 electric customers at June 30, 2007, or a total of 278,093 customers, compared with 276,841 total customers at June 30, 2006. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 82.7% of total water revenues for the three months ended June 30, 2007, as compared to 87.4% for the three months ended June 30, 2006.  Revenues derived from commercial and residential water customers accounted for approximately 86.1% of total water revenues for the six months ended June 30, 2007, as compared to 88.8% for the six months ended June 30, 2006.  In addition, effective January 1, 2007, ASUS assigned service contracts with various municipalities to provide billing and meter reading services to GSWC.

CCWC is an Arizona public utility company serving 13,444 customers as of June 30, 2007, compared with 13,219 customers at June 30, 2006. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS contracts, either directly or through wholly-owned subsidiaries, with the U.S. government and various municipalities and private entities to provide water and wastewater services, including the operation and maintenance of water and wastewater systems and water marketing. ASUS commenced operation and maintenance of water and wastewater systems through a wholly-owned subsidiary at its first military base in Texas in October 2004.  Since that date, ASUS commenced operation and maintenance of water and wastewater systems at military bases through wholly-owned subsidiaries in Maryland and Virginia in February 2006. All of these contracts may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by ASUS or through its wholly-owned subsidiaries.  In either event, ASUS would be made whole and shall be entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts.  The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts. However, ASUS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006.  Prices are also subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts.  In addition, a subsidiary of ASUS has executed a contract for the construction of infrastructure improvements at the military base in Texas.  This contract is a fixed-price contract.  Prices may be increased by the execution of change orders if significant unforeseen issues are encountered during construction that would increase overall costs.  Revenues are recognized under the percentage-of-completion method of accounting for this contract.

ASUS and GSWC have been pursuing an opportunity to provide contract services for wastewater treatment and retail water services respectively, within the service area of the Natomas Central Mutual Water Company (“Natomas”). Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. In August 2004, Natomas and ASUS entered into a contract under which ASUS acts as the exclusive agent for marketing water that has become temporarily surplus to the internal needs of Natomas, and that arises under water rights permits and contracts owned or controlled by Natomas, to third parties outside the Natomas service area. On January 31, 2006, ASUS and Natomas entered into a water purchase and sale agreement under which ASUS will acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas. Pursuant to the terms of this agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on achievement of specific milestones and events over a 10-year period. Pursuant to the marketing services agreement described above, Natomas will pay to ASUS a commission of 16% of the sale price over the same 10-year period for any temporary surplus water successfully marketed by ASUS. At the same time that the water purchase agreement was completed, Natomas and ASUS also entered into a settlement agreement that released Natomas from previously established reimbursement obligations under prior agreements. ASUS may use the water rights acquired from Natomas to serve existing customers, to re-sell to other beneficial users, or to pursue and serve expanded service territories.

GSWC and Natomas have also entered into a water transfer agreement under which GSWC agreed to purchase and Natomas agreed to sell up to 30,000 acre-feet of water to be used exclusively by GSWC to serve customers in Sutter County, California. Additionally, GSWC filed for a Certificate of Public Convenience and Necessity with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California within the Natomas service area.  CPUC review of the application has been deferred pending completion of an environmental assessment for the proposed new water service. All of the agreements with Natomas are subject to receipt of various regulatory approvals required for their full implementation.

Overview

Our revenues, operating income, and cash flows are earned primarily through delivering drinking water to homes and businesses over 2,900 miles of water distribution pipelines.  Rates charged to customers of GSWC and CCWC are determined by either the CPUC or ACC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital. Factors recently affecting our financial performance include the process and timing of setting rates charged to customers; our ability to recover, and the process for recovering in rates, the costs of distributing water and electricity; weather; the impact of increased water quality standards on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by the Company to protect its water supply.

We plan to continue to seek additional rate increases in future years to recover our operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund our needs for capital expenditures, dividends, investments in our contract business and other cash requirements. We expect to fund these needs through a combination of debt and common stock offerings in the ensuing years.  AWR expects to issue equity in late 2007 or early 2008.

Operating revenues and income from our contracted services are earned primarily from the operation and maintenance of water and wastewater systems for the U.S. government at various military bases.  All of the operations and maintenance contracts with the U.S. government are 50-year fixed-price redetermination-prospective contracts.  We also may generate revenues from the construction of infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or pursuant to supplemental contracts.  Revenues generated by our contract operations are primarily dependent on these new business activities, including military base operations and the construction of new and/or replacement infrastructure at these military bases.  As a result, we are subject to risks that are different than those of our regulated water and electric activities.   We plan to continue seeking opportunities to bid on other contracts for the privatization of water and wastewater services at military bases.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries.

Second Quarter Results

The tables below set forth summaries of the results by segment (in thousands) for the three months ended June 30, 2007 and 2006:

	Operating Revenues				Pretax Operating Income
	3 Mos.	3 Mos.			3 Mos.	3 Mos.
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2007	6/30/2006	CHANGE	CHANGE	6/30/2007	6/30/2006	CHANGE	CHANGE

Water	$60,826	$53,444	$7,382	13.8%	$15,981	$15,062	$919	6.1%
Electric	6,255	7,027	(772)	-11.0%	(40)	(96)	56	58.3%
Contracted services	12,165	2,567	9,598	373.9%	1,527	(765)	2,292	299.6%
AWR parent	—	—	—	—	(11)	(13)	2	15.4%
Totals from operation	$79,246	$63,038	$16,208	25.7%	$17,457	$14,188	$3,269	23.0%

Water - For the three months ended June 30, 2007, pretax operating income for water increased by $919,000, or 6.1%, as a result of a $6.1 million increase in water margin as compared to the same period of 2006 due to increased water rates approved by the CPUC that were effective January 1, 2007, an increase in water consumption over that in the prior period, and a favorable change in the water supply mix.  This increase in margin was partially offset by higher operating, maintenance, administrative and general, and other expenses, which decreased operating income by $5.1 million, as more fully described below.

Electric - For the three months ended June 30, 2007, pretax operating income for electric increased 58.3% primarily due to a $687,000 decrease in the pretax unrealized loss on purchased power contracts.  Partially offsetting this was an 11% decrease in revenues primarily due to warmer weather during the second quarter of 2007 as compared to the same period in 2006.  During the second quarter of 2006, cooler weather allowed for snow-making at the ski resorts to continue beyond the first quarter as well as provided for higher residential usage associated with heating needs.  In 2007, temperatures began to warm up in February resulting in a cessation of snow-making operations along with a reduction in residential energy demand.  There was also an increase in operating expenses that contributed to lower pretax operating income.

Contracted Services - For the three months ended June 30, 2007, pretax operating income for contracted services increased by $2.3 million.  This was primarily due to a new construction contract with the U.S. government.  In December 2006, a subsidiary of ASUS finalized an agreement with the U.S. government for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas.  The $20.6 million project is a firm-fixed price contract, subject to change orders if significant issues are encountered during construction that would increase the overall cost of the project.  This construction project is an amendment and supplement to the 50-year contract with the U.S. government to manage the entire water and wastewater systems at Fort Bliss.  Revenues from this agreement are being recognized under the percentage-of-completion method of accounting.  As a result of this new project, operating income increased by $2.1 million during the second quarter of 2007. The project is scheduled to be completed by August 15, 2007 and there will be no further construction revenues associated with this amendment after that date.  Earnings and cash flows from amendments to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

Year-to-Date Results

The tables below set forth summaries of the results by segment (in thousands) for the six months ended June 30, 2007 and 2006:

	Operating Revenues				Pretax Operating Income
	6 Mos.	6 Mos.			6 Mos.	6 Mos.
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2007	6/30/2006	CHANGE	CHANGE	6/30/2007	6/30/2006	CHANGE	CHANGE

Water	$111,153	$104,199	$6,954	6.7%	$27,111	$29,326	$(2,215)	-7.6%
Electric	15,124	15,372	(248)	-1.6%	3,612	(1,181)	4,793	405.8%
Contracted services	25,239	7,867	17,372	220.8%	3,691	251	3,440	1370.5%
AWR parent	—	—	—	—	(106)	(62)	(44)	-71.0%
Totals from operation	$151,516	$127,438	$24,078	18.9%	$34,308	$28,334	$5,974	21.1%

Water - For the six months ended June 30, 2007, pretax operating income for water decreased compared to the same period in 2006 by $2.2 million, or 7.6%, primarily due to a favorable decision issued by the CPUC on April 13, 2006 regarding GSWC’s water rights lease revenues received from the City of Folsom, which generated a one-time revenue increase in 2006.  This decision added about $2.3 million of additional revenues in the first quarter of 2006 for amounts that had been received from the City of Folsom in 2004 and 2005.  Prior to the decision, these amounts had been recorded as regulatory liabilities.  The 2006 decision resulted in GSWC recognizing $2.3 million of lease revenues in the first quarter of 2006, but there was no corresponding revenue recognition amount in 2007.  Instead, GSWC will record in 2007 the on-going annual Folsom lease revenues of approximately $1.3 million.  Higher operating expenses as described below also contributed to the decrease in operating income for the water segment, offset by increased water rates approved by the CPUC that were effective January 1, 2007, an increase in water consumption over that in the prior period, and a favorable change in the water supply mix.

Electric - For the six months ended June 30, 2007, pretax operating income for electric increased by $4.8 million, due in large part to an unrealized gain on Bear Valley Electric’s purchased power contracts during the six months ended June 30, 2007 as a result of increasing energy prices versus an unrealized loss on purchased power contracts in the same period of 2006. The gain for the first six months of 2007 increased operating income by approximately $2.5 million as compared to a loss decreasing operating income by $3.1 million for the same period in 2006.  The net effect was an increase in electric operating income by $5.6 between the two periods.  This increase was partially offset by a decrease in consumption and an increase in operating expenses.

Contracted Services - For the six months ended June 30, 2007, pretax operating income for contracted services increased by $3.4 million.  This was primarily due to a new contract with the U.S. government previously discussed in the second quarter results. As a result of this new construction project, operating income increased by $4.3 million during the first six months of 2007. The project is scheduled to be completed by August 15, 2007 and there will be no further construction revenues associated with this amendment after that date.  As previously mentioned, earnings and cash flows from amendments to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods. Partially offsetting this increase was the recovery and reimbursement in 2006 of transition period operating expenses of about $672,000 as a result of operating and maintaining the water and wastewater systems at military bases in Virginia and Maryland pursuant to the contracts with the U.S. government commencing during the six months ended June 30, 2006.  We took over the operation and maintenance of the water and wastewater systems at Andrews Air Force Base in Maryland on February 1, 2006 and commenced operation of these systems on that date.  In addition, we assumed the operation and maintenance of the wastewater systems at Fort Lee in Virginia on February 23, 2006 and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia on April 3, 2006 and commenced operation and maintenance of these systems on those dates.  Therefore, we operated these bases partially during the first six months of 2006 and entirely during same period of 2007.

The following discussion and analysis provides information on AWR’s consolidated operations and assets.  Where necessary, the following discussion and analysis includes specific references to AWR’s individual segments and/or other subsidiaries CCWC, ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2007 and 2006 (in thousands):

	3 Mos.	3 Mos.
	Ended	Ended	$	%
	6/30/2007	6/30/2006	CHANGE	CHANGE
OPERATING REVENUES
Water	$60,826	$53,444	$7,382	13.8%
Electric	6,255	7,027	(772)	-11.0%
Contracted services	12,165	2,567	9,598	373.9%
Total operating revenues	79,246	63,038	16,208	25.7%

OPERATING EXPENSES
Water purchased	12,077	10,916	1,161	10.6%
Power purchased for pumping	2,673	2,416	257	10.6%
Groundwater production assessment	2,549	2,239	310	13.8%
Power purchased for resale	2,915	3,248	(333)	-10.3%
Unrealized loss on purchased power contracts	236	923	(687)	-74.4%
Supply cost balancing accounts	(1,190)	(825)	(365)	44.2%
Other operating expenses	6,559	5,886	673	11.4%
Administrative and general expenses	13,664	10,902	2,762	25.3%
Depreciation and amortization	7,088	6,610	478	7.2%
Maintenance	4,353	3,246	1,107	34.1%
Property and other taxes	2,843	2,480	363	14.6%
Construction expenses	8,260	809	7,451	921.0%
Net gain on sale of property	(238)	—	238	100.0%
Total operating expenses	61,789	48,850	12,939	26.5%

OPERATING INCOME	17,457	14,188	3,269	23.0%

OTHER INCOME AND EXPENSES
Interest expense	(5,570)	(5,433)	137	2.5%
Interest income	586	963	(377)	-39.1%
Other	63	—	63	100.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	12,536	9,718	2,818	29.0%

Income tax expense	5,214	3,449	1,765	51.2%

NET INCOME	$7,322	$6,269	$1,053	16.8%

Net income for the second quarter ended June 30, 2007 increased by 16.8% to $7.3 million, equivalent to $0.42 per common share on both a basic and fully diluted basis, compared to $6.3 million or $0.36 per  share on both a basic and diluted basis for the three months ended June 30, 2006. Impacting the comparability in the results of the two periods are the following significant items, which are also discussed in greater detail below:

•              An increase in the margin for the water segment’s pretax operations of $6.1 million, or $0.21 per share, as compared to the same period of 2006, due to increased water rates approved by the CPUC that were effective January 1, 2007, an increase in water consumption over that in the prior period, and a favorable change in the supply mix.

•                     An unrealized loss on purchased power contracts which decreased pretax income by $236,000, or approximately $0.01 per share for the three months ended June 30, 2007, as compared to a $923,000 unrealized loss, or $0.03 per share, for the three months ended June 30, 2006.

•                     An increase in contracted services’ pretax operating income of $2.3 million, or $0.08 per share, as compared to the same period of 2006 for operating, maintaining and improving the water and wastewater systems at military bases for the U.S. government including a special wastewater expansion project. The increases include revenue recognized for certain special projects under the percentage-of-completion method of accounting.

•                     Higher operating expenses, a change in the effective tax rate, and other items described below, resulting in a decrease of $0.25 per share compared to the results of operations from 2006.

Operating Revenues

For the three months ended June 30, 2007, revenues from water operations increased by 13.8% to $60.8 million, compared to $53.4 million for the three months ended June 30, 2006.  This increase was due primarily to an increase of about 17.1% in billed water consumption resulting from warmer weather in 2007, which increased revenues by approximately $6.3 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.  There were also rate increases approved by the CPUC, effective January 1, 2007, which contributed approximately $1.1 million in increased water revenues.   Included in these rate increases in 2007 was an interim rate increase effective January 1, 2007, subject to refund, totaling approximately $260,000 for the second quarter ($1.2 million for the entire 2007 year) due to the CPUC’s delays in processing GSWC’s general rate applications for rate increases in Region II and for general office expenses at the corporate headquarters.  A proposed decision and an alternate decision were issued on July 24, 2007, which recommend rate increases in 2007 for Region II ranging from $6.3 million to $6.7 million.  In addition, GSWC’s Region III received an interim annual rate increase of $135,000 effective January 1, 2007 to cover general office expenses.  The proposed decision issued by the Administrative Law Judge on July 24, 2007 also recommends rate increases of $3.0 million for 2007 to recover the rate increases for general office expenses allocated to Region III.  The amounts ultimately decided by the CPUC will be retroactive to January 1, 2007.  Once the CPUC issues its final decisions, GSWC will implement a temporary surcharge to recover the revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 to the implementation of the new final rates.  The final decisions are expected in the third quarter of this year.

For the three months ended June 30, 2007, revenues from electric operations decreased by 11.0% to $6.3 million compared to $7.0 million for the three months ended June 30, 2006. The decrease reflects a 10.6% decrease in kilowatt-hour usage by residential and commercial customers due to warmer weather conditions during the second quarter of 2007 as compared to the same period in 2006.  Cooler weather in the 2006 period allowed for snow-making into early second quarter along with higher residential demand related to heating requirements.  Warmer weather in the second quarter of 2007 eliminated the ability for snow-making and reduced energy demands for residential heating purposes.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.  As noted above, interim rates were implemented due to delays by the CPUC.

Revenues from contracted services are comprised of construction revenues and management fees for operating and maintaining the water and wastewater systems at military bases. For the three months ended June 30, 2007, revenues from contracted services increased by $9.6 million, or 373.9%, to $12.2 million compared to $2.6 million for the three months ended June 30, 2006 due primarily to an increase of approximately $9.7 million related to construction revenues earned from the U.S. government recognized on the percentage-of completion method. The revenues earned were for the construction of certain improvements, renewals and replacements to the existing water and wastewater infrastructure at Fort Bliss and at other military bases located in Virginia and Maryland pursuant to new operation and maintenance contracts entered into in early 2006.  Certain of the construction projects are fixed-price contracts and are a supplement to ASUS’s 50-year contracts with the U.S. government.  In particular, ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas.  The $20.6 million project is a firm-fixed price contract and was an amendment and supplement to the 50-year contract with the U.S. government to manage the entire water and wastewater systems at Fort Bliss.  Revenues from this agreement have been recognized under the percentage-of-completion method of accounting.  As a result of this new project, which began in 2007, revenues for contracted services increased by $9.1 million during the second quarter of 2007. The project is scheduled to be completed by August 15, 2007, and there will be no further construction revenues associated with this amendment after that date.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts.  Supply costs included in electric supply costs consist of purchased power for resale and the electric supply cost balancing account.  Water and electric margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this non-GAAP measure to be a useful internal benchmark in evaluating the utility business performance within its water and electric segments.   Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved.  However, this non-GAAP measure may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses.  Supply costs accounted for approximately 30.8% and 36.8% of total operating expenses for the three months ended June 30, 2007 and 2006, respectively.  The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended June 30, 2007 and 2006 (amounts in thousands):

	3 Mos.	3 Mos.
	Ended	Ended	$	%
	6/30/2007	6/30/2006	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$60,826	$53,444	$7,382	13.8%
WATER SUPPLY COSTS:
Water purchased (1)	12,077	10,916	1,161	10.6%
Power purchased for pumping (1)	2,673	2,416	257	10.6%
Groundwater production assessment (1)	2,549	2,239	310	13.8%
Water supply cost balancing accounts (1)	(1,631)	(1,235)	(396)	32.1%
	$15,668	$14,336	$1,332	9.3%
WATER MARGIN (2)	$45,158	$39,108	$6,050	15.5%
PERCENT MARGIN - WATER	74.2%	73.2%

ELECTRIC OPERATING REVENUES (1)	$6,255	$7,027	$(772)	-11.0%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	2,915	3,248	(333)	-10.3%
Electric supply cost balancing accounts (1)	441	410	31	7.6%
	$3,356	$3,658	$(302)	-8.3%
ELECTRIC MARGIN (2)	$2,899	$3,369	$(470)	-14.0%
PERCENT MARGIN - ELECTRIC	46.3%	47.9%

(1)          As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts.  The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled ($1,190,000) and ($825,000) for the three months ended June 30, 2007 and 2006, respectively.

(2)          Water and electric margins do not include any depreciation and amortization, maintenance expense, or other operating expenses.

Two of the principal factors affecting water supply costs and gross margin are the amount of water produced and the source of the water.  Generally, the cost of producing water from wells costs less than water purchased from wholesale suppliers.  In addition, GSWC is authorized to establish water and electric supply cost balancing/memorandum accounts for increases and/or decreases in costs due to changes in rates charged by its suppliers providing our purchased water and purchased power, and by agencies assessing groundwater related pump taxes for our water service areas in California.   Higher or lower actual costs as compared to costs authorized by the CPUC will either be recovered from or refunded to customers in the future.   However, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. GSWC has the opportunity to change the supply-related costs recovered through rates by application to the appropriate regulatory body. GSWC believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. Without a “full-cost” balancing account authorized by the CPUC, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

For the three months ended June 30, 2007, 41.5% of the Company’s water supply mix was purchased as compared to 43.9% purchased for the three months ended June 30, 2006.  This change in mix resulted in improved margins in 2007 compared to same period in 2006.

Purchased water costs increased by 10.6% to $12.1 million compared to $10.9 million for the three months ended June 30, 2006. The increase is due primarily to an increase in water supply demand resulting from higher customer consumption and increased water rates charged by wholesale water suppliers.  In general, the supply cost memorandum account as discussed above allows GSWC to track incremental rate changes from suppliers, for future recovery in water rates.   These increases were offset by a favorable change in the supply mix discussed above.  Certain wells that had been removed from service in 2006 as a result of water quality issues and mechanical problems were either returned to service or otherwise supplemented in 2007.

For the three months ended June 30, 2007, the increases in power purchased for pumping and groundwater production assessments were due to higher water supply demand and an increase in pumping volume resulting from the favorable supply mix change as discussed. There were also increases in assessment rates levied against groundwater production, effective July 2006. Average pump tax rates increased in Regions II and III by approximately 2% and 4%, respectively.  Again, the supply cost memorandum account tracks the increases in pump tax rates for future recovery in water rates.

The supply cost balancing account tracks differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates.  Overcollections occur when the current cost of these items is less than the amount in rates and have the effect of increasing the supply cost balancing account in the Statements of Income. Undercollections occur when the current cost exceeds the amount in rates for these items and, conversely have the effect of decreasing the supply cost balancing account in the Statements of Income.  Typically, overcollections or undercollections, when they occur, are tracked in the supply cost memorandum/balancing accounts for future refund or recovery through a surcredit (in the event of an overcollection) or surcharge (in the event of an undercollection) on customers’ bills.  Once in rates, the amortization of surcharges that are in place to recover under-collections from customers have the effect of increasing the supply cost balancing account in the Statements of Income.  Conversely, the amortization of surcredits that are in rates to refund over-collections to customers have the effect of decreasing the supply cost balancing account.  A decrease of $396,000 during the three months ended June 30, 2007 in the water supply cost balancing account as compared to the three months ended June 30, 2006 was primarily caused by a $533,000 decrease in the amortization of the water supply cost balancing accounts due to the expiration in October 2006 of the surcharge that was in rates to recover Region III’s under-collection.  This was partially offset by the recording of $181,000 net under-collection adjustment relating to 2005 due to the CPUC’s earning test requirement, which was eliminated in April 2006 by a CPUC decision. Under-collections and over-collections are now recorded on a monthly basis.

For the three months ended June 30, 2007, the cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division decreased by 10.3% to $2.9 million compared to $3.2 million for the three months ended June 30, 2006, reflecting primarily lower customer demand during the second quarter of 2007, because of a lack of snowfall in this ski resort community.

Unrealized (Gain) Loss on Purchased Power Contracts

Unrealized gain and loss on purchased power contracts represent gains and losses recorded for GSWC’s purchased power agreements with Pinnacle West Marketing & Trading Company, LLC (“PWMT”) (formerly Pinnacle West Capital Corporation), which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The $236,000 pretax unrealized loss on purchased power contracts for the three months ended June 30, 2007 is due to a decrease in the current forward market prices since March 31, 2007, compared to a $923,000 pretax unrealized loss on purchased power contracts for the three months ended June 30, 2006. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract with PWMT, which terminates at the end of 2008.

Other Operating Expenses

The components of other operating expenses include primarily payroll, material and supplies, chemicals and water treatment, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  For the three months ended June 30, 2007 and 2006, other operating expenses by segment consisted of the following (amounts in thousands):

	3 Mos.	3 Mos.
	Ended	Ended	$	%
	6/30/2007	6/30/2006	CHANGE	CHANGE
Water Services	$5,375	$4,666	$709	15.2%
Electric Services	433	408	25	6.1%
Contracted Services	751	812	(61)	-7.5%
Total other operating expenses	$6,559	$5,886	$673	11.4%

For the three months ended June 30, 2007, other operating expenses for water services increased by $709,000 due primarily to higher chemical and water treatment costs, including supplies and materials at GSWC’s Region II and III services areas.  In addition, these costs are being incurred throughout the year whereas in prior years they were generally deferred to the latter part of the year.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.  For the three months ended June 30, 2007 and 2006, administrative and general expenses by segment consisted of the following (amounts in thousands):

	3 Mos.	3 Mos.
	Ended	Ended	$	%
	6/30/2007	6/30/2006	CHANGE	CHANGE
Water Services	$10,694	$8,249	$2,445	29.6%
Electric Services	1,531	1,168	363	31.1%
Contracted Services	1,439	1,485	(46)	-3.1%
Total administratvive and general expenses	$13,664	$10,902	$2,762	25.3%

For the three months ended June 30, 2007, administrative and general expenses increased by $2.8 million in water and electric services compared to the three months ended June 30, 2006 due to: (i) an increase of approximately $907,000 in outside services relating primarily to additional tax, audit and legal services in 2007; (ii) the CPUC’s approval in April 2006 of Region II’s outside services memorandum account totaling approximately $709,000; upon approval by the CPUC, these legal costs, which were incurred in prior periods, were reversed in the second quarter of 2006 and recorded as a regulatory asset;  there was no such adjustment in 2007; (iii) an approximate $577,000 increase in labor costs due to higher wages largely related to Registrant’s annual performance-based salary review program; (iv) a $225,000 increase in rent expense for office space and the telephone system; (v) an agreement with the City of Folsom to dismiss all opposition to service the Westborough development;  the agreement requires GSWC to pay the City of Folsom $550,000 with Aerojet reimbursing GSWC for 50% or $275,000 of the settlement payment; as of and for the three months ended June 30, 2007, GSWC has recorded an obligation to the City of Folsom for $550,000, an additional receivable of $275,000 from Aerojet for the amount to be reimbursed and a net charge to administrative and general expenses in the amount of $275,000 for its share of the settlement payment, and (vi) an increase of $115,000 in miscellaneous expenses.

A proposed decision and an alternate decision on GSWC’s Region II rate case were issued on July 24, 2007. The final decision may result in increased administrative and general expenses being allocated to contracted services.  However, management is unable to predict the final outcome of this rate case.

Depreciation and Amortization

For the three months ended June 30, 2007, depreciation and amortization expense increased by 7.2% to $7.1 million compared to $6.6 million for the three months ended June 30, 2006 reflecting, among other things, the effects of closing approximately $73 million of additions to utility plant during 2006, depreciation on which began in January 2007. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

Maintenance

For the three months ended June 30, 2007, maintenance expense increased by 34.1% to $4.4 million compared to $3.2 million for the three months ended June 30, 2006 due principally to an increase in required and emergency maintenance on GSWC’s wells and water supply sources, primarily in its Region II and III service areas.

Property and Other Taxes

For the three months ended June 30, 2007, property and other taxes increased by 14.6% to $2.8 million compared to $2.5 million for the three months ended June 30, 2006 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Construction Expenses

For the three months ended June 30, 2007, ASUS construction expenses increased to $8.3 million compared to $809,000 for the same period in 2006 reflecting the costs incurred for the construction of various improvements, renewals and replacements to the existing water and wastewater infrastructure at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to new contracts entered into in early 2006.  The increase in construction activity resulted from amendments to the original 50-year contracts with the U.S. government which required the construction of additional improvements at the various military bases.  As previously mentioned, ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas.   As a result of this new project, construction expenses increased by $7.0 million during the second quarter of 2007. The project is scheduled to be completed by August 15, 2007.

Net Gain on Sale of Property

For the three months ended June 30, 2007, Registrant recorded a net pretax gain of $238,000 on the sale of property it owned in the City of Claremont.  There was no similar gain in the same period of 2006.  Earnings and cash flows from property sales are sporadic and may or may not continue in future periods.

Interest Expense

For the three months ended June 30, 2007, interest expense increased by 2.5% to $5.6 million compared to $5.4 million for the three months ended June 30, 2006 primarily reflecting higher short-term interest rates.  There was also an increase in short-term cash borrowings. Average bank loan balances outstanding under an AWR credit facility for the second quarter of 2007 were approximately $33.4 million, as compared to an average of $31.0 million during the same period of 2006.

Interest Income

Interest income decreased by $377,000 for the three months ended June 30, 2007 due primarily to the receipt of  interest amounting to $381,000 related to a $3.0 million Internal Revenue Service (“IRS”) refund in May 2006.

Income Tax Expense

For the three months ended June 30, 2007, income tax expense increased by 51.2% to $5.2 million compared to $3.4 million for the three months ended June 30, 2006 due, in part, to an increase in pretax income of 29.0%. In addition, the effective tax rate (“ETR”) for the three months ended June 30, 2007 was 41.6% as compared to a 35.5% ETR applicable to the three months ended June 30, 2006. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  In addition, during the third quarter of 2005, AWR filed an amended tax return for 2001 with the IRS which was subject to IRS and Congressional Joint Committee of Taxation (“JCT”) review. During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest. Consequently, in the second quarter of 2006, AWR recorded a tax benefit of $400,000, of which $351,000 was attributable to GSWC. The refund-claim benefit contributed 4.1 of the 6.1 percentage point ETR change referred to, above.

Consolidated Results of Operations — Six Months Ended June 30, 2007 and 2006 (in thousands):

	6 Mos.	6 Mos.
	Ended	Ended	$	%
	6/30/2007	6/30/2006	CHANGE	CHANGE
OPERATING REVENUES
Water	$111,153	$104,199	$6,954	6.7%
Electric	15,124	15,372	(248)	-1.6%
Contracted services	25,239	7,867	17,372	220.8%
Total operating revenues	151,516	127,438	24,078	18.9%

OPERATING EXPENSES
Water purchased	20,950	19,260	1,690	8.8%
Power purchased for pumping	4,791	4,020	771	19.2%
Groundwater production assessment	4,828	4,322	506	11.7%
Power purchased for resale	7,196	7,811	(615)	-7.9%
Unrealized (gain) loss on purchased power contracts	(2,474)	3,078	(5,552)	-180.4%
Supply cost balancing accounts	(1,910)	(338)	(1,572)	465.1%
Other operating expenses	13,156	10,587	2,569	24.3%
Administrative and general expenses	26,671	22,015	4,656	21.1%
Depreciation and amortization	14,177	13,092	1,085	8.3%
Maintenance	7,326	5,719	1,607	28.1%
Property and other taxes	5,773	5,027	746	14.8%
Construction expenses	17,329	4,511	12,818	284.1%
Net gain on sale of property	(605)	—	605	100.0%
Total operating expenses	117,208	99,104	18,104	18.3%

OPERATING INCOME	34,308	28,334	5,974	21.1%

OTHER INCOME AND EXPENSES
Interest expense	(11,066)	(10,688)	378	3.5%
Interest income	1,152	1,776	(624)	-35.1%
Other	132	—	132	100.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	24,526	19,422	5,104	26.3%

Income tax expense	10,220	7,252	2,968	40.9%

NET INCOME	$14,306	$12,170	$2,136	17.6%

Net income for the six months ended June 30, 2007 increased by 17.6% to $14.3 million, equivalent to $0.83 and $0.82 per common share on a basic and fully diluted basis, respectively, compared to $12.2 million or $0.71 per basic and diluted common shares for the six months ended June 30, 2006. Impacting the comparability in the results of the two periods are the following significant items:

•                  There was an unrealized gain on purchased power contracts in 2007 due to increasing energy prices versus an unrealized loss on purchased power contracts in 2006. The cumulative unrealized gain on purchased power contracts increased pretax income by approximately $2.5 million, or $0.09 per share, for the six months ended June 30, 2007, as compared to a cumulative unrealized loss on purchased power contracts that decreased pretax income by $3.1 million, or $0.11 per share, for the same period in 2006.

•                  A decision issued by the CPUC on April 13, 2006 regarding the accounting treatment of GSWC’s water rights lease revenues, increased pretax operating income by about $2.3 million in March 2006, or approximately $0.08 per share, when compared to the same period in 2007. Pursuant to a March 2004 CPUC order, the apportionment of any Folsom lease revenues that GSWC may collect commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues since January 2004, inclusive of the balances in the regulatory liability accounts established by GSWC for this matter, in water system infrastructure. These investments will be included in the rate base upon which GSWC earns a rate of return. In accordance with California law, GSWC has eight years in which to reinvest the proceeds, after which any amount remaining would inure to the customer’s benefit. As a result, in the second quarter of 2006, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account, into water revenues.

•                     An increase, excluding the $2.3 million of water right lease revenues as discussed above, in the margin for the water segment of $3.8 million, or $0.13 per share, as compared to the same period of 2006 due to increased water rates approved by the CPUC that were effective January 1, 2007, an increase in water consumption over that in the prior period, and a favorable supply mix change.

•                  An increase in ASUS’s pretax operating income of $3.4 million, or $0.12 per share, as compared to the same period of 2006 for operating, maintaining and improving the water and wastewater systems at military bases for the U.S. government. The increases include revenue recognized for certain special projects under the percentage-of-completion method of accounting.

•                  Higher operating expenses, a change in the effective income tax rate, as well as other items described below, contributed to an overall decrease of $0.26 per basic share to the results of operations.

Operating Revenues

For the six months ended June 30, 2007, revenues from water operations increased by 6.7% to $111.2 million, compared to $104.2 million for the six months ended June 30, 2006.  Contributing to this increase were rate increases approved by the CPUC effective January 1, 2007, which contributed approximately $2.6 million in increased water revenues.  As more fully discussed in the quarterly results, included in the rate increases in 2007 was an interim rate increase effective January 1, 2007, subject to refund, totaling approximately $520,000 for the six months ended June 30, 2007 ($1.2 million for the entire 2007 year) due to the CPUC’s delays in processing GSWC’s general rate applications for rate increases in Region II and for general office expenses at the corporate headquarters.  Region III also received an interim rate increase of $135,000 effective January 1, 2007.  In addition, an increase of about 9.1% in billed water consumption resulting from much warmer and drier weather conditions increased revenues by approximately $6.6 million.  Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.  Partially offsetting these increases was the fact that operating revenues for the first six months of 2006 were positively impacted by a CPUC decision issued on April 13, 2006 enabling GSWC to record $2.3 million of water rights lease revenues from the City of Folsom for the period from January 2004 to December 2005.  Prior to this decision, the apportionment of any lease revenues that GSWC collected in 2004 and 2005 had been included in a regulatory liability account and no amounts were recognized as revenues until regulatory uncertainties about this matter were resolved. There was no such adjustment in 2007.

For the six months ended June 30, 2007, revenues from electric operations decreased by 1.6% to $15.1 million compared to $15.4 million for the six months ended June 30, 2006. The decrease reflects lower kilowatt-hour usage by residential and commercial customers due warmer and drier weather conditions this spring.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

Revenues from contracted services are comprised of construction revenues and management fees for operating and maintaining the water and wastewater systems at military bases.  For the six months ended June 30, 2007, revenues from contracted services increased by $17.4 million, or 220.8%, to $25.2 million compared to $7.9 million for the six months ended June 30, 2006 due primarily to an increase of approximately $17.0 million related to construction revenues earned from the U.S. government and recognized on the percentage-of completion method. The revenues earned were for the construction of certain improvements, renewals and replacements to the existing water and wastewater infrastructure at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to new contracts entered into in early 2006.  Certain of the construction projects are firm, fixed-price contracts and are supplemental to ASUS’s 50-year contracts with the U.S. government. As discussed in the quarterly results,  ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas, which was an amendment to the 50-year contract with the U.S. government. Revenues from this project have been recognized under the percentage-of-completion method of accounting.  As a result of this new project which began in 2007, revenues for contracted services increased by $19.5 million during the six months ended June 30, 2007. The project is scheduled to be completed by August 15, 2007 and there will be no further construction revenues associated with this amendment after that date.  The increase on this project was partially offset by other non-recurring construction projects that were completed in 2006.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.   There were also additional management fee revenues totaling $776,000 during the six months ended June 30, 2007 generated from operating and maintaining the water and wastewater systems under the new contracts in Virginia and Maryland.

Operating Expenses:

Supply Costs

For general discussion on supply costs, see quarterly results.  Supply costs accounted for approximately 30.6% and 35.4% of total operating expenses for the six months ended June 30, 2007 and 2006, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the six months ended June 30, 2007 and 2006 (amounts in thousands):

	6 Mos.	6 Mos.
	Ended	Ended	$	%
	6/30/2007	6/30/2006	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$111,153	$104,199	$6,954	6.7%
WATER SUPPLY COSTS:
Water purchased (1)	20,950	19,260	1,690	8.8%
Power purchased for pumping (1)	4,791	4,020	771	19.2%
Groundwater production assessment (1)	4,828	4,322	506	11.7%
Water supply cost balancing accounts (1)	(3,157)	(998)	(2,159)	216.3%
	$27,412	$26,604	$808	3.0%
WATER MARGIN (2)	$83,741	$77,595	$6,146	7.9%
PERCENT MARGIN - WATER	75.3%	74.5%

ELECTRIC OPERATING REVENUES (1)	$15,124	$15,372	$(248)	-1.6%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	7,196	7,811	(615)	-7.9%
Electric supply cost balancing accounts (1)	1,247	660	587	88.9%
	$8,443	$8,471	$(28)	-0.3%
ELECTRIC MARGIN (2)	$6,681	$6,901	$(220)	-3.2%
PERCENT MARGIN - ELECTRIC	44.2%	44.9%

(1)          As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts.  The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled ($1,910,000) and ($338,000) for the six months ended June 30, 2007 and 2006, respectively.

(2)          Water and electric margins do not include any depreciation and amortization, maintenance expense, or other operating expenses.

For the six months ended June 30, 2007, 40.4% of the Company’s water supply mix was purchased as compared to 43.6% purchased for the six months ended June 30, 2006.  This change in mix resulted in improved margins in 2007 compared to same period in 2006.  Water gross margin for the six months ended June 30, 2006 included the $2.3 million water rights lease revenues from the City of Folsom.

Purchased water costs for the six months ended June 30, 2007 increased by 8.8% to $21.0 million compared to $19.3 million for the six months ended June 30, 2006. The increase is due primarily to an increase in water supply demand resulting from higher customer consumption and increased water rates charged by suppliers.  In general, the supply cost memorandum account as discussed above allows GSWC to track incremental rate changes from suppliers, for future recovery in water rates.   In addition, GSWC entered into a one-time lease of pumped water rights with the City of Pomona in order to allow GSWC to pump more water.  The price of this lease paid by GSWC totaled $226,000 and was for 1,000 acre-feet of stored water in eastern Los Angeles County.  There were no water rights leased by GSWC from others in the same period of 2006.  These increases were offset by a favorable change in the supply mix discussed above, caused by less purchased water needed to replace groundwater supply not pumped in the prior year.  Certain wells had been removed from service in 2006 as a result of water quality issues and mechanical problems.

For the six months ended June 30, 2007, the increases in power purchased for pumping and groundwater production assessments were due to higher water supply demand and an increase in pumping volume resulting from the favorable supply mix change as discussed. There were also increases in assessment rates levied against groundwater production, effective July 2006. Average pump tax rates increased in Regions II and III by approximately 2% and 4%, respectively.  Again, the supply cost memorandum account tracks the increases in pump tax rates for future recovery in water rates.

For general discussion on increases and decreases to the supply cost balancing accounts in the Statements of Income, see quarterly results.  A decrease of $2.2 million during the six months ended June 30, 2007 in the water supply cost balancing account provision as compared to the six months ended June 30, 2006 was primarily due to a net increase of $1.3 million of net under-collections in 2007 compared to same period in 2006 relating to memorandum accounts, caused by increased rates in purchased water and purchased power for pumping charged by GSWC’s suppliers and increased pump tax rates.  Under-collections in the memorandum accounts were not recorded in the first quarter of 2006 due to the CPUC’s earning test requirement, which was eliminated in April 2006 by a CPUC decision.  Under-collections are now recorded on a monthly basis.  There was also a $1.1 million decrease in amortization due to the expiration in October 2006 of the surcharge that was in rates to recover Region III’s under-collection.

For the six months ended June 30, 2007, the cost of power purchased for resale to customers in GSWC’s Bear Valley Electric division decreased by 7.9% to $7.2 million compared to $7.8 million for the six months ended June 30, 2006, reflecting an increase in sales to the spot market at higher energy prices.  GSWC has a 15MW purchased power agreement with PWMT.  Purchased power in excess of demand is sold into the spot market at the market price.  There was an energy price increase of about $13/MWh, resulting in higher income from sales in the spot market.  Income from the spot market sales for the six months ended June 30, 2007 decreased the cost of power purchased for resale and increased the electric supply cost balancing account provision, respectively, as compared to the same period of 2006.   The decrease in the cost of power purchased for resale was also due to lower customer demand during the six months ended June 30, 2007 compared to same period of 2006.

Unrealized (Gain) Loss on Purchased Power Contracts

Unrealized gain and loss on purchased power contracts represent gains and losses recorded for GSWC’s purchased power agreements with PWMT, which qualify as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $2.5 million pretax unrealized gain on purchased power contracts for the six months ended June 30, 2007 is due to an increase in the current forward market prices since December 31, 2006. There was a $3.1 million pretax unrealized loss on purchased power contracts for the six months ended June 30, 2006. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings positively or negatively during the life of the contract with PWMT, which terminates at the end of 2008.

Other Operating Expenses

For the six months ended June 30, 2007 and 2006, other operating expenses by segment consisted of the following (amounts in thousands):

	6 Mos.	6 Mos.
	Ended	Ended	$	%
	6/30/2007	6/30/2006	CHANGE	CHANGE
Water Services	$10,827	$8,927	$1,900	21.3%
Electric Services	823	837	(14)	-1.7%
Contracted Services	1,506	823	683	83.0%
Total other operating expenses	$13,156	$10,587	$2,569	24.3%

For the six months ended June 30, 2007, other operating expenses for water services increased by $1.9 million due primarily to higher chemicals and water treatment costs, including supplies and materials, of $1.1 million in particular at GSWC’s Region II and III services areas.  Region II incurred additional costs primarily for the removal of arsenic and Volatile Organic Compounds at six of its well sites, while Region III incurred additional costs primarily for two of its treatment plants.  There was also an increase in labor costs of $103,000 due to higher wages and related benefits, an increase of $80,000 in equipment rental, an increase in outside fees of $310,000 for services from an outside party to remove nitrate and perchlorate at treatment plants, and an increase of $307,000 in various other operating expenses.

There was also an increase in other operating expenses of $683,000 for contracted services primarily due to the commencement of the operation of water and wastewater systems at military bases in Maryland and Virginia that began in the first four months of 2006.  ASUS fully operated these bases during the six months ended June 30, 2007, whereas they were only operated by ASUS during part of the same period in 2006.

Administrative and General Expenses

For the six months ended June 30, 2007 and 2006, administrative and general expenses by segment consisted of the following (amounts in thousands):

	6 Mos.	6 Mos.
	Ended	Ended	$	%
	6/30/2007	6/30/2006	CHANGE	CHANGE
Water Services	$21,358	$17,635	$3,723	21.1%
Electric Services	2,972	2,468	504	20.4%
Contracted Services	2,341	1,912	429	22.4%
Total administratvive and general expenses	$26,671	$22,015	$4,656	21.1%

For the six months ended June 30, 2007, administrative and general expenses increased by $4.2 million in water and electric services compared to the six months ended June 30, 2006 due primarily to: (i) an increase of $1.9 million in outside services relating primarily to additional tax, audit and legal services; (ii) the CPUC’s approval in April 2006 of Region II’s outside services memorandum account totaling approximately $709,000 (upon approval by the CPUC, these legal costs, which were incurred in prior periods, were reversed in the second quarter of 2006 and recorded as a regulatory asset; there was no such adjustment in 2007); (iii) an approximate $955,000 increase in labor costs due to higher wages largely related to Registrant’s annual performance-based salary review program; (iv) an agreement with the City of Folsom to dismiss all opposition to service the Westborough development; the agreement requires GSWC to pay the City of Folsom $550,000 with Aerojet reimbursing GSWC for 50% or $275,000 of the settlement payment; as of and for the three months ended June 30, 2007, GSWC has recorded an obligation to the City of Folsom for $550,000, an additional receivable of $275,000 from Aerojet for the amount to be reimbursed and a net charge to administrative and general expenses in the amount of $275,000 for its share of the settlement payment, and (v) a $422,000 increase in rent expense for office space and the telephone system.

There was also an increase of $429,000 in contracted services administrative and general expenses due primarily to the recovery in 2006 of transition period operating expenses of about $672,000 at the various military bases pursuant to the contracts with the U.S. government.   There was no such recovery in 2007.  This was offset by a decrease of $265,000 in outside legal and consulting services.  A proposed decision and an alternate decision on GSWC’s Region II rate case were issued on July 24, 2007. The final decision may result in increased administrative and general expenses being allocated to contracted services.  However, management is unable to predict the final outcome of this rate case.

Depreciation and Amortization

For the six months ended June 30, 2007, depreciation and amortization expense increased by 8.3% to $14.2 million compared to $13.1 million for the six months ended June 30, 2006 reflecting, among other things, the effects of closing approximately $73 million of additions to utility plant during 2006, depreciation on which began in January 2007. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

Maintenance

For the six months ended June 30, 2007, maintenance expense increased by 28.1% to $7.3 million compared to $5.7 million for the six months ended June 30, 2006 due principally to an increase in required and emergency maintenance on GSWC’s wells and water supply sources.

Property and Other Taxes

For the six months ended June 30, 2007, property and other taxes increased by 14.8% to $5.8 million compared to $5.0 million for the six months ended June 30, 2006 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Construction Expenses

For the six months ended June 30, 2007, ASUS construction expenses increased to $17.3 million compared to $4.5 million for the same period in 2006 reflecting the costs incurred for the construction of various improvements, renewals and replacements to the existing water and wastewater infrastructures at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to new contracts entered into in early 2006.  The increase in construction activity resulted from amendments to the original 50-year contracts with the U.S. government which required the construction of additional improvements at the various military bases.  As previously mentioned, ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas.  As a result of this new project, construction expenses increased by $15.2 million during the six months ended June 30, 2007. The project is scheduled to be completed by August 15, 2007.   The increase in construction expenses because of this project was partially offset by other non-recurring construction projects that were completed in 2006.

Net Gain on Sale of Property

For the six months ended June 30, 2007, Registrant recorded a net pretax gain of $605,000 on the sale of property. This gain includes a settlement of $325,000 reached with the Los Angeles Unified School District in connection with  the condemnation of  a parcel of land  for the purpose of constructing a high school.  This parcel of land had not been used for a number of years in GSWC’s public utility operations.  In addition, there was a gain of $238,000 related to the sale of property in the City of Claremont.  There were no similar gains in the same period of 2006.  Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the six months ended June 30, 2007, interest expense increased by 3.5% to $11.1 million compared to $10.7 million for the six months ended June 30, 2006 primarily reflecting higher interest rates.  There was also an increase in short-term cash borrowings. Average bank loan balances outstanding under an AWR credit facility for the six months ended June 30, 2007 were approximately $33.9 million, as compared to an average of $30.0 million during the same period of 2006.

Interest Income

Interest income decreased by $624,000 for the six months ended June 30, 2007 due primarily to the initial recording in the first quarter of 2006 of interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC.  As a result, the interest income accrued on the memorandum account decreased by $309,000 between the two periods.  In addition, interest income decreased reflecting the receipt of interest amounting to $381,000 related to a $3.0 million Internal Revenue Service refund received in May 2006.

Income Tax Expense

For the six months ended June 30, 2007, income tax expense increased by 40.9% to $10.2 million compared to $7.3 million for the six months ended June 30, 2006 due, in part, to an increase in pretax income of 26.3%. In addition, the effective tax rate (“ETR”) for the six months ended June 30, 2007 was 41.7% as compared to a 37.3% ETR applicable to the six months ended June 30, 2006. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  In addition, during the third quarter of 2005, AWR filed an amended tax return for 2001 with the IRS which was subject to IRS and Congressional Joint Committee of Taxation (“JCT”) review. During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest. Consequently, in the second quarter of 2006, AWR recorded a tax benefit of $400,000, of which $351,000 was attributable to GSWC. The refund-claim benefit contributed 2.1 of the 4.4 percentage point ETR change referred to above.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2006. Except for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), there have been no material changes to the critical accounting policies.  Effective January 1, 2007, Registrant adopted FIN 48. As a result of adoption, Registrant increased retained earnings by approximately $181,000.  As of the adoption date and at June 30, 2007, Registrant’s total amount of unrecognized tax benefits was $4.8 million, of which $118,000, if recognized, would affect the effective tax rate.  See Note 5 (Income Taxes) of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

AWR

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of the California tests, at June 30, 2007, approximately $109.4 million was available from the retained earnings of GSWC to pay dividends to AWR.  GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $216.8 million was available to pay dividends to AWR as of June 30, 2007. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than ..6667 to 1.  Dividends in the amount of $8.6 million were paid to AWR by GSWC during each of the six months ended June 30, 2007 and 2006.

Net cash provided by operating activities was $30.3 million for the six months ended June 30, 2007 as compared to $27.1 million for the same period ended June 30, 2006. The overall increase of $3.2 million was primarily attributable to an increase in cash collected from the U.S. government on projects, primarily at Fort Bliss.  Increases in 2007 operating revenues for GSWC due to increased rates and consumption were offset by higher operating costs paid during the period and the timing of cash receipts and billings from/to customers, resulting in an increase in receivables and unbilled revenue.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Net cash used in investing activities, which consists primarily of construction expenditures, decreased to $19.3 million for the six months ended June 30, 2007 as compared to $34.1 million for the six months ended June 30, 2006.  This decrease was primarily due to several water treatment, well and security construction projects that were completed in 2006 in GSWC’s Los Angeles County, Santa Maria and Barstow areas for which significant capital expenditures were incurred during the six months ended June 30, 2006. Also, in 2007, the capital expenditures were offset by $623,000 in proceeds received on the sale of property.

Net cash used in financing activities was $9.0 million for the six months ended June 30, 2007 as compared to cash provided of $3.5 million for the same period in 2006. The decrease of $12.5 million in net cash provided by financing activities was primarily caused by: (i) a decrease of about $2.7 million in advances for and contributions in aid of construction, net of refunds made; (ii) a decrease of $1.3 million in the cash flows associated with the PWMT purchased power contracts; (iii) a net decrease of $4.5 million in notes payable to banks; (iv) a $3.6 million decrease in proceeds from stock option exercises and related tax benefit, and the issuance of Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan, and (v) an increase of $450,000 in dividends paid to shareholders.

During the six months ended June 30, 2007 and 2006, AWR paid quarterly dividends to shareholders, totaling approximately $8.0 million and $7.6 million, respectively.  AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in future years, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

In June 2005, AWR amended and restated its credit agreement which increased its borrowing limit under this facility to $85 million and extended the maturity date to June 2010. Up to $20 million of this facility may be used for letters of credit. As of June 30, 2007, an aggregate of $28.5 million in cash borrowings were included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility.  Average bank loan balances outstanding under an AWR credit facility for the six months ended June 30, 2007 were approximately $33.9 million, as compared to an average of $30.0 million during the same period of 2006.  AWR also has a Registration Statement on file with the Securities and Exchange Commission for the sale from time to time of debt and equity securities.  As of June 30, 2007, $156.5 million was available for issuance under this Registration Statement.

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

GSWC

Net cash provided by operating activities was $26.5 million for the six months ended June 30, 2007 as compared to $31.7 million for the same period in 2006. The decrease of $5.2 million was primarily attributable to the timing of cash receipts and billings from/to customers resulting in an increase in receivables and unbilled revenue.  Increases in 2007 water revenues mainly due to an increase in cash collected from GSWC’s customers resulting from increased rates were offset by higher operating costs paid during the period.

Net cash used in investing activities decreased to $18.1 million for the six months ended June 30, 2007 as compared to $33.1 million for the same period in 2006. This decrease was primarily due to several water treatment, well and security construction projects that were completed in 2006 in GSWC’s Los Angeles County, Santa Maria and Barstow areas for which significant capital expenditures were incurred in the six months ended June 30, 2006.  GSWC anticipates that its capital expenditures for calendar 2007 will approximate $60 million.  Also, in 2007, the capital expenditures were offset by $623,000 proceeds received on the sale of property.

Net cash used by financing activities was $7.0 million for the six months ended June 30, 2007 as compared to $1.1 million for the same period in 2006.  The decrease in net cash provided by financing activities was primarily caused by: (i) a decrease of about $2.4 million in advances for and contributions in aid of construction, net of refunds; (ii) a decrease of $1.3 million in the cash flows associated from the PWMT purchased power contracts; (iii) a $776,000 decrease in proceeds from stock option exercises and the related tax benefit, and (iv) a $1.5 million decrease in the net change in inter-company borrowings.

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

GSWC also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances to fund the majority of its construction expenditures. GSWC has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of June 30, 2007, $50 million remained for issuance under this Registration Statement.

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

In addition, during the second quarter of 2007, GSWC finalized a settlement with the South Coast Air Quality Management District that approved a Supplemental Environmental Program (“SEP”) which obligates GSWC to install and operate a granular activated carbon filters at one of GSWC’s groundwater treatment facilities in Region II.  It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009.  Upon timely performance of all its obligations under the SEP, GSWC shall be deemed released from any and all claims or penalties arising from the Notice of Violation.  Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed.  Management also believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC.

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

GSWC is required to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC’s typically include an increase in year one and rate changes for the second and third years. Rates are based on a forecast of expenses and capital costs, and GRC’s have a typical regulatory processing time of one year.   According to the new rate case plan just adopted in May 2007, GSWC rate cases, starting with the filing in July 2008, will have an 18 month processing schedule.  In California, rates may be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, and advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two to four month regulatory lag.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do however regulate certain transactions between GSWC and its affiliates. The amounts charged by the subsidiaries of ASUS for water and wastewater services at military bases are based upon the terms of 50-year contracts with the U.S. government and supplemental fixed price construction contracts. The operations and maintenance contracts provide that prices will be redetermined at the end of two years after commencement of operations at each military base and every three years thereafter. However, ASUS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006.  In addition, prices may be equitably adjusted for changes in law, wage and benefit increases and other circumstances.  The construction projects are fixed price.  Prices may be changed through the execution of change orders if significant unforeseen issues arise during the construction process.

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

In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses at the Corporate Headquarters.  Due to delays on this application, the CPUC approved an interim rate increase, subject to refund, totaling $1.2 million that became effective January 1, 2007.  A proposed decision issued by the Administrative Law Judge on July 24, 2007 recommends rate increases of $6.3 million, $4.5 million and $4.7 million, respectively, for 2007, 2008 and 2009.  An alternate decision was also issued on the same day recommending GSWC rate increases of $6.7 million, $4.6 million and $4.3 million, respectively, for 2007, 2008, and 2009.  The amounts ultimately decided by the CPUC will be retroactive to January 1, 2007.  Once the CPUC issues its final decision, GSWC will implement a temporary surcharge to recover the revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 to the implementation of the new final rates.  The proposed decisions also changes the revenue requirements related to the adopted rates for the supply cost memorandum accounts that will also be retroactive to January 1, 2007.  Accordingly, GSWC will re-calculate, among other items, the amount recorded in Region II’s supply cost memorandum account based on the new rates.  For the six months ended June 30, 2007, an amount of $1.3 million was recorded as an under-collection of supply costs which positively impacted earnings and increased regulatory assets for the period.  If either decision is approved, we expect most of the under-collected amount as recorded to be reversed, partially offsetting the retroactive revenues upon a final decision.  A final decision on this application is expected in the third quarter of this year.  The final decision may also result in increased administrative and general expenses being allocated to ASUS, a subsidiary of AWR.  Management is unable to predict the final outcome of this rate case.

The application for rate increases to cover general office expenses at the Corporate Headquarters was previously filed in 2005 with the Region III rate case and was deferred for one year to be combined with the Region II case as discussed.  GSWC and DRA agreed that when GSWC receives rate increases for general office expenses, still pending, that the increases could be applied immediately to Region III.  Region III received an interim annual rate increase of $135,000 effective January 1, 2007 to cover general office expenses.  The proposed decision issued by the Administrative Law Judge on July 24, 2007 also recommends rate increases of $3.0 million for 2007 to recover the rate increases for general office expenses allocated to Region III.   The amounts ultimately decided by the CPUC will also be retroactive to January 1, 2007.  Similar to Region II, once the CPUC issues its final decision, GSWC will implement a temporary surcharge to recover the revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 to the implementation of the new final rates.  A final decision is expected in the third quarter of this year.

CCWC plans to file its next general rate case with the ACC during the third quarter of 2007, for its water system in Fountain Hills, Arizona.  The processing of this case is expected to take approximately 18 months.  CCWC filed its last rate case with the ACC in August 2004. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and generated additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues.   During this GRC, CCWC sought to have its rates determined using a fair value rate base. The ACC elected not to use fair value in setting the rates.  CCWC appealed ACC’s use of only original cost less depreciation rate base to determine the revenue requirement.   Because CCWC’s fair value rate base was higher, the use of original cost exclusively to determine the revenue requirement deprived CCWC of a substantial amount of operating income. Following the approval of this rate case, CCWC filed an appeal with the Arizona Court of Appeals.  On February 13, 2007, the Arizona Court of Appeals upheld CCWC’s challenge to the ACC’s failure to use fair value rate base in the determination of operating income.  The process the ACC utilized resulted in a lower revenue requirement and was found to be in violation of the Arizona Constitution.  However, the Court also held that ACC’s determination of the return on equity, while not well-explained, was made based on the evidence, was a matter within the agency’s substantial discretion and was lawful.  The ACC sought and received an extension of the deadline to seek review by the Arizona Supreme Court until May 14, 2007.  If the ACC seeks and obtains review, a final decision will take approximately 9-12 months.  If review is not sought or is denied, the matter will return to the ACC on remand for modification of the original ACC decision consistent with the decision of the Court of Appeals.  Remand proceedings would be expected to take at least another 6 months. The matter is officially on remand back to the ACC for modification of the decision in accordance with the Court’s ruling.

New Service Territory Application

On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development in Sacramento county into the Rancho Cordova service area and to provide water service to that new development. The City of Folsom filed a protest of GSWC’s advice letter on April 27, 2006.   On January 30, 2007, the CPUC rejected the advice letter without prejudice, and invited GSWC to re-file the advice letter once the City of Folsom protest was resolved, or file an application for CPUC approval of the service territory expansion.  In June 2007, GSWC signed an agreement with the City of Folsom and the City agreed not to contest GSWC’s providing water service to Westborough and relinquished all claims concerning GSWC’s providing water service to the area.  As compensation to the City of Folsom to resolve its claim, GSWC has agreed to pay the City of Folsom $550,000.  Aerojet will reimburse GSWC for 50% or $275,000 of the settlement payment.  As of and for the six months ended June 30, 2007, GSWC has recorded an obligation of $550,000 to the City of Folsom, an additional receivable of $275,000 from Aerojet for the amount to be reimbursed, and a net charge to expense in the amount of $275,000 for GSWC’s share of the settlement payment.

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

From 1997 through June 30, 2007, GSWC has incurred costs of approximately $6.5 million in defending its groundwater rights in the Santa Maria Basin, including legal and expert witness fees, which had been recorded in utility plant for rate recovery.  In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005.  In February 2007, GSWC reached a settlement with the CPUC’s Division of Ratepayer Advocates authorizing recovery of the $5.5 million requested in GSWC’s application.  The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit.  In May 2007, the CPUC issued a decision that approved the settlement with the Division of Ratepayer Advocates.  Pursuant to the decision, GSWC was ordered to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs in the Santa Maria groundwater basin adjudication.  GSWC was also ordered to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period.  This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge has been implemented in the third quarter for recovery of these costs.  All litigation costs that have been incurred after December 31, 2005, totaling approximately $1.1 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  Management believes that these additional costs will be approved and the recovery of these costs through rates is probable.

Other Regulatory Matters

On April 16, 2007, GSWC’s Bear Valley Electric division filed a compliance report with the CPUC regarding its purchases of energy from renewable energy resources.  The filing included an indication that Bear Valley Electric had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a possible penalty.  GSWC has formally contested the potential penalty reflected in the compliance report.  Management does not believe it is probable that GSWC will ultimately be assessed any penalty (which the form indicates would be as high as $592,000), and accordingly, no provision for loss has been recorded in the financial statements.  The CPUC is considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like Bear Valley Electric.

Except for the items discussed above, there have been no other material changes to AWR’s other regulatory matters since December 31, 2006. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2006 for a detailed discussion of other regulatory matters.  Other regulatory matters included: New Service Territory Application, Finance Application, State-Wide Rate Application, Memorandum Supply Cost Accounts, Low Income Balancing Accounts, Santa Maria Groundwater Basin Adjudication, Refund of Water Rights Lease Revenues, Recovery of Cost of Tree Removal and Mitigation for Bark Beetle Infestation, and Outside Services Memorandum Account.

Environmental Matters

AWR’s subsidiaries are subject to increasingly stringent environmental regulations including the 1996 amendments to the Federal Safe Drinking Water Act; enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; the long-term enhanced surface water treatment rules; groundwater treatment rules; contaminant regulation of radon and arsenic; and unregulated contaminants monitoring rules.

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area.   In 2005, the AQMD conducted an inspection of this facility and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004.  Since receiving the NOV, changes in GSWC procedures have avoided additional violations at the facility.  The AQMD could have assessed penalties associated with an NOV that can range from $10,000 up to $75,000 per day of violation.  GSWC estimates that it was in violation approximately 180 days in 2004.  GSWC met with AQMD on numerous occasions to resolve the NOV and to ensure future compliance.  As part of this process, GSWC also submitted an application to amend the permit, because an amendment may have been necessary for continued operation of the subject air stripping equipment.

GSWC finalized a settlement of the NOV with the AQMD in June 2007.  As part of the settlement, GSWC agreed to withdraw its application for an amended air discharge permit and perform a Supplemental Environmental Program (“SEP”).  A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions.  The SEP prepared by GSWC involves installation and operation of granular activated carbon filters at the facility.  Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality.  The AQMD accepted the SEP and assessed a nominal penalty of $25,000.  During the six months ended June 30, 2007, GSWC paid the penalty of $25,000 and agreed to perform its obligations under the SEP.  It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009.  Upon timely performance of all its obligations under the SEP, GSWC shall be deemed released from any and all claims or penalties arising from the NOV.  Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed.  Management also believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC.

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

Water Supply

Water supply and revenues are significantly affected, both in the short-run and long-run, by changes in weather conditions.  Both California and Arizona have been experiencing lower-than-normal precipitation.  Severe drought conditions continue to grip California and Arizona.  Over the last 12 months from July 2006 to June 2007, Los Angeles, State of California as a whole and Phoenix have experienced the 1st , 5th, and 20th driest years on record, respectively.  Phoenix had the 3rd driest year on record in 2006.

Even with the low precipitation,  California reservoirs at the end of June 2007 were at 88% of average level for this time of year resulting from the above average precipitation in 2005 and 2006.  The Colorado River storage (Lake Powell and Lake Mead) was at 65% of average.  Inflow into Lake Powell for the water year has been 72% of average which is slightly better than the total season prediction of 70% of average.   The Salt River system is 11% above average and the Verde River system is only at 65% of average.  These are the two closest water storage systems to Chaparral City Water Company.

Over the next three months, the National Weather Service’s Climate Prediction Center (“CPC”) expects the severe drought conditions to continue or worsen in California while Arizona should have some relief due to the summer thunderstorm season.  According to the CPC outlook for the rest of the year, after reviewing several weather forecasting models, it is reasonable to expect either a slower evolution towards La Nina conditions or the continuation of ENSO-neutral conditions.  Either way, above average rainfall is not in the forecast for the rest of 2007.

Registrant serves its customers’ demands for water in naturally arid parts of the country.  Recognizing this, Registrant encourages conservation of water and energy resources.   Registrant also manages its portfolio of water resources with the goal of reliably and affordably meeting its customers’ demand for high quality water service.

The productivity of the water supplies managed by Registrant varies from year to year depending upon a variety of factors, including the amount and location of rainfall, the availability of imported water from the Colorado River and from northern California, the amount of water stored in reservoirs and groundwater basins accessible by the Registrant, the amount of water used by our customers and others, evolving challenges to water quality, and a variety of legal limitations on use.

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

State Water Project

To augment local groundwater, Registrant relies on supplemental supplies imported from distant watersheds either naturally through river systems or artificially through integrated systems of reservoirs and conveyance facilities. GSWC contracts, either directly or through intermediate wholesalers, for imported supplemental water supplies with a variety of governmental agencies which manage water projects, including the California Department of Water Resources (State Water Project).  GSWC contracts for supplemental water supplies from the State Water Project (“SWP”) through several member agencies of the Metropolitan Water District of Southern California (“MWD”) which act as sub-wholesalers.  To receive such supplies, Registrant maintains physical connections to the MWD imported water distribution system throughout the six-county area encompassing most of metropolitan southern California.  In addition to the more generalized challenges facing all Western water projects, the SWP faces particular challenges to the operation of its pumping plant located at the southern end of the San Joaquin/Sacramento River Delta which naturally drains to the Pacific Ocean through San Francisco Bay.  Because of its diversion of water for export to central, coastal and southern California through the pumping plant, the SWP is subject to a variety of operating limitations and permitting processes designed, collectively, to balance the need for water exports with the need to restore and protect the Bay/Delta environment.  In the first quarter of 2007, the SWP received a court order to comply with certain endangered species permitting requirements or cease pumping operations.  The SWP is currently attempting to comply with the court order. However, because SWP operations in the Delta threatened fish protected under state and federal Endangered Species Acts, pumping operations were severely curtailed at the end of May and beginning of June.  Adequate levels of stored water south of the Delta as well as locally available groundwater have prevented immediate curtailments of water for distribution to GSWC customers.  Significant additional restrictions on SWP operations, however, would pose a substantial challenge to the water use patterns throughout California. Registrant is monitoring developments and working with MWD and its member agencies to safeguard the supply and evaluate potential emergency responses to prolonged reduction in SWP deliveries.

Conservation

In light of supply variability and the general scarcity and value of water supplies available in the Western U.S., Registrant  promotes active conservation by all customer classes.  However, customer conservation can result in lower water sales than would otherwise occur, and lower volumes of water sold can have a negative impact on Registrant’s earnings.  In order to remedy the financial disincentive associated with water conservation, Registrant has worked collaboratively with the  CPUC and the  ACC to address rate structure issues.  Currently, Registrant is actively participating in the CPUC’s Conservation Order Initiating Investigation (“OII”).  Through the Conservation OII, the CPUC proposes to eliminate disincentives to promote conservation.  Among other potential solutions being considered by the CPUC are revisions to tariff structures to create increasing rate blocks, so that greater consumption will be tempered by higher unit pricing to consumers, and sales adjustment mechanisms, to essentially de-couple volume of sales from Registrant’s revenue.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

From 1997 through June 30, 2007, GSWC has incurred costs of approximately $6.5 million in defending its groundwater rights in the Santa Maria Basin, including legal and expert witness fees, which have been recorded in utility plant for rate recovery.  In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005.  In February 2007, GSWC reached a settlement with the CPUC’s Division of Ratepayer Advocates authorizing recovery of the $5.5 million requested in GSWC’s application.  The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit.  In May 2007, the CPUC issued a decision that approved the settlement.  Management believes that all of the legal costs will be approved and the recovery of additional future costs through rates is probable.

There have been no other material developments in any of the legal proceedings described in our 2006 Annual Report on Form 10-K.

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

Item 1A. Risk Factors

We commenced the operation and maintenance of our water and wastewater systems for the U.S. government at a first military base in October 2004.  We began the operation and maintenance of additional water and wastewater systems at military bases in Virginia and Maryland in 2006.  All of these contracts are fixed price contracts.  We also commenced the construction of infrastructure improvements at these bases in 2006 pursuant to fixed price contracts.  Revenues generated by our contract operations are primarily dependent on these new business activities.  As a result, we are subject to risks that are different than those we previously faced as a regulated utility.

Our operations and maintenance contracts on military bases create certain risks that are different from that of our regulated utility operations.

We have entered into contracts to provide water and wastewater services at military bases pursuant to 50-year contracts, subject to termination, in whole or in part, for the convenience of the U.S. government.  In addition, the U.S. government may stop work under the terms of the contracts, delay performance of our obligations under the contracts or modify the contracts at its convenience.

Our contract pricing was based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials.  We may be unable to recover all of our costs if any of these assumptions are inaccurate or we failed to consider all costs that we may incur in connection with performing the work.   Our operations and maintenance contracts are also subject to periodic price adjustments at the time of price redetermination or in connection with requests for equitable adjustments or other changes permitted by terms of the contracts.

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

Revenues from these types of contracts are recognized using the percentage-of-completion method of accounting.  This accounting practice that we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs.  The earnings or losses recognized on individual contracts are based on  periodic estimates of contract revenues, costs and profitability as the construction projects progress.

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

We also rely on third-party manufacturers as well as third-party subcontractors to complete our construction projects.  To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired.  If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts.  In addition, if a subcontractor or manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment of materials from another source at a higher price.  This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the first quarter of 2007.  The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2007:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
April 1 – 30, 2007	32		$36.88	—	NA	(3)
May 1 – 31, 2007	54		$36.67	—	NA	(3)
June 1 - 30, 2007	3,185		$34.82	—	NA	(3)
Total	3,271	(2)	$34.87	—	NA	(3)

(1)          None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          Of this amount, 3,000 Common Shares were acquired on the open  market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)          None of these plans contain a maximum number of Common Shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 22, 2007. The following table presents the voting results of the election of Class I directors at this meeting:

Name	“Votes For”	“Votes Withheld”
James L. Anderson	15,295,715	364,357
Diana M. Bontá	15,290,483	369,589
Anne M. Holloway	15,293,248	366,825
Floyd E. Wicks	15,245,580	414,492

Registrant has one other class of directors, which include N.P. Dodge, Jr., Robert F. Kathol, Gary F. King and Lloyd E. Ross, whose terms will expire at the annual meeting in 2008.

Registrant’s shareholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm, with 15,617,047 voting in favor of the appointment, 103,556 opposing the appointment, and 212,468 abstaining from voting on the appointment.

Item 5. Other Information

(a)          On July 31, 2007, the Board of Directors of AWR declared a regular quarterly dividend of $0.235 per Common Share. The dividend will be paid September 1, 2007 to shareholders of record as of the close of business on August 10, 2007.

(b)         There have been no material changes during the second quarter of 2007 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a)          The following documents are filed as Exhibits to this report:

10.1	Form of American States Water Company Three-Year Dividend Equivalent Right Certificate(1)(3)

10.2	Golden State Water Company Pension Restoration Plan, as amended (1)(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)          Filed concurrently herewith

(2)          Furnished concurrently herewith

(3)          Management or compensatory contract

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

Dated: August 9, 2007