Form 10-Q
period 2007-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2007-11-09
CIK 1056903, 92116

Use these links to rapidly review the document
AMERICAN STATES WATER COMPANY and GOLDEN STATE WATER COMPANY FORM 10-Q INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2007
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number 001-14431

American States Water Company
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-4676679 (IRS Employer Identification No.)
630 E. Foothill Blvd, San Dimas, CA (Address of Principal Executive Offices)	91773-1212 (Zip Code)
(909) 394-3600 (Registrant's Telephone Number, Including Area Code)
Not Applicable (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Commission file number 001-12008

Golden State Water Company
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-1243678 (IRS Employer Identification No.)
630 E. Foothill Blvd, San Dimas, CA (Address of Principal Executive Offices)	91773-1212 (Zip Code)
(909) 394-3600 (Registrant's Telephone Number, Including Area Code)
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

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated file. See definition of "accelerated filer and large accelerated file" in Rule 12b-2 of the Exchange Act. (Check one):

American States Water Company	Large accelerated filer ☐	Accelerated filer ☒	Nonaccelerated filer ☐
Golden State Water Company	Large accelerated filer ☐	Accelerated filer ☐	Nonaccelerated filer ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes ☐	No ☒
Golden State Water Company	Yes ☐	No ☒

        As of November 8, 2007, the number of Common Shares outstanding, of American States Water Company was 17,197,055 shares.

        As of November 8, 2007, all of the 122 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

  Filing Format

        This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: American States Water Company (hereinafter "AWR") and Golden State Water Company (hereinafter "GSWC"). For more information, please see Note 1 to the Notes to Consolidated Financial Statements and the heading entitled General in Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations. References in this report to "Registrant" are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

Forward-Looking Information

        Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the "safe harbor" from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe Registrant's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, rates, water quality and other regulatory matters, adequacy of water supplies, the ability to recover supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; recovery of regulatory assets not yet included in rates; future economic conditions, including changes in customer demand and changes in water and energy supply costs; future climatic conditions; and legislative, legal or regulatory proceedings and other circumstances affecting anticipated revenues and costs.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	September 30, 2007	December 31, 2006
Utility Plant, at cost
Water	$952,301	$936,810
Electric	64,690	64,103

	1,016,991	1,000,913
Less—Accumulated depreciation	(309,853)	(286,951)

	707,138	713,962
Construction work in progress	54,912	36,639

Net utility plant	762,050	750,601

Other Property and Investments
Goodwill	11,582	11,614
Other property and investments	10,041	9,977

Total other property and investments	21,623	21,591

Current Assets
Cash and cash equivalents	3,634	3,223
Accounts receivable-customers (less allowance for doubtful accounts of $704 in 2007 and $796 in 2006)	19,583	14,816
Unbilled revenue	18,699	15,696
Receivable from the U.S. government	6,215	6,388
Other accounts receivable (less allowance for doubtful accounts of $602 in 2007 and $300 in 2006)	4,302	5,368
Income taxes receivable	593	1,100
Materials and supplies, at average cost	1,792	1,565
Regulatory assets—current	4,384	3,905
Prepayments and other current assets	1,771	2,787
Costs and estimated earnings in excess of billings on uncompleted contracts	3,554	4,495
Deferred income taxes—current	4,671	5,093

Total current assets	69,198	64,436

Regulatory and Other Assets
Regulatory assets	92,350	84,686
Other accounts receivable	9,680	9,335
Deferred income taxes	4	16
Costs and estimated earnings in excess of billings on uncompleted contracts	2,284	—
Other	8,406	6,290

Total regulatory and other assets	112,724	100,327

Total Assets	$965,595	$936,955

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	September 30, 2007	December 31, 2006
Capitalization
Common shares, no par value, no stated value	$180,379	$175,135
Earnings reinvested in the business	118,568	108,599

Total common shareholders' equity	298,947	283,734
Long-term debt	267,576	267,833

Total capitalization	566,523	551,567

Current Liabilities
Notes payable to banks	29,000	32,000
Long-term debt—current	587	603
Accounts payable	25,279	23,984
Income taxes payable	746	103
Accrued employee expenses	5,433	5,320
Accrued interest	5,240	2,583
Unrealized loss on purchased power contracts	2,076	3,654
Regulatory liabilities—current	4,011	3,546
Billings in excess of costs and estimated earnings on uncompleted contracts	2,619	2,038
Other	14,021	12,072

Total current liabilities	89,012	85,903

Other Credits
Advances for construction	84,351	83,203
Contributions in aid of construction—net	96,857	91,702
Deferred income taxes	84,992	80,727
Unamortized investment tax credits	2,359	2,427
Accrued pension and other postretirement benefits	30,104	31,042
Regulatory liabilities	566	588
Billings in excess of costs and estimated earnings on uncompleted contracts	1,807	2,005
Other	9,024	7,791

Total other credits	310,060	299,485

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$965,595	$936,955

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)
	2007	2006
Operating Revenues
Water	$65,445	$65,292
Electric	6,289	6,444
Contracted services	4,108	3,504

Total operating revenues	75,842	75,240

Operating Expenses
Water purchased	14,740	15,066
Power purchased for pumping	3,517	3,600
Groundwater production assessment	2,666	2,477
Power purchased for resale	3,176	2,659
Unrealized loss on purchased power contracts	896	2,807
Supply cost balancing accounts	(1,541)	244
Other operating expenses	7,004	6,677
Administrative and general expenses	11,789	12,614
Depreciation and amortization	7,439	6,634
Maintenance	3,897	3,395
Property and other taxes	2,820	2,660
Construction expenses	1,903	1,322
Net loss (gain) on sale of property	11	(124)

Total operating expenses	58,317	60,031

Operating Income	17,525	15,209
Other Income and Expenses
Interest expense	(5,347)	(5,349)
Interest income	590	522
Other	102	—

Total other income and expenses	(4,655)	(4,827)

Income from operations before income tax expense	12,870	10,382
Income tax expense	5,241	4,809

Net Income	$7,629	$5,573

Weighted Average Number of Shares Outstanding	17,197	17,003
Basic Earnings Per Common Share	$0.44	$0.32
Weighted Average Number of Diluted Shares	17,239	17,057
Fully Diluted Earnings Per Share	$0.44	$0.32
Dividends Declared Per Common Share	$0.235	$0.225

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)
	2007	2006
Operating Revenues
Water	$176,598	$169,490
Electric	21,413	21,816
Contracted services	29,347	11,371

Total operating revenues	227,358	202,677

Operating Expenses
Water purchased	35,690	34,326
Power purchased for pumping	8,308	7,620
Groundwater production assessment	7,494	6,799
Power purchased for resale	10,372	10,470
Unrealized (gain) loss on purchased power contracts	(1,578)	5,886
Supply cost balancing accounts	(3,451)	(93)
Other operating expenses	20,160	17,264
Administrative and general expenses	38,460	34,628
Depreciation and amortization	21,616	19,726
Maintenance	11,223	9,113
Property and other taxes	8,593	7,687
Construction expenses	19,232	5,833
Net gain on sale of property	(594)	(124)

Total operating expenses	175,525	159,135

Operating Income	51,833	43,542
Other Income and Expenses
Interest expense	(16,413)	(16,037)
Interest income	1,742	2,298
Other	234	—

Total other income and expenses	(14,437)	(13,739)

Income from operations before income tax expense	37,396	29,803
Income tax expense	15,461	12,061

Net Income	$21,935	$17,742

Weighted Average Number of Shares Outstanding	17,091	16,898
Basic Earnings Per Common Share	$1.26	$1.03
Weighted Average Number of Diluted Shares	17,132	16,949
Fully Diluted Earnings Per Share	$1.26	$1.03
Dividends Declared Per Common Share	$0.705	$0.675

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Nine Months Ended September 30,
(in thousands)
	2007	2006
Cash Flows From Operating Activities:
Net income	$21,935	$17,742
Adjustments for non-cash items:
Depreciation and amortization	21,616	19,726
Provision for doubtful accounts	562	538
Deferred income taxes and investment tax credits	2,090	2,761
Unrealized (gain) loss on purchased power contracts	(1,578)	5,886
Stock-based compensation expense	674	427
Net gain on sale of property	(594)	(124)
Other—net	303	577
Changes in assets and liabilities:
Accounts receivable—customers	(5,036)	(4,849)
Unbilled revenue	(3,003)	(3,567)
Other accounts receivable	428	2,222
Receivable from the U.S. government	173	(1,779)
Materials and supplies	(227)	(124)
Prepayments and other current assets	2,594	1,603
Regulatory assets—supply cost balancing accounts	(3,451)	(93)
Other assets	(1,162)	(6,906)
Accounts payable	1,295	3,631
Income taxes receivable/payable	1,342	3,650
Other liabilities	4,262	4,196

Net cash provided	42,223	45,517

Cash Flows From Investing Activities:
Construction expenditures	(32,832)	(51,069)
Proceeds from sale of property	612	132

Net cash used	(32,220)	(50,937)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	690	1,625
Proceeds from stock option exercises	3,097	4,383
Tax benefits from exercise of stock-based awards	660	1,142
Receipt of advances for and contributions in aid of construction	5,655	6,718
Refunds on advances for construction	(4,326)	(3,072)
Repayments of long-term debt	(273)	(329)
Net change in notes payable to banks	(3,000)	(2,000)
Cash received on financing portion of purchased power contracts	—	2,007
Dividend equivalent rights	(96)	(187)
Tax benefits from payment of dividend equivalent rights	41	80
Dividends paid	(12,040)	(11,388)

Net cash used	(9,592)	(1,021)

Net increase (decrease) in cash and cash equivalents	411	(6,441)
Cash and cash equivalents, beginning of period	3,223	13,032

Cash and cash equivalents, end of period	$3,634	$6,591

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	September 30, 2007	December 31, 2006
Utility Plant, at cost
Water	$894,148	$884,719
Electric	64,690	64,103

	958,838	948,822
Less—Accumulated depreciation	(293,128)	(271,716)

	665,710	677,106
Construction work in progress	53,468	34,438

Net utility plant	719,178	711,544

Other Property and Investments
Other property and investments	7,746	7,745

Total other property and investments	7,746	7,745

Current Assets
Cash and cash equivalents	2,271	1,735
Accounts receivable-customers (less allowance for doubtful accounts of $679 in 2007 and $771 in 2006)	19,039	14,465
Unbilled revenue	18,245	15,371
Inter-company receivable	146	111
Other accounts receivable (less allowance for doubtful accounts of $414 in 2007 and $283 in 2006)	3,434	4,066
Materials and supplies, at average cost	1,777	1,550
Regulatory assets—current	4,313	3,834
Prepayments and other current assets	1,546	2,575
Deferred income taxes—current	4,509	5,024

Total current assets	55,280	48,731

Regulatory and Other Assets
Regulatory assets	92,350	84,686
Other accounts receivable	9,680	9,335
Other	8,000	5,620

Total regulatory and other assets	110,030	99,641

Total Assets	$892,234	$867,661

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	September 30, 2007	December 31, 2006
Capitalization
Common shares, no par value, no stated value	$162,794	$161,459
Earnings reinvested in the business	112,669	105,506

Total common shareholder's equity	275,463	266,965
Long-term debt	260,991	261,248

Total capitalization	536,454	528,213

Current Liabilities
Long-term debt—current	307	323
Accounts payable	22,260	19,818
Inter-company payable	15,695	12,272
Income taxes payable to Parent	1,715	1,642
Accrued employee expenses	4,971	4,887
Accrued interest	5,095	2,445
Unrealized loss on purchased power contracts	2,076	3,654
Regulatory liabilities—current	4,011	3,546
Other	13,587	11,654

Total current liabilities	69,717	60,241

Other Credits
Advances for construction	78,379	76,646
Contributions in aid of construction—net	86,000	85,513
Deferred income taxes	81,155	76,678
Unamortized investment tax credits	2,359	2,427
Accrued pension and other postretirement benefits	30,104	31,042
Other	8,066	6,901

Total other credits	286,063	279,207

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$892,234	$867,661

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Three Months Ended September 30,
(in thousands)
	2007	2006
Operating Revenues
Water	$63,180	$63,170
Electric	6,289	6,444

Total operating revenues	69,469	69,614

Operating Expenses
Water purchased	14,472	14,696
Power purchased for pumping	3,319	3,394
Groundwater production assessment	2,666	2,477
Power purchased for resale	3,176	2,659
Unrealized loss on purchased power contracts	896	2,807
Supply cost balancing accounts	(1,541)	244
Other operating expenses	5,943	5,528
Administrative and general expenses	9,997	10,893
Depreciation and amortization	6,925	6,171
Maintenance	3,706	3,217
Property and other taxes	2,738	2,583
Net loss (gain) on sale of property	11	(132)

Total operating expenses	52,308	54,537

Operating Income	17,161	15,077
Other Income and Expenses
Interest expense	(4,995)	(4,861)
Interest income	570	479
Other	77	—

Total other income and expenses	(4,348)	(4,382)

Income from operations before income tax expense	12,813	10,695
Income tax expense	5,205	4,943

Net Income	$7,608	$5,752

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Nine Months Ended September 30,
(in thousands)
	2007	2006
Operating Revenues
Water	$170,762	$163,539
Electric	21,413	21,816

Total operating revenues	192,175	185,355

Operating Expenses
Water purchased	35,058	33,573
Power purchased for pumping	7,841	7,127
Groundwater production assessment	7,494	6,799
Power purchased for resale	10,372	10,470
Unrealized (gain) loss on purchased power contracts	(1,578)	5,886
Supply cost balancing accounts	(3,451)	(93)
Other operating expenses	17,274	14,961
Administrative and general expenses	33,168	29,988
Depreciation and amortization	20,214	18,336
Maintenance	10,513	8,559
Property and other taxes	8,300	7,385
Net gain on sale of property	(594)	(132)

Total operating expenses	144,611	142,859

Operating Income	47,564	42,496
Other Income and Expenses
Interest expense	(15,196)	(14,538)
Interest income	1,631	2,203
Other	176	—

Total other income and expenses	(13,389)	(12,335)

Income from operations before income tax expense	34,175	30,161
Income tax expense	14,195	12,305

Net Income	$19,980	$17,856

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Nine Months Ended September 30,
(in thousands)
	2007	2006
Cash Flows From Operating Activities:
Net income	$19,980	$17,856
Adjustments for non-cash items:
Depreciation and amortization	20,214	18,336
Provision for doubtful accounts	383	528
Deferred income taxes and investment tax credits	2,214	2,452
Unrealized (gain) loss on purchased power contracts	(1,578)	5,886
Stock-based compensation expense	609	402
Net gain on sale of property	(594)	(132)
Other—net	276	401
Changes in assets and liabilities:
Accounts receivable—customers	(4,837)	(4,782)
Unbilled revenue	(2,874)	(3,505)
Other accounts receivable	167	2,759
Materials and supplies	(227)	(126)
Prepayments and other current assets	2,607	1,557
Regulatory assets—supply cost balancing accounts	(3,451)	(93)
Other assets	110	(4,764)
Accounts payable	2,442	2,516
Inter-company receivable/payable	(1,012)	891
Income taxes receivable/payable from/to Parent	262	4,906
Other liabilities	3,781	2,526

Net cash provided	38,472	47,614

Cash Flows From Investing Activities:
Construction expenditures	(31,501)	(49,465)
Proceeds from sale of property	612	132

Net cash used	(30,889)	(49,333)

Cash Flows From Financing Activities:
Tax benefits from exercise of stock-based awards	598	1,131
Receipt of advances for and contributions in aid of construction	5,303	5,798
Refunds on advances for construction	(4,126)	(2,591)
Repayments of long-term debt	(273)	(259)
Net change in inter-company borrowings	4,400	2,500
Cash received on financing portion of purchased power contracts	—	2,007
Dividend equivalent rights	(87)	(171)
Tax benefits from payment of dividend equivalent rights	38	73
Dividends paid	(12,900)	(12,900)

Net cash used	(7,047)	(4,412)

Net increase (decrease) in cash and cash equivalents	536	(6,131)
Cash and cash equivalents, beginning of period	1,735	8,788

Cash and cash equivalents, end of period	$2,271	$2,657

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY

AND

GOLDEN STATE WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Summary of Significant Accounting Policies:

        General / Nature of Operations:    American States Water Company ("AWR") is the parent company of Golden State Water Company ("GSWC"), Chaparral City Water Company ("CCWC"), and American States Utility Services, Inc. ("ASUS") and its subsidiaries. More than 90% of AWR's assets consist of the common stock of GSWC and its revenues and operations are primarily those of GSWC. GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 255,000 water customers. GSWC also distributes electricity in several California mountain communities serving over 23,000 electric customers. The California Public Utilities Commission ("CPUC") regulates GSWC's water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission ("ACC") serving over 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of the contracted services provided by ASUS and its wholly-owned subsidiaries or AWR.

        ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and wastewater systems at various military bases pursuant to 50-year fixed price contracts. The agreements are subject to periodic price redetermination adjustments and modifications for changes in circumstances. In December 2006, ASUS, through one of its wholly-owned subsidiaries, finalized an agreement with the U.S. government for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas. The $20.6 million project is a firm-fixed price contract and is an amendment to the original 50-year contract with the U.S. government to manage the entire water and wastewater systems at Fort Bliss. Construction on this project began in 2007 and revenues from this agreement have been recognized under the percentage-of-completion method of accounting during the three and nine months ended September 30, 2007. The project was completed in August 2007 and there will be no further construction revenues associated with this amendment. Earnings and cash flows from amendments to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

        In September and early October of 2007, ASUS was awarded contracts to operate and maintain the water and wastewater systems at Fort Jackson, South Carolina and at Fort Bragg, North Carolina pursuant to 50-year fixed contracts and with substantially similar terms as the agreements previously executed with the U.S. government. ASUS through wholly-owned subsidiaries is expected to commence operations under these two agreements in the first quarter of 2008 following the expiration of the transition period.

        Revenues from long-term fixed-price construction contracts with the U.S. government are recognized on the percentage-of-completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on contracts not yet completed. The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed, or unbilled. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. Amounts expected to be earned/collected in the next 12-months have been classified as current.

        Basis of Presentation:    The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. Investments in partially-owned affiliates are accounted for by the equity method when Registrant's interest exceeds 20%. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2006 filed with the SEC. Certain prior-period amounts were reclassified to conform to the September 30, 2007 financial statement presentation.

        GSWC's Related Party Transactions:    GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility represent the majority of the inter-company payables on GSWC's balance sheets as of September 30, 2007 and December 31, 2006. The interest rate charged to GSWC is equal to the amounts sufficient to cover AWR's interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using CPUC approved allocation factors.

        Advances for Construction and Contributions in Aid of Construction:    For CCWC, advances for construction represent amounts advanced by developers which are refundable over 10 to 20 years. Refund amounts under the CCWC contracts are based on annual revenues from the new developments, as authorized by the ACC. After all refunds are made, any remaining balance is transferred to contributions-in-aid of construction. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property. During 2007, approximately $2.1 million of CCWC advances that expired have been transferred to contributions-in-aid of construction.

        New Accounting Pronouncements:    In March 2006, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") issued EITF No. 06-03, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed. If such taxes are significant, and are presented on a gross basis, an entity should also disclose the amounts of those taxes. Effective January 1, 2007, Registrant adopted the guidance of EITF No. 06-03. GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC's ability to collect from the customer, are accounted for on a gross basis. GSWC's franchise fees billed to customers and recorded as operating revenue were approximately $716,000 and $680,000 for the three months ended September 30, 2007 and 2006, respectively, and approximately $2,069,000 and $1,812,000 for the nine months ended September 30, 2007 and 2006, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). Effective January 1, 2007, Registrant adopted the provisions of FIN 48. In addition, in May 2007, the FASB Staff Position ("FSP") issued FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48", which amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. See Note 5 for further details and information on the impact of the adoption of FIN 48 and FSP FIN 48-1 on Registrant.

        In June 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that Registrant has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. Registrant will implement the new standard effective January 1, 2008. Registrant is currently evaluating the impact SFAS No. 157 may have on its financial statements and disclosures.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar type assets and liabilities. SFAS No. 159 is effective for Registrant's fiscal year beginning January 1, 2008. Registrant is evaluating the potential impact that SFAS No. 159 may have on its financial statements.

        In March 2007, the FASB issued EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment", which concludes that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees and directors for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. Registrant will commence recognizing this tax benefit as an increase in additional paid-in capital commencing January 1, 2008. The impact of this change is not expected to be material to Registrant's financial statements.

Note 2—Regulatory Matters:

        In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At September 30, 2007, Registrant had $7.6 million of regulatory assets not accruing carrying costs. Of this amount, $6.5 million relates to deferred income tax representing accelerated tax benefits flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense. In addition, there are other expenses that Registrant recovers in rates over a short period that do not provide for recovery of carrying costs.

At September 30, 2007, $1.1 million was recorded as other regulatory assets for such expenses to be recovered. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(In thousands)	September 30, 2007	December 31, 2006
GSWC
Supply cost balancing accounts	$18,435	$17,321
Supply cost memorandum accounts net under-collections	9,860	7,429
Costs deferred for future recovery on Aerojet case	21,327	21,313
Pensions and other postretirement obligations	21,704	22,815
Flow-through taxes, net	6,527	7,243
Electric transmission line abandonment costs	3,194	3,288
Asset retirement obligations	3,460	3,197
Low income rate assistance balancing accounts	4,448	3,807
Refund of water right lease revenues	(3,119)	(3,565)
Santa Maria adjudication memorandum accounts	4,052	—
Other regulatory assets	2,764	2,126

Total GSWC	$92,652	$84,974

CCWC
Asset retirement obligations	$51	$48
Other regulatory liabilities, net	(546)	(565)

Total AWR	$92,157	$84,457

        Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2006 filed with the SEC. Discussion below focuses on significant matters and changes since December 31, 2006.

Supply Cost Balancing and Memorandum Accounts:

        Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC's Bear Valley Electric Service ("BVES") division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $18.3 million at September 30, 2007. The balance in the electric supply cost balancing account is primarily impacted by: (i) a surcharge to decrease previously under-collected energy costs, (ii) changes in purchased energy costs, and (iii) changes in power system delivery costs.

        The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 31,294,179 and 30,849,785 kilowatt hours of electricity to its BVES customers for the three months ended September 30, 2007 and 2006, respectively, and sold 104,702,201 and 106,592,862 kilowatt hours of electricity to its customers for the nine months ended September 30, 2007 and 2006, respectively. As a result of the surcharge, the supply cost balancing account was reduced by approximately $684,000 and $636,000 for the three months ended September 30, 2007 and 2006, respectively, and $2,265,000 and $2,202,000 for the nine months ended September 30, 2007 and 2006, respectively. Approximately $16.3 million of the under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge, based on electricity sales, to be sufficient for it to recover by August 2011 the amount of the under-collected balance incurred during the energy crisis. However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek recovery of any amounts not recovered through this surcharge.

        Changes in purchased energy and power system delivery costs also impact the electric supply cost balancing account. The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of a 2001 CPUC decision. The BVES division of GSWC is allowed to include up to a weighted average annual purchased energy cost of $77 per megawatt-hour ("MWh") through August 2011 in its electric supply cost balancing account. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. There were no amounts expensed over the $77 per MWh cap during the three months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007 and 2006, the amounts expensed were $29,000 and $40,000, respectively.

        Charges to GSWC by Southern California Edison ("Edison"), a subsidiary of Edison International, associated with the transportation of energy over Edison's power system and the abandonment of a transmission line upgrade have increased under Edison's tariff to levels that exceed the amounts authorized by the CPUC in BVES' retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not included in rates, is $38,137 per month. These increases have been included in the balancing account for subsequent recovery from customers, subject to CPUC approval. BVES plans to file a rate case in 2008 and will include a request for cost recovery. The incoming power system delivery costs are not subject to the $77 per MWh price cap referenced above. Other components, such as interest accrued on the cumulative under-collected balance and power loss during transmission, also affect the balance of the electric supply cost balancing account.

        In summary, for the three months ended September 30, 2007 and 2006, the under-collection decreased by approximately $345,000 and $867,000, respectively, and $1,534,000 and $1,454,000 for the nine months ended September 30, 2007 and 2006, respectively.

        Water Supply Cost Memorandum/Balancing Accounts—On April 13, 2006, the CPUC approved a decision eliminating the earnings test that limited recovery of expenses recorded in these accounts. The decision also eliminated the need to make an annual filing. Pursuant to this order, GSWC recognized a cumulative under-collection of approximately $636,000 to the supply cost memorandum account provisions in the second quarter of 2006 for the under-collected balances not recognized at March 31, 2006 and began recording under- and over- collections on a monthly basis thereafter commencing with the second quarter of 2006. For the three months ended September 30, 2007 and 2006, approximately $1.7 million and $1.4 million of under-collections, respectively, were recorded in the water supply cost memorandum accounts. For the nine months ended September 30, 2007 and 2006, approximately $4.3 million and $2.7 million of under-collections, respectively, were recorded in the water supply cost memorandum accounts. Amortization of surcharges that are in rates to recover under-collections from customers and surcredits that are in rates to refund over-collections to customers also increase or decrease the water supply cost memorandum/balancing accounts.

        GSWC filed advice letters with the CPUC in October 2006 for review of $2.0 million net under-collections of Region I's 2005 and 2006 water supply cost memorandum account balance as of August 31, 2006 and its net balance after amortization of the 2001-2003 balancing account. On January 3, 2007, the CPUC approved the advice letters as filed. As a result, the total $2.0 million net under-collection was transferred to the water supply cost balancing account in January 2007. There was no impact to earnings in 2007 as this net under-collection was recorded as a regulatory asset in prior periods.

Costs Deferred for Future Recovery:

        In 1999, GSWC sued Aerojet-General Corporation ("Aerojet") for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the "State"). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others. On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.

        A rate surcharge generating approximately $309,000 and $328,000 was billed to customers during the three months ended September 30, 2007 and 2006, respectively, and $813,000 and $791,000 for the nine months ended September 30, 2007 and 2006, respectively. GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years. However, no costs will be added to the memorandum account, other than on-going interest charges approved by the decision. Pursuant to the decision, additional interest of approximately $273,000 and $827,000 was added to the Aerojet litigation memorandum account during the three and nine months ended September 30, 2007, respectively. It is management's intention to offset any settlement proceeds received from Aerojet pursuant to the settlement agreement against the balance in the memorandum account, with the exception of an $8.0 million payment guaranteed by Aerojet. The $8.0 million, plus interest on the unpaid balance, is scheduled to be paid in installments over five years beginning in 2009 and is expected to be used to make GSWC whole, for certain capital investments it made in managing the contamination, which was the basis of the suit against Aerojet. Pursuant to such settlement agreement, Aerojet has agreed to reimburse GSWC an additional $17.5 million, plus interest accruing from January 1, 2004, for GSWC's past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.

        On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development, which represents a portion of the defined Aerojet property, into its Rancho Cordova service area and to provide water service to that new development. The City of Folsom (the "City") filed a protest of GSWC's advice letter on April 27, 2006. On January 30, 2007, the CPUC rejected the advice letter without prejudice, and invited GSWC to refile the advice letter once the City's protest was resolved, or file an application for CPUC approval of the service territory expansion. In June 2007, GSWC signed an agreement with the City. Pursuant to the agreement, the City relinquishes all claims concerning GSWC's providing water service to the Westborough area, and as compensation to the City to resolve its claim, GSWC has agreed to pay the City $550,000 as the settlement payment, of which Aerojet will reimburse GSWC for 50% or $275,000. Accordingly, as of and for the nine months ended September 30, 2007, GSWC has recorded an obligation of $550,000 to the City, an additional receivable of $275,000 from Aerojet for the amount to be reimbursed, and a net charge to expense in the amount of $275,000 for GSWC's share of the settlement payment. During the third quarter of 2007, GSWC filed a second advice letter after resolving the issue with the City. That advice letter was subsequently protested by the Sacramento County Water Agency ("SCWA"). GSWC filed a response to the SCWA protest and is currently awaiting a decision from the CPUC's water division.

Santa Maria Adjudication Memorandum Accounts:

        As more fully discussed in Note 7, GSWC has incurred costs of approximately $6.6 million as of September 30, 2007, including legal and expert witness fees, in defending its groundwater supply in the Santa Maria Basin for use by its customers in Santa Barbara and San Luis Obispo Counties. Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the CPUC's Division of Ratepayer Advocates authorizing recovery of the $5.5 million requested in GSWC's application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the Division of Ratepayer Advocates. Pursuant to the decision, GSWC was ordered to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs in the Santa Maria groundwater basin adjudication. GSWC was also ordered to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge has been implemented in the third quarter of 2007 for recovery of these costs. A rate surcharge generating approximately $79,000 was billed to customers during the three months ended September 30, 2007. All litigation costs that have been incurred since December 31, 2005, totaling approximately $1.3 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding. Management believes that these additional costs will be approved and the recovery of these costs through rates is probable.

Other Regulatory Matters:

        On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects. The CPUC's investigation focuses on whether these charges were approved in customer rates and whether they were just and reasonable. In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit will be to examine for the period 1994 to the present, GSWC's policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs. Management cannot predict the outcome of the investigation or audit at this time.

        On April 16, 2007, GSWC's BVES division filed a compliance report with the CPUC regarding its purchases of energy from renewable energy resources. The filing included an indication that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC has formally contested the potential penalty reflected in the compliance report. Management does not believe it is probable that GSWC will ultimately be assessed any penalty (which the form indicates could be as high as $592,000), and accordingly, no provision for loss has been recorded in the financial statements. The CPUC is considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES.

Note 3—Earnings per Share/Capital Stock:

        Registrant computes earnings per share ("EPS") in accordance with EITF No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128". EITF No. 03-06 provides the accounting guidance for the effect of participating securities on EPS calculations and the use of the "two-class" method. The guidance requires the use of the "two-class" method of computing EPS for companies with participating securities. The "two-class" method is an earnings allocations formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with Common Shares that have been issued under AWR's 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan. In applying the "two-class" method, undistributed earnings are allocated to both Common Shares and participating securities. The following is a reconciliation of

Registrant's net income and weighted average Common Shares outstanding for calculating basic earnings per share:

		For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Basic EPS (in thousands, except per share amounts)
		2007	2006	2007	2006
Net income		$7,629	$5,573	$21,935	$17,742
Less: (a)	Distributed earnings to common shareholders	4,041	3,826	12,049	11,406
	Distributed earnings to participating securities	61	80	179	234

Undistributed earnings		3,527	1,667	9,707	6,102
(b)	Undistributed earnings allocated to common shareholders	3,475	1,633	9,565	5,980
Undistributed earnings allocated to participating securities		52	34	142	122

Total income available to common shareholders, basic (a)+(b)		$7,516	$5,459	$21,614	$17,386

Weighted average Common Shares outstanding, basic		17,197	17,003	17,091	16,898
Basic earnings per Common Share		$0.44	$0.32	$1.26	$1.03

        Diluted EPS is based upon the weighted average number of Common Shares including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant's 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income available to common shareholders. At September 30, 2007 and 2006 there were 499,145 and 603,245 stock options outstanding, respectively, under these Plans. At September 30, 2007 and 2006, there were also approximately 62,007 and 47,629 restricted stock units outstanding, respectively. The following is a reconciliation of Registrant's net income available to common shareholders and weighted average Common Shares outstanding for calculating diluted earnings per share:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Diluted EPS (in thousands, except per share amounts)
	2007	2006	2007	2006
Common shareholders earnings, basic	$7,516	$5,459	$21,614	$17,386
Undistributed earnings for dilutive stock options(1)	—	—	—	—

Total common shareholders earnings, diluted	$7,516	$5,459	$21,614	$17,386

Weighted average common shares outstanding, basic	17,197	17,003	17,091	16,898
Stock-based compensation(2)	42	54	41	51

Weighted average common shares outstanding, diluted	17,239	17,057	17,132	16,949

Diluted earnings per Common Share	$0.44	$0.32	$1.26	$1.03

(1)
Undistributed earnings allocated to participating securities were not included due to their antidilutive effect on diluted earnings per share.

(2)
In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 210,971 and 199,818 stock options at September 30, 2007 and 2006, respectively, were deemed to be outstanding in accordance with SFAS No. 128, "Earnings Per Share".

        Stock options of 89,843 and 94,917 were outstanding at September 30, 2007 and 2006, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR's Common Shares for the nine months ended September 30, 2007 and 2006. Stock options of 198,331 and 308,510, and restricted stock units of 62,007 and 47,629 were outstanding at September 30, 2007 and 2006, respectively, but not included in the computation of diluted EPS because they were antidilutive.

        Registrant has a Shareholder Rights Plan designed to protect the Company's shareholders in the event of an unsolicited unfair offer to acquire the Company. The rights for Junior Participating Preferred Shares (the "Rights") are exercisable based solely on "a non-market-based contingency", and are not contingent upon the market price of AWR's stock. Therefore, the shares that would be issued if the Rights are exercised are not included in the calculation of diluted earnings per share.

        During the three months ended September 30, 2007 and 2006, Registrant issued 5,022 and 16,168 Common Shares, for approximately $183,000 and $602,000, respectively, under the Registrant's Common Share Purchase and Dividend Reinvestment ("DRP") Plan and the 401(k) Plan. During the nine months ended September 30, 2007 and 2006, Registrant issued 18,516 and 45,270 Common Shares, for approximately $690,000 and $1,625,000, respectively, under the Registrant's DRP Plan and the 401(k) Plan. In addition, during the nine months ended September 30, 2007 and 2006, Registrant issued 128,381 and 190,976 Common Shares for approximately $3,097,000 and $4,383,000, respectively, as a result of the exercise of stock options under the Company's stock incentive plans. No cash proceeds received by AWR as a result of the exercise of these stock options have been distributed to any subsidiaries of AWR.

        During the three months ended September 30, 2007 and 2006, Registrant purchased 1,104 and 1,028, respectively, and 4,657 and 25,849 for the nine months ended September 30, 2007 and 2006, respectively, Common Shares on the open market under the Registrant's DRP and 401(k) Plans, which were used to satisfy the requirements of these plans.

        During the three months ended September 30, 2007 and 2006, AWR paid quarterly dividends to the shareholders of approximately $4.0 million, or $0.235 per share, and $3.8 million, or $0.225 per share, respectively. During the nine months ended September 30, 2007 and 2006, AWR paid quarterly dividends to the shareholders of approximately $12.0 million, or $0.705 per share, and $11.4 million, or $0.675 per share, respectively.

Note 4—Derivative Instruments:

        Registrant has certain block-forward purchase power contracts that are subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. During 2002, GSWC became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Marketing & Trading Company, LLC ("PWMT") (formerly Pinnacle West Capital Corporation), which became effective in November 2002 have not been designated as normal purchases and normal sales. As a result, on a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month. For the three months ended September 30, 2007 and 2006, GSWC recognized a pretax unrealized loss of $896,000 and $2,807,000, respectively. For the nine months ended September 30, 2007 and 2006, GSWC recognized a pretax unrealized gain of $1,578,000 and a pretax unrealized loss of $5,886,000, respectively. As this contract is settled, the realized gains or losses are recorded in power purchased for resale, and the previously recorded unrealized gains or losses are reversed. These contracts have been recognized at fair market value on the balance sheets resulting in a cumulative unrealized loss of $2,076,000 as of September 30, 2007.

        The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurred on a cash or net basis through 2006 and by physical delivery thereafter through 2008. Registrant has no other derivative financial instruments.

        In June 2007, PWMT sold many of its wholesale power contracts to Morgan Stanley Capital Group, Inc. ("MSCG"). The sale included the contract between PWMT and GSWC. GSWC was notified by PWMT about the sale of its contracts, and in September 2007 an assignment agreement was executed by GSWC, PWMT and MSCG that will be effective November 1, 2007. The assignment agreement retained the identical terms and conditions of the original contract and will have no impact on GSWC.

Note 5—Income Taxes:

        As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate ("ETR") and the statutory federal and state income tax rates in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.

        In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, Registrant adopted FIN 48. As a result of adoption, Registrant increased retained earnings by $181,000. As of the adoption date and at September 30, 2007, Registrant's total amount of unrecognized tax benefits were $4.8 million and $5.1 million, respectively. Of these amounts, $118,000, if recognized, would affect the effective tax rate.

        With the adoption of FIN 48, Registrant continued its policy of classifying interest on income tax over/underpayments in interest income/expense and penalties in "other operating expenses." At September 30, 2007, Registrant included $355,000 of net interest receivables from taxing authorities in other assets (all as noncurrent). Registrant recognized $58,000 and $141,000 of interest income from taxing authorities for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, Registrant recognized $381,000 of income-tax-related interest income. At September 30, 2007, Registrant had no accruals for income-tax-related penalties. Registrant recognized the reversal of $39,000 of previously imposed income-tax related penalties during the three and nine months ended September 30, 2007, and did not recognize any penalty expense during the three and nine months ended September 30, 2006.

        Registrant files federal and various state income tax returns. The U.S. federal filings for the years 1997 through 1999 and 2002 came under examination during the first quarter of 2007 as a result of Registrant having filed an amended 2002 return during the third quarter of 2006 for which Internal Revenue Service ("IRS") and Congressional Joint Committee of Taxation ("JCT") reviews are required. The 2002 return was amended primarily as a result of the IRS consenting to Registrant's request for approval to change a tax accounting method. In relation to this consent, Registrant's total amount of unrecognized tax benefits could significantly increase or decrease within twelve months of September 30, 2007. An estimate of the range of the reasonably possible change cannot be made at September 30, 2007. Registrant is unable to anticipate when the IRS and JCT reviews will be concluded.

        Registrant's 2004 through 2006 tax years also remain subject to examination by the IRS and its 2002 through 2006 tax years remain subject to examination by state taxing authorities.

        There were no material differences between AWR and GSWC with respect to their accounting for income taxes.

Note 6—Employee Benefit Plans:

        The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant's pension plan, postretirement plan, and Supplemental Executive Retirement Plan ("SERP") for the three and nine months ended September 30, 2007 and 2006 are as follows:

	For The Three Months Ended September 30,
			Other Postretirement Benefits
	Pension Benefits				SERP
(dollars in thousands)
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefits Cost:
Service cost	$940	$963	$105	$107	$106	$55
Interest cost	1,243	1,170	168	155	41	36
Expected return on plan assets	(1,133)	(990)	(57)	(50)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost	41	41	(50)	(50)	40	39
Amortization of actuarial (gain) loss	154	291	25	37	(6)	(5)

Net periodic pension cost	$1,245	$1,475	$296	$304	$181	$125

	For The Nine Months Ended September 30,
			Other Postretirement Benefits
	Pension Benefits				SERP
(dollars in thousands)
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefits Cost:
Service cost	$2,820	$2,889	$315	$321	$318	$165
Interest cost	3,729	3,510	504	465	123	108
Expected return on plan assets	(3,399)	(2,970)	(171)	(150)	—	—
Amortization of transition	—	—	315	315	—	—
Amortization of prior service cost	123	123	(150)	(150)	120	117
Amortization of actuarial (gain) loss	462	873	75	111	(18)	(15)

Net periodic pension cost	$3,735	$4,425	$888	$912	$543	$375

        Registrant contributed its first payment of $1,125,000 to the pension plan during the second quarter of 2007. A second and final payment totaling $3,849,000 was made to the pension plan during the third quarter of 2007 bringing the total for the year to $4,974,000. No contributions to the postretirement medical plan were made during the three and nine months ended September 30, 2007. Registrant expects to contribute approximately $800,000 to this plan during the fourth quarter of 2007.

        As of December 31, 2006, Registrant's pension obligation was determined by an actuarial valuation using actual beginning -of-year (January 1, 2006) census data. During the second quarter of 2007, Registrant's actuaries completed a revised valuation with updated census data as of December 31, 2006. As a result of using updated data, Registrant recorded a $1.1 million reduction to the projected benefit obligation with a corresponding decrease to the regulatory asset during the second quarter of 2007.

        In September 2007, Registrant entered into a Retention Agreement with its President and Chief Executive Officer ("CEO"). Under the terms of the Retention Agreement, Registrant has agreed that, for the purposes of the Company's SERP, it will calculate the CEO's benefit based on 3% of compensation (as defined in the SERP) per credited years of service commencing January 13, 1988, up to a maximum limit of 60% of compensation, less a percentage of primary social security benefits and amounts payable to the CEO under the Company's defined benefit pension plan. This change in the

CEO's SERP benefit resulted in an increase of $950,000 to the SERP projected benefit obligation with a corresponding increase to the respective regulatory asset as of September 30, 2007.

Note 7—Contingencies:

Water Quality-Related Litigation:

        In 1997, GSWC was named as a defendant in nineteen lawsuits that alleged that GSWC and other water utilities delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, as well as attorneys' fees on certain causes of action, costs of suit, and other unspecified relief. On August 4, 2004, GSWC was dismissed from all nineteen Los Angeles County cases. The court found GSWC did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the plaintiffs to prove otherwise. On September 21, 2004, GSWC received notice that all of the plaintiffs filed an appeal to the trial court's order dismissing GSWC. On August 24, 2007, the Court of Appeal unanimously upheld the trial court's dismissal of the lawsuits against regulated water utilities, including GSWC. On September 24, 2007, an agreement was reached with all parties that, among other things, all plaintiffs will not file any petition with the California Supreme Court seeking review of the cases, and they will not seek through application or otherwise to have the opinion in the cases overturned, nor will they join any such petition sought by a third party.

        Perchlorate and/or Volatile Organic Compounds ("VOC") have been detected in five wells servicing GSWC's South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority ("WQA"), against some of those allegedly responsible for the contamination of two of these wells. Some of the other potential defendants settled with GSWC, other water purveyors and the WQA (the "Water Entities") on VOC related issues prior to the filing of the lawsuit. In response to the filing of the lawsuit, the Potentially Responsible Party ("PRP") defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the PRP's motions. A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA").

        GSWC has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an "innocent" party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells. In this same suit, the PRPs have filed cross-complaints against the Water Entities, the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Main San Gabriel Basin for use by GSWC and the other two affected water purveyors and for other related claims.

        On August 29, 2003, the US Environmental Protection Agency ("EPA") issued Unilateral Administrative Orders ("UAO") against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which two of GSWC's impacted wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements with a number of the PRPs are being finalized; however, Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

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

        Although the City of Claremont, California (the "City") located in GSWC's Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC's rate-setting procedures. The City hired a consultant to perform an appraisal of the value of GSWC's water system serving the City. The value was estimated in 2004 by the City's consultant at $40—$45 million. GSWC disagrees with the consultant's valuation assessment. As of September 30, 2007, management believes that the fair market value of the Claremont water system exceeds the $37.9 million recorded net book value and also exceeds the consultant's estimates of its value. The Claremont City Council held a project priorities workshop in April 2007. The council members agreed that the acquisition of GSWC's water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems. Requests for proposals have been sent to consulting firms by the City.

        The Town of Apple Valley is located in GSWC's Region III and was evaluating the potential takeover of GSWC's Apple Valley water systems as well as the water systems of another utility serving the Town. On March 13, 2007, the Town Council voted to formally abandon its review of the potential acquisitions. GSWC was notified of the Town Council's action by a letter from the Town Manager dated April 3, 2007.

        Except for the City of Claremont and the Town of Apple Valley, Registrant has not been, within the last three years, involved in activities related to the potential condemnation of any of its other water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant's service areas during the past three years.

Santa Maria Groundwater Basin Adjudication:

        In 1997, the Santa Maria Valley Water Conservation District ("plaintiff") filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff's lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. A stipulated settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved by the CPUC, would preserve GSWC's historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. There are also a few nonsettling parties, and the case is going forward as to these parties. The settlement, if approved, would preserve GSWC's position with the settling parties independent of the outcome of the case as it moves forward with the nonsettling parties.

Air Quality Management District:

        In 1998, the South Coast Air Quality Management District ("AQMD") issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC's groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility and issued a Notice of Violation ("NOV") for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. Since receiving the NOV, changes in

GSWC's procedures have avoided additional violations at the facility. The AQMD could have assessed penalties associated with an NOV that can range from $10,000 up to $75,000 per day of violation. GSWC estimates that it was in violation approximately 180 days in 2004. GSWC met with AQMD on numerous occasions to resolve the NOV and to ensure future compliance. As part of this process, GSWC also submitted an application to amend the permit, because an amendment may have been necessary for continued operation of the subject air stripping equipment.

        GSWC finalized a settlement of the NOV with the AQMD in June 2007. As part of the settlement, GSWC agreed to withdraw its application for an amended air discharge permit and perform a Supplemental Environmental Program ("SEP"). A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions. The SEP prepared by GSWC involves installation and operation of granular activated carbon filters at the facility. Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. The AQMD accepted the SEP and assessed a nominal penalty of $25,000. During the nine months ended September 30, 2007, GSWC paid the penalty of $25,000 and agreed to perform its obligations under the SEP. It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009. Upon timely performance of all its obligations under the SEP, GSWC shall be deemed released from any and all claims or penalties arising from the NOV. Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed. Management also believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC. GSWC began execution of the SEP and has spent approximately $34,000 during the nine months ended September 30, 2007.

Environmental Clean-Up and Remediation:

        GSWC has been involved in the environmental remediation and clean-up at one of its plant sites that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. As required at the time, a tank removal report was submitted to the Los Angeles Department of Public Works ("DPW"). At the request of DPW, soil samples were collected beneath the tank and the results indicated gasoline impacted soil in the northern portion of the former tank pit. Quarterly monitoring began in July 1994. Between July 1994 and November 1995, additional monitoring wells were installed and pilot remediation tests were conducted. A site assessment report was completed in April 1996.

        In January 1998 a plan for the underground storage tank site remediation and closure was prepared. The remediation system plan was installed and fully operational by October 1998 with an estimated two years thereafter to get site closure. This plan was approved by the Los Angeles Regional Water Quality Control Board of the California Environmental Protection Agency ("LARWQCB"). In November 2002, the LARWQCB commented on the methodology selected for cleanup of dissolved contaminants in the groundwater. Data from operation of the technology implemented at the subject site for the past several years did not indicate that the technology worked well. Other remedial alternatives needed to be considered and evaluated to mitigate dissolved contaminants in the groundwater at the site. GSWC made attempts to engage the LARWQCB in discussions to determine alternative treatment technologies during the period 2002-2006 and the quarterly reports continued to be accepted by the LARWQCB. With the technology implemented no longer performing as expected, in 2006 an evaluation of the current remedial system was conducted to look for potential alternatives. This engineering evaluation was completed in April 2006 and was made based on currently available information from quarterly reports. In October 2007, an interim remedial action plan was approved by the LARWQCB and all appropriate permits have been acquired to begin remediation.

        Based on recent estimates, the total project may take 2-4 more years and cost approximately $1.1 million. Remediation should be completed in two more years, followed by at least one year of monitoring and reporting. The estimate also includes quarterly monitoring and reporting costs. As of September 30, 2007, total spent to clean-up and remediate GSWC's plant facility is approximately $2.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund (the "Fund"). GSWC applied for reimbursement of cleanup costs from the Fund. The Fund reimburses property or tank owners up to $1.5 million for costs associated with the assessment and remediation of leaking petroleum underground storage tanks on their properties. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery. As of September 30, 2007, GSWC has an accrued liability for the estimated additional cost of $1.1 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate-base by the CPUC and, therefore, GSWC has recorded the $1.1 million additional estimated cost as a regulatory asset as of September 30, 2007.

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

Note 8—Business Segments:

        AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. Activities of ASUS and its subsidiaries have been conducted in California, Maryland, New Mexico, Texas, Virginia, North Carolina and South Carolina. Both GSWC and CCWC are regulated utilities. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC's operating segments, CCWC, ASUS and its subsidiaries, and other matters. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC or CCWC.

	As Of And For The Three Months Ended September 30, 2007
	GSWC
(dollars in thousands)				CCWC Water	ASUS Contracts	AWR Parent	Consolidated AWR
	Water	Electric
Operating revenues	$63,180	$6,289		$2,265	$4,108	$—	$75,842
Pretax operating income (loss)	18,062	(901	)(1)	476	(60)	(52)	17,525
Interest expense, net	4,068	357		107	245	(20)	4,757
Identifiable assets	679,723	39,455		42,122	750	—	762,050
Depreciation and amortization expense	6,361	564		466	48	—	7,439
Capital additions	12,166	638		414	—	—	13,218
	As Of And For The Three Months Ended September 30, 2006
	GSWC
(dollars in thousands)				CCWC Water	ASUS Contracts	AWR Parent	Consolidated AWR
	Water	Electric
Operating revenues	$63,170	$6,444		$2,122	$3,504	$—	$75,240
Pretax operating income (loss)	17,766	(2,689	)(1)	301	(144)	(25)	15,209
Interest expense, net	3,975	407		113	302	30	4,827
Identifiable assets	661,847	41,156		38,521	845	—	742,369
Depreciation and amortization expense	5,661	510		419	44	—	6,634
Capital additions	16,044	305		509	89	—	16,947
	As Of And For The Nine Months Ended September 30, 2007
	GSWC
(dollars in thousands)				CCWC Water	ASUS Contracts	AWR Parent	Consolidated AWR
	Water	Electric
Operating revenues	$170,762	$21,413		$5,836	$29,347	$—	$227,358
Pretax operating income (loss)	44,853	2,711	(2)	796	3,631	(158)	51,833
Interest expense, net	12,490	1,075		322	802	(18)	14,671
Identifiable assets	679,723	39,455		42,122	750	—	762,050
Depreciation and amortization expense	18,583	1,631		1,258	144	—	21,616
Capital additions	29,668	1,833		1,253	78	—	32,832
	As Of And For The Nine Months Ended September 30, 2006
	GSWC
(dollars in thousands)				CCWC Water	ASUS Contracts	AWR Parent	Consolidated AWR
	Water	Electric
Operating revenues	$163,539	$21,816		$5,951	$11,371	$—	$202,677
Pretax operating income (loss)	46,367	(3,871	)(2)	1,026	108	(88)	43,542
Interest expense, net	11,339	996		377	778	249	13,739
Identifiable assets	661,847	41,156		38,521	845	—	742,369
Depreciation and amortization expense	16,806	1,530		1,258	132	—	19,726
Capital additions	47,784	1,681		1,313	291	—	51,069

(1)
Includes $896,000 and $2,807,000 unrealized loss on purchased power contracts for the three months ended September 30, 2007 and 2006, respectively.

(2)
Includes $1,578,000 unrealized gain on purchased power contracts and $5,886,000 unrealized loss on purchased power contracts for the nine months ended September 30, 2007 and 2006, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        American States Water Company ("AWR") is the parent company of Golden State Water Company ("GSWC"), American States Utility Services, Inc. ("ASUS") and its subsidiaries, and Chaparral City Water Company ("CCWC"). AWR was incorporated as a California corporation in 1998 as a holding company.

        GSWC is a California public utility company engaged principally in the purchase, production and distribution of water. GSWC also distributes electricity in one customer service area. GSWC is regulated by the California Public Utilities Commission ("CPUC") and was incorporated as a California corporation on December 31, 1929. GSWC is organized into one electric customer service area and three water service regions consisting of 21 customer service areas operating within 75 communities in 10 counties in the State of California. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in northeastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric Service ("BVES") division. GSWC served 254,830 water customers and 23,273 electric customers at September 30, 2007, or a total of 278,103 customers, compared with 277,240 total customers at September 30, 2006. GSWC's utility operations exhibit seasonal trends. Although GSWC's water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC's water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90.8% of total water revenues for the three months ended September 30, 2007, as compared to 89.2% for the three months ended September 30, 2006. Revenues derived from commercial and residential water customers accounted for approximately 87.9% of total water revenues for the nine months ended September 30, 2007, as compared to 86.9% for the nine months ended September 30, 2006. In addition, effective January 1, 2007, ASUS assigned contracts with various municipalities to provide billing and meter reading services to GSWC.

        CCWC is an Arizona public utility company serving 13,474 customers as of September 30, 2007, compared with 13,294 customers at September 30, 2006. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC's customers are residential. The Arizona Corporation Commission ("ACC") regulates CCWC.

        ASUS contracts, either directly or through wholly-owned subsidiaries, with the U.S. government and private entities to provide water and wastewater services, including the operation and maintenance of water and wastewater systems and water marketing. ASUS commenced operation and maintenance of water and wastewater systems through a wholly-owned subsidiary at its first military base in Texas in October 2004. Since that date, ASUS commenced operation and maintenance of water and wastewater systems at military bases through wholly-owned subsidiaries in Maryland and Virginia in the first and second quarters of 2006. All of these contracts may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. In either event, the ASUS subsidiary would be made whole and shall be entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts. However, Fort Bliss Water Services Company ("FBWS"), the subsidiary of ASUS performing services at Fort Bliss has experienced delays in the redetermination of prices following completion of the first two years of operation in October 2006. FBWS has also requested equitable adjustments to the contract price. However, no prices have yet been redetermined or equitable adjustments made under this contract.

        In September and early October of 2007, ASUS was awarded contracts to operate and maintain the water and wastewater systems at Fort Jackson, South Carolina and at Fort Bragg, North Carolina pursuant to 50-year contracts. These agreements are also subject to periodic price redetermination adjustments and modifications for changes in circumstances. ASUS through wholly- owned subsidiaries is expected to commence operations under these two agreements during the first quarter of 2008 following the expiration of a transition period.

        ASUS and GSWC have been pursuing an opportunity to provide contract services for wastewater treatment and retail water services respectively, within the service area of the Natomas Central Mutual Water Company ("Natomas"). Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. In August 2004, Natomas and ASUS entered into a contract under which ASUS acts as the exclusive agent for marketing water that has become temporarily surplus to the internal needs of Natomas, and that arises under water rights permits and contracts owned or controlled by Natomas, to third parties outside the Natomas service area. On January 31, 2006, ASUS and Natomas entered into a water purchase and sale agreement under which ASUS will acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas. Pursuant to the terms of this agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on achievement of specific milestones and events over a 10-year period. Pursuant to the marketing services agreement described above, Natomas will pay to ASUS a commission of 16% of the sale price over the same 10-year period and for any temporary surplus water successfully marketed by ASUS. At the same time that the water purchase agreement was completed, Natomas and ASUS also entered into a settlement agreement that released Natomas from previously established reimbursement obligations under prior agreements. ASUS may use the water rights acquired from Natomas to serve existing customers, to re-sell to other beneficial users, or to pursue and serve expanded service territories.

        GSWC and Natomas have also entered into an agreement under which GSWC agreed to purchase and Natomas agreed to sell up to 30,000 acre-feet per year of water to be used exclusively by GSWC to serve customers in Sutter County, California. Additionally, GSWC filed for a Certificate of Public Convenience and Necessity with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California within the Natomas service area. CPUC review of the application has been deferred pending completion of an environmental assessment for the proposed new water service. All of the agreements with Natomas are subject to receipt of various regulatory approvals required for their full implementation.

Overview

        Our revenues, operating income, and cash flows are earned primarily through delivering potable water to homes and businesses through 2,900 miles of water distribution pipelines. Rates charged to customers of GSWC and CCWC are determined by the CPUC and ACC, respectively. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital. Factors recently affecting our financial performance include the process and timing of setting rates charged to customers; our ability to recover, and the process for recovering in rates, the costs of distributing water and electricity; weather; the impact of increased water quality standards on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by the Company to protect its water supply.

        We plan to continue to seek additional rate increases in future years to recover our operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund our needs for capital expenditures, dividends, investments in our contract business and other cash requirements. We expect to fund these needs through a combination of debt and common stock offerings in the ensuing years. AWR expects to issue equity in 2008.

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

  Third Quarter Results

        The tables below set forth summaries of the results by segment (in thousands) for the three months ended September 30, 2007 and 2006:

	Operating Revenues				Pretax Operating Income
	3 Mos. Ended 9/30/2007	3 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE	3 Mos. Ended 9/30/2007	3 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE
Water	$65,445	$65,292	$153	0.2%	$18,538	$18,067	$471	2.6%
Electric	6,289	6,444	(155)	(2.4)%	(901)	(2,689)	1,788	66.5%
Contracted services	4,108	3,504	604	17.2%	(60)	(144)	84	58.3%
AWR parent	—	—	—	—	(52)	(25)	(27)	(108.0)%

Totals from operation	$75,842	$75,240	$602	0.8%	$17,525	$15,209	$2,316	15.2%

        Water—For the three months ended September 30, 2007, pretax operating income for water increased by $471,000, or 2.6%, as a result of a $1.7 million increase in water margin as compared to the same period of 2006 due to increased water rates approved by the CPUC that were effective January 1, 2007 and a favorable change in the water supply mix. This increase in margin was partially offset by higher operating, maintenance, administrative and general, and other expenses, which decreased pretax operating income by $1.2 million, as more fully described below.

        Electric—For the three months ended September 30, 2007, pretax operating loss for electric decreased by $1.8 million, or 66.5%, primarily due to a $1.9 million decrease in the pretax unrealized loss on purchased power contracts.

        Contracted Services—For the three months ended September 30, 2007, pretax operating loss for contracted services decreased slightly by $84,000. This was primarily due to an overall increase in construction activities with the U.S. government, particularly for improvements to the existing wastewater infrastructure located at Fort Bliss associated with a wastewater expansion project. Revenues from construction activities are being recognized under the percentage-of-completion method of accounting. Earnings and cash flows from amendments or supplements to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods. Increases in revenues from construction activities were partially offset by higher legal fees and other operating costs.

  Year-to-Date Results

        The tables below set forth summaries of the results by segment (in thousands) for the nine months ended September 30, 2007 and 2006:

	Operating Revenues				Pretax Operating Income
	9 Mos. Ended 9/30/2007	9 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE	9 Mos. Ended 9/30/2007	9 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE
Water	$176,598	$169,490	$7,108	4.2%	$45,649	$47,393	$(1,744)	(3.7)%
Electric	21,413	21,816	(403)	(1.8)%	2,711	(3,871)	6,582	170.0%
Contracted services	29,347	11,371	17,976	158.1%	3,631	108	3,523	3262.0%
AWR parent	—	—	—	—	(158)	(88)	(70)	(79.5)%

Totals from operation	$227,358	$202,677	$24,681	12.2%	$51,833	$43,542	$8,291	19.0%

        Water—For the nine months ended September 30, 2007, pretax operating income for water decreased by $1.7 million, or 3.7%, compared to the same period in 2006, primarily due to a favorable decision issued by the CPUC on April 13, 2006 regarding GSWC's water rights lease revenues received from the City of Folsom, which generated a one-time revenue increase in 2006. This decision added about $2.3 million of additional revenues in the first quarter of 2006 for amounts that had been received from the City of Folsom in 2004 and 2005. Prior to the decision, these amounts had been recorded as regulatory liabilities. The 2006 decision resulted in GSWC recognizing $2.3 million of lease revenues in the first quarter of 2006, but there was no corresponding revenue recognition amount in 2007. Instead, GSWC will record in 2007 the on-going annual Folsom lease revenues of approximately $1.3 million. Higher operating expenses as described below also contributed to the decrease in operating income for the water segment, offset by increased water rates approved by the CPUC that were effective January 1, 2007, an increase in water consumption over that in the prior period, and a favorable change in the water supply mix.

        Negatively impacting water's pretax operating income for the nine months ended September 30, 2007 are delays from the CPUC in receiving final approval of GSWC's Region II rate case and rate increases to cover general office expenses at the Corporate Headquarters. The rate increases for the Headquarters' expenses, when approved, would also increase Region III rates for 2007. On October 18, 2007, the CPUC issued a decision approving 2007 rate increases of approximately $6.7 million for Region II and $3.0 million for Region III to cover general office expenses, and are retroactive to January 1, 2007. Because of the length and complexity of the rate case proceedings, the written version of the decision that the CPUC approved on October 18, 2007 contained a number of inaccuracies. A proposed decision that corrects the inaccuracies will be placed on the agenda for the CPUC to approve on November 16, 2007. GSWC will implement surcharges to recover the revenue difference between the interim rates implemented on January 1, 2007 and the new rates authorized by the CPUC on November 16, 2007 for the period from January 1 to the implementation of the new rates. The decision also adopted the revenue requirements to reflect the most recent rates in supply cost that will also be retroactive to January 1, 2007. Accordingly, GSWC will re-calculate, among other items, the amount recorded in Region II's supply cost memorandum account based on the new rates. For the nine months ended September 30, 2007, an amount of $2.2 million was recorded based on rates in effect prior to this decision as an under-collection of supply costs. We expect most of the under-collected amount as recorded to be reversed based on the new rates in the fourth quarter, partially offsetting the retroactive revenues. Had the CPUC final decisions and new rates been in place on January 1, 2007, pretax operating income for the nine months ended September 30, 2007 would have increased by approximately $3.3 million, or $0.11 per share.

        Electric—For the nine months ended September 30, 2007, pretax operating income for electric increased by $6.6 million, due in large part to an unrealized gain on BVES' purchased power contracts during the nine months ended September 30, 2007 as a result of increasing energy prices versus an unrealized loss on purchased power contracts in the same period of 2006. The gain for the first nine months of 2007 increased operating income by approximately $1.6 million as compared to a loss decreasing operating income by $5.9 million for the same period in 2006. The net effect was an increase in electric operating income of $7.5 million between the two periods. This increase was partially offset by a decrease in consumption and an increase in operating expenses. In addition, pretax operating income decreased due to the recording of a regulatory liability of approximately $442,000 with a corresponding reduction in electric revenues for probable refunds to customers related to the 8.4 MW natural gas-fueled generation plant. In April 2005, new customer rates went into effect related to this generation plant, which has resulted in an increase of approximately $2.3 million in annual revenue based on an estimated total capital-related cost of $13 million. The rates are subject to refund pending CPUC's final cost review. The CPUC also ordered GSWC to establish a memorandum account to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to ratepayers. During the third quarter of 2007, GSWC received vendor credits of approximately $850,000, which reduced the actual recorded costs of the generation plant below $13 million.

        Contracted Services—For the nine months ended September 30, 2007, pretax operating income for contracted services increased by $3.5 million. This was primarily due to the supplemental construction contract for Fort Bliss previously discussed. As a result of this new construction project, operating income increased by $4.9 million during the first nine months of 2007. The project was completed in August 2007 and there will be no further construction revenues associated with this amendment. The increase to pretax income due to this project was partially offset by other non-recurring construction projects that were completed in 2006. As previously mentioned, earnings and cash flows from amendments or supplements to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods. Also partially offsetting this increase was the recovery and reimbursement in 2006 of transition period operating expenses of about $672,000 as a result of operating and maintaining the water and wastewater systems at military bases in Virginia and Maryland pursuant to the contracts with the U.S. government commencing during the nine months ended September 30, 2006. We took over the operation and maintenance of the water and wastewater systems at Andrews Air Force Base in Maryland on February 1, 2006 and commenced operation of these systems on that date. In addition, we assumed the operation and maintenance of the wastewater systems at Fort Lee in Virginia on February 23, 2006 and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia on April 3, 2006 and commenced operation and maintenance of these systems on those dates. Therefore, we operated these bases partially during the first nine months of 2006 and entirely during the same period of 2007.

        The following discussion and analysis provides information on AWR's consolidated operations and assets. Where necessary, the following discussion and analysis includes specific references to AWR's individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.

Consolidated Results of Operations—Three Months Ended September 30, 2007 and 2006 (in thousands):

	3 Mos. Ended 9/30/2007	3 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$65,445	$65,292	$153	0.2%
Electric	6,289	6,444	(155)	(2.4)%
Contracted services	4,108	3,504	604	17.2%

Total operating revenues	75,842	75,240	602	0.8%

OPERATING EXPENSES
Water purchased	14,740	15,066	(326)	(2.2)%
Power purchased for pumping	3,517	3,600	(83)	(2.3)%
Groundwater production assessment	2,666	2,477	189	7.6%
Power purchased for resale	3,176	2,659	517	19.4%
Unrealized loss on purchased power contracts	896	2,807	(1,911)	(68.1)%
Supply cost balancing accounts	(1,541)	244	(1,785)	(731.6)%
Other operating expenses	7,004	6,677	327	4.9%
Administrative and general expenses	11,789	12,614	(825)	(6.5)%
Depreciation and amortization	7,439	6,634	805	12.1%
Maintenance	3,897	3,395	502	14.8%
Property and other taxes	2,820	2,660	160	6.0%
Construction expenses	1,903	1,322	581	43.9%
Net loss (gain) on sale of property	11	(124)	135	108.9%

Total operating expenses	58,317	60,031	(1,714)	(2.9)%

OPERATING INCOME	17,525	15,209	2,316	15.2%
OTHER INCOME AND EXPENSES
Interest expense	(5,347)	(5,349)	2	0.0%
Interest income	590	522	68	13.0%
Other	102	—	102	100.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	12,870	10,382	2,488	24.0%
Income tax expense	5,241	4,809	432	9.0%

NET INCOME	$7,629	$5,573	$2,056	36.9%

        Net income for the third quarter ended September 30, 2007 increased by 36.9% to $7.6 million, equivalent to $0.44 per common share on both a basic and fully diluted basis compared to $5.6 million or $0.32 per share on both a basic and diluted basis for the three months ended September 30, 2006. Impacting the comparability in the results of the two periods are the following significant items, which are also discussed in greater detail below:

  •
  An increase in the margin for the water segment's pretax operations of $1.7 million, or $0.06 per share, as compared to the same period of 2006, due to increased water rates approved by the CPUC that were effective January 1, 2007 and a favorable change in the water supply mix.

  •
  An unrealized loss on purchased power contracts which decreased pretax income by $896,000, or approximately $0.03 per share for the three months ended September 30, 2007, as compared to a $2.8 million unrealized loss, or $0.10 per share, for the three months ended September 30, 2006.

Operating Revenues

        For the three months ended September 30, 2007, revenues from water operations increased slightly by 0.2% to $65.4 million, compared to $65.3 million for the three months ended September 30, 2006 due primarily to rate increases approved by the CPUC effective January 1, 2007. This increase was partially offset by the expiration in October 2006 of a positive surcharge that was in rates to recover previously incurred supply costs in Region III. This decrease in revenues in 2007 due to the expiration of the surcharge is offset by a corresponding amount in the supply cost balancing accounts discussed below resulting in no impact to pretax operating income. Consumption remained relatively unchanged when compared to the same period in 2006. Differences in temperature and rainfall in Registrant's service areas impact sales of water to customers and cause fluctuations in Registrant's revenues and earnings between comparable periods. Included in the rate increases in 2007 was an interim rate increase effective January 1, 2007, subject to refund, totaling approximately $356,000 for the third quarter ($1.2 million for Region II for the entire 2007 year) due to the CPUC's delays in processing GSWC's general rate applications for rate increases in Region II. As previously mentioned, on October 18, 2007 the CPUC approved a decision which recommends rate increases of $6.7 million in 2007 for Region II. In addition, GSWC's Region III received an interim annual rate increase of $135,000 effective January 1, 2007 to cover general office expenses. The decision issued by the CPUC also recommends rate increases of approximately $3.0 million for 2007 to recover the rate increases for general office expenses allocated to Region III. The amounts approved by the CPUC are retroactive to January 1, 2007. GSWC was authorized to track the difference between the interim rates and the final rates approved by the CPUC. GSWC will implement a temporary surcharge to recover the unbilled revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 through the implementation of the new final rates to be approved on November 16, 2007. The impact of the final decisions will be recorded in the fourth quarter of this year.

        For the three months ended September 30, 2007, revenues from electric operations decreased by 2.4% to $6.3 million compared to $6.4 million for the three months ended September 30, 2006 due to the recording of a regulatory liability of approximately $442,000 with a corresponding reduction in revenues for probable refunds to customers related to the 8.4 MW natural gas-fueled generation plant. In April 2005, new customer rates went into effect related to this generation plant, which has resulted in an increase in annual revenues of approximately $2.3 million based on an estimated total capital-related cost of $13 million. The rates are subject to refund pending CPUC's final cost review. The CPUC also ordered GSWC to establish a memorandum account to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to ratepayers. During the third quarter of 2007, GSWC received vendor credits of approximately $850,000, which reduced the actual recorded costs of the generation plant below $13 million and resulted in the recording of this regulatory liability and reduction in electric revenue. This decrease in revenues was partially offset by an increase in kilowatt-hour usage by customers.

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

        Revenues from contracted services are comprised of construction revenues and management fees for operating and maintaining the water and wastewater systems at military bases. For the three months ended September 30, 2007, revenues from contracted services increased by $604,000, or 17.2%, to $4.1 million compared to $3.5 million for the three months ended September 30, 2006 due primarily to an increase of approximately $1.1 million related to construction revenues earned from the U.S. government recognized on the percentage-of completion method. The revenues earned were for the construction of certain improvements, renewals and replacements to the existing water and wastewater infrastructure at Fort Bliss and at other military bases located in Virginia and Maryland pursuant to new operation and maintenance contracts entered into in early 2006. Certain of the construction projects are fixed-price contracts and are a supplement to ASUS's 50-year contracts with the U.S. government. In particular, ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas. The $20.6 million project is a firm-fixed price contract and was an amendment and supplement to the 50-year contract with the U.S. government to manage the entire water and wastewater systems at Fort Bliss. Revenues from this agreement have been recognized under the percentage-of-completion method of accounting. As a result of this new project, which began in early 2007, revenues for contracted services increased by $1.7 million during the third quarter of 2007. The project was completed in August 2007 and there will be no further construction revenues associated with this amendment. The revenue increase on this project was partially offset by revenues for other non-recurring construction projects that were completed in 2006. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in the future periods. In addition, offsetting the increase in construction revenues was a decrease in management fees totaling $225,000 related to service contracts with various municipalities to provide billing and meter reading services. Effective January 1, 2007, ASUS assigned these contracts with the various municipalities to GSWC.

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

        Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 38.7% and 40.1% of total operating expenses for the three months ended September 30, 2007 and 2006, respectively. The table below provides the amount of increases

(decreases), percent changes in supply costs, and margins during the three months ended September 30, 2007 and 2006 (amounts in thousands):

	3 Mos. Ended 9/30/2007	3 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE
WATER OPERATING REVENUES(1)	$65,445	$65,292	$153	0.2%

WATER SUPPLY COSTS:
Water purchased(1)	14,740	15,066	(326)	(2.2)%
Power purchased for pumping(1)	3,517	3,600	(83)	(2.3)%
Groundwater production assessment(1)	2,666	2,477	189	7.6%
Water supply cost balancing accounts(1)	(1,922)	(645)	(1,277)	198.0%

	$19,001	$20,498	$(1,497)	(7.3)%

WATER MARGIN(2)	$46,444	$44,794	$1,650	3.7%
PERCENT MARGIN—WATER	71.0%	68.6%

ELECTRIC OPERATING REVENUES(1)	$6,289	$6,444	$(155)	(2.4)%

ELECTRIC SUPPLY COSTS:
Power purchased for resale(1)	3,176	2,659	517	19.4%
Electric supply cost balancing accounts(1)	381	889	(508)	(57.1)%

	$3,557	$3,548	$9	0.3%

ELECTRIC MARGIN(2)	$2,732	$2,896	$(164)	(5.7)%
PERCENT MARGIN—ELECTRIC	43.4%	44.9%

(1)
As reported on AWR's Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR's Consolidated Statements of Income and totaled ($1,541,000) and $244,000 for the three months ended September 30, 2007 and 2006, respectively.

(2)
Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts, or other operating expenses.

        Two of the principal factors affecting water supply costs and gross margin are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells costs less than water purchased from wholesale suppliers. In addition, GSWC is authorized to establish water and electric supply cost balancing/memorandum accounts for increases and/or decreases in costs due to changes in rates charged by its suppliers which provide our purchased water and purchased power, and by agencies assessing groundwater related pump taxes for our water service areas in California. Higher or lower actual costs as compared to costs authorized by the CPUC will either be recovered from or refunded to customers in the future. However, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant's own wells can increase/decrease actual supply-related costs relative to that approved for recovery through rates, thereby impacting earnings either negatively or positively. GSWC has the opportunity to change the supply-related costs recovered through rates, by application to the CPUC. GSWC believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. Without a "full-cost" balancing account authorized by the CPUC, it is impossible to adequately protect earnings from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

        For the three months ended September 30, 2007, 45.1% of the Company's water supply mix was purchased as compared to 46.3% purchased for the three months ended September 30, 2006. This change in mix resulted in improved margins in 2007 compared to the same period in 2006.

        For the three months ended September 30, 2007, purchased water costs decreased by 2.2% to $14.7 million compared to $15.1 million for the three months ended September 30, 2006. The decrease is due primarily to a favorable change in the supply mix discussed above with consumption remaining relatively unchanged. Certain wells that had been removed from service in 2006 as a result of water quality issues and mechanical problems were either returned to service or otherwise supplemented in 2007. Offsetting this decrease is an increase in water rates charged by wholesale water suppliers. In general, the supply cost memorandum account as discussed above allows GSWC to track incremental rate changes from suppliers, for future recovery in water rates. For the three months ended September 30, 2007, the increase in groundwater production assessments (pump taxes) was due to an increase in pumping volume resulting from the favorable supply mix change as discussed. There were also increases in assessment rates levied against groundwater production, effective July 2007. Average pump tax rates increased in Regions II and III by approximately 8% and 6%, respectively. Again, the supply cost memorandum account tracks the increases in pump tax rates, for future recovery in water rates.

        The supply cost balancing account tracks differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC's suppliers and the cost for those items incorporated into GSWC's rates. Overcollections occur when the current cost of these items is less than the amount in rates which has the effect of increasing the supply cost balancing account in the Statements of Income. Undercollections occur when the current cost exceeds the amount in rates for these items and, conversely, will have the effect of decreasing the supply cost balancing account in the Statements of Income. Typically, overcollections or undercollections, when they occur, are tracked in the supply cost memorandum/balancing accounts for future refund or recovery through a surcredit (in the event of an overcollection) or surcharge (in the event of an undercollection) on customers' bills. Once in rates, the amortization of surcharges that are in place to recover under-collections from customers have the effect of increasing the supply cost balancing account and increasing revenues in the Statements of Income, resulting in no earnings impact. Conversely, the amortization of surcredits that are in rates to refund over-collections to customers have the effect of decreasing the supply cost balancing account and decreasing revenues, also resulting in no earnings impact. A decrease of $1.3 million during the three months ended September 30, 2007 in the water supply cost balancing account as compared to the three months ended September 30, 2006 was primarily caused by a $925,000 decrease in the amortization of the water supply cost balancing accounts due to the expiration in October 2006 of the surcharge that was in rates to recover Region III's under-collection. There was also a net increase of $352,000 of under-collections in 2007 compared to the same period in 2006 relating to the supply cost memorandum accounts.

        On November 16, 2007, the CPUC is expected to issue a final decision which will approve rate increases in Region II retroactive to January 1, 2007. Accordingly, GSWC will re-calculate, among other items, the amount recorded in Region II's supply cost memorandum account based on the new rates. For the three months ended September 30, 2007, an amount of approximately $894,000 has been recorded as an under-collection of supply costs relating to Region II which positively impacted earnings and increased regulatory assets for the period. We expect most of the Region II under-collected amount, as recorded, to be reversed during the fourth quarter.

        For the three months ended September 30, 2007, the cost of power purchased for resale to customers in GSWC's Bear Valley Electric division increased by 19.4% to $3.2 million compared to $2.7 million for the three months ended September 30, 2006, reflecting higher customer demand during the third quarter of 2007 as compared to the same period in 2006. In addition, this increase reflects lower costs of energy in the third quarter of 2006 as compared to the same period of 2007 in the spot market.

  Unrealized (Gain) Loss on Purchased Power Contracts

        Unrealized gain and loss on purchased power contracts represent gains and losses recorded for GSWC's purchased power agreements with Pinnacle West Marketing & Trading Company, LLC ("PWMT") (formerly Pinnacle West Capital Corporation), which qualify as derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2007, PWMT sold many of its wholesale power contracts to Morgan Stanley Capital Group, Inc. ("MSCG"). The sale included the contract between PWMT and GSWC. GSWC was notified by PWMT about the sale of its contracts, and in September 2007 an assignment agreement was executed by GSWC, PWMT and MSCG that will be effective November 1, 2007. The assignment agreement retained the identical terms and conditions of the original contract and will have no impact on GSWC.

        The $896,000 pretax unrealized loss on purchased power contracts for the three months ended September 30, 2007 is due to a decrease in the current forward market prices since June 30, 2007, compared to a $2,807,000 pretax unrealized loss on purchased power contracts for the three months ended September 30, 2006. Unrealized gains and losses at Bear Valley Electric will continue to impact earnings during the life of the contract, which terminates at the end of 2008.

  Other Operating Expenses

        The components of other operating expenses include primarily payroll, materials and supplies, chemicals and water treatment, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices. For the three months ended September 30, 2007 and 2006, other operating expenses by segment consisted of the following (amounts in thousands):

	3 Mos. Ended 9/30/2007	3 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE
Water Services	$5,553	$5,248	$305	5.8%
Electric Services	553	469	84	17.9%
Contracted Services	898	960	(62)	(6.5)%

Total other operating expenses	$7,004	$6,677	$327	4.9%

        For the three months ended September 30, 2007, other operating expenses for water services increased by $305,000 due primarily to higher labor and other miscellaneous employee benefits, and chemical costs for water treatment.

  Administrative and General Expenses

        Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commissions' expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended September 30, 2007 and 2006, administrative and general expenses by segment consisted of the following (amounts in thousands):

	3 Mos. Ended 9/30/2007	3 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE
Water Services	$9,431	$10,125	$(694)	(6.9)%
Electric Services	1,132	1,303	(171)	(13.1)%
Contracted Services	1,226	1,186	40	3.4%

Total administrative and general expenses	$11,789	$12,614	$(825)	(6.5)%

        For the three months ended September 30, 2007, administrative and general expenses decreased by $865,000 in water and electric services compared to the three months ended September 30, 2006 due primarily to a decrease of approximately $700,000 in outside services relating primarily to the timing of legal, consulting and accounting services performed in the third quarter of 2006 which did not recur in the same period of 2007. There was also a decrease of approximately $184,000 in pension costs as a result of favorable changes to actuarial assumptions.

        As previously mentioned, a final decision on the rate cases for GSWC's Region II and Region III to cover general office expenses is expected to be approved by the CPUC on November 16, 2007. The final decision will result in increased administrative and general expenses being allocated to contracted services. This increase will be reflected in the fourth quarter of 2007.

  Depreciation and Amortization

        For the three months ended September 30, 2007, depreciation and amortization expense increased by 12.1% to $7.4 million compared to $6.6 million for the three months ended September 30, 2006 reflecting, among other things, the effects of closing approximately $73 million of additions to utility plant during 2006, depreciation on which began in January 2007. Registrant anticipates that depreciation expense will continue to increase due to Registrant's on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

  Maintenance

        For the three months ended September 30, 2007, maintenance expense increased by 14.8% to $3.9 million compared to $3.4 million for the three months ended September 30, 2006 due principally to an increase in required and emergency maintenance on GSWC's wells and water supply sources, primarily in its Region II and III service areas.

  Property and Other Taxes

        For the three months ended September 30, 2007, property and other taxes increased by 6.0% to $2.8 million compared to $2.7 million for the three months ended September 30, 2006 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

  Construction Expenses

        For the three months ended September 30, 2007, ASUS construction expenses increased to $1.9 million compared to $1.3 million for the same period in 2006 reflecting the costs incurred for the construction of various improvements, renewals and replacements to the existing water and wastewater infrastructure at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to new contracts entered into in early 2006. The increase in construction activity resulted from amendments to the original 50-year contracts with the U.S. government which required the construction of additional improvements at the various military bases. As previously mentioned, ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas. As a result of this new project, construction expenses increased by $654,000 during the third quarter of 2007. The project was completed in August 2007.

  Net Loss (Gain) on Sale of Property

        For the three months ended September 30, 2006, Registrant recorded a net pretax gain of $124,000 on the sale of non-utility property. There was no similar gain in the same period of 2007. Earnings and cash flows from property sales are sporadic and may or may not continue in future periods.

  Interest Expense

        For the three months ended September 30, 2007, interest expense remained unchanged at $5.3 million. Average bank loan balances outstanding under an AWR credit facility remained constant for the third quarter of 2007 and 2006 at approximately $27 million.

  Interest Income

        Interest income increased by $68,000 for the three months ended September 30, 2007 as compared to the same period in 2006 reflecting an increase in interest earned on short-term cash surplus.

  Income Tax Expense

        For the three months ended September 30, 2007, income tax expense increased by 9.0% to $5.2 million compared to $4.8 million for the three months ended September 30, 2006 due, in part, to an increase in pretax income of 24.0%. In addition, the effective tax rate ("ETR") for the three months ended September 30, 2007 was 40.7% as compared to a 46.3% ETR applicable to the three months ended September 30, 2006. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. The decrease in the ETR for the three months ended September 30, 2007 is principally due to a net reduction in compensatory-related flow-through adjustments.

Consolidated Results of Operations—Nine Months Ended September 30, 2007 and 2006 (in thousands):

	9 Mos. Ended 9/30/2007	9 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$176,598	$169,490	$7,108	4.2%
Electric	21,413	21,816	(403)	(1.8)%
Contracted services	29,347	11,371	17,976	158.1%

Total operating revenues	227,358	202,677	24,681	12.2%

OPERATING EXPENSES
Water purchased	35,690	34,326	1,364	4.0%
Power purchased for pumping	8,308	7,620	688	9.0%
Groundwater production assessment	7,494	6,799	695	10.2%
Power purchased for resale	10,372	10,470	(98)	(0.9)%
Unrealized (gain) loss on purchased power contracts	(1,578)	5,886	(7,464)	(126.8)%
Supply cost balancing accounts	(3,451)	(93)	(3,358)	(3610.8)%
Other operating expenses	20,160	17,264	2,896	16.8%
Administrative and general expenses	38,460	34,628	3,832	11.1%
Depreciation and amortization	21,616	19,726	1,890	9.6%
Maintenance	11,223	9,113	2,110	23.2%
Property and other taxes	8,593	7,687	906	11.8%
Construction expenses	19,232	5,833	13,399	229.7%
Net gain on sale of property	(594)	(124)	(470)	(379.0)%

Total operating expenses	175,525	159,135	16,390	10.3%

OPERATING INCOME	51,833	43,542	8,291	19.0%
OTHER INCOME AND EXPENSES
Interest expense	(16,413)	(16,037)	(376)	(2.3)%
Interest income	1,742	2,298	(556)	(24.2)%
Other	234	—	234	100.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	37,396	29,803	7,593	25.5%
Income tax expense	15,461	12,061	3,400	28.2%

NET INCOME	$21,935	$17,742	$4,193	23.6%

        Net income for the nine months ended September 30, 2007 increased by 23.6% to $21.9 million, equivalent to $1.26 per common share on both a basic and fully diluted basis, respectively, compared to $17.7 million or $1.03 per basic and diluted common shares for the nine months ended September 30, 2006. Impacting the comparability in the results of the two periods are the following significant items:

  •
  There was an unrealized gain on purchased power contracts in the first nine months of 2007 due to increasing energy prices versus an unrealized loss on purchased power contracts in 2006. The cumulative unrealized gain on purchased power contracts increased pretax income by approximately $1.6 million, or $0.05 per share, for the nine months ended September 30, 2007, as compared to a cumulative unrealized loss on purchased power contracts that decreased pretax income by $5.9 million, or $0.21 per share, for the same period in 2006.

  •
  A decision issued by the CPUC on April 13, 2006 regarding the accounting treatment of GSWC's water rights lease revenues, increased pretax operating income by about $2.3 million in March 2006, or approximately $0.08 per share, when compared to the same period in 2007. Pursuant to a March 2004 CPUC order, the apportionment of any Folsom lease revenues that

    GSWC may collect commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues since January 2004, inclusive of the balances in the regulatory liability accounts established by GSWC for this matter, in water system infrastructure. These investments will be included in the rate base upon which GSWC earns a rate of return. In accordance with California law, GSWC has eight years in which to reinvest the proceeds, after which any amount remaining would inure to the customer's benefit. As a result, in the first quarter of 2006, GSWC transferred about $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account, into water revenues.

  •
  An increase, excluding the $2.3 million of water right lease revenues as discussed above, in the margin for the water segment of $10.1 million, or $0.35 per share, as compared to the same period of 2006 due to increased water rates approved by the CPUC that were effective January 1, 2007, an increase in water consumption over that in the prior period, and a favorable supply mix change.

  •
  An increase in ASUS's pretax operating income of $3.5 million, or $0.12 per share, as compared to the same period of 2006 for operating, maintaining and improving the water and wastewater systems at military bases for the U.S. government. The increases include revenue recognized for certain special projects under the percentage-of-completion method of accounting.

  •
  Higher operating expenses, a change in the effective income tax rate, as well as other items described below, contributed to an overall decrease of $0.42 per basic share to the results of operations.

Operating Revenues

        For the nine months ended September 30, 2007, revenues from water operations increased by 4.2% to $176.6 million, compared to $169.5 million for the nine months ended September 30, 2006. Contributing to this increase were rate increases approved by the CPUC effective January 1, 2007, which contributed approximately $4.7 million in increased water revenues. As more fully discussed in the quarterly results, included in the rate increases in 2007 was an interim rate increase effective January 1, 2007, subject to refund, totaling approximately $967,000 for the nine months ended September 30, 2007 ($1.2 million for the entire 2007 year) due to the CPUC's delays in processing GSWC's general rate applications for rate increases in Region II. Region III also received an interim rate increase of $135,000 effective January 1, 2007. In addition, an increase of about 5.4% in billed water consumption resulting from much warmer and drier weather conditions increased revenues by approximately $5.3 million. Differences in temperature and rainfall in Registrant's service areas impact sales of water to customers, causing fluctuations in Registrant's revenues and earnings between comparable periods. Partially offsetting these increases was the fact that operating revenues for the first nine months of 2006 were positively impacted by a CPUC decision issued on April 13, 2006 enabling GSWC to record $2.3 million of water rights lease revenues from the City of Folsom for the period from January 2004 to December 2005. Prior to this decision, the apportionment of any lease revenues that GSWC collected in 2004 and 2005 had been included in a regulatory liability account and no amounts were recognized as revenues until regulatory uncertainties about this matter were resolved. There was no such adjustment in 2007. In addition, the increases in revenues are partially offset by the expiration in October 2006 of the surcharge that was in rates to recover Region III's under-collection in supply costs. This decrease in revenues is offset by a corresponding amount in the supply cost balancing accounts discussed below resulting in no impact to pretax operating income.

        For the nine months ended September 30, 2007, revenues from electric operations decreased by 1.8% to $21.4 million compared to $21.8 million for the nine months ended September 30, 2006 due primarily to the recording of a regulatory liability of approximately $442,000 with a corresponding decrease in revenues for probable refunds to customers, previously discussed in the quarterly results.

        Registrant relies upon rate approvals by state regulatory agencies in California and Arizona in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

        Revenues from contracted services are comprised of construction revenues and management fees for operating and maintaining the water and wastewater systems at military bases. For the nine months ended September 30, 2007, revenues from contracted services increased by $18.0 million, or 158.1%, to $29.3 million compared to $11.4 million for the nine months ended September 30, 2006 due primarily to an increase of approximately $18.1 million related to construction revenues earned from the U.S. government and recognized on the percentage-of completion method. The revenues earned were for the construction of certain improvements, renewals and replacements to the existing water and wastewater infrastructure at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to new contracts entered into in early 2006. Certain of the construction projects are firm, fixed-price contracts and are supplemental to ASUS's 50-year contracts with the U.S. government. As discussed in the quarterly results, ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas, which was an amendment to the 50-year contract with the U.S. government. Revenues from this project have been recognized under the percentage-of-completion method of accounting. As a result of this new project which began in early 2007, revenues for contracted services increased by $20.6 million during the nine months ended September 30, 2007. The project was completed in August 2007 and there will be no further construction revenues associated with this amendment. The increase in revenues due to this project was partially offset by revenues on other non-recurring construction projects that were completed in 2006. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods. There were also additional management fee revenues totaling $547,000 during the nine months ended September 30, 2007 generated from operating and maintaining the water and wastewater systems under the new contracts in Virginia and Maryland. Offsetting these increases was a decrease in management fees totaling $667,000 related to contracts with various municipalities to provide billing and meter reading services. Effective January 1, 2007, ASUS assigned these service contracts with the various municipalities to GSWC.

Operating Expenses:

  Supply Costs

        For general discussion on supply costs, see the quarterly results. Supply costs accounted for approximately 33.3% and 37.2% of total operating expenses for the nine months ended September 30, 2007 and 2006, respectively.

        The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the nine months ended September 30, 2007 and 2006 (amounts in thousands):

	9 Mos. Ended 9/30/2007	9 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE
WATER OPERATING REVENUES(1)	$176,598	$169,490	$7,108	4.2%

WATER SUPPLY COSTS:
Water purchased(1)	35,690	34,326	1,364	4.0%
Power purchased for pumping(1)	8,308	7,620	688	9.0%
Groundwater production assessment(1)	7,494	6,799	695	10.2%
Water supply cost balancing accounts(1)	(5,079)	(1,642)	(3,437)	209.3%

	$46,413	$47,103	$(690)	(1.5)%

WATER MARGIN(2)	$130,185	$122,387	$7,798	6.4%
PERCENT MARGIN—WATER	73.7%	72.2%

ELECTRIC OPERATING REVENUES(1)	$21,413	$21,816	$(403)	(1.8)%

ELECTRIC SUPPLY COSTS:
Power purchased for resale(1)	10,372	10,470	(98)	(0.9)%
Electric supply cost balancing accounts(1)	1,628	1,549	79	5.1%

	$12,000	$12,019	$(19)	(0.2)%

ELECTRIC MARGIN(2)	$9,413	$9,797	$(384)	(3.9)%
PERCENT MARGIN—ELECTRIC	44.0%	44.9%

(1)
As reported on AWR's Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR's Consolidated Statements of Income and totaled ($3,451,000) and ($93,000) for the nine months ended September 30, 2007 and 2006, respectively.

(2)
Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts, or other operating expenses.

        For the nine months ended September 30, 2007, 42.4% of the Company's water supply mix was purchased as compared to 44.8% purchased for the nine months ended September 30, 2006. This change in mix resulted in improved margins in 2007 compared to the same period in 2006. Water gross margin for the nine months ended September 30, 2006 included the $2.3 million water rights lease revenues from the City of Folsom. Without the $2.3 million water rights lease revenues in 2006, water gross margin for the nine months ended September 30, 2006 would be 71.8%.

        Purchased water costs for the nine months ended September 30, 2007 increased by 4.0% to $35.7 million compared to $34.3 million for the nine months ended September 30, 2006. The increase is due primarily to an increase in water supply demand resulting from higher customer consumption and increased water rates charged by suppliers. In general, the supply cost memorandum account as discussed above allows GSWC to track incremental rate changes from suppliers, for future recovery in water rates. These increases were offset by a favorable change in the supply mix discussed above, caused by less purchased water needed to replace groundwater supply not pumped in the prior year. Certain wells had been removed from service in 2006 as a result of water quality issues and mechanical problems.

        For the nine months ended September 30, 2007, the increases in power purchased for pumping and groundwater production assessments were due to higher water supply demand and an increase in pumping volume resulting from the favorable supply mix change as discussed. There were also increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2006 and 2007. Again, the supply cost memorandum account tracks the increases in pump tax rates for future recovery in water rates.

        For general discussion on increases and decreases to the supply cost balancing accounts in the Statements of Income, see quarterly results. A decrease of $3.4 million during the nine months ended September 30, 2007 in the water supply cost balancing account provision as compared to the nine months ended September 30, 2006 was partially due to a net increase of $1.4 million of net under-collections in 2007 compared to the same period in 2006 relating to memorandum accounts, caused by increased rates in purchased water and purchased power for pumping charged by GSWC's suppliers and increased pump tax rates. There was also a $2.0 million decrease in amortization due to the expiration in October 2006 of the surcharge that was in rates to recover Region III's under-collection.

        On November 16, 2007, the CPUC is expected to issue a final decision which will approve rate increases in Region II retroactive to January 1, 2007. Accordingly, GSWC will re-calculate, among other items, the amount recorded in Region II's supply cost memorandum account based on the new rates. For the nine months ended September 30, 2007, an amount of $2.2 million has been recorded as an under-collection of supply costs relating to Region II which positively impacted earnings and increased regulatory assets for the period. We expect most of the Region II under-collected amount, as recorded, to be reversed during the fourth quarter.

        For the nine months ended September 30, 2007, the cost of power purchased for resale to customers in GSWC's Bear Valley Electric division decreased slightly by 0.9% to $10.4 million compared to $10.5 million for the nine months ended September 30, 2006, reflecting an increase in sales to the spot market at higher energy prices. GSWC has a 15MW purchased power agreement. Purchased power in excess of demand is sold into the spot market at the market price. There was an energy price increase resulting in higher income from sales in the spot market. Income from the spot market sales for the nine months ended September 30, 2007 decreased the cost of power purchased for resale and increased the electric supply cost balancing account provision, respectively, as compared to the same period of 2006.

  Unrealized (Gain) Loss on Purchased Power Contracts

        Unrealized gain and loss on purchased power contracts represent gains and losses recorded for GSWC's purchased power agreements with PWMT, which qualify as derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2007, PWMT sold many of its wholesale power contracts to MSCG. The sale included the contract between PWMT and GSWC. GSWC was notified by PWMT about the sale of its contracts, and in September 2007 an assignment agreement was executed by GSWC, PWMT and MSCG that will be effective November 1, 2007. The assignment agreement retained the identical terms and conditions of the original contract and will have no impact on GSWC.

        The $1.6 million pretax unrealized gain on purchased power contracts for the nine months ended September 30, 2007 is due to an increase in the current forward market prices since December 31, 2006. There was a $5.9 million pretax unrealized loss on purchased power contracts for the nine months ended September 30, 2006. Unrealized gains and losses at BVES will continue to impact earnings positively or negatively during the life of the contract, which terminates at the end of 2008.

  Other Operating Expenses

        For the nine months ended September 30, 2007 and 2006, other operating expenses by segment consisted of the following (amounts in thousands):

	9 Mos. Ended 9/30/2007	9 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE
Water Services	$16,381	$14,175	$2,206	15.6%
Electric Services	1,375	1,306	69	5.3%
Contracted Services	2,404	1,783	621	34.8%

Total other operating expenses	$20,160	$17,264	$2,896	16.8%

        For the nine months ended September 30, 2007, other operating expenses for water services increased by $2.2 million due primarily to higher chemicals and water treatment costs, including supplies and materials, of $1.3 million in particular at GSWC's Region II and III services areas. Region II incurred additional costs primarily for the removal of arsenic and volatile organic compounds at six of its well sites, while Region III incurred additional costs primarily for two of its treatment plants. There was also an increase in labor costs of $281,000 due to higher wages and related benefits, an increase in outside fees of $319,000 for services from an outside party to remove nitrate and perchlorate at treatment plants, and an increase of $304,000 in various other operating expenses.

        There was also an increase in other operating expenses of $621,000 for contracted services primarily due to the commencement of the operation of water and wastewater systems at military bases in Maryland and Virginia that began in the first four months of 2006. ASUS fully operated these bases during the nine months ended September 30, 2007, whereas they were only operated by ASUS during part of the same period in 2006.

  Administrative and General Expenses

        For the nine months ended September 30, 2007 and 2006, administrative and general expenses by segment consisted of the following (amounts in thousands):

	9 Mos. Ended 9/30/2007	9 Mos. Ended 9/30/2006	$ CHANGE	% CHANGE
Water Services	$30,789	$27,758	$3,031	10.9%
Electric Services	4,104	3,772	332	8.8%
Contracted Services	3,567	3,098	469	15.1%

Total administrative and general expenses	$38,460	$34,628	$3,832	11.1%

        For the nine months ended September 30, 2007, administrative and general expenses increased by $3.4 million in water and electric services compared to the nine months ended September 30, 2006 due primarily to: (i) an increase of $1.2 million in outside services relating primarily to additional tax, accounting and legal services; (ii) the CPUC's approval in April 2006 of Region II's outside services memorandum account totaling approximately $709,000 (upon approval by the CPUC, these legal costs, which were incurred in prior periods, were reversed in the second quarter of 2006 and recorded as a regulatory asset; there was no such adjustment in 2007); (iii) an approximate $883,000 increase in labor costs due to higher wages largely related to Registrant's annual performance-based salary review program; (iv) an agreement with the City of Folsom to dismiss all opposition to service the Westborough development; the agreement requires GSWC to pay the City of Folsom $550,000 with Aerojet reimbursing GSWC for 50%, or $275,000 of the settlement payment; as of and for the nine months ended September 30, 2007, GSWC has recorded an obligation to the City of Folsom for $550,000, an additional receivable of $275,000 from Aerojet for the amount to be reimbursed and a net charge to administrative and general expenses in the amount of $275,000 for its share of the settlement payment; (v) an increase in insurance premiums of approximately $382,000; (vi) a $451,000 increase in rent expense for office space and the telephone system, and (vii) a $52,000 increase in other miscellaneous expenses. These increases were offset by a decrease of $552,000 in pension costs as a result of favorable changes to actuarial assumptions.

        There was also an increase of $469,000 in contracted services administrative and general expenses due primarily to the recovery in 2006 of transition period operating expenses of about $672,000 at the various military bases pursuant to the contracts with the U.S. government. There was no such recovery in 2007. This was partially offset by a decrease of approximately $104,000 in outside legal and consulting services. A final decision on the rate cases for GSWC's Region II and Region III to cover general office expense is expected to be approved on November 16, 2007 and will impose an increased allocation of corporate headquarters' expenses to contracted services. This adjustment is also retroactive to January 1, 2007 and will be made in the fourth quarter, thus negatively impacting contracted services' pretax income ranging from $450,000 to $600,000 for the nine months ended September 30, 2007, and positively impacting water and electric services' pretax income by the same amount.

  Depreciation and Amortization

        For the nine months ended September 30, 2007, depreciation and amortization expense increased by 9.6% to $21.6 million compared to $19.7 million for the nine months ended September 30, 2006 reflecting, among other things, the effects of closing approximately $73 million of additions to utility plant during 2006, depreciation on which began in January 2007. Registrant anticipates that depreciation expense will continue to increase due to Registrant's on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

  Maintenance

        For the nine months ended September 30, 2007, maintenance expense increased by 23.2% to $11.2 million compared to $9.1 million for the nine months ended September 30, 2006 due principally to an increase in required and emergency maintenance on GSWC's wells and water supply sources.

  Property and Other Taxes

        For the nine months ended September 30, 2007, property and other taxes increased by 11.8% to $8.6 million compared to $7.7 million for the nine months ended September 30, 2006 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

  Construction Expenses

        For the nine months ended September 30, 2007, ASUS construction expenses increased to $19.2 million compared to $5.8 million for the same period in 2006 reflecting the costs incurred for the construction of various improvements, renewals and replacements to the existing water and wastewater infrastructures at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to new contracts entered into in early 2006. The increase in construction activity resulted from amendments to the original 50-year contracts with the U.S. government which required the construction of additional improvements at the various military bases. As previously mentioned, ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas. As a result of this new project, construction expenses increased by $15.7 million during the nine months ended September 30, 2007. The project was completed in August 2007. The increase in construction expenses because of this project was partially offset by other non-recurring construction projects that were completed in 2006.

  Net Gain on Sale of Property

        For the nine months ended September 30, 2007, Registrant recorded a net pretax gain of $594,000 on the sale of property. This gain includes a settlement of $325,000 reached with the Los Angeles Unified School District in connection with the condemnation of a parcel of land for the purpose of constructing a high school. This parcel of land had not been used for a number of years in GSWC's public utility operations. In addition, there was a gain of $238,000 related to the sale of property in the City of Claremont. Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

  Interest Expense

        For the nine months ended September 30, 2007, interest expense increased by 2.3% to $16.4 million compared to $16.0 million for the nine months ended September 30, 2006 primarily reflecting higher interest rates. There was also an increase in short-term cash borrowings. Average bank loan balances outstanding under an AWR credit facility for the nine months ended September 30, 2007 were approximately $31.7 million, as compared to an average of $28.2 million during the same period of 2006.

  Interest Income

        Interest income decreased by $556,000 for the nine months ended September 30, 2007 due primarily to the initial recording in the first quarter of 2006 of interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC. As a result, the interest income accrued on the memorandum account decreased by $315,000 between the two periods. In addition, interest income decreased reflecting the receipt of interest amounting to $381,000 related to a $3.0 million Internal Revenue Service refund received in May 2006. These decreases were partially offset by an increase in interest earned on short-term cash surplus.

  Income Tax Expense

        For the nine months ended September 30, 2007, income tax expense increased by 28.2% to $15.5 million compared to $12.1 million for the nine months ended September 30, 2006 due, in part, to an increase in pretax income of 25.5%. In addition, the ETR for the nine months ended September 30, 2007 was 41.3% as compared to a 40.5% ETR applicable to the nine months ended September 30, 2006. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. In addition, during the third quarter of 2005, AWR filed an amended tax return for 2001 with the IRS which was subject to IRS and Congressional Joint Committee of Taxation ("JCT") review. During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest. Consequently, in the second quarter of 2006, AWR recorded a tax benefit of $400,000, of which $351,000 was attributable to GSWC.

Critical Accounting Policies and Estimates

        Critical accounting policies and estimates are those that are important to the portrayal of AWR's financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR's management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. These judgments are based on AWR's historical experience, terms of existing contracts, and AWR's observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

        The critical accounting policies used in the preparation of the Registrant's financial statements that we believe affect the more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in our Annual Report on Form 10-K for the year ended December 31, 2006. Except for the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), there have been no material changes to the critical accounting policies. Effective January 1, 2007, Registrant adopted FIN 48. As a result of adoption, Registrant increased retained earnings by approximately $181,000. As of the adoption date and at September 30, 2007, Registrant's total amount of unrecognized tax benefits was $4.8 million and $5.1 million, respectively, of which $118,000, if recognized, would affect the effective tax rate. See Note 5 (Income Taxes) of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

  AWR

        AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of the California tests, at September 30, 2007, approximately $112.7 million was available from the retained earnings of GSWC to pay dividends to AWR. GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC's maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $220.0 million was available to pay dividends to AWR as of September 30, 2007. GSWC is also prohibited from paying dividends if, after giving effect to the dividends, its total indebtedness to capitalization ratio (as defined) would be more than .6667 to 1. Dividends in the amount of $12.9 million were paid to AWR by GSWC during each of the nine months ended September 30, 2007 and 2006.

        Net cash provided by operating activities was $42.2 million for the nine months ended September 30, 2007 as compared to $45.5 million for the same period ended September 30, 2006. The overall decrease of $3.3 million was primarily attributable to higher operating costs paid during the period and the timing of cash receipts and billings from/to customers, offset by increases in 2007 operating revenues for GSWC due to increased rates and consumption. The overall decrease was also partially offset by an increase in cash collected from the U.S. government on projects, primarily at Fort Bliss resulting from amendments to 50-year contracts with the U.S. government. Furthermore, cash provided by operating activities also decreased due to the receipt of a $3.0 million federal tax refund received in May 2006 as compared to $824,000 from the Franchise Tax Board in August 2007. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

        Net cash used in investing activities, which consists primarily of construction expenditures, decreased to $32.2 million for the nine months ended September 30, 2007 as compared to $50.9 million for the nine months ended September 30, 2006. This decrease was primarily due to several water treatment, well and security construction projects that were completed in 2006 in GSWC's Los Angeles County, Santa Maria and Barstow areas for which significant capital expenditures were incurred during the nine months ended September 30, 2006. Also, in 2007, the capital expenditures were offset by an increase in proceeds received on the sale of property.

        Net cash used in financing activities was $9.6 million for the nine months ended September 30, 2007 as compared to $1.0 million for the same period in 2006. The decrease of $8.6 million in net cash used in financing activities was primarily caused by: (i) a decrease of about $2.3 million in advances for and contributions in aid of construction, net of refunds made; (ii) a decrease of $2.0 million in the cash flows associated with the purchased power contracts; (iii) a decrease of $1.0 million in the net change in notes payable to banks; (iv) a $2.7 million decrease in proceeds from stock option exercises and related tax benefit, and the issuance of Common Shares under the Registrant's Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan, and (v) an increase of $652,000 in dividends paid to AWR's shareholders.

        During the nine months ended September 30, 2007 and 2006, AWR paid quarterly dividends to shareholders, totaling approximately $12.0 million and $11.4 million, respectively. AWR's ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR presently intends to continue paying quarterly cash dividends in future years, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

        AWR has a credit agreement maturing in June 2010. The borrowing limit under this facility is $85 million. Up to $20 million of this facility may be used for letters of credit. As of September 30, 2007, an aggregate of $29.0 million in cash borrowings were included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility. Average bank loan balances outstanding under this facility for the nine months ended September 30, 2007 were approximately $31.7 million, as compared to an average of $28.2 million during the same period of 2006. AWR also has a Registration Statement on file with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of September 30, 2007, $156.5 million was available for issuance under this Registration Statement.

        Registrant anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program and its operating expenses at military bases. Registrant believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

        In August 2007, Standard & Poor's ("S&P") revised AWR's rating to A stable from A- positive. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

  GSWC

        Net cash provided by operating activities was $38.5 million for the nine months ended September 30, 2007 as compared to $47.6 million for the same period in 2006. The decrease of $9.1 million was primarily attributable to higher operating costs paid during the period and the timing of cash receipts and billings from/to customers, and the expiration of certain surcharges in rates in late 2006 for previously under-collected supply costs, offset by increases in 2007 operating revenues due to increased rates and consumption. In addition, cash provided by operating activities also decreased due to the receipt of a $3.0 million federal tax refund received in May 2006 as compared to $824,000 from the Franchise Tax Board in August 2007.

        Net cash used in investing activities decreased to $30.9 million for the nine months ended September 30, 2007 as compared to $49.3 million for the same period in 2006. This decrease was primarily due to several water treatment, well and security construction projects that were completed in 2006 in GSWC's Los Angeles County, Santa Maria and Barstow areas for which significant capital expenditures were incurred in the nine months ended September 30, 2006. GSWC anticipates that its capital expenditures for 2007 will approximate $45 million. Also, in 2007, the capital expenditures were offset by an increase in proceeds received on the sale of property.

        Net cash used by financing activities was $7.0 million for the nine months ended September 30, 2007 as compared to $4.4 million for the same period in 2006. The decrease in net cash provided by financing activities was primarily caused by: (i) a decrease of about $2.0 million in advances for and contributions in aid of construction, net of refunds; (ii) a decrease of $2.0 million in the cash flows associated with the purchased power contracts, and (iii) a $533,000 decrease in tax benefit from the exercise of stock-based awards. These decreases were offset by a $1.9 million increase in the net change in inter-company borrowings.

        GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC's ability to recover these supply costs, and the timing of rate relief.

        GSWC also relies on external sources, including equity investments and short-term borrowings from AWR, long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey contracts to fund the majority of its construction expenditures. GSWC has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of September 30, 2007, $50 million remained for issuance under this Registration Statement.

        In February 2005, Moody's Investor Services ("Moody's") changed the rating outlook for $175 million of senior unsecured debt at GSWC from A2 negative to A2 stable. Moody's debt ratings range from Aaa (best quality) to C (lowest quality). S&P changed its debt rating for GSWC from A- positive to A stable in August 2007. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

  CCWC

        CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal operating sources or short-term borrowings from AWR. CCWC also relies on external sources, including long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey contracts, to fund the majority of its construction expenditures.

  ASUS

        ASUS funds its operating expenses primarily through contracted services fees from the U.S. government and investments by or loans from AWR. ASUS, in turn, provides funding to its subsidiaries.

Contractual Obligations and Other Commitments

        Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements and are incurred during the normal course of business. Other items, such as certain purchase commitments and operating leases are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed. During the first quarter of 2007, GSWC entered into a new operating lease for a facility located in San Dimas, California that will house certain departments. The term of the lease is for seven years. The minimum base rent will total approximately $2.0 million over the seven years.

        In addition, during the second quarter of 2007, GSWC finalized a settlement with the South Coast Air Quality Management District that approved a Supplemental Environmental Program ("SEP") which obligates GSWC to install and operate granular activated carbon filters at one of GSWC's groundwater treatment facilities in Region II. It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009. Upon timely performance of all its obligations under the SEP, GSWC will be deemed released from any and all claims or penalties arising from the Notice of Violation. Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed. Management also believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC.

        In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual principal and interest payments are generally made from cash flow from operations.

        There have been no other material changes to AWR's contractual obligations and other commitments since December 31, 2006. See "Managements' Discussion and Analysis of Financial Condition and Results of Operation—Contractual Obligations, Commitments and Off Balance Sheet Arrangements" section of the Registrant's Form 10-K for the year-ended December 31, 2006 for a detailed discussion of contractual obligations and other commitments.

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

        GSWC is required to file a general rate case ("GRC") application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC's typically include an increase in year one and rate changes for the second and third years. Rates are based on a forecast of expenses and capital costs. According to the new rate case plan just adopted in May 2007, GSWC rate cases, starting with the filing in July 2008, will have an 18 month processing schedule. In California, rates may be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, and advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two to four month regulatory lag.

        Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do, however, regulate certain transactions between GSWC and its affiliates. The amounts charged by the subsidiaries of ASUS for water and wastewater services at military bases are based upon the terms of 50-year contracts with the U.S. government and supplemental fixed price construction contracts. The operations and maintenance contracts provide that prices will be redetermined at the end of two years after commencement of operations at each military base and every three years thereafter. In addition, prices may be equitably adjusted for changes in law, wage and benefit increases and other circumstances. However, ASUS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006 and the processing of requests for equitable adjustments. For the supplemental construction contracts, prices may be changed through the execution of change orders if significant unforeseen issues arise during the construction process.

  Recent Changes in Rates

        On January 12, 2006, the CPUC approved GSWC's Region III rate case. The authorized rate increase for 2006 was made effective January 19, 2006 and provided GSWC additional annual revenue approximating $5.4 million in 2006 based on a return on equity of 9.8%. The CPUC also approved the second year increases for Region III in an estimated amount of approximately $2.3 million, effective January 1, 2007. In connection with this GRC, GSWC also filed an Application for Rehearing of the Region III GRC. GSWC was granted limited rehearing of that decision and was ordered to file a report. GSWC filed that report in January 2007. According to GSWC's calculations, the adopted revenues in 2006 should have been increased by approximately $326,000, and the rates in 2007 should be approximately $285,000 higher than adopted. DRA has submitted a response to our report and now the CPUC's water division will make a final ruling.

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

        In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses at the Corporate Headquarters. The rate increases for the Headquarters' expenses, when approved, would also increase Region III rates for 2007. Due to delays on this application, the CPUC approved an interim rate increase, subject to refund, totaling $1.2 million that became effective January 1, 2007. On October 18, 2007, the CPUC approved a decision which authorizes GSWC rate increases for Region II of $6.7 million, $4.6 million and $4.3 million, respectively, for 2007, 2008, and 2009. Because of the length and complexity of the rate case proceedings, the written version of the decision that the CPUC approved on October 18, 2007 contained a number of inaccuracies. A proposed decision issued by the CPUC on October 26, 2007 that corrects the inaccuracies will be placed on the November 16, 2007 agenda for final approval by the CPUC. The 2007 amounts approved by the CPUC will be retroactive to January 1, 2007. GSWC was authorized to track the difference between the interim rates and the final rates approved by the CPUC. GSWC will implement a temporary surcharge to recover the unbilled revenue difference between the interim rates implemented on January 1, 2007 and the new final rates. This unbilled revenue will cover the period from January 1, 2007 through the implementation of the new final rates to be approved on November 16, 2007.

        The final decision will also change the revenue requirements related to the adopted rates for the supply cost memorandum accounts that will also be retroactive to January 1, 2007. Accordingly, GSWC will re-calculate, among other items, the amount recorded in Region II's supply cost memorandum account based on the new rates. For the nine months ended September 30, 2007, an amount of $2.2 million was recorded as an under-collection of supply costs which positively impacted earnings and increased regulatory assets for the period. We expect most of the under-collected amount as recorded to be reversed, partially offsetting the retroactive revenues to be recorded in the fourth quarter. The final decision will also impose an increased allocation of Corporate Headquarters' expenses to ASUS. This adjustment is also retroactive to January 1, 2007 and will be made in the fourth quarter, thus negatively impacting ASUS' pretax income ranging from $450,000 to $600,000 for the nine months ended September 30, 2007, and positively impacting GSWC's pretax income by the same amount. While this additional allocation to ASUS has no impact on the consolidated earnings based on the new rates authorized by the CPUC, the revenue requirements would have been higher for GSWC's Region II and Region III, had the allocation of Corporate Headquarters' costs to ASUS been lower.

        The application for rate increases to cover general office expenses at the Corporate Headquarters was previously filed in 2005 with the Region III rate case and was deferred for one year to be combined with the Region II case as discussed. GSWC and DRA agreed that when GSWC receives rate increases for general office expenses, that the increases could be applied immediately to Region III. Region III received an interim annual rate increase of $135,000 effective January 1, 2007 to cover general office expenses. The decision issued by the CPUC on October 18, 2007 also authorized rate increases of approximately $3.0 million for 2007 to recover the rate increases for general office expenses allocated to Region III. Similar to Region II, GSWC was authorized to keep track of the difference between the interim rates and the final rates approved by the CPUC. Again, GSWC will implement a temporary surcharge to recover the unbilled revenue difference between the interim rates implemented on January 1, 2007 and the new final rates to be approved on November 16, 2007.

        CCWC filed its general rate case with the ACC during the fourth quarter of 2007, for its water system in Fountain Hills, Arizona. In the filing, CCWC requested rate increases which are expected to generate approximately $3.1 million in additional annual revenues. The processing of this case is expected to take approximately 18 months.

        CCWC filed its last rate case with the ACC in August 2004. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and generated additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues. During this GRC, CCWC sought to have its rates determined using a fair value rate base. The ACC elected not to use fair value in setting the rates. CCWC appealed ACC's use of only original cost less depreciation rate base to determine the revenue requirement. Because CCWC's fair value rate base was higher, the use of original cost exclusively to determine the revenue requirement deprived CCWC of a substantial amount of operating income. Following the approval of this rate case, CCWC filed an appeal with the Arizona Court of Appeals. On February 13, 2007, the Arizona Court of Appeals upheld CCWC's challenge to the ACC's failure to use fair value rate base in the determination of operating income. The process the ACC utilized resulted in a lower revenue requirement and was found to be in violation of the Arizona Constitution. However, the Court also held that ACC's determination of the return on equity, while not well-explained, was made based on the evidence, was a matter within the agency's substantial discretion and was lawful. The ACC sought and received an extension of the deadline to seek review by the Arizona Supreme Court. However, the ACC did not seek review, and the matter was returned to the ACC on remand for modification of the original ACC decision consistent with the decision of the Court of Appeals. Testimony has been filed by ACC staff and the Residential Utility Consumer Office (RUCO).

  New Service Territory Application

        On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development. The City of Folsom filed a protest of GSWC's advice letter on April 27, 2006. On January 30, 2007, the CPUC rejected the advice letter without prejudice, and invited GSWC to re-file the advice letter once the City of Folsom protest was resolved, or file an application for CPUC approval of the service territory expansion. In June 2007, GSWC signed an agreement with the City of Folsom and the City agreed not to contest GSWC's providing water service to Westborough and relinquished all claims concerning GSWC's providing water service to the area. As compensation to the City of Folsom to resolve its claim, GSWC has agreed to pay the City of Folsom $550,000. Aerojet will reimburse GSWC for 50% or $275,000 of the settlement payment. As of and for the nine months ended September 30, 2007, GSWC has recorded an obligation of $550,000 to the City of Folsom, an additional receivable of $275,000 from Aerojet for the amount to be reimbursed, and a net charge to expense in the amount of $275,000 for GSWC's share of the settlement payment. During the third quarter of 2007, GSWC filed a second advice letter after resolving the issue with the City. That advice letter was subsequently protested by the Sacramento County Water Agency ("SCWA"). GSWC filed a response to the SCWA protest and is currently awaiting a decision from the CPUC's water division.

  Santa Maria Groundwater Basin Adjudication

        In 1997, the Santa Maria Valley Water Conservation District ("plaintiff") filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff's lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. A settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved, would preserve GSWC's historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. There are also a few nonsettling parties, and the case is going forward as to these parties. The stipulation, if approved, would preserve GSWC's position with the settling parties independent of the outcome of the case as it moves forward with the nonsettling parties.

        From 1997 through September 30, 2007, GSWC has incurred costs of approximately $6.6 million in defending its groundwater rights in the Santa Maria Basin, including legal and expert witness fees, which had been recorded in utility plant for rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the CPUC's Division of Ratepayer Advocates authorizing recovery of the $5.5 million requested in GSWC's application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the Division of Ratepayer Advocates. Pursuant to the decision, GSWC was ordered to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs in the Santa Maria groundwater basin adjudication. GSWC was also ordered to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge has been implemented in the third quarter for recovery of these costs. During the third quarter of 2007, approximately $79,000 was billed to customers from the new rate surcharge. All litigation costs that have been incurred after December 31, 2005, totaling approximately $1.3 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding. Management believes that these additional costs will be approved and the recovery of these costs through rates is probable.

  Bear Valley Electric Service

        On April 16, 2007, GSWC's Bear Valley Electric Service ("BVES") division filed a compliance report with the CPUC regarding its purchases of energy from renewable energy resources. The filing included an indication that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a possible penalty. GSWC has formally contested the potential penalty reflected in the compliance report. Management does not believe it is probable that GSWC will ultimately be assessed any penalty (which the form indicates could be as high as $592,000), and accordingly, no provision for loss has been recorded in the financial statements. The CPUC is considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES.

  Conservation Order Initiating Investigation

        Currently, Registrant is actively participating in the CPUC's Conservation Order Initiating Investigation ("OII"). Through the Conservation OII, the CPUC proposes to eliminate disincentives to promote conservation. Among other potential solutions being considered by the CPUC are revisions to tariff structures to create increasing rate blocks, so that greater consumption will be tempered by higher unit pricing to consumers, and sales adjustment mechanisms, to essentially de-couple volume of sales from Registrant's revenue. On October 19, 2007, GSWC and the Division of Ratepayers Advocates filed a settlement agreement regarding the conservation rate design and a water revenue adjustment mechanism (WRAM). If the settlement is approved by the CPUC, GSWC would implement an increasing block rate design as a means to encourage water conservation. GSWC would also establish a WRAM balancing account to track revenue shortfalls.

        Except for the items discussed above, there have been no other material changes to AWR's other regulatory matters since December 31, 2006. See "Managements' Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters" section of the Registrant's Form 10-K for the year-ended December 31, 2006 for a detailed discussion of other regulatory matters. Other regulatory matters included: Finance Application, State-Wide Rate Application, Memorandum Supply Cost Accounts, Low Income Balancing Accounts, Refund of Water Rights Lease Revenues, Recovery of Cost of Tree Removal and Mitigation for Bark Beetle Infestation, and Outside Services Memorandum Account.

Environmental Matters

        AWR's subsidiaries are subject to increasingly stringent environmental regulations including the 1996 amendments to the Federal Safe Drinking Water Act; enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; the long-term enhanced surface water treatment rules; groundwater treatment rules; regulation of radon and arsenic; and unregulated contaminants monitoring rules.

        In September 2006, the California Department of Public Health adopted new regulations setting a drinking water maximum contaminant level (MCL) for perchlorate. The perchlorate MCL is 0.006 mg/L (6 ppb). The new perchlorate regulations became effective on October 18, 2007. Registrant is providing treatment to meet the new standard on some wells that contain perchlorate above the MCL currently supplying customers, and has removed some wells from service pending completion of the proposed treatment remedy.

  Air Quality Management District:

        In 1998, the South Coast Air Quality Management District ("AQMD") issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC's groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility and issued a Notice of Violation ("NOV") for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. Since receiving the NOV, changes in GSWC's procedures have avoided additional violations at the facility. The AQMD could have assessed penalties associated with an NOV that can range from $10,000 up to $75,000 per day of violation. GSWC estimates that it was in violation approximately 180 days in 2004. GSWC met with AQMD on numerous occasions to resolve the NOV and to ensure future compliance. As part of this process, GSWC also submitted an application to amend the permit, because an amendment may have been necessary for continued operation of the subject air stripping equipment.

        GSWC finalized a settlement of the NOV with the AQMD in June 2007. As part of the settlement, GSWC agreed to withdraw its application for an amended air discharge permit and perform a Supplemental Environmental Program ("SEP"). A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions. The SEP prepared by GSWC involves installation and operation of granular activated carbon filters at the facility. Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. The AQMD accepted the SEP and assessed a nominal penalty of $25,000. During the nine months ended September 30, 2007, GSWC paid the penalty of $25,000 and agreed to perform its obligations under the SEP. It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009. Upon timely performance of all its obligations under the SEP, GSWC will be deemed released from any and all claims or penalties arising from the NOV. Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed. Management also believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC. GSWC began execution of the SEP and has spent approximately $34,000 during the nine months ended September 30, 2007.

  Environmental Clean-Up:

        GSWC has been involved in the environmental remediation and clean-up at one of its plant sites that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. As required at the time, a tank removal report was submitted to the Los Angeles Department of Public Works

("DPW"). At the request of DPW, soil samples were collected beneath the tank and the results indicated gasoline impacted soil in the northern portion of the former tank pit. Quarterly monitoring began in July 1994. Between July 1994 and November 1995, additional monitoring wells were installed and pilot remediation tests were conducted. A site assessment report was completed in April 1996.

        In January 1998 a plan for the underground storage tank site remediation and closure was prepared. The remediation system plan was installed and fully operational by October 1998 with an estimated two years thereafter to get site closure. This plan was approved by the Los Angeles Regional Water Quality Control Board of the California Environmental Protection Agency ("LARWQCB"). In November 2002, the LARWQCB commented on the methodology selected for cleanup of dissolved contaminants in the groundwater. Data from operation of the technology implemented at the subject site for the past several years did not indicate that the technology worked well. Other remedial alternatives needed to be considered and evaluated to mitigate dissolved contaminants in the groundwater at the site. GSWC made attempts to engage the LARWQCB in discussions to determine alternative treatment technologies during the period 2002-2006 and the quarterly reports continued to be accepted by the LARWQCB. With the technology implemented no longer performing as expected, in 2006 an evaluation of the current remedial system was conducted to look for potential alternatives. This engineering evaluation was completed in April 2006 and was made based on currently available information from quarterly reports. In October 2007, an interim remedial action plan was approved by the LARWQCB and all appropriate permits have been acquired to begin remediation.

        Based on recent estimates, the total project may take 2-4 more years and cost approximately $1.1 million. Remediation should be completed in two more years, followed by at least one year of monitoring and reporting. The estimate also includes quarterly monitoring and reporting costs. As of September 30, 2007, total spent to clean-up and remediate GSWC's plant facility is approximately $2.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund (the "Fund"). GSWC applied for reimbursement of cleanup costs from the Fund. The Fund reimburses property or tank owners up to $1.5 million for costs associated with the assessment and remediation of leaking petroleum underground storage tanks on their properties. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery. As of September 30, 2007, GSWC has an accrued liability for the estimated additional cost of $1.1 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate-base by the CPUC, and, therefore, GSWC has recorded the $1.1 million additional estimated cost as a regulatory asset as of September 30, 2007.

        Additional information on these requirements and other significant environmental matters is described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in Registrant's 2006 Annual Report on Form 10-K for the year ended December 31, 2006. There have been no other material changes in any of the environmental matters discussed in the Form 10-K since December 31, 2006.

Water Supply

        Water supply and revenues are significantly affected, both in the short-run and long-run, by changes in weather conditions. Both California and Arizona have been experiencing lower-than-normal precipitation. Severe drought conditions continue to grip California and Arizona. The 2006-2007 water year from October 2006 to September 2007 for California was the 5th driest year since 1895. It has been the driest one year ever recorded in Southern California since records began in 1877 and the driest year ever for Los Angeles since records started in 1944. For Phoenix, Arizona this water year was also the 3rddriest year since records started in 1948. The National Weather Services' drought monitor on

October 9, 2007 reports most of Southern California and southwestern Arizona as an "exceptional drought" area which is the most severe drought designation.

        Somewhat mitigating the drought conditions are reservoir levels. California reservoirs at the end of September 2007 were at 71% of normal due to above average precipitation in the 2005 and 2006 water years. The Colorado River storage (Lake Powell and Lake Mead) is at 64% of average. Inflow into Lake Powell has been 68% of the normal level this water year. For the two reservoirs nearest CCWC, the Salt River and the Verde River, their levels are 103% and 65% of normal, respectively.

        The National Weather Services' Climate Prediction Center forecasts that over the next three months, drought conditions will improve for northern California and there will be some improvement for central California. The CPC predicts that drought conditions for southern California and southwest Arizona will persist.

        Registrant serves its customers' demands for water in naturally arid parts of the country. Recognizing this, Registrant encourages conservation of water and energy resources. Registrant also manages its portfolio of water resources with the goal of reliably and affordably meeting its customers' demand for high quality water service.

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

        GSWC and CCWC own facilities and water rights that allow them to produce locally available groundwater to serve nearly half of their customers' demand in an average year. Population growth in the regions served and increases in the amount of groundwater used have resulted in both cooperative and judicially-enforced regimes for managing groundwater basins for long-term sustainability. Registrant actively participates in efforts to protect groundwater basins from over-use and from contamination and to protect its water rights. In some periods, such efforts require reductions in groundwater pumping and increased reliance on alternative water resources. However, because sustainable groundwater only meets a portion of customer demand, Registrant also manages a portfolio of water supply arrangements including purchasing water from water supply wholesalers to insure the reliability, quality and affordability of water.

  State Water Project

        To augment local groundwater, Registrant relies on supplemental supplies imported from distant watersheds either naturally through river systems or artificially through integrated systems of reservoirs and conveyance facilities. GSWC contracts, either directly or through intermediate wholesalers, for imported supplemental water supplies with a variety of governmental agencies which manage water projects, including the California Department of Water Resources (State Water Project). GSWC contracts for supplemental water supplies from the State Water Project ("SWP") through several member agencies of the Metropolitan Water District of Southern California ("MWD") which act as sub-wholesalers. To receive such supplies, Registrant maintains physical connections to the MWD imported water distribution system throughout the six-county area encompassing most of metropolitan southern California.

        In addition to the more generalized challenges facing all Western water projects, the SWP faces particular challenges to the operation of its pumping plant located at the southern end of the San Joaquin/Sacramento River Delta which naturally drains to the Pacific Ocean through San Francisco Bay. Because of its diversion of water for export to central, coastal and southern California through the pumping plant, the SWP is subject to a variety of operating limitations and permitting processes designed, collectively, to balance the need for water exports with the need to restore and protect the Bay/Delta environment. In the first quarter of 2007, the SWP received a court order to comply with certain endangered species permitting requirements, including protection of delta smelt, or cease pumping operations. The SWP complied with the temporary court order which resulted in suspension of most SWP Delta diversions for a nine-day period in the second quarter. On August 31, 2007, a judge issued a decision orally in the case Natural Resources Defense Council v. Kepmthorne, Case No. 05-CV-1207 (U.S. Dist. Ct., E.D.) finding, among other things, that the Biological Opinion (BiOp) issued by the U.S. Fish and Wildlife Service was legally insufficient and failed to consider recent declines in delta smelt abundance. A new BiOp, responsive to recent scientific findings and to the judge's order, is expected to be completed by September 2008. The judge also issued interim restrictions to be imposed on pumping until the new BiOp is completed. The interim remedy includes significant reductions in deliveries to contractual customers of the SWP, including MWD, of up to 37% of baseline deliveries. Actual curtailments will depend on weather conditions, fish and flow patterns in the Delta.

        Adequate levels of stored water south of the Delta as well as locally available groundwater have prevented immediate curtailments of water for distribution to GSWC customers. However, GSWC, along with MWD and other water purveyors across the State are aggressively pursuing voluntary conservation measures among their customers to address the water supply challenge. Partially in response to Delta diversion restrictions which are expected in 2008, MWD has announced expected rate hikes for 2008 in excess of those previously announced. Increases in prices from wholesalers such as MWD flow through the water supply balancing account for GSWC. Registrant is monitoring developments and working with MWD and its member agencies to safeguard the supply and evaluate potential emergency responses to prolonged reduction in SWP deliveries.

  Conservation

        In light of supply variability and the general scarcity and value of water supplies available in the Western U.S., Registrant promotes active conservation by all customer classes. However, customer conservation can result in lower water sales than would otherwise occur, and lower volumes of water sold can have a negative impact on Registrant's earnings. In order to remedy the financial disincentive associated with water conservation, Registrant has worked collaboratively with the CPUC and the ACC to address rate structure issues. Currently, Registrant is actively participating in the CPUC's Conservation Order Initiating Investigation ("OII"). Through the Conservation OII, the CPUC proposes to eliminate disincentives to promote conservation. Among other potential solutions being considered by the CPUC are revisions to tariff structures to create increasing rate blocks, so that greater consumption will be tempered by higher unit pricing to consumers, and sales adjustment mechanisms, to essentially de-couple volume of sales from Registrant's revenue. On October 19, 2007, GSWC and the Division of Ratepayers Advocates filed a settlement agreement regarding the conservation rate design and a water revenue adjustment mechanism ("WRAM"). If the settlement is approved by the CPUC, GSWC would implement an increasing block rate design as a means to encourage water conservation. GSWC would also establish a WRAM balancing account to track revenue shortfalls.

        Additional information on water supply issues are described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. There have been no material changes regarding Registrant's market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2006. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant's Annual Report on Form 10-K.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the "Exchange Act"), Registrant has carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission (SEC) under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including Registrant's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Controls over Financial Reporting

        There has been no change in internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected or is reasonably likely to materially affect Registrant's internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Water Quality-Related Litigation:

        In 1997, GSWC was named as a defendant in nineteen lawsuits that alleged that GSWC and other water utilities delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, as well as attorney's fees on certain causes of action, costs of suit, and other unspecified relief. On August 4, 2004, GSWC was dismissed from all nineteen Los Angeles County cases. The court found GSWC did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the plaintiffs to prove otherwise. On September 21, 2004, GSWC received notice that all of the plaintiffs filed an appeal to the trial court's order dismissing GSWC. On August 24, 2007, the Court of Appeal unanimously upheld the trial court's dismissal of the lawsuits against regulated water utilities, including GSWC. On September 24, 2007, an agreement was reached with all parties that, among other things, all plaintiffs will not file any petition with the California Supreme Court seeking review of the cases, and they will not seek through application or otherwise to have the opinion in the cases overturned, nor will they join any such petition sought by a third party.

Santa Maria Groundwater Basin Adjudication:

        In 1997, the Santa Maria Valley Water Conservation District ("plaintiff") filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff's lawsuit seeks an adjudication of the Santa Maria Groundwater Basin. A settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved by the CPUC, would preserve GSWC's historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. There are also a few nonsettling parties, and the case is going forward as to these parties. The stipulation, if approved, would preserve GSWC's position with the settling parties independent of the outcome of the case as it moves forward with the nonsettling parties.

        From 1997 through September 30, 2007, GSWC has incurred costs of approximately $6.6 million in defending its groundwater rights in the Santa Maria Basin, including legal and expert witness fees, which have been recorded in utility plant for rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the CPUC's Division of Ratepayer Advocates authorizing recovery of the $5.5 million requested in GSWC's application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement. Management believes that all of the legal costs will be approved and the recovery of additional future costs through rates is probable.

        There have been no other material developments in any of the legal proceedings described in our 2006 Annual Report on Form 10-K.

        Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant's Form 10-K for the year ended December 31, 2006 and Form 10Q's in 2007, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers' compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

  GSWC

  Our liquidity and earnings may be adversely affected by our conservation efforts

        With 2006/2007 water year being the driest year ever recorded in southern California since records began in 1877, coupled with uncertainties raised by pumping restrictions on water supplies from the Sacramento-San Joaquin Delta, we promote active conservation by all customer classes. However, customer conservation can result in lower water sales than would otherwise occur, and lower volumes of water sold can have a negative impact on our earnings and liquidity.

  ASUS

        We commenced the operation and maintenance of our water and wastewater systems for the U.S. government at a first military base in October 2004. We began the operation and maintenance of additional water and wastewater systems at military bases in Virginia and Maryland in 2006 and expect to commence operations of water and wastewater systems at military bases in North Carolina and South Carolina in the first quarter of 2008. All of these contracts are fixed price contracts. We also commenced the construction of infrastructure improvements at these bases in 2006 pursuant to fixed price contracts. Revenues generated by our contract operations are primarily dependent on these new business activities. As a result, we are subject to risks that are different than those we previously faced as a regulated utility.

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

        In addition, we must maintain the proper management of water and wastewater facilities and find state-certified and other qualified employees to support the operation of these facilities. Failure to do so could put us at risk of, among other things, operational errors at the military bases and for improper billing and collection procedures, which may lead to assessment of penalties for operational failures and loss of revenues, as well as loss of contracts.

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

        We establish prices for these types of fixed-price contracts based, in part, on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our contract business operations and results of operations for contracted services.

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

        We primarily rely on a single subcontractor for the operation and maintenance of wastewater systems at military bases pursuant to our existing contracts with the U.S. government. The failure of this subcontractor to perform services for us in accordance with the terms of our contracts with the U.S. government could result in the termination of contracts to provide wastewater services at these bases, a loss of revenues and increases in costs to correct, or otherwise as a result of, the subcontractor's performance failures.

        We also rely on third-party manufacturers as well as third-party subcontractors to complete our construction projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. In addition, if a subcontractor or manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the third quarter of 2007. The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2007:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
July 1 - 31, 2007	14		$35.71	—	NA	(3)
August 1 - 31, 2007	52		$39.62	—	NA	(3)
September 1 - 30, 2007	1,038		$40.92	—	NA	(3)

Total	1,104	(2)	$40.79	—	NA	(3)

(1)
None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2)
Of this amount, 1,000 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) Plan. The remainder of the Common Shares were acquired on the open market for participants in the Company's Common Share Purchase and Dividend Reinvestment Plan.

(3)
None of these plans contain a maximum number of Common Shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        No items were submitted during the third quarter of the 2007 fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information

  (a)
  On October 30, 2007, the Board of Directors of AWR declared a regular quarterly dividend of $0.250 per Common Share. The dividend will be paid December 1, 2007 to shareholders of record as of the close of business on November 9, 2007.

  (b)
  There have been no material changes during the third quarter of 2007 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a)
The following documents are filed as Exhibits to this report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR(1)
31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR(1)
31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC(1)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

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

Dated: November 9, 2007