Form 10-K
period 2007-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2008-03-14
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	IRS Employer Identification No.
001-14431	American States Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1212 (909) 394-3600	95-4676679

001-12008	Golden State Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1212 (909) 394-3600	95-1243678

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
American States Water Company Common Shares	New York Stock Exchange

Rights to Purchase Junior Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American States Water Company	Yes ☐ No ☒
Golden State Water Company	Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American States Water Company	Yes ☐ No ☒
Golden State Water Company	Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

American States Water Company

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Golden State Water Company

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes ☐ No ☒
Golden State Water Company	Yes ☐ No ☒

The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $608,601,000 and $588,156,000 on June 29, 2007 and March 12, 2008, respectively. The closing price per Common Share on March 12, 2008, as quoted in the The Wall Street Journal website, was $34.11.  As of March 12, 2008, the number of Common Shares of American States Water Company, outstanding was 17,242,917. As of that same date, American States Water Company owned all 122 outstanding Common Shares of Golden State Water Company. The aggregate market value of the total voting stock held by non-affiliates of Golden State Water Company was zero on June 29, 2007 and March 12, 2008.

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

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Nominating and Governance Committee, its Compensation Committee, and its Audit and Finance Committee through its website or by calling (800) 999-4033. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2007.

AWR submitted a CEO Certification to the New York Stock Exchange in June 2007 certifying that the Registrant was in compliance with the corporate governance rules of the New York Stock Exchange.

General

AWR is the parent company of GSWC, Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) and its subsidiaries (Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)). AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries.

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water. GSWC also distributes electricity in one customer service area. GSWC is regulated by the California Public Utilities Commission (“CPUC”) and was incorporated as a California corporation on December 31, 1929. GSWC is organized into one electric customer service area and three water service regions operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric Service (“BVES”) division.

GSWC served 254,546 water customers and 23,273 electric customers at December 31, 2007, or a total of 277,819 customers, compared with 277,218 total customers at December 31, 2006. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues for the years ended December 31, 2007 and 2006.

CCWC is an Arizona public utility company serving 13,488 customers as of December 31, 2007, compared with 13,343 customers at December 31, 2006. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS contracts, either directly or through wholly-owned subsidiaries, with the U.S. government and others to provide water and wastewater services, including the operation and maintenance of water and wastewater systems and water marketing. ASUS commenced operation and maintenance of water and wastewater systems through a wholly-owned subsidiary at its first military base in Texas in October 2004. Since that date, ASUS commenced operation and maintenance of water and wastewater systems at military bases through wholly-owned subsidiaries in Maryland and Virginia in the first and second quarters of 2006 and in South Carolina in the first quarter of 2008.  ASUS is expected to commence operations at another base located in North Carolina during the first quarter of 2008. All of these contracts may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. In either event, the ASUS subsidiary is entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts. Registrant may refer to FBWS, ODUS, TUS, PSUS and ONUS collectively as the “Military Utility Privatization Subsidiaries” herein.

In September and early October of 2007, ASUS was awarded contracts to operate and maintain the water and wastewater systems at Fort Jackson, South Carolina and at Fort Bragg, North Carolina pursuant to 50-year contracts. These agreements are also subject to periodic price redetermination adjustments and modifications for changes in circumstances. ASUS through PSUS commenced operations at Fort Jackson on January 2, 2008 under a 50-year agreement.  ASUS through ONUS commenced operations at Fort Bragg under a 50-year agreement on March 1, 2008 following the expiration of its transition period.

ASUS and GSWC have been pursuing an opportunity to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”). Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. In August 2004, Natomas and ASUS entered into a contract under which ASUS acts as the exclusive agent for marketing water that has become temporarily surplus to the internal needs of Natomas, and that arises under water rights permits and contracts owned or controlled by Natomas, to third parties outside the Natomas service area. On January 31, 2006, ASUS and Natomas entered into a water purchase and sale agreement under which ASUS will acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas. Pursuant to the terms of this agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year for consumptive use, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on achievement of specific milestones and events over a 10-year period after first determining whether a need for the water exists in Sutter County. ASUS may use the water rights acquired from Natomas to serve existing customers, to re-sell to other beneficial users, or to pursue and serve expanded service territories.

Pursuant to the marketing services agreement described above, ASUS will attempt to arrange for the sale and transfer of temporarily surplus water for beneficial use beyond the Natomas service area.  Natomas will pay to ASUS a commission of 16% of the lease or sale price for any such water successfully marketed by ASUS. At the same time that the water purchase agreement was completed, Natomas and ASUS also entered into a settlement agreement that released Natomas from previously established reimbursement obligations under prior agreements.  In accordance with the marketing agreement, Natomas shareholders voted in December 2007 to approve the sale of 8,000 to 10,000 acre-feet per year of Natomas’ Central Valley Project water to the City of Folsom, subject to certain regulatory and environmental approvals.  The base price to be paid by Folsom is $4,000 per acre-foot.

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

Certain financial information for each of AWR’s business segments: water distribution, electric distribution, and contracted services is set forth in Note 15 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. AWR’s water and electric distribution segments are not dependent upon a single or only a few customers. The U.S. government is the largest customer for ASUS’ contracted services.

The revenue from most of AWR’s business segments is seasonal. The impact of seasonality on AWR’s businesses is discussed in more detail in Item 1A — “Risk Factors”.

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

Employee Relations

GSWC had 529 employees as of December 31, 2007 as compared to 516 at December 31, 2006.  Seventeen positions in GSWC’s Bear Valley Electric customer service area are covered by a collective bargaining agreement, which expires at the end of 2009, with the International Brotherhood of Electrical Workers.  Seventy positions in GSWC’s Region II ratemaking district are covered by a collective bargaining agreement with the Utility Workers Union of America (“UWUA”), which expired in 2007. GSWC is continuing negotiations with the UWUA and in the meantime is working under the terms of the old contract.  GSWC has no other unionized employees.

AWR and its other subsidiaries had 43 employees as of December 31, 2007.  Five of the employees of a subsidiary of ASUS are covered by a collective bargaining agreement which will expire in 2008.

Forward-Looking Information

Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning ability to raise capital, capital expenditures, earnings, litigation, rates, water sales, water quality and other regulatory matters, adequacy of water supplies, the ability of GSWC and CCWC to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; recovery of regulatory assets not yet included in rates; future economic conditions, including changes in customer demand and changes in water and energy supply costs; future climatic conditions; delays in customer payments or price redeterminations on contracts executed by ASUS and its subsidiaries; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

Item 1A — Risk Factors

You should carefully read the risks described below and other information in this Form 10-K in order to understand certain of the risks of our business.

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

Our revenues depend substantially on the rates and fees we charge our customers and the ability to recover our costs on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electric power, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs.  Any delays by either the CPUC or the ACC in granting rate relief to cover increased operating and capital costs or delays in obtaining approval of ASUS’ requests for equitable adjustments or price redetermination from the U.S. government may adversely affect our financial performance.  We may file for interim rates in California in situations where there may be delays in granting final rate relief.  If the CPUC approves lower rates, the CPUC will require us to refund the difference between the interim rates and the rates approved by the CPUC to customers.

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves as deemed necessary.  In the event that our assessment of the probability of recovery through the ratemaking process is incorrect, we will adjust the associated regulatory asset or liability to reflect the change in our assessment or any regulatory disallowances.  As of December 31, 2007, we had net regulatory assets of approximately $87.0 million, representing future revenues we expect to recover from customers through the ratemaking process.  A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our costs could have a material adverse effect on our financial results.

We are also in some cases required to estimate future expenses and in others, we are required to incur the expense before recovering costs.  As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, timing of our investments or expenses or other factors.  If expenses increase significantly over a short period of time, we may experience delays in recovery of these expenses, the inability to recover carrying costs for these expenses and increased risks of regulatory disallowances or write-offs.

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows.  Changes in policies of the U.S. government may also adversely affect our military base contract operations.  In certain circumstances, the U.S. government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of state regulatory agencies or may seek bids on work that we believe is covered by the contract awarded to us, thereby reducing the returns that we anticipated at the time of execution of the contract.  The U.S. government may also delay approval of requests for equitable adjustment or redetermination of prices which will adversely affect our anticipated rates of return.

Our earnings are greatly affected by weather during different seasons

The demand for water and electricity varies by season. Therefore, the results of operations for one period may not indicate results to be expected in another period.  For instance, most water consumption occurs during the third quarter of each year when weather tends to be hot and dry.  During this period, revenues and profitability are usually higher than in other quarters. Drought or unusually wet conditions may also adversely impact our revenues and profitability.  During a drought, we may experience both lower revenues due to consumer conservation efforts and higher water and operating costs due to supply shortages.  During unusually wet weather, our customers generally use less water.  The 2006/2007 water year was the driest ever recorded in southern California since records began in 1877.  It was the third driest year in Phoenix, Arizona since records began in 1948.

The demand for electricity in our electric customer service area is greatly affected by winter snows.  An increase in winter snows reduces the use of snowmaking machines at ski resorts in the Big Bear area and, as a result reduces our electric revenues.  Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions, which also reduces our electric revenues.

Our liquidity and earnings may be adversely affected by changes in water supply costs

Water supplies are obtained from a variety of sources.  For example, water is pumped from aquifers within our service areas to meet a portion of the demands of our customers.  When water produced from wells is insufficient to meet customer demand or when such production is interrupted, we have purchased water from other suppliers.  As a result, our cost of providing, distributing and treating water for our customers’ use can vary significantly.  Furthermore, imported water wholesalers, such as the Metropolitan Water District of Southern California (“MWD”) and the Central Arizona Project (“CAP”), may not always have an adequate supply of water to sell to us.

We have established water supply cost balancing accounts for expenses of purchased water, purchased power and groundwater related pump taxes for our water service areas in California.  Even under the water supply cost balancing account procedures, changes in water supply costs, such as those that occur due to changes in supply mix (purchased water volume vs. pumped water, for instance) compared to the authorized amount may directly affect our earnings.

Our liquidity and earnings could be adversely affected by increases in maintenance costs due to our aging infrastructure in California

Some of our systems in California are older than 50 years.  We are experiencing a high number of leaks, water quality and mechanical problems in some of these systems.   In addition, well and pump maintenance expenses continue to increase due to rising labor and material costs and more stringent water discharge requirements.  These costs can and do increase unexpectedly and in substantial amounts. During 2007, our maintenance expense increased by 27.6% at GSWC.

We include increases in maintenance costs in each general rate case for possible recovery.  However, we estimate the amount of expenses expected to be incurred during future years.  We may not recover overages from those estimates in rates, which may adversely affect our financial condition, results of operations, cash flow and liquidity.

Our liquidity and earnings may be adversely affected by our conservation efforts

Conservation by all customer classes is a top priority.  However, customer conservation can result in lower volumes of water sold.  We are also experiencing a decline in per residential customer water usage due to the use of more efficient household fixtures and appliances by residential consumers and a decline in household sizes.

Our regulated businesses are heavily dependent upon revenue generated from rates charged to our residential customers for the volume of water they use. The rates we charge for water are regulated by the CPUC and ACC and may not be unilaterally adjusted to reflect changes in demand. Declining usage also negatively impacts our long-term operating revenues if we are unable to secure rate increases or if growth in the residential customer base does not occur to the extent necessary to offset the per customer residential usage decline.

Our operating costs have increased and are expected to continue to increase as a result of groundwater contamination

Our operations are impacted by groundwater contamination in certain service territories.  We have taken a number of steps to address contamination, including the removal of wells from service, decreasing the amount of groundwater pumped from wells in order to slow the movement of plumes of contaminated water, constructing water treatment facilities and securing alternative sources of supply from other areas not affected by the contamination.

In some cases, potentially responsible parties have reimbursed us for our costs.  In other cases, we have taken legal action against parties believed to be potentially responsible for the contamination.  To date, the CPUC has permitted us to establish memorandum accounts in California for potential recovery of these types of costs.  As a result, our memorandum and water supply balancing accounts are high by historical standards.  We can give no assurance regarding the outcome of litigation arising out of contamination or our ability to recover these costs in the future.

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

Our costs involved in maintaining water quality and complying with environmental regulation have increased, and are expected to continue to increase

Our capital and operating costs have increased substantially as a result of increases in environmental regulation arising from improved detection technology and increases in the cost of disposing of residuals from our water treatment plants, upgrading and building new water treatment plants, monitoring compliance activities and removing our wells from service when necessary to address contamination issues.

Our regulated utilities may be able to recover these costs through the ratemaking process.  We may also be able to recover these costs under contractual arrangements.  In certain circumstances, costs may be recoverable from parties responsible or potentially responsible for contamination, either voluntarily or through specific court action.  We may incur significant costs in connection with recovery efforts and moreover, recovery of these types of costs depends upon a variety of factors, including approval of rate increases, the willingness of potentially responsible parties to settle litigation and otherwise address the contamination and the extent and magnitude of the contamination.  We can give no assurance regarding the adequacy of any such recovery to offset such costs.

The Military Utility Privatization Subsidiaries are also subject to increasingly stringent environmental regulations. The contracts provide various mechanisms for recovery of the costs, including increasing revenues through change in conditions provisions and equitable adjustment procedures.  Our contracts with the U.S. government are, however, subject to the Anti-Deficiency Act. As a result, our recovery of these costs may depend upon Congressional action to appropriate funds.

The adequacy of our water supplies depends upon a variety of uncontrolled factors

The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•                  Rainfall, runoff, flood control and availability of reservoir storage

•                  Availability of Colorado River water and imported water from northern California

•                  The amount of useable water stored in reservoirs and groundwater basins

•                  The amount of water used by our customers and others

•                  Water quality

•                  Legal limitations on production, diversion, storage, conveyance and use

Population growth and increases in the amount of water used have caused increased stress on surface supplies and groundwater basins. The importation of water from the Colorado River, one of GSWC’s important sources of supply has decreased due to implementation of the California 4.4 Plan which limits the amount of water that the MWD is entitled to take from the Colorado River.   In addition, new court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta are expected to decrease the amount of water MWD is able to import from northern California.  We are cooperating with MWD to secure additional supplies from conservation, desalination and water exchanges with agricultural water users, but it is not known to what extent these efforts will be successful and sustainable.

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

Water shortages may affect us in a variety of ways:

•                  They may adversely affect our supply mix, for instance, causing more reliance upon more expensive water sources

•                  They may adversely affect our operating costs, for instance, by increasing the cost of producing water from more highly contaminated aquifers

•                  They may result in an increase in our capital expenditures, for example by requiring the construction of pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers, reservoirs and other facilities to conserve or reclaim water

•                  They may adversely affect the volume of water sold as a result of mandatory or voluntary conservation efforts by customers

We may be able to recover increased operating and capital costs for our regulated systems through the ratemaking process. We may also recover costs from certain third parties that may be responsible, or potentially responsible, for groundwater contamination.

Our liquidity, and in certain circumstances, earnings, may be adversely affected by increases in electricity and natural gas prices in California

We purchase most of our electric energy sold to customers in our electric customer service area from others under contracts that expire at the end of 2008 at an average price of $74.65 per megawatt per hour (“MWh”).  In addition to the purchased power contracts, we purchase additional energy from the spot market to meet peak demand.  We may sell surplus power to the spot market during times of reduced energy demand.  We also operate a natural gas-fueled 8.4 megawatt (“MW”) generator in its electric service area.

During the energy crisis in late 2000 and 2001, we incurred approximately $23.1 million of additional energy purchase costs that were not covered in rates. The CPUC authorized a surcharge of 2.2¢ per kilowatt hour from our customers through August 2011 to recover this under-collected balance.  We have recovered approximately $17.1 million of the $23.1 million incurred during the energy crisis through this surcharge as of December 31, 2007.  In addition, the CPUC authorized recovery of energy purchase costs from customers, up to an annual weighted average cost of $77 per MWh each year through August 2011.  We are required to write-off costs in excess of this cap. As a result, we are at risk for increases in spot market prices of electricity purchased and for decreases in spot market prices for electricity sold.  Since the energy crisis in late 2001, we have added approximately $12.3 million of power costs in excess of the amounts authorized in rates to our electric balancing account, resulting primarily from increases in costs associated with the transportation of energy.  At December 31, 2007, approximately $18.3 million remains as an under-collection in the electric supply cost balancing account resulting from these activities.

Unexpected generator downtime, or a failure to perform by any of the counterparties to the electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electric prices.

Changes in electricity prices also affect the unrealized gains and losses on our block forward purchased power contracts that qualify as derivative instruments as we adjust the asset or liability on these contracts to reflect the fair market value of the contracts at the end of each month.  As a result of decreases in energy prices as of December 31, 2007, we recorded a cumulative unrealized loss of $1.6 million related to these contracts. We will recognize this cumulative unrealized loss as additions to earnings in 2008 by December 31, 2008 when the contract ends.

Our business requires significant capital expenditures

The utility business is capital intensive.  On an annual basis, we spend significant sums of money for additions to or replacement of our property, plant and equipment.  During the years ended December 31, 2007, 2006 and 2005, we spent $49.9 million, $66.6 million and $71.2 million, respectively, for these purposes.  We estimate capital expenditures for our regulated utilities for calendar year 2008 to be approximately $55.0 million to $60.0 million.

ASUS expects to incur capital expenditures of approximately $22.0 million in 2008.  To the extent that the U.S. government does not reimburse us for these expenditures as the work is performed, the U.S. government will repay us over time with interest.

We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which are repaid over a period of time at no interest).  We also periodically borrow money or issue equity for these purposes.  In addition, we have a syndicated bank credit facility that is partially used for these purposes.  We cannot provide assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return.

The assets of our regulated businesses are subject to condemnation

Municipalities and other government subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings.  It is generally our practice to contest these proceedings which may be costly and may divert the attention of management from the operation of its business.  If a municipality or other government subdivision succeeds in acquiring our assets, there is a risk we will not receive adequate compensation for the assets acquired or be able to recover all charges associated with divesting these assets.

Our operations are geographically concentrated in California

Although we own water and wastewater facilities in a number of states, our operations are concentrated in California, particularly southern California.  As a result, our financial results are largely subject to weather, political, water supply, labor, utility cost, regulatory and other economic risks affecting California.

We operate in areas subject to natural disasters or that may be the target of terrorist activities

We operate in areas that are prone to earthquakes, fires, mudslides and other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in Southern California, where our operations are concentrated, or other natural disasters in California could adversely impact our ability to deliver water and adversely affect our costs of operations.  The CPUC has historically allowed utilities to establish a catastrophic event memorandum account as another possible mechanism to recover these costs.

Terrorists could seek to disrupt service to our customers by targeting our assets. We also may be prevented from providing water and wastewater services in the military bases in times of military crisis affecting these bases.  We have invested in additional security for facilities throughout our regulated service areas to mitigate the risks of terrorist activities.

Our failure to comply with restrictive covenants under our long-term debt agreements and credit facility could trigger prepayment obligations

Our failure to comply with the restrictive covenants under our long-term debt agreements and credit facility could result in an event of default, which, if not cured or waived, could result in us being required to repay or refinance (on less favorable terms) these borrowings before their due dates.  If we are forced to repay or refinance (on less favorable terms) these borrowings, our results of operations and financial condition could be adversely affected by increased costs and rates.

We are a holding company that depends on cash flow from GSWC to meet our financial obligations and to pay dividends on our common shares

As a holding company, our subsidiaries conduct substantially all operations and our only significant assets are investments in our subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet our debt service obligations and to pay dividends on our common shares.  More than 90% of our earnings is derived from the operations of GSWC.  Moreover, none of our other subsidiaries has paid any dividends to us during the past three years.  As a result, we are largely dependent on cash flow from GSWC to meet our financial obligations and to pay dividends on our common shares.

Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on our debt.  Our subsidiaries only pay dividends if and when declared by the subsidiary Board.  Moreover, GSWC is obligated to give first priority to its own capital requirements and to maintain a capital structure consistent with that determined to be reasonable by the CPUC in its most recent decision on capital structure, in order that ratepayers not be adversely affected by the holding company structure.  Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of GSWC is generally subject to the prior claims of creditors of that subsidiary.  If we are unable to obtain funds from GSWC in a timely manner, we may be unable to meet our financial obligations, make additional investments or pay dividends.

Additional Risks Associated with our Contracted Services

                We derive revenues from contract operations primarily from the operation and maintenance of water and wastewater systems at military bases and the construction of water and wastewater improvements to the infrastructure on these bases.  As a result, these operations are subject to risks that are different than those of our regulated utility operations.

                Our operations and maintenance contracts on military bases create certain risks that are different from that of our regulated utility operations

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

Our contract pricing was based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials. We may be unable to recover all costs if any of these assumptions are inaccurate or if all costs that we may incur in connection with performing the work were not considered.  Our operations and maintenance contracts are also subject to periodic price adjustments at the time of price redetermination or in connection with requests for equitable adjustments or other changes permitted by terms of the contracts.  The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts.  However, we have experienced delays in the redetermination of prices following completion of the first two years of operation and delays in obtaining an equitable adjustment of prices for the significantly higher infrastructure at Fort Bliss than that described by the U.S. government in its request for proposal.

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

                In addition, we must maintain the proper management of water and wastewater facilities, employ state-certified and other qualified employees to support the operation of these facilities and otherwise comply with contract requirements.

Risks associated with the collection, treatment and disposal of wastewater create risks that are different, in some respects, from that of our water utility operations

The wastewater collection, treatment and disposal operations of our Military Utility Privatization Subsidiaries are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable in fees. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. In the event that we are deemed liable for any damage caused by overflow, our losses might not be covered by insurance policies and such we find it difficult to secure insurance for this business in the future at acceptable rates.

                Our contracts for the construction of infrastructure improvements on military bases create risks that are different, in some respects, from that of our operations and maintenance contracts

                We have has entered into contracts for the construction of infrastructure improvements to water and wastewater systems at military bases.  Many of these contracts are fixed-price contracts.  Under fixed-price contracts, we benefit from cost savings and earnings, but are generally unable to recover any cost overruns to the approved contract price.  Under extenuating circumstances, the U.S. government has approved increased cost change orders.

                We recognize revenues from these types of contracts using the percentage-of-completion method of accounting.  This accounting practice results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs.  The earnings or losses recognized on individual contracts are based on periodic estimates of contract revenues, costs and profitability as the construction projects progress.

                We establish prices for these types of fixed-price contracts based, in part, on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions.  If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our contracted business operations and results of operations for contracted services.

                We may be adversely affected by disputes with the U.S. government regarding our performance of contract services on military bases

If there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment, or assert its right to offset damages against amounts owed to us.  If we are unable to collect amounts owed to us on a timely basis or the U.S. government asserts its offset rights, profits and cash flows will be adversely affected.

                If we fail to comply with the terms of one or more of our U.S. government contracts, other agreements with the U.S. government or U.S. government regulations and statutes, we could be suspended or barred from future U.S. government contracts for a period of time and be subject to possible damages, fines and penalties and damage to our reputation in the water and wastewater industry.

                We depend, to some extent, upon subcontractors to assist us in the performance of contracted services on military bases

                We rely, to some extent, on subcontractors to assist us in the operation and maintenance of the water and wastewater systems at a number of military bases, subject to our existing contracts with the U.S. government.  The failure of any of these subcontractors to perform services for us in accordance with the terms of our contracts with the U.S. government could result in the termination of our contracts to provide wastewater services at these bases, a loss of revenues and increases in costs to correct, or otherwise as a result of, a subcontractor’s performance failures.  In addition, we are required to make a good faith effort to achieve our small business subcontracting plan goals pursuant to U.S. government regulation. If we fail to use good faith efforts to meet these goals, the U.S. government may assess damages against us.  The U.S. government has the right to offset claimed damages against any amounts owed to us.

                We also rely on third-party manufacturers as well as third-party subcontractors to complete our construction projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired.  If the amount we are paid for these projects exceeds the amount we have estimated in our bid, we could experience losses in the performance of these contracts.  In addition, if a subcontractor or manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price.  This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

                If these subcontractors fail to perform services to be provided to us or fail to provide us with the proper equipment or materials, we may be penalized for their failure to perform.

We continue to incur costs associated with the expansion of our contract activities

                We continue to incur additional costs in connection with the expansion of our contract operations associated with the preparation of bids and the negotiation of the terms of new contracts.  Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts and recovering those costs and other costs from new contract revenues.

Item 1B — Unresolved Staff Comments

None.

Item 2 - Properties

Electric Properties

GSWC’s electric properties are all located in the Big Bear area of San Bernardino County, California. As of December 31, 2007, GSWC owned and operated 29 miles of overhead 34.5 kilovolt (“kv”) transmission lines, 1 mile of underground 34.5 kv transmission lines, 176 miles of 4.16 kv or 2.4 kv distribution lines, 53 miles of underground cable, 14 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Water Properties

As of December 31, 2007, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,724 miles of pipeline together with services, meters and fire hydrants and approximately 430 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including five surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using pipes and appurtenances for transmitting and distributing water.

As of December 31, 2007, GSWC owned 243 wells. All wells are equipped with pumps with an aggregate production capacity of approximately 257 million gallons per day. GSWC has 64 connections to the water distribution facilities of the MWD and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 111 million gallons. GSWC owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of GSWC for each of its water regions:

	Pumps		Distribution Facilities			Reservoirs
Region	Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*

Region I	71	123	534	55,666	4,002	47	34,540
Region II	51	71	972	100,651	8,652	27	21,230
Region III	121	199	1,218	98,229	10,415	79	55,380	(1)
Total	243	393	2,724	254,546	23,069	153	111,150

* Reservoir capacity is measured in thousands of gallons. Mains are in miles.

(1) GSWC has additional reservoir capacity in its Claremont system, through an exclusive right to use all of one 8 million gallon reservoir, one-half of another 8 million gallon reservoir, and one-half of a treatment plant’s capacity, all owned by Three Valleys Municipal Water District.

As of December 31, 2007, CCWC’s physical properties consisted of water transmission and distribution systems, which included 184 miles of pipeline, together with services, meters, fire hydrants, wells, reservoirs with a combined storage capacity of 7.55 million gallons and other water utility facilities including a surface water treatment plant, which treats water from the CAP.

Adjudicated and Other Water Rights

GSWC

GSWC owns numerous water rights in California, as shown in the table below.  Water rights are divided between groundwater and surface water, and groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource.  Unadjudicated groundwater rights have not been quantified and are not subject to predetermined limitations, but are measured by maximum historical usage.  Surface water rights are quantified and managed by the State Water Resources Control Board, unless they originated prior to 1914, in which case they resemble unadjudicated groundwater rights.  A total of 118,109 acre-feet per year (“AFY”) of water rights are own by GSWC’s three regions as follows:

	Groundwater		Surface Water
Region	Adjudicated Rights (AFY)	Unadjudicated Rights (AFY)	Water Rights (AFY)	Totals (AFY)

Region I	10,248	20,113	10,134	40,495
Region II	23,942	1,771	—	25,713
Region III	27,490	23,010	1,401	51,901
Total	61,680	44,894	11,535	118,109

CCWC

CCWC has an assured water supply designation, by decision and order of the Arizona Department of Water Resources (“ADWR”). Pursuant to a decision issued by ADWR on April 7, 2004, CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 11,759 acre-feet per year for a minimum of 100 years. The 11,759 acre-feet is comprised of existing CAP allocation of 8,909 acre-feet per year, 350 acre-feet per year groundwater allowance, incidental recharge credits of 500 acre-feet per year, and a Central Arizona Groundwater Replenishment District contract of 2,000 acre-feet per year.

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

Mortgage and Other Liens

As of December 31, 2007, GSWC had no mortgage debt outstanding, encumbrances or liens securing indebtedness.

As of December 31, 2007, substantially all of the utility plant of CCWC was pledged to secure its Industrial Development Authority Bonds, which among other things, restricts CCWC’s ability to incur debt and make liens, sell, lease or dispose of assets, or merge with another corporation, and pay dividends.

As of December 31, 2007, neither AWR nor ASUS or any of its subsidiaries had any mortgage debt or liens securing indebtedness, outstanding.  However, under the terms of certain debt of AWR and GSWC, AWR and GSWC are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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

                Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. The City hired a consultant to perform an appraisal of the value of GSWC’s water system serving the City. The value was estimated in 2004 by the City’s consultant at $40—$45 million. GSWC disagrees with the consultant’s valuation assessment. As of December 31, 2007, management believes that the fair market value of the Claremont water system exceeds the $38.0 million recorded net book value and also exceeds the consultant’s estimates of its value. In addition, GSWC believes the value of its groundwater rights has significant value.  The Claremont City Council held a project priorities workshop in April 2007. The council members agreed that the acquisition of GSWC’s water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems. Requests for proposals have been sent to consulting firms by the City.  In a recent meeting held in February 2008, the Claremont City Council stated that they had decided to authorize additional studies of the acquisition of GSWC’s water system.

                The Town of Apple Valley (the “Town”) is located in GSWC’s Region III and was evaluating the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another utility serving the Town. On March 13, 2007, the Town Council voted to formally abandon its review of the potential acquisitions. GSWC was notified of the Town Council’s action by a letter from the Town Manager dated April 3, 2007.

                Except for the City of Claremont and the Town of Apple Valley, Registrant has not been involved within the last three years in activities related to the potential condemnation of any of its other customer service areas. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

Item 3 - Legal Proceedings

Water Quality-Related Litigation:

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

                GSWC has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells. In this same suit, the PRPs have filed cross-complaints against the Water Entities, the MWD, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Main San Gabriel Basin for use by GSWC and the other two affected water purveyors and for other related claims.

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

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin.  GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the Santa Maria Valley Conservation District.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  In the unlikely case that the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.

On February 11, 2008, the court issued its final judgment, which approves and incorporates the stipulation.  The judgment awards GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment grants GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retains jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.

Other Litigation:

Two former officers of GSWC filed a lawsuit against both AWR and GSWC alleging among other things, wrongful termination and retaliation against the former officers.  The lawsuits were filed on November 15, 2007 in the Los Angeles Superior Court: Conway, et al. v. Golden State Water Company, et al., Case No. BC380721.  Management believes that the allegations are without merit and intends to vigorously defend against them. Based on our understanding of all the claims, management does not believe that the ultimate resolution of this matter will have a material adverse effect on GSWC’s financial position, results of operations, or cash flows.

Registrant is also subject to ordinary routine litigation incidental to its business. Other than those disclosed above, no other legal proceedings are pending, which require disclosure. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below compares American States Water Company’s cumulative five-year total shareholder return on  Common Shares with the cumulative total returns of the S & P 500 index and a customized peer group of six companies that includes: Artesian Resources Corp., California Water Service, Connecticut Water, Middlesex Water Company, SJW Corp. and Southwest Water Company. The graph tracks the performance of a $100 investment in our Common Shares, in the index and in the peer group (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007.

	12/02	12/03	12/04	12/05	12/06	12/07
American States Water Company	100.00	111.97	120.88	147.89	190.16	190.02
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Peer Group	100.00	122.36	147.86	160.13	191.86	183.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares

Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol AWR. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years, as reported by the Wall Street Journal’s website, were:

	Stock Prices
	High	Low
2007
First Quarter	$41.12	$35.36
Second Quarter	38.84	33.57
Third Quarter	44.84	35.06
Fourth Quarter	46.14	36.77

2006
First Quarter	$37.61	$30.30
Second Quarter	43.79	33.18
Third Quarter	39.18	34.91
Fourth Quarter	42.31	35.89

The closing price of the Common Shares of American States Water Company on the NYSE as reported on the Wall Street Journal’s website on March 12, 2008 was $34.11.

Approximate Number of Holders of Common Shares

As of March 12, 2008, there were 3,134 holders of record of the 17,242,917 outstanding Common Shares of American States Water Company. AWR owns all of the authorized and outstanding Common Shares of GSWC, CCWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions

For the last two years, AWR has paid dividends on its Common Shares on March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company:

	2007	2006
First Quarter	$0.235	$0.225
Second Quarter	$0.235	$0.225
Third Quarter	$0.235	$0.225
Fourth Quarter	$0.250	$0.235
Total	$0.955	$0.910

AWR’s ability to pay dividends is subject to the requirement in the Company’s $85 million revolving credit facility for AWR to maintain compliance with all covenants described in footnote (15) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $222.7 million was available from GSWC to pay dividends to AWR as of December 31, 2007. GSWC is also prohibited under the terms of a senior note issued in October 2005 from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than .6667 to 1.  GSWC would have to issue additional debt of $260.9 million to invoke this covenant as of December 31, 2007.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $120.3 million of AWR’s retained earnings was available to pay dividends to common shareholders at December 31, 2007. Approximately $115.3 million was available from the retained earnings of GSWC at December 31, 2007 to pay dividends to AWR.  At December 31, 2007, ASUS was unable to pay dividends to AWR under the California tests.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted under Arizona law. Under restrictions of the Arizona tests, approximately $7.1 million was available to pay dividends to AWR at December 31, 2007. See footnote (6) to the table in the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

AWR paid $16.3 million in common dividends to shareholders for the year ended December 31, 2007, as compared to $15.4 million for the year ended December 31, 2006. GSWC paid dividends of $17.2 million to AWR in 2007 and 2006. CCWC and ASUS did not pay any dividends to AWR in 2007 or 2006.

Other Information

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2007.

The following table provides information about Company repurchases of its Common Shares during the fourth quarter of 2007:

				Total Number of	Maximum Number
				Shares Purchased as	of Shares That May
				Part of Publicly	Yet Be Purchased
	Total Number of		Average Price Paid	Announced Plans or	under the Plans or
Period	Shares Purchased		per Share	Programs (1)	Programs (3)
October 1 - 31, 2007	81	(2)	$43.46	—	NA
November 1 - 30, 2007	2,070	(2)	$40.63	—	NA
December 1 - 31, 2007	2,641	(2)	$42.21	—	NA
TOTAL	4,792		$41.55	—	NA

(1)             None of the Common Shares was purchased pursuant to any publicly announced stock repurchase program.

(2)             Of this amount, 4,500 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)             None of these plans contain a maximum number of Common Shares that may be purchased in the open market under the plans.

Item 6. Selected Financial Data

	AWR
(in thousands, except per share amounts)	2007(2)	2006(2)	2005	2004	2003
Income Statement Information
Total Operating Revenues	$301,370	$268,629	$238,128	$229,090	$212,779
Total Operating Expenses	233,638	212,023	176,068	179,033	176,074
Operating Income	67,732	56,606	62,060	50,057	36,705
Interest Expense	21,582	21,121	14,657	18,095	18,070
Interest Income	2,371	2,818	1,103	44	9
Net Income	$28,030	$23,081	$26,766	$18,541	$11,892
Basic Earnings per Common Share (1)	$1.62	$1.34	$1.58	$1.19	$0.78
Dividends Declared per Common Share	$0.955	$0.910	$0.900	$0.888	$0.884
Average Shares Outstanding	17,121	16,934	16,778	15,633	15,200
Average Number of Diluted Shares Outstanding	17,177	17,101	16,809	15,663	15,227
Fully Diluted Earnings per Common Share	$1.61	$1.33	$1.57	$1.18	$0.78

Balance Sheet Information
Total Assets	$963,898	$936,955	$873,135	$810,277	$758,818
Common Shareholders’ Equity	302,129	283,734	264,094	251,465	212,487
Long-Term Debt	267,226	267,833	268,405	228,902	229,799
Total Capitalization	$569,355	$551,567	$532,499	$480,367	$442,286

(1)            In accordance with Emerging Issues Task Force No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” which was effective in the second quarter of 2004, AWR uses the “two-class” method of computing EPS for the affects of participating securities. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and stock units that earn dividend equivalents on an equal basis with Common Shares. Registrant determined that the effect on 2004 and 2003 was immaterial. Basic EPS in 2007, 2006 and 2005 was computed, utilizing the “two-class” method, by dividing net income available for common shareholders by the weighted-average number of Common Shares outstanding. Net income available for common shareholders excluding earnings available and allocated to participating securities, was $27,723,000, $22,623,000 and $26,468,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

	GSWC
(in thousands)	2007(2)	2006(2)	2005	2004	2003
Income Statement Information
Total Operating Revenues	$258,752	$244,425	$225,872	$220,769	$205,600
Total Operating Expenses	194,046	189,123	163,230	167,164	166,415
Operating Income	64,706	55,302	62,642	53,605	39,185
Interest Expense	20,063	19,186	13,288	17,168	17,060
Interest Income	2,111	2,670	1,047	30	9
Net Income	$26,900	$23,258	$27,828	$20,911	$13,885

Balance Sheet Information
Total Assets	$889,973	$867,661	$807,249	$756,276	$705,563
Common Shareholder’s Equity	278,441	266,965	255,518	243,848	206,047
Long-Term Debt	260,941	261,248	261,540	221,697	221,996
Total Capitalization	$539,382	$528,213	$517,058	$465,545	$428,043

(2)            Effective December 31, 2006, Registrant adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  Because pensions and other postretirement costs have historically been recovered through rates, upon implementing SFAS No. 158, a regulatory asset has been recorded for the costs that would otherwise be charged to common shareholder’s equity in accordance with SFAS No. 158.  At December 31, 2007 and 2006, $11.4 million and $22.8 million, respectively, has been recorded as a regulatory asset related to pension and other postretirement costs, with a corresponding amount to pension and postretirement liabilities.  Decreases in 2007, were caused by increases in the discount rates used to measure the pension and postretirement obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.

Overview

                Registrant’s revenues, operating income, and cash flows are earned primarily through delivering potable water to homes and businesses through approximately 2,900 miles of water distribution pipelines. Rates charged to customers of GSWC and CCWC are determined by the CPUC and ACC, respectively. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital. Factors recently affecting financial performance include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity; weather; the impact of increased water quality standards on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by Registrant to protect its water supply and delays in receiving payments from the U.S. government and the filing for redetermination and equitable adjustment of prices under contracts with the U.S. government.

                Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund Registrant’s needs for capital expenditures, dividends, investments in Registrant’s contract business and other cash requirements. Registrant expects to fund a portion of these needs through a combination of debt and common stock offerings in the ensuing years. AWR expects to issue equity in 2008, which will be included in the rate setting process.

                Operating revenues and income from contracted services at ASUS and its subsidiaries are earned primarily from the operation and maintenance of water and wastewater systems for the U.S. government at various military bases. All of the operations and maintenance contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or pursuant to supplemental contracts. Revenues generated by contract operations are primarily dependent on these new business activities, including military base operations and the construction of new and/or replacement infrastructure at these military bases. As a result, ASUS is subject to risks that are different than those of Registrant’s regulated water and electric activities.  ASUS plans to continue seeking contracts for the operation and maintenance of water and wastewater services at military bases.

For 2007, net income was $28.0 million compared to $23.1 million in 2006, an increase of 21.4%. Diluted earnings per share for 2007 were $1.61 compared to $1.33 in 2006.  One reason for this increase is the derivative accounting required for the purchased power contracts at GSWC’s Bear Valley Electric Service (“BVES”) division.  Unrealized gains and losses on purchased power contracts have been impacting GSWC’s earnings since 2002 when GSWC entered into certain purchase power contracts.  These contracts qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Due to increasing energy prices, the pretax unrealized gain on purchased power contracts of $2.1 million increased net income by $0.07 per share during 2007 in contrast to a pretax unrealized loss of $7.1 million which decreased net income by $0.24 per share for the same period of 2006.  The net effect was an increase in net income of $9.2 million, or $0.31 per share, between the two periods.

The purpose of the purchased power contract, which qualifies as a derivative instrument, is to stabilize Registrant’s purchased power costs.  The power purchased under the contract is only used to service electric customers’ demand and Registrant does not engage in trading of purchased power.   Although the unrealized gains and losses result in significant fluctuations to the income statement, there is no effect on Registrant’s cash flows.  When analyzing the financial performance of AWR, Registrant excludes the effect of unrealized derivative gains or losses, as they are not reflective of day-to-day operations.  The unrealized derivative gains and losses are reflective of changes in future electricity costs that are outside of management’s control.  Eliminating the effects of unrealized derivative gains and losses on purchased power contracts, diluted earnings per share for 2007 would have actually decreased by $0.03 per share as compared to 2006.  Several operating reasons which are responsible for this overall decrease are discussed below in more detail, including a favorable decision issued by the CPUC on April 13, 2006 regarding GSWC’s water rights lease revenues received from the City of Folsom, which generated a one-time revenue increase in 2006. This CPUC decision added about $2.3 million of additional revenues, or $0.08 per share, in the first quarter of 2006 for amounts that had been received from the City of Folsom in 2004 and 2005.  There was no such one-time revenue recognition amount in 2007.  Based on the decision, GSWC has recorded the on-going annual Folsom lease revenues of approximately $1.3 million and $1.2 million for 2007 and 2006, respectively.

Summary Results by Segment

                AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries. The tables below set forth summaries of the results by segment (in thousands) for the years ended December 31, 2007 and 2006:

	Operating Revenues				Pretax Operating Income
	Year	Year			Year	Year
	Ended	Ended	$	%	Ended	Ended	$	%
	12/31/2007	12/31/2006	CHANGE	CHANGE	12/31/2007	12/31/2006	CHANGE	CHANGE

Water	$237,882	$222,912	$14,970	6.7%	$62,622	$60,133	$2,489	4.1%
Electric	28,574	29,268	(694)	-2.4%	3,274	(3,525)	6,799	192.9%
Contracted services	34,914	16,449	18,465	112.3%	2,045	101	1,944	1924.8%
AWR parent	—	—	—	—	(209)	(103)	(106)	-102.9%
Totals from operation	$301,370	$268,629	$32,741	12.2%	$67,732	$56,606	$11,126	19.7%

                Water—For the year ended December 31, 2007, pretax operating income for water increased by $2.5 million, or 4.1%, compared to the same period in 2006, as a result of a $13.2 million increase in water margin as compared to the same period of 2006 due to increased water rates approved by the CPUC that were effective January 1, 2007 and a favorable change in the water supply mix.  This comparative increase was partially offset by the non-recurrence in 2007 of a favorable decision issued by the CPUC on April 13, 2006 regarding GSWC’s water rights lease revenues received from the City of Folsom, which generated a one-time revenue increase in 2006. This decision added about $2.3 million of additional revenues in the first quarter of 2006 for amounts that had been received from the City of Folsom in 2004 and 2005. Prior to the decision, these amounts had been recorded as regulatory liabilities. There was no such one-time revenue recognition amount in 2007. Based on the decision, GSWC has recorded the on-going annual Folsom lease revenues of approximately $1.3 million and $1.2 million for 2007 and 2006, respectively.  The increase in margin for 2007 compared to 2006 was also partially offset by higher operating, maintenance, administrative and general, and other expenses, which decreased pretax operating income by $10.7 million, as more fully described below.

                Electric—For the year ended December 31, 2007, pretax operating income for electric increased by $6.8 million, due in large part to an unrealized gain on BVES’ purchased power contracts during the year ended December 31, 2007 as a result of increasing energy prices versus an unrealized loss on purchased power contracts in the same period of 2006, as previously discussed. The unrealized gain for the year ended December 31, 2007 increased operating income by approximately $2.1 million as compared to an unrealized loss decreasing operating income by $7.1 million for the same period in 2006. The net effect was an increase in electric operating income of $9.2 million between the two periods. Without the effects of the derivative, pretax electric operating income decreased by $2.4 million in 2007 due to a $890,000 decrease in electric margin caused by lower consumption and the recording of a regulatory liability of approximately $178,000 with a corresponding reduction in electric revenues for probable refunds to customers related to the 8.4 MW natural gas-fueled generation plant. In April 2005, new customer rates went into effect related to this generation plant, which resulted in an increase of approximately $2.3 million in annual revenue based on an estimated total capital-related cost of $13 million. The rates are subject to refund pending the CPUC’s final cost review, which is scheduled to occur in 2008 as part of  the filing of BVES’s general rate case. The CPUC also ordered GSWC to establish a memorandum account to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to customers. During the third quarter of 2007, GSWC received vendor credits of approximately $851,000, which reduced the actual recorded costs of the generation plant below $13 million.  Finally, increases in maintenance, depreciation, administrative and general, and other operating expenses further decreased electric’s pretax operating income by $1.4 million.

                Contracted Services—For the year ended December 31, 2007, pretax operating income for contracted services increased by $1.9 million. This was primarily due to the supplemental construction contract for improvements to the existing wastewater infrastructure located at Fort Bliss associated with a wastewater expansion project. As a result of this construction project, pretax operating income increased by $4.9 million during 2007. The project was completed in August 2007 and there will be no further construction revenues associated with this project. The year over year increase to pretax income due to this project was partially offset by other non-recurring construction projects that were completed in 2006. Earnings and cash flows from amendments or supplements to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

Revenues from contracted services are comprised of: 1) management fees for operating and maintaining the water and wastewater systems (“O&M”) at the military bases; 2) construction revenues for contractual renewal and replacements (“R&R”) and initial capital upgrades (“ICUs”) of the existing infrastructure facilities, and 3) construction revenues under firm-fixed and cost-plus arrangements for projects requested by the U.S. government beyond those identified in the 50-year privatization contract.  While the on-going R&R, ICU’s and supplemental construction activities have produced positive operating income results from the cost-plus and firm-fixed construction contracts, the O&M aspect of the business has  resulted in shrinking margins, and in some cases losses, due primarily to delays in filing timely price redeterminations and equitable adjustments.  Registrant’s contract pricing on each of the contracts was based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, the condition of the systems and the actual amount of assets being operated and maintained.

The contract price for each of these military contracts is subject to price redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts.  However, ASUS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006 and expects delays in redetermination of prices at bases in Virginia and Maryland following the completion of the first two years of operations in February 2008.  Delays may also occur at additional bases in Virginia following completion of the first two years of operations in April 2008.  At Fort Bliss, management fees for operation and maintenance of the water and wastewater systems, which were based on cost levels prevailing in 2002 when the contract was first being negotiated, have not been adjusted as yet to adequately cover increased operating costs.  Further, the contract pricing was also based on assumptions about the size and age of the infrastructure being operated and maintained over the 50-year contract.  An adjustment is necessary to adequately reflect the amount of assets included in the infrastructure at Fort Bliss, which is substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.   Price redeterminations are expected to occur in 2008 at Fort Bliss, the four bases in Virginia and Andrews Air Force Base.  These price redeterminations, which should include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts as well as inflation in costs, are expected to provide added revenues prospectively to help offset increased costs and provide Registrant the opportunity to generate positive operating income from O&M activities.

                Also partially offsetting the increase in pretax operating income due to construction activities, was the non-recurrence of recovery and reimbursement in 2006 of transition period operating expenses of about $672,000 as a result of operating and maintaining the water and wastewater systems at military bases in Virginia and Maryland pursuant to the contracts with the U.S. government commencing during 2006. ASUS took over the operation and maintenance of the water and wastewater systems at Andrews Air Force Base in Maryland on February 1, 2006 and commenced operation of these systems on that date. In addition, ASUS assumed the operation and maintenance of the wastewater systems at Fort Lee in Virginia on February 23, 2006 and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia on April 3, 2006 and commenced operation and maintenance of these systems on those dates. Therefore, ASUS operated these bases partially during 2006 and entirely during 2007.  As well, final decisions on the general rate case for GSWC’s Region II and the application to recover general office expenses at the corporate headquarters allocated to Regions II and III were approved on November 16, 2007.  The decisions also imposed an increased allocation of corporate headquarters’ expenses to the Military Utility Privatization Subsidiaries, which decreased contracted services’ 2007 pretax operating income by an additional $526,000.  This higher allocation of expenses was not contemplated at the time the contracts for FBWS, ODUS and TUS were negotiated.

Consolidated Results of Operations - Years Ended December 31, 2007 and 2006 (dollars in thousands)

	Year	Year
	Ended	Ended	$	%
	12/31/2007	12/31/2006	CHANGE	CHANGE
OPERATING REVENUES
Water	$237,882	$222,912	$14,970	6.7%
Electric	28,574	29,268	(694)	-2.4%
Contracted services	34,914	16,449	18,465	112.3%
Total operating revenues	301,370	268,629	32,741	12.2%

OPERATING EXPENSES
Water purchased	45,439	44,641	798	1.8%
Power purchased for pumping	10,591	10,007	584	5.8%
Groundwater production assessment	9,944	9,033	911	10.1%
Power purchased for resale	14,199	14,383	(184)	-1.3%
Unrealized (gain) loss on purchased power contracts	(2,100)	7,071	(9,171)	-129.7%
Supply cost balancing accounts	(1,962)	(1,835)	(127)	6.9%
Other operating expenses	27,375	24,134	3,241	13.4%
Administrative and general expenses	52,637	47,110	5,527	11.7%
Depreciation and amortization	28,941	26,272	2,669	10.2%
Maintenance	15,779	12,254	3,525	28.8%
Property and other taxes	11,254	10,187	1,067	10.5%
Construction expenses	22,125	9,024	13,101	145.2%
Net gain on disposal of property	(584)	(258)	(326)	126.4%
Total operating expenses	233,638	212,023	21,615	10.2%

OPERATING INCOME	67,732	56,606	11,126	19.7%

OTHER INCOME AND EXPENSES
Interest expense	(21,582)	(21,121)	(461)	2.2%
Interest income	2,371	2,818	(447)	-15.9%
Other	299	459	(160)	-34.9%
	(18,912)	(17,844)	(1,068)	6.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	48,820	38,762	10,058	25.9%

Income tax expense	20,790	15,681	5,109	32.6%

NET INCOME	$28,030	$23,081	$4,949	21.4%

                Net income for the year ended December 31, 2007 increased by 21.4% to $28.0 million, equivalent to $1.62 and $1.61 per common share on a basic and fully diluted basis, respectively, compared to $23.1 million or $1.34 and $1.33 per basic and diluted common shares, respectively, for the year ended December 31, 2006. Impacting the comparability in the results of the two periods are the following significant items:

•                  There was an unrealized gain on purchased power contracts in 2007 due to increasing energy prices versus an unrealized loss on purchased power contracts in 2006. The cumulative unrealized gain on purchased power contracts increased pretax income by approximately $2.1 million, or $0.07 per share, for the year ended December 31, 2007, as compared to a cumulative unrealized loss on purchased power contracts that decreased pretax income by $7.1 million, or $0.24 per share in 2006.

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

•                  An increase, excluding the $2.3 million of water right lease revenues as discussed above, in the margin for the water segment of $15.5 million, or $0.52 per share, as compared to the same period of 2006 due to increased water rates approved by the CPUC that were effective January 1, 2007, an increase in water consumption over that in the prior period, and a favorable supply mix change.

•                  An increase in pretax operating income from contracted services at ASUS of $1.9 million, or $0.07 per share, as compared to the same period of 2006 for operating, maintaining and improving the water and wastewater systems at military bases for the U.S. government. The increases include revenue recognized for certain special projects under the percentage-of-completion method of accounting.

•                  An increase in GSWC’s other operating and maintenance expenses of $5.3 million, or $0.18 per share, as compared to the same period of 2006, resulting from higher chemical and water treatment costs along with  an increase in required and emergency maintenance on GSWC’s wells and water supply sources.

•                  Higher other expenses primarily consisting of administrative and general expenses, a change in the effective income tax rate, as well as other items described below, contributed to an overall decrease of $0.36 per basic share to the results of operations.

Operating Revenues

Water

For the year ended December 31, 2007, revenues from water operations increased by 6.7% to $237.9 million, compared to $222.9 million for the year ended December 31, 2006. Contributing to this increase were rate increases approved by the CPUC effective January 1, 2007, which added approximately $13.0 million in 2007 to water revenues. Included in the rate increases for 2007 were $6.4 million for Region II and $3.0 million to recover general office expenses allocated to Region III. These increases were approved by the CPUC on November 16, 2007 and were retroactive to January 1, 2007.  In addition, an increase of about 2.6% in the volume of billed water consumption resulting from much warmer and drier weather conditions increased revenues by approximately $3.8 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods. Partially offsetting these increases was the fact that operating revenues for 2006 were positively impacted by a CPUC decision issued on April 13, 2006 enabling GSWC to record $2.3 million of water rights lease revenues from the City of Folsom for the period from January 2004 to December 2005. Prior to this decision, the apportionment of any lease revenues that GSWC collected in 2004 and 2005 had been included in a regulatory liability account and no amounts were recognized as revenues until regulatory uncertainties about this matter were resolved. There was no such adjustment in 2007. In addition, the increases in revenues are partially offset by the expiration in October 2006 of the surcharge that was in rates to recover Region III’s under-collection in supply costs. This decrease in revenues is offset by a corresponding amount in the supply cost balancing accounts discussed below, resulting in no impact to pretax operating income.

                Electric

For the year ended December 31, 2007, revenues from electric operations decreased by 2.4% to $28.6 million compared to $29.3 million for the year ended December 31, 2006 due primarily to lower electric usage and the recording of a regulatory liability of approximately $178,000, with a corresponding decrease in revenues, for probable refunds to customers related to the 8.4 MW natural gas-fueled generation plant, previously discussed in the segment results.

Contracted Services

                Revenues from contracted services are comprised of construction revenues and management fees for operating and maintaining the water and wastewater systems at military bases. For the year ended December 31, 2007, revenues from contracted services increased by $18.5 million, or 112.3%, to $34.9 million compared to $16.4 million for the year ended December 31, 2006 due primarily to an increase of approximately $18.9 million related to construction revenues earned from the U.S. government and recognized on the percentage-of-completion method of accounting. The revenues earned were for the construction of certain improvements, renewals and replacements to the existing water and wastewater infrastructure at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to new contracts entered into in early 2006. Certain of the construction projects are fixed-price contracts and are supplements to ASUS’ 50-year contracts with the U.S. government. In particular, ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas. The project was a firm-fixed price contract and was an amendment and supplement to the 50-year contract with the U.S. government to manage the entire water and wastewater systems at Fort Bliss. Revenues from this agreement have been recognized under the percentage-of-completion method of accounting. As a result of this new project, which began in early 2007, revenues for contracted services increased by $20.6 million during 2007. The project was completed in August 2007 and there will be no further construction revenues associated with this project. The year over year revenue increase resulting from this project was partially offset by the non-recurrence of revenues for other one-time construction projects that were completed in 2006. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in the future periods.

There were also additional management fee revenues totaling $539,000 during 2007 generated from operating and maintaining the water and wastewater systems under the new contracts in Virginia and Maryland. Offsetting these increases was a decrease in management fees totaling $938,000 related to contracts with various municipalities to provide billing and meter reading services. Effective January 1, 2007, ASUS assigned these service contracts with the various municipalities to GSWC.  These management fees are now earned by GSWC so there was no impact on Registrant’s consolidated earnings as a result of this assignment.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona and price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and provide for a return on invested and borrowed capital used to fund utility plant. Without such adequate rate relief granted in a timely manner, operating revenues and earnings can be negatively impacted.

Operating Expenses:

                Supply Costs

                Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

                Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 33.5% and 36.0% of total operating expenses for the years ended December 31, 2007 and 2006, respectively. The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the years ended December 31, 2007 and 2006 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2007	12/31/2006	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$237,882	$222,912	$14,970	6.7%
WATER SUPPLY COSTS:
Water purchased (1)	$45,439	$44,641	$798	1.8%
Power purchased for pumping (1)	10,591	10,007	584	5.8%
Groundwater production assessment (1)	9,944	9,033	911	10.1%
Water supply cost balancing accounts (1)	(3,648)	(3,141)	(507)	16.1%
TOTAL WATER SUPPLY COSTS	$62,326	$60,540	$1,786	3.0%
WATER MARGIN (2)	$175,556	$162,372	$13,184	8.1%
PERCENT MARGIN - WATER	73.8%	72.8%

ELECTRIC OPERATING REVENUES (1)	$28,574	$29,268	$(694)	-2.4%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$14,199	$14,383	(184)	-1.3%
Electric supply cost balancing accounts (1)	1,686	1,306	380	29.1%
TOTAL ELECTRIC SUPPLY COSTS	$15,885	$15,689	$196	1.2%
ELECTRIC MARGIN (2)	$12,689	$13,579	$(890)	-6.6%
PERCENT MARGIN - ELECTRIC	44.4%	46.4%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled ($1,962,000) and ($1,835,000) for the years ended December 31, 2007 and 2006, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts, or other operating expenses.

Two of the principal factors affecting water supply costs and gross margin are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. In addition, GSWC is authorized to establish water and electric supply cost balancing accounts for increases and/or decreases in costs due to changes in rates charged by its suppliers which provide our purchased water and purchased power, and by agencies assessing groundwater related pump taxes for our water service areas in California. Higher or lower actual costs as compared to costs authorized by the CPUC will either be recovered from or refunded to customers in the future. However, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to the mix approved for recovery through rates, thereby impacting earnings either negatively or positively. GSWC has the opportunity to change the supply-related costs recovered through rates, by application to the CPUC through a general rate case proceeding. GSWC believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. Without a “full-cost” balancing account authorized by the CPUC, earnings may fluctuate from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

                For the year ended December 31, 2007, 42% of the Company’s water supply mix was purchased as compared to 44% purchased for the year ended December 31, 2006. This change in mix resulted in improved margins in 2007 compared to the same period in 2006. Water gross margin for the year ended December 31, 2006 included the $2.3 million water rights lease revenues from the City of Folsom. Without the $2.3 million water rights lease revenues in 2006, water gross margin for the year ended December 31, 2006 would have been 71.8%.

                Purchased water costs for the year ended December 31, 2007 increased by 1.8% to $45.4 million compared to $44.6 million for the year ended December 31, 2006. The increase is due primarily to higher water rates charged by wholesale suppliers and higher customer consumption.  In general, the supply cost balancing account as discussed above allows GSWC to track incremental rate changes from suppliers, for future recovery in water rates. These increases in purchased water costs were offset by a favorable change in the supply mix discussed above.  The favorable change in supply mix allowed GSWC to serve a portion of the increased customer demand from groundwater production rather than wholesale purchases, primarily because of the 2007 return to service or replacement of wells which had been removed from service in 2006 as a result of water quality issues and mechanical problems.

                For the year ended December 31, 2007, the increases in power purchased for pumping and groundwater production assessments were due to higher customer demand and an increase in pumping volume resulting from the favorable supply mix change as discussed. There were also increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2006 and 2007.  Average 2007 pump tax rates increased in Region II and III by approximately 8% and 6%, respectively.  Again, the supply cost balancing account tracks the increases in pump tax rates for future recovery in water rates.

                The supply cost balancing account tracks differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Overcollections occur when the current cost of these items is less than the amount in rates which has the effect of increasing the supply cost balancing account in the Statements of Income. Undercollections occur when the current cost exceeds the amount in rates for these items and, conversely, will have the effect of decreasing the supply cost balancing account in the Statements of Income. Typically, overcollections or undercollections, when they occur, are tracked in the supply cost balancing accounts for future refund or recovery through a surcredit (in the event of an overcollection) or surcharge (in the event of an undercollection) on customers’ bills. Once in rates, the amortization of surcharges that are in place to recover under-collections from customers have the effect of increasing the supply cost balancing account and increasing revenues in the Statements of Income, resulting in no earnings impact. Conversely, the amortization of surcredits that are in rates to refund over-collections to customers have the effect of decreasing the supply cost balancing account and decreasing revenues, also resulting in no earnings impact.

A decrease of $507,000 during 2007 in the water supply cost balancing account provision as compared to 2006 was primarily caused by a $2.1 million decrease due to the expiration in October 2006 of the surcharge that was in rates to recover previously incurred supply costs in GSWC’s Region III service areas.  This decrease was partially offset by an overall increase of $1.6 million in the provision as compared to the same period of 2006.  On November 16, 2007, the CPUC approved general rate case increases, retroactive to January 1, 2007, for GSWC’s Region II service area.  The decision reflects the revenue requirement for supply costs that included recent rate increases from GSWC’s suppliers.  As a result,  there was less undercollection in supply costs to record as compared to 2006, resulting in an increase to the supply cost balancing account as discussed.

                For the year ended December 31, 2007, the cost of power purchased for resale to customers in GSWC’s BVES division decreased slightly by 1.3% to $14.2 million compared to $14.4 million for the year ended December 31, 2006 reflecting primarily lower customer demand and kilowatt-hour usage.

Unrealized (Gain) Loss on Purchased Power Contracts

                Unrealized (gain) and loss on purchased power contracts represent gains and losses recorded for GSWC’s purchased power agreements with Pinnacle West Marketing & Trading Company, LLC (“PWMT”) (formerly Pinnacle West Capital Corporation), which qualify as derivative instruments under SFAS No. 133.  In June 2007, PWMT sold many of its wholesale power contracts to Morgan Stanley Capital Group, Inc. (“MSCG”). The sale included the contract between PWMT and GSWC. GSWC was notified by PWMT about the sale of its contracts, and in September 2007 an assignment agreement was executed by GSWC, PWMT and MSCG that became effective November 1, 2007. The assignment agreement retained the identical terms and conditions of the original contract.

                The $2.1 million pretax unrealized gain on purchased power contracts for the year ended December 31, 2007 is due to an increase in the current forward market prices since December 31, 2006. There was a $7.1 million pretax unrealized loss on purchased power contracts for the year ended December 31, 2006. Unrealized gains and losses at BVES will continue to impact earnings positively or negatively during the life of the contract, which terminates at the end of 2008.  As of December 31, 2007, there is an accumulated unrealized loss of $1.6 million which will be recognized in income by December 31, 2008.

                Other Operating Expenses

The components of other operating expenses include primarily payroll, materials and supplies, chemicals and water treatment, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices. For the years ended December 31, 2007 and 2006, other operating expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2007	12/31/2006	CHANGE	CHANGE
Water Services	$21,721	$19,846	$1,875	9.4%
Electric Services	1,927	1,789	138	7.7%
Contracted Services	3,727	2,499	1,228	49.1%
Total other operating expenses	$27,375	$24,134	$3,241	13.4%

                For the year ended December 31, 2007, other operating expenses for water services increased by $1.9 million due primarily to higher chemicals and water treatment costs, including supplies and materials, of $1.2 million in particular at GSWC’s Region II and III services areas. Region II incurred additional costs primarily for the removal of arsenic and volatile organic compounds at six of its wells, while Region III incurred additional costs primarily for two of its treatment plants. There was also an increase in labor costs of $399,000 due to higher wages and related benefits, and an increase of $738,000 in conservation costs at GSWC’s Region II service area.  In 2007, GSWC began expensing conservation costs in Region II pursuant to an agreement reached with the CPUC during its recent general rate case.  Some of the 2007 Region II conservation expenses were recovered in rates.   Previously, conservation costs in Region II were capitalized and recovered in rate base.  These expense increases in 2007 were offset, in part, by a decrease of $343,000 in bad debt expense.

There was also an increase in other operating expenses of $1.2 million for contracted services primarily due to the commencement of the operation of water and wastewater systems at military bases in Maryland and Virginia. ASUS operated these bases during the full year ended December 31, 2007, whereas, with service commencement dates in the first four months of 2006, they were only operated by ASUS during part of 2006.  Other operating expenses increased by approximately $573,000 at these bases.  There was also an increase of $654,000 in bad debt expense primarily related to aged accounts receivable balances from the U.S. government.  As of December 31, 2007, approximately $2.1 million of amounts due from the U.S. government is significantly past due.  ASUS has been working and continues to work with U.S. government personnel to effect payment of these amounts.  Should these efforts be unsuccessful in whole or in part, ASUS, pursuant to Federal regulations, is permitted to file and anticipates filing claims with the respective contracting officer for payment of these amounts.  If these claims are rejected by the contracting officer, ASUS may appeal the denial to either the Armed Services Board of Contract Appeals or the United States Court of Federal Claims.  ASUS will continue to make every effort to collect any and all amounts legitimately due from the U.S. government.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the years ended December 31, 2007 and 2006, administrative and general expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2007	12/31/2006	CHANGE	CHANGE
Water Services	$40,735	$37,995	$2,740	7.2%
Electric Services	5,744	5,013	731	14.6%
Contracted Services	6,158	4,102	2,056	50.1%
Total administrative and general expenses	$52,637	$47,110	$5,527	11.7%

For the year ended December 31, 2007, administrative and general expenses increased by $3.5 million in water and electric services compared to the year ended December 31, 2006 due primarily to: (i) an increase of $470,000 in outside services relating primarily to additional tax, accounting and legal services; (ii) an approximate $1.9 million increase in labor costs due to higher wages largely related to Registrant’s annual performance-based salary review program; (iii) an agreement with the City of Folsom to dismiss all opposition to GSWC’s providing service to the proposed Westborough development; the agreement requires GSWC to pay the City of Folsom $550,000 with Aerojet reimbursing GSWC for 50%, or $275,000, of the settlement payment; as of and for the year ended December 31, 2007, GSWC has recorded an obligation to the City of Folsom for $550,000, an additional receivable of $275,000 from Aerojet for the amount to be reimbursed and a net charge to administrative and general expenses in the amount of $275,000 for its share of the settlement payment; (iv) an increase in insurance premiums of approximately $610,000; (v) a $351,000 increase in rent expense for office space and the telephone system; (vi) an increase in regulatory commission expenses of approximately $149,000, and (vii) a $494,000 net increase in other miscellaneous expenses primarily related to bank fees, postage, supplies and other general corporate expenses. These increases were offset by a decrease of $741,000 in pension costs as a result of favorable changes to actuarial assumptions.

There was also an increase of $2.1 million in contracted services administrative and general expenses due primarily to: (i) the recovery in 2006 of transition period operating expenses of about $672,000 at the various military bases pursuant to the contracts with the U.S. government; there was no such recovery in 2007; (ii) an increase of approximately $367,000 in outside services including legal and consulting costs; (iii) an approximate $402,000 increase in labor and employee benefit costs; and (iv) an increase of $526,000 in allocation from the corporate headquarters to the Military Utility Privatization Subsidiaries. A final decision on the general rate case for GSWC’s Region II and the application to cover general office expenses allocated to Regions II and III were approved on November 16, 2007 and imposed an increased allocation of corporate headquarters’ expenses to contracted services. This adjustment was retroactive to January 1, 2007 and was made in the fourth quarter of 2007, thus negatively impacting contracted services’ pretax income and positively impacting water and electric services’ pretax income by the same amount.

Depreciation and Amortization

For the year ended December 31, 2007, depreciation and amortization expense increased by 10.2% to $28.9 million compared to $26.3 million for the year ended December 31, 2006 reflecting, among other things, the effects of closing approximately $73 million of additions to utility plant during 2006, depreciation on which began in January 2007. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

Maintenance

For the year ended December 31, 2007, maintenance expense increased by 28.8% to $15.8 million compared to $12.3 million for the year ended December 31, 2006 due principally to an increase in planned and emergency maintenance on GSWC’s water supply and distribution facilities.  A significantly higher than anticipated number of water main repairs were completed during 2007, many of which were attributed to much colder than average temperatures reacting with the cast iron pipe materials in older sections of GSWC’s distribution system.  In January 2007, GSWC’s largest distribution system in Los Angeles County experienced over 200 leaks due to the colder than normal temperatures.  In addition to the increase in repairs to the distribution systems owned by GSWC, an increased effort in 2007 was focused on planned maintenance of fire hydrants, gate valves and flushing dead-end water lines compared to 2006.

GSWC also experienced an increase in planned and unplanned maintenance of its water supply sources, namely company-owned wells.  Many planned well treatment and rehabilitation projects were deferred in 2006 due to unanticipated water quality and mechanical problems in many wells discussed above.  In 2007, a number of new wells and treatment facilities were placed into service allowing GSWC to continue with the well maintenance projects originally scheduled for 2006 without experiencing a decline in groundwater production.  In general, well and pump maintenance expenses continue to increase due to rising labor and material costs and more stringent water discharge requirements.

These maintenance increases are included in each general rate case and are generally recovered in rates.  However, amounts included in each general rate case are estimated for future years and overages from those estimates may not be covered in rates.

Property and Other Taxes

For the year ended December 31, 2007, property and other taxes increased by 10.5% to $11.3 million compared to $10.2 million for the year ended December 31, 2006 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Construction Expenses

For the year ended December 31, 2007, ASUS construction expenses increased to $22.1 million compared to $9.0 million for the same period in 2006 reflecting the costs incurred for the construction of various improvements, renewals and replacements to the existing water and wastewater infrastructures at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to new contracts entered into in early 2006. The increase in construction activity resulted from amendments to the original 50-year contracts with the U.S. government which required the construction of additional improvements at the various military bases. As previously mentioned, ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas. As a result of this new project, construction expenses increased by $15.7 million during 2007. The project was completed in August 2007. The increase in construction expenses because of this project was partially offset by other non-recurring construction projects that were completed in 2006.

Net Gain on Disposal of Property

For the year ended December 31, 2007, Registrant recorded a net pretax gain of $584,000 on the disposal of property. This gain includes a settlement of $325,000 reached with the Los Angeles Unified School District in connection with the condemnation of a parcel of land for the purpose of constructing a high school. This parcel of land had not been used for a number of years in GSWC’s public utility operations. In addition, there was a gain of $238,000 related to the sale of property in the City of Claremont. Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the year ended December 31, 2007, interest expense increased by 2.2% to $21.6 million compared to $21.1 million for the year ended December 31, 2006 primarily reflecting higher interest rates. There was also an increase in short-term borrowings. Average bank loan balances outstanding under an AWR credit facility for the year ended December 31, 2007 were approximately $32 million, as compared to an average of $28 million during the same period of 2006.

Interest Income

Interest income decreased by $447,000 for the year ended December 31, 2007 due primarily to the initial recording in the first quarter of 2006 of interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC. As a result, the interest income accrued on the memorandum account decreased by $355,000 between the two periods. In addition, interest income decreased reflecting the receipt of interest amounting to $381,000 related to a $3.0 million Internal Revenue Service refund received in May 2006. These decreases were partially offset by an increase in interest earned on short-term cash surplus.

Other

For the years ended December 31, 2007 and 2006, Registrant recorded other income of $299,000 and $459,000, respectively, as a result of its ownership interest in a non-operating equity investment.

Income Tax Expense

For the year ended December 31, 2007, income tax expense increased by 32.6% to $20.8 million compared to $15.7 million for the year ended December 31, 2006 due, in part, to an increase in pretax income of 25.9%. In addition, the effective tax rate (“ETR”) for the year ended December 31, 2007 was 42.6% as compared to a 40.5% ETR applicable to the year ended December 31, 2006. The variance between the ETR and the statutory tax rate primarily results from differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.  The increase in the ETR in 2007 is principally due to a net increase in compensatory-related flow-through adjustments.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. In addition, during the third quarter of 2005, AWR filed an amended tax return for 2001 with the IRS which was subject to IRS and Congressional Joint Committee of Taxation (“JCT”) review. During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest. Consequently, in the second quarter of 2006, AWR recorded a tax benefit of $400,000, of which $351,000 was attributable to GSWC.  There was no such corresponding benefit in 2007.

Consolidated Results of Operations - Years Ended December 31, 2006 and 2005 (dollars in thousands)

	Year	Year
	Ended	Ended	$	%
	12/31/2006	12/31/2005	CHANGE	CHANGE
OPERATING REVENUES
Water	$222,912	$205,691	$17,221	8.4%
Electric	29,268	27,224	2,044	7.5%
Contracted services	16,449	5,213	11,236	215.5%
Total operating revenues	268,629	238,128	30,501	12.8%

OPERATING EXPENSES
Water purchased	44,641	46,326	(1,685)	-3.6%
Power purchased for pumping	10,007	8,488	1,519	17.9%
Groundwater production assessment	9,033	8,318	715	8.6%
Power purchased for resale	14,383	13,238	1,145	8.6%
Unrealized loss (gain) on purchased power contracts	7,071	(5,445)	12,516	-229.9%
Supply cost balancing accounts	(1,835)	(4,425)	2,590	58.5%
Other operating expenses	24,134	21,202	2,932	13.8%
Administrative and general expenses	47,110	45,255	1,855	4.1%
Depreciation and amortization	26,272	21,962	4,310	19.6%
Maintenance	12,254	10,727	1,527	14.2%
Property and other taxes	10,187	9,412	775	8.2%
Construction expenses	9,024	1,770	7,254	409.8%
Net gain on disposal of property	(258)	—	(258)	100.0%
Gain on settlement for removal of wells	—	(760)	760	-100.0%
Total operating expenses	212,023	176,068	35,955	20.4%

OPERATING INCOME	56,606	62,060	(5,454)	-8.8%

OTHER INCOME AND EXPENSES
Interest expense	(21,121)	(14,657)	(6,464)	44.1%
Interest income	2,818	1,103	1,715	155.5%
Other	459	—	459	100.0%
	(17,844)	(13,554)	(4,290)	31.7%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	38,762	48,506	(9,744)	-20.1%

Income tax expense	15,681	21,740	(6,059)	-27.9%

NET INCOME	$23,081	$26,766	$(3,685)	-13.8%

Net income decreased by 13.8% for the year ended December 31, 2006, to $23.1 million, which is equivalent to $1.34 and $1.33 per common share on a basic and fully diluted basis, respectively, compared to $26.8 million or $1.58 and $1.57 per share on a basic and fully diluted basis, respectively, for the year ended December 31, 2005. Impacting the comparability in the results of the two periods are the following significant items:

•                     A favorable decision issued by the CPUC on July 21, 2005 regarding the Aerojet memorandum account which added about $4.3 million to net income in July 2005 or approximately $0.25 per share. GSWC was authorized to collect the balance of the Aerojet litigation memorandum account of approximately $21.3 million, through a rate surcharge, which will continue for no longer than 20 years.  As a result of this decision, in July 2005 GSWC recorded an increase of approximately $6.2 million to the Aerojet regulatory asset to include previously expensed carrying and other costs, and recorded a corresponding pre-tax gain.  In addition, GSWC was ordered to restore to the appropriate plant accounts, those amounts that have been reimbursed by Aerojet pursuant to the settlement. This resulted in GSWC recording an approximate $1.0 million decrease to depreciation expense during the third quarter of 2005.  There were no similar entries during the year ended December 31, 2006.  The following is a summary of the impact on the results of operations for the year ended December 31, 2005 resulting from this decision (in thousands):

Amount
Operating Expenses	Increase / (Decrease)
Power purchased for resale	$(31)
Other operating expenses	(460)
Administrative and general expenses	(17)
Depreciation and amortization	(992)
Total pre-tax impact to operating expenses	(1,500)

Interest
Interest expense	(5,085)
Interest income	607
Total net interest charges	(5,692)

Total pre-tax impact to results of operations	$7,192
Impact to taxes on income	2,930
Total impact to net income	$4,262

Impact to Basic Earnings per Share	$0.25
Impact to Diluted Earnings per Share	$0.25

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

Eliminating the effects of the two items discussed above, basic and diluted earnings per share for 2006 would have increased by $0.44 per share as compared to 2005, resulting primarily from the following:

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

•                    An increase in pretax operating income from contracted services at ASUS of $2.8 million, or $0.10 per share, as compared to the same period of 2005 by operating and maintaining the water and wastewater systems for the U.S. government. The increases included revenue recognized for certain special projects and reimbursement of various operating costs incurred during the period of transition of the operation and maintenance of the water and wastewater systems at military bases in Maryland and Virginia formerly owned and operated by the U.S. government.

•                    A $2.3 million increase in interest income, excluding the impact of the Aerojet decision in July 2005 mentioned above, or $0.08 per share, resulting from interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC and interest income related to a $3.0 million Internal Revenue Service refund received in May 2006.

•                   A lower effective tax rate increased earnings by $0.10 per share resulting primarily from: (i) a $400,000 tax benefit relating to a $3.0 million IRS refund received in May 2006, and (ii) differences between book and taxable income, which are treated as flow-through adjustments in accordance with regulatory requirements.

•                    Higher operating expenses as described below.

Operating Revenues

Water:

For the year ended December 31, 2006, revenues from water operations increased by 8.4% to $222.9 million, compared to $205.7 million for the year ended December 31, 2005. Higher water revenues reflect rate increases since 2005 covering almost all water customers, which contributed $11.1 million in increased revenues. In addition, an increase of about 2.3% in billed water consumption resulting from changes in weather conditions between the two periods, also increased revenues by approximately $2.6 million. Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

Furthermore, there was an increase of $3.5 million in GSWC’s water revenues due to a decision issued by the CPUC on April 13, 2006 enabling GSWC to record $3.5 million, or 100%, of water rights lease revenues from the City of Folsom from January 2004 to December 2006. Prior to this decision, the apportionment of any lease revenues that GSWC collected in 2004 and 2005, totaling $2.3 million, had been included in a regulatory liability account and no amounts were recognized as revenues until regulatory uncertainties about this matter were resolved. Registrant also recorded additional revenue of $1.2 million, reflecting the 2006 annual water rights lease revenues.

Electric:

For the year ended December 31, 2006, revenues from electric operations increased by 7.5% to $29.3 million compared to $27.2 million for the year ended December 31, 2005. The increase reflects primarily a 7.0% increase in kilowatt-hour (“KWh”) usage, due to changes in weather conditions which caused the usage of snow-making machines to increase in 2006. The cooler 2006 winter weather as compared to the same period in the prior year allowed the ski resorts (industrial customers) to remain open well into May, operating their lifts and some snow-making in the evening hours. New rates authorized by the CPUC for the investment in an 8.4 megawatt (“MW”) natural gas-fueled generation facility also contributed to the increase. The new rates went into effect on April 15, 2005 and have generated approximately $2.7 million in additional annual revenues, subject to refund pending the CPUC’s final cost review.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona in order to recover operating expenses and provide for a fair return on invested and borrowed capital used to fund utility plant. Without adequate rate relief granted in a timely manner, revenues and earnings can be negatively impacted.

Contracted Services:

For the year ended December 31, 2006, revenues from contract services increased by 215.5% to $16.4 million compared to $5.2 million for the year ended December 31, 2005 due primarily to an increase of $8.4 million related to construction revenues with the U.S. government based on the percentage-of-completion method of accounting for the construction of certain improvements, renewal and replacements to the existing water and wastewater infrastructures at Fort Bliss and at the new military bases located in Virginia and Maryland pursuant to new military contracts entered into in early 2006.  Some of the construction projects in 2006 were firm fixed price contracts and supplemental to ASUS’ 50-year contracts with the U.S. government. There were also additional revenues totaling $3.2 million generated from operating and maintaining the water and wastewater systems under the new military contracts in Virginia and Maryland.

Operating Expenses:

Supply Costs

For general discussion on supply costs, see discussion in the 2007 versus 2006 results. Supply costs accounted for approximately 36% and 41% of total operating expenses for the years ended December 31, 2006 and 2005, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the years ended December 31, 2006 and 2005 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2006	12/31/2005	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$222,912	$205,691	$17,221	8.4%
WATER SUPPLY COSTS:
Water purchased (1)	$44,641	$46,326	$(1,685)	-3.6%
Power purchased for pumping (1)	10,007	8,488	1,519	17.9%
Groundwater production assessment (1)	9,033	8,318	715	8.6%
Water supply cost balancing accounts (1)	(3,141)	(6,382)	3,241	-50.8%
TOTAL WATER SUPPLY COSTS	$60,540	$56,750	$3,790	6.7%
WATER MARGIN (2)	$162,372	$148,941	$13,431	9.0%
PERCENT MARGIN - WATER	72.8%	72.4%

ELECTRIC OPERATING REVENUES (1)	$29,268	$27,224	$2,044	7.5%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$14,383	$13,238	$1,145	8.6%
Electric supply cost balancing accounts (1)	1,306	1,957	(651)	-33.3%
TOTAL ELECTRIC SUPPLY COSTS	$15,689	$15,195	$494	3.3%
ELECTRIC MARGIN (2)	$13,579	$12,029	$1,550	12.9%
PERCENT MARGIN - ELECTRIC	46.4%	44.2%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled ($1,835,000) and ($4,425,000) for the years ended December 31, 2006 and 2005, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts, or other operating expenses.

For the year ended December 31, 2006, 44% of the Company’s water supply mix was purchased as compared to 47% purchased for the year ended December 31, 2005. This change in mix resulted in improved percent margins in 2006 compared to the same period in 2005. In addition, water gross margin for the year ended December 31, 2006 included the $2.3 million water rights lease revenues from the City of Folsom. Without the $2.3 million of water rights lease revenues in 2006, water gross margin for the year ended December 31, 2006 would have been 72.6%.  Furthermore, water gross margin for the year ended December 31, 2005 included $4.3 million under-collections approved by the CPUC in 2005 related to Region III’s 2001-2004 supply cost memorandum accounts, which reduced the 2005 expense.  Without the $4.3 million in 2005, water gross margin for the year ended December 31, 2005 would have been 70.3%.

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

For the year ended December 31, 2006, the increases in power purchased for pumping and groundwater production assessments were due to higher water supply demand and an increase in pumping volume resulting from the favorable supply mix change as previously discussed. There were also increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2005 and 2006.  Average pump tax rates increased in Regions II and III in July 2006 by approximately 2% and 4%, respectively, and 5% and 11% in July 2005, respectively. Again, the supply cost balancing account tracks the increases in pump tax rates for future recovery in water rates.

For a general discussion on increases and decreases to the supply cost balancing accounts in the Statements of Income, see 2007 versus 2006 results.  For the year ended December 31, 2006, the provision for water supply cost balancing accounts increased by $3.2 million as compared to the year ended December 31, 2005.  The increase was primarily due to the approval by the CPUC and recording in June and October 2005 of $4.3 million under-collections related to Region III’s 2001-2004 supply cost memorandum accounts, which reduced the 2005 expense.  GSWC began recording under- and over- collections on a monthly basis for 2006 pursuant to a CPUC decision issued in 2006.  This increase as compared to 2005 was partially offset by a $1.0 million net decrease in the provision for water supply cost balancing accounts due to an increase in under-collections in 2006.

For the year ended December 31, 2006, cost of power purchased for resale to customers in GSWC’s BVES division increased by 8.6% to $14.4 million compared to $13.2 million for the year ended December 31, 2005, primarily reflecting higher customer demand during the year ended December 31, 2006.  In addition, in November of 2004 the Federal Energy Regulatory Commission (“FERC”) ordered Mirant Americas Energy Marketing (“Mirant Marketing”) to reimburse $247,000 of the amount GSWC had refunded to Mirant Marketing in previous years. GSWC received and recorded the reimbursement of $247,000, plus interest, from Mirant Marketing in May of 2005. GSWC recorded the Mirant Marketing reimbursement in its supply cost balancing account which also resulted in no net impact on earnings in 2005.  There was also a net decrease of $651,000 in the 2006 electric supply cost balancing account due to an increase in net under-collections of $404,000 for 2006, and the refund payment of $247,000 received in 2005 from Mirant Marketing for purchased energy cost.

Unrealized Loss (Gain) on Purchased Power Contracts

The $7.1 million pretax unrealized loss on purchased power contracts for the year ended December 31, 2006 was due to a decrease in the then current forward market prices since December 31, 2005. There was a $5.4 million pretax unrealized gain on purchased power contracts for the year ended December 31, 2005. Unrealized gains and losses at BVES will continue to impact earnings during the life of the contract with PWMT (assigned to Morgan Stanley Capital Group, Inc. in 2007) which terminates in 2008. As a result, GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized loss of $3.7 million as of December 31, 2006.  Gains or losses on these contracts will be recognized in earnings through the expiration of the contracts on December 31, 2008.

Other Operating Expenses

For the years ended December 31, 2006 and 2005, other operating expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2006	12/31/2005	CHANGE	CHANGE
Water Services	$19,847	$18,110	$1,737	9.6%
Electric Services	1,789	1,763	26	1.5%
Contracted Services	2,498	1,329	1,169	88.0%
Total other operating expenses	$24,134	$21,202	$2,932	13.8%

For the year ended December 31, 2006, other operating expenses for water services increased by 9.6% to $19.8 million compared to $18.1 million for the year ended December 31, 2005 due primarily to: (i) a $460,000 downward adjustment in July of 2005 reflecting the approval from the CPUC of previously incurred operating expenses in the Aerojet matter, previously discussed; (ii) higher chemicals and water treatment costs of $445,000; (iii) an increase of $289,000 in bad debt expense relating to miscellaneous accounts receivable balances, and (iv) approximately $468,000 of higher other operating material and service expenses.

There was also an increase in other operating expenses of $1.2 million for contracted services primarily due to higher operating expenses of $1.7 million at ODUS and TUS due to the commencement of operation of the water and wastewater systems at military bases in Maryland and Virginia in early 2006. These increases were partially offset by a decrease in other operating expenses at FBWS of $463,000 due primarily to an increase in reimbursements from the U.S. government and contractors, for operating expenses incurred at Fort Bliss.

Administrative and General Expenses

For the years ended December 31, 2006 and 2005, administrative and general expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2006	12/31/2005	CHANGE	CHANGE
Water Services	$37,995	$36,143	$1,852	5.1%
Electric Services	5,013	4,813	200	4.2%
Contracted Services	4,102	4,299	(197)	-4.6%
Total administrative and general expenses	$47,110	$45,255	$1,855	4.1%

For the year ended December 31, 2006, administrative and general expenses for water and electric services increased by $2.1 million primarily due to increases in: (i) pensions and benefits of $211,000 caused by actuarial assumption changes in the mortality tables; (ii) stock-based compensation expense of $511,000 due to the adoption of SFAS No. 123(R) effective January 1, 2006; (iii) labor cost increases of $924,000 due to higher wages, and (iv) various other benefits, office, supplies and rent expenses of $461,000.

Administrative and general expenses decreased by $197,000 for contracted services due to: (i) an increase of $253,000 in reimbursements by the U.S. government of indirect costs incurred by FBWS, and (ii) lower outside services and other expenses at ASUS totaling $485,000.  These decreases were offset by higher administrative and general expenses of approximately $541,000 at ODUS and TUS due to the commencement of operation of the water and wastewater systems at military bases in Maryland and Virginia in early 2006.  This increase at ODUS and TUS is net of the recovery of transition period operating expenses of about $672,000 at these military bases.

Depreciation and Amortization

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

Property and Other Taxes

For the year ended December 31, 2006, property and other taxes increased by 8.2% to $10.2 million compared to $9.4 million for the year ended December 31, 2005 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Construction Expenses

For the year ended December 31, 2006, ASUS’ construction expenses increased to $9.0 million compared to $1.8 million for the year ended December 31, 2005 reflecting the costs incurred for the construction of various improvements, renewals and replacements to the existing water and wastewater infrastructures at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to new military contracts entered into in early 2006.  The increase resulted from amendments to the original 50-year contracts with the U.S. government which required the construction of additional improvements at the various military bases.

Net Gain on Disposal of Property

For the year ended December 31, 2006, Registrant recorded a net pretax gain of $258,000 on the sale of non-utility property.  There was no similar gain in the same period of 2005.

Gain on Settlement for Removal of Wells

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

Interest Income

For the year ended December 31, 2006, interest income increased by 155.5% to $2.8 million compared to $1.1 million for the year ended December 31, 2005 due primarily to: (i) interest of $1.4 million accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC; (ii) interest income of $381,000 related to a $3.0 million IRS refund received in May 2006, and (iii) interest earned on short-term cash surplus. These 2006 increases were partially offset by the recognition in July 2005 of approximately $607,000 in interest income earned on the $8.0 million Aerojet long-term note receivable.  The recording of the interest income had been deferred pending the final CPUC decision on the Aerojet matter.  Registrant has since been recording the interest income on the $8.0 million Aerojet long-term note receivable on a monthly basis.

Other

For the year ended December 31, 2006, Registrant recorded other income of $459,000 as a result of its ownership interest in a non-operating equity investment.

Income Tax Expense

For the year ended December 31, 2006, income tax expense decreased by 27.9% to $15.7 million compared to $21.7 million for the year ended December 31, 2005 due, in part, to a decrease in pretax income of 20.1%.  In addition, the decrease was as a result of flow-through adjustments and a refund claim, as discussed further, below. The ETR for the year ended December 31, 2006 decreased by approximately 4.3 percentage points to 40.5% as compared to a 44.8% ETR applicable to the year ended December 31, 2005. The variance between the ETR and the statutory tax rate is primarily the result of differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. During the second quarter of 2005, the recognition of the federal effect of state taxes was adjusted to conform to the flow-through method reflected in the tax calculation for ratemaking purposes, which partially defers the recognition of the effect to the subsequent tax year. This reduced income tax expense by $210,000 for the year ended December 31, 2006. During the third quarter of 2005, AWR filed an amended tax return for 2001 with the IRS which was subject to IRS and JCT review. During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest. Consequently, in the second quarter of 2006, AWR recorded a tax benefit of $400,000, of which $351,000 was attributable to GSWC. The effect of the difference between the cash received and this tax benefit is reflected between the current and deferred tax provisions, which did not impact net tax expense.  The refund-claim benefit contributed to 1.0 of the 4.3 percentage point ETR reduction referred to, above.

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

Accounting for Rate Regulation — Because the Registrant operates extensively in a regulated business, it is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Application of SFAS No. 71 requires accounting for certain transactions in accordance with regulations defined by the respective regulatory commission of the state in which operations are conducted.  Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When either GSWC or CCWC file for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances could occur.   In the event that a portion of the Registrant’s operations is no longer subject to the provisions of SFAS No. 71, Registrant would be required to write-off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired.  If a regulatory commission determined that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant would be required to determine if it had suffered an asset impairment that would require a write-down in the assets’ valuation.  At December 31, 2007, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of approximately $87.0 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or the impact of regulatory approval of rates.

As permitted by the CPUC, GSWC maintains water and electric supply cost balancing accounts to track under and over collections of revenues designed to recover such costs. These under-collections and over-collections are included in AWR’s regulatory assets, net of regulatory liabilities of approximately $87.0 million as of December 31, 2007.  Costs are recorded as expenses and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. The amounts included in these accounts primarily relate to increases in amounts charged to GSWC for purchased water, purchased power, and pump taxes that are different from amounts incorporated into the rates approved by the CPUC.  GSWC accrues interest on its supply cost balancing accounts at the prevailing rate for 90-day commercial paper.  The under-collections and over-collections are recorded as regulatory assets and liabilities in accordance with SFAS No. 71 on a monthly basis.  Reviews by the CPUC occur at the time of the filing of a rate case or an advice letter.  Management continually evaluates the anticipated recovery of these under-collections and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset would be adjusted to reflect the change in our assessment or change as a result of regulatory approval.  Recent adjustments to the regulatory assets based on amounts approved by the CPUC have not been material.

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

Revenues from non-regulated operations and maintenance agreements are recognized when services have been rendered to companies, municipalities or the U.S. government under such agreements. Revenues from firm, fixed-price construction contracts pursuant to 50-year contracts with the U.S. government are recognized on the percentage-of-completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on contracts not yet completed.  The amount of revenue recognized is based on costs expended to date and is measured by the percentage of the actual cost to-date to the estimated total cost for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method.

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

Effective January 1, 2007, Registrant and GSWC adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of adoption, Registrant and GSWC increased their retained earnings by approximately $181,000 and $185,000, respectively. As of the adoption date and at December 31, 2007, Registrant’s total amount of unrecognized tax benefits was $4.8 million and $5.1 million, respectively, of which $118,000, if recognized, would affect the effective tax rate. See Note 9 (Income Taxes) of Notes to Consolidated Financial Statements.

Impairment of Goodwill and Other Long-Lived Assets — In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Registrant reviews for impairment all long-lived assets, including goodwill which totals approximately $11.4 million as of December 31, 2007. We completed our impairment testing as of December 31, 2007 and determined that there was no impairment loss related to goodwill.  If changes in circumstances or events occur, or estimates and assumptions which were used in our impairment test change, we may be required to record an impairment charge for goodwill.   Periodically, we also review for possible impairment our utility plant in service in accordance with SFAS No. 90, “Regulated Enterprises — Accounting for Abandonments and Disallowances of Plant Costs”.  During 2007, 2006 and 2005, approximately $53,000, $317,000 and $269,000, respectively, was written-off due to disallowances by the regulator.  We determined that there are no other impairment losses for 2007. We also review regulatory assets for the continued application of SFAS No. 71.

Derivative Instruments — GSWC is a party to various block-forward purchase power contracts. Certain of these contracts qualify as an exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts that do not qualify for the normal purchases and normal sales exception have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings. On a monthly basis, the related asset or liability will be adjusted to reflect the fair market value at the end of the month. As these contracts are settled, the realized gains or losses will be recorded in power purchased for resale, and the unrealized loss will be reversed. As a result, GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized loss of $1,554,000 as of December 31, 2007 which will be realized in earnings during 2008. This also resulted in a pretax unrealized gain of $2,100,000 and $5,445,000 for the years ended December 31, 2007 and 2005, respectively, and a pretax unrealized loss of $7,071,000 for the year ended December 31, 2006.  The increases in the unrealized gain in 2007 resulted from increases in energy prices.  The market prices for energy used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications.

Unrealized gains and losses will continue to affect earnings until the expiration of these contracts in 2008 based on changing energy prices and the impact of these unrealized gains and losses on earnings on a month-to-month basis may be material. For example, due to a continued increase in energy prices after December 31, 2007, the pretax unrealized loss on these contracts has changed from a cumulative unrealized loss of $1,554,000 at December 31, 2007 to a cumulative unrealized gain of approximately $574,000 at the end of February 2008, a positive impact of approximately $2,128,000 on pre-tax earnings for the two months ended February 29, 2008. We anticipate that changes in energy prices will continue to have a volatile impact on quarterly earnings until December 31, 2008, the expiration of these contracts.  GSWC is currently negotiating with an energy supplier for new contracts, which will be subject to CPUC approval.

Pension and Postretirement Medical Benefits - Registrant’s pension and postretirement medical benefit obligations and related costs are calculated using the actuarial concepts, within the framework of SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”, respectively.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. With assistance from our actuaries, we evaluate these critical assumptions annually. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension and postretirement expense. Our long-term expected return on plan assets was 7% in both 2007 and 2006, for both the pension and postretirement medical plans.

Pension Plan - For the pension plan obligation, Registrant increased the discount rate to 6.55% as of December 31, 2007 from 5.95% as of December 31, 2006 to reflect market interest rate conditions at December 31, 2007 measurement date. At December 31, 2007, Registrant’s pension plan included an $83.4 million projected benefit obligation (“PBO”), $68.4 million in accumulated benefit obligation (“ABO”) and $70.9 million in plan assets stated at fair value.  Total net period pension cost for 2007 was $5.0 million.  A 25 basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2007 by approximately $420,000 or 8.4%, and would have increased the PBO and ABO at December 31, 2007 by $3.1 million, or approximately 3.7%.  A 25 basis point decrease in the long-term return on pension plan asset assumption would have increased 2007 pension cost by approximately $162,000.  In addition, changes in the fair value of plan assets will impact future pension cost and the Plan’s funded status.  As of February 29, 2008, the fair value of the pension plan assets decreased to $67.9 million due to changes in market conditions.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements.  However, in 2007 Registrant began contributing the pension cost determined by SFAS No. 87 which exceeded the minimum required contribution.   In accordance with this funding policy, during 2008 our pension contribution is expected to be approximately $4.2 million. The Pension Protection Act of 2006 was signed into law in August 2006. In establishing the contribution amount, Registrant has considered the potential impact of funding rule changes under the Pension Protection Act of 2006 and at this time does not anticipate the need to revise this amount based on this Act.

Postretirement Plan - The discount rate for the postretirement medical benefit obligation was increased to 6.35% as of December 31, 2007 from 5.80% as of December 31, 2006.  At December 31, 2007, Registrant’s postretirement medical benefit plan reflected a $10.4 million PBO and $5.9 million in plan assets stated at fair value.  Total expense for this plan was $950,000 for 2007.  A 25 basis point decrease in the assumed discount rate would have increased the net periodic cost for 2007 by approximately $24,000 or 2.5%, and would increase the PBO and ABO at December 31, 2007 by approximately $269,000 or approximately 2.6%.  A 25 basis point decrease in the long-term return on postretirement plan asset assumption would have increased 2007 postretirement medical expense by approximately $13,000.  As of February 29, 2008, the fair value of the postretirement plan assets decreased to $5.6 million due to changes in market conditions.  Furthermore, increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2007 by $1.2 million and annual service and interest costs by $117,000.  Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2007 by $1.1 million and annual service and interest costs by $100,000.

Registrant adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” on December 31, 2006. As a result of adopting SFAS No. 158 on December 31, 2006, we recorded the underfunded status of our pension and other postretirement benefit plans on the balance sheet and recorded a regulatory asset for these costs that would otherwise be charged to common shareholders’ equity, as we anticipate recoverability of the costs through customer rates.   SFAS No. 158 did not currently change how net periodic costs for pensions and other postretirement benefits are accounted for in the statements of income. The PBO of the pension and other postretirement plans exceeded the related fair value of plan assets at the December 31, 2007 and 2006 measurement date by $16.9 million and $28.3 million, respectively.  The decrease in 2007 resulted primarily from the effect of an increase in discount rates and an increase in plan assets during 2007 due to positive equity market performance and pension contributions.

Liquidity and Capital Resources

AWR

Registrant’s regulated business primarily that of GSWC, is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, Registrant has access to a revolving credit facility with aggregate bank commitments of $85 million that is currently utilized to support operations.  Up to $20 million of this facility may be used for letters of credit. As of December 31, 2007, an aggregate of $37.2 million in cash borrowings were included in current liabilities and approximately $11.2 million of letters of credit were outstanding under this facility. AWR also has a Registration Statement on file with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of December 31, 2007, $156.5 million was available for issuance under this Registration Statement which will expire on November 30, 2008.  AWR is planning a common stock offering in 2008.

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of the California tests, at December 31, 2007, approximately $115.3 million was available from the retained earnings of GSWC to pay dividends to AWR.  GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $222.7 million was available to pay dividends to AWR as of December 31, 2007. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than .6667 to 1.  Dividends in the amount of $17.2 million, $17.2 million and $16.0 million were paid to AWR by GSWC in 2007, 2006 and 2005, respectively.

AWR has paid common dividends for over 75 consecutive years.  On January 29, 2008, AWR declared a regular quarterly dividend of $0.250 per Common Share. The dividend, totaling approximately $4.3 million, was paid on March 1, 2008 to common shareholders of record at the close of business on February 8, 2008.  In 2007, 2006 and 2005, AWR paid quarterly dividends to shareholders, totaling approximately $16.3 million or $0.955 per share, $15.4 million or $0.910 per share and $15.1 million or $0.900 per share, respectively. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and potential market interest rate increases. AWR believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

In August 2007, Standard & Poor’s (“S&P”) revised AWR’s rating to A with a stable outlook from A- with a positive outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

Cash Flows from Operating Activities:

Registrant’s future cash flows from operating activities will be affected by utility regulation; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water; weather and seasonality.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure at the different military bases.

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditures requirements. Registrant will seek access to debt and equity capital markets to meet the balance of capital expenditure requirements. There can be no assurance that Registrant will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in rate regulatory environments. Taking into account the factors noted above, Registrant also obtains cash from non-operating sources such as the proceeds from debt issuances, customer advances and contributions in aid of construction and equity offerings.

Net cash provided by operating activities was $51.0 million for the year ended December 31, 2007 as compared to $51.6 million for the same period ended December 31, 2006.  Higher operating costs paid during the period and the timing of cash receipts and billings from/to customers were offset by increases in 2007 operating revenues for GSWC due to increased rates and consumption.  Decreases were also partially offset by an increase in cash collected from the U.S. government on projects, primarily related to construction projects at Fort Bliss. Furthermore, cash provided by operating activities also decreased due to the receipt of a $3.0 million federal tax refund received in May 2006 as compared to $824,000 from the California Franchise Tax Board in August 2007. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations as adjusted by changes in working capital in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of construction expenditures, decreased to $49.3 million for the year ended December 31, 2007 as compared to $66.2 million for the year ended December 31, 2006.  This decrease was primarily due to completion of several water treatment, well and security construction projects in 2006 in GSWC’s Los Angeles County, Santa Maria and Barstow areas for which significant capital expenditures were incurred during 2006. Also, in 2007, cash flows used in investing activities due to capital expenditures were partially offset by an increase in proceeds received on the sale of property.

Cash flows used in investing activities are expected to rise during 2008 as construction expenditures are expected to be approximately $55 million to $60 million during 2008. Registrant intends to invest capital prudently to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn an appropriate rate of return on investment and a return of investment.  Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where it replaces infrastructure as needed, and major capital investment projects, where it will construct new water treatment and delivery facilities.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include the issuance and repayments of long-term debt and notes payable to banks, primarily through its wholly owned subsidiary, GSWC, the issuance of common shares, proceeds from stock option exercises, and the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances and contributions in aid of construction (net of refunds).

Net cash used in financing activities was $3.3 million for the year ended December 31, 2007 as compared to net cash provided of $4.8 million for the same period in 2006. The decrease of $8.1 million in net cash provided by financing activities was primarily caused by: (i) a decrease of about $2.7 million in advances for and contributions in aid of construction, net of refunds made; (ii) a $2.2 million decrease in proceeds from stock option exercises and related tax benefit, and the issuance of Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan; (iii) an increase of $947,000 in dividends paid to AWR’s shareholders; and (iv) a decrease of $2.7 million in the cash flows associated with the purchased power contracts.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding Common Shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, and timing of rate relief.

As mentioned previously, GSWC relies on external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable generally at rates ranging from 10% to 22% of the revenues received from the installation for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40 year periods.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

GSWC also has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of December 31, 2007, $50 million remained for issuance under this Registration Statement, which will expire on November 30. 2008.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $48.4 million for the year ended December 31, 2007 as compared to $53.8 million for the same period in 2006. The decrease of $5.4 million was primarily attributable to higher operating costs paid during the period and the timing of cash receipts and billings from/to customers, and the expiration of certain surcharges in rates in late 2006 for previously under-collected supply costs, offset by increases in 2007 operating revenues due to increased rates and consumption. In addition, cash provided by operating activities also decreased year over year due to the receipt of a $3.0 million federal tax refund received in May 2006 as compared to $824,000 from the Franchise Tax Board in August 2007.

Cash Flows from Investing Activities:

Net cash used in investing activities decreased to $46.1 million for the year ended December 31, 2007 as compared to $64.1 million for the same period in 2006. This decrease was primarily due to several water treatment, well and security construction projects that were completed in 2006 in GSWC’s Los Angeles County, Santa Maria and Barstow areas for which significant capital expenditures were incurred in 2006. GSWC anticipates that its capital expenditures for 2008 will approximate $55 million. Also, in 2007, cash used in investing activities due to capital expenditures were partially offset by an increase in proceeds received on the sale of property.

Cash Flows from Financing Activities:

Net cash used for financing activities was $2.6 million for the year ended December 31, 2007 as compared to net cash provided of $3.2 million for the same period in 2006. The decrease in net cash provided by financing activities was primarily caused by: (i) a decrease of about $2.3 million in advances for and contributions in aid of construction, net of refunds; (ii) a $463,000 decrease in tax benefits from the exercise of stock-based awards, and (iii) a decrease of $2.7 million in the cash flows associated with the purchased power contracts.

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

In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual payments to service debt are generally made from cash flow from operations.

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2007. All obligations and commitments are obligations and commitments of AWR unless otherwise noted.

	Payments/Commitments Due by Period (1)
		Less than 1
($ in thousands)	Total	Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$173,100	$—	$—	$—	$173,100
Private Placement Notes (3)	68,000	—	—	—	68,000
Tax-Exempt Obligations (4)	18,723	85	200	215	18,223
Other Debt Instruments (5)	1,427	224	491	464	248
Total GSWC Long-Term Debt	261,250	309	691	679	259,571
Chaparral City Water Co. Debt (6)	6,585	300	640	710	4,935
Total AWR Long-Term Debt	$267,835	$609	$1,331	$1,389	$264,506

Interest on Long-Term Debt (7)	$388,807	$18,729	$37,396	$37,249	$295,433
Advances for Construction (8)	84,479	2,741	4,993	4,961	71,784
Purchased Power Contracts (9)	12,015	12,015	—	—	—
Capital Expenditure Commitments (10)	16,666	16,666	—	—	—
Water Purchase Agreements (11)	93,443	17,873	35,746	35,377	4,447
Operating Leases (12)	8,066	2,501	2,989	1,995	581
Employer Contributions (13)	24,448	4,835	11,348	6,739	1,526
Chaparral City Water Co. (14)	5,080	195	390	390	4,105
SUB-TOTAL	$633,004	$75,555	$92,862	$86,711	$377,876

Other Commitments (15)	42,376

TOTAL	$943,215

(1) Excludes dividends and facility fees.

(2) The Notes and Debentures are issued under an Indenture dated as of September 1, 1993. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or cross default provisions.

(3) Private Placement Notes in the amount of $28 million were issued pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, a senior note in the amount of $40 million was issued in October 2005, to CoBank. Under the terms of the senior note, the Company may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of .6667 to 1 or a debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio of more than 8 to 1. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties.

(4) Consists of obligations under a loan agreement supporting $7.9 million in outstanding debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.8 million of obligations incurred by GSWC with respect to its 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. GSWC’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, GSWC has entered into agreements with various developers for 422 acre-feet, in aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of $886,000 outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $375,000 outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $166,000 outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6) Consists of $6.6 million of outstanding obligations under a loan agreement supporting Industrial Development Revenue Bonds. The loan agreement contains provisions that establish a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times interest expense.

(7) Consists of expected interest expense payments assuming Registrant’s long-term debt remains outstanding until maturity.  Current interest rates were used to estimate expected interest expense payments on variable rate long-term debt.

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

(10) Consists of noncancelable commitments primarily for capital projects under signed contracts.  In addition, during the second quarter of 2007, GSWC finalized a settlement with the South Coast Air Quality Management District that approved a Supplemental Environmental Program (“SEP”) which obligates GSWC to install and operate granular activated carbon filters at one of GSWC’s groundwater treatment facilities in Region II. It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009. Upon timely performance of all its obligations under the SEP, GSWC will be deemed released from any and all claims or penalties arising from the Notice of Violation. Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed.

(11) Water purchase agreements consist of: (i) contracts with various governmental entities to purchase imported water for an aggregate remaining commitment of $88.1 million.  Certain of these agreements had expired in 2007 but were renewed for an additional 5 years.  The current contracts expire on an agreement by agreement basis commencing in 2011 through 2012; (ii) a remaining amount of $2.7 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years), and (iii) an aggregate amount of $2.6 million of other water purchase commitments with other third parties. In some cases, the amount of the commitment is estimated based on current rates per acre-foot of water purchased.  These rates may be changed annually.

(12) Reflects Registrant’s future minimum payments under noncancelable operating leases.  During the first quarter of 2007, GSWC entered into a new operating lease for a facility located in San Dimas, California that will house certain departments. The term of the lease is for seven years. The minimum base rent will total approximately $2.0 million over the seven years.

(13) Primarily consists of Registrant’s expected contributions (all by employer) for its pension and postretirement plans in 2008, 2009, 2010 and 2011, as estimated by Registrant’s actuary. These amounts are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan). Registrant has included as an obligation the estimated minimum required contributions to its pension plan computed by its actuary. These amounts are subject to change based on the significant impact that returns on plan assets and changes in discount rates might have on such amounts.  Also included are Registrant’s estimated future contributions for the Supplemental Executive Retirement Plan which equal the expected benefit payments under this plan.

(14) CCWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 6,978 acre-feet of water per year from CAP. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.1 million as of December 31, 2007.

(15) Other commitments consist of: (i) an $85 million syndicated revolving credit facility, of which $37.2 million was outstanding as of December 31, 2007; (ii)  $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells

Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations); (iii) an irrevocable letter of credit in the amount of $700,000 that expires in October 2008 for the deductible in Registrant’s business automobile insurance policy; (iv) an irrevocable letter of credit in the amount of $580,000 that expires in October 2008 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power, and (v) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.

Under the terms of its power purchase contracts with MSCG, GSWC is required to post security, at the request of the seller, if GSWC is in default under the terms of the contract and the future value of the contract is greater than the future value of contracts of a similar term on the date of default. GSWC will be in default under the terms of these contracts if its debt is rated less than BBB- by S&P or Fitch, Inc. (“Fitch”) or less than Baa3 by Moody’s Investor Services, Inc.  GSWC currently has a senior unsecured debt rating of A with a stable outlook by S&P and A2 with a stable outlook by Moody’s. Fitch does not rate GSWC.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Moody’s debt ratings range from Aaa (best quality) to C (lowest quality). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

On January 31, 2006, ASUS, entered into a water purchase agreement to acquire 5,000 acre-feet of water rights from Natomas for a base price of $2,500 per acre-foot of water payable in payments contingent on achievement of specific milestones and events.  Because of the contingencies, this agreement has not been included in the table above.

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

For the Military Utility Privatization Subsidiaries, the contract price for each of the military contracts is subject to price redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts.  These price redeterminations, include adjustments to reflect changes in operating conditions, as well as inflation in costs.   Like our regulated enterprise, recovery of the effects of inflation is dependent upon receiving adequate and timely price redeterminations.  ASUS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006 and expects delays in redetermination of prices at bases in Virginia and Maryland following the completion of the first two years of operations in February 2008.  Delays may also occur at additional bases in Virginia following completion of the first two years of operations in April 2008.  At Fort Bliss, management fees for operation and maintenance of the water and wastewater systems, which were based on cost levels prevailing in 2002 when the contract was first being negotiated, have not been adjusted as yet to adequately cover increased operating costs.  Price redeterminations are expected to be filed in 2008 for the bases at Fort Bliss, the four bases in Virginia and Andrews Air Force Base.

Bear Valley Electric Service of GSWC

As of December 31, 2007, GSWC had accrued $18.3 million in under-collected power costs, partially incurred during the energy crisis in late 2000 and 2001 in connection with providing service to its Bear Valley Electric customers. GSWC is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual costs for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed, unless the CPUC approves adjustments.

Power Supply Arrangements at GSWC’s Bear Valley Electric Service Area

Most of the electric energy sold by GSWC to customers in its BVES area is purchased from others.

During the California energy crisis, GSWC entered into a five-year and nine-month, block forward purchase contract with Mirant Marketing for 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006 to stabilize our purchased energy costs for the electric division. The contract with Mirant Marketing had physical delivery requirements and hence did not require derivative accounting treatment.  However, in an attempt to take advantage of the lower energy prices in 2002, GSWC entered into blended and extended purchase power contracts with PWMT, effective November 2002 and expiring on December 31, 2008.  As previously discussed, in June 2007, PWMT sold many of its wholesale power contracts to MSCG. The sale included the contract between PWMT and GSWC. GSWC was notified by PWMT about the sale of its contracts, and in September 2007 an assignment agreement was executed by GSWC, PWMT and MSCG that became effective November 1, 2007. The assignment agreement retained the identical terms and conditions of the original contract.  In anticipation of the expiration of this contract with MSCG on December 31, 2008, GSWC is currently exploring alternatives including other long-term purchase power contracts with other vendors.

GSWC previously filed a complaint with the FERC seeking to reduce the $95 rate in the Mirant Marketing contract to a just and reasonable price. The FERC denied GSWC’s complaint and GSWC appealed the denial. On December 19, 2006, the United States Court of Appeals for the Ninth Circuit issued an opinion granting the petition filed by GSWC for a review of the orders that the FERC issued.   The Court’s opinion remanded the case back to the FERC, finding that the FERC applied the wrong legal standard and ignored relevant factors in denying the Company’s complaint. The FERC did not request a rehearing by the Court of Appeals and Mirant Marketing , unlike other defendants in similar cases, did not file a request with the United States Supreme Court for review of the Court of Appeals decision.  Therefore, the Court of Appeals decision remanding the case to the FERC for re-hearing is final.  Notwithstanding the fact that GSWC’s case is not before the US Supreme Court, the decision of the Supreme Court in the companion cases to Registrant’s will have an impact on FERC’s re-hearing of GSWC’s case.  Briefs and reply briefs have been filed with the Supreme Court and oral hearings in those cases were held on February 19, 2008.  A decision from the Supreme Court is expected by June 2008.

Under the MSCG agreements, GSWC exchanged 15 MWs at $95 per MWh (per the Mirant Marketing contract) of electric energy with MSCG at $74.65 per MWh.  As a result, there was an upfront payment by MSCG to GSWC of $20.35 per MWh for 15 MWs over the period beginning November 1, 2002 through December 31, 2006, during which there was no physical delivery by MSCG to GSWC.  This upfront payment was recorded as a reduction of purchased power costs that are included in the electric supply cost balancing account.  Settlement of these contracts occurred on a net or cash basis through 2006 and will occur by physical delivery through 2008. Upon the expiration of the Mirant Marketing contract at the end of 2006, GSWC began taking physical delivery under the PWMT (now MSCG) purchase power contracts and will continue through 2008. Because the MSCG contracts required mostly the exchange of cash and no physical delivery, these contracts qualify as an embedded financing transaction with MSCG, which is subject to SFAS No. 133.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value.

The average minimum monthly load at BVES customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, GSWC buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market sporadically. The average cost of power purchased, including the transactions in the spot market, was approximately $76.69 per MWh for the year ended December 31, 2007 as compared to $76.72 per MWh for the same period of 2006. GSWC’s average energy costs are impacted by pricing fluctuations on the spot market.

Generation Facility

As a means of meeting the increasing demands for energy, GSWC has constructed a natural gas-fueled 8.4 MW generation facility.  The generator went on line during the third quarter of 2004. GSWC filed for increased rates in the third quarter of 2004.  In April 2005, new customer rates went into effect related to this generation plant, which has resulted in an increase of approximately $2.3 million in annual revenue based on an estimated total capital-related cost of $13 million. The rates are subject to refund pending CPUC’s final cost review. The CPUC also ordered GSWC to establish a memorandum account to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to customers. During the third quarter of 2007, GSWC received vendor credits of approximately $851,000, which reduced the actual recorded costs of the generation plant below $13 million.  As a result, GSWC has recorded as of December 31, 2007, a regulatory liability of $178,000 with a corresponding reduction in electric revenues for probable refunds to customers related to the generation plant.

Contracted Services

ASUS and its subsidiaries are required to make a good faith effort to achieve its small business subcontracting plan goals pursuant to U.S. government regulation. If ASUS fails to use good faith efforts to meet these goals, the U.S. government may assess damages against ASUS and its subsidiaries.  The U.S. government has the right to offset claimed damages against any amounts owed to ASUS and its subsidiaries. On March 4, 2008, ASUS received a letter from the U.S. Army demanding payment of approximately $7.5 million in liquidated damages for alleged failure at one subsidiary of ASUS to make a good faith effort to achieve its small business subcontracting goals. Further, the U.S. Army has the right to offset the claimed damages against any amounts owed to this subsidiary. ASUS strongly disagrees with the position taken by the U.S. Army on its merits and will vigorously follow the disputes provision in its contract to have the position overturned.   As such, no provision for loss has been recorded.

Construction Program

Registrant’s businesses require significant annual capital expenditures. GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2007, GSWC has unconditional purchase obligations for capital projects of approximately $16.7 million.  In addition, GSWC is expected to incur capital expenditures in 2008 of approximately $53 million to $58 million primarily for upgrades to its water supply and distribution facilities.  During the years ended December 31, 2007, 2006 and 2005, GSWC spent $46.7 million, $64.5 million and $65.2 million, respectively, for these purposes.  A portion of these capital expenditures is funded by developers through either advances, which must be repaid, or contributions in aid of construction, which are not required to be repaid.

CCWC is expected to incur capital expenditures in 2008 of approximately $2.0 million, compared to capital expenditures of $2.9 million, $1.9 million and $3.9 million in 2007, 2006 and 2005, respectively.

ASUS is expected to incur capital expenditures in 2008 of approximately $22.0 million, most of which will be funded by the U.S. government.  In the event that ASUS needs to pre-fund capital projects for an interim period of time, a financing cost is charged to the U.S. government.  In 2008, it is expected that several capital projects at certain Military Utility Privatization Subsidiaries will exceed the funding by the U.S. government for that year and will be paid by the U.S. government over a period of years.  Interest  will be charged to the U.S. government for this lag in cash receipts.

AWR has no material capital expenditure commitments.

Regulatory Matters

Certificates of Public Convenience and Necessity

GSWC holds Certificates of Public Convenience and Necessity granted by the CPUC in each of the ratemaking districts it serves. CCWC holds Certificates of Public Convenience and Necessity granted by the ACC for the areas in which it serves.  In addition, FBWS holds a Certificate of Public Convenience and Necessity from the Texas Commission on Environmental Quality. The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission has determined it was in the public interest and consistent with public convenience and necessity to conditionally approve the right of TUS to operate as a water and wastewater utility service at Andrews Air Force Base, Maryland in accordance with the terms and conditions of the contract with the U.S. government.  The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company.  It is also expected that ONUS will be regulated by the North Carolina Public Service Commission.

Rate Regulation

GSWC is subject to regulation by the CPUC, which has broad powers with respect to service and facilities, rates, classification of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of public convenience and necessity as to the extension of services and facilities and various other matters. CCWC is subject to comparable regulation by the ACC.

                Rates that GSWC and CCWC are authorized to charge are determined by the CPUC and the ACC, respectively, in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year in California and using a historical test year, as adjusted, in Arizona. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a fair return on rate base. Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions.

GSWC is required to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC’s typically include an increase in the first test year with inflation rate adjustments for the second and third years of the GRC cycle. Rates are based on a forecast of expenses and capital costs for the test year. According to the CPUC’s new water rate case plan adopted in May 2007, GSWC will migrate to a rate case schedule that brings all three Regions of GSWC within a single triennial rate case.  Starting with the filing scheduled for July 2008, GSWC’s Region II and III plus the general office will undergo rate review in a single case (Region I’s most recent rate case having been decided only on January 31, 2008).  According to the new rate case schedule, the entire GSWC will then be reviewed in a single case for the ensuing three-year cycle.  The new consolidated GRC is expected to have an 18-month processing schedule. In California, rates may also be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two- to four- month regulatory processing lag.

Under the new rate case plan adopted by the CPUC in May 2007, GSWC must file a separate application to review the rate of return authorized by the CPUC.  In prior years, the rate of return was determined as part of the general rate case process along with all other operating costs.  This new procedure to separate the rate of return from the general rate case is the same process that the CPUC utilizes to determine the rate of return for energy companies under CPUC jurisdiction.  GSWC is scheduled to file its rate of return application in May 2008.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do, however, regulate certain transactions between GSWC and its affiliates.  In addition, the Military Utility Privatization Subsidiaries are regulated by their respective commissions in the State they operate.  However, the amounts charged by the subsidiaries of ASUS for water and wastewater services at military bases are based upon the terms of 50-year contracts with the U.S. government and supplemental fixed price construction contracts. The operations and maintenance contracts provide that prices will be redetermined at the end of two years after commencement of operations at each military base and every three years thereafter. In addition, prices may be equitably adjusted for changes in law, wage and benefit increases and other circumstances.  For the supplemental construction contracts, prices may be changed through the execution of change orders if significant unforeseen issues arise during the construction process.

Changes in Rates

The following table lists information on estimated annual rate changes for GSWC as approved by the CPUC during 2007, 2006 and 2005.

(in thousands)	Supply	Balancing	General
	Cost	Account	and Step	Advice
Year	Offset	Amortization	Increases	Letters	Total
2007	$1,749	$716	$12,155	$2,353	$16,973
2006	—	(3,563)	11,081	1,218	8,736
2005	—	(1,301)	7,515	1,840	8,054

Recent Changes in Rates

In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses at the Corporate Headquarters. The rate increases for the Headquarters’ expenses would also increase Region III rates for 2007.  Due to delays in issuing a decision on this application, the CPUC had previously approved an interim rate increase totaling $1.2 million that became effective January 1, 2007. On November 16, 2007, the CPUC approved the general rate increases for the Region II service area and additional rate increases in Region II and III to recover general office expenses at the Corporate Headquarters.   Based on the decision issued by the CPUC on November 16, 2007, the approved revenue increase for 2007 totals approximately $6.4 million and was retroactive to January 1, 2007. Additionally, the decision also reflects a rate increase of approximately $3.0 million for 2007 to recover Corporate Headquarters’ expenses allocated to Region III. Similar to Region II, the CPUC had previously approved an interim rate increase for Region III, totaling $135,000, which became effective January 1, 2007. GSWC recorded in the fourth quarter of 2007 the revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 to the implementation of the authorized rates.  This resulted in the recording of a $7.2 million regulatory asset and corresponding increase in revenues during the fourth quarter of 2007.  A surcharge will be implemented in the first quarter of 2008 to recover this amount from customers.

The final decision also changed the revenue requirement related to the adopted rates for Region II supply cost memorandum accounts; also retroactive to January 1, 2007. At the time of the final decision, an under-collection of $2.5 million, which had been recorded in the Region II supply cost memorandum account throughout 2007 was reversed in November 2007 reducing the supply cost memorandum regulatory asset.  The final decision also imposed an increased allocation of corporate headquarters’ expenses to Military Utility Privatization Subsidiaries , which resulted in an increase in expenses allocated to ASUS. This adjustment was also retroactive to January 1, 2007 and was made in the fourth quarter, thus negatively impacting ASUS’ pretax income by an additional $526,000 for the year ended December 31, 2007, and positively impacting GSWC’s pretax income by the same amount.  This additional allocation to ASUS has no impact on the consolidated earnings based on the new rates authorized by the CPUC.

On January 12, 2006, the CPUC approved GSWC’s Region III rate case. The authorized rate increase for 2006 was made effective January 19, 2006 and provided GSWC additional annual revenue approximating $5.4 million in 2006 based on a return on equity of 9.8%. The CPUC also approved the second year increases for Region III in an estimated amount of approximately $2.3 million, effective January 1, 2007. In connection with this GRC, GSWC also filed an Application for Rehearing of the Region III GRC. GSWC was granted limited rehearing of that decision and was ordered to file a report. GSWC filed that report in January 2007. According to GSWC’s calculations, the adopted revenues in 2006 should have been increased by approximately $326,000, and the rates in 2007 should have been approximately $285,000 higher than adopted. The Division of Ratepayers Advocates (“ DRA”) submitted a response to GSWC’s report in March 2007.  The CPUC Water Division has reviewed GSWC’s and DRA’s reports and referred them to the assigned Administrative Law Judge for a final resolution.

In January 2008, the CPUC approved rate increases for the seven ratemaking areas in the Region I customer service area. The authorized rate increases will provide GSWC additional annual revenues of approximately $6.4 million in 2008 based on an authorized return on equity of 10.2%. The new rates are effective January 1, 2008.  On March 3, 2008, the DRA filed an application for rehearing of the Region I GRC decision.  As stated in the application, DRA seeks rehearing on various legal grounds.  DRA is requesting that the CPUC grant a rehearing to correct the legal errors identified in the application. GSWC intends to file a response within 15 days as permitted by the CPUC.

In January 2008, the CPUC also approved attrition year rate increases for Region II and Region III customer service areas effective January 1, 2008. The authorized rate increases will provide GSWC additional annual revenues of approximately $3.6 million for Region II representing the second year of a three-year rate case increase approved by the CPUC in 2007. The increase of approximately $3.0 million for Region III is the third year of a three-year rate increase approved in 2006. The combined rate increases for Regions I, II and III are designed to generate approximately $13.0 million annually, based upon normalized sales levels approved by the CPUC.

In October 2006, GSWC filed advice letters with the CPUC for the third year increases (the attrition increases) for Region I of approximately $0.6 million, which were approved and became effective on January 1, 2007.

Pending Rate Changes

CCWC filed a rate case with the ACC in August 2004 for its water system in Fountain Hills, Arizona. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and generated additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues. During this GRC, CCWC sought to have its rates determined using a fair value rate base. The ACC elected not to use fair value in setting the rates. CCWC appealed ACC’s use of only original cost less depreciation rate base to determine the revenue requirement. Because CCWC’s fair value rate base was higher, the use of original cost exclusively to determine the revenue requirement deprived CCWC of a substantial amount of operating income. Following the approval of this rate case, CCWC filed an appeal with the Arizona Court of Appeals. On February 13, 2007, the Arizona Court of Appeals upheld CCWC’s challenge to the ACC’s failure to use fair value rate base in the determination of operating income. The process the ACC utilized resulted in a lower revenue requirement and was found to be in violation of the Arizona Constitution. However, the Court also held that ACC’s determination of the return on equity, while not well-explained, was made based on the evidence, was a matter within the agency’s substantial discretion and was lawful. The ACC sought and received an extension of the deadline to consider whether to seek review by the Arizona Supreme Court. However, the ACC decided to not seek review, and the matter was returned to the ACC on remand for modification of the original ACC decision consistent with the decision of the Court of Appeals. Testimony was filed by ACC staff and the Residential Utility Consumer Office (“RUCO”).  The ACC conducted evidentiary hearings on the remanded case in January 2008.  CCWC is not able to predict the outcome of the case.

During the course of remand proceedings in the 2004 rate case, in the fourth quarter of 2007, CCWC filed its new general rate case with the ACC.  Unlike California, there is not a three-year cycle in Arizona.  The only filing requirement is that a utility cannot have two applications pending at the same time, and the typical rule is that rates should be in effect for one year before filing a new case.  In the 2007 filing, CCWC requested rate increases which are expected to generate approximately $3.1 million in additional annual revenues. The processing of this case was expected to take approximately 18 months.  However, the ACC suspended processing of the 2007 rate case until completion of the proceedings on remand of the 2004 rate case.  CCWC intends to pursue the 2007 case as promptly as possible following the final determination of the 2004 rate case.

GSWC’s BVES division is in the process of preparing its general rate case with the CPUC’s electric division.  The filing is expected to be made in May of 2008 and will be the first full general rate case for BVES since 1996.  Costs incurred in connection with the construction of the generating facility are also expected to be reviewed by the CPUC as part of the 2008 general rate case.

Other Regulatory Matters

New Service Territory Application, Sutter County

GSWC has entered into a water transfer agreement with Natomas under which Natomas will supply GSWC with up to 30,000 acre-feet of water annually to be used exclusively by GSWC to serve a proposed new service area in Sutter County, California, which lies within the Natomas boundaries. GSWC filed for a Certificate of Public Convenience and Necessity with the CPUC on May 31, 2006 to provide retail water service in this proposed new service area.  CPUC review of the application has been deferred pending completion of an environmental assessment by the developer.  The environmental assessment has been delayed pending related environmental and land use planning processes for the underlying development, which was approved by Sutter County voters in 2004.  Sutter County has submitted a letter to the CPUC objecting to GSWC’s application to serve the proposed development known as Sutter Pointe.  GSWC intents to continue its pursuit of a CPCN to serve Sutter Pointe.

Westborough Development, Sacramento County

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. It is management’s intention to offset any settlement proceeds from Aerojet that may occur pursuant to the settlement agreement against the balance in the memorandum account, with the exception of $8 million owed to GSWC by Aerojet, for previously incurred capital costs, plus interest from January 1, 2004.  Pursuant to such settlement agreement, Aerojet has agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.  On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development. The City of Folsom filed a protest of GSWC’s advice letter on April 27, 2006. On January 30, 2007, the CPUC rejected the advice letter without prejudice, and invited GSWC to re-file the advice letter once the City of Folsom protest was resolved, or file an application for CPUC approval of the service territory expansion.

In June 2007, GSWC signed an agreement with the City of Folsom and the City agreed not to contest GSWC’s providing water service to Westborough and relinquished all claims concerning GSWC’s providing water service to the area. As compensation to the City of Folsom to resolve its claim, GSWC has agreed to pay the City of Folsom $550,000. Aerojet will reimburse GSWC for 50%, or $275,000, of the settlement payment. As of and for the year ended December 31, 2007, GSWC has recorded an obligation of $550,000 to the City of Folsom, an additional receivable of $275,000 from Aerojet for the amount to be reimbursed, and a net charge to expense in the amount of $275,000 for GSWC’s share of the settlement payment. During the third quarter of 2007, GSWC filed a second advice letter after resolving the issue with the City. That advice letter was subsequently protested by the Sacramento County Water Agency (“SCWA”). GSWC filed a response to the SCWA protest. In November 2007, the Water Division of the CPUC rejected the advice letter without prejudice and GSWC is currently in discussions with SCWA and Aerojet to resolve the objections raised by SCWA in their protest.

Water Policy Application

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

•                                          Establishment of an increasing block rate structure to promote water conservation and rates that more accurately reflect the value of the resource.

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

In February 2007, the CPUC opened an Order Instituting Investigation to Consider Policies to Achieve Conservation Objectives (the “Conservation OII”). GSWC’s Water Policy Application was consolidated into the CPUC’s Conservation OII.  In a subsequent ruling, the CPUC ruled that GSWC’s proposal to consolidate its existing ratemaking areas into one state-wide tariff would not be considered in the Conservation OII.  The CPUC directed GSWC to re-submit an increasing block rate proposal for the existing ratemaking areas.  In addition, the CPUC ruled that GSWC’s WRAM proposals would be consolidated into the OII, but that the other issues included in GSWC’s Water Policy Application would not.  GSWC was directed to file a separate application to consider the other proposals in the policy application.

Currently, Registrant is actively participating in the CPUC’s  Conservation OII. Through the Conservation OII, the CPUC proposes to eliminate disincentives to promote conservation. Among other potential solutions being considered by the CPUC are revisions to tariff structures to create increasing rate blocks, so that greater consumption will be tempered by higher unit pricing to consumers, and sales adjustment mechanisms, to essentially de-couple volume of sales from GSWC’s revenue requirement calculation. On October 19, 2007, GSWC and the DRA filed a settlement agreement regarding the conservation rate design and a WRAM. The settlement with DRA proposes to keep the existing ratemaking areas unconsolidated and to implement increasing block rates in each individual ratemaking area.  If the settlement is approved by the CPUC, GSWC would implement an increasing block rate design as a means to encourage water conservation. GSWC would also establish a WRAM balancing account to track revenue shortfalls for later recovery from customers.

In May 2007, the CPUC issued a ruling in the Conservation OII which directed the parties in the proceeding to address the issue of whether the adoption of a revenue adjustment mechanism should affect the water utilities’ authorized rate of return.  GSWC and other parties submitted testimony and evidentiary hearings on this issue were held in November 2007. GSWC anticipates that the CPUC will issue a decision on this issue in the second quarter of 2008.

Supply Cost Memorandum/Balancing Accounts

In a CPUC decision issued on June 19, 2003 related to supply cost memorandum accounts, all water utilities regulated by the CPUC were required to seek review of under- and over- collections by filing an advice letter annually. In addition, the utility’s recovery of such expenses was reduced by the amount exceeding the authorized rate-of return (earnings test).   Upon approval by the CPUC, the memorandum accounts were transferred to water supply cost balancing accounts.  On April 13, 2006, the CPUC issued a decision to remove these requirements. Reviews by the CPUC will now occur at the time of the filing of a rate case or through an advice letter process.  GSWC began recording under- and over- collections on a monthly basis thereafter. GSWC filed advice letters in October 2006 for a $1.7 million increase in supply cost and recovery of $2.0 million of previously under-collected supply cost for GSWC’s Region I, for a total revenue increase of $3.7 million.  The $2.0 million for GSWC’s Region I previously under-collected supply cost is being recovered over 3-years, which resulted in a 2007 rate increase of approximately $806,000, including interest.  The CPUC approved the advice letters as filed and new rates went into effect on January 1, 2007.  Management believes that it is probable that the CPUC will permit GSWC to continue recovering in rates the net under-collections in supply costs.

Low Income Balancing Accounts

GSWC has a regulatory asset that reflects the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s Region II and Region III and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a 15% discount for qualified low-income water customers and 20% for qualified low-income electric customers. The low income balancing account was established in May 2002 to track all the discounts and costs related to these programs for future recovery in rates. The Company anticipates the discounts for low income families will eventually be incorporated in GSWC’s base rates to customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper. As part of the respective general rate case proceedings, GSWC filed for recovery of Region II’s and III’s low income balancing accounts.  In January 2007, the CPUC approved the recovery of $744,000 in Region III’s low income balance over a 12-month period effective January 1, 2007.  In November 2007, the CPUC authorized GSWC to file an advice letter to recover Region II’s accumulated balance through a surcharge once the balance reaches 2% of Region II’s adopted revenues.

Santa Maria Groundwater Basin Adjudication

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin.  GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater provided by the Twitchell Project, a storage and flood control reservoir project operated by the Santa Maria Valley Conservation District.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to water-shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  In the unlikely case that the Basin experiences severe shortage conditions, the Court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.

On February 11, 2008, the Court issued its final judgment, which approves and incorporates the stipulation.  The judgment awards GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment grants GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from GSWC’s importation of State Water Project water.  Pursuant to this judgment, the court retains jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.

                From 1997 through December 31, 2007, GSWC has incurred costs of approximately $6.7 million in defending its groundwater rights in the Santa Maria Basin, including legal and expert witness fees, which had been recorded in utility plant for rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the DRA authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was ordered to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs in the Santa Maria groundwater basin adjudication. GSWC was also ordered to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge was implemented in the third quarter of 2007 to begin recovery of these costs. During 2007, approximately $237,000 was billed to customers from the new rate surcharge. All litigation costs that have been incurred after December 31, 2005, totaling approximately $1.2 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding. Management believes that these additional costs will be approved and the recovery of these costs through rates is probable.

Recovery of Cost of Tree Removal and Mitigation for Bark Beetle Infestation

In a Proclamation issued on March 7, 2003 former Governor Gray Davis declared a State of Emergency with respect to a severe fire risk caused by dead and dying trees plagued by drought and a major bark beetle infestation in the counties of Riverside, San Bernardino, and San Diego. On April 3, 2003, the CPUC issued an order requiring Southern California Edison Company, San Diego Gas & Electric Company and BVES to take all reasonable and necessary actions to mitigate the increased fire hazard by removing dead, dying or diseased trees to help prevent them from falling or contacting distribution and transmission lines within their rights of way and to ensure compliance with existing vegetation clearance statutes and regulations. The utilities, including BVES, are authorized to make annual advice letter filings requesting recovery of the costs of complying with this order. On April 13, 2006, the CPUC approved GSWC’s request for the amortization of about $351,000 for costs incurred through June 30, 2005 plus interest, in the Bark Beetle Catastrophic Event Memorandum Account. At December 31, 2007, approximately $500,000, which includes approximately $418,000 of additional costs incurred subsequent to June 30, 2005 and the remaining unamortized portion of the $351,000, is recorded as a regulatory asset on the balance sheets.

Outside Services Memorandum Account

In April 2006, the CPUC approved GSWC’s Region II advice letter which requested recovery of the expenses recorded in the Outside Services Memorandum Account (“OSMA”), as of December 31, 2005. The decision authorized the recovery of this memorandum account to record costs incurred while working with the Water Replenishment District (“WRD”), WRD Technical Advisory Committee, Central and West Basin Municipal Water Districts, Metropolitan Water District, West Basin Water Association and Central Basin Water Association on water supply reliability and rate-related issues in Region II. GSWC incurred approximately $374,000 and $345,000 in the OSMA in 2004 and 2005, respectively. GSWC sought and received authorization to amortize the cumulative total of approximately $719,000 over a 12-month period through customer rates. Accordingly, GSWC recorded a regulatory asset for this amount in April of 2006 with an offset and reduction to outside legal services recorded in administrative and general expenses during the second quarter of 2006. A surcharge went into effect in April of 2006 and accordingly, GSWC began amortizing the OSMA account. Revenues of approximately $216,000 and $485,000 were received from customers during the years ended December 31, 2007 and 2006, respectively, relating to this surcharge. GSWC also booked the amortization for these amounts received to its OSMA memorandum account; therefore, there was no net impact on earnings. The surcharge expired in April of 2007.

Furthermore, the CPUC decision issued in November 16, 2007 approving Region II’s rate increase also approved DRA’s recommendation to continue recording these legal costs in the memorandum account and recovering it through an advice letter process.  Accordingly, GSWC recorded a regulatory asset for costs incurred in 2006 and 2007, including interest, of approximately $497,000 as of December 31, 2007.  An advice letter was filed in January of 2008 requesting authorization to recover the balance over a 12 month period.  That advice letter is currently under review; however, a surcharge to recover the balance over a 12 month period was implemented in January 2008.

CPUC Subpoena

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

                Bear Valley Electric Service

                On April 16, 2007, BVES division filed a compliance report with the CPUC regarding its purchases of energy from renewable energy resources. The filing included an indication that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a possible penalty. GSWC has formally contested the potential penalty reflected in the compliance report. Management does not believe it is probable that GSWC will ultimately be assessed any penalty (which the form indicates could be as high as $592,000), and accordingly, no provision for loss has been recorded in the financial statements. The CPUC is considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES.

Environmental Matters

1996 Amendments to Federal Safe Drinking Water Act

The U.S. Environmental Protection Agency (“EPA”) regulates contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The EPA has published a list of contaminants for possible regulation.  The EPA is required to update that list every five years. In addition, every five years, the EPA is directed to select at least five contaminants on that list and determine whether to regulate them. The EPA has authority to bypass the selection process and adopt interim regulations for contaminants in order to address urgent health threats. The California Department of Public Health (“CDPH”), acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which we operate.

The EPA may base primary drinking water regulations on risk assessment and cost/benefit considerations and on minimizing overall risk. The EPA is directed to base regulations on best available, peer-reviewed science and data from best available methods. For proposed regulations that involve the setting of maximum contaminant levels (“MCL’s”), the EPA is directed to use, and seek public comment on, an analysis of quantifiable and non-quantifiable risk-reduction benefits and costs for each such MCL.

GSWC, CCWC and the Military Utility Privatization Subsidiaries of ASUS currently test their water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). Water sources found to contain levels of contaminants above the established MCL’s are treated to reduce contaminants to acceptable levels before being delivered to customers. If treatment is not cost-effective, the water source is removed from the potable drinking water supply. In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC and CCWC have incurred increased operating costs for testing to determine the levels, if any, of the constituents in their sources of supply and additional expense to treat contaminants in order to meet the MCL standards and also to meet state and local standards and consumer demands. GSWC and CCWC expect to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to their customers in light of anticipated stress on water resources associated with watershed and aquifer pollution as well as to meet future water quality standards. The CPUC and ACC ratemaking processes provide GSWC and CCWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and ACC, as applicable.

Pursuant to their respective contracts, the Military Utility Privatization Subsidiaries of ASUS intend to seek recovery of unanticipated capital costs required to comply with future changes in law or regulation or to meet water quality challenges based on changes in circumstances on the bases’ water supplies, if necessary.  Under the contracts, the U. S. government may recognize recovery of such costs as an equitable adjustment to the fee for providing services at each of the bases served by these subsidiaries.

Enhanced Surface Water Treatment Rules

The EPA has adopted the Enhanced Surface Water Treatment Rule, which requires intensified surface-water treatment to mitigate the risk of microbial contamination of exposed surface waters. Each of GSWC’s four surface water treatment plants and CCWC’s surface water treatment plant are in compliance with these rules.

Regulation of Disinfectant/Disinfection By-Products

The EPA has adopted the Long-Term 2 Enhanced Surface Water Treatment Rule and the Stage 2 Disinfectant/Disinfection By-Products Rule. Certain operations of GSWC and CCWC are subject to the regulations for properly managing disinfectants and disinfection by-products.  The Registrant is currently evaluating the new rules and has started collecting water quality data in some of its systems, pursuant to the new rules. The Registrant will evaluate the data to determine the impact to its operations of compliance with the new rules.

Ground Water Rule

 The EPA has adopted a Ground Water Rule (“GWR”), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use groundwater with compliance mandated by December of 2009.  The GWR applies to all U.S. public water systems that use groundwater as a source, including the Registrant’s systems. The proposed GWR includes system sanitary surveys conducted by the states to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems; source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifers or have detected fecal indicators within a distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses.

While no assurance can be given as to the ultimate nature and cost of GWR compliance, GSWC and CCWC do not believe that the GWR, as adopted, will impose significant compliance costs on the Registrant, because we currently engage in disinfection of all our groundwater systems. In compliance with the GWR, however, we are evaluating the needs to include more source water monitoring for coliforms and continuous monitoring for chlorine residual. Registrant is currently evaluating all groundwater wells within its systems to identify any that were not constructed or protected to new standards, as is the case in some older groundwater wells. There is a possibility that some vulnerable groundwater facilities will require disinfection treatment to meet disinfectant residual contact time standards, which can include significant capital costs, such as the construction of a detention tank.

Regulation of Arsenic

On October 31, 2001, EPA reduced the MCL for arsenic, from 50 parts per billion (“ppb”) to 10 ppb. Compliance with the new standard required implementation of wellhead treatment remedies for eight affected wells in GSWC’s system and two wells in CCWC’s system. The effective date for utilities to comply with the standard was January 26, 2006. Registrant is providing treatment to meet the new standard on all wells that contain arsenic above the MCL currently supplying customers, and has also removed some wells from service pending completion of the proposed treatment remedy.

The California Office of Environmental Health Hazard Assessment published the final Public Health Goal (“PHG”) for arsenic of 4.0 parts per trillion in April 2004. This is the first step in a process that could lead to California adopting its own MCL for arsenic. The CDPH MCL adoption process typically takes years (even as an emergency regulation).  If the CDPH establishes a limit that is more stringent than the limit established by the EPA, GSWC will comply with this more stringent requirement, which is likely to entail significant additional capital and operating costs.

Perchlorate MCL Activities

In September 2006, the California Department of Public Health adopted new regulations setting a drinking water maximum contaminant level (MCL) for perchlorate. The perchlorate MCL is 0.006 mg/L (6 ppb). The new perchlorate regulations became effective on October 18, 2007.  The new regulations require initial monitoring of all sources to be conducted during 2008.  CDPH will allow water systems to grandfather data collected since January 2, 2001.  Registrant is providing treatment to meet the new standard on some wells that contain perchlorate above the MCL and well sources above the MCL have already been removed from service.

Fluoridation of Water Supplies in California

By July 1, 2006, GSWC was required to provide an estimate to CDPH of the total capital costs to install fluoridation treatment equipment to add fluoride, a cavity preventative, in each of its water systems. The cost estimates were provided to CDPH in May 2006. GSWC is required to install this equipment if funding is provided from sources other than ratepayers, shareholders, local taxpayers, bondholders or via other fees or charges levied on GSWC’s water systems. GSWC may also voluntarily install this equipment and seek recovery of costs from ratepayers. The CPUC is required to approve these costs within 45 days of the filing of an application or advice letter in accordance with CPUC rules.

Matters Relating to GSWC’s Arden-Cordova Water System

In GSWC’s Arden-Cordova system, four wells prior to 2006, had previously been removed from service and destroyed due to contamination from perchlorate. During 2006, another three wells were destroyed that had been previously impacted from either perchlorate and/or nitrosodimethylamine (“NDMA”) contamination. The supply has been replaced for these wells. An additional well is currently out of service due to perchlorate levels above the CDPH notification level of 6 ppb as defined.  California has adopted a notification level of 10 parts per trillion (“ppt”) for NDMA. GSWC continues to monitor all of its active groundwater wells in the Arden-Cordova system for perchlorate and NDMA, along with other constituents.

Aerojet has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that contamination in GSWC’s Arden-Cordova service area is also related to the activities of Aerojet. In 2000, GSWC filed suit against Aerojet for contamination of GSWC’s groundwater supply in its Arden-Cordova system. On October 12, 2004, Registrant and Aerojet reached a final settlement, relating to this contamination. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in the first quarter of 2004 and will pay an additional $8 million over a period of five years commencing in December 2009, plus interest accruing from January 1, 2004. These payments offset GSWC’s costs of utility plant and purchased water by $16 million and $735,000, respectively. Aerojet had previously reimbursed GSWC $4.3 million in capital costs and $171,000 for additional water supply. In addition, Aerojet has agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs.  The source of these later reimbursements is solely from connection fees anticipated to be received by Aerojet in a new development area owned by Aerojet adjacent to the GSWC’s Arden-Cordova system, known as Westborough.

Aerojet transferred remediated groundwater to the Sacramento County Water Agency to facilitate the Sacramento County Water Agency providing treated water for distribution to GSWC and other water purveyors affected by the contamination.  Aerojet, Sacramento County Water Agency and GSWC are currently negotiating the best alternative methods to treat and deliver this water to ensure a continued reliable and safe water supply for its Rancho Cordova customers within the Arden-Cordova service area as well as supply for the new development area owned by Aerojet.

Matters Relating to GSWC’s Bell/Bell Gardens Water System

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility (Watson Plant) and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. Since receiving the NOV, changes in GSWC’s procedures have avoided additional violations at the facility. The AQMD could have assessed penalties associated with an NOV that can range from $10,000 up to $75,000 per day of violation. GSWC estimates that it was in violation approximately 180 days in 2004. GSWC met with AQMD on numerous occasions to resolve the NOV and to ensure future compliance. As part of this process, GSWC also submitted an application to amend the permit, because an amendment may have been necessary for continued operation of the subject air stripping equipment.

GSWC finalized a settlement of the NOV with the AQMD in June 2007. As part of the settlement, GSWC agreed to withdraw its application for an amended air discharge permit and perform a Supplemental Environmental Program (“SEP”). A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions. The SEP prepared by GSWC involves installation and operation of granular activated carbon (“GAC”) filters at the facility. Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. The AQMD accepted the SEP and assessed a nominal penalty of $25,000. During 2007, GSWC paid the penalty of $25,000 and agreed to perform its obligations under the SEP. It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009. Upon timely performance of all its obligations under the SEP, GSWC will be deemed released from any and all claims or penalties arising from the NOV. Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed. Management also believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC. GSWC began execution of the SEP and has spent approximately $133,000 during  the year ended December 31, 2007.

In January 2008, GSWC removed the air stripper from the Watson Plant.  An AQMD inspector visited the Watson Plant and confirmed the removal of the air stripper.  GSWC submitted a request to deactivate the air quality permit in February 2008.  As a requirement of the SEP, GSWC installed a temporary GAC treatment system.  The temporary treatment system was put in service in March 2008.  The return to service of the Watson Well will improve local groundwater supply reliability.  GSWC also completed the design of a permanent GAC treatment system.  GSWC is on schedule to place the permanent GAC treatment system in service before the February 2009 deadline.

Matters Relating to GSWC’s San Gabriel Water Systems

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s San Gabriel System. As previously discussed, GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those responsible for the contamination.  For more details see Item 3 — Legal Proceedings.

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

ODUS has assumed responsibility for operation and maintenance of the water and wastewater systems at Fort Eustis, Virginia. The U.S. government entered into a consent order with the Department of Health of the Commonwealth of Virginia (“VDH”) on March 15, 2001, relating to exceedances of the non-acute primary maximum contaminant level for total coliform bacteria, which appears to be due to biological growth in the distribution system.  Based on the ODUS operations plan presented to VDH, which included scheduled improvements to the water system at Fort Eustis, the consent order was closed effective March 2, 2007.

Matters Relating to Environmental Clean-Up

GSWC has been involved in the environmental remediation and clean-up at its Chadron Plant site that contained an underground storage tank which was used to store gasoline. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. As required at the time, a tank removal report was submitted to the Los Angeles Department of Public Works (“DPW”). At the request of DPW, soil samples were collected beneath the tank and the results indicated gasoline impacted soil in the northern portion of the former tank pit. Quarterly monitoring began in July 1994. Between July 1994 and November 1995, additional monitoring wells were installed and pilot remediation tests were conducted. A site assessment report was completed in April 1996.

In January 1998, a plan for the underground storage tank site remediation and closure was prepared. The remediation system plan was installed and fully operational by October 1998 with an estimated two years thereafter to get site closure. This plan was approved by the Los Angeles Regional Water Quality Control Board of the California Environmental Protection Agency (“LARWQCB”). In November 2002, the LARWQCB commented on the methodology selected for cleanup of dissolved contaminants in the groundwater. Data from operation of the technology implemented at the subject site for the past several years indicated that the technology did not work well. Other remedial alternatives needed to be considered and evaluated to mitigate dissolved contaminants in the groundwater at the site. GSWC made attempts to engage the LARWQCB in discussions to determine alternative treatment technologies during the period 2002-2006 and the quarterly reports continued to be accepted by the LARWQCB. With the technology implemented no longer performing as expected, in 2006 an evaluation of the current remedial system was conducted to look for potential alternatives. This engineering evaluation was completed in April 2006 and was made based on currently available information from quarterly reports. In October 2007, an interim remedial action plan was approved by the LARWQCB and all appropriate permits have been acquired to begin remediation. In March 2008, construction will begin on Phase 1 of the new remediation system.

Based on recent estimates, the total project may take 3-5 more years and cost approximately $1.1 million. Remediation is estimated to take two - three more years, followed by at least one year of monitoring and reporting. The estimate also includes quarterly monitoring and reporting costs. As of December 31, 2007, total spent to clean-up and remediate GSWC’s plant facility is approximately $2.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund (the “Fund”). The Fund reimburses property or tank owners up to $1.5 million for costs associated with the assessment and remediation of leaking petroleum underground storage tanks on their properties. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery. As of December 31, 2007, GSWC has an accrued liability for the estimated additional cost of $1.1 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate-base by the CPUC and, therefore, GSWC has recorded the $1.1 million additional estimated cost as a regulatory asset as of December 31, 2007.

Security Issues

Subsequent to the events of September 11, 2001 and the ongoing war on terror in the United States and abroad, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service. In compliance with “The Public Health Security and Bioterrorism Preparedness Act of 2002” (HR 3448), Registrant has continued to implement measures to increase security, which includes a vulnerability assessment of its large systems. In addition to large system assessments, all systems operated by Registrant were assessed to identify potential areas requiring enhancements. These assessments resulted in a prioritized listing of recommended facility upgrades to enhance the safety of water system operations to be made over a period of six years. Costs associated with capital improvements of approximately $15 million were identified as a result of the assessment process. GSWC continues to provide improvements at its facilities in accordance with the initial assessments and based upon advances in security technology.  Amounts paid by Registrant have been included in rate-base and approved by the CPUC for recovery.  The CPUC will evaluate new costs in future general rate cases.  Registrant has also continued to refine the required Emergency Response Plan and complementary operational security exercises for all of its water systems.

Water Supply

GSWC’s Water Supply

During 2007, GSWC delivered just over 200,000 acre-feet (87,700,000 hundred cubic feet (“ccf”)) of water to its customers, about 550 acre-feet per average day.  (An acre-foot is about 326,000 gallons.)  Approximately 55% came from groundwater production wells situated throughout GSWC’s service areas, taking advantage of the Company’s legal production rights.  GSWC supplemented such groundwater production with wholesale purchases from regional water suppliers (roughly 40% of total demand) and with authorized diversions from rivers (roughly 5%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”).  During 2006, GSWC supplied 86,000,000 ccf of water, approximately 54% of which was produced from groundwater sources, 43% was purchased from regional wholesalers, and the remainder was obtained from surface water diversions under contracts with the Bureau and SMUD.  Because GSWC serves a naturally arid part of the country, the Company encourages its customers to use water wisely and to conserve water and energy resources as much as possible.

In light of restrictions on imported water supplies and in light of pressure to provide water for expanding Southern California communities, GSWC has engaged in a comprehensive and on-going assessment of its water rights and groundwater storage assets.  The company completed an inventory of all water rights and supplies and, in conjunction with other regional water agencies, is pursuing a strategy for optimum deployment on a company-wide basis, rather than piecemeal within each of the company’s 40 individually-managed systems.  Thirty-two of GSWC’s water systems are already interconnected to major water conveyance pipelines owned by public wholesale water agencies.  Six additional systems can also be connected and 24 systems have multiple sources of supplies for added reliability.  To take advantage of conjunctive use among groundwater and imported surface water resources and to secure the mutual benefits of networked management, however, requires institutional arrangements as well as physical connections.

Groundwater

GSWC owns facilities and water rights that allow it to produce locally available groundwater to serve more than half of its customers’ demand in an average year.  Population growth in the company’s service area and increases in the amount of groundwater used have resulted in both cooperative and judicially-enforced regimes for managing groundwater basins for long-term sustainability.  GSWC management actively participates in efforts to protect groundwater basins from over-use and from contamination and to protect the company’s water rights.  In some periods, such efforts require reductions in groundwater pumping and increased reliance on alternative water resources.  The productivity of the company’s groundwater resources varies from year to year depending upon a variety of factors, including the amount and location of rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, the amount and seasonality of water use by our customers and others, evolving challenges to water quality, and a variety of legal limitations on use, if a groundwater basin is in an over-drafted condition.

Surface Water

Because sustainable groundwater production only meets a portion of customer demand, GSWC also manages a portfolio of water supply arrangements with water wholesalers to insure the reliability, quality and affordability of water.  For example, GSWC has contracts with various governmental entities (principally MWD’s member agencies) and other parties to purchase water for distribution to customers.  The MWD is a public agency organized and managed to provide a supplemental, imported supply of water to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts, and one county water authority.  GSWC has 46 connections to MWD’s water distribution facilities and those of member agencies.  The company purchases MWD water through six separate member agencies aggregating more than 75,000 acre-feet annually. MWD’s principal sources of water are the Colorado River and the State Water Project which conveys water from northern California. Other water users, such as the farming community, also rely on water available for diversion from these sources of water.

As of December 31, 2007 the company was obligated to make minimum purchases under such arrangements aggregating $88.1 million over the next five years, based on current wholesale water rates which are expected to rise over the terms of the agreements.  The current contracts expire on an agreement-by-agreement basis between 2011 through 2012.  Each of these contracts contains minimum take or pay provisions, with the terms and conditions varying under each contract.  GSWC plans to purchase for its customers’ use at least the minimum water requirement under each of the respective contracts in order to supplement its own groundwater resources.  The company is also committed to purchasing $2.7 million of groundwater production rights in the Six Basins from the City of Claremont pursuant to a long-term lease (expires in 2028 with an option to renew for an additional ten years) and an aggregate of $2.6 million for other water purchase commitments with other third parties.

State Water Project

Water supplies available to MWD through the State Water Project (“SWP”) have historically varied from year to year based on weather, although MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its constituents.  However, a key link in the SWP is the Sacramento/San Joaquin River Delta adjacent to the San Francisco Bay (“Delta”).  The fresh water pathway through the Delta is supported by earthen levees, and the reliability of those levees has been called into question based on post hurricane Katrina assessments by various federal, state and local agencies.  A significant failure of the Delta levee system would substantially interfere with water exports, thus potentially disrupting the water supply available to GSWC from Northern California via MWD.  In light of these risks, the state Department of Water Resources and the Governor have convened a series of interdisciplinary task forces to develop proposals to preserve the environmental viability of the Delta and safeguard the water supply.  GSWC continues to participate in and monitor developments related to the Delta and efforts to craft a workable solution to the risks presented by reliance on the Delta for water supply conveyance to Southern California.

The SWP faces particular challenges to the operation of its pumping plant located at the southern end of the Delta which naturally drains to the Pacific Ocean through the San Francisco Bay. Because of its diversion of water for export to central, coastal and southern California through the pumping plant, the SWP is subject to a variety of operating limitations and permitting processes designed, collectively, to balance the need for water exports with the need to restore and protect the Delta environment.  In the first quarter of 2007, the SWP received a court order to either comply with certain endangered species permitting requirements, including protection of delta smelt, or cease pumping operations.  The SWP complied with the temporary court order which resulted in suspension of most SWP Delta diversions for a nine-day period in the second quarter.  In late 2007, a judge issued a decision in the case Natural Resources Defense Council v. Kepmthorne, Case No. 05-CV-1207 (U.S. Dist. Ct., E.D.) finding, among other things, that the Biological Opinion (“BiOp”) issued by the U.S. Fish and Wildlife Service was legally insufficient and failed to consider recent declines in delta smelt abundance.  A new BiOp, responsive to recent scientific findings and to the judge’s order, is expected to be completed by September 2008.  The judge also imposed interim restrictions on pumping until the new BiOp is completed, including significant reductions in deliveries to contractual customers of the SWP, including MWD, of up to 37% of baseline deliveries.  Actual curtailments will depend on weather conditions, fish and flow patterns in the Delta.

Colorado River

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

MWD Responses

In response to growing population pressure, the demand for environmental remediation and drought conditions, MWD continuously evaluates and develops alternative waters supply options including enhanced conservation, expanded groundwater storage and conjunctive use programs within MWD’s service area.  In cooperation with the company and other water purveyors within its service territory, MWD also pursues water transfers, storage agreements, and a variety of local projects and incentive programs to support increased investments in conservation, reclamation and brackish groundwater and seawater desalination.

Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.  However, in light of pressure on all of its sources of imported water and after months of study, MWD adopted a Water Supply Allocation Plan on February 12, 2008.  The Plan, which will be put into effect if MWD declares a shortage of imported supplies in the future, incorporates considerations for impacts on retail customers and the economy; changes and losses in local supplies; investment in and development of local resources; and conservation achievements.  In addition, MWD has announced expected rate hikes for 2008 in excess of those previously announced.  Increases in prices from wholesalers such as MWD flow through the water supply balancing account for GSWC.  The company is monitoring developments and working with MWD and its member agencies to safeguard the supply and evaluate potential emergency responses to prolonged reduction in imported water supplies.

Conservation

Adequate levels of stored water south of the Delta as well as locally available groundwater have prevented immediate curtailments of water for distribution to GSWC’s Southern California customers.  In light of supply variability and the general scarcity and value of water supplies in its naturally arid service territory, GSWC, along with MWD and other water purveyors across the Southwest, is aggressively pursuing voluntary conservation measures among its customers.  However, customer conservation causes lower water sales, and hence negatively impacts earnings.

In order to address the financial disincentive associated with promoting water conservation, GSWC has worked collaboratively with the CPUC to address rate structure issues.  Currently, Registrant is actively participating in the CPUC’s Conservation Order Initiating Investigation (“OII”).  Through the Conservation OII, the CPUC proposes to eliminate disincentives to promote conservation.  Among other potential solutions being considered by the CPUC are revisions to tariff structures to create increasing rate blocks, so that greater consumption will be tempered by higher unit pricing to consumers, and revenue adjustment mechanisms, to essentially de-couple volume of sales from the company’s revenue.  On October 19, 2007, GSWC and the DRA filed a settlement agreement regarding the conservation rate design and a WRAM.  The settlement is expected to be approved by the CPUC in the second quarter of 2008.  In accordance with the CPUC’s decision, GSWC expects to implement an increasing block rate design as a means to encourage water conservation and to establish a WRAM balancing account to track revenue shortfalls.

On February 8, 2008, the CPUC also issued a scoping memorandum for the next phase of the Conservation OII.  The scoping memorandum identifies a range of additional, non-rate conservation measures being considered by the CPUC.  GSWC and other regulated water utilities in California are expected to respond to the scoping memorandum by April 1, 2008.

CCWC’s Water Supply

CCWC has been given a Municipal and Industrial (“M&I”) designation for purposes of determining priority for allocations of water from the Central Arizona Project (“CAP”).  The first curtailment of CAP deliveries in the event of shortage would occur to non-Indian agricultural users.  Such users accounted for a third of CAP deliveries in 2004, creating a buffer for M&I users such as CCWC.  The priority for M&I users of CAP, such as CCWC, provides an improved outlook for CCWC supplies.  In addition to its supplies from the CAP, CCWC produces water from two operating wells.  The majority of CCWC’s water supply is obtained from its CAP allocation; well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the wells in optimal operating condition.

CCWC has an Assured Water Supply designation, by decision and order of the Arizona Department of Water Resources (“ADWR”).  Pursuant to a decision issued by ADWR on April 7, 2004, CCWC demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 9,828 acre-feet per year for a minimum of 100 years.  The 9,828 acre-feet is comprised of existing CAP allocation of 6,978 acre-feet per year, 350 acre-feet per year groundwater allowance, incidental recharge credits of 500 acre-feet per year, and a Central Arizona Groundwater Replenishment District contract of 2,000 acre-feet per year.  CCWC’s existing groundwater account balance of 35,829 acre-feet provides approximately 350 acre-feet per year for an estimated one hundred years.

For the existing CAP allocation of 6,978 acre-feet per year, the maintenance rate for such water delivered is set by the Central Arizona Water Conservation District (the “District”) and is subject to annual increases.  The estimated remaining commitment under this contract is $5.1 million as of December 31, 2007 with $195,000 paid each year.  In addition, the Arizona Water Settlement Act was signed into law in December of 2004.  This legislation provides for an additional CAP allocation to CCWC in the amount of 1,931 acre-feet per year.  In order to receive this additional allocation, CCWC entered into a revised contract with the District in November 2007 and made a payment of $1.3 million for this additional CAP allocation.  Upon entering into the revised contract, CCWC applied to ADWR to modify and increase its Designation of Assured Supply from 9,828 acre-feet per year to 11,759 acre-feet per year.

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

Weather Outlook

As noted above, water supply and revenues are significantly affected, both in the short-run and long-run, by changes in weather conditions. Both California and Arizona have been experiencing lower-than-normal precipitation during the 2006-2007 water year. From October 2006 to September 2007, it has been the driest water year ever recorded in Southern California since records began in 1877, and the driest water year ever for Los Angeles since records started in 1944. For Phoenix, Arizona this water year was also the 3rddriest since records started in 1948.  The National Weather Services’ Climate Prediction Center (“CPC”) anticipates the outlook of the 2007-2008 water year, October 2007 to September 2008, to improve dramatically as compared to the same period in 2007.

Somewhat mitigating the drought conditions experienced in the 2006-2007 water year are the recent reservoir level increases and significant recent snow accumulation in the California Mountains.  The CPC forecasts that over the next three months, Northern and Central California will experience normal precipitation.  The CPC also predicts the drought conditions for Southeast California and Southwest Arizona will continue to persist in 2008.

Military Utility Privatization Subsidiaries

The U.S. government is responsible for supplying the water on each of the bases served by the Military Utility Privatization Subsidiaries at no cost to the Military Utility Privatization Subsidiaries of ASUS.

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

Interest Rate Risk

A significant portion of Registrant’s capital structure is comprised of fixed-rate debt and some long-term variable rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2007, the fair value of Registrant’s long-term debt was $300.1 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $21.1 million increase in the fair value of Registrant’s long-term debt.

Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are based on weekly market rates. At December 31, 2007, the weekly market rate was approximately 3.35%.  Based on $6.4 million of variable-rate debt outstanding as of December 31, 2007, a hypothetical one percent rise in interest rates would not result in a material impact to earnings.

At December 31, 2007, Registrant did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value.

Commodity/Derivative Risk

Registrant is exposed to commodity price risk primarily relating to changes in the market price of electricity for BVES. To manage its exposure to energy price risk, Registrant has certain block-forward purchase power contracts that qualify as derivative instruments under SFAS No. 133.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark. GSWC is a party to various block-forward purchase power contracts. Power purchase contracts with Mirant  Marketing and PWMT (now MSCG) executed in 2001 qualify for the exception provided under SFAS No. 133 for activities that are considered normal purchases and normal sales. These contracts are reflected in the statements of income at the time of contract settlement. Contracts with PWMT (now MSCG) executed in September 2002, however, are not treated as normal purchases and normal sales and, as a result, have been recognized at fair market value on the balance sheet as of December 31, 2007. As a result, GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized loss of $1.6 million as of December 31, 2007 that will be recognized as additions to earnings in 2008 by the end of the contract which expires on December 31, 2008. On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of each month. As these contracts are settled, the realized gains or losses will be recorded and the unrealized gains or losses will be reversed.

A pretax unrealized gain of $2.1 million and $5.4 million was recognized for the years ended December 31, 2007 and  2005, respectively, and a pretax unrealized loss of $7.1 million was recognized for the year ended December 31, 2006.  The increase in the unrealized gain in 2007 resulted from increases in energy prices.

Under the terms of its power purchase contract with MSCG, GSWC is required to post security, at the request of the seller, if GSWC is in default under the terms of the contract. In addition, GSWC’s liquidity, and in certain circumstances, earnings could be adversely affected by increases in electricity prices in California. As discussed, decreases in electricity prices will also result in increased unrealized losses to the Registrant under SFAS No. 133 for the contracts with MSCG.  The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. Settlement of this contract occurred on a cash or net basis through 2006 and by physical delivery thereafter through 2008.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2007	2006
Assets

Utility Plant, at cost
Water	$982,708	$936,810
Electric	65,078	64,103
	1,047,786	1,000,913
Less — accumulated depreciation	(316,038)	(286,951)
	731,748	713,962
Construction work in progress	44,631	36,639
Net utility plant	776,379	750,601

Other Property and Investments
Goodwill	11,354	11,614
Other property and investments	10,245	9,977
Total other property and investments	21,599	21,591

Current Assets
Cash and cash equivalents	1,698	3,223
Accounts receivable-customers, less allowance for doubtful accounts	16,095	14,816
Unbilled revenue	16,035	15,696
Receivable from U.S. government, less allowance for doubtful accounts	7,556	6,757
Other accounts receivable, less allowance for doubtful accounts	4,154	4,999
Income taxes receivable	60	1,100
Materials and supplies	1,576	1,565
Regulatory assets — current	5,187	3,905
Prepayments and other current assets	2,765	2,787
Costs and estimated earnings in excess of billings on uncompleted contracts	3,842	4,495
Deferred income taxes — current	4,047	5,093
Total current assets	63,015	64,436

Regulatory and Other Assets
Regulatory assets	82,539	84,686
Other accounts receivable	9,723	9,335
Costs and estimated earnings in excess of billings on uncompleted contracts	2,284	—
Deferred income taxes	28	16
Other	8,331	6,290
Total regulatory and other assets	102,905	100,327
Total Assets	$963,898	$936,955

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2007	2006
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$302,129	$283,734
Long-term debt	267,226	267,833
Total capitalization	569,355	551,567

Current Liabilities
Notes payable to banks	37,200	32,000
Long-term debt — current	609	603
Accounts payable	29,091	23,984
Income taxes payable	398	103
Accrued employee expenses	6,228	5,320
Accrued interest	2,467	2,583
Regulatory liabilities — current	173	3,546
Unrealized loss on purchased power contracts	1,554	3,654
Billings in excess of costs and estimated earnings on uncompleted contracts	2,641	2,038
Other	13,890	12,072
Total current liabilities	94,251	85,903

Other Credits
Advances for construction	84,479	83,203
Contributions in aid of construction — net	98,657	91,702
Deferred income taxes	82,480	80,727
Unamortized investment tax credits	2,336	2,427
Accrued pension and other postretirement benefits	20,851	31,042
Regulatory liabilities	557	588
Billings in excess of costs and estimated earnings on uncompleted contracts	2,037	2,005
Other	8,895	7,791
Total other credits	300,292	299,485

Commitments and Contingencies (Notes 12 and 13)

Total Capitalization and Liabilities	$963,898	$936,955

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2007	2006
Common Shareholders’ Equity:
Common Shares, no par value, no stated value:
Authorized: 30,000,000 shares
Outstanding: 17,231,041 shares in 2007 and 17,049,137 shares in 2006	$181,796	$175,135
Earnings reinvested in the business	120,333	108,599
	302,129	283,734

Long-Term Debt (All are of GSWC unless otherwise noted)
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,905	7,915
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,818	4,904
Other Debt Instruments:
8.50% fixed rate obligation due 2013	886	1,037
Variable Rate Obligation due 2018	375	410
Capital lease obligations	166	205
Chaparral City Water Company:
4% to 4.85% serial bonds due 2007	—	240
5.20% term bonds due 2011	1,000	1,000
5.40% term bonds due 2022	4,610	4,610
5.30% term bonds due 2022	975	1,015
	267,835	268,436
Less: Current maturities	(609)	(603)
	267,226	267,833
Total Capitalization	$569,355	$551,567

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Operating Revenues
Water	$237,882	$222,912	$205,691
Electric	28,574	29,268	27,224
Contracted services	34,914	16,449	5,213
Total operating revenues	301,370	268,629	238,128

Operating Expenses
Water purchased	45,439	44,641	46,326
Power purchased for pumping	10,591	10,007	8,488
Groundwater production assessment	9,944	9,033	8,318
Power purchased for resale	14,199	14,383	13,238
Unrealized (gain) loss on purchased power contracts	(2,100)	7,071	(5,445)
Supply cost balancing accounts	(1,962)	(1,835)	(4,425)
Other operating expenses	27,375	24,134	21,202
Administrative and general expenses	52,637	47,110	45,255
Depreciation and amortization	28,941	26,272	21,962
Maintenance	15,779	12,254	10,727
Property and other taxes	11,254	10,187	9,412
Construction expenses	22,125	9,024	1,770
Net gain on disposal of property	(584)	(258)	—
Gain on settlement for removal of wells	—	—	(760)
Total operating expenses	233,638	212,023	176,068

Operating Income	67,732	56,606	62,060

Other Income and Expenses
Interest expense	(21,582)	(21,121)	(14,657)
Interest income	2,371	2,818	1,103
Other	299	459	—
Total other income and expenses	(18,912)	(17,844)	(13,554)

Income from operations before income tax expense	48,820	38,762	48,506

Income tax expense	20,790	15,681	21,740

Net Income	$28,030	$23,081	$26,766

Weighted Average Number of Common Shares Outstanding	17,121	16,934	16,778
Basic Earnings Per Common Share	$1.62	$1.34	$1.58

Weighted Average Number of Diluted Shares Outstanding	17,177	17,101	16,809
Fully Diluted Earnings Per Common Share	$1.61	$1.33	$1.57

Dividends Declared Per Common Share	$0.955	$0.910	$0.900

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Earnings	Accumulated
	Number		Reinvested	Other
	of		in the	Comprehensive
(in thousands)	Shares	Amount	Business	Income (Loss)	Total
Balances at December 31, 2004	16,752	$165,270	$89,454	$(3,259)	$251,465
Add:
Net income			26,766		26,766
Additional minimum pension liability adjustment, net				(297)	(297)
Total comprehensive income					26,469

Issuance of Common Shares	42	1,018			1,018
Exercise of stock options	4	102			102
Tax benefit from employee stock options		16			16
Non-cash compensation on stock units issued		123			123
Deduct:
Dividends on Common Shares			15,099		15,099
Balances at December 31, 2005	16,798	166,529	101,121	(3,556)	264,094
Comprehensive income:
Net income			23,081		23,081
Additional minimum pension liability adjustment, net				3,376	3,376
Total comprehensive income					26,457

Net adjustment to adopt SFAS No. 158				180	180

Issuance of Common Shares	59	2,117			2,117
Exercise of stock options	192	4,419			4,419
Tax benefit from employee stock options		1,237			1,237
Compensation on stock-based awards		757			757
Dividend equivalent rights on stock-based awards not paid in cash		76			76
Deduct:
Dividends on Common Shares			15,392		15,392
Dividend equivalent rights on stock based awards, net of tax effect			211		211
Balances at December 31, 2006	17,049	175,135	108,599	—	283,734
Cumulative effect of adopting FIN 48			181		181
Add:
Net income			28,030		28,030

Issuance of Common Shares	26	876			876
Exercise of stock options	156	3,911			3,911
Tax benefit from employee stock options		835			835
Compensation on stock-based awards		968			968
Dividend equivalent rights on stock-based awards not paid in cash		71			71
Deduct:
Dividends on Common Shares			16,339		16,339
Dividend equivalent rights on stock based awards, net of tax effect			138		138
Balances at December 31, 2007	17,231	$181,796	$120,333	$—	$302,129

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$28,030	$23,081	$26,766
Adjustments for non-cash items:
Depreciation and amortization	28,941	26,272	21,962
Net gain on disposal of property	(584)	(258)	—
Provision for doubtful accounts	1,109	837	535
Deferred income taxes and investment tax credits	1,462	4,715	14,097
Unrealized (gain) loss on purchased power contracts	(2,100)	7,071	(5,445)
Equity earnings from investment	(299)	(459)	—
Impairment loss on assets removed from ratebase	53	317	269
Stock-based compensation expense	857	546	123
Other — net	981	1,023	1,040
Changes in assets and liabilities:
Accounts receivable — customers	(1,572)	(2,007)	(2,793)
Unbilled revenue	(339)	(501)	(1,452)
Other accounts receivable	137	44	(4,233)
Receivables from the U.S. government	(1,295)	(2,277)	(3,760)
Materials and supplies	(11)	(144)	75
Prepayments and other current assets	2,122	211	468
Regulatory assets - supply cost balancing accounts	(1,962)	(1,835)	(4,425)
Other assets	(5,783)	(6,842)	(4,328)
Accounts payable	833	4,331	1,447
Income taxes receivable/payable	1,527	(1,709)	6,561
Other liabilities	(1,085)	(857)	7,698
Net cash provided	51,022	51,559	54,605

Cash Flows From Investing Activities:
Construction expenditures	(49,867)	(66,599)	(71,184)
Proceeds from sale of property	609	391	—
Net cash used	(49,258)	(66,208)	(71,184)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	876	2,117	1,018
Proceeds from stock option exercises	3,911	4,419	102
Tax benefits from exercise of stock-based awards	835	1,237	—
Receipt of advances for and contributions in aid of construction	7,073	8,810	18,988
Refunds on advances for construction	(4,179)	(3,246)	(3,368)
Cash received on financing portion of purchased power contracts	—	2,681	2,681
Retirement or repayments of long-term debt	(601)	(649)	(863)
Proceeds from issuance of long-term debt, net of issuance cost	—	—	39,849
Dividend equivalent rights	(115)	(250)	—
Tax benefits from payment of dividend equivalent rights	50	113	—
Net change in notes payable to banks	5,200	5,000	(18,000)
Dividends paid	(16,339)	(15,392)	(15,099)
Net cash (used) provided	(3,289)	4,840	25,308

Net (decrease) increase in cash and cash equivalents	(1,525)	(9,809)	8,729

Cash and cash equivalents, beginning of year	3,223	13,032	4,303

Cash and cash equivalents, end of year	$1,698	$3,223	$13,032

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2007	2006
Assets

Utility Plant, at cost
Water	$922,459	$884,719
Electric	65,078	64,103
	987,537	948,822
Less — accumulated depreciation	(298,856)	(271,716)
	688,681	677,106
Construction work in progress	43,552	34,438
Net utility plant	732,233	711,544

Other Property and Investments	7,838	7,745
	7,838	7,745
Current Assets
Cash and cash equivalents	1,389	1,735
Accounts receivable-customers, less allowance for doubtful accounts	15,741	14,465
Unbilled revenue	15,701	15,371
Inter-company receivable	563	111
Other accounts receivable, less allowance for doubtful accounts	3,195	4,066
Materials and supplies	1,562	1,550
Regulatory assets — current	5,116	3,834
Prepayments and other current assets	2,595	2,575
Deferred income taxes — current	3,845	5,024
Total current assets	49,707	48,731

Regulatory and Other Assets
Regulatory assets	82,539	84,686
Other accounts receivable	9,723	9,335
Other	7,933	5,620
Total regulatory and other assets	100,195	99,641
Total Assets	$889,973	$867,661

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2007	2006
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$278,441	$266,965
Long-term debt	260,941	261,248
Total capitalization	539,382	528,213

Current Liabilities
Long-term debt — current	309	323
Accounts payable	24,402	19,818
Inter-company payable	23,764	12,272
Income taxes payable to Parent	2,469	1,642
Accrued employee expenses	5,677	4,887
Accrued interest	2,424	2,445
Regulatory liabilities — current	173	3,546
Unrealized loss on purchased power contracts	1,554	3,654
Other	13,459	11,654
Total current liabilities	74,231	60,241

Other Credits
Advances for construction	78,917	76,646
Contributions in aid of construction — net	87,323	85,513
Deferred income taxes	78,805	76,678
Unamortized investment tax credits	2,336	2,427
Accrued pension and other postretirement benefits	20,851	31,042
Other	8,128	6,901
Total other credits	276,360	279,207

Commitments and Contingencies (Notes 12 and 13)

Total Capitalization and Liabilities	$889,973	$867,661

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2007	2006
Common Shareholder’s Equity:
Common shares, no par value Outstanding: 122 shares in 2007 and 2006	$163,180	$161,459
Earnings reinvested in the business	115,261	105,506
	278,441	266,965

Long-Term Debt
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,905	7,915
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,818	4,904
Other Debt Instruments:
8.50% fixed rate obligation due 2013	886	1,037
Variable rate obligation due 2018	375	410
Capital lease obligations	166	205
	261,250	261,571
Less: Current maturities	(309)	(323)
	260,941	261,248
Total Capitalization	$539,382	$528,213

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2007	2006	2005
Operating Revenues
Water	$230,178	$215,157	$198,648
Electric	28,574	29,268	27,224
Total operating revenues	258,752	244,425	225,872

Operating Expenses
Water purchased	44,583	43,707	45,510
Power purchased for pumping	9,972	9,389	7,978
Groundwater production assessment	9,944	9,033	8,353
Power purchased for resale	14,199	14,383	13,238
Unrealized (gain) loss on purchased power contracts	(2,100)	7,071	(5,445)
Supply cost balancing accounts	(1,962)	(1,835)	(4,425)
Other operating expenses	23,045	20,878	19,215
Administrative and general expenses	44,330	41,002	38,895
Depreciation and amortization	27,051	24,448	20,742
Maintenance	14,721	11,539	10,142
Property and other taxes	10,854	9,770	9,027
Net gain on sale of property	(591)	(262)	—
Total operating expenses	194,046	189,123	163,230

Operating Income	64,706	55,302	62,642

Other Income and Expenses
Interest expense	(20,063)	(19,186)	(13,288)
Interest income	2,111	2,670	1,047
Other	225	608	—
Total other income and expenses	(17,727)	(15,908)	(12,241)

Income from operations before income tax expense	46,979	39,394	50,401

Income tax expense	20,079	16,136	22,573

Net Income	$26,900	$23,258	$27,828

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings	Accumulated
	Number		Reinvested	Other
	of		in the	Comprehensive
(in thousands, except number of shares)	Shares	Amount	Business	Income (Loss)	Total

Balances at December 31, 2004	122	$159,290	$87,817	$(3,259)	$243,848
Comprehensive income:
Net income			27,828		27,828
Additional minimum pension liability adjustment, net				(297)	(297)
Total comprehensive income					27,531

Tax benefit from employee stock options		16			16
Non-cash compensation on stock units issued		123			123
Deduct:
Dividends on Common Shares			16,000		16,000

Balances at December 31, 2005	122	159,429	99,645	(3,556)	255,518
Comprehensive income:
Net income			23,258		23,258
Additional minimum pension liability adjustment, net				3,376	3,376
Total comprehensive income					26,634

Net adjustment to adopt SFAS No. 158				180	180

Tax benefit from employee stock options		1,235			1,235
Compensation on stock based awards		722			722
Dividend equivalent rights on stock-based awards not paid in cash		73			73
Deduct:
Dividends on Common Shares			17,200		17,200
Dividend equivalent rights on stock-based awards, net of tax effect			197		197

Balances at December 31, 2006	122	$161,459	$105,506	$—	$266,965
Cumulative effect of adopting FIN 48			185		185

Add:
Net income			26,900		26,900

Tax benefit from employee stock options		772			772
Compensation on stock based awards		881			881
Dividend equivalent rights on stock-based awards not paid in cash		68			68
Deduct:
Dividends on Common Shares			17,200		17,200
Dividend equivalent rights on stock-based awards, net of tax effect			130		130

Balances at December 31, 2007	122	$163,180	$115,261	$—	$278,441

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$26,900	$23,258	$27,828
Adjustments for non-cash items:
Depreciation and amortization	27,051	24,448	20,742
Net gain on disposal of property	(591)	(262)	—
Provision for doubtful accounts	434	825	522
Deferred income taxes and investment tax credits	1,812	4,930	13,144
Unrealized (gain) loss on purchased power contracts	(2,100)	7,071	(5,445)
Equity earnings from investment	(225)	(608)	—
Impairment loss on assets removed from ratebase	53	225	269
Stock-based compensation expense	764	511	123
Other — net	627	637	885
Changes in assets and liabilities:
Accounts receivable — customers	(1,562)	(2,066)	(2,513)
Unbilled revenue	(330)	(515)	(1,390)
Other accounts receivable	335	719	(4,171)
Materials and supplies	(12)	(146)	69
Prepayments and other assets	2,080	220	453
Regulatory assets - supply cost balancing accounts	(1,962)	(1,835)	(4,425)
Other assets	(4,091)	(2,523)	(3,770)
Accounts payable	310	1,904	718
Inter-company receivable/payable	(550)	97	(2,060)
Income taxes receivable/payable from/to Parent	1,016	(626)	6,471
Other liabilities	(1,602)	(2,459)	4,647
Net cash provided	48,357	53,805	52,097

Cash Flows From Investing Activities:
Construction expenditures	(46,725)	(64,489)	(65,153)
Proceeds from sale of property	609	384	—
Net cash used	(46,116)	(64,105)	(65,153)

Cash Flows From Financing Activities:
Tax benefits from exercise of stock-based awards	772	1,235	—
Receipt of advances for and contributions in aid of construction	6,609	7,722	16,799
Refunds on advances for construction	(3,979)	(2,758)	(3,022)
Cash received on financing portion of purchased power contracts	—	2,681	2,681
Proceeds from issuance of long-term debt, net of issuance costs	—	—	39,849
Repayments of long-term debt	(321)	(309)	(265)
Dividend equivalent rights	(103)	(228)	—
Tax benefits from payment of dividend equivalent rights	45	104	—
Net change in inter-company borrowings	11,590	12,000	(20,900)
Common dividends paid	(17,200)	(17,200)	(16,000)
Net cash (used) provided	(2,587)	3,247	19,142

Net (decrease) increase in cash and cash equivalents	(346)	(7,053)	6,086

Cash and cash equivalents, beginning of year	1,735	8,788	2,702

Cash and cash equivalents, end of year	$1,389	$1,735	$8,788

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)). GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 255,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water and wastewater related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of the contracted services provided by ASUS and its wholly owned subsidiaries or by AWR. The consolidated financial statements include the accounts of AWR, GSWC, CCWC  and ASUS and its subsidiaries.  AWR’s assets, revenues and operations are primarily those of GSWC.

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and wastewater systems at various military bases pursuant to 50-year fixed price contracts, subject to periodic price redeterminations and modifications for changes in circumstances.  FBWS operates the water and wastewater systems at Fort Bliss located near El Paso, Texas pursuant to the terms of a 50-year contract with the U.S. government effective October 1, 2004.  FBWS holds a Certificate of Public Convenience and Necessity from the Texas Commission on Environmental Quality. TUS took over the operation and maintenance of the water and wastewater systems at Andrews Air Force Base in Maryland on February 1, 2006 and commenced operation of these systems on that date pursuant to the terms of a 50-year contract with the U.S. government. On December 14, 2005, the Maryland Public Service Commission determined it was in the public interest and consistent with Public Convenience and Necessity to conditionally approve the right of TUS to operate in accordance with the terms and conditions of the contract with the U.S. government. ODUS assumed the operation and maintenance of the wastewater systems at Fort Lee in Virginia on February 23, 2006 and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia on April 3, 2006 and commenced operation and maintenance of these systems on those dates pursuant to the terms of 50-year contracts with the U.S. government. The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company.  In September and early October of 2007, ASUS was awarded contracts to operate and maintain the water and wastewater systems at Fort Jackson, South Carolina and at Fort Bragg, North Carolina pursuant to 50-year fixed price, price redetermination contracts and with substantially similar terms as the agreements previously executed with the U.S. government. PSUS, commenced operations at Fort Jackson on January 2, 2008.  ONUS commenced operations at Fort Bragg on March 1, 2008 following the expiration of its transition period.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its wholly-owned subsidiaries GSWC, CCWC and ASUS (and its wholly-owned subsidiaries, FBWS, TUS, ODUS, PSUS and ONUS),  collectively referred to as “Registrant” or the “Company”, and are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. Investments in partially-owned affiliates are accounted for by the equity method when Registrant’s ownership interest exceeds 20%. The preparation of these financial statements required the use of certain estimates by management in determining Registrant’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain prior-period amounts were reclassified to conform to 2007 financial statement presentation.   FBWS, TUS, ODUS, PSUS and ONUS may be referred to herein collectively as the “Military Utility Privatization Subsidiaries”.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of its operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of December 31, 2007 and 2006. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed allocation factors. GSWC’s outstanding common stock is owned entirely by its parent, AWR.

Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC, ACC and the Federal Energy Regulatory Commission (“FERC”). The utility subsidiaries, GSWC and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation”. This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator.

Under SFAS No. 71, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2007 and 2006.

Property and Depreciation: GSWC and CCWC capitalize, as utility plant, the cost of additions, betterments and replacements of retired units. Such cost includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable accumulated depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price is recorded as an acquisition adjustment within utility plant. At December 31, 2007, utility plant includes a net credit acquisition adjustment of $8.8 million for GSWC, which is generally being amortized over approximately 30 years as permitted by the CPUC. Amortization of the acquisition adjustments totaled $374,000 for each of the three years ended December 31, 2007.

Depreciation is computed on the straight-line, remaining-life basis, based on depreciable plant as of the beginning of each year in accordance with Registrant’s ratemaking process. The aggregate provisions for depreciation for GSWC approximated 3% for its water distribution unit, and approximately 4% for its electric unit for the years 2007, 2006 and 2005. The aggregate provision for depreciation for CCWC was 3.7% for 2007 and 2006 and 2.5% for 2005. Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs are charged to the accumulated provision for depreciation.

Estimated useful lives of Registrant’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 55 years
Generation	40 years
Other plant	7 years to 40 years

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Registrant would recognize an impairment loss only if the carrying value amount of a long-lived asset is not recoverable from its undiscounted cash flows. Impairment loss is measured as the excess of the carrying value over the fair market value of the long-lived asset. Management judgment is involved in both deciding if testing for recoverability is necessary and in estimating undiscounted cash flows.  During the years ended December 31, 2007, 2006 and 2005, impairment losses of approximately $53,000, $317,000 and $269,000, respectively, were recorded in “Other Operating Expenses” as a result of the disallowance of certain capital costs by the CPUC and ACC. For the years ended December 31, 2007, 2006 and 2005, no other write-downs were required.

Goodwill: At December 31, 2007, Registrant had approximately $11.4 million of goodwill included in “Other Property and Investments”. The goodwill represents the difference between the aggregate purchase price and the fair value of CCWC’s net assets acquired in October 2000. Goodwill is reduced on an ongoing basis to reflect the total tax benefit realized from amortizing, for tax purposes, the excess of tax over book goodwill basis in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment at least annually on December 31 and more frequently if circumstances indicate that it may be impaired. The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value, using the terminal value method, of the related operations that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.  Current year analysis indicated no impairment.

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. The Company’s cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on historical write-off experience and the aging of account balances. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required. Other accounts receivable consist of amounts due from third parties (non-customers) for various reasons including amounts due from contractors, amounts due under settlement agreements, and amounts due from the U.S. government pursuant to awarded contracts to operate and maintain, and provide construction services for the water and wastewater systems at military bases. The allowance for these other accounts receivable is based on Registrant’s evaluation of the receivable portfolio under current conditions and review of specific problems and such other factors that, in Registrant’s judgment, deserve recognition in estimating losses.

Materials and Supplies: Materials and supplies are stated at the lower of cost or market. Cost is computed using average cost.

Interest: Interest incurred during the construction of capital assets is generally not capitalized for financial reporting purposes as such policy is not followed in Registrant’s ratemaking process. Interest expense is generally recovered through the regulatory process.

Water and Electric Operating Revenues: GSWC and CCWC record water and electric utility operating revenues when the service is provided to customers. Revenues include amounts billed to customers on a cycle basis based on meter reading for services provided and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period. Actual usage may vary from this estimate. Flat-rate customers are billed in advance at the beginning of the service period and are reported as deferred revenues. Revenue from flat-rate customers is deferred and adjustments are calculated to determine the revenue related to the applicable period.

Other Operating Revenues:  Revenues from non-regulated, operations and maintenance agreements are recognized when services have been rendered to companies, municipalities or the U.S. government under such agreements. Revenues from fixed-price construction contracts with the U.S. government are recognized on the percentage-of-completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on contracts not yet completed.   The amount of revenue recognized is based on costs expended to date and is measured by the percentage of actual costs to date to the estimated total cost for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Contract costs include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and overhead costs. Administrative and general costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.  Amounts expected to be earned/collected in the next 12-months have been classified as current.

Comprehensive Income:   Prior to the adoption of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, accumulated other comprehensive income (“OCI”) was reported as a separate component of shareholders’ equity. OCI included an adjustment to the minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. This item was separately reported on the Consolidated Statement of Changes in Common Shareholders’ Equity. As of December 31, 2006, Registrant adopted the provisions of SFAS No. 158 and began recording the adjustment to the minimum pension liability as a regulatory asset. See Note 10 for further details.

Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are capitalized and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding as Registrant normally receives recovery of these costs in rates.

Other Credits and Liabilities: For GSWC, advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installations for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main. After all refunds are made, any remaining balance is transferred to contributions-in-aid of construction.  Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property. During 2007 and 2006, approximately $2.6 million and $4.2 million, respectively, of advances that expired were transferred to contributions-in-aid of construction. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property. For CCWC, advances for construction represent amounts advanced by developers which are refundable over 10 to 20 years. Refund amounts under the CCWC contracts are based on annual revenues from the extensions, as authorized by the ACC.

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

During 2002, GSWC entered into block-forward power purchase contracts that qualify as derivative instruments under SFAS No. 133.  Contracts with Pinnacle West Marketing & Trading Company, LLC (“PWMT”) (formerly Pinnacle West Capital Corporation) became effective in November 2002 and do not qualify for designation as normal purchases and normal sales. Settlement of the contracts with PWCC occurred on a cash or net basis through 2006 and occurs by physical delivery through 2008.  In June 2007, PWMT sold many of its wholesale power contracts to Morgan Stanley Capital Group, Inc. (“MSCG”). The sale included the contract between PWMT and GSWC. GSWC was notified by PWMT about the sale of its contracts, and in September 2007 an assignment agreement was executed by GSWC, PWMT and MSCG that  became effective November 1, 2007. The assignment agreement retained the identical terms and conditions of the original contract and will have no impact on GSWC.

On a monthly basis, the related asset or liability on these contracts is adjusted to reflect the fair market value at the end of the month. As this contract moves forward in time and is settled, the realized gains or losses are recorded in power purchased for resale, and the unrealized gains or losses are reversed. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. GSWC has recognized these contracts at fair market value on its balance sheets resulting in a cumulative unrealized loss of $1.6 million as of December 31, 2007.  A pretax unrealized gain of $2.1 million and $5.4 million was recognized for the years ended December 31, 2007 and 2005, respectively, resulting from increases in energy prices during the period.  A pretax unrealized loss of $7.1 million was recognized for the year ended December 31, 2006, resulting from decreases in energy prices during the period.

In addition, the cash flows associated with the PWMT (now MSCG) contract have been included as financing activities in the Statement of Cash Flows in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  For the years ended December 31, 2006 and 2005, Registrant has reflected in its Statement of Cash Flows approximately $2.7 million each year related to the financing portion of the purchased power contracts with MSCG.  Physical delivery under the MSCG contract began January 1, 2007, therefore, there were no further cash flows in financing activities from net settlement.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk.

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by Registrant. Rates available to Registrant at December 31, 2007 and 2006 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2007		2006
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$261,250	$293,711	$261,571	$299,529
Long-term debt—CCWC	6,585	6,430	6,865	6,521
Total AWR	$267,835	$300,141	$268,436	$306,050

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

If Registrant had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock options, net income and earnings per share for 2005 would have been changed to the pro forma amounts indicated below.

(dollars in thousands except EPS)	2005
Net income, as reported	$26,766
Add: Stock-based compensation expense included in reported net income, net of tax	72
Less: Stock-based compensation expense determined under the fair-value accounting method, net of tax	(694)
Pro forma	$26,144
Basic earnings per share:
As reported	$1.58
Pro forma	$1.54
Diluted earnings per share:
As reported	$1.57
Pro forma	$1.54

There were no material differences between the consolidated 2005 pro forma disclosures for AWR and the 2005 pro forma disclosures for GSWC.

Recently Adopted Accounting Pronouncements:  As discussed above, effective January 1, 2006, Registrant adopted the provisions of SFAS No. 123(R), which requires the recognition of compensation expense related to the fair value of stock-based compensation awards. See Note 11 for further details.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158. SFAS No. 158 requires that Registrant recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in its 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. Registrant adopted SFAS No. 158 effective December 31, 2006.  See Note 10 for further discussion.

In March 2006, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 06-03, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed. If such taxes are significant, and are presented on a gross basis, an entity should also disclose the amounts of those taxes. Effective January 1, 2007, Registrant adopted the guidance of EITF No. 06-03. GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $2.7 million, $2.4 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Effective January 1, 2007, Registrant adopted the provisions of FIN 48. In addition, in May 2007, the FASB Staff Position (“FSP”) issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, which amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. See Note 9 for further details and information on the impact of the adoption of FIN 48 and FSP FIN 48-1 on Registrant.

New Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Registrant will implement the new standard effective January 1, 2008. Registrant is currently evaluating the impact, if any, that SFAS No. 157 may have on its future consolidated financial statements and disclosures.   In February 2008 the FASB delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between “carrying value” and “fair value” at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar type assets and liabilities. SFAS No. 159 is effective for Registrant’s fiscal year beginning January 1, 2008. Registrant is evaluating the potential impact of SFAS No. 159; however, this standard is not expected to have a material impact on Registrant’s future consolidated financial statements.

In March 2007, the FASB issued EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment”, which concludes that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees and directors for equity classified as nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. Registrant has commenced recognizing this tax benefit as an increase in additional paid-in capital beginning January 1, 2008. The impact of this change is not expected to be material to Registrant’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Registrant engages in will be recorded and disclosed following existing accounting standards until January 1, 2009.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). Registrant is evaluating the potential impact of SFAS No. 160; however, this standard is not expected to have any material impact on Registrant’s future consolidated financial statements and disclosures.

Note 2 — Regulatory Matters

                In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At December 31, 2007, Registrant had $13.5 million of regulatory assets not accruing carrying costs. Of this amount, $5.2 million relates to deferred income taxes representing accelerated tax benefits flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, and a $7.2 million “non-yielding” regulatory asset related to the general rate case memorandum accounts to be recovered over 24 months.  In addition, there are other expenses that Registrant recovers in rates over a short period that do not provide for recovery of carrying costs. At December 31, 2007, $1.1 million was recorded as other regulatory assets for such expenses to be recovered. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	As of December 31,
(In thousands)	2007	2006
GSWC
Electric supply cost balancing account	$18,318	$19,873
Water supply cost balancing accounts	8,525	4,877
Costs deferred for future recovery on Aerojet case	21,244	21,313
Pensions and other postretirement obligations	11,443	22,815
Flow-through taxes, net (Note 9)	5,220	7,243
Electric transmission line abandonment costs	3,157	3,288
Asset retirement obligations	3,547	3,197
Low income rate assistance balancing accounts	4,147	3,807
General rate case memorandum accounts	7,162	—
Santa Maria adjudication memorandum accounts	4,005	—
Refund of water right lease revenues	(2,945)	(3,565)
Other regulatory assets, net	3,659	2,126
Total GSWC	$87,482	$84,974
CCWC
Asset retirement obligations	$52	$48
Other regulatory liabilities, net	(538)	(565)
Total AWR	$86,996	$84,457

Supply Cost Balancing Accounts:

                Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $18.3 million at December 31, 2007. The balance in the electric supply cost balancing account is primarily impacted by: (i) a surcharge to decrease previously under-collected energy costs; (ii) changes in purchased energy costs, and (iii) changes in power system delivery costs.

                The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 140,441,255, 141,235,419 and 134,065,573 kilowatt hours of electricity to its BVES customers for the years ended December 31, 2007, 2006 and 2005, respectively. As a result of the surcharge, the supply cost balancing account was reduced by approximately $3.1 million, $3.0 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Approximately $17.1 million of the under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge, based on electricity sales, to be sufficient for it to recover by August 2011 the amount of the under-collected balance incurred during the energy crisis. However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek recovery of any amounts not recovered through this surcharge.

                Changes in purchased energy and power system delivery costs also impact the electric supply cost balancing account. The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of a 2001 CPUC decision. The BVES division of GSWC is allowed to include up to a weighted average annual purchased energy cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  During the year ended December 31, 2007, the amount expensed was $29,000.  There were no amounts expensed over the $77 per MWh cap during the years ended December 31, 2006 and 2005.

Charges to GSWC by Southern California Edison (“Edison”), a subsidiary of Edison International, associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES’s retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is $38,137 per month. These charges have been included in the balancing account for subsequent recovery from customers, subject to CPUC approval. BVES plans to file a rate case in 2008 and will include a request for such cost recovery. The incoming power system delivery costs are not subject to the $77 per MWh price cap referenced above.  Other components, such as interest accrued on the cumulative under-collected balance and power loss during transmission, also affect the balance of the electric supply cost balancing account.

In summary, for the years ended December 31, 2007, 2006 and 2005, the under-collection decreased by approximately $1.6 million, $1.2 million and $1.8 million, respectively.

Water Supply Cost Balancing Accounts—As permitted by the CPUC, Registrant maintains water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  The supply cost balancing accounts track differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occur when the current cost exceeds the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occur when the current cost of these items is less than the amount in rates.  Typically, under-collections or over-collections, when they occur, are tracked in the supply cost balancing accounts for future recovery or refund through a surcharge (in the event of an under-collection) or through a surcredit (in the event of an over-collection) on customers’ bills.  Registrant accrues interest on its under-collections in the supply cost balancing accounts at the rate prevailing for 90-day commercial paper.  Registrant does not maintain a supply cost balancing account for CCWC.

For the years ended December 31, 2007, 2006 and 2005, approximately $3.6 million, $3.1 million and $6.4 million of under-collections, respectively, were recorded in the water supply cost balancing accounts.  Amortization of surcharges that are in rates to recover under-collections from customers and surcredits that are in rates to refund over-collections to customers also increased or decreased the water supply cost balancing accounts.  During the year ended December 31, 2007, approximately $990,000 of under-collection amortization decreased the water supply cost balancing accounts.  During the years ended December 31, 2006 and 2005 approximately $1.1 million and $0.6 million, respectively, of over-collection amortization increased the water supply cost balancing accounts.

As of December 31, 2007, there is approximately $8.5 million net under-collections in the water supply cost balancing accounts.  Of this amount, approximately $6.8 million relates to GSWC’s Region III customer service area.  Because the balance has exceeded 2% of adopted gross revenues for this service area, GSWC has filed an advice letter in March 2008 to implement a surcharge to begin recovery of  this under-collection.   The amortization of this surcharge will be at least over 24 months.   The remaining $1.7 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I under-collection of $2.1 million and Region II’s over-collection of $455,000.  Currently, there is a surcharge in place in Region I expiring in January 2009 to recover this under-collection, and a surcredit at Region II to refund the over-collection expiring in August 2008.

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

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period. At the time of the decision, approximately $15.1 million had been recorded as a non-yielding regulatory asset representing primarily the legal costs incurred at that time in connection with prosecuting the cases. The difference between the amount filed with the CPUC for recovery in rates and those recorded primarily relate to previously incurred carrying costs for certain capital investments required to restore the water supply. As a result of this decision, GSWC reflected an increase of approximately $6.2 million in its regulatory assets to include previously expensed carrying and other costs and recorded a corresponding pretax gain in its results of operations during the third quarter of 2005. In addition, GSWC was ordered to restore to the appropriate plant accounts those amounts that were reimbursed by Aerojet pursuant to the settlement. This resulted in GSWC recording an approximate $1.0 million decrease to depreciation expense during the third quarter of 2005.

A rate surcharge generating approximately $1.1 million, $1.1 million and $0.3 million was billed to customers during the years ended December 31, 2007, 2006 and 2005, respectively. GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years. However, no costs will be added to the memorandum account, other than on-going interest charges approved by the decision. Pursuant to the decision, additional interest of approximately $1.1 million was added to the Aerojet litigation memorandum account during each of the years ended December 31, 2007 and 2006.

It is management’s intention to offset any settlement proceeds received from Aerojet, pursuant to the settlement agreement, against the balance in the memorandum account, with the exception of an $8.0 million payment guaranteed by Aerojet. The $8.0 million, plus interest on the unpaid balance, is scheduled to be paid in installments over five years beginning in 2009 and is expected to be used to make GSWC whole for certain capital investments it made in managing the contamination, which was the basis of the suit against Aerojet. Pursuant to such settlement agreement, Aerojet has agreed to reimburse GSWC an additional $17.5 million, plus interest accruing from January 1, 2004, for GSWC’s past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.

On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development, which represents the aforementioned portion of the defined Aerojet property, into its Rancho Cordova service area and to provide water service to that new development. The City of Folsom (the “City”) filed a protest of GSWC’s advice letter on April 27, 2006. On January 30, 2007, the CPUC rejected the advice letter without prejudice, and invited GSWC to refile the advice letter once the City’s protest was resolved, or file an application for CPUC approval of the service territory expansion. In June 2007, GSWC signed an agreement with the City. Pursuant to the agreement, the City relinquishes all claims concerning GSWC’s providing water service to the Westborough area, and as compensation to the City to resolve its claim, GSWC has agreed to pay the City $550,000 as the settlement payment, of which Aerojet will reimburse GSWC for 50%, or $275,000. Accordingly, as of and for the year ended December 31, 2007, GSWC has recorded an obligation of $550,000 to the City, an additional receivable of $275,000 from Aerojet for the amount to be reimbursed, and a net charge to expense in the amount of $275,000 for GSWC’s share of the settlement payment. During the third quarter of 2007, GSWC filed a second advice letter after resolving the issue with the City. That advice letter was subsequently protested by the Sacramento County Water Agency (“SCWA”). GSWC filed a response to the SCWA protest.  In November 2007, the CPUC’s Water Division rejected the advice letter.  GSWC is currently in discussions with SCWA and Aerojet to resolve the objections raised by SCWA in their protest.

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

Electric Transmission Line Abandonment Costs:

The ability of GSWC to deliver purchased power to customers in its BVES customer service area is limited by the ability of the transmission facilities owned by Edison to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, GSWC and Edison agreed to settle this suit. Under the terms of the settlement agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison. Edison filed an application with the FERC for approval to treat the entire $5 million settlement payment as an abandoned project cost to be included in Edison’s wholesale tariff charged to GSWC.

GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of $38,137 to be included in Edison’s monthly tariff, discussed previously. The $1.4 million lump sum payment is recorded in the electric supply cost balancing account. In addition, monthly payments of $38,137 per month made to Edison during the years ended December 31, 2007, 2006 and 2005 have also been included in the electric supply cost balancing account, as discussed previously. Management believes that it is probable that the CPUC will permit GSWC to recover the rates authorized by and on file with FERC in connection with the Edison settlement.

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

Low Income Balancing Accounts:

This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s Region II and Region III and the California Alternate Rate for Energy program in GSWC’s electric division. These programs mandated by the CPUC provide a 15% discount for qualified low-income water customers and 20% for electric customers. The low income balancing account was established in May 2002 to track all the discounts and costs related to this program for future recovery in rates. The Company anticipates the discounts for low income families will eventually be incorporated in GSWC’s base rates to customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper. As part of the respective general rate case proceedings, GSWC filed for recovery of Region II’s and III’s low income balancing accounts.  In January 2007, the CPUC approved the recovery of $744,000 in Region III’s low income balancing account over a 12-month period effective January 1, 2007.

General Rate Case Memorandum Accounts:

On November 16, 2007, the CPUC approved general rate case increases for GSWC’s Region II service area and additional rate increases in Region II and III to recover general office expenses at the corporate headquarters of GSWC.  Due to delays in issuing a decision on these applications, the CPUC had previously approved an interim rate increase for Region II totaling $1.2 million that became effective January 1, 2007. Based on the decision issued by the CPUC on November 16, 2007, the approved revenue increase for 2007 totals approximately $6.4 million and was retroactive to January 1, 2007.  Additionally, the decision also reflects a rate increase of approximately $3.0 million for 2007 to recover corporate headquarters’ expenses allocated to Region III.  Similar to Region II, the CPUC had previously approved an interim rate increase for Region III, totaling $135,000, which became effective January 1, 2007.

As a result of these decisions, GSWC recorded approximately $7.2 million as a non-yielding regulatory asset with a corresponding increase to revenues during the fourth quarter of 2007 related to additional revenues representing the revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 through December 20, 2007 (date when the new tariff rates were fully implemented).  A surcharge was implemented February 2008 to recover the retroactive revenues over 24-months.  There were no corresponding retroactive revenues recorded in 2006 and 2005.  The decision also changed the revenue requirement related to the adopted rates for Region II supply cost balancing accounts; also retroactive to January 1, 2007. At the time of the final decision, an under-collection of $2.5 million which had been recorded in the Region II supply cost balancing account throughout 2007 was reversed in November 2007 reducing this regulatory asset.

Santa Maria Adjudication Memorandum Accounts:

As more fully discussed in Note 13, GSWC has incurred costs of approximately $6.7 million as of December 31, 2007, including legal and expert witness fees, in defending its groundwater supply in the Santa Maria Basin for use by its customers in Santa Barbara and San Luis Obispo Counties. Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the CPUC’s Division of Ratepayer Advocates (“DRA”) authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs in the Santa Maria groundwater basin adjudication. GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge has been implemented in the third quarter of 2007 for recovery of these costs. A rate surcharge generating approximately $237,000 was billed to customers during the year ended December 31, 2007. All litigation costs that have been incurred since December 31, 2005, totaling approximately $1.2 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding. Management believes that these additional costs will be approved and the recovery of these costs through rates is probable.

Refund of Water Right Lease Revenues:

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, GSWC recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income, net of taxes, during the fourth quarter of 2003. A final amount of the refund was approved by the CPUC in June 2004 and GSWC adjusted its estimate to the approved refund amount of $5.2 million.  Refunds of approximately $620,000, $592,000 and $621,000 were provided to customers during the years ended December 31, 2007, 2006 and 2005, respectively. The refunds will be made over a 9-year period which commenced in June 2004.

Pursuant to the March 2004 CPUC order, the apportionment of any lease revenues that GSWC collects commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues received from the City of Folsom since January, 2004, inclusive of the balances in the regulatory liability accounts, in water system infrastructure and to include such investments in the rate base upon which GSWC earns a rate of return. As a result, GSWC transferred approximately $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into other operating revenues in the first quarter of 2006. GSWC also recorded additional other operating revenues of approximately $1.3 million and $1.2 million reflecting lease revenues from the City of Folsom for the year ended December 31, 2007 and 2006, respectively.

Outside Services Memorandum Account:

In April 2006, the CPUC approved GSWC’s Region II advice letter which requested recovery of the expenses recorded in the Outside Services Memorandum Account (“OSMA”), as of December 31, 2005. The decision authorized the recovery of this memorandum account to record costs incurred while working with the Water Replenishment District (“WRD”), WRD Technical Advisory Committee, Central and West Basin Municipal Water Districts, Metropolitan Water District, West Basin Water Association and Central Basin Water Association on water supply reliability and rate-related issues in Region II. GSWC incurred approximately $374,000 and $345,000 in the OSMA in 2004 and 2005, respectively. GSWC sought and received authorization to amortize the cumulative total of approximately $719,000 over a 12-month period through customer rates. Accordingly, GSWC recorded a regulatory asset for this amount in April of 2006 with an offset and reduction to outside legal services recorded in administrative and general expenses during the second quarter of 2006. A surcharge went into effect in April 2006 and accordingly, GSWC began amortizing the OSMA account. Revenues of approximately $216,000 and $485,000 were received from customers during the years ended December 31, 2007 and 2006, respectively,  relating to this surcharge. GSWC also booked the amortization for these amounts received to its OSMA memorandum account; therefore, there was no net impact on earnings. The surcharge was in place for a 12-month period from the effective date and expired in April 2007.

Furthermore, the CPUC decision issued in November 16, 2007 approving Region II’s rate increase also approved DRA’s recommendation to continue recording these legal costs in the memorandum account and recovering it through an advice letter process.  Accordingly, GSWC recorded a regulatory asset for costs incurred in 2006 and 2007, including interest, of approximately $497,000 as of December 31, 2007.  An advice letter was filed in January of 2008 requesting authorization to recover the balance over a 12-month period.  That advice letter is currently under review; however, a surcharge to recover the balance over a 12-month period was implemented in January 2008.

BVES Generation Facility Capital-Related Memorandum Account (“CAPMA”):

In April 2005, new customer rates went into effect related to the 8.4 MW natural gas-fueled generation plant, which has resulted in an increase of approximately $2.3 million in annual revenue based on an estimated total capital-related cost of $13 million. The rates are subject to refund pending CPUC’s final cost review. The CPUC also ordered GSWC to establish a CAPMA to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to ratepayers. During the third quarter of 2007, GSWC received vendor credits of approximately $851,000, which reduced the actual recorded costs of the generation plant below $13 million.  As a result of these credits, GSWC recorded a regulatory liability of approximately $178,000 with a corresponding reduction in 2007 electric revenues for probable refunds to customers related to the 8.4 MW natural gas-fueled generation plant.

Environmental Clean-Up and Remediation:

As more fully discussed in Note 13, GSWC has included in other regulatory assets as of December 31, 2007 approximately $1.1 million of additional estimated costs to remediate and clean-up one of its plant sites that contained an underground storage tank which was used to store gasoline.  Amounts paid by GSWC in the past for this site have been included in rate-base and approved by the CPUC for recovery.  The ultimate cost may vary as there are many unknowns in remediation of underground gasoline leakage and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will be approved for recovery in rates.

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

On April 16, 2007, GSWC’s BVES division filed a compliance report with the CPUC regarding its purchases of energy from renewable energy resources. The filing included an indication that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC has formally contested the potential penalty reflected in the compliance report. Management does not believe it is probable that GSWC will ultimately be assessed any penalty (which the form indicates could be as high as $592,000), and accordingly, no provision for loss has been recorded in the financial statements. The CPUC is considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES.

Note 3 — Utility Plant

The following table shows Registrant’s utility plant by major class (in thousands):

	GSWC		AWR
	December 31,		December 31,
	2007	2006	2007	2006
Water
Land	$13,609	$17,204	$13,881	$17,476
Intangible assets	23,916	22,383	25,233	22,417
Source of water supply	59,913	54,805	64,937	59,771
Pumping	129,748	123,505	134,439	126,829
Water treatment	54,627	47,241	63,313	55,517
Transmission and distribution	575,958	557,255	613,175	589,568
General	64,688	62,326	67,730	65,232
	922,459	884,719	982,708	936,810
Electric
Transmission and distribution	45,439	44,422	45,439	44,422
Generation	12,646	13,468	12,646	13,468
General	6,993	6,213	6,993	6,213
	65,078	64,103	65,078	64,103

Less — accumulated depreciation	(298,856)	(271,716)	(316,038)	(286,951)

Construction work in progress	43,552	34,438	44,631	36,639

Net utility plant	$732,233	$711,544	$776,379	$750,601

As more fully discussed in Note 2, in February 2007, GSWC reached a settlement with the CPUC’s DRA authorizing recovery of the $5.5 million costs incurred in defending its groundwater supply in the Santa Maria Basin which had been recorded in land as part of utility plant.  In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs in the Santa Maria groundwater basin adjudication. GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This latter amount was transferred out of land and into a separate memorandum account included within regulatory assets.

Also discussed in Note 2, during the third quarter of 2007, GSWC received vendor credits of approximately $851,000, which reduced the actual recorded costs of the generation plant below $13 million.

Asset Retirement Obligations:

Effective January 1, 2003, Registrant adopted SFAS No. 143, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be properly capped at the time of removal. As such, the regulated subsidiaries of AWR incur asset retirement obligations. Retirement costs have historically been recovered through rates at the time of retirement. Accordingly, at implementation of SFAS No. 143, the cumulative effect was reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet. With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as there is no legal obligation to retire these assets.  In 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which had no impact on Registrant’s asset retirement obligations.

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

The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations, which is included in “Other Credits” on the balance sheets as of December 31, 2007 and 2006:

Asset Retirement Obligation (in thousands):	GSWC	CCWC	Total
Obligation at December 31, 2005	$3,131	$46	$3,177
Additional liabilities incurred in 2006	22	—	22
Liabilities settled in 2006	(78)	—	(78)
Accretion	340	3	343
Obligation at December 31, 2006	$3,415	$49	$3,464
Additional liabilities incurred in 2007	—	—	—
Liabilities settled in 2007	—	—	—
Accretion	340	4	344
Obligation at December 31, 2007	$3,755	$53	$3,808

Note 4 — Military Privatization

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and wastewater systems at various military bases pursuant to 50-year fixed price contracts, subject to periodic price redetermination.  On October 1, 2004, FBWS commenced operation of the water and wastewater systems at Fort Bliss pursuant to the terms of the 50-year contract with the U.S. government. Similarly, on February 1, 2006, TUS commenced operation of the water and wastewater systems at Andrews Air Force Base in Maryland pursuant to the terms of a 50-year contract with the U.S. government.  On February 23, 2006, ODUS commenced the operation and maintenance of the wastewater systems at Fort Lee in Virginia pursuant to the terms of a 50-year contract with the U.S. government.  On April 3, 2006, ODUS also commenced operation of the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia pursuant to the terms of a 50-year contract with the U.S. government.

In September and early October of 2007, ASUS was awarded contracts to operate and maintain the water and wastewater systems at Fort Jackson, South Carolina and at Fort Bragg, North Carolina pursuant to 50-year contracts. These agreements are also subject to periodic price redetermination adjustments and modifications for changes in circumstances. On January 2, 2008, PSUS commenced operation at Fort Jackson.  ONUS commenced operations at Fort Bragg on March 1, 2008 following the expiration of its transition period.

Under the economics of the agreements with the U.S. government, each of the Military Utility Privatization Subsidiaries should recover 100% its investment in the assets of the water and wastewater systems acquired at the time of execution of the operation and maintenance agreements for each of the bases under the terms of the applicable 50-year service contract. A capital investment recovery charge in an amount equal to the payments due under the purchase obligation is paid to the Military Utility Privatization Subsidiaries by the U.S. government as a result of the purchase of the systems. Accordingly, Registrant recorded the purchase price obligation as a liability offset with a receivable of the same amount, therefore, not impacting Registrant’s financial position. The amounts charged by the Military Utility Privatization Subsidiaries for water and wastewater services at the respective military bases are based upon the terms of the 50-year contract between the Military Utility Privatization Subsidiaries and the U.S. government. Under the terms of these agreements, the Military Utility Privatization Subsidiaries agreed to own, operate and maintain the water and wastewater systems at the respective bases for a monthly net fixed price for operation and maintenance, and for an amount to cover renewals and replacements for the first two years of the contract.  Under the terms of each of these contracts, prices are to be redetermined at the end of the initial two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.  These adjustments are prospective.  ASUS has experienced delays in the redetermination of prices and its request for equitable adjustment at Fort Bliss and redetermination of prices at Andrews Air Force Base and expects delays in redetermination of prices at Fort Lee and perhaps Fort Eustis, Fort Story and Fort Monroe.

The fixed price for operation and maintenance is recorded in revenues on a monthly basis as the services are performed.  The fixed price received monthly for renewals and replacements on the water and wastewater systems includes a profit that is recognized on the percentage-of-completion method of accounting as the individual capital projects are completed.  From time to time, the U.S. government may modify the original contract to include special construction projects.  In 2007, there was a  supplemental construction contract for improvements to the existing wastewater infrastructure located at Fort Bliss associated with a wastewater expansion project.  FBWS was awarded this special construction project in December 2006 under a supplemental agreement with the U.S. government. The $20.6 million project was a firm-fixed price contract and was an amendment to the original 50-year contract with the U.S. government to manage the entire water and wastewater systems at Fort Bliss. Construction on this project began in 2007 and revenues from this agreement have been recognized under the percentage-of-completion method of accounting during 2007. The project was completed in August 2007 and there will be no further construction revenues associated with this amendment.  As of December 31, 2007, all amounts due under this project have been collected from the U.S. government.  Earnings and cash flows from amendments to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

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

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. Costs and estimated earnings on uncompleted contracts and amounts due from the U.S government as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Costs incurred on uncompleted contracts	$6,620	$3,890
Estimated earnings	1,895	1,182
	8,515	5,072
Less: Billings to date	(7,067)	(4,620)
	$1,448	$452

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,126	$4,495
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,678)	(4,043)
	$1,448	$452

Receivable from the U.S. government, less allowance for doubtful accounts (1)	$7,556	$6,757

(1) Includes an unbilled amount of $495,000 and $433,300 as of December 31, 2007 and 2006, respectively, on completed contracts expected to be billed over the next 12-24 months.

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

Basic	For The Years Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Net income	$28,030	$23,081	$26,766
Less: (a) Distributed earnings to common shareholders	16,351	15,410	15,100
Distributed earnings to participating securities	182	312	—
Undistributed earnings	11,497	7,359	11,666

(b) Undistributed earnings allocated to common shareholders	11,372	7,213	11,368
Undistributed earnings allocated to participating securities	125	146	298

Total income available to common shareholders, basic (a)+(b)	$27,723	$22,623	$26,468

Weighted average Common Shares outstanding, basic	17,121	16,934	16,778
Basic earnings per Common Share	$1.62	$1.34	$1.58

Diluted EPS is based upon the weighted average number of Common Shares including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income. At December 31, 2007 there were 469,390 stock options outstanding under these Plans. At December 31, 2007, there were also 62,689 restricted stock units outstanding. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Years Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Common shareholders earnings, basic	$27,723	$22,623	$26,468
Undistributed earnings for dilutive stock options (1)	—	146	—
Total common shareholders earnings, diluted	$27,723	$22,769	$26,468

Weighted average Common Shares outstanding, basic	17,121	16,934	16,778
Stock-based compensation (2)	56	167	31
Weighted average Common Shares outstanding, diluted	17,177	17,101	16,809
Diluted earnings per Common Share	$1.61	$1.33	$1.57

(1) Undistributed earnings allocated to participating securities were not included due to their antidilutive effect on diluted earnings per share.

(2) In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 469,390 stock options and 62,689 restricted stock units at December 31, 2007 were deemed to be outstanding in accordance with SFAS No. 128, “Earnings Per Share”.

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

During the year ended December 31, 2007, Registrant issued 26,133 Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”) and the 2000 Stock Incentive Plan for $876,000. There are 578,325 and 291,583 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan at December 31, 2007. Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and for investment purposes by participants. During the year ended December 31, 2006, Registrant issued 24,699 and 33,417 Common Shares under the Registrant’s Common Share DRP and 401(k) Plan, respectively, for $2.1 million.  During the year ended December 31, 2005, Registrant issued 32,365, 3,220 and 5,748 Common Shares under the Registrant’s DRP, 401(k) Plan and 2003 Non-Employee Directors Stock Plan, respectively, for $1.0 million.  In addition, during the years ended December 31, 2007, 2006 and 2005, Registrant issued 155,771, 193,069 and 4,491 Common Shares for approximately $3,911,000, $4,419,000 and $102,000, respectively, as a result of the exercise of stock options.  During 2007, 2006 and 2005, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any subsidiaries of AWR.

Furthermore, during the years ended December 31, 2007, 2006 and 2005, Registrant repurchased in the open market 9,449, 26,181, and 26,554, respectively, Common Shares under the Registrant’s DRP and 401(k) Plan, which were used to satisfy the requirements of these plans and programs.

AWR has Registration Statements on file with the Securities and Exchange Commission for issuance, from time to time, of Common Shares, Preferred Shares and/or debt securities.  As of December 31, 2007, $156.5 million was available for issuance of additional securities under these Registration Statements.

GSWC’s outstanding common stock is owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.

In 1998, the Board of Directors adopted a Shareholder Rights Plan (“Rights Plan”) and authorized a dividend distribution of one right (a “Right”) to purchase 1/1,000th of Junior Participating Preferred Share for each outstanding Common Share. The Rights Plan became effective in September 1998 and will expire in August 2008. The Rights Plan is designed to provide shareholders’ protection and to maximize shareholder value by encouraging a prospective acquirer to negotiate with the Board of Directors. Each Right represents a right to purchase 1/1000th of Junior Participating Preferred Share at the price of $120, subject to adjustment (the “Purchase Price”). Each Junior Participating Preferred Share is entitled to receive a dividend equal to 1,000 times any dividend paid on each Common Share and 100 votes per share in any shareholder election. The Rights become exercisable upon occurrence of a Distribution Date event. A Distribution Date event occurs if: (i) any person accumulates 15% of the then outstanding Common Shares; (ii) any person presents a tender offer which caused the person’s ownership level to exceed 15% and the Board determines the tender offer not to be fair to AWR’s shareholders, or (iii) the Board determines that a shareholder maintaining a 15% interest in the Common Shares could have an adverse impact on AWR or could attempt to pressure AWR to repurchase the holder’s shares at a premium.

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

Note 6 — Dividend Limitations

On January 29, 2008, AWR declared a regular quarterly dividend of $0.250 per Common Share. The dividend, totaling approximately $4.3 million, was paid on March 1, 2008 to common shareholders of record at the close of business on February 8, 2008.  In 2007, 2006 and 2005, AWR paid quarterly dividends to shareholders, totaling approximately $16.3 million or $0.955 per share, $15.4 million or $0.910 per share, and $15.1 million or $0.900 per share, respectively. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its GSWC subsidiary.

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $222.7 million was available to pay dividends to AWR as of December 31, 2007. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than .6667 to 1. Dividends in the amount of $17.2 million, $17.2 million and $16.0 million were paid to AWR by GSWC in 2007, 2006 and 2005, respectively.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $120.3 million of retained earnings for AWR was available to pay dividends to common shareholders at December 31, 2007. Approximately $115.3 million was available from the retained earnings of GSWC to pay dividends to AWR. At December 31, 2007, ASUS was not allowed to pay dividends to AWR under the California tests.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to the maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $7.1 million was available to pay dividends to AWR at December 31, 2007. There were no dividends distributed from CCWC to AWR in 2007, 2006 or 2005.

Note 7 — Bank Debt

AWR established an $85 million syndicated credit facility that expires in June 2010. Under the terms of this facility, either AWR or GSWC may obtain letters of credit for up to an aggregate of $20 million. GSWC has obtained letters of credit, in the aggregate amount of $11.2 million, including: (i) a letter of credit with a fee of 0.625%, which expires October 5, 2008, in the amount of $6.3 million to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) a letter of credit with an annual fee of 0.625%, which expires October 1, 2008, in the amount of $700,000 as security for the deductible in the Company’s business automobile insurance policy; (iii) a letter of credit with a fee of 0.625%, which expires October 5, 2008 in an amount of $585,000 as security for the purchase of power, and (iv) an irrevocable letter of credit in the amount of $3.6 million, which expires October 5, 2008, pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. There were no compensating balances required. Loans can be obtained at the option of Registrant and bear interest at rates based on credit ratings and Euro rate margins. At December 31, 2007, $37.2 million was outstanding under this facility, $19.0 million of which was used to fund GSWC’s operations, $16.5 million was used to fund ASUS activities and $1.7 million was used to fund CCWC activities.

Registrant’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2007	2006	2005
Balance Outstanding at December 31,	$37,200	$32,000	$27,000
Interest Rate at December 31,	5.54%	6.11%	5.13%
Average Amount Outstanding	$32,138	$27,786	$43,468
Weighted Average Annual Interest Rate	5.95%	5.77%	4.04%
Maximum Amount Outstanding	$40,500	$33,000	$60,000

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

Note 8 — Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures. The Company summarizes its long-term debt in the Statements of Capitalization. GSWC has no mortgage debt, and leases and other similar financial arrangements are not material. No new long-term debt was issued in 2007 and 2006.

Private placement notes in the amount of $28 million were issued pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, on October 11, 2005, CoBank, ACB (“CoBank”), purchased a 5.87% Senior Note due December 20, 2028 (the “Note”) in the aggregate principal amount of $40,000,000 from GSWC. Under the terms of this senior note issued to CoBank, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of .6667 to 1 or a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio of more than 8 to 1. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties.

Redemption of certain long-term debt issues outstanding as of December 31, 2007 and 2006 can be made in whole or in part at the option of GSWC subject to redemption schedules embedded in the agreements particular to each issue. With the exception of the 9.56% Notes and the Senior Note issued to Co-Bank, the redemption premiums in effect for 2007 and 2006 range up to 6.3% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The 5.87% Senior Note is subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%.

CCWC has long-term Industrial Development Authority Bonds (“IDA Bonds”). Substantially all of the utility plant of CCWC is pledged as collateral for its IDA Bonds. The Bond Agreement, among other things: (i) requires CCWC to maintain certain financial ratios; (ii) restricts CCWC’s ability to incur additional debt, make liens, sell, lease or dispose of assets, merge with another corporation, and pay dividends, and (iii) requires CCWC to establish a debt service reserve fund held in trust for future payments, which totaled approximately $656,000 and $658,000 as of December 31, 2007 and 2006, respectively.

AWR - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $609,000, $636,000, $695,000, $722,000, $667,000 and $264,506,000 for the five years ending December 31, 2008 through 2012 and thereafter, respectively.

GSWC - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $309,000, $326,000, $365,000, $377,000, $302,000 and $259,571,000 for the five years ending December 31, 2008 through 2012 and thereafter, respectively.

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

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at
December 31, 2007 and 2006 were:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2007	2006	2007	2006
Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes	$1,893	$1,942	$1,893	$1,942
Regulatory-liability-related: California Corporation Franchise Tax	2,328	2,099	2,328	2,099
Accrued regulatory liabilities	1,200	1,453	1,200	1,453
Unrealized loss	633	1,489	633	1,489
Contributions and advances	13,317	11,989	10,634	10,317
	$19,371	$18,972	$16,688	$17,300
Deferred tax liabilities:
Fixed assets	$(62,106)	$(59,398)	$(59,625)	$(56,754)
Regulatory-asset-related: depreciation and other	(9,441)	(11,284)	(9,441)	(11,284)
California Corporation Franchise Tax	(440)	(131)	(184)	(30)
Other property related	(388)	(614)	(418)	(650)
Other nonproperty related	(3,910)	(3,137)	(489)	(210)
Balancing and memorandum accounts	(12,905)	(11,972)	(12,905)	(11,972)
Deferred charges	(8,586)	(8,054)	(8,586)	(8,054)
	(97,776)	(94,590)	(91,648)	(88,954)
Accumulated deferred income taxes - net	$(78,405)	$(75,618)	$(74,960)	$(71,654)

The current and deferred components of income tax expense were as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2007	2006	2005
Current
Federal	$14,742	$7,641	$4,935
State	4,327	3,095	2,626
Total current tax expense	$19,069	$10,736	$7,561

Deferred
Federal	$1,746	$4,984	$13,100
State	(25)	(39)	1,079
Total deferred tax expense	1,721	4,945	14,179
Total income tax expense	$20,790	$15,681	$21,740

	GSWC
	Year Ended December 31,
(dollars in thousands)	2007	2006	2005
Current
Federal	$14,034	$7,773	$6,349
State	4,233	3,433	3,080
Total current tax expense	$18,267	$11,206	$9,429

Deferred
Federal	$1,806	$5,025	$12,153
State	6	(95)	991
Total deferred tax expense	1,812	4,930	13,144
Total income tax expense	$20,079	$16,136	$22,573

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2007	2006	2005
Federal taxes on pretax income at statutory rate	$17,087	$13,567	$16,977
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	2,938	1,814	3,805
Flow through on fixed assets	394	375	412
Investment tax credit	(91)	(91)	(91)
Other - net	462	16	637
Total income tax expense	$20,790	$15,681	$21,740
Pretax income	$48,820	$38,762	$48,506
Effective income tax rate	42.6%	40.5%	44.8%

	GSWC
	Year Ended December 31,
(dollars in thousands, except percent)	2007	2006	2005
Federal taxes on pretax income at statutory rate	$16,443	$13,788	$17,640
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	2,891	2,006	4,048
Flow through on fixed assets	394	375	412
Investment tax credit	(91)	(91)	(91)
Other - net	442	58	564
Total income tax expense	$20,079	$16,136	$22,573
Pretax income	$46,979	$39,394	$50,401
Effective income tax rate	42.7%	41.0%	44.8%

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, Registrant and GSWC adopted FIN 48. As a result of adoption, Registrant and GSWC increased their retained earnings by $181,000 and $185,000, respectively.

The following table provides a reconciliation of Registrant’s and GSWC’s unrecognized tax benefits at December 31, 2007 (in thousands):

	AWR	GSWC
Unrecognized tax benefits at January 1, 2007	$4,788	$4,788
Increases as a result of tax positions taken prior to 2007	11	11
Decreases as a result of tax positions taken prior to 2007	—	—
Increases as a result of tax positions taken during 2007	314	314
Decreases as a result of tax positions taken during 2007	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions as a result of lapses of statute-of-limitation periods	—	—
Unrecognized tax benefits at December 31, 2007	$5,113	$5,113

Portion of unrecognized-tax-benefit balance at December 31, 2007 that would affect the effective tax rate if recognized	$118	$118

With the adoption of FIN 48, Registrant continued its policy of classifying interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.” At December 31, 2007, AWR and GSWC included $368,000 and $394,000, respectively, of net interest receivables from taxing authorities in other assets (all as noncurrent). AWR and GSWC recognized $154,000 and $175,000, respectively, of interest income from taxing authorities for the year ended December 31, 2007. At December 31, 2007, Registrant had no accruals for income-tax-related penalties. Registrant recognized the reversal of $39,000 of previously imposed income-tax related penalties during the year ended December 31, 2007.

Registrant files federal and various state income tax returns. The U.S. federal filings for the years 1997 through 1999 and 2002 came under examination during the first quarter of 2007 as a result of Registrant having filed an amended 2002 return during the third quarter of 2006 for which Internal Revenue Service (“IRS”) and Congressional Joint Committee of Taxation (“JCT”) reviews are required. The 2002 return was amended primarily as a result of the IRS consenting to Registrant’s request for approval to change a tax accounting method. In relation to this consent, Registrant’s total amount of unrecognized tax benefits could significantly increase or decrease within twelve months of December 31, 2007. An estimate of the range of the reasonably possible change cannot be made at December 31, 2007. Registrant is unable to anticipate when the IRS and JCT reviews will be concluded.

Registrant’s 2004 through 2006 tax years also remain subject to examination by the IRS and its 2003 through 2006 tax years remain subject to examination by state taxing authorities.

Note 10 — Employee Benefit Plans

Pension and Postretirement Medical Plans:

Registrant maintains a pension plan (the “Plan”) that provides eligible employees (those aged 21 and older, with at least one year of service) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the five highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option; however, for terminations on or after January 1, 2004, the early retirement provisions were amended to increase benefits under the Plan for employees who retire prior to age 65. The eligibility requirements for early retirement are age 55 and 5 years of vested service. This Plan amendment increased Registrant’s annual pension cost by approximately 5%. Annual contributions are made to the Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”).

Registrant also provides post-retirement medical benefits for all active employees hired before February of 1995, through a medical insurance plan. Eligible employees, who retired prior to age 65, and/or their spouses, were able to retain the benefits under the plan for active employees until reaching age 65. Eligible employees upon reaching age 65, and those eligible employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit. Registrant’s postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

At December 31, 2007, Registrant had 886 participants in the Plan of which 479 were active, 213 were retired and 194 were disabled or term had vested. Approximately 72 of these are employees subject to collective bargaining arrangements.  Also, at December 31, 2007, Registrant had 381 participants in the postretirement medical plan of which 243 were active, 16 were disabled and 122 were retired.  Average active participant age was 46.8 years.

In September 2006, the FASB issued SFAS No. 158, which requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets. Under SFAS No. 158, any actuarial gains and losses, prior service costs and transition assets or obligations that were not recognized under previous accounting standards must be recognized in Other Comprehensive Income (“OCI”) under shareholders’ equity, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 did not change how net periodic pension and postretirement costs are accounted for and reported in the income statement. Registrant adopted the provisions of SFAS No. 158 effective December 31, 2006. In accordance with SFAS No. 71, Registrant has established a regulatory asset for the amounts otherwise chargeable to OCI that are expected to be recovered through rates in future periods. The changes in actuarial gains and losses, prior service costs and transition assets or obligations pertaining to the regulatory asset will be recognized as an adjustment to the regulatory asset account as these amounts are recognized as components of net periodic pension costs each year.  Increases in the discount rates used in 2007 resulted in a decrease to the regulatory asset accounts with a corresponding decrease to the pension liability accounts.

The following table sets forth the Plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued postretirement liability at December 31, 2007 and 2006:

	Pension Benefits		Postretirement Medical Benefits
(dollars in thousands)	2007	2006	2007	2006
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$86,078	$83,186	$11,801	$11,354
Service cost	3,758	3,854	350	414
Interest cost	4,971	4,680	601	623
Actuarial (gain)/loss	(8,793)	(3,265)	(1,915)	(252)
Benefits paid	(2,662)	(2,377)	(432)	(338)
Projected benefit obligation at end of year	$83,352	$86,078	$10,405	$11,801
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$64,246	$56,602	$5,372	$4,494
Actual return on plan assets	4,363	5,607	293	421
Employer contributions	4,974	4,414	659	795
Benefits paid	(2,662)	(2,377)	(432)	(338)
Fair value of plan assets at end of year	$70,921	$64,246	$5,892	$5,372
Funded Status :
Net amount recognized as accrued pension cost	$(12,431)	$(21,832)	$(4,513)	$(6,429)

	Pension Benefits		Postretirement Medical Benefits
(dollars in thousands, except percent)	2007	2006	2007	2006
Amounts recognized on the balance sheets:
Current liabilities	$—	$—	$—	$—
Non-current liabilities	(12,431)	(21,832)	(4,513)	(6,429)
Net amount recognized	$(12,431)	$(21,832)	$(4,513)	$(6,429)
Amounts recognized in regulatory assets consist of:
Initial net obligation	N/A	N/A	$2,933	$3,353
Prior service cost (credit)	$995	$1,158	(1,631)	(1,831)
Net loss	7,672	16,910	341	2,328
Regulatory assets	8,667	18,068	1,643	3,850
Unfunded accrued pension cost	3,764	3,764	2,870	2,579
Net liability recognized	$12,431	$21,832	$4,513	$6,429

Reconciliation of (accrued) prepaid cost:
Accrued at beginning of year	$(3,764)	$(2,278)	$(2,579)	$(2,142)
Net periodic pension cost	(4,974)	(5,900)	(950)	(1,232)
Contributions during the year	4,974	4,414	659	795
Accrued at end of year	$(3,764)	$(3,764)	$(2,870)	$(2,579)

Changes in plan assets and benefit obligations recognized in regulatory assets post adoption of SFAS No. 158 consist of:
Regulatory asset at beginning of year	$18,068	N/A	$3,850	N/A
Initial net obligation	—	N/A	—	N/A
Prior service cost (credit)	—	N/A	—	N/A
Net loss (gain)	$(8,624)	N/A	$(1,980)	N/A
Amortization of initial net asset (obligation)	—	N/A	(419)	N/A
Amortization of prior service cost (credit)	(163)	N/A	199	N/A
Amortization of net loss (gain)	(614)	N/A	(7)	N/A
Total change in regulatory asset	(9,401)	N/A	(2,207)	N/A
Regulatory asset at end of year	$8,667	N/A	$1,643	N/A

Net periodic pension costs	$4,974	$5,900	$950	$1,232
Change in regulatory asset	$(9,401)	12,066	$(2,207)	3,850
Total recognized in net periodic pension cost and regulatory asset	$(4,427)	$17,966	$(1,257)	$5,082

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	$—	$—	$(419)	$(419)
Prior service credit (cost)	(119)	(163)	199	199
Net gain (loss)	—	(684)	—	(100)

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$83,352	$86,078	$10,405	$11,801
Accumulated benefit obligation	68,354	69,472	N/A	N/A
Fair value of plan assets	70,921	64,246	5,892	5,372
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.55%	5.95%	6.35%	5.80%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

In accordance with ratemaking, Registrant capitalizes a portion of its pension and other postretirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and postretirement benefits cost, before allocation to the overhead pool, for 2007, 2006, and 2005 are as follows:

	Pension Benefits			Postretirement Medical Benefits
(dollars in thousands, except percent)	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefits Cost:
Service cost	$3,758	$3,854	$3,734	$350	$414	$399
Interest cost	4,971	4,680	4,350	601	623	585
Expected return on plan assets	(4,532)	(3,959)	(3,686)	(228)	(190)	(176)
Amortization of transition	—	—	—	419	419	419
Amortization of prior service cost	163	163	163	(199)	(199)	(199)
Amortization of actuarial loss	614	1,162	1,250	7	165	141
Net periodic pension cost**	$4,974	$5,900	$5,811	$950	$1,232	$1,169

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.95%	5.75%	5.75%	5.80%	5.55%	5.75%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

*7.0% for union plan, 4.2% for non-union, net of income taxes in 2007, 2006 and 2005.

** Increases in the discount rates used in 2007 resulted in a decrease in pension and postretirement medical benefits.  A decrease in the discount rate from 5.75% to 5.55% in 2006 resulted in an increase in postretirement benefits.

Plan Funded Status:

Registrant’s pension plan was underfunded at December 31, 2007 and 2006.  However, there was a decrease in the underfunded status during 2007.  This was due to a decrease in the Projected Benefit Obligation (“PBO”) in 2007 caused primarily from an increase in the discount rate from 5.95% to 6.55%, partially offset by increases to the PBO due to the passage of time and the use of updated mortality tables.  The underfunded status also decreased due to an increase in the fair value of the plan assets.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. In accordance with accounting standards, Registrant’s balance sheets included an additional minimum liability, with a corresponding charge to a regulatory asset pursuant to SFAS No. 71.

Plan Assets:

The assets of the pension and postretirement medical plans are managed by a third party trustee. The investment policy allocation of the assets in the trust was approved by Registrant’s Administrative Committees for the Pension and Retiree Medical Funds, which has oversight responsibility for all retirement plans.  Registrant’s pension and postretirement plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	Pension Benefits		Postretirement Medical Benefits
Asset Category	2007	2006	2007	2006
Actual Asset Allocations:
Equity securities	54%	60%	43%	44%
Debt securities	31%	32%	26%	27%
Cash equivalents	11%	7%	31%	29%
All other	4%	1%	0%	0%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s stock as of December 31, 2007 and 2006.

	Pension Benefits	Postretirement Medical Benefits
Target Asset Allocations for 2008:
Equity securities	60%	54%
Debt securities	37%	36%
Cash equivalents	3%	10%
Total	100%	100%

Plan Contributions:

During 2007, Registrant contributed $4,974,000 and $659,000 to its pension and postretirement medical plans, respectively. Registrant currently expects to contribute, at a minimum, $4,183,000 and $650,000 to pension and postretirement medical plans in 2008, respectively.  In establishing the contribution amount, Registrant has considered the potential impact of funding rule changes under the Pension Protection Act of 2006 and at this time does not anticipate the need to revise this amount based on this Act.

Benefit Payments:

Registrant’s estimated future benefit payments at December 31, 2007 are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2008	$2,752	$557
2009	3,087	604
2010	3,391	667
2011	3,728	716
2012	4,069	756
2013-2017	27,009	4,319
Total	$44,036	$7,619

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

Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.0% long-term rate of return on assets assumption for the pension plan.

Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates. Registrant may invest such funds in qualified instruments to achieve the desired return objective and minimize recovery through rates.  Registrant has invested the funds in the postretirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the pension plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7.0% long-term rate of return on assets assumption for the union plan and 4.20% (net of income taxes) for the non-union plan.

Healthcare Cost Trend Rate — A sliding scale for assumed health care cost increases was used for the periods presented. In 2007, health care cost increases started at 8.5% grading down to 5.0% in 10 years for those under age 65, and at 9.5% grading down to 5.0% in 10 years for post 65.  In 2006, health care cost increases started at 9.0% grading down to 5.0% in 10 years for those under age 65, and at 10.5% grading down to 5.0% in 10 years for post 65.  In 2005, health care cost increases started at 10.5% grading down to 5.0% in 10 years for those under age 65, and at 11.5% grading down to 5.0% in 10 years for post 65.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$117	$(100)
Effect on postretirement benefit obligation	$1,230	$(1,058)

Supplemental Executive Retirement Plan:

Registrant has a SERP that provides additional retirement benefits to certain key employees and officers of the Company by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended, and certain additional benefits. As of December 31, 2007 and 2006, the benefits are unfunded.

In August 2006, the Board of Directors approved an amendment to the SERP for executive officers of the Company. Under the SERP, the formula for calculating benefits was revised to provide that the benefit is calculated based on 2% of compensation per year of credited service before 2006 and 3% of compensation per year of credited service after 2005 up to a combined maximum of 60% of compensation, except that participants who were employed with the Company on January 1, 2006 are entitled to receive the greater of the benefit calculated under the new formula or the benefit calculated under the previous formula. The effect of this change on the net periodic benefit cost is not material.

In September 2007, Registrant entered into a Retention Agreement with its President and Chief Executive Officer (“CEO”). Under the terms of the Retention Agreement, Registrant has agreed that, for the purposes of the Company’s SERP, it will calculate the CEO’s benefit based on 3% of compensation (as defined in the SERP) per credited years of service commencing January 13, 1988, up to a maximum limit of 60% of compensation, less a percentage of primary social security benefits and amounts payable to the CEO under the Company’s defined benefit pension plan. This change in the CEO’s SERP benefit resulted in an increase of $950,000 to the SERP projected benefit obligation with a corresponding increase to the respective regulatory asset as of September 30, 2007 (re-measurement date).

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2007 and 2006:

(dollars in thousands)	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,783	$2,463
Service cost	401	222
Interest cost	184	145
Plan amendments	947	133
Actuarial (gain)/loss	(390)	(163)
Benefits paid	(18)	(17)
Benefit obligation at end of year	$3,907	$2,783

Changes in Plan Assets:
Fair value of plan assets at beginning of year	—	—
Fair value of plan assets at end of year	—	—

Funded Status:
Net amount recognized as accrued pension cost	$(3,907)	$(2,783)

(dollars in thousands, except percent)	2007	2006
Amounts recognized on the balance sheets:
Current liabilities	—	—
Non-current liabilities	(3,907)	(2,783)
Net amount recognized	$(3,907)	$(2,783)

Amounts recognized in regulatory assets consist of:
Prior service cost	2,038	1,442
Net gain	(905)	(544)
Regulatory assets	1,133	898
Unfunded accrued pension cost	2,774	1,885
Net liability recognized	$3,907	$2,783

Reconciliation of (accrued) prepaid cost:
Accrued at beginning of year	$(1,885)	$(1,402)
Net periodic pension cost	(907)	(500)
Contributions during the year	18	17
Accrued at end of year	$(2,774)	$(1,885)

Changes in plan assets and benefit obligations recognized in regulatory assets post adoption of SFAS No. 158 consist of:
Regulatory asset at beginning of year	$898	N/A
Initial net obligation	—	N/A
Prior service cost (credit)	$947	N/A
Net loss (gain)	(390)	N/A
Amortization of initial net asset (obligation)	—	N/A
Amortization of prior service cost (credit)	(350)	N/A
Amortization of net loss (gain)	28	N/A
Total change in regulatory asset	235	N/A
Regulatory asset at end of year	$1,133	N/A

Net periodic pension cost	$907	$500
Change in regulatory asset	235	898
Total recognized in net periodic pension and net income	$1,142	$1,398

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	—	—
Prior service credit (cost)	$(918)	$(161)
Net gain (loss)	54	25

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$3,905	$2,781
Accumulated benefit obligation	3,441	2,233
Fair value of plan assets	—	—

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.45%	5.90%
Salary assumption	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2007, 2006, and 2005 are as follows:

(dollars in thousands, except percent)	2007	2006	2005
Components of Net Periodic Benefits Cost:
Service cost	$401	$222	$127
Interest cost	184	145	113
Amortization of actuarial gain	(28)	(21)	(38)
Amortization of prior service cost	350	154	149
Net periodic pension cost	$907	$500	$351

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.90% / 6.30%	5.65% / 6.20%	5.75%
Salary assumption	4.00%	4.00%	4.00%

Contributions:  Estimated contribution in 2008 for the SERP plan is $18,300.

Benefit Payments:  Registrant’s estimated future benefit payments for the SERP at December 31, 2007 are as follows (in thousands):

2008	$18
2009	243
2010	241
2011	247
2012	244
2013-2017	1,526
Total	$2,519

401(k) Investment Incentive Program:

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and, for 2007, 2006 and 2005, totaled $1.3 million, $1.2 million and $1.2 million, respectively.

Note 11 — Stock Compensation Plans

Summary Description of Stock Incentive Plans

AWR currently has two primary stock incentive plans: the 2000 Stock Incentive Plan (the “2000 Employee Stock Plan”)  for employees and the 2003 Non-Employee Directors Stock Plan (the “Directors Stock Plan”) for directors, more fully described below.

2000 Employee Stock Plan — AWR adopted the 2000 Employee Stock Plan at the annual meeting of shareholders in 2000 to provide stock-based incentive awards in the form of stock option, and restricted stock to employees as a means of promoting the success of the Company by attracting, retaining and more fully aligning the interests of employees with those of shareholders generally. The 2000 Employee Stock Plan was amended in January 2006 to also permit the grant of restricted stock units. There are 1,050,000 Common Shares reserved for issuance under the 2000 Employee Stock Plan, approximately 247,500 of which remain available for issuance as of December 31, 2007. The 2000 Employee Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). For stock options, the Committee determines, among other things, the date of grant, the form, term, option exercise price, vesting and exercise terms of each option. Stock options granted by AWR have been in the form of nonqualified stock options, expire ten years from the date of grant, vest over a period of three years and are subject to earlier termination as provided in the form of option agreement approved by the Committee.

The option price per share is determined by the Committee at the time of grant, but may not be less than 100% of the fair market value of Common Shares on the date of grant. In addition, prior to 2006 AWR granted certain employees receiving a grant of stock options the right to also receive cash dividends pursuant to the terms of a dividend equivalent rights agreement for a period of up to three years from the date of the option grant. For restricted stock, the Committee determines, among other things, the dividend, voting and other rights prior to vesting and the restrictions (which may be based on performance criteria, passage of time or other factors) imposed on the shares. For restricted stock units, the Committee determines, among other things, the vesting terms and form of pay-out. Each employee who receives a grant of a restricted stock unit is also generally entitled to dividend equivalent rights in the form of additional restricted stock units until vesting of the restricted stock units. The restricted stock units are a non-voting unit of measurement relative to one Common Share.

Directors Stock Plan — On May 20, 2003, the Board of Directors adopted the Directors Stock Plan, subject to shareholder approval. The shareholders approved the Directors Stock Plan at the May 2004 Annual Meeting. The Directors Stock Plan provides the non-employee directors with supplemental stock-based compensation and encourages them to increase their stock ownership in AWR. There are 250,000 Common Shares reserved for issuance under the Directors Stock Plan, approximately 157,800 of which remain available for issuance as of December 31, 2007. Pursuant to the Directors Stock Plan, non-employee directors are entitled to receive options at each annual meeting of shareholders commencing with the 2005 annual meeting of shareholders to purchase 3,000 Common Shares. AWR also granted options to each non-employee director at its annual shareholder meetings in 2003 and 2004 to purchase 1,000 Common Shares.  A non-employee director who becomes a director within six months after AWR’s last annual meeting is also entitled to receive options to purchase 3,000 Common Shares.  Commencing with the 2007 annual meeting of shareholders, non-employee directors are entitled to receive restricted stock units equal to the annual retainer in lieu of stock options.  In addition, each non-employee director with no more than ten years of service with AWR is entitled to receive restricted stock units at each annual meeting in an amount equal to the then current annual retainer payable by AWR to each non-employee director divided by the fair market value of Common Shares on the last trading day prior to the annual meeting. All grants of stock options and restricted stock units are entitled to dividend equivalent rights payable in the form of additional restricted stock units under the terms of the Directors Stock Plan.

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

The following table presents share-based compensation expenses for the years ended December 31, 2007, 2006 and 2005 and included in administrative and general expenses in AWR and GSWC’s statements of income resulting from stock options, restricted stock and restricted stock units:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2007	2006	2005	2007	2006	2005
Stock-based compensation related to:
Stock options granted to employees and directors	$429	$358	$—	$370	$336	$—
Restricted stock units granted to employees	252	160	—	218	147	—
Restricted stock units granted to directors	176	28	123	176	28	123
Stock-based compensation recognized in the income statement, before taxes	857	546	123	764	511	123
Income tax benefit (1)	(22)	(14)	—	—	—	—
Total stock-based compensation after income taxes	$835	$532	$123	$764	$511	$123

Tax effect upon adoption on:
Cash flows from operations		$(1,237)			$(1,235)
Cash flows from financing activities		$1,237			$1,235

Effect upon adoption on earnings per share:
Basic		$0.03			N/A
Diluted		$0.03			N/A

(1)

A net income tax benefit is not reflected for GSWC, as its tax benefit recognition was fully offset by the recognition of a regulatory liability owing to the flow-through treatment of its compensatory expenses for regulatory purposes.

Equity-based compensation cost, capitalized as part of utility plant for year ended December 31, 2007 and 2006, was approximately $185,000 and $211,000, respectively, for both AWR and GSWC. There were no equity-based compensation costs capitalized in 2005.  In addition, pursuant to SFAS No. 123(R), dividend equivalent rights paid in cash in the amount of approximately $115,000 and $103,000 for AWR and GSWC, respectively, for the year ended December 31, 2007 were recognized as a reduction to retained earnings, net of tax benefit of approximately $50,000 and $45,000, respectively.  Dividend equivalent rights paid in cash in the amount of approximately $250,000 and $228,000 for AWR and GSWC, respectively, for the year ended December 31, 2006 were recognized as a reduction to retained earnings, net of tax benefit of approximately $113,000 and $104,000, respectively.

With the adoption of SFAS No. 123(R), Registrant elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS No. 123(R) on January 1, 2006 over the requisite (vesting) period for the entire award. Options vest and are exercisable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant and expire 10 years from the date of the grant.  Registrant did not recognize compensation expense for employee share-based awards for the years ended December 31, 2005, when the exercise price of Registrant’s employee stock awards equaled the market price of the underlying stock on the date of grant. Registrant did recognize compensation expense under APB No. 25 relating to restricted stock units granted to directors. Non-vested stock options granted to employees prior to January 1, 2006 have terms that provide for the continuation of vesting upon termination of employment. Accordingly, these awards were deemed to be granted for past services from an accounting standpoint and any measured compensation cost was recognized in full in the pro forma disclosures at the date of grant. Therefore, upon implementation of SFAS No. 123(R), there was no remaining compensation cost to be recognized for these options granted prior to, but not yet vested as of January 1, 2006.

Valuation of Stock Options

Registrant estimated the fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Registrant’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Registrant’s expected annual dividend yield. Registrant believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Registrant’s stock options granted during the years ended December 31, 2007, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock units and restricted stock was determined based on the closing trading price of Common Shares on the grant date.

The fair value of each option grant during the years ended December 31, 2007, 2006 and 2005 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Weighted-average fair value of option granted	$9.64	$8.01 - $13.38	$5.63
Risk-free interest rate	4.54%	4.40% - 5.02%	3.93%
Expected annual dividend yield	2.52%	2.60% - 3.08%	3.68%
Expected volatility factor	25.10%	24.52% - 26.40%	26.23%
Expected option term (in years)	6	6	7

Summary of key assumptions — The risk-free interest rate for periods equal to the expected term of the share option was based on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield reflects the current dividend rate at the date of grant. The stock volatility for each grant is measured using the weighted average of historical monthly and daily price changes of the Common Shares over the most recent period equal to the expected option life of the grant. For the years ended December 31, 2007 and 2006, the option term on the employee grants was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options and is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” The options granted to directors did not qualify as “plain-vanilla” and, therefore, option term was determined using historical data.  Effective January 1, 2008, Registrant will adopt the guidance of SEC’s SAB No. 110, “Share-Based Payment”, which requires Registrant to develop expected option terms by reviewing detailed external information about employee exercise behavior.  The simplified method will no longer be permitted if such information is available.  As permitted by SFAS No. 123(R), underlying assumptions used for stock options granted prior to January 1, 2006 were retained.

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

Stock Options — A summary of stock option activity as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	604,751	$26.71
Granted	108,510	38.63
Exercised	(155,771)	25.11
Forfeited or expired	(88,100)	34.95
Options outstanding at December 31, 2007	469,390	$29.54	6.92	$3,820,302
Options exercisable at December 31, 2007	294,048	$26.49	6.06	$3,289,945

The weighted-average grant-date fair value of options granted by Registrant during the year ended December 31, 2007 was $9.64 ..  The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the 2007 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2007. This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $2,173,000, $2,823,000 and $39,000, respectively.

During the years ended December 31, 2007, 2006 and 2005, Registrant received approximately $3,911,000, $4,419,000 and $102,000, respectively, in cash proceeds from the exercise of its stock options and realized approximately $835,000, $1,237,000 and $16,000, respectively, of tax benefit for the tax deduction from awards exercised. As of December 31, 2007, approximately $720,000 of total unrecognized compensation cost related to outstanding stock options is expected to be recognized over a remaining period of 2.18 years.

Restricted Stock and Stock Units — A summary of the status of Registrant’s outstanding restricted stock units to employees and directors as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2007	48,178	$28.45
Granted	24,082	38.74
Vested	(5,462)	34.65
Forfeited	(4,109)	36.49
Restricted share units at December 31, 2007	62,689	$31.44

As of December 31, 2007, there was approximately $406,000 of total unrecognized compensation cost related to restricted stock units granted under Registrant’s employee and director’s stock plans. That cost is expected to be recognized over a remaining period of 2.18 years.

AWR has no restricted stock outstanding as of December 31, 2007.

Note 12 - Business Risks and Commitments

Registrant’s utility operations are engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues in 2007, which is about the same percentage as in 2006 and 2005. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, and general business conditions.

GSWC’s Water Supply:

GSWC obtains its water supply from its operating wells and purchases from others, principally member agencies of the Metropolitan Water District of Southern California (“MWD”). The MWD is a public agency and quasi-municipal corporation created in 1928 by a vote of the electorates of several Southern California cities. MWD’s primary purpose was and is to provide a supplemental supply of water for domestic and municipal uses and purposes at wholesale rates to its member public agencies.  There are 26 member public agencies of MWD, consisting of 14 cities, 11 municipal water districts, and one county water authority.  Registrant has 64 connections to MWD’s water distribution facilities and those of other municipal water agencies, and, its combined MWD water purchases through 6 separate MWD member agencies total more than 75,000 acre feet annually.

MWD’s principal sources of water are the State Water Project and the Colorado River.  Other water users also use these sources of water.  Population growth has intensified demand among the various users for limited amounts of water.  In response, MWD continues to evaluate and develop a number of alternative water supply options including conservation, groundwater storage and conjunctive use programs within MWD’s service area, water transfer and storage agreements, and a variety of local projects and incentive programs to support increased investments in conservation, reclamation and brackish groundwater and seawater desalination.  Under MWD’s Integrated Resources Plan and implementing strategies, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.

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

To further meet its water supply needs, GSWC has contracts with MWD member agencies, various governmental entities and other parties to purchase water or water rights for an aggregate amount of $93.4 million. Included in this amount as of December 31, 2007 is $88.1 million that remains outstanding under purchase agreements with governmental entities.  Certain of these agreements had expired in 2007 but were renewed for an additional 5 years with minimum purchase commitments.  The current contracts expire on an agreement by agreement basis commencing in 2011 through 2012. Each of these contracts contain minimum take or pay provisions with the terms and conditions varying under each contract. GSWC plans to continue to purchase and use at least the minimum water requirement under the respective contracts in the future. The amount of the remaining obligations was estimated based on current rates per acre-foot. These rates may be changed annually. Also included in the $93.4 million is a remaining commitment of $2.7 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC has an option to renew this agreement for 10 additional years. The remaining amount of $2.6 million is the aggregate commitment for purchased water with various third parties.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2007 are as follows, in thousands:

2008	$17,873
2009	17,873
2010	17,873
2011	17,715
2012	17,662
Thereafter	4,447
Total	$93,443

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

The Arizona Water Settlement Act was signed into law in December of 2004. This legislation provides for an additional CAP allocation to CCWC in the amount of 1,931 acre-feet per year. In order to receive this additional allocation, CCWC needed to enter into a revised contract with the Central Arizona Conservation District (the “District”). CCWC executed an agreement on this amendment during 2007. CCWC applied to the ADWR to modify and increase its designation of assured supply from 9,828 acre-feet per year to 11,759 acre-feet per year. CCWC had entered into a commitment with the District to purchase the 1,931 acre-feet of water per year of additional CAP water rights and in November 2007 paid approximately $1.3 million for this additional CAP water rights.  In addition, CCWC has a long-term water supply contract with the District through September 2033, and is entitled to take 6,978 acre-feet of water per year from CAP. The maintenance rate for such water delivered is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $5.1 million as of December 31, 2007 with $195,000 paid each year.

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

Bear Valley Electric:

Most of the electric energy sold by GSWC to customers in its BVES customer service area is purchased from others. In March 2001, GSWC entered into a five-year nine-month, block forward purchase contract with Mirant Americas Energy Marketing (“Mirant Marketing”) to supply its BVES customer service area with 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006. GSWC subsequently filed a complaint with the FERC seeking to reduce rates in the Mirant Marketing contract to a just and reasonable price. The FERC has denied this complaint and GSWC has appealed this denial. In December 2006, the United States Court of Appeals for the Ninth Circuit issued an opinion granting the petition filed by GSWC for a review of the orders that the FERC issued.   The Court’s opinion remands the case back to the FERC, finding that the FERC applied the wrong legal standard and ignored relevant factors in denying GSWC’s complaint. The FERC can request a rehearing by the Court of Appeals and Mirant Marketing, unlike other defendants in similar cases, did not file a request with the United States Supreme Court for review of the Court of Appeals decision.  Therefore, the Court of Appeals decision remanding the case to the FERC for re-hearing is final.  Notwithstanding the fact that GSWC’s case is not before the US Supreme Court, the decision of the Supreme Court in the companion cases to Registrant’s will have an impact on FERC’s re-hearing of GSWC’s case.  Briefs and reply briefs have been filed with the Supreme Court and oral hearings in those cases were held on February 19, 2008.  A decision from the Supreme Court is expected by June 2008.

Effective November 2002, GSWC entered into a series of purchase power contracts with PWMT (now MSCG). Under the agreements, GSWC exchanged 15 MWs of electric energy with PWMT at $74.65 per MWh that resulted in an upfront payment by PWMT of $20.35 per MWh for 15 MWs over the period beginning November 1, 2002 through December 31, 2006. This upfront payment was recorded as a reduction of purchased power costs that are included in the electric supply cost balancing account. Settlement of these contracts occurred on a net or cash basis through 2006. Upon the expiration of the Mirant Marketing contract at the end of 2006, GSWC began taking physical delivery under the PWMT (now MSCG) purchase power contracts and will continue through 2008. In addition, 8 MWs of electric energy are also being sold to PWMT (now MSCG) at the prices set forth in the June 2001 energy purchase agreement with MSCG, and 8 MWs are being purchased at $74.65 per MWh beginning on November 1, 2002 through March 31, 2003 and each succeeding November 1 through March 31 through March 31, 2008 and for the period November 1, 2008 through December 31, 2008.

Total commitments under these agreements amounted to $74.4 million, of which $12.0 million remains outstanding as of December 31, 2007 and is due in 2008.

The average minimum load at GSWC’s BVES customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating.

On July 17, 2002, the CPUC approved a settlement agreement reached among GSWC, all intervening parties and the then Office of Ratepayer Advocates of the CPUC, which permits GSWC to recover $77 per MWh of purchased power costs through rates, effective immediately thereafter. GSWC will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011, in its balancing account. To the extent GSWC’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. In 2007, approximately $29,000 was expensed. There was no expense in 2006 and 2005 over the $77 per MWh cap. As a result of the settlement, GSWC is also permitted to collect a surcharge of 2.2¢ per kilowatt hour from its customers for up to ten years commencing August 2001 to allow GSWC an opportunity to collect amounts remaining in its electric cost balancing account, with interest, incurred by GSWC during the energy crisis in 2000-2001.

GSWC owns a natural gas-fueled 8.4 MW generation facility that went on line during August of 2004, and should assist GSWC in controlling its spot market purchase prices and in meeting increasing demand in its BVES customer service area.

The ability of GSWC to deliver purchased power to customers in its BVES service area is limited by the ability of the transmission facilities owned by Edison to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, GSWC and Edison agreed to settle this suit. Under the terms of the agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison. GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison an additional $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. In August 2004, the FERC approved Edison’s application and GSWC transferred the $1.4 million payment from the regulatory asset account to the electric supply cost balancing account. In addition, monthly payments totaling $38,137 per month made to Edison during the years ended December 31, 2007, 2006 and 2005 are also included in the electric supply cost balancing account.

Operating Leases:

Registrant leases equipment and facilities primarily for its Regional and District offices under non-cancelable operating leases with varying terms, provisions, and expiration dates.  During the first quarter of 2007, GSWC entered into a new operating lease for a facility located in San Dimas, California that will house certain corporate departments. The term of the lease is for seven years. The minimum base rent will total approximately $2.0 million over the seven year period. Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2007, 2006 and 2005, Registrant’s consolidated rent expense was approximately $2,912,000, $2,634,000 and $2,453,000, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2007 are as follows, in thousands:

2008	$2,501
2009	1,624
2010	1,365
2011	1,254
2012	741
Thereafter	581
Total	$8,066

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future minimum payments under long-term non-cancelable operating leases.

Other Commitments:

As more fully discussed in Note 4, ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and wastewater systems at various military bases pursuant to 50-year firm, fixed price contracts with prospective price redeterminations.  ASUS, through its wholly owned subsidiaries, entered into  subcontracts with a single subcontractor pursuant to which the subcontractor agreed to provide wastewater services to ASUS’ subsidiaries at bases in Maryland, Texas and Virginia.  On January 31, 2008, ASUS and its subsidiaries agreed to buy-out all rights which this subcontractor had to provide wastewater services at these bases and any rights that the subcontractor or any of its affiliates might have to provide wastewater services as a subcontractor to ASUS or any of its subsidiaries at any other bases for an aggregate purchase price of approximately $2.5 million.  The purchase also included the acquisition of substantially all assets used by the subcontractor in providing the wastewater services, including all vehicles, tools, supplies, equipment and books and records.

On January 31, 2006, ASUS and Natomas Central Mutual Water Company (“Natomas”) entered into a water purchase and sale agreement under which ASUS will acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas.  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. Pursuant to the terms of this agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year for consumptive use, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on achievement of specific milestones and events over a 10-year period after first determining whether a need for the water exists in Sutter County.  ASUS may use the water rights acquired from Natomas to serve existing customers, to re-sell to other beneficial users, or to pursue and serve expanded service territories. In January 2008, ASUS made the first milestone payment of $84,000 under this agreement.   There are several pending regulatory approval requirements under this agreement.

Note 13 - Contingencies

Water Quality-Related Litigation:

                In 1997, GSWC was named as a defendant in nineteen lawsuits that alleged that GSWC and other water utilities delivered unsafe water to their customers in the San Gabriel Valley and Pomona Valley areas of Los Angeles County. Plaintiffs in these actions sought damages, including general, special, and punitive damages, as well as attorneys’ fees on certain causes of action, costs of suit, and other unspecified relief. On August 4, 2004, GSWC was dismissed from all nineteen Los Angeles County cases. The court found GSWC did not violate established water quality standards and dismissed the cases after allowing reasonable time and opportunity for the plaintiffs to prove otherwise. On September 21, 2004, GSWC received notice that all of the plaintiffs filed an appeal to the trial court’s order dismissing GSWC. On August 24, 2007, the Court of Appeal unanimously upheld the trial court’s dismissal of the lawsuits against regulated water utilities, including GSWC. On September 24, 2007, an agreement was reached with all parties that, among other things, all plaintiffs will not file any petition with the California Supreme Court seeking review of the cases, and they will not seek through application or otherwise to have the opinion in the cases overturned, nor will they join any such petition sought by a third party.

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

                Registrant is unable to predict an estimate of the loss, if any, resulting from any pending suits or administrative proceedings.

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

                Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. The City hired a consultant to perform an appraisal of the value of GSWC’s water system serving the City. The value was estimated in 2004 by the City’s consultant at $40—$45 million. GSWC disagrees with the consultant’s valuation assessment. As of December 31, 2007, management believes that the fair market value of the Claremont water system exceeds the $38.0 million recorded net book value and also exceeds the consultant’s estimates of its value. The Claremont City Council held a project priorities workshop in April 2007. The council members agreed that the acquisition of GSWC’s water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems. Requests for proposals have been sent to consulting firms by the City.  In a recent meeting held in February 2008, the Claremont City Council stated that they had decided to authorize additional studies of the acquisition of GSWC’s water system.

                The Town of Apple Valley (the “Town”) is located in GSWC’s Region III and was evaluating the potential takeover of GSWC’s Apple Valley water systems as well as the water systems of another utility serving the Town. On March 13, 2007, the Town Council voted to formally abandon its review of the potential acquisitions. GSWC was notified of the Town Council’s action by a letter from the Town Manager dated April 3, 2007.

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

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval. The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin.  GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the Santa Maria Valley Conservation District.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  In the unlikely case that the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.

On February 11, 2008, the court issued its final judgment, which approves and incorporates the stipulation.  The judgment awards GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment grants GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retains jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.

Air Quality Management District:

                In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility (“Watson Well”) and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. Since receiving the NOV, changes in GSWC’s procedures have helped to avoid additional violations at the facility. The AQMD could have assessed penalties associated with an NOV that can range from $10,000 up to $75,000 per day of violation. GSWC estimates that it was in violation approximately 180 days in 2004. GSWC met with AQMD on numerous occasions to resolve the NOV and to ensure future compliance. As part of this process, GSWC also submitted an application to amend the permit, because an amendment may have been necessary for continued operation of the subject air stripping equipment.

                GSWC finalized a settlement of the NOV with the AQMD in June 2007. As part of the settlement, GSWC agreed to withdraw its application for an amended air discharge permit and perform a Supplemental Environmental Program (“SEP”). A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions. The SEP prepared by GSWC involves installation and operation of granular activated carbon filters at the facility. Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. The AQMD accepted the SEP and assessed a nominal penalty of $25,000. During 2007, GSWC paid the penalty of $25,000 and agreed to perform its obligations under the SEP. It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009. Upon timely performance of all its obligations under the SEP, GSWC shall be deemed released from any and all claims or penalties arising from the NOV. Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed. Management also believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC. GSWC began execution of the SEP and has spent approximately $133,000 during the year ended December 31, 2007.

In January 2008, GSWC removed the air stripper from the Watson Plant.  An AQMD inspector visited the Watson Plant and confirmed the removal of the air stripping equipment.  GSWC submitted a request to deactivate the air quality permit in February 2008.  As a requirement of the SEP, GSWC installed a temporary GAC treatment system.  The temporary treatment system was put in service in March 2008.  The return to service of the Watson Well will improve local groundwater supply reliability.  GSWC also completed the design of a permanent GAC treatment system.  GSWC is on schedule to place the permanent GAC treatment system in service before February 2009.

Environmental Clean-Up and Remediation:

                GSWC has been involved in environmental remediation and clean-up at one its plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. As required at the time, a tank removal report was submitted to the Los Angeles Department of Public Works (“DPW”). At the request of DPW, soil samples were collected beneath the tank and the results indicated gasoline impacted soil in the northern portion of the former tank pit. Quarterly monitoring began in July 1994. Between July 1994 and November 1995, additional monitoring wells were installed and pilot remediation tests were conducted. A site assessment report was completed in April 1996.

                In January 1998 a plan for the underground storage tank site remediation and closure was prepared. The remediation system plan was installed and fully operational by October 1998 with an estimated two years thereafter to get site closure. This plan was approved by the Los Angeles Regional Water Quality Control Board of the California Environmental Protection Agency (“LARWQCB”). In November 2002, the LARWQCB commented on the methodology selected for cleanup of dissolved contaminants in the groundwater. Data from operation of the technology implemented at the subject site for the past several years  indicated that the technology did not work well. Other remedial alternatives needed to be considered and evaluated to mitigate dissolved contaminants in the groundwater at the site. GSWC made attempts to engage the LARWQCB in discussions to determine alternative treatment technologies during the period 2002-2006 and the quarterly reports continued to be accepted by the LARWQCB. With the technology implemented no longer performing as expected, in 2006 an evaluation of the current remedial system was conducted to look for potential alternatives. This engineering evaluation was completed in April 2006 and was made based on currently available information from quarterly reports. In October 2007, an interim remedial action plan was approved by the LARWQCB and all appropriate permits have been acquired to begin remediation.  In March 2008, construction will begin on Phase 1 of the new remediation system.

                Based on recent estimates, the total project may take 3-5 more years and cost approximately $1.1 million. Remediation should be completed in two more years, followed by at least one year of monitoring and reporting. The estimate also includes quarterly monitoring and reporting costs. As of December 31, 2007, the total amount spent to clean-up and remediate GSWC’s plant facility is approximately $2.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund (the “Fund”). GSWC applied for reimbursement of cleanup costs from the Fund. The Fund reimburses property or tank owners up to $1.5 million for costs associated with the assessment and remediation of leaking petroleum underground storage tanks on their properties. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery. As of December 31, 2007, GSWC has an accrued liability for the estimated additional cost of $1.1 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate-base by the CPUC and, therefore, GSWC has recorded the $1.1 million additional estimated cost as a regulatory asset as of December 31, 2007.

Contracted Services:

On March 4, 2008, ASUS received a letter from the U.S. Army demanding payment of approximately $7.5 million in liquidated damages for alleged failure at one subsidiary of ASUS to make a good faith effort to achieve its small business subcontracting goals. Further, the U.S. Army has the right to offset the claimed damages against any amounts owed to this subsidiary. ASUS strongly disagrees with the position taken by the U.S. Army on its merits and will vigorously follow the disputes provision in its contract to have the position overturned.   As such, no provision for loss has been recorded.

Other Litigation:

Two former officers of GSWC filed a lawsuit against both AWR and GSWC alleging among other things, wrongful termination and retaliation against the former officers. Management believes that the allegations are without merit and intends to vigorously defend against them. Based on our understanding of all the claims, management does not believe that the ultimate resolution of this matter will have a material adverse effect on GSWC’s financial position, results of operations, or cash flows.

                Registrant is also subject to other ordinary routine litigation incidental to its business. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Note 14 - Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. As of December 31, 2007, GSWC has unconditional purchase obligations for capital projects of approximately $16.7 million.  As discussed in Note 13, during the second quarter of 2007, GSWC finalized a settlement with the AQMD that approved the SEP which obligates GSWC to install and operate granular activated carbon filters at GSWC’s Watson Plant in Region II. It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009. Upon timely performance of all its obligations under the SEP, GSWC will be deemed released from any and all claims or penalties arising from the Notice of Violation. Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed. Management also believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC.

ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments. The Military Utility Privatization Subsidiaries have capital commitments that are being funded by the U.S. government. In the event that ASUS needs to pre-fund capital projects for a long period of time, a financing cost is charged to the U.S. government. In 2008, it is expected that several capital projects at certain Military Utility Privatization Subsidiaries will exceed the funding by the U.S. government for that year and will be repaid by the U.S. government over a period of years. It is anticipated that finance charges will be charged to the U.S. government for this lag in cash receipts.

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

	As Of And For The Year Ended December 31, 2007
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$230,178	$28,574		$7,704	$34,914	$—	$301,370
Operating income (loss)	61,432	3,274	(1)	1,190	2,045	(209)	67,732
Interest expense, net	16,299	1,653		430	1,036	(207)	19,211
Identifiable assets	693,546	38,687		43,274	872	—	776,379
Depreciation and amortization expense	24,876	2,175		1,685	205	—	28,941
Capital additions	45,388	1,337		2,861	281	—	49,867

(1) Includes $2,100,000 unrealized gain on purchased power contracts.

	As Of And For The Year Ended December 31, 2006
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$215,157	$29,268		$7,755	$16,449	$—	$268,629
Operating income (loss)	58,827	(3,525	)(2)	1,306	101	(103)	56,606
Interest expense, net	15,185	1,331		479	1,041	267	18,303
Identifiable assets	671,733	39,811		38,217	840	—	750,601
Depreciation and amortization expense	22,408	2,040		1,632	192	—	26,272
Capital additions	62,480	2,009		1,754	356	—	66,599

(2) Includes $7,071,000 unrealized loss on purchased power contracts.

	As Of And For The Year Ended December 31, 2005
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$198,648	$27,224		$7,019	$5,213	$24	$238,128
Operating income (loss)	54,542	8,100	(3)	2,088	(2,596)	(74)	62,060
Interest expense, net	11,295	946		450	428	435	13,554
Identifiable assets	631,945	41,084		37,709	2,487	—	713,225
Depreciation and amortization expense	18,808	1,934		1,131	89	—	21,962
Capital additions	61,586	3,567		3,893	2,138	—	71,184

(3) Includes $5,445,000 unrealized gain on purchased power contracts.

Note 16 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2007, 2006 and 2005 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2007	2006	2005
Balance at beginning of year	$1,096	$1,126	$983
Provision charged to expense	1,143	723	587
Accounts written off, net of recoveries	(575)	(753)	(444)
Balance at end of year	$1,664	$1,096	$1,126

Allowance for doubtful accounts related to accounts receivable-customer	$539	$796	$789
Allowance for doubtful accounts related to receivable from U.S. government	496	—	—
Allowance for doubtful accounts related to other accounts receivable	629	300	337
Total allowance for doubtful accounts	$1,664	$1,096	$1,126

	GSWC
	December 31,
(dollars in thousands)	2007	2006	2005
Balance at beginning of year	$1,054	$1,099	$959
Provision charged to expense	469	698	574
Accounts written off, net of recoveries	(562)	(743)	(434)
Balance at end of year	$961	$1,054	$1,099

Allowance for doubtful accounts related to accounts receivable-customer	$519	$771	$765
Allowance for doubtful accounts related to other accounts receivable	442	283	334
Total allowance for doubtful accounts	$961	$1,054	$1,099

AWR (parent) has not established any provision for doubtful accounts.

Note 17 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005
Taxes and Interest Paid:
Income taxes paid	$15,837	$11,096	$1,012	$15,614	$10,494	$2,970
Interest paid	21,152	20,083	18,003	19,343	18,238	16,524

Non-Cash Transactions:
Property installed by developers and conveyed	$7,838	$2,875	$3,105	$3,772	$1,971	$3,105

Note 18 — Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of basic earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2007
(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share

First Quarter	$72,270	$16,851	$6,984	$0.40	$0.40
Second Quarter	79,246	17,457	7,322	0.42	0.42
Third Quarter	75,842	17,525	7,629	0.44	0.44
Fourth Quarter (1)	74,012	15,899	6,095	0.36	0.35
Year	$301,370	$67,732	$28,030	$1.62	$1.61

	GSWC
	For The Year Ended December 31, 2007
	Operating	Operating
(in thousands)	Revenues	Income	Net Income

First Quarter	$57,557	$14,631	$5,902
Second Quarter	65,149	15,772	6,470
Third Quarter	69,469	17,161	7,608
Fourth Quarter (1)	66,577	17,142	6,920
Year	$258,752	$64,706	$26,900

(1)      The fourth quarter of 2007 reflects the following:

•                  an unrealized gain of $522,000 on the purchased power contracts at BVES.

•                  The recording of approximately $7.2 million additional revenues associated with the Region II general rate case and the application to recover general office expenses at the corporate headquarters of GSWC allocated to Regions II and III, both approved by the CPUC on November 16, 2007.  The rate increases were retroactive to January 1, 2007.  The decision also changed the revenue requirement related to the adopted rates for the Region II supply cost memorandum account; also retroactive to January 1, 2007. At the time of the final decision, an under-collection of $2.5 million which had been recorded in the Region II supply cost memorandum account throughout 2007 was reversed in November 2007 offsetting the retroactive revenues.

	AWR
	For The Year Ended December 31, 2006
(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share

First Quarter	$64,315	$14,060	$5,899	$0.35	$0.35
Second Quarter	63,038	14,188	6,269	0.36	0.36
Third Quarter	75,240	15,209	5,573	0.32	0.32
Fourth Quarter (2)	66,036	13,149	5,340	0.31	0.30
Year	$268,629	$56,606	$23,081	$1.34	$1.33

	GSWC
	For The Year Ended December 31, 2006
	Operating	Operating
(in thousands)	Revenues	Income	Net Income

First Quarter	$57,313	$12,848	$5,347
Second Quarter	58,423	14,573	6,759
Third Quarter	69,614	15,077	5,752
Fourth Quarter (2)	59,075	12,804	5,400
Year	$244,425	$55,302	$23,258

(2) The fourth quarter of 2006 reflects an unrealized loss of $1.2 million on the purchased power contracts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American States Water Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (“the Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Los Angeles, California

March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholder of Golden State Water Company:

In our opinion, the accompanying balance sheets and statements of capitalization and the related statements of income, common shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Golden State Water Company (“GSWC”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of GSWC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and Note 10 to the financial statements, GSWC changed the manner in which it accounts for share-based compensation and pensions and postretirement plans in 2006.

Los Angeles, California

March 14, 2008

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

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, the effectiveness of AWR’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	FLOYD E. WICKS	/s/	ROBERT J. SPROWLS
	Floyd E. Wicks		Robert J. Sprowls
	President, Chief Executive Officer		Chief Financial Officer,
Executive Vice President - Finance,
Treasurer and Secretary

March 14, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures of AWR and GSWC were effective as of the end of the period covered by this annual report.

(b)    Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting of AWR and GSWC was effective as of December 31, 2007.

(c)    Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

Not applicable

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information responsive to Part III, Item 10 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled: (i) “Proposal 1:  Election of Directors”; (ii) “Executive Officers”; (iii) “Governance of the Company”;  (iv) “Stock Ownership”; (v) “Nominating and Governance Committee”; (vi) “Audit and Finance Committee”, and (vii) “Obtaining Additional Information From Us” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation

Information responsive to Part III, Item 11 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled: (i) “Proposal 1:  Election of Directors”; (ii) “ Executive Officers”, and (iii) “Compensation Committee” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed Registrant with the SEC pursuant to Regulation 14A, under the captions entitled: (i) “Stock Ownership” and (ii) “Proposal 2: Approval of 2008 Stock Incentive Plan”, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information responsive to Part III, Item 13 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the caption therein entitled “Governance of the Company” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 14.  Principal Accounting Fees and Services

Information responsive to Part III, Item 14 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the caption therein entitled “Proposal 3:  Ratification of Auditors” and is incorporated herein by reference pursuant to General Instruction G(3).

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

10.8	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on May 24, 2007 (2)

10.9	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Rule 424(b)(3) filing dated October 27, 1999

10.10

Form of Amended and Restated Change in Control Agreements between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 10-Q with respect to the quarter ended September 30, 2005 (2)

10.11	Amended and Restated Golden State Water Company Pension Restoration Plan, as amended incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the period ended June 30, 2007 (2)

10.12	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed November 15, 2006 (2)

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

10.16	Western Systems Power Pool Agreement incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q with respect to the quarter ended June 30, 2001

10.17	Automated Power Exchange Master Service and Participation Agreement incorporated by reference to Exhibit 10.25 of Registrant’s Form 10-K with respect to the year ended December 31, 2001

10.18	American States Water Company Three-Year Dividend Equivalent Right Certificate incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2007 (2)

10.19	Power Purchase Agreement dated September 3, 2002 between Golden State Water Company and Pinnacle West Capital Corporation and assignment to Morgan Stanley Capital Group (1)

10.20

Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 9, 2005

10.21	Form of Indemnification Agreement for executive officers and directors incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2006 (2)

10.22	Form of Non-Qualified Stock Option Plan Agreement for officers and key employees incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K on January 1, 2005 (2)

10.23	Form of Non-Qualified Stock Option Plan Agreement for officers and key employees incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ended March 31, 2006 (2)

10.24	Form of Director’s Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2006 (2)

10.25

Water Rights Agreement dated as of January 31, 2006 between Natomas Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant’s Form 8-K filed February 3, 2006

10.26	Form of Restricted Stock Units Agreement for officers and key employees incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the period ended June 30, 2006 (2)

10.27

Letter dated November 7, 2005 to Robert J. Sprowls regarding retirement benefits incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q with respect to the quarter ended September 30, 2005 (2)

10.28	Formal Letter of Employment to Michael George incorporated by reference to Exhibit 10.28 of Registrant’s Form 10-K for the year ended December 31, 2006 (2)

10.29	Retention Agreement dated September 12, 2007 for Floyd Wicks incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 14, 2007 (2)

21.	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

23.1.1	Consent of Independent Registered Public Accounting Firm for GSWC (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

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

AMERICAN STATES WATER COMPANY
and its subsidiary
GOLDEN STATE WATER COMPANY

By:	/s/ ROBERT J. SPROWLS
Executive Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

Date:	March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		March 14, 2008
Lloyd E. Ross
Chairman of the Board and Director

/s/ FLOYD E. WICKS		March 14, 2008
Floyd E. Wicks
Principal Executive Officer, President,
CEO and Director

/s/ ROBERT J. SPROWLS		March 14, 2008
Robert J. Sprowls
Principal Financial and Accounting Officer,
Executive VP-Finance, Chief Financial Officer,
Treasurer and Secretary

/s/ JAMES L. ANDERSON		March 14, 2008
James L. Anderson
Director

/s/ N.P. DODGE, JR.		March 14, 2008
N.P. Dodge, Jr.
Director

/s/ ANNE M. HOLLOWAY		March 14, 2008
Anne M. Holloway
Director

/s/ ROBERT F. KATHOL		March 14, 2008
Robert F. Kathol
Director

/s/ GARY F. KING		March 14, 2008
Gary F. King
Director

/s/ DIANA M. BONTA		March 14, 2008
Diana M. Bonta
Director

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2007	2006
Assets

Cash and equivalents	$154	$417
Inter-company loan receivables	41,740	30,400
Inter-company receivables	13	161
Other current assets	8	37
Total current assets	41,915	31,015

Investments in subsidiaries	297,797	285,097
Other assets	1,802	1,839
Total assets	$341,514	$317,951

Liabilities and Capitalization

Note payable to bank	$37,200	$32,000
Income taxes payable	2,139	2,194
Deferred taxes and other liabilities	46	23
Total liabilities	39,385	34,217

Common shareholders’ equity	302,129	283,734
Total capitalization	302,129	283,734

Total liabilities and capitalization	$341,514	$317,951

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005
Operating Revenues and Other Income	$74	$—	$59
Operating Expenses	77	227	231
Loss Before Equity in Earnings of Subsidiaries	(3)	(227)	(172)

Equity in Earnings of Subsidiaries	28,033	23,308	26,938

Net Income	$28,030	$23,081	$26,766

Weighted Average Number of Common Shares Outstanding	17,121	16,934	16,778
Basic Earnings Per Common Share	$1.62	$1.34	$1.58

Weighted Average Number of Diluted Common Shares Outstanding	17,177	17,101	16,809
Fully Diluted Earnings per Common Share	$1.61	$1.33	$1.57

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2007	2006	2005

Cash Flows From Operating Activities	$17,429	$16,745	$20,157

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	(11,340)	(13,396)	12,400

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	876	2,117	1,018
Proceeds from stock option exercises	3,911	4,419	102
Net change in notes payable to banks	5,200	5,000	(18,000)
Dividends paid	(16,339)	(15,392)	(15,099)
Net cash used in financing activities	(6,352)	(3,856)	(31,979)

(Decrease) increase in cash and equivalents	(263)	(507)	578
Cash and equivalents at beginning of period	417	924	346

Cash and equivalents at the end of period	$154	$417	$924

Cash dividends received from Golden State Water Company	$17,200	$17,200	$16,000

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1 — Basis of Presentation

The accompanying condensed financial statements of AWR (parent) should be read in conjunction with the consolidated financial statements and notes thereto of American States Water Company and subsidiaries (“Registrant”) included in Part II, Item 8 of this Form 10-K.  AWR’s (parent) significant accounting policies are consistent with those of Registrant and its wholly-owned subsidiary, Golden State Water Company (‘GSWC”).

AWR (parent) previously classified cash dividends received from consolidated subsidiaries and cash loaned to a subsidiary as financing activities.  AWR (parent) revised these classifications to instead appropriately disclose cash dividends received from subsidiaries as an operating activity and loans made to a subsidiary as an investing activity in 2007, with conforming changes in 2006 and 2005.  Certain other prior-period amounts were reclassified to conform to 2007 financial statement presentation.

Note 2 — Note Payable to Banks

AWR (parent) established an $85 million syndicated credit facility that expires in June 2010. Under the terms of this facility, either AWR (parent) or GSWC may obtain letters of credit for up to an aggregate of $20 million. GSWC has obtained letters of credit, in the aggregate amount of $11.2 million, including: (i) a letter of credit with a fee of 0.625%, which expires October 5, 2008, in the amount of $6.3 million to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) a letter of credit with an annual fee of 0.625%, which expires October 1, 2008, in the amount of $700,000 as security for the deductible in the Company’s business automobile insurance policy; (iii) a letter of credit with a fee of 0.625%, which expires October 5, 2008 in an amount of $585,000 as security for the purchase of power, and (iv) an irrevocable letter of credit in the amount of $3.6 million, which expires October 5, 2008, pursuant to a settlement agreement with Edison to cover GSWC’s commitment to pay the settlement amount. There were no compensating balances required. Loans can be obtained at the option of AWR (parent) and bear interest at rates based on credit ratings and Euro rate margins.

At December 31, 2007, $37.2 million was outstanding under this facility, of which none was used to fund AWR’s (parent) activities. AWR (parent) borrows under this facility and provides loans to its subsidiaries, including GSWC, in support of its operations, under terms that are similar to that of the credit facility. AWR’s (parent) short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2007	2006	2005
Balance Outstanding at December 31,	$37,200	$32,000	$27,000
Interest Rate at December 31,	5.54%	6.11%	5.13%
Average Amount Outstanding	$32,138	$27,786	$43,468
Weighted Average Annual Interest Rate	5.95%	5.77%	4.04%
Maximum Amount Outstanding	$40,500	$33,000	$60,000

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR (parent) must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.