Form 10-Q
period 2008-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2008-05-09
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 7, 2008, the number of Common Shares outstanding, of American States Water Company was 17,245,224 shares.

As of May 7, 2008, all of the 122 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

Filing Format

American States Water Company (hereinafter “AWR”) is the parent company of Golden State Water Company (hereinafter “GSWC”), Chaparral City Water Company (hereinafter “CCWC”) and American States Utility Services, Inc. (hereinafter “ASUS”) and its subsidiaries.

This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: AWR and GSWC. For more information, please see Note 1 to the Notes to Consolidated Financial Statements and the heading entitled General in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2008	December 31, 2007
Utility Plant, at cost
Water	$988,474	$982,708
Electric	65,288	65,078
	1,053,762	1,047,786
Less - Accumulated depreciation	(324,311)	(316,038)
	729,451	731,748
Construction work in progress	55,337	44,631
Net utility plant	784,788	776,379

Other Property and Investments
Goodwill	12,431	11,354
Other property and investments	10,878	10,245
Total other property and investments	23,309	21,599

Current Assets
Cash and cash equivalents	765	1,698
Accounts receivable-customers (less allowance for doubtful accounts of $563 in 2008 and $539 in 2007)	14,514	16,095
Unbilled revenue	17,180	16,035
Receivable from the U.S. government (less allowance for doubtful accounts of $512 in 2008 and $496 in 2007)	7,296	7,556
Other accounts receivable (less allowance for doubtful accounts of $543 in 2008 and $629 in 2007)	3,166	4,154
Income taxes receivable	1,042	60
Materials and supplies, at average cost	1,638	1,576
Regulatory assets - current	4,553	5,187
Prepayments and other current assets	2,232	2,765
Unrealized gain on purchased power contracts	1,289	—
Costs and estimated earnings in excess of billings on uncompleted contracts	3,240	3,842
Deferred income taxes - current	2,925	4,047
Total current assets	59,840	63,015

Regulatory and Other Assets
Regulatory assets	82,518	82,539
Other accounts receivable	9,842	9,723
Costs and estimated earnings in excess of billings on uncompleted contracts	6,662	2,284
Deferred income taxes	67	28
Other	8,359	8,331
Total regulatory and other assets	107,448	102,905

Total Assets	$975,385	$963,898

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2008	December 31, 2007
Capitalization
Common shares, no par value, no stated value	$182,202	$181,796
Earnings reinvested in the business	121,307	120,333
Total common shareholders’ equity	303,509	302,129
Long-term debt	267,174	267,226
Total capitalization	570,683	569,355

Current Liabilities
Notes payable to banks	47,600	37,200
Long-term debt - current	601	609
Accounts payable	27,785	29,091
Income taxes payable	212	398
Accrued employee expenses	6,033	6,228
Accrued interest	5,243	2,467
Unrealized loss on purchased power contracts	—	1,554
Regulatory liabilities - current	231	173
Billings in excess of costs and estimated earnings on uncompleted contracts	3,234	2,641
Other	12,137	13,890
Total current liabilities	103,076	94,251

Other Credits
Advances for construction	83,952	84,479
Contributions in aid of construction - net	99,057	98,657
Deferred income taxes	82,294	82,480
Unamortized investment tax credits	2,314	2,336
Accrued pension and other postretirement benefits	22,170	20,851
Regulatory liabilities	529	557
Billings in excess of costs and estimated earnings on uncompleted contracts	2,471	2,037
Other	8,839	8,895
Total other credits	301,626	300,292

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$975,385	$963,898

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Operating Revenues
Water	$52,089	$50,327
Electric	8,803	8,869
Contracted services	8,050	13,074
Total operating revenues	68,942	72,270

Operating Expenses
Water purchased	7,953	8,873
Power purchased for pumping	1,680	2,118
Groundwater production assessment	2,375	2,279
Power purchased for resale	4,239	4,281
Unrealized gain on purchased power contracts	(2,843)	(2,710)
Supply cost balancing accounts	(107)	(720)
Other operating expenses	7,996	6,597
Administrative and general expenses	14,827	13,007
Depreciation and amortization	7,793	7,089
Maintenance	3,772	2,973
Property and other taxes	2,920	2,930
Construction expenses	3,875	9,069
Net gain on sale of property	—	(367)
Total operating expenses	54,480	55,419

Operating Income	14,462	16,851

Other Income and Expenses
Interest expense	(5,378)	(5,496)
Interest income	361	566
Other	114	69
Total other income and expenses	(4,903)	(4,861)

Income from operations before income tax expense	9,559	11,990

Income tax expense	4,255	5,006

Net Income	$5,304	$6,984

Weighted Average Number of Shares Outstanding	17,239	17,055
Basic Earnings Per Common Share	$0.31	$0.40

Weighted Average Number of Diluted Shares	17,357	17,114
Fully Diluted Earnings Per Share	$0.30	$0.40

Dividends Declared Per Common Share	$0.250	$0.235

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$5,304	$6,984
Adjustments for non-cash items:
Depreciation and amortization	7,793	7,089
Provision for doubtful accounts	212	5
Deferred income taxes and investment tax credits	1,476	2,072
Unrealized gain on purchased power contracts	(2,843)	(2,710)
Stock-based compensation expense	205	193
Net gain on sale of property	—	(367)
Other – net	(8)	192
Changes in assets and liabilities:
Accounts receivable – customers	1,368	2,256
Unbilled revenue	(1,145)	(358)
Other accounts receivable	886	(910)
Receivable from the U.S. government	244	(3,864)
Materials and supplies	(62)	(102)
Prepayments and other current assets	533	(215)
Regulatory assets — supply cost balancing accounts	(107)	(720)
Other assets	(3,636)	574
Accounts payable	(1,306)	(981)
Income taxes receivable/payable	(1,168)	829
Other liabilities	3,448	4,226
Net cash provided	11,194	14,193

Cash Flows From Investing Activities:
Construction expenditures	(17,219)	(9,965)
Business acquisition	(2,298)	—
Proceeds from sale of property	—	380
Net cash used	(19,517)	(9,585)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	216	272
Proceeds from stock option exercises	39	12
Tax benefits from exercise or conversion of stock-based awards	7	3
Receipt of advances for and contributions in aid of construction	1,877	1,501
Refunds on advances for construction	(659)	(427)
Repayments of long-term debt	(60)	(112)
Net change in notes payable to banks	10,400	4,000
Dividends paid	(4,309)	(4,008)
Other	(121)	(20)
Net cash provided	7,390	1,221

Net (decrease) increase in cash and cash equivalents	(933)	5,829
Cash and cash equivalents, beginning of period	1,698	3,223
Cash and cash equivalents, end of period	$765	$9,052

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2008	December 31, 2007
Utility Plant, at cost

Water	$927,256	$922,459
Electric	65,288	65,078
	992,544	987,537
Less - Accumulated depreciation	(306,478)	(298,856)
	686,066	688,681
Construction work in progress	53,510	43,552
Net utility plant	739,576	732,233

Other Property and Investments	7,874	7,838

Current Assets
Cash and cash equivalents	750	1,389
Accounts receivable-customers (less allowance for doubtful accounts of $538 in 2008 and $519 in 2007)	14,227	15,741
Unbilled revenue	16,836	15,701
Inter-company receivable	441	563
Other accounts receivable (less allowance for doubtful accounts of $480 in 2008 and $442 in 2007)	2,593	3,195
Materials and supplies, at average cost	1,611	1,562
Regulatory assets - current	4,121	5,116
Prepayments and other current assets	2,115	2,595
Unrealized gain on purchased power contracts	1,289	—
Deferred income taxes - current	2,732	3,845
Total current assets	46,715	49,707

Regulatory and Other Assets
Regulatory assets	82,878	82,539
Other accounts receivable	9,842	9,723
Other	7,995	7,933
Total regulatory and other assets	100,715	100,195

Total Assets	$894,880	$889,973

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2008	December 31, 2007
Capitalization
Common shares, no par value, no stated value	$163,278	$163,180
Earnings reinvested in the business	121,159	115,261
Total common shareholder’s equity	284,437	278,441
Long-term debt	260,889	260,941
Total capitalization	545,326	539,382

Current Liabilities
Long-term debt - current	301	309
Accounts payable	24,141	24,402
Inter-company payable	23,754	23,764
Income taxes payable to Parent	1,581	2,469
Accrued employee expenses	5,374	5,677
Accrued interest	5,109	2,424
Unrealized loss on purchased power contracts	—	1,554
Regulatory liabilities - current	230	173
Other	11,689	13,459
Total current liabilities	72,179	74,231

Other Credits
Advances for construction	78,403	78,917
Contributions in aid of construction - net	87,688	87,323
Deferred income taxes	78,744	78,805
Unamortized investment tax credits	2,314	2,336
Accrued pension and other postretirement benefits	22,170	20,851
Other	8,056	8,128
Total other credits	277,375	276,360

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$894,880	$889,973

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007
Operating Revenues
Water	$50,506	$48,688
Electric	8,803	8,869
Total operating revenues	59,309	57,557

Operating Expenses
Water purchased	7,787	8,709
Power purchased for pumping	1,575	2,016
Groundwater production assessment	2,375	2,279
Power purchased for resale	4,239	4,281
Unrealized gain on purchased power contracts	(2,843)	(2,710)
Supply cost balancing accounts	(107)	(720)
Other operating expenses	6,116	5,700
Administrative and general expenses	11,667	11,495
Depreciation and amortization	7,242	6,644
Maintenance	3,324	2,770
Property and other taxes	2,761	2,829
Net gain on sale of property	—	(367)
Total operating expenses	44,136	42,926

Operating Income	15,173	14,631

Other Income and Expenses
Interest expense	(5,052)	(5,019)
Interest income	357	533
Other	86	52
	(4,609)	(4,434)

Income from operations before income tax expense	10,564	10,197

Income tax expense	4,646	4,295

Net Income	$5,918	$5,902

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$5,918	$5,902
Adjustments for non-cash items:
Depreciation and amortization	7,242	6,644
Provision for doubtful accounts	185	(5)
Deferred income taxes and investment tax credits	1,631	2,167
Unrealized gain on purchased power contracts	(2,843)	(2,710)
Stock-based compensation expense	157	177
Net gain on sale of property	—	(367)
Other — net	(94)	139
Changes in assets and liabilities:
Accounts receivable - customers	1,312	2,173
Unbilled revenue	(1,135)	(306)
Other accounts receivable	500	(1,252)
Materials and supplies	(49)	(102)
Prepayments and other current assets	480	(269)
Regulatory assets - supply cost balancing accounts	(107)	(720)
Other assets	135	520
Accounts payable	(261)	(2,799)
Inter-company receivable/payable	552	(568)
Income taxes receivable/payable from/to Parent	(888)	112
Other liabilities	2,216	4,239
Net cash provided	14,951	12,975

Cash Flows From Investing Activities:
Construction expenditures	(16,039)	(9,539)
Proceeds from sale of property	—	380
Net cash used	(16,039)	(9,159)

Cash Flows From Financing Activities:
Tax benefits from exercise or conversion of stock-based awards	3	3
Receipt of advances for and contributions in aid of construction	1,709	1,274
Refunds on advances for construction	(653)	(427)
Repayments of long-term debt	(60)	(67)
Net change in inter-company borrowings	(440)	2,000
Dividends paid	—	(4,300)
Other	(110)	(18)
Net cash provided (used)	449	(1,535)

Net (decrease) increase in cash and cash equivalents	(639)	2,281
Cash and cash equivalents, beginning of period	1,389	1,735
Cash and cash equivalents, end of period	$750	$4,016

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

General / Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”). GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 255,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water and wastewater related services and operations on a contract basis. There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of the contracted services provided by ASUS and its wholly owned subsidiaries or by AWR. The consolidated financial statements include the accounts of AWR, GSWC, CCWC  and ASUS and its subsidiaries.  AWR’s assets, revenues and operations are primarily those of GSWC.

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances.  In September and October of 2007, ASUS was awarded contracts to operate and maintain the water and wastewater systems at Fort Jackson, South Carolina and at Fort Bragg, North Carolina, respectively, pursuant to such contracts with substantially similar terms as the agreements previously executed with the U.S. government.  PSUS commenced operations at Fort Jackson on January 2, 2008 and ONUS commenced operations at Fort Bragg on March 1, 2008, both following the expiration of transition periods.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. Investments in partially-owned affiliates are accounted for by the equity method when Registrant’s ownership interest exceeds 20%. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2007 filed with the SEC.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has an $85 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of March 31, 2008 and December 31, 2007. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors agreed upon by the CPUC.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $698,000 and $733,000 for the three months ended March 31, 2008 and 2007, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

New Accounting Pronouncements:   In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.   In February 2008, the FASB delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.  These nonfinancial items include assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis, such as Registrant’s reporting units measured at fair value in a goodwill impairment test and asset retirement obligations.  As it applies to its financial instruments, Registrant implemented the new standard effective January 1, 2008.  The partial adoption of SFAS No. 157 for financial assets and liabilities did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows, however it does require additional disclosures.  See Note 4 for information and related disclosures regarding the fair value measurements on Registrant’s derivatives.  The carrying value of other financial assets and liabilities, including cash, accounts receivable, accounts payable and short-term debt, approximate fair value due to their short maturities or variable-rate nature of the respective borrowings.  Long-term debt is not carried at fair value but SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires fair value disclosure on an annual basis.  Registrant’s pension and postretirement plan assets are comprised of actively traded debt and equity securities, and therefore the market related value is equal to the fair value of plan assets which are used to compute the funded status recognized in Registrant’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between “carrying value” and “fair value” at the election date is recorded as a transition adjustment to beginning retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar type assets and liabilities. SFAS No. 159 was effective for Registrant’s fiscal year beginning January 1, 2008.  Registrant has not elected to apply the fair value option to any of its financial assets and liabilities. Therefore, the adoption of SFAS No. 159 in the first quarter of 2008 did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.

In March 2007, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment”, which concludes that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees and directors for equity classified as nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. Registrant has commenced recognizing this tax benefit as an increase in additional paid-in capital beginning January 1, 2008. The impact of this change was not material to Registrant’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment”. Effective January 1, 2008, Registrant adopted the guidance of  SAB No. 110, which requires Registrant to develop expected option terms by reviewing detailed external information about employee exercise behavior.  The simplified method is no longer permitted if such information is available.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”. SFAS No. 141(R) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Registrant engages in will be recorded and disclosed following existing accounting standards until January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  Registrant is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At March 31, 2008, Registrant had approximately $14.0 million of regulatory assets not accruing carrying costs. Of this amount, $4.6 million relates to deferred income taxes representing accelerated tax benefits flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, and a $7.0 million “non-yielding” regulatory asset related to general rate case memorandum accounts to be recovered over 24 months.  The remainder relates to  other expenses that do not provide for recovery of carrying costs that Registrant expects to recover in rates over a short period.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(In thousands)	March 31, 2008	December 31, 2007
GSWC
Electric supply cost balancing account	$17,300	$18,318
Water supply cost balancing accounts	9,687	8,525
Costs deferred for future recovery on Aerojet case	21,177	21,244
Pensions and other postretirement obligations	11,142	11,443
Flow-through taxes, net	4,619	5,220
Electric transmission line abandonment costs	3,120	3,157
Asset retirement obligations	3,634	3,547
Low income rate assistance balancing accounts	4,492	4,147
General rate case memorandum accounts	7,026	7,162
Santa Maria adjudication memorandum accounts	4,055	4,005
Refund of water right lease revenues	(2,844)	(2,945)
Other regulatory assets, net	3,361	3,659
Total GSWC	$86,769	$87,482
CCWC
Asset retirement obligations	$52	$52
Other regulatory liabilities, net	(510)	(538)
Total AWR	$86,311	$86,996

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2007 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2007.

Supply Cost Balancing Accounts:

Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $17.3 million at March 31, 2008. The balance in the electric supply cost balancing account is primarily impacted by: (i) a surcharge to decrease previously under-collected energy costs; (ii) changes in purchased energy costs, and (iii) changes in power system delivery costs.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 43,697,643 and 42,683,779 kilowatt hours of electricity to its BVES customers for the three months ended March 31, 2008 and 2007, respectively. As a result of the surcharge, the supply cost balancing account was reduced by approximately $970,000 and $918,000 million for the three months ended March 31, 2008 and 2007, respectively.  Approximately $18 million of the under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge, based on electricity sales, to be sufficient for it to recover by August 2011 the amount of the under-collected balance incurred during the energy crisis. However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek regulatory approval of any amounts not recovered through this surcharge.

Changes in purchased energy and power system delivery costs also impact the electric supply cost balancing account. The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of a 2001 CPUC decision. The BVES division of GSWC is allowed to include up to a weighted average annual purchased energy cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  During the three months ended March 31, 2008 there were no amounts expensed over the $77 per MWh cap. During the three months ended March 31, 2007, the amount expensed was $29,000.

Charges to GSWC by Southern California Edison (“Edison”) associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES’s retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is $38,137 per month.  The incremental costs not included in rates have been included in the balancing account at March 31, 2008 for subsequent recovery from customers, subject to CPUC approval. BVES plans to file a rate case in 2008 which will include a request for recovery of these costs.

The power system delivery costs are not subject to the $77 per MWh price cap referenced above.  Other components, such as interest accrued on the cumulative under-collected balance and power loss during transmission, also affect the balance of the electric supply cost balancing account.

In summary, for the three months ended March 31, 2008 and 2007, the under-collection decreased by approximately $1,017,000 and $783,000, respectively.

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

For the three months ended March 31, 2008 and 2007, approximately $1.2 million and $1.5 million of under-collections, respectively, were recorded in the water supply cost balancing accounts.  Amortization of surcharges that are in rates to recover under-collections from customers and surcredits that are in rates to refund over-collections to customers also increased or decreased the water supply cost balancing accounts, as applicable.  During the three months ended March 31, 2008 and 2007, approximately $295,000 and $320,000 of under-collection amortization decreased the water supply cost balancing accounts, respectively.

As of March 31, 2008, there is approximately $9.7 million net under-collections in the water supply cost balancing accounts.  Of this amount, approximately $7.3 million relates to GSWC’s Region III customer service area.  GSWC filed an advice letter in March 2008 to implement a surcharge to begin recovery of  this under-collection.   The amortization of this surcharge will be at least over 24 months.   The advice letter is currently under review by the CPUC.  The remaining $2.4 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I net under-collection of $2.1 million and Region II’s net under-collection of $243,000.  Currently, there is a surcharge in place in Region I expiring in January 2009 to recover this under-collection, and a surcredit at Region II to refund a previous over-collection expiring in August 2008.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $213,000 and $220,000 was billed to customers during the three months ended March 31, 2008 and 2007, respectively. GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years. However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision. Pursuant to the decision, additional interest of approximately $147,000 and $276,000 was added to the Aerojet litigation memorandum account during the three months ended March 31, 2008 and 2007, respectively.

It is management’s intention to offset any settlement proceeds received from Aerojet, pursuant to the settlement agreement, against the balance in the memorandum account, with the exception of an $8.0 million payment guaranteed by Aerojet.  This payment, plus interest on the unpaid balance, is scheduled to be paid by Aerojet in installments over five years beginning in 2009.  Aerojet has also agreed to reimburse GSWC an additional $17.5 million, plus interest accruing from January 1, 2004, for GSWC’s past legal and expert costs. The recovery of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.

Santa Maria Adjudication Memorandum Accounts:

As more fully discussed in Note 7, GSWC has incurred costs of approximately $6.8 million as of March 31, 2008, including legal and expert witness fees, in defending its groundwater supply in the Santa Maria Basin for use by its customers in Santa Barbara and San Luis Obispo Counties. Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the CPUC’s Division of Ratepayer Advocates (“DRA”) authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs in the Santa Maria groundwater basin adjudication.

GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge has been implemented in the third quarter of 2007 for recovery of these costs. A rate surcharge generating approximately $51,000 was billed to customers during the three months ended March 31, 2008.  All litigation costs, including interest, that have been incurred since December 31, 2005, totaling approximately $1.5 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  In April 2008, the Administrative Law Judge closed the proceeding without ruling on the stipulation or authorizing recovery of the remaining costs.  The ruling directed GSWC to file a new application.  GSWC intends to file a new application.  Management believes that these additional costs will be approved and the recovery of these costs through rates is probable.

Other Regulatory Matters:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects. The CPUC’s investigation focuses on whether these charges were approved in customer rates and whether they were just and reasonable. In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to a third data request submitted by the CPUC.  Management cannot predict the outcome of the investigation or audit at this time.

On April 16, 2007, GSWC’s BVES division filed a compliance report with the CPUC regarding its purchases of energy from renewable energy resources. The filing indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC has formally contested the potential penalty reflected in the compliance report. The CPUC has been considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES.   On April 25, 2008, the assigned Administrative Law Judge issued a Proposed Decision (“PD”) on the renewable responsibilities of small utilities (including BVES). The PD, if adopted, would clarify that certain renewable obligations of the small utilities may be deferred. If adopted by the CPUC as written, BVES will need to continue its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, then BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules.  The PD would also allow BVES to alter previously filed compliance reports to reflect the changes adopted in this decision.  At this time, management does not believe it is probable that GSWC will ultimately be assessed any penalty (which could be as high as $931,000 based on the latest filing as of December 31, 2007), and accordingly, no provision for loss has been recorded in the financial statements.

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

Basic	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Net income	$5,304	$6,984
Less: (a) Distributed earnings to common shareholders	4,310	4,008
Distributed earnings to participating securities	25	86
Undistributed earnings	969	2,890

(b) Undistributed earnings allocated to common shareholders	964	2,830
Undistributed earnings allocated to participating securities	5	60

Total income available to common shareholders, basic (a)+(b)	$5,274	$6,838

Weighted average Common Shares outstanding, basic	17,239	17,055
Basic earnings per Common Share	$0.31	$0.40

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income. At March 31, 2008 and 2007 there were 567,468 and 704,591 options outstanding, respectively, under these Plans. At March 31, 2008 and 2007, there were also approximately 71,938 and 60,352 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Common shareholders earnings, basic	$5,274	$6,838
Undistributed earnings for dilutive stock options (1)	3	—
Total common shareholders earnings, diluted	$5,277	$6,838

Weighted average common shares outstanding, basic	17,239	17,055
Stock-based compensation (2)	118	59
Weighted average common shares outstanding, diluted	17,357	17,114
Diluted earnings per Common Share	$0.30	$0.40

(1)   Undistributed earnings allocated to participating securities were not included as of March 31, 2007 due to their antidilutive effect on diluted earnings per share.

(2)   In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 356,619 and 297,991 stock options at March 31, 2008 and 2007, respectively, were deemed to be outstanding in accordance with SFAS No. 128, “Earnings Per Share”.  All of the 71,938 restricted stock units at March 31, 2008 were included in the calculation of diluted EPS for the three months ended March 31, 2008.

Stock options of 111,711 and 101,090 were outstanding at March 31, 2008 and 2007, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2008 and 2007.  Stock options of 99,138 and 305,510 were outstanding at March 31, 2008 and 2007, respectively, but not included in the computation of diluted EPS because they were antidilutive. Also not included in the calculation of EPS were 60,352 restricted stock units at March 31, 2007 because they were antidilutive.

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

During the three months ended March 31, 2008 and 2007, Registrant issued 12,798 and 10,532 Common Shares, for approximately $255,000 and $284,000, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, and the stock incentive plans. In addition, Registrant purchased 14,360 and 282 Common Shares on the open market during the three months ended March 31, 2008 and 2007, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan.  The Common Shares purchased by Registrant  were used to satisfy the requirements of these plans.

During the three months ended March 31, 2008 and 2007, AWR paid quarterly dividends to shareholders of approximately $4.3 million, or $0.250 per share, and $4.0 million, or $0.235 per share, respectively.

Note 4 — Derivative Instruments:

Registrant has certain block-forward purchase power contracts that are subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. During 2002, GSWC became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation (“PWCC”) which became effective in November 2002 have not been designated as normal purchases and normal sales.  In June 2007, PWCC sold the contracts between PWCC and GSWC to Morgan Stanley Capital Group, Inc. (“MSCG”) effective November 1, 2007.   Settlement of these contracts occurred on a cash or net basis through 2006 and by physical delivery thereafter through the expiration of the contracts on December 31, 2008. Registrant has no other derivative financial instruments.

As a result of the contracts with MSCG, on a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month.  Registrant adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact in the adoption of SFAS No. 157 to the consolidated financial statements. However, SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability, or

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contracts. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.  Accordingly, the valuation of the derivative on Registrant’s purchased power contract with MSCG has been classified as Level 3.   The following table presents changes in the fair value of the derivative for the three months ended March 31, 2008.

(dollars in thousands)	Gains (Losses)
Balance, December 31, 2007	$(1,554)
Unrealized gain on purchased power contracts included in operating expenses	2,843
Balance, March 31, 2008	$1,289

As these contracts are settled, the realized gains or losses are recorded in power purchased for resale, and the previously recorded unrealized gains or losses are reversed. The fair market value of $1.3 million recognized on the balance sheet as of March 31, 2008 is expected to be recognized as a reduction to income by the end of the contracts which expire on December 31, 2008.

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

Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”

Note 6 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2008 and 2007 are as follows:

	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefits Cost:
Service cost	$909	$980	$86	$105	$60	$106
Interest cost	1,342	1,261	161	168	63	41
Expected return on plan assets	(1,235)	(1,122)	(63)	(57)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	41	(50)	(50)	230	40
Amortization of actuarial loss (gain)	—	171	—	25	(14)	(6)
Net periodic pension cost	$1,046	$1,331	$239	$296	$339	$181

Registrant expects to contribute a minimum of approximately $4,183,000 and $650,000 to pension and postretirement medical plans in 2008, respectively.  No contributions were made during the three months ended March 31, 2008.

Note 7 — Contingencies:

Water Quality-Related Litigation:

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those allegedly responsible for the contamination of two of these wells. Some of the other potential defendants settled with GSWC, other water purveyors and the WQA (the “Water Entities”), on VOC related issues prior to the filing of the lawsuit. In response to the filing of the lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the PRP’s motions. A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

GSWC has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs future costs associated with the treatment of these wells. In this same suit, the PRPs have filed cross-complaints against the Water Entities, the Metropolitan Water District (“MWD”), the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Main San Gabriel Basin for use by GSWC and the other two affected water purveyors and for other related claims.

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

Condemnation of Properties:

The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, however, the laws of California provide: (i) that the owner of utility property may contest whether the condemnation is actually necessary and in the public interest, and (ii) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken.

Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. The City hired a consultant to perform an appraisal of the value of GSWC’s water system serving the City. The value was estimated in 2004 by the City’s consultant at $40—$45 million. GSWC disagrees with the consultant’s valuation assessment. As of March 31, 2008, management believes that the fair market value of the Claremont water system exceeds the $37.7 million recorded net book value and also exceeds the consultant’s estimates of its value. The Claremont City Council held a project priorities workshop in April 2007. The council members agreed that the acquisition of GSWC’s water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems. Requests for proposals have been sent to consulting firms by the City.  In a recent meeting held in February 2008, the Claremont City Council stated that they had decided to authorize additional studies of the acquisition of GSWC’s water system.

Except for the City of Claremont and the Town of Apple Valley, Registrant has not been, within the last three years, involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.  The Town of Apple Valley abandoned its activities related to a potential condemnation of GSWC’s water system serving the Town in 2007.

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

On February 11, 2008, the court issued its final judgment, which approves and incorporates the stipulation.  The judgment awards GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment grants GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retains jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  On March 20, 2008, the non-stipulating parties filed notices of appeal.  Registrant is unable to predict the outcome of the appeal.

Air Quality Management District:

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility (“Watson Well”) and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. Since receiving the NOV, changes in GSWC’s procedures have helped to avoid additional violations at the facility. The AQMD could have assessed penalties associated with an NOV; however, GSWC finalized a settlement of the NOV with the AQMD in June 2007.  As part of the settlement, GSWC agreed to perform a Supplemental Environmental Program (“SEP”). A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions. The SEP prepared by GSWC involves installation and operation of granular activated carbon (“GAC”) filters at the facility. Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. The AQMD accepted the SEP and assessed a nominal penalty of $25,000. During 2007, GSWC paid the penalty of $25,000 and agreed to perform its obligations under the SEP. It is estimated that the total capital cost of the SEP will be approximately $1.8 million with a required estimated completion date of April 30, 2009. Upon timely performance of all its obligations under the SEP, GSWC will be released from any and all claims or penalties arising from the NOV. Management believes that GSWC will be able to timely fulfill its obligations under the SEP and no further penalties are expected to be assessed. Management also believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC. GSWC began execution of the SEP and has spent approximately $177,000 as of March 31, 2008.

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

Environmental Clean-Up and Remediation:

Chadron Plant:

GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. As required at the time, a tank removal report was submitted to the Los Angeles Department of Public Works (“DPW”). At the request of DPW, soil samples were collected beneath the tank and the results indicated gasoline impacted soil in the northern portion of the former tank pit. Quarterly monitoring began in July 1994. Between July 1994 and November 1995, additional monitoring wells were installed and pilot remediation tests were conducted. A site assessment report was completed in April 1996.

In January 1998 a plan for the underground storage tank site remediation and closure was prepared. The remediation system plan was installed and fully operational by October 1998 with an estimated two years thereafter  for site closure. This plan was approved by the Los Angeles Regional Water Quality Control Board of the California Environmental Protection Agency (“LARWQCB”). In November 2002, the LARWQCB commented on the methodology selected for cleanup of dissolved contaminants in the shallow groundwater. Data from operation of the technology implemented at the subject site has indicated that the technology did not work as expected. Other remedial alternatives have been considered and evaluated to mitigate dissolved contaminants in the groundwater at the site.  In October 2007, an interim remedial action plan was approved by the LARWQCB and all appropriate permits have been acquired to begin remediation.  In March 2008, construction began on Phase 1 of the new remediation system.

Based on recent estimates, the total project may take 3-5 more years and cost approximately $1.1 million. Remediation should be completed in two more years, followed by at least one year of monitoring and reporting. The estimate also includes quarterly monitoring and reporting costs. As of March 31, 2008, the total amount spent to clean-up and remediate GSWC’s plant facility is approximately $2.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund (the “Fund”).  Amounts paid by GSWC not reimbursed from the Fund have been included in rate-base and approved by the CPUC for recovery. During the three months ended March 31, 2008, GSWC spent approximately $102,000 to clean-up and remediate this site.  As of March 31, 2008, GSWC has an accrued liability of $1.0 million for the estimated additional cost to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate-base by the CPUC and, therefore, GSWC has recorded the additional estimated cost as a regulatory asset as of March 31, 2008.

Ballona Plant:

During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”)  located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  The contamination is shallow and likely the result of past corrosion control practices and is not due to a leaking pipe of the tank.  An initial investigation and characterization will be completed during the second quarter of 2008 to determine the extent of contamination before any soil extraction is initiated. At this time, GSWC is unable to reasonably estimate the cost of clean-up.   Historically, the cost for this type of clean-up has been included in rates as approved by the CPUC.

Contracted Services:

On March 4, 2008, ASUS received a letter from the U.S. Army demanding payment of approximately $7.5 million in liquidated damages for alleged failure at one subsidiary of ASUS to make a good faith effort to achieve its small business subcontracting goals. In April 2008, ASUS filed a Notice of Appeal stating its disagreement with the position taken by the U. S. Army.  No provision for loss has been recorded.  The U. S. Army has the right to offset the claimed damages against amounts owed to this subsidiary, but has not exercised this right.

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

Note 8 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. Activities of ASUS and its subsidiaries have been conducted in California, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Both GSWC and CCWC are rate-regulated utilities.  ASUS’ wholly-owned subsidiaries are regulated by the respective state in which the military base operation is being conducted.  On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC, ASUS and its subsidiaries, and other matters. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC or CCWC.

	As Of And For The Three Months Ended March 31, 2008
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$50,506	$8,803		$1,583	$8,050	$—	$68,942
Operating income (loss)	11,763	3,410	(1)	(68)	(541)	(102)	14,462
Interest expense, net	4,179	516		117	230	(25)	5,017
Identifiable assets	701,396	38,180		43,550	1,662	—	784,788
Depreciation and amortization expense	6,690	552		460	91	—	7,793
Capital additions	15,840	199		871	309	—	17,219

(1)  Includes $2,843,000 unrealized gain on purchased power contracts.

	As Of And For The Three Months Ended March 31, 2007
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$48,688	$8,869		$1,639	$13,074	$—	$72,270
Operating income (loss)	10,979	3,652	(2)	151	2,163	(94)	16,851
Interest expense, net	4,138	348		118	285	41	4,930
Identifiable assets	674,339	39,651		38,724	799	—	753,513
Depreciation and amortization expense	6,111	533		397	48	—	7,089
Capital additions	8,978	561		395	31	—	9,965

(2)  Includes $2,710,000 unrealized gain on purchased power contracts.

Note 9 — Business Acquisition:

ASUS, through its wholly-owned subsidiaries, entered into agreements with the U.S. government to operate and maintain the water and wastewater systems at various military bases pursuant to 50-year firm, fixed price contracts with prospective price redeterminations.  ASUS, through its wholly owned subsidiaries, entered into  subcontracts with a single subcontractor pursuant to which the subcontractor agreed to provide wastewater services to ASUS’ subsidiaries at bases in Maryland, New Mexico, Texas and Virginia.  On January 31, 2008, ASUS and its subsidiaries agreed to buy-out all rights which this subcontractor had to provide wastewater services at these bases and any future rights that the subcontractor or any of its affiliates might have to provide wastewater services as a subcontractor to ASUS or any of its subsidiaries at any other bases for an aggregate purchase price of approximately $2.5 million, including a charge to income of $213,000 during the first quarter of 2008 for settlement of the preexisting relationship with the subcontractor.  The purchase also included the acquisition of substantially all assets used by the subcontractor in providing the wastewater services, including all vehicles, tools, supplies, equipment and books and records totaling approximately $611,000.  The acquisition also resulted in the recording of approximately $1.1 million of goodwill and $571,000 of identifiable intangible assets subject to amortization.   This acquisition was not material to Registrant’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

AWR is the parent company of GSWC, CCWC and ASUS and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”). AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries.

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

GSWC served 254,364 water customers and 23,141 electric customers at March 31, 2008, or a total of 277,505 customers, compared with 277,303 total customers at March 31, 2007. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues for the three months ended March 31, 2008 and 2007.

CCWC is an Arizona public utility company serving 13,482 customers as of March 31, 2008, compared with 13,395 customers at March 31, 2007. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and wastewater services, including the operation and maintenance of water and wastewater systems pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances. During the first quarter of 2008, ASUS commenced operations at two bases located in North Carolina and South Carolina.  All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. In either event, the ASUS subsidiary is entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts.

ASUS and GSWC have been pursuing an opportunity to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”). Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. In August 2004, Natomas and ASUS entered into a contract under which ASUS acts as the exclusive agent for marketing water that has become temporarily surplus to the internal needs of Natomas, to third parties outside the Natomas service area, and that arises under water rights permits and contracts owned or controlled by Natomas. On January 31, 2006, ASUS and Natomas entered into a water purchase and sale agreement under which ASUS will acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas. Pursuant to the terms of this agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year for consumptive use, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on achievement of specific milestones and events over a 10-year period. After first determining whether a need for the water exists in Sutter County, ASUS may use the water rights acquired from Natomas to serve existing customers, to re-sell to other beneficial users, or to pursue and serve expanded service territories.

Pursuant to the marketing services agreement described above, ASUS will attempt to arrange for the sale and transfer of Natomas’ temporarily surplus water for beneficial use beyond the Natomas service area.  Natomas will pay to ASUS a commission of 16% of the lease or sale price for any such water successfully marketed by ASUS. At the same time that the water purchase agreement was completed, Natomas and ASUS also entered into a settlement agreement that released Natomas from previously established reimbursement obligations under prior agreements.  In accordance with the marketing agreement, Natomas shareholders voted in December 2007 to approve the sale of 8,000 to 10,000 acre-feet of Natomas’ Central Valley Project water to the City of Folsom, subject to certain regulatory and environmental approvals. The base price to be paid by Folsom is $4,000 per acre-foot.

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

Overview

Registrant’s revenues, operating income, and cash flows are earned primarily through delivering potable water to homes and businesses through approximately 2,900 miles of water distribution pipelines. Rates charged to customers of GSWC and CCWC are determined by the CPUC and ACC, respectively. These rates are intended to allow recovery of operating costs and a fair rate of return on capital. Factors recently affecting financial performance include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity; weather; the impact of increased water quality standards on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in source water quality, climate change and restrictions on the  delivery of purchased water affecting deliveries of water from the Colorado River and the State Water Project; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by Registrant to protect its water supply; and delays in receiving payments from the U.S. government and receiving redetermination of prices and equitable adjustment of prices under contracts with the U.S. government.

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

Derivative accounting is required for the purchased power contracts at GSWC’s Bear Valley Electric Service (“BVES”) division.  Unrealized gains and losses on purchased power contracts have been impacting GSWC’s earnings since 2002 when GSWC entered into certain purchased power contracts.  These contracts qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The purpose of the purchased power contract, which qualifies as a derivative instrument, is to stabilize Registrant’s purchased power costs.  The power purchased under the contract is only used to service electric customers’ demand and Registrant does not engage in trading of purchased power.   Although the unrealized gains and losses result in significant fluctuations to the income statement, there is no effect on Registrant’s cash flows.  When analyzing the financial performance of AWR, Registrant excludes the effect of unrealized derivative gains or losses, as they are not reflective of day-to-day operations.  The unrealized derivative gains and losses are reflective of changes in future electricity costs that are outside of management’s control.  Due to increasing energy prices, during the three months ended March 31, 2008 and 2007, Registrant recorded pretax unrealized gains on purchased power contracts of $2.8 million and $2.7 million, respectively.  Diluted earnings per share for the three months ended March 31, 2008 and 2007 were $0.30 and $0.40, respectively.  Eliminating the effects of these unrealized derivative gains, diluted earnings per share for the three months ended March 31, 2008 and 2007 would have decreased by $0.10 per share and $0.09 per share, respectively.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracts operation. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit through ASUS and its subsidiaries.  The tables below set forth summaries of the results by segment (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	3/31/2008	3/31/2007	CHANGE	CHANGE	3/31/2008	3/31/2007	CHANGE	CHANGE

Water	$52,089	$50,327	$1,762	3.5%	$11,695	$11,130	$565	5.1%
Electric	8,803	8,869	(66)	-0.7%	3,410	3,652	(242)	-6.6%
Contracted services	8,050	13,074	(5,024)	-38.4%	(541)	2,163	(2,704)	-125.0%
AWR parent	—	—	—	—	(102)	(94)	(8)	-8.5%
Totals from operation	$68,942	$72,270	$(3,328)	-4.6%	$14,462	$16,851	$(2,389)	-14.2%

Water - For the three months ended March 31, 2008, pretax operating income for water increased by $565,000, or 5.1%, primarily due to a $2.7 million increase in water margin as compared to the same period of 2007 caused by higher water rates approved by the CPUC that were effective January 1, 2008 and a favorable change in the water supply mix, partially offset by lower consumption.  There was an 8.1% decrease in water consumption during the first quarter of 2008 compared to the same period in 2007.  The 2007 first quarter results benefited from lower than average precipitation.  Due to the decrease in consumption, Registrant’s water revenues were lower by approximately $2.6 million, or approximately $0.06 per share.  Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.  Higher operating expenses, as more fully described later, also decreased pretax operating income by $2.1 million.

Electric - For the three months ended March 31, 2008, pretax operating income from electric operations decreased by $242,000 or 6.6% due to a $273,000 decrease in electric margin primarily caused by: (i) a decrease of $141,000 in other electric revenues which are comprised of new connection and reconnection fees, and (ii) the recording of a regulatory liability of approximately $104,000, with a corresponding reduction in electric revenues, for probable refunds to customers related to the 8.4 MW natural gas-fueled generation plant. In April 2005, new customer rates went into effect related to this generation plant, which resulted in an increase of approximately $2.3 million in annual revenue based on an estimated total capital-related cost of $13 million. The rates are subject to refund pending the CPUC’s final cost review, which is scheduled to occur in 2008 as part of  the filing of BVES’ general rate case. The CPUC also ordered GSWC to establish a memorandum account to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to customers. During the third quarter of 2007, GSWC received vendor credits of approximately $851,000, which reduced the actual recorded costs of the generation plant to approximately $12.5 million. As mentioned earlier, there were unrealized gains on BVES’s purchased power contracts in the first quarters of 2008 and 2007 due to increasing energy prices.  The unrealized gain on purchased power contracts increased operating income by approximately $2.8 million for the three months ended March 31, 2008, as compared to $2.7 million for the same period in 2007.

Contracted Services - For the three months ended March 31, 2008, pretax operating income for contracted services decreased by $2.7 million.  This was primarily due to a significant wastewater expansion construction project in 2007 with the U.S. government. In December 2006, a subsidiary of ASUS finalized an agreement with the U.S. government for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas.  The $20.6 million special project was a firm-fixed price contract, and was an amendment to the 50-year contract with the U.S. government to manage the entire water and wastewater systems at Fort Bliss.  This project generated approximately $2.2 million in pretax operating income during the first quarter of 2007. The project was completed in August 2007. There was no similar significant project during the three months ended March 31, 2008. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in the future periods.

Higher administrative and general expenses in the first quarter of 2008 also contributed to the decrease in ASUS’ pretax operating income caused primarily by higher labor and employee benefits, and an increase in outside services for legal and consulting work.  Higher outside services were incurred during the first quarter of 2008 in connection with the acquisition of the subcontractor that provided wastewater services to ASUS’ subsidiaries at the various military bases.  On January 31, 2008, ASUS and its subsidiaries agreed to buy-out all rights which this subcontractor had to provide wastewater services at these bases and any future rights that the subcontractor or any of its affiliates might have to provide wastewater services as a subcontractor to ASUS or any of its subsidiaries at any other bases for an aggregate purchase price of approximately $2.5 million.  The purchase also included the acquisition of substantially all assets used by the subcontractor in providing the wastewater services, including all vehicles, tools, supplies, equipment and books and records.  As a result of this transaction, ASUS also recorded a charge of $213,000 during the first quarter of 2008 for settlement of the preexisting relationship with the subcontractor.

Furthermore, final decisions on the general rate case for GSWC’s Region II and the application to recover general office expenses at the corporate headquarters allocated to Regions II and III were approved on November 16, 2007.  The decisions also imposed an increased allocation of corporate headquarters’ expenses to ASUS and its wholly-owned subsidiaries, which caused a decrease in contracted services’ first quarter 2008 pretax operating income of approximately $151,000.  This higher allocation of expenses was not contemplated at the time the contracts with the U.S. government were negotiated.

The timely receipt of price redeterminations is critical in order to cover ASUS’ increasing costs for operating and maintaining the water and wastewater systems at the military bases.  The contract price for each of these military contracts is subject to price redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts.  Redeterminations have been submitted and are under review by the U.S. government for ASUS’ ODUS and TUS operations in Virginia and Maryland, respectively.  Resolution of these redeterminations is expected during 2008.  ASUS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006.  At Fort Bliss, management fees for operation and maintenance of the water and wastewater systems, which were based on cost levels prevailing in 2002 when the contract was first being negotiated, have not been adjusted as yet to adequately cover increased operating costs.  Further, the contract pricing was also based on assumptions about the size and age of the infrastructure being operated and maintained over the 50-year contract.  A request for equitable adjustment has been filed as a claim with the U.S. government to adequately reflect the amount of assets included in the infrastructure at Fort Bliss, which is substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.   Requests for equitable adjustments provide opportunity for both retrospective and prospective adjustments to revenues and are subject to the terms of the contract and regulations. With the filing of this claim, ASUS is also preparing the price redetermination for Fort Bliss and expects to file it by the third quarter of 2008.   These price redeterminations, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts as well as inflation in costs, are expected to provide added revenues prospectively to help offset increased costs and provide Registrant the opportunity to generate positive operating income from operating activities.

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2008 and 2007 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2008	3/31/2007	CHANGE	CHANGE
OPERATING REVENUES
Water	$52,089	$50,327	$1,762	3.5%
Electric	8,803	8,869	(66)	-0.7%
Contracted services	8,050	13,074	(5,024)	-38.4%
Total operating revenues	68,942	72,270	(3,328)	-4.6%

OPERATING EXPENSES
Water purchased	7,953	8,873	(920)	-10.4%
Power purchased for pumping	1,680	2,118	(438)	-20.7%
Groundwater production assessment	2,375	2,279	96	4.2%
Power purchased for resale	4,239	4,281	(42)	-1.0%
Unrealized gain on purchased power contracts	(2,843)	(2,710)	(133)	4.9%
Supply cost balancing accounts	(107)	(720)	613	-85.1%
Other operating expenses	7,996	6,597	1,399	21.2%
Administrative and general expenses	14,827	13,007	1,820	14.0%
Depreciation and amortization	7,793	7,089	704	9.9%
Maintenance	3,772	2,973	799	26.9%
Property and other taxes	2,920	2,930	(10)	-0.3%
Construction expenses	3,875	9,069	(5,194)	-57.3%
Net gain on sale of property	—	(367)	367	-100.0%
Total operating expenses	54,480	55,419	(939)	-1.7%

OPERATING INCOME	14,462	16,851	(2,389)	-14.2%

OTHER INCOME AND EXPENSES
Interest expense	(5,378)	(5,496)	118	-2.1%
Interest income	361	566	(205)	-36.2%
Other	114	69	45	65.2%
	(4,903)	(4,861)	(42)	0.9%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	9,559	11,990	(2,431)	-20.3%

Income tax expense	4,255	5,006	(751)	-15.0%

NET INCOME	$5,304	$6,984	$(1,680)	-24.1%

Net income for the three months ended March 31, 2008 was $5.3 million, equivalent to $0.31 and $0.30 per common share on a basic and fully diluted basis, respectively, compared to $7.0 million or $0.40 per basic and diluted common share for the three months ended March 31, 2007, a reduction of 24.1%. Impacting the comparability in the results of the two periods on a diluted per share basis are the following significant items:

•       An 8.1% decrease in water consumption during the first quarter 2008 resulted in a $2.6 million decrease in water revenues, or $0.06 per share. The 2007 first quarter results benefited from lower than average precipitation.

•                    The water margin increased by $4.4 million, or $0.15 per share, during the first quarter 2008, after adjusting for the lower consumption described previously, due to increased water rates approved by the CPUC that were effective January 1, 2008 and a favorable supply mix change.  However, this increase was partially offset by the decrease in consumption previously discussed, resulting in an actual net increase of $2.7 million in water margin, or $0.09 per share.

•                    Operating and maintenance expenses increased at GSWC by $1.0 million, or $0.03 per share, for the first quarter 2008 resulting from higher chemical and water treatment costs along with an increase in routine and emergency maintenance expenses on GSWC’s wells and other water supply sources.

•                    Pretax operating income for contracted services declined by  $2.7 million, or $0.09 per share, during the first quarter 2008 due primarily to a significant wastewater construction project in 2007 at Fort Bliss.  ASUS recognized pretax operating income of $2.2 million from the wastewater expansion project during the first quarter 2007.  There was no similar special project during the three months ended March 31, 2008.  Higher administrative and general expenses also contributed to the decrease in pretax operating income.

•                    GSWC recorded a net gain on disposal of property of $367,000, or $0.01 per share, during the three months ended March 31, 2007.  There was no similar gain in the same period of 2008.

•                    Higher other expenses primarily consisting of administrative and general expenses and depreciation expense, as well an increase in the effective tax rate and other items described below, contributed to an overall decrease of $0.06 per diluted share to the results of operations.

Operating Revenues

Water

For the three months ended March 31, 2008, revenues from water operations increased by 3.5% to $52.1 million, compared to $50.3 million for the three months ended March 31, 2007. Contributing to this increase were rate increases approved by the CPUC effective January 1, 2008, which added approximately $4.3 million in the first quarter of 2008 to water revenues.  This increase was partially offset by a decrease of 8.1% in water consumption due to wetter weather which caused water revenues to be lower by approximately $2.6 million.  Differences in temperature and rainfall in Registrant’s service areas impact sales of water to customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.

Electric

For the three months ended March 31, 2008, revenues from electric operations decreased slightly by 0.7% to $8.8 million compared to $8.9 million for the three months ended March 31, 2007 due primarily to the increase of $104,000 in the regulatory liability, with a corresponding decrease in revenues, for probable refunds to customers related to the 8.4 MW natural gas-fueled generation plant, previously discussed.  There was also a decrease in other electric revenues which are comprised of new connection and reconnection fees.  These decreases were partially offset by higher electric usage.

Contracted Services

Revenues from contracted services are comprised of construction revenues and management fees for operating and maintaining the water and wastewater systems at military bases. For the three months ended March 31, 2008, revenues from contracted services decreased by $5.0 million, or 38.4%, to $8.1 million compared to $13.1 million for the three months ended March 31, 2007 primarily due to revenues in 2007 related to the wastewater expansion project at Fort Bliss, previously discussed.  This special project, which began in early 2007, generated $10.4 million of construction revenues for the three months ended March 31, 2007.  The project was completed in August 2007. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in the future periods. The year over year revenue decrease resulting from this special project was partially offset by an increase in construction revenues at Andrews Air Force Base pursuant to its 50-year firm-fixed price contract, as well as other construction revenues at the other military bases, during the three months ended March 31, 2008.  There were also additional revenues during 2008 generated from operating and maintaining the water and wastewater systems under the two new contracts in North Carolina and South Carolina, both of which began during the first quarter of 2008.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona to provide for a return on invested and borrowed capital used to fund utility plant, and price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin. If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale (including the cost of natural gas) and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30% of total operating expenses for the three months ended March 31, 2008 and 2007, respectively. The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended March 31, 2008 and 2007 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2008	3/31/2007	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$52,089	$50,327	$1,762	3.5%
WATER SUPPLY COSTS:
Water purchased (1)	$7,953	$8,873	$(920)	-10.4%
Power purchased for pumping (1)	1,680	2,118	(438)	-20.7%
Groundwater production assessment (1)	2,375	2,279	96	4.2%
Water supply cost balancing accounts (1)	(1,162)	(1,526)	364	-23.9%
TOTAL WATER SUPPLY COSTS	$10,846	$11,744	$(898)	-7.6%
WATER MARGIN (2)	$41,243	$38,583	$2,660	6.9%
PERCENT MARGIN - WATER	79.2%	76.7%

ELECTRIC OPERATING REVENUES (1)	$8,803	$8,869	$(66)	-0.7%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$4,239	$4,281	(42)	-1.0%
Electric supply cost balancing accounts (1)	1,055	806	249	30.9%
TOTAL ELECTRIC SUPPLY COSTS	$5,294	$5,087	$207	4.1%
ELECTRIC MARGIN (2)	$3,509	$3,782	$(273)	-7.2%
PERCENT MARGIN - ELECTRIC	39.9%	42.6%

(1)           As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled ($107,000) and ($720,000) for the three months ended March 31, 2008 and 2007, respectively.

(2)           Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts, or other operating expenses.

Two of the principal factors affecting water supply costs and gross margin are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. In addition, GSWC is authorized to establish water and electric supply cost balancing accounts for increases and/or decreases in costs due to changes in rates charged by its suppliers which provide purchased water and purchased power, and by agencies assessing groundwater related pump taxes for water service areas in California. Higher or lower actual costs as compared to costs authorized by the CPUC will either be recovered from or refunded to customers in the future. However, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s own wells can increase/decrease actual supply-related costs relative to the mix approved for recovery through rates, thereby impacting earnings either negatively or positively. GSWC has the opportunity to change the supply-related costs recovered through rates, by application to the CPUC through a general rate case proceeding. GSWC believes that its applications for recovery of supply-related costs accurately reflect the water supply situation as it is known at the time. Without a “full-cost” balancing account authorized by the CPUC, earnings may fluctuate from adverse changes in supply costs related to unforeseen contamination or other loss of water supply.

For the three months ended March 31, 2008, 37.9% of the Company’s water supply mix was purchased as compared to 38.9% purchased for the three months ended March 31, 2007. Because cost for water purchased is generally higher than pumped water from our own wells, this change in mix resulted in the improvement in water’s percent margin by about one percentage point, or $524,000, in 2008 compared to the same period in 2007.  In addition, water gross margin for the three months ended March 31, 2007 included a one-time lease of pumped water rights from the City of Pomona in order to allow GSWC to pump more water.  The price of this lease paid by GSWC totaled $226,000 and was for 1,000 acre-feet of stored water in eastern Los Angeles County.  There were no similar water rights leased by GSWC from others in the first quarter of 2008.

Purchased water costs for the three months ended March 31, 2008 decreased by 10.4% to $8.0 million compared to $8.9 million for the three months ended March 31, 2007.  The decrease was primarily due to lower customer consumption and a favorable change in the supply mix discussed above.  Also as previously discussed, purchased water in the first quarter of 2007 included a $226,000 payment for the one-time lease of pumped water rights.  These decreases were partially offset by higher water rates charged from wholesale suppliers.  In general, the supply cost balancing account as discussed above allows GSWC to track incremental rate changes from suppliers, for future recovery in water rates.  The favorable change in supply mix allowed GSWC to serve a portion of the increased customer demand from groundwater production rather than wholesale purchases, primarily because of the return to service or replacement of wells which had been removed from service as a result of water quality issues and mechanical problems.

For the three months ended March 31, 2008, the decrease of 20.7% in power purchased for pumping was principally due to significantly lower customer demand, partially offset by a favorable change in the supply mix, as discussed above.  Groundwater production assessments were higher by 4.2% due to a favorable change in supply mix and increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2007.  Average pump tax rates increased in Region II and III by approximately 8% and 6%, respectively, between the first quarters of 2008 and 2007.  These increases in groundwater production assessments were partially offset by lower customer demand.  Again, the supply cost balancing account tracks the increases in pump tax rates for future recovery in water rates.

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

An increase of $364,000 in the water supply cost balancing account provision during the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to a net decrease totaling $182,000 of under-collections in 2008 compared to the same period in 2007.  The decrease was caused by recent CPUC decisions that updated the authorized rates for supply costs, therefore, lowering the level of under-collections being recorded.  There was also a $158,000 decrease in interest earned on the supply cost balancing accounts.  Registrant accrues interest on its under-collections in the supply cost balancing accounts at the rate prevailing for 90-day commercial paper.

For the three months ended March 31, 2008, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 1% to $4.2 million compared to $4.3 million for the three months ended March 31, 2007 reflecting an increase in sales of surplus power to the spot market at higher energy prices.   Income from the spot market sales for the three months ended March 31, 2008 decreased the cost of power purchased for resale and increased the electric supply cost balancing account provision, respectively, with no impact to the electric margin.   This decrease was partially offset by higher customer demand during the first quarter of 2008.

Unrealized (Gain) Loss on Purchased Power Contracts

Unrealized (gain) and loss on purchased power contracts represent gains and losses recorded for GSWC’s purchased power agreements with Morgan Stanley Capital Group, Inc. The $2.8 million pretax unrealized gain on purchased power contracts for the three months ended March 31, 2008 is due to an increase in the current forward market prices since December 31, 2007. There was a $2.7 million pretax unrealized gain on purchased power contracts for the three months ended March 31, 2007. Unrealized gains and losses at BVES will continue to impact earnings positively or negatively during the life of the contract, which terminates at the end of 2008.  As of March 31, 2008, there is a cumulative unrealized gain of $1.3 million which will be recognized as a decrease to income by December 31, 2008.

Other Operating Expenses

The primary components of other operating expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended March 31, 2008 and 2007, other operating expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2008	3/31/2007	CHANGE	CHANGE
Water Services	$5,702	$5,451	$251	4.6%
Electric Services	587	390	197	50.5%
Contracted Services	1,707	756	951	125.8%
Total other operating expenses	$7,996	$6,597	$1,399	21.2%

For the three months ended March 31, 2008, other operating expenses for water services increased by 4.6% due primarily to higher chemicals and water treatment costs, including supplies and materials, of approximately $149,000. There was also an increase in labor costs of $262,000 due to higher wages and related benefits, as well as an increase of $141,000 in bad debt expense.   These increases were partially offset by lower outside service costs of $282,000 related to the removal of nitrate and perclorate at various groundwater treatment plants.

There was an increase of $197,000 in other operating expenses for electric services primarily due to higher wages and related benefits of $127,000, as well as an increase of $50,000 in bad debt expense.

Contracted services experienced increases in other operating expenses of $951,000 primarily due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, other operating expenses increased by $858,000 during the first quarter of 2008.  There was also an increase of approximately $93,000 at the other existing military bases during the first quarter of 2008.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended March 31, 2008 and 2007, administrative and general expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2008	3/31/2007	CHANGE	CHANGE
Water Services	$10,844	$10,665	$179	1.7%
Electric Services	1,522	1,440	82	5.7%
Contracted Services	2,461	902	1,559	172.8%
Total administrative and general expenses	$14,827	$13,007	$1,820	14.0%

For the three months ended March 31, 2008, administrative and general expenses increased by $261,000 in water and electric services compared to the three months ended March 31, 2007 due to primarily to an increase in labor costs due to higher wages largely related to Registrant’s annual performance-based salary review program, partially offset by a decrease in outside services relating to lower tax and legal services.

There was an increase of $1.6 million in contracted services administrative and general expenses due primarily to: (i) an increase of approximately $300,000 in outside services for legal and consulting work, including costs incurred in connection with a business acquisition, discussed previously; (ii) an approximate $393,000 increase in labor and employee benefit costs; (iii) an increase of $609,000 due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008; (iv) a charge of $213,000 relating to a business acquisition and related settlement of the preexisting relationship; and (v) an increase of $151,000 in allocation from the corporate headquarters to ASUS and its subsidiaries. A final decision on the general rate case for GSWC’s Region II and the application to cover general office expenses allocated to Regions II and III were approved on November 16, 2007 and imposed an increased allocation of corporate headquarters’ expenses to contracted services.

Depreciation and Amortization

For the three months ended March 31, 2008, depreciation and amortization expense increased by 9.9% to $7.8 million compared to $7.1 million for the three months ended March 31, 2007 reflecting, among other things, the effects of closing approximately $55.2 million of additions to utility plant during 2007, depreciation on which began in January 2008.  There were also changes to the composite depreciation rates recently approved by the CPUC. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

Maintenance

For the three months ended March 31, 2008, maintenance expense increased by 26.9% to $3.8 million compared to $3.0 million for the three months ended March 31, 2007 due principally to an increase in planned maintenance programs, such as fire hydrant maintenance and gate valve maintenance, which are now being addressed at higher levels than in prior years.  GSWC is also experiencing an increase in planned well casing treatments and rehabilitations.  By completing planned maintenance, it is anticipated that unplanned maintenance expenses will be reduced in future periods.  In addition, during the first quarter of 2008, several areas experienced increased maintenance expenses such as repairs to mains, services, hydrants and pumps over the same period of 2007.  There were also some well treatments and reservoir inspections in the first quarter of 2008 that were not conducted in the same period in 2007.  Maintenance expenses in 2008 are expected to continue to be higher than in prior years, but are expected to be within the 2008 budget.  These maintenance increases are included in each general rate case and are generally recovered in rates.  However, amounts included in each general rate case are estimated for future years and variances from those estimates may not be covered in rates.

Property and Other Taxes

For the three months ended March 31, 2008, property and other taxes remained relatively unchanged.  Additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs, were offset by lower franchise fees.

Construction Expenses

For the three months ended March 31, 2008, ASUS’ construction expenses decreased to $3.9 million compared to $9.1 million for the same period in 2007 reflecting primarily the costs incurred in 2007 for the wastewater expansion project at Fort Bliss.   As previously mentioned, ASUS entered into a $20.6 million project in 2007 for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss in El Paso, Texas.   For the three months ended March 31, 2007, this project generated $8.2 million in construction expenses.  The project was completed in August 2007. The decrease in construction expenses because of this project was partially offset by other smaller construction projects that were completed in the first quarter of 2008.

Net Gain on Sale of Property

For the three months ended March 31, 2007, Registrant recorded a net pre-tax gain of $367,000 on the sale of property primarily related to a settlement of $325,000 reached with the Los Angeles Unified School District (“LAUSD”) for GSWC’s sale of a parcel of land to LAUSD for the purpose of constructing a high school.  There was no similar gain in the same period of 2008.  Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the three months ended March 31, 2008, interest expense decreased by 2.1% to $5.4 million compared to $5.5 million for the three months ended March 31, 2007 primarily reflecting lower short-term interest rates. This was partially offset by an increase in short-term borrowings. Average bank loan balances outstanding under an AWR credit facility for the three months ended March 31, 2008 were approximately $42 million, as compared to an average of $35 million during the same period of 2007.

Interest Income

Interest income decreased by $205,000 for the three months ended March 31, 2008 due primarily to less interest earned on short-term cash surplus.  There was also a decrease of $129,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC due to lower interest rates.

Other

For the three months ended March 31, 2008 and 2007, Registrant recorded other income of $114,000 and $69,000, respectively, as a result of its ownership interest in a non-operating equity investment.

Income Tax Expense

For the three months ended March 31, 2008, income tax expense decreased by 15% to $4.3 million compared to $5.0 million for the three months ended March 31, 2007 due primarily to a decrease in pretax income of 20.3%.  The effective tax rate (“ETR”) for the three months ended March 31, 2008 was 44.5% as compared to a 41.8% ETR applicable to the three months ended March 31, 2007.  The increase in the ETR for the three months ended March 31, 2008 is principally due to a net increase in compensatory-related flow-through adjustments.The variance between the ETR and the statutory tax rate primarily results from differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the critical accounting policies.

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that AWR no longer has access to the capital markets at reasonable terms, Registrant has access to a revolving credit facility with aggregate bank commitments of $85 million that is currently utilized to support operations.  Up to $20 million of this facility may be used for letters of credit. As of March 31, 2008, an aggregate of $47.6 million in cash borrowings were included in current liabilities and approximately $11.1 million of letters of credit were outstanding under this facility. AWR also has a Registration Statement on file with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of March 31, 2008, $156.5 million was available for issuance under this Registration Statement which will expire on November 30, 2008.  AWR is planning a common stock offering in 2008.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of the California tests, at March 31, 2008, approximately $121.2 million was available from the retained earnings of GSWC to pay dividends to AWR.  GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $228.6 million was available to pay dividends to AWR as of March 31, 2008. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than .6667 to 1.  Dividends in the amount of $4.3 million were paid to AWR by GSWC during the three months ended March 31, 2007. No dividends were declared and paid to AWR by GSWC during the three months ended March 31, 2008 due to sufficient cash residing at the AWR level.

AWR has paid common dividends for over 75 consecutive years.  On April 29, 2008, AWR declared a regular quarterly dividend of $0.250 per Common Share. The dividend, totaling approximately $4.3 million, will be paid on June 1, 2008 to common shareholders of record at the close of business on May 9, 2008.  During the three months ended March 31, 2008 and 2007, AWR paid quarterly dividends to shareholders, totaling approximately $4.3 million or $0.250 per share and $4.0 million or $0.235 per share, respectively.  AWR presently intends to continue paying quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and potential market interest rate increases. AWR believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

Cash Flows from Operating Activities:

Registrant’s future cash flows from operating activities will be affected by utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water; weather and seasonality.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure at the different military bases, timely redetermination of prices and requests for equitable adjustments of prices and timely collection of payments from the U.S. government.   Cash flows from non-regulated subsidiaries would be adversely impacted if the U.S. government were to exercise its offset rights for the $7.5 million penalty assessed by the U. S. Army for the alleged failure to meet small business subcontractor goals at Fort Bliss.  FBWS has filed a Notice of Appeal of this assessment.

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditures requirements. Registrant will seek access to debt and equity capital markets to meet the balance of capital expenditure requirements. There can be no assurance that Registrant will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in the regulatory environments.

Taking into account the factors noted above, Registrant also obtains cash from non-operating sources such as the proceeds from debt issuances, customer advances for and contributions in aid of construction and equity offerings, discussed below in financing activities.

Net cash provided by operating activities was $11.2 million for the quarter ended March 31, 2008 as compared to $14.2 million for the same period ended March 31, 2007. The overall decrease of $3.0 million was primarily attributable to a $3.8 million increase in ASUS’ costs and estimated earnings in excess of billings on uncompleted contracts included in “other assets”.  This was caused by an increase in construction activities at Andrews Air Force Base that will be billed and collected in future periods.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations as adjusted by changes in working capital in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of construction expenditures at GSWC, increased to $19.5 million for the three months ended March 31, 2008 as compared to $9.6 million for the same period in 2007. This increase was primarily due to higher construction expenditures totaling $7.3 million consistent with Registrant’s capital investment plan for 2008.  Also in 2008, ASUS completed the acquisition of substantially all of the net assets of the subcontractor that provided the wastewater services to ASUS’ subsidiaries at military bases for an aggregate purchase price of $2.3 million related to the net assets.  In 2007, cash used in investing activities also included proceeds received on the sale of property.  There were no proceeds received on the sale of property during 2008.

Cash flows used in investing activities are expected to rise during 2008 as construction expenditures are expected to be approximately $55 million to $60 million during 2008. Registrant intends to invest capital prudently to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where it replaces infrastructure as needed, and major capital investment projects, where it will construct new water treatment and delivery facilities.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include the issuance and repayments of long-term debt and notes payable to banks, primarily through its wholly owned subsidiary, GSWC, the issuance of common shares, proceeds from stock option exercises, and the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances for and contributions in aid of construction (net of refunds).

Net cash provided by financing activities was $7.4 million for the three months ended March 31, 2008 as compared to $1.2 million for the same period in 2007. The increase of $6.2 million in net cash provided by financing activities was primarily caused by an increase of $6.4 million in notes payable to banks to fund operations, and an increase of $144,000 in advances for and contributions in aid of construction, net of refunds made.  These increases were partially offset by an increase of $301,000 in dividends paid to AWR’s shareholders.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.

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

GSWC also has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of March 31, 2008, $50 million remained for issuance under this Registration Statement, which will expire on November 30, 2008.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $15.0 million for the three months ended March 31, 2008 as compared to $13.0 million for the same period in 2007. The increase of $2.0 million is primarily attributable to the timing of cash receipts and disbursements related to working capital items affecting the changes in net cash provided by operating activities.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations as adjusted by changes in working capital in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities increased to $16.0 million for the three months ended March 31, 2008 as compared to $9.2 million for the same period in 2007. This increase was primarily due to higher capital expenditures consistent with GSWC’s 2008 capital improvement plan. In 2007, cash used in investing activities also included proceeds received on the sale of property.  There were no proceeds received on the sale of property during 2008.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2008 as compared to net cash used of $1.5 million for the same period in 2007. The increase in net cash provided by financing activities was primarily caused by a $4.3 million decrease in dividends paid to AWR, and an increase of about $209,000 in advances for and contributions in aid of construction, net of refunds.  This was partially offset by a $2.4 million decrease in the net change in intercompany borrowings.

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

There have been no material changes to AWR’s contractual obligations and other commitments since December 31, 2007. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year-ended December 31, 2007 for a detailed discussion of contractual obligations and other commitments.

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

GSWC is required to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC’s typically include an increase in the first test year with inflation rate adjustments for the second and third years of the GRC cycle. Rates are based on a forecast of expenses and capital costs for the test year. According to the CPUC’s new water rate case plan adopted in May 2007, GSWC will migrate to a rate case schedule that brings all three Regions of GSWC within a single triennial rate case.  Starting with the filing scheduled for July 2008, GSWC’s Regions II and III plus the general office will undergo rate review in a single case (Region I’s most recent rate case having been decided only on

January 31, 2008).  According to the new rate case schedule, all Regions will then be reviewed in a single case for the ensuing three-year cycle.  The new consolidated GRC is expected to have an 18-month processing schedule. In California, rates may also be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two- to four- month regulatory processing lag.

Under the new rate case plan adopted by the CPUC in May 2007, GSWC must file a separate application to review the rate of return authorized by the CPUC.  In prior years, the rate of return was determined as part of the general rate case process along with all other operating costs.  This new procedure to separate the rate of return from the general rate case is the same process that the CPUC utilizes to determine the rate of return for energy companies under CPUC jurisdiction.  GSWC filed its first cost of capital application under the new rate case plan on May 1, 2008.  The application requests the CPUC adopt a new rate of return of 10% on average for calendar years 2009, 2010, and 2011, based on a return on equity of 12.1%.  According to the rate case plan, the CPUC intends to process the cost of capital proceeding in six months, at which time, the rate of return authorized by the CPUC will be implemented into rates on a company-wide basis.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do, however, regulate certain transactions between GSWC and its affiliates.  In addition, ASUS’ subsidiaries are regulated by their respective commissions in the State in which they operate.  However, the amounts charged by the subsidiaries of ASUS for water and wastewater services at military bases are based upon the terms of 50-year contracts with the U.S. government and supplemental fixed price construction contracts. The operations and maintenance contracts provide that prices will be redetermined at the end of two years after commencement of operations at each military base and every three years thereafter. In addition, prices may be equitably adjusted for changes in law, wage and benefit increases and other circumstances.  For the supplemental construction contracts, prices may be changed through the execution of change orders if significant unforeseen issues arise during the construction process.

Recent Changes in Rates

Rate increases in 2008:

In January 2008, the CPUC approved rate increases for the seven ratemaking areas in the Region I customer service area. The authorized rate increases will provide GSWC additional annual revenues of approximately $6.4 million in 2008 based on an authorized return on equity of 10.2%. The new rates  were effective January 1, 2008.  On March 3, 2008, the Department of Ratepayer Advocates (“DRA”) filed an application for rehearing of the Region I GRC decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  GSWC is not able to predict the outcome of this matter.

In January 2008, the CPUC also approved attrition year rate increases for Regions II and Region III customer service areas effective January 1, 2008. The authorized rate increases will provide GSWC additional annual revenues of approximately $3.6 million for Region II representing the second year of a three-year rate case increase approved by the CPUC in 2007. The increase of approximately $3.0 million for Region III is the third year of a three-year rate increase approved in 2006.

The combined rate increases for Regions I, II and III are designed to generate approximately $13.0 million annually, based upon normalized sales levels approved by the CPUC.

Rate increases in 2007:

In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses at the Corporate Headquarters. The rate increases for the Corporate Headquarters’ expenses would also increase Region III rates for 2007.  Due to delays in issuing a decision on these applications, the CPUC had previously approved interim rate increases totaling $1.2 million and $135,000 for Region II and Region III, respectively, that became effective January 1, 2007. On November 16, 2007, the CPUC approved the general rate increases for the Region II service area and additional rate increases in Region II and III to recover general office expenses at the Corporate Headquarters.   Based on the decisions issued by the CPUC on November 16, 2007, the approved revenue increases for 2007 were approximately $6.4 million for Region II and approximately $3.0 million to recover Corporate Headquarters’ expenses allocated to Region III.  The rate increases were retroactive to January 1, 2007.   Accordingly, during the fourth quarter of 2007, GSWC recorded the revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 to the implementation of the authorized rates.  This resulted in the recording of a $7.2 million regulatory asset and corresponding increase in revenues during the fourth quarter of 2007.  A surcharge was implemented in the first quarter of 2008 to recover this amount from customers.

For GSWC’s Region III rate case approved by the CPUC on January 12, 2006, the CPUC also approved the second year increases for Region III in an estimated amount of approximately $2.3 million, effective January 1, 2007. In connection with this GRC, GSWC also filed an Application for Rehearing of the Region III GRC. GSWC was granted limited rehearing of that decision and was ordered to file a report. GSWC filed that report in January 2007. According to GSWC’s calculations, the adopted revenues in 2006 should have been increased by approximately $326,000, and the rates in 2007 should have been approximately $285,000 higher than adopted. The DRA submitted a response to GSWC’s report in March 2007.  The CPUC Water Division has reviewed GSWC’s and DRA’s reports and referred them to the assigned Administrative Law Judge for a final resolution.  In March 2008, the judge issued a ruling requesting comments from both parties.  Those comments and reply comments have been filed.

Pending Rate Changes

CCWC filed a rate case with the ACC in August 2004 for its water system in Fountain Hills, Arizona. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and generated additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues. During this GRC, CCWC sought to have its rates determined using a fair value rate base. The ACC elected not to use fair value in setting the rates. CCWC appealed ACC’s use of only original cost less depreciation rate base to determine the revenue requirement. Because CCWC’s fair value rate base was higher, the use of original cost exclusively to determine the revenue requirement deprived CCWC of a substantial amount of operating income. Following the approval of this rate case, CCWC filed an appeal with the Arizona Court of Appeals. On February 13, 2007, the Arizona Court of Appeals upheld CCWC’s challenge to the ACC’s failure to use fair value rate base in the determination of operating income. The process the ACC utilized resulted in a lower revenue requirement and was found to be in violation of the Arizona Constitution. However, the Court also held that the ACC’s determination of the return on equity, while not well-explained, was made based on the evidence, was a matter within the agency’s substantial discretion and was lawful.  The ACC decided to not seek review, and the matter was returned to the ACC on remand for modification of the original ACC decision consistent with the decision of the Court of Appeals. Testimony was filed by ACC staff and the Residential Utility Consumer Office.  The ACC conducted evidentiary hearings on the remanded case in January 2008.  CCWC is not able to predict the outcome of the case.

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

Applications to be Filed with the CPUC

According to the CPUC’s new water rate case plan adopted in May 2007 discussed above, GSWC will file its general rate case for Region II and III plus the general office in July of 2008.

GSWC’s BVES division is also in the process of preparing its general rate case with the CPUC’s electric division.  The filing is expected to be made in May of 2008 and will be the first full general rate case for BVES since 1996.  Costs incurred in connection with the construction of the generating facility are also expected to be reviewed by the CPUC as part of the 2008 general rate case.

Other Regulatory Matters

Water Policy Application

In September 2006, GSWC filed an application with the CPUC for authority to implement certain rate setting mechanisms, including the following:

•                                          Establishment of a Water Quality Memorandum Account or Water Quality Compliance Offset Account to, among other things, permit full recovery of costs relating to achieving improvements in water quality and complying with evolving water quality standards.

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

•                                          Elimination of disincentives to conserve water and eliminate fluctuations in revenues due to weather by, the establishment of a Water Revenue Adjustment Mechanism (“WRAM”) to decouple sales from revenues.

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

•                                          Measures to provide appropriate incentives and procedures to carry out the CPUC’s objective of consolidation of non-viable water companies.

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

Westborough Development, Sacramento County

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

In June 2007, GSWC signed an agreement with the City of Folsom and the City agreed not to contest GSWC’s providing water service to Westborough and relinquished all claims concerning GSWC’s providing water service to the area. As compensation to the City of Folsom to resolve its claim, GSWC has agreed to pay the City of Folsom $550,000. Aerojet will reimburse GSWC for 50%, or $275,000, of the settlement payment. As of March 31, 2008, GSWC has recorded an obligation of $550,000 to the City of Folsom and an additional receivable of $275,000 from Aerojet for the amount to be reimbursed.  During the third quarter of 2007, GSWC filed a second advice letter after resolving the issue with the City. That advice letter was subsequently protested by the Sacramento County Water Agency (“SCWA”). GSWC filed a response to the SCWA protest. In November 2007, the Water Division of the CPUC rejected the advice letter without prejudice and GSWC is currently in discussions with SCWA and Aerojet to resolve the objections raised by SCWA in their protest.

The recovery from Aerojet of the $17.5 million in legal and expert costs and accrued interest from January 1, 2004 in the Aerojet litigation, previously discussed, is contingent upon the issuance of land use approvals for development of Aerojet property which includes the Westborough development and the receipt of certain fees in connection with that development.

Supply Cost Memorandum/Balancing Accounts

As permitted by the CPUC, Registrant maintains water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  The supply cost balancing accounts track differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occur when the current cost exceeds the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occur when the current cost of these items is less than the amount in rates.  As of March 31, 2008, there is approximately $9.7 million net under-collections in the water supply cost balancing accounts.  Of this amount, approximately $7.3 million relates to GSWC’s Region III customer service area.  GSWC filed an advice letter in March 2008 to implement a surcharge to begin recovery of  this under-collection.  The amortization of this surcharge will be at least over 24 months.   The advice letter is currently under review by the CPUC.  The remaining $2.4 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I net under-collection of $2.1 million and Region II’s net under-collection of $243,000.  Currently, there is a surcharge in place in Region I expiring in January 2009 to recover this under-collection, and a surcredit at Region II to refund a previous over-collection expiring in August 2008.

Santa Maria Groundwater Adjudication and Memorandum Accounts:

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

On February 11, 2008, the court issued its final judgment, which approves and incorporates the stipulation.  The judgment awards GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment grants GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retains jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary. On March 20, 2008, the non-stipulating parties filed notices of appeal.  Registrant is unable to predict the outcome of the appeal.

GSWC has incurred costs of approximately $6.8 million as of March 31, 2008, including legal and expert witness fees, in defending its groundwater supply in the Basin. Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the CPUC’s DRA authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs. GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge has been implemented in the third quarter of 2007 for recovery of these costs.

All litigation costs, including interest, that have been incurred since December 31, 2005, totaling approximately $1.5 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  In April 2008, the Administrative Law Judge closed the proceeding without ruling on the stipulation or authorizing recovery of the remaining costs.  The ruling directed GSWC to file a new application.  GSWC intends to file a new application.  Management believes that these additional costs will be approved and the recovery of these costs through rates is probable.

CPUC Subpoena

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects. The CPUC’s investigation focuses on whether these charges were approved in customer rates and whether they were just and reasonable. In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to a third data request submitted by the CPUC. Management cannot predict the outcome of the investigation or audit at this time.

Bear Valley Electric Service

On April 16, 2007, GSWC’s BVES division filed a compliance report with the CPUC regarding its purchases of energy from renewable energy resources. The filing indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC has formally contested the potential penalty reflected in the compliance report. The CPUC has been considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES.   On April 25, 2008, the assigned Administrative Law Judge issued a Proposed Decision (“PD”) on the renewable responsibilities of small utilities (including BVES). The PD, if adopted, would clarify that certain renewable obligations of the small utilities may be deferred. If adopted by the CPUC as written, BVES will need to continue its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, then BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules.  The PD would also allow BVES to alter previously filed compliance reports to reflect the changes adopted in this decision.  At this time, management does not believe it is probable that GSWC will ultimately be assessed any penalty (which could be as high as $931,000 based on the latest filing as of December 31, 2007), and accordingly, no provision for loss has been recorded in the financial statements.

There have been no other material changes to AWR’s other regulatory matters since December 31, 2007. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s
Form 10-K for the year-ended December 31, 2007 for a detailed discussion of other regulatory matters.

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

Drinking Water Standard:

During the first quarter of 2008, one of GSWC’s water systems located in Northern California violated a drinking water standard.  GSWC routinely monitors for the presence of drinking water contaminants including total trihalomethanes (“TTHM”).  The TTHM samples taken in the first quarter of 2008 indicated that this water system exceeded the maximum contaminant level (“MCL”) for TTHM.   During the first quarter, GSWC implemented various operational changes and conducted increased monitoring over the quarter in an attempt to identify and control the factors leading to the formation of TTHM in the distribution system.  The results of these studies indicate that source water quality is the predominate factor in this situation. Water imported from the Sacramento-San Joaquin Delta experienced salt water intrusion and had high levels of organic compounds from agricultural drainage during the first quarter. These compounds form TTHM during the treatment process.  GSWC has no control over the quality of the source water that is purchased from the Contra Costa Canal.  To remedy the situation, GSWC is changing its treatment process. Switching to chloramination as an alternative disinfectant appears to be the best overall option.  Chloramination is an accepted and widely used method to mitigate TTHM. The Department of Public Health permit amendment process has been initiated and the change to chloramines requires a public notice which was distributed on May 1, 2008.  The change to chloramines is expected to increase water treatment costs in the future.

Environmental Clean-Up and Remediation:

During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”)  located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  The contamination is shallow and likely the result of past corrosion control practices and is not due to a leaking pipe of the tank.  An initial investigation and characterization will be completed during the second quarter of 2008 to determine the extent of contamination before any soil extraction is initiated.  At this time, GSWC is unable to reasonably estimate the cost of clean-up.  Historically, this type of clean-up cost has been included in rates as approved by the CPUC.

Additional information on these requirements and other significant environmental matters is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Registrant’s 2007 Annual Report on
Form 10-K for the year ended December 31, 2007. There have been no other material changes in any of the environmental matters discussed in the Form 10-K since December 31, 2007.

Water Supply

State Water Project

GSWC manages a portfolio of water supplies, including groundwater production, use of treated surface water and arrangements with water wholesalers to insure the reliability, quality and affordability of water.  For example, GSWC has contracts with various governmental entities, principally Metropolitan Water District’s member agencies (“MWD”), and other parties to purchase water for distribution to customers.  The MWD is a public agency organized and managed to provide a supplemental, imported supply of water to its member public agencies.  GSWC has 46 connections to MWD’s water distribution facilities and those of member agencies.  The Company purchases MWD water through six separate member agencies aggregating more than 75,000 acre-feet annually. MWD’s principal sources of water are the Colorado River and the State Water Project (“SWP”) which conveys water from northern California.

Water supplies available to MWD through the SWP have historically varied from year to year based on weather, although MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its constituents.  However, a key link in the SWP is the Sacramento/San Joaquin River Delta adjacent to the San Francisco Bay (“Delta”).  The fresh water pathway through the Delta is supported by earthen levees, and the reliability of those levees has been called into question based on post hurricane Katrina assessments by various federal, state and local agencies.  A significant failure of the Delta levee system would substantially interfere with water exports, thus potentially disrupting the water supply available to GSWC from northern California via MWD.  In light of these risks, the state Department of Water Resources and the Governor have convened a series of interdisciplinary task forces to develop proposals to preserve the environmental viability of the Delta and safeguard the water supply.  GSWC continues to participate in and monitor developments related to the Delta and efforts to craft a workable solution to the risks presented by reliance on the Delta for water supply conveyance to southern California.

The SWP faces particular challenges to the operation of its pumping plant located at the southern end of the Delta which naturally drains to the Pacific Ocean through the San Francisco Bay. Because of its diversion of water for export to central, coastal and southern California through the pumping plant, the SWP is subject to a variety of operating limitations and permitting processes designed, collectively, to balance the need for water exports with the need to restore and protect the Delta environment.  In late 2007, a Federal judge issued a decision in the case Natural Resources Defense Council v. Kempthorne, Case No. 05-CV-1207 (U.S. Dist. Ct., E.D.) finding, among other things, that the Biological Opinion (“BiOp”) issued by the U.S. Fish and Wildlife Service was legally insufficient and failed to consider recent declines in delta smelt abundance.  A new BiOp, responsive to recent scientific findings and to the judge’s order, is expected to be completed by September 2008.  The judge also imposed interim restrictions on pumping until the new BiOp is completed, including significant reductions in deliveries to contractual customers of the SWP, including MWD, of up to 37% of baseline deliveries.  Actual curtailments will depend on weather conditions, fish and flow patterns in the Delta.  MWD recently estimated that its deliveries from the SWP in light of the court order were 30% below the level that would have been expected based on hydrological and operating conditions.

Weather

Water supply and revenues are significantly affected, both in the short-run and long-run, by changes in weather conditions. California is having a good water year from October 2007 until now.  The California Department of Water Resources in their April 1st 2008 bulletin report (“the Report”) states that California precipitation for the water year so far has been 90% of normal, snow water content is 100% of normal, reservoirs are at 85% of average, and the spring runoff from April to July is expected to be 80% of normal.  The Report also states that the Colorado River Basin has had 90% of normal precipitation as compared to 10% at this time of last year; Lake Powell, Mead, Mohave, and Havasu has had 25.9 million acre-feet of water, or 65% of average; snowpack above Lake Powell is at 125% of normal; and that the April-July runoff is forecasted to be 130% of normal.

According to a report issued by the Arizona State Drought Monitoring Technical Committee, Phoenix has had 4.24” of precipitation so far for this water year, almost a half inch more than normal.  The Salt River Reservoir and Verde River Reservoir (the two reservoirs near CCWC) are at 149% and 146%, respectively, of normal for this time of year.

While the precipitation and snow pack level appear to be better than at this time last year, March 2008 precipitation was only 20% of average in California.  According to the U.S. Drought Monitor’s April 15, 2008 forecast, abnormally dry conditions affected areas of northern California where winter and early spring rainfall has been below average, less than 70% of average for the three months ended March 31, 2008.  The National Weather Service also predicts moderate drought conditions for the next three months in southern Nevada, southern California, and southwest Arizona.

Additional information on water supply issues are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements

Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. Differences in financial reporting between periods could occur unless and until the CPUC and the ACC approve such changes for conformity through regulatory proceedings. See Note 1 of Unaudited Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risk primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. There have been no material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2007. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings described in our 2007 Annual Report on
Form 10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2007, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the first quarter of 2008.  The following table provides information about repurchases of common shares by AWR during the first quarter of 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
January 1 - 31, 2008	7,234		$36.03	—	NA
February 1 - 29, 2008	2,003		$33.03	—	NA
March 1 - 31, 2008	5,123		$33.76	—	NA
Total	14,360	(2)	$34.80	—	NA	(3)

(1)          None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          Of this amount, 14,000 common shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the common shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

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

Item 5. Other Information

(a)          On April 29, 2008, the Board of Directors of AWR declared a regular quarterly dividend of $0.250 per common share. The dividend will be paid June 1, 2008 to shareholders of record as of the close of business on May 9, 2008.

(b)         There have been no material changes during the first quarter of 2008 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

Dated: May 9, 2008