Form 10-Q
period 2008-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2008-11-07
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 5, 2008, the number of Common Shares outstanding, of American States Water Company was 17,288,918 shares. As of November 5, 2008, all of the 134 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

Golden State Water Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form, in part, with the reduced disclosure format for Golden State Water Company.

AMERICAN STATES WATER COMPANY

and

GOLDEN STATE WATER COMPANY

FORM 10-Q - INDEX

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

Forward-Looking Information

Certain matters discussed in this report (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Registrant “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe Registrant’s future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning the ability to raise capital, capital expenditures, earnings, litigation, rates, water sales, water quality and other regulatory matters, adequacy of water supplies, the ability of GSWC and CCWC to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors such as changes in utility regulation, including ongoing local, state and federal activities; recovery of regulatory assets not yet included in rates; future economic conditions which affect a variety of matters, including customer demand, water and energy supply costs and pension and post-retirement benefit costs; future weather and climatic conditions; the effects of conservation; delays in customer payments, processing of requests for equitable adjustments or price redeterminations on government contracts; potential assessments for failure to comply with the terms of contracts with the U.S. government; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	September 30, 2008	December 31, 2007
Utility Plant, at cost
Water	$1,043,539	$982,708
Electric	65,566	65,078
	1,109,105	1,047,786
Less - Accumulated depreciation	(340,591)	(316,038)
	768,514	731,748
Construction work in progress	46,945	44,631
Net utility plant	815,459	776,379

Other Property and Investments
Goodwill	12,393	11,354
Other property and investments	10,720	10,245
Total other property and investments	23,113	21,599

Current Assets
Cash and cash equivalents	1,241	1,698
Accounts receivable-customers (less allowance for doubtful accounts of $627 in 2008 and $539 in 2007)	19,345	16,095
Unbilled revenue	19,777	16,035
Receivable from the U.S. government (less allowance for doubtful accounts of $303 in 2008 and $496 in 2007)	7,964	7,556
Other accounts receivable (less allowance for doubtful accounts of $298 in 2008 and $629 in 2007)	2,943	4,154
Income taxes receivable	2,528	60
Materials and supplies, at average cost	1,817	1,576
Regulatory assets – current	11,023	5,187
Prepayments and other current assets	1,943	2,765
Costs and estimated earnings in excess of billings on uncompleted contracts	5,599	3,842
Deferred income taxes – current	2,212	4,047
Total current assets	76,392	63,015

Regulatory and Other Assets
Regulatory assets	77,385	82,539
Other accounts receivable	10,085	9,723
Costs and estimated earnings in excess of billings on uncompleted contracts	7,037	2,284
Deferred income taxes	209	28
Other	10,503	8,331
Total regulatory and other assets	105,219	102,905

Total Assets	$1,020,183	$963,898

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	September 30, 2008	December 31, 2007
Capitalization
Common shares, no par value, no stated value	$184,520	$181,796
Earnings reinvested in the business	126,481	120,333
Total common shareholders’ equity	311,001	302,129
Long-term debt	266,945	267,226
Total capitalization	577,946	569,355

Current Liabilities
Notes payable to banks	65,500	37,200
Long-term debt – current	618	609
Accounts payable	37,618	29,091
Income taxes payable	—	398
Accrued employee expenses	6,131	6,228
Accrued interest	5,230	2,467
Unrealized loss on purchased power contracts	788	1,554
Regulatory liabilities – current	—	173
Billings in excess of costs and estimated earnings on uncompleted contracts	5,280	2,641
Deferred income taxes – current	35	—
Other	13,771	13,890
Total current liabilities	134,971	94,251

Other Credits
Advances for construction	85,082	84,479
Contributions in aid of construction – net	100,865	98,657
Deferred income taxes	84,848	82,480
Unamortized investment tax credits	2,268	2,336
Accrued pension and other postretirement benefits	20,774	20,851
Regulatory liabilities	458	557
Billings in excess of costs and estimated earnings on uncompleted contracts	4,189	2,037
Other	8,782	8,895
Total other credits	307,266	300,292

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$1,020,183	$963,898

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2008	2007
Operating Revenues
Water	$69,365	$65,445
Electric	6,743	6,289
Contracted services	9,153	4,108
Total operating revenues	85,261	75,842

Operating Expenses
Water purchased	15,087	14,740
Power purchased for pumping	3,484	3,517
Groundwater production assessment	2,791	2,666
Power purchased for resale	3,345	3,176
Unrealized loss on purchased power contracts	3,741	896
Supply cost balancing accounts	(490)	(1,541)
Other operating expenses	7,366	7,004
Administrative and general expenses	16,307	11,789
Depreciation and amortization	7,882	7,439
Maintenance	4,027	3,897
Property and other taxes	3,461	2,820
ASUS construction expenses	5,117	1,903
Net loss on sale of property	—	11
Total operating expenses	72,118	58,317

Operating Income	13,143	17,525

Other Income and Expenses
Interest expense	(5,428)	(5,347)
Interest income	293	590
Other	(30)	102
Total other income and expenses	(5,165)	(4,655)

Income from operations before income tax expense	7,978	12,870

Income tax expense	3,426	5,241

Net Income	$4,552	$7,629

Weighted Average Number of Shares Outstanding	17,268	17,197
Basic Earnings Per Common Share	$0.26	$0.44

Weighted Average Number of Diluted Shares	17,404	17,239
Fully Diluted Earnings Per Share	$0.26	$0.44

Dividends Declared Per Common Share	$0.250	$0.235

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007
Operating Revenues
Water	$186,824	$176,598
Electric	21,754	21,413
Contracted services	25,938	29,347
Total operating revenues	234,516	227,358

Operating Expenses
Water purchased	36,119	35,690
Power purchased for pumping	7,819	8,308
Groundwater production assessment	8,056	7,494
Power purchased for resale	10,179	10,372
Unrealized gain on purchased power contracts	(766)	(1,578)
Supply cost balancing accounts	(1,269)	(3,451)
Other operating expenses	22,415	20,160
Administrative and general expenses	46,077	38,460
Depreciation and amortization	23,485	21,616
Maintenance	12,569	11,223
Property and other taxes	9,220	8,593
ASUS construction expenses	13,426	19,232
Net gain on sale of property	—	(594)
Total operating expenses	187,330	175,525

Operating Income	47,186	51,833

Other Income and Expenses
Interest expense	(16,100)	(16,413)
Interest income	1,429	1,742
Other	91	234
Total other income and expenses	(14,580)	(14,437)

Income from operations before income tax expense	32,606	37,396

Income tax expense	13,467	15,461

Net Income	$19,139	$21,935

Weighted Average Number of Shares Outstanding	17,252	17,091
Basic Earnings Per Common Share	$1.10	$1.26

Weighted Average Number of Diluted Shares	17,378	17,132
Fully Diluted Earnings Per Share	$1.10	$1.26

Dividends Declared Per Common Share	$0.750	$0.705

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$19,139	$21,935
Adjustments for non-cash items:
Depreciation and amortization	23,485	21,616
Provision for doubtful accounts	661	562
Deferred income taxes and investment tax credits	4,276	2,090
Unrealized gain on purchased power contracts	(766)	(1,578)
Stock-based compensation expense	1,097	674
Net gain on sale of property	—	(594)
Other – net	401	303
Changes in assets and liabilities:
Accounts receivable – customers	(3,902)	(5,036)
Unbilled revenue	(3,742)	(3,003)
Other accounts receivable	855	428
Receivable from the U.S. government	(423)	173
Materials and supplies	(241)	(227)
Prepayments and other current assets	822	1,016
Regulatory assets — supply cost balancing accounts	(1,269)	(3,451)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,510)	(1,343)
Other assets	(1,719)	(1,572)
Accounts payable	6,168	1,295
Income taxes receivable/payable	(2,866)	1,342
Billings in excess of costs and estimated earnings on uncompleted contracts	4,791	383
Accrued pension and other postretirement benefits	(77)	815
Other liabilities	3,162	6,395
Net cash provided	43,342	42,223
Cash Flows From Investing Activities:
Construction expenditures	(58,987)	(32,832)
Business acquisition	(2,298)	—
Proceeds from sale of property	—	612
Net cash used	(61,285)	(32,220)
Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares	708	690
Proceeds from stock option exercises	666	3,097
Receipt of advances for and contributions in aid of construction	4,339	5,655
Refunds on advances for construction	(3,339)	(4,326)
Repayments of long-term debt	(272)	(273)
Net change in notes payable to banks	28,300	(3,000)
Dividends paid	(12,934)	(12,040)
Other	18	605
Net cash provided (used)	17,486	(9,592)
Net (decrease) increase in cash and cash equivalents	(457)	411
Cash and cash equivalents, beginning of period	1,698	3,223
Cash and cash equivalents, end of period	$1,241	$3,634

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS
(Unaudited)

(in thousands)	September 30, 2008	December 31, 2007
Utility Plant, at cost

Water	$979,292	$922,459
Electric	65,566	65,078
	1,044,858	987,537
Less - Accumulated depreciation	(321,505)	(298,856)
	723,353	688,681
Construction work in progress	45,299	43,552
Net utility plant	768,652	732,233

Other Property and Investments	7,739	7,838

Current Assets
Cash and cash equivalents	532	1,389
Accounts receivable-customers (less allowance for doubtful accounts of $603 in 2008 and $519 in 2007)	18,929	15,741
Unbilled revenue	19,403	15,701
Inter-company receivable	148	563
Other accounts receivable (less allowance for doubtful accounts of $275 in 2008 and $442 in 2007)	2,044	3,195
Materials and supplies, at average cost	1,714	1,562
Regulatory assets – current	10,952	5,116
Prepayments and other current assets	1,746	2,595
Deferred income taxes - current	2,111	3,845
Total current assets	57,579	49,707

Regulatory and Other Assets
Regulatory assets	77,385	82,539
Other accounts receivable	10,085	9,723
Other	9,588	7,933
Total regulatory and other assets	97,058	100,195

Total Assets	$931,028	$889,973

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	September 30, 2008	December 31, 2007
Capitalization
Common shares, no par value, no stated value	$194,381	$163,180
Earnings reinvested in the business	127,277	115,261
Total common shareholder’s equity	321,658	278,441
Long-term debt	260,660	260,941
Total capitalization	582,318	539,382

Current Liabilities
Long-term debt - current	318	309
Accounts payable	31,011	24,402
Inter-company payable	11,145	23,764
Income taxes payable to Parent	790	2,469
Accrued employee expenses	5,420	5,677
Accrued interest	5,065	2,424
Unrealized loss on purchased power contracts	788	1,554
Regulatory liabilities - current	—	173
Deferred income taxes - current	70	—
Other	13,353	13,459
Total current liabilities	67,960	74,231

Other Credits
Advances for construction	80,303	78,917
Contributions in aid of construction - net	88,462	87,323
Deferred income taxes	80,962	78,805
Unamortized investment tax credits	2,268	2,336
Accrued pension and other postretirement benefits	20,774	20,851
Other	7,981	8,128
Total other credits	280,750	276,360

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$931,028	$889,973

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Three Months Ended September 30,
(in thousands)	2008	2007
Operating Revenues
Water	$67,316	$63,180
Electric	6,743	6,289
Total operating revenues	74,059	69,469

Operating Expenses
Water purchased	14,889	14,472
Power purchased for pumping	3,293	3,319
Groundwater production assessment	2,791	2,666
Power purchased for resale	3,345	3,176
Unrealized loss on purchased power contracts	3,741	896
Supply cost balancing accounts	(490)	(1,541)
Other operating expenses	6,055	5,943
Administrative and general expenses	13,054	9,997
Depreciation and amortization	7,252	6,925
Maintenance	3,289	3,706
Property and other taxes	2,791	2,738
Net loss on sale of property	—	11
Total operating expenses	60,010	52,308

Operating Income	14,049	17,161

Other Income and Expenses
Interest expense	(5,018)	(4,995)
Interest income	284	570
Other	(22)	77
	(4,756)	(4,348)

Income from operations before income tax expense	9,293	12,813

Income tax expense	3,945	5,205

Net Income	$5,348	$7,608

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2008	2007
Operating Revenues
Water	$181,235	$170,762
Electric	21,754	21,413
Total operating revenues	202,989	192,175

Operating Expenses
Water purchased	35,572	35,058
Power purchased for pumping	7,365	7,841
Groundwater production assessment	8,056	7,494
Power purchased for resale	10,179	10,372
Unrealized gain on purchased power contracts	(766)	(1,578)
Supply cost balancing accounts	(1,269)	(3,451)
Other operating expenses	17,799	17,274
Administrative and general expenses	36,655	33,168
Depreciation and amortization	21,746	20,214
Maintenance	10,408	10,513
Property and other taxes	8,200	8,300
Net gain on sale of property	—	(594)
Total operating expenses	153,945	144,611

Operating Income	49,044	47,564

Other Income and Expenses
Interest expense	(15,035)	(15,196)
Interest income	1,370	1,631
Other	69	176
	(13,596)	(13,389)

Income from operations before income tax expense	35,448	34,175

Income tax expense	14,576	14,195

Net Income	$20,872	$19,980

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$20,872	$19,980
Adjustments for non-cash items:
Depreciation and amortization	21,746	20,214
Provision for doubtful accounts	628	383
Deferred income taxes and investment tax credits	4,180	2,214
Unrealized gain on purchased power contracts	(766)	(1,578)
Stock-based compensation expense	940	609
Net gain on sale of property	—	(594)
Other — net	377	276
Changes in assets and liabilities:
Accounts receivable - customers	(3,810)	(4,837)
Unbilled revenue	(3,702)	(2,874)
Other accounts receivable	783	167
Materials and supplies	(152)	(227)
Prepayments and other current assets	849	1,029
Regulatory assets - supply cost balancing accounts	(1,269)	(3,451)
Other assets	(1,524)	(1,643)
Accounts payable	4,236	2,442
Inter-company receivable/payable	338	(1,012)
Income taxes payable from Parent	(1,679)	262
Accrued pension and other postretirement benefits	(77)	815
Other liabilities	3,032	6,297
Net cash provided	45,002	38,472

Cash Flows From Investing Activities:
Construction expenditures	(55,455)	(31,501)
Proceeds from sale of property	—	612
Net cash used	(55,455)	(30,889)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	30,000	—
Receipt of advances for and contributions in aid of construction	4,197	5,303
Refunds on advances for construction	(3,047)	(4,126)
Repayments of long-term debt	(272)	(273)
Net change in inter-company borrowings	(12,510)	4,400
Dividends paid	(8,800)	(12,900)
Other	28	549
Net cash provided (used)	9,596	(7,047)

Net (decrease) increase in cash and cash equivalents	(857)	536
Cash and cash equivalents, beginning of period	1,389	1,735
Cash and cash equivalents, end of period	$532	$2,271

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

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances.  In September and October of 2007, ASUS was awarded contracts to operate and maintain the water and wastewater systems at Fort Jackson, South Carolina and at Fort Bragg/Pope AFB, North Carolina, respectively. These contracts  have substantially similar terms as the agreements previously executed by ASUS with the U.S. government.  PSUS commenced operations at Fort Jackson on January 2, 2008 and ONUS commenced operations at Fort Bragg on March 1, 2008, both following the expiration of transition periods.

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

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves.   On August 25, 2008, AWR amended its $85 million syndicated credit facility, to increase the aggregate bank commitments by $30 million to $115 million. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.   GSWC also has the right to obtain letters of credit under this facility. Amounts owed to AWR by GSWC for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of September 30, 2008 and December 31, 2007. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors agreed upon by the CPUC.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $718,000 and $716,000 for the three months ended September 30, 2008 and 2007, respectively, and $2,052,000 and $2,069,000 for the nine months ended September 30, 2008 and 2007, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

New Accounting Pronouncements:   In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.   In February 2008, the FASB delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.  These nonfinancial items include assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis, such as Registrant’s reporting units measured at fair value in a goodwill impairment test and asset retirement obligations.  As it applies to its financial instruments, Registrant implemented the new standard effective January 1, 2008.  The partial adoption of SFAS No. 157 for financial assets and liabilities did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.   However, it does require additional disclosures.  See Note 4 for information and related disclosures regarding the fair value measurements on Registrant’s derivatives.  The carrying value of other financial assets and liabilities, including cash, accounts receivable, accounts payable and short-term debt, approximate fair value due to their short maturities or variable-rate nature of the respective borrowings.  Long-term debt is not carried at fair value, but SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires fair value disclosure on an annual basis.  Registrant’s pension and postretirement plan assets are comprised of actively traded debt and equity securities, and therefore the market related value is equal to the fair value of plan assets which  is used to compute the funded status recognized in Registrant’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between “carrying value” and “fair value” at the election date is recorded as a transition adjustment to beginning retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar type assets and liabilities. SFAS No. 159 was effective for Registrant’s fiscal year beginning January 1, 2008.  Registrant has not elected to apply the fair value option to any of its financial assets and liabilities. Therefore, the adoption of SFAS No. 159 did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment”. Effective January 1, 2008, Registrant adopted the guidance of  SAB No. 110, which requires Registrant to develop expected option terms by reviewing detailed external information about employee exercise behavior.  The simplified method is no longer permitted if such information is available.  As a result of the new guidance, Registrant’s expected term used for options granted in 2008 was 5 years as compared to 6 years which was derived under the simplified method used for grants in prior years.

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

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Registrant is evaluating the potential impact of SFAS No. 160; however, this standard is not expected to have any material impact on Registrant’s future consolidated financial statements and disclosures.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411(The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles). The FASB does not expect SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice.  Registrant does not expect any impact as a result of adopting SFAS No. 162.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At September 30, 2008, Registrant had approximately $13.4 million of regulatory assets not accruing carrying costs. Of this amount, $4.9 million relates to deferred income taxes representing accelerated tax benefits flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, and a $5.9 million “non-yielding” regulatory asset related to general rate case memorandum accounts to be recovered over 12 - 24 months.  The remainder relates to other expenses that do not provide for recovery of carrying costs that Registrant expects to recover in rates over a short period.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(In thousands)	September 30, 2008	December 31, 2007
GSWC
Electric supply cost balancing account	$16,193	$18,318
Water supply cost balancing accounts	12,035	8,525
Costs deferred for future recovery on Aerojet case	20,822	21,244
Pensions and other postretirement obligations	10,542	11,443
Flow-through taxes, net	4,933	5,220
Electric transmission line abandonment costs	3,041	3,157
Asset retirement obligations	3,809	3,547
Low income rate assistance balancing accounts	4,948	4,147
General rate case memorandum accounts	5,933	7,162
Santa Maria adjudication memorandum accounts	4,039	4,005
Refund of water right lease revenues	(2,521)	(2,945)
Other regulatory assets, net	4,563	3,659
Total GSWC	$88,337	$87,482
CCWC
Asset retirement obligations	$54	$52
Other regulatory liabilities, net	(441)	(538)
Total AWR	$87,950	$86,996

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2007 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2007.

Supply Cost Balancing Accounts:

Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $16.2 million at September 30, 2008.  Of this amount, approximately $3.7 million relates to the under-collection remaining as of September 30, 2008 that was incurred during the energy crisis in late 2000 and 2001, discussed below.  The remaining $12.5 million in the electric supply cost balancing account relates to $3.3 million from the tariff charged to GSWC by Southern California Edison (“Edison”) for the abandonment of a transmission line upgrade discussed below, and $9.2 million for changes in purchased energy and power system delivery costs including interest, also discussed below.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 31,939,690 and 31,294,179 kilowatt hours of electricity to its BVES customers for the three months ended September 30, 2008 and 2007, respectively, and sold 105,354,442 and 104,702,201 kilowatt hours of electricity to its customers for the nine months ended September 30, 2008 and 2007, respectively. As a result of the surcharge, the supply cost balancing account was reduced by approximately $720,000 and $684,000 for the three months September 30, 2008 and 2007, respectively, and $2,361,000 and $2,265,000 for the nine months ended September 30, 2008 and 2007, respectively.

Approximately $19.4 million of the $23.1 million under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge, based on projected electricity sales, to be sufficient for it to recover by August 2011 the amount of the under-collected balance incurred during the energy crisis. However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek regulatory approval of any amounts not recovered through this surcharge.

Changes in purchased energy and power system delivery costs also impact the electric supply cost balancing account. The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of a 2001 settlement which was subsequently approved in a CPUC decision. The BVES division of GSWC is allowed to include its actual recorded purchased energy costs up to a weighted annual average  cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account. To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008.  During the nine months ended September 30, 2007, the amount expensed was $29,000.

Charges to GSWC by Edison associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is $38,137 per month.  The incremental costs not included in rates have been included in the balancing account at September 30, 2008 for subsequent recovery from customers, subject to CPUC approval.

The power system delivery costs are not subject to the $77 per MWh price cap referenced above.  Other components, such as interest accrued on the cumulative under-collected balance and power lost during transmission, also affect the balance of the electric supply cost balancing account.

In summary, for the three months ended September 30, 2008 and 2007, the under-collection decreased by approximately $378,000 and $345,000, respectively, and $2,125,000 and $1,534,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

For the three months ended September 30, 2008 and 2007, approximately $1.8 million and $1.7 million of under-collections (including interest), respectively, were recorded in the water supply cost balancing accounts.  For the nine months ended September 30, 2008 and 2007, approximately $3.9 million and $4.3 million of under-collections (including interest), respectively, were recorded in the water supply cost balancing accounts. Amortization of surcharges that are in rates to recover under-collections from customers and surcredits that are in rates to refund over-collections to customers also increased or decreased the water supply cost balancing accounts, as applicable.  During the three and nine months ended September 30, 2008, approximately $860,000 and $613,000, respectively, of net under-collection amortization  decreased the water supply cost balancing accounts.   During the three and nine months ended September 30, 2007, approximately $195,000 and $765,000, respectively, of net over-collection amortization increased the water supply cost balancing accounts.

As of September 30, 2008, there is approximately $12.0 million net under-collection in the water supply cost balancing accounts.  Of this amount, approximately $8.2 million relates to GSWC’s Region III customer service area.  In May 2008, the CPUC approved a surcharge to begin recovering $7.0 million of this under-collection over 24 months.   The remaining $1.2 million for Region III will be included for recovery in a future filing.  Further, the remaining $3.8 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I net under-collection of $1.9 million and Region II’s net under-collection of $1.9 million.  Currently, there are surcharges in place in Region I expiring in 2009 and 2010 to recover this under-collection. A surcredit in Region II to refund a previous over-collection expired in August 2008.   During the fourth quarter of 2008, GSWC intends to file for supply expense offsets in Regions II and III to reduce the level of under-collections being accumulated.

On August 21, 2008, the CPUC issued a final decision which approved a settlement agreement between GSWC and the CPUC’s Division of Ratepayer Advocates (“DRA”) regarding conservation rate design.  As a result of this decision, GSWC is permitted to  establish a modified cost balancing account that will permit GSWC to  recover supply costs  related to changes in water supply mix. GSWC intends to implement this  modified supply cost balancing account in November 2008.  This account will  replace the current water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account is implemented.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $299,000 and $309,000 was billed to customers during the three months ended September 30, 2008 and 2007, respectively, and $789,000 and $813,000 during the nine months ended September 30, 2008 and 2007, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision. Pursuant to the decision, additional interest of approximately $111,000 and $273,000 was added to the Aerojet litigation memorandum account during the three months ended September 30, 2008 and 2007, respectively, and $367,000 and $827,000 was added to this account during the nine months ended September 30, 2008 and 2007, respectively.

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

Santa Maria Adjudication Memorandum Accounts:

As more fully discussed in Note 7, GSWC has incurred costs of approximately $7.0 million as of September 30, 2008, including legal and expert witness fees, in defending its rights to the groundwater supply in the Santa Maria Basin for use by its customers in Santa Barbara and San Luis Obispo Counties. Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the CPUC’s Division of Ratepayer Advocates (“DRA”) authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs in the Santa Maria groundwater basin adjudication.

GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge has been implemented in the third quarter of 2007 for recovery of these costs. A rate surcharge generating approximately $113,000 and $79,000 was billed to customers during the three months ended September  30, 2008 and 2007, respectively, and $247,000 and $79,000 was billed to customers during the nine months ended September 30, 2008 and 2007, respectively.  All litigation costs, including interest, that have been incurred since December 31, 2005, totaling approximately $1.5 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  In April 2008, the Administrative Law Judge closed the proceeding without ruling on the stipulation or authorizing recovery of the remaining costs. The ruling directed GSWC to file a new application. In accordance with this ruling, GSWC intends to file a new application.  Management believes that these additional costs will be approved and that recovery of these costs through rates is probable.

General Rate Case Memorandum Accounts:

For GSWC’s Region III rate case approved by the CPUC on January 12, 2006, the CPUC also approved the second year increases for Region III in an estimated amount of approximately $2.3 million, effective January 1, 2007. Based on certain corrections to the rate calculation, GSWC also filed an Application for Rehearing to request additional revenues in connection with the January 2006 decision.  On July 31, 2008, the CPUC adopted a stipulation jointly filed by GSWC and DRA.  The stipulation addressed all of the pending issues including proposing a 12-month surcharge enabling GSWC to recover revenues of approximately $541,000 for the period January 1, 2006 through May of 2008.  As a result of the CPUC’s approval, a regulatory asset of $541,000 was recorded in July 2008 with a corresponding increase to income.  GSWC expects to recover this regulatory asset  through the 12-month surcharge.

Other Regulatory Matters:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects. The CPUC’s investigation focuses on whether these charges were approved in customer rates and whether they were just and reasonable. In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC.  Management cannot predict the outcome of the investigation or audit at this time.

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC has formally contested the potential penalty reflected in the compliance report. The CPUC has been considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES.   On May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES).  The final decision affirmed the renewable obligation targets for the small utilities but also allowed for the small utilities to defer compliance under the CPUC’s flexible compliance rules.  BVES is continuing its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, then BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules. Because the final decision deferred BVES’ interim target purchase levels for the years 2004 through 2007, management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier.  For the 2008 year, BVES is not expecting to meet the interim targets and expects  that the CPUC will waive any potential fines in accordance with the flexible compliance  rules.  Accordingly, no provision for loss has been recorded in the financial statements as of September 30, 2008.

Note 3 — Earnings per Share/Capital Stock:

Registrant computes earnings per share (“EPS”) in accordance with EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  EITF No. 03-06 provides the accounting guidance for the effect of participating securities on EPS calculations and the use of the “two-class” method. The guidance requires the use of the “two-class” method of computing EPS for companies with participating securities. The “two-class” method is an earnings allocations formula that determines EPS for each class of common stock and participating security.  AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with common shares that have been issued under AWR’s 2000 Stock Incentive Plan, 2008 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average common shares outstanding for calculating basic net income per share:

Basic	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Net income	$4,552	$7,629	$19,139	$21,935
Less: (a) Distributed earnings to common shareholders	4,317	4,041	12,939	12,049
Distributed earnings to participating securities	24	61	67	179
Undistributed earnings	211	3,527	6,133	9,707

(b) Undistributed earnings allocated to common shareholders	210	3,475	6,102	9,565
Undistributed earnings allocated to participating securities	1	52	31	142

Total income available to common shareholders, basic (a)+(b)	$4,527	$7,516	$19,041	$21,614

Weighted average Common Shares outstanding, basic	17,268	17,197	17,252	17,091
Basic earnings per Common Share	$0.26	$0.44	$1.10	$1.26

Diluted EPS is based upon the weighted average number of common shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 Stock Incentive Plan, 2008 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income. At September 30, 2008 and 2007, there were 544,778 and 499,145 stock options outstanding, respectively, under these Plans. At September 30, 2008 and 2007, there were also approximately 76,809 and 62,007 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average common shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Common shareholders earnings, basic	$4,527	$7,516	$19,041	$21,614
Undistributed earnings for dilutive stock options (1)	1	—	31	—
Total common shareholders earnings, diluted	$4,528	$7,516	19,072	$21,614

Weighted average common shares outstanding, basic	17,268	17,197	17,252	17,091
Stock-based compensation (2)	136	42	126	41
Weighted average common shares outstanding, diluted	17,404	17,239	17,378	17,132
Diluted earnings per Common Share	$0.26	$0.44	$1.10	$1.26

(1)          Undistributed earnings allocated to participating securities were not included as of September 30, 2007 due to their antidilutive effect on diluted earnings per share.

(2)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 544,778 and 210,971 stock options at September 30, 2008 and 2007, respectively, were deemed to be outstanding in accordance with SFAS No. 128, “Earnings Per Share.”  All of the 76,809 restricted stock units at September 30, 2008 were included in the calculation of diluted EPS for the three and nine months ended September 30, 2008.

Stock options of 89,843 were outstanding at September 30, 2007, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s common shares for the nine months ended September 30, 2007.  Stock options of 198,331 were outstanding at September 30, 2007,  but not included in the computation of diluted EPS because they were antidilutive. Also not included in the calculation of EPS were 62,007 restricted stock units at September 30, 2007 because they were antidilutive.

 During the nine months ended September 30, 2008 and 2007, Registrant issued 27,382 and 18,516 common shares, for approximately $708,000 and $690,000, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan, and the 401(k) Plan.  In addition, during the nine months ended September 30, 2008 and 2007, Registrant issued 27,192 and 128,381 common shares for approximately $666,000 and $3,097,000, respectively, as a result of the exercise of stock options under the Company’s stock incentive plans.  No cash proceeds received by AWR as a result of the exercise of these stock options have been distributed to any subsidiaries of AWR.

Registrant purchased 2,729 and 1,104 common shares on the open market during the three months ended September 30, 2008 and 2007, respectively, under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan.  The common shares purchased by Registrant were used to satisfy the requirements of these plans.  During the nine months ended September 30, 2008 and 2007, Registrant purchased 27,566 and 4,657 respectively, common shares on the open market under these plans for the same purpose.

During the three months ended September 30, 2008 and 2007, AWR paid quarterly dividends to shareholders of approximately $4.3 million, or $0.250 per share, and $4.0 million, or $0.235 per share, respectively.  During the nine months ended September 30, 2008 and 2007, AWR paid quarterly dividends to shareholders of approximately $12.9 million, or $0.750 per share, and $12.0 million, or $0.705 per share, respectively.

On August 21, 2008, the Board of Directors approved the issuance of 12 additional GSWC Common Shares to AWR for $30.0 million. GSWC used the proceeds to pay down debt owed to AWR.

Note 4 — Derivative Instruments:

Registrant has certain block-forward purchase power contracts that are subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138 and 149. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. During 2002, GSWC became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation (“PWCC”) which became effective in November 2002 have not been designated as normal purchases and normal sales.  In June 2007, PWCC sold the contracts between PWCC and GSWC to Morgan Stanley Capital Group, Inc. (“MSCG”) effective November 1, 2007.   Settlement of these contracts occurred on a cash or net basis through 2006 and occurs by physical delivery thereafter through the expiration of the contracts on December 31, 2008. Registrant has no other derivative financial instruments.

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

The following table presents changes in the fair value of the derivative for the three months ended September 30, 2008.

(dollars in thousands)	Gains (Losses)
Balance, June 30, 2008	$2,953
Unrealized loss on purchased power contracts included in operating expenses	(3,741)
Balance, September 30, 2008	$(788)

The following table presents changes in the fair value of the derivative for the nine months ended September 30, 2008.

(dollars in thousands)	Gains (Losses)
Balance, December 31, 2007	$(1,554)
Unrealized gain on purchased power contracts included in operating expenses	766
Balance, September 30, 2008	$(788)

As these contracts are settled, the realized gains or losses are recorded in power purchased for resale, and the previously recorded unrealized gains or losses are reversed. The fair market value of $788,000 cumulative loss recognized on the balance sheet in current assets as of September 30, 2008 is expected to be recognized as an increase to income during the fourth quarter of 2008 as the contracts will expire on December 31, 2008.

In October 2008,  GSWC executed a new purchased power contract  that will provide power to BVES effective January 1, 2009 at a fixed cost over a five year term. The new contract is subject to CPUC approval.  Once the contract is approved, BVES  intends to file a separate application to incorporate the new costs, including energy purchases and delivery costs, into rates.  The new contract will also be subject to SFAS No. 133 and will require mark-to-market derivative accounting.  BVES expects to make another separate filing requesting the CPUC to authorize the establishment of regulatory asset and liability accounts to offset the entries required by SFAS No. 133.  All unrealized gains and losses generated from the new purchased power contract would be deferred on a monthly basis into the non-interest bearing regulatory accounts that would track the changes in fair value of the derivative throughout the term of the contract.   Upon approval of the new contract by the CPUC, changes in the fair value of the derivative throughout the term of the new contract will be included in the regulatory accounts established and would, as a result, no longer affect GSWC’s earnings.

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

During the second quarter of 2008, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report (“RAR”) in connection with its examination of the 2002 tax year which resulted in Registrant recognizing certain tax benefits in accordance with FIN 48.  Consequently, Registrant’s total unrecognized tax benefit decreased by $1,265,000 from $5,113,000 at December 31, 2007 to $3,848,000 at September 30, 2008.  The amount of the unrecognized tax benefits that, if recognized, would affect the effective tax rate decreased  from $118,000 at December 31, 2007 to zero at September 30, 2008.  Associated with these changes, Registrant recognized $480,000 of interest income in the second quarter of 2008, with a corresponding increase in an interest receivable included in noncurrent assets.  Upon receiving the RAR, Registrant filed a protest with the IRS’s Office of Appeals in which it requested a conference to address Registrant’s disagreement with certain of the Agent’s adjustments.

Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”

Note 6 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and nine months ended September 30, 2008 and 2007 are as follows:

	For The Three Months Ended September 30,
			Other Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefits Cost:
Service cost	$896	$940	$86	$105	$60	$106
Interest cost	1,350	1,243	161	168	63	41
Expected return on plan assets	(1,235)	(1,133)	(63)	(57)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost	30	41	(50)	(50)	230	40
Amortization of actuarial (gain) loss	—	154	—	25	(14)	(6)
Net periodic pension cost	$1,041	$1,245	$239	$296	$339	$181

	For The Nine Months Ended September 30,
			Other Postretirement
	Pension Benefits		Benefits		SERP
(dollars in thousands)	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefits Cost:
Service cost	$2,688	$2,820	$258	$315	$180	$318
Interest cost	4,050	3,729	483	504	189	123
Expected return on plan assets	(3,705)	(3,399)	(189)	(171)	—	—
Amortization of transition	—	—	315	315	—	—
Amortization of prior service cost	90	123	(150)	(150)	690	120
Amortization of actuarial (gain) loss	—	462	—	75	(42)	(18)
Net periodic pension cost	$3,123	$3,735	$717	$888	$1,017	$543

Registrant made its annual contribution of $4,166,000 to the pension plan during the third quarter of 2008.   No contributions were made to the postretirement medical plan during the nine months ended September 30, 2008.  Registrant expects to contribute approximately $509,000 to the medical plan in the fourth quarter of 2008.

Due to recent market events, the fair value of the plan assets for the pension and postretirement plans have declined since December 31, 2007.   Lower plan asset values will: (i) result in an increase in Registrant’s underfunded positions on the balance sheet with a corresponding increase in  regulatory assets for pensions and other postretirement obligations at year-end; (ii) potentially increase pension and postretirement expense in the next fiscal year, to the extent the effects are not offset by the effects of a change in the discount rate, and (iii) potentially require greater cash contributions in 2009.  Registrant will also review the appropriateness of its expected long-term rate of return on plan assets to be used at the next measurement date (December 31, 2008) to determine the expected return on assets component of expense for 2009.

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

Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. The City hired a consultant to perform an appraisal of the value of GSWC’s water system serving the City. The value was estimated in 2004 by the City’s consultant at $40—$45 million. GSWC disagrees with the consultant’s valuation assessment. As of September 30, 2008, management believes that the fair market value of the Claremont water system exceeds the $37.8 million recorded net book value and also exceeds the consultant’s estimates of its value. The Claremont City Council held a project priorities workshop in April 2007. The council members agreed that the acquisition of GSWC’s water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems. Requests for proposals have been sent to consulting firms by the City.  In  meetings held in February and June of 2008, the Claremont City Council stated that they had decided to authorize additional studies of the acquisition of GSWC’s water system and plans to move forward on this matter.

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

Air Quality Management District:

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility (“Watson Well”) and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. Since receiving the NOV, changes in GSWC’s procedures have helped to avoid additional violations at the facility. The AQMD could have assessed penalties associated with an NOV; however, GSWC finalized a settlement of the NOV with the AQMD in June 2007.  As part of the settlement, GSWC agreed to install and operate granular activated carbon (“GAC”) filters at the facility. Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. The AQMD accepted  this agreement and assessed a nominal penalty of $25,000. During 2007, GSWC paid the penalty of $25,000. It is estimated that the total capital cost of the  installation of the GAC filters will be approximately $1.8 million with a required estimated completion date of April 30, 2009. Upon timely  installation of the filters, GSWC will be released from any and all claims or penalties arising from the NOV. Management believes that GSWC will be able to  complete installation of the filters and no further penalties are expected to be assessed. Management also believes it is probable that the capital costs of the  installation of the filters will be approved in rate base by the CPUC. GSWC has  begun  installation of the filters and has spent approximately $933,000 as of September 30, 2008.

In January 2008, GSWC removed the air stripper from the Watson Plant.  An AQMD inspector visited the Watson Plant and confirmed the removal of the air stripping equipment.  GSWC submitted a request to deactivate the air quality permit in February 2008.  GSWC has installed a temporary GAC treatment system.  The temporary treatment system was put in service in March 2008.  GSWC expects that the return to service of the Watson Well will improve local groundwater supply reliability.

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

Based on recent estimates, the total project may take 3-5 more years and cost approximately $1.2 million. Remediation should be completed in two more years, followed by at least one year of monitoring and reporting. The estimate also includes quarterly monitoring and reporting costs. As of September 30, 2008, the total amount spent to clean-up and remediate GSWC’s plant facility is approximately $2.8 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund (the “Fund”).  Amounts paid by GSWC not reimbursed from the Fund have been included in rate-base and approved by the CPUC for recovery. During the nine months ended September 30, 2008, GSWC spent approximately $411,000 to clean-up and remediate this site and as of September 30, 2008, GSWC has an accrued liability of $828,000 for the estimated additional cost to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate-base by the CPUC. Therefore, GSWC has recorded the additional estimated cost as a regulatory asset as of September 30, 2008 and December 31, 2007.

Ballona Plant: During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”)  located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  The contamination appears to be shallow and is believed likely to be the result of past corrosion control practices. An initial investigation and characterization of the contaminated area has been conducted. However, at this time,  GSWC is unable to reasonably estimate the cost of clean-up.  Historically, the cost for this type of clean-up has been included in rates as approved by the CPUC.

Contracted Services:

On March 4, 2008, ASUS received a letter from the U.S. Army demanding payment of approximately $7.5 million in liquidated damages for alleged failure at FBWS to make a good faith effort to achieve its small business subcontracting goals. FBWS has filed a Notice of Appeal stating its disagreement with the position taken by the U.S. Army.  The U.S. Army has responded to the appeal and has disagreed with all of FBWS’ assertions.  The parties have each served written discovery on the opposing party and responses have been provided to each respective party. On July 15, 2008, the government filed a motion for partial summary judgment.  The motion asks the Armed Services Board of Contract Appeals (the “Appeals Board”) to rule that the liquidated damages assessed against FBWS are not barred by cases finding that liquidated damages which far exceed actual damages are a “penalty” and, therefore, are unenforceable.   At this time, management believes that the probability of loss is remote and therefore, no provision for loss has been recorded.

On October 15, 2008, the Appeals Board judge conducted a status conference with the parties at which they were asked to consider alternate dispute resolution (“ADR”). Each party indicated  that they were willing to engage in ADR. ADR is scheduled for February 3 - 5, 2009.  If ADR is not successful or if either party decides to not engage in ADR, both parties have indicated that they intend to file a motion for summary judgment.  In this case, it is expected that  hearings would likely commence in the third quarter of 2009. The U.S. Army has the right to offset the claimed damages against amounts owed to this subsidiary, but has not exercised this right and has continued to make payments on outstanding invoices.

Other Litigation:

Two former officers of GSWC filed a lawsuit against both AWR and GSWC alleging among other things, wrongful termination and retaliation against the former officers. Management believes that the allegations are without merit and intends to vigorously defend against them. Based on management’s understanding of all the claims, management does not believe that the ultimate resolution of this matter will have a material adverse effect on AWR’s and GSWC’s financial position, results of operations, or cash flows.

Registrant is also subject to other ordinary routine litigation incidental to its business. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Note 8 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. Activities of ASUS and its subsidiaries have been conducted in California, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Both GSWC and CCWC are rate-regulated utilities.  ASUS’ wholly-owned subsidiaries are regulated by the state in which the subsidiary conducts water and/or wastewater operations.  Rates are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’ subsidiaries operate.  On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC, ASUS and its subsidiaries, and other matters. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC or CCWC.

	As Of And For The Three Months Ended September 30, 2008
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$67,316	$6,743		$2,049	$9,153	$—	$85,261
Operating income (loss)	18,060	(4,011	)(1)	524	(1,418)	(12)	13,143
Interest expense, net	4,101	633		96	204	101	5,135
Identifiable assets	730,849	37,803		44,468	2,339	—	815,459
Depreciation and amortization expense	6,700	552		461	169	—	7,882
Capital additions	19,279	172		904	—	—	20,355

(1)  Includes $3,741,000 unrealized loss on purchased power contracts.

	As Of And For The Three Months Ended September 30, 2007
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$63,180	$6,289		$2,265	$4,108	$—	$75,842
Operating income (loss)	18,062	(901	)(2)	476	(60)	(52)	17,525
Interest expense, net	4,068	357		107	245	(20)	4,757
Identifiable assets	679,723	39,455		42,122	750	—	762,050
Depreciation and amortization expense	6,361	564		466	48	—	7,439
Capital additions	12,166	638		414	—	—	13,218

(2)  Includes $896,000 unrealized loss on purchased power contracts.

	As Of And For The Nine Months Ended September 30, 2008
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$181,235	$21,754		$5,589	$25,938	$—	$234,516
Operating income (loss)	47,971	1,073	(3)	837	(2,567)	(128)	47,186
Interest expense, net	12,174	1,491		330	639	37	14,671
Identifiable assets	730,849	37,803		44,468	2,339	—	815,459
Depreciation and amortization expense	20,089	1,657		1,382	357	—	23,485
Capital additions	54,734	721		2,322	1,210	—	58,987

(3)  Includes $766,000 unrealized gain on purchased power contracts.

	As Of And For The Nine Months Ended September 30, 2007
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$170,762	$21,413		$5,836	$29,347	$—	$227,358
Operating income (loss)	44,853	2,711	(4)	796	3,631	(158)	51,833
Interest expense, net	12,490	1,075		322	802	(18)	14,671
Identifiable assets	679,723	39,455		42,122	750	—	762,050
Depreciation and amortization expense	18,583	1,631		1,258	144	—	21,616
Capital additions	29,668	1,833		1,253	78	—	32,832

(4)  Includes $1,578,000 unrealized gain on purchased power contracts.

Note 9 — Business Acquisition:

ASUS, through its wholly-owned subsidiaries, entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year firm, fixed price contracts with prospective price redeterminations.  ASUS, through its wholly-owned subsidiaries, entered into  subcontracts with a single subcontractor pursuant to which the subcontractor agreed to provide wastewater services to ASUS’ subsidiaries at bases in Maryland, New Mexico, Texas and Virginia.  On January 31, 2008, ASUS and its subsidiaries agreed to buy out all rights which this subcontractor had to provide wastewater services at these bases and any future rights that the subcontractor or any of its affiliates might have to provide wastewater services as a subcontractor to ASUS or any of its subsidiaries at any other bases for an aggregate purchase price of approximately $2.5 million, including a charge to income of $213,000 during the first quarter of 2008 for settlement of the preexisting relationship with the subcontractor.  The purchase also included the acquisition of substantially all assets used by the subcontractor in providing the wastewater services, including most vehicles, tools, supplies, equipment and books and records totaling approximately $611,000.  The acquisition also resulted in the recording of approximately $1.1 million of goodwill and $571,000 of identifiable intangible assets subject to amortization.   This acquisition was not material to Registrant’s financial position or results of operations.

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

GSWC served 254,689 water customers and 23,091 electric customers at September 30, 2008, or a total of 277,780 customers, compared with 254,830 water customers and 23,273 electric customers, or a total of 278,103 customers at September 30, 2007. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 91.0% and 90.8% of total water revenues for the three months ended September 30, 2008 and 2007, respectively, and 87.7% and 87.9% for the nine months ended September 30, 2008 and 2007, respectively.

CCWC is an Arizona public utility company engaged principally in the purchase, production and distribution of water.  CCWC served 13,437 customers as of September 30, 2008, compared with 13,474 customers at September 30, 2007. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services, including the operation and maintenance of water and wastewater systems pursuant to 50-year fixed price contracts, which are subject to periodic prospective price redeterminations and modifications for changes in circumstances. During the first quarter of 2008, ASUS commenced operations at three bases located in North Carolina and South Carolina.  All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. In either event, the ASUS subsidiary is entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Prices are subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts.

ASUS and GSWC have been pursuing an opportunity to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”).  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. In August 2004, Natomas and ASUS entered into a contract under which ASUS acts as the exclusive agent for marketing water that has become temporarily surplus to the internal needs of Natomas, to third parties outside the Natomas service area, and that arises under water rights permits and contracts owned or controlled by Natomas. On January 31, 2006, ASUS and Natomas entered into a water purchase and sale agreement under which ASUS will acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas. Pursuant to the terms of this agreement, Natomas will sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year for consumptive use, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on achievement of specific milestones and events over a 10-year period. After first determining whether a need for the water exists in Sutter County, ASUS may use the water rights acquired from Natomas to serve existing GSWC’s customers, to re-sell to other beneficial users, or to pursue and serve expanded service territories.

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

GSWC and Natomas have also entered into an agreement under which GSWC agreed to purchase and Natomas agreed to sell up to 30,000 acre-feet per year of water to be used exclusively by GSWC to serve customers in Sutter County, California. GSWC filed for a Certificate of Public Convenience and Necessity (“CPCN”) with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California within the Natomas service area. CPUC review of the application was deferred pending completion of an environmental assessment for the proposed new water service territory.  On September 29, 2008, GSWC filed an amended application which included the Proponents Environmental Assessment. On October 3, 2008 the County of Sutter and the CPUC’s Division of Rate Payer Advocates protested the application. On October 14, 2008, GSWC submitted comments on the protests.  The CPUC Administrative Law Judge has yet to set a date for a prehearing conference to determine the scope and procedural schedule. All of the agreements with Natomas are subject to receipt of various regulatory approvals required for their full implementation.

Overview

Registrant’s revenues, operating income, and cash flows are earned primarily through delivering potable water to homes and businesses through approximately 2,900 miles of water distribution pipelines. Rates charged to customers of GSWC and CCWC are determined by the CPUC and ACC, respectively. These rates are intended to allow recovery of operating costs and a fair rate of return on capital. Factors recently affecting financial performance include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity; weather; effects of conservation; the impact of increased water quality standards on the cost of operations and capital expenditures; demands on water supply caused by population growth, more stringent water quality standards, deterioration in source water quality, climate change and restrictions on the delivery of purchased water affecting deliveries of water from the Colorado River and the State Water Project; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by Registrant to protect its water supply; delays in receiving payments from the U.S. government and receiving redetermination of prices and equitable adjustment of prices under contracts with the U.S. government, and potential assessments for failure to comply with the terms of contracts with the U.S. government.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive fair returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund Registrant’s needs for capital expenditures, dividends, investments in Registrant’s contract business and other cash requirements. Registrant expects to fund a portion of these needs through a combination of debt and common  share offerings in the ensuing years.  Registrant is planning on issuing common  shares over the next twelve months depending on market conditions.   On August 25, 2008, AWR amended its $85 million syndicated credit facility, to increase the aggregate bank commitments by $30 million to $115 million.

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned primarily from the operation and maintenance and periodic replacement of system assets of the water and/or wastewater systems for the U.S. government at various military bases. All of the operations and maintenance contracts with the

U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of additional infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or pursuant to modifications to the contracts. ASUS plans to continue seeking contracts for the operation and maintenance of water and/or wastewater services at military bases.

Derivative accounting is required for the purchased power contracts at GSWC’s BVES division.  Unrealized gains and losses on purchased power contracts have been impacting GSWC’s earnings since 2002 when GSWC entered into certain purchased power contracts.  These contracts qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The power purchased under the contract is only used to service electric customers’ demand and Registrant does not engage in trading of purchased power.   Although the unrealized gains and losses result in significant fluctuations to the income statement, there is no effect on Registrant’s cash flows. When analyzing the financial performance of AWR, Registrant excludes the effect of unrealized derivative gains or losses, as they are not reflective of day-to-day operations.  The unrealized derivative gains and losses are reflective of changes in future electricity costs that are outside of management’s control.  Due to decreasing energy prices, during the three months ended September 30, 2008, Registrant recorded a pretax unrealized loss on purchased power of $3.7 million, or $0.13 per share, as compared to an unrealized loss of $896,000, or $0.03 per share, during the three months ended September 30, 2007, a net decrease of $0.10 per share.  During the nine months ended September 30, 2008, Registrant recorded a pretax unrealized gain of $766,000, or $0.03 per share, as compared to a gain of $1.6 million, or $0.05 per share, for the same period in 2007, a net decrease of $0.02 per share.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracts operation. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit through ASUS and its subsidiaries.

Third Quarter Results

The tables below set forth summaries of the results by segment (amounts in thousands) for the three months ended September 30, 2008 and 2007:

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE	9/30/2008	9/30/2007	CHANGE	CHANGE

Water	$69,365	$65,445	$3,920	6.0%	$18,584	$18,538	$46	0.2%
Electric	6,743	6,289	454	7.2%	(4,011)	(901)	(3,110)	-345.2%
Contracted services	9,153	4,108	5,045	122.8%	(1,418)	(60)	(1,358)	-2263.3%
AWR parent	—	—	—	—	(12)	(52)	40	76.9%
Totals from operation	$85,261	$75,842	$9,419	12.4%	$13,143	$17,525	$(4,382)	-25.0%

Water - For the three months ended September 30, 2008, pretax operating income for water increased slightly by $46,000, or 0.2%.  The dollar water margin increased $2.5 million as compared to the same period of 2007 caused by higher water rates approved by the CPUC subsequent to September 30, 2007, offset by lower water  consumption.  A 6.8% decrease in water consumption during the three months ended September 30, 2008 resulted in a $2.9 million decrease in water revenues, or $0.07 per share.  Although precipitation was overall lower in the three months ended September 30, 2008 compared to same period 2007, the 2008 water revenues appear to have been impacted by the effects of state-wide customer conservation efforts. Differences in temperature and rainfall in Registrant’s service areas as well as the effects of conservation, has impacted  consumption of water by customers causing fluctuations in Registrant’s revenues and earnings between comparable periods.  In August 2008, the CPUC issued a final decision regarding conservation rate design  that allows for the establishment and implementation of a Water Revenue Adjustment Mechanism (“WRAM”) to decouple sales from revenues.  GSWC intends to implement the WRAM  in November 2008 prospectively.  This  should help mitigate fluctuations in Registrant’s future revenues and earnings due to changes in water consumption.  In addition,  the CPUC also approved an advice letter filed by GSWC to allow GSWC to create and implement a Water Conservation Memorandum Account (“WCMA”)

to track the extraordinary expenses and revenue shortfall associated with  conservation measures in conjunction with the declared drought in California.  See further discussion on conservation included in the “Regulatory Matters” section.  Higher operating expenses, as more fully described later, decreased pretax operating income by $2.5 million.

Electric - For the three months ended September 30, 2008, pretax operating income from electric operations decreased by $3.1 million due primarily to a $2.8 million increase in the unrealized loss on purchased power contracts.   The unrealized loss on purchased power contracts decreased operating income by approximately $3.7 million for the three months ended September 30, 2008, or $0.13 per share, as compared to $896,000, or $0.03 per share, for the same period in 2007.  In addition, other operating expenses increased by $514,000 compared to the same period in 2007 primarily caused by a $381,000 increase in allocation of costs from the corporate headquarters’ to BVES.  Offsetting these decreases in pretax operating income was a slight increase in the dollar electric margin of $249,000 caused by the initial recording in the third quarter of 2007 of a regulatory liability totaling $442,000 for probable refunds to customers related to an overcollection of the total costs associated with the 8.4MW natural gas-fueled generation plant.  In April 2005, new customer rates went into effect related to this generation plant, which resulted in an increase of approximately $2.3 million in annual revenue based on an estimated total capital-related cost of $13 million. The rates are subject to refund pending the CPUC’s final cost review, which is scheduled to occur as part of  BVES’ general rate case that was recently filed. The CPUC also ordered GSWC to establish a memorandum account to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to customers. During the third quarter of 2007, GSWC received vendor credits of approximately $851,000, which reduced the actual recorded costs of the generation plant to approximately $12.5 million.   During the third quarter of 2008, approximately $23,000 of additional regulatory liability for probable refunds was recorded.

Contracted Services - For the three months ended September 30, 2008, the pretax operating loss for contracted services increased by $1.4 million.  This was primarily due to losses incurred at military bases under two new contracts.  ASUS began operating and maintaining the water and wastewater systems under two new contracts in North Carolina and South Carolina during the first quarter of 2008.  Pretax operating losses at these two bases were $1.6 million for the three months ended September 30, 2008, including $72,000 for emergency construction at PSUS to address pre-existing conditions not anticipated in the contract and for which ASUS is pursuing recovery from the U.S. government and $339,000 in anticipated losses associated with certain initial capital upgrade projects.  Based on current estimates of construction costs, ASUS expects to incur  losses on  these  initial capital upgrade projects at PSUS.   In September 2008, PSUS submitted a Request for Equitable Adjustment (“REA”) for the water and wastewater systems at Fort Jackson, South Carolina requesting a contract modification for these initial capital upgrades and emergency construction costs.  The aggregate value of the REA relating to construction work is approximately $1.6 million. The REA has not yet been approved by the U.S. government, and therefore, the anticipated losses on these projects and the pre-contract costs have been recorded during the third quarter of 2008 in construction expense.   Higher than anticipated transition costs, increases in nonincome tax assessments and other operating expenses, including $488,000 of allocations from ASUS’ and corporate headquarters, also contributed to the losses at these two new bases.

The other military bases have generated a slight profit or slight loss during the three months ended September 30, 2008.  The timely receipt of price redeterminations is critical in order for ASUS to recover  increasing costs for operating and maintaining the water and wastewater systems at the military bases.  In addition, higher allocations of corporate headquarters’ expenses to ASUS and its wholly-owned subsidiaries by the CPUC  were not contemplated at the time the contracts with the U.S. government were negotiated and need to be addressed in future price redeterminations. As a result of the CPUC decision, expense allocations to ASUS increased by approximately $164,000 during the three months ended September 30, 2008.

The contract price for each of these military contracts is subject to price redetermination two years after commencement of operations and every three years thereafter.  Redeterminations have been submitted and are under review by the U.S. government for ASUS’ ODUS and TUS operations in Virginia and Maryland, respectively.   The price redeterminations  are expected to be completed in 2009.  Pending redetermination of prices, ASUS has received  interim inflation adjustments to the management fees  for operating and maintaining the water and wastewater systems at Fort Eustis, Fort Story and Fort Monroe in Virginia, and the wastewater system at Fort Lee also in Virginia effective on the second anniversary of the date when ASUS began operating these bases (February 23, 2006 for Fort Lee and April 3, 2006 for the other three bases).   In addition,  ASUS plans to submit an REA for the water and wastewater systems at Fort Bragg/Pope Air Force Base in North Carolina upon completion of the U.S. government’s review of the Joint Inventory Report filed by ASUS in August 2008.  The Joint Inventory Report indicates the quantity of the Fort Bragg/Pope Air Force Base infrastructure to be 20-30% greater than what was assumed under the original 50-year contract.

ASUS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006.  At Fort Bliss, management fees for operation and maintenance of the water and wastewater systems are based on cost levels prevailing in 2003 when the contract with the U.S. government was bid.   Further, the contract pricing was also based on assumptions about the size and age of the infrastructure to be operated and maintained over the 50-year contract.  A request for equitable adjustment has been filed as a claim with the U.S. government to adequately reflect the amount of assets included in the infrastructure at Fort Bliss, which is substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.   Requests for equitable adjustments provide opportunity for both retrospective and prospective adjustments to revenues and are subject to the terms of the contract and regulations. With the filing of this claim, ASUS is also preparing the price redetermination for Fort Bliss and expects to file  this request upon final resolution of the request for equitable adjustment.  These price redeterminations, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts as well as inflation in costs, are expected to provide added revenues prospectively to help offset increased costs and provide Registrant the opportunity to generate positive operating income from operating activities.  As of September 30, 2008, ASUS has $1.1 million of goodwill which may be at risk for potential impairment if requested price redeterminations and equitable adjustments are not achieved.

Year-to-Date Results

The tables below set forth summaries of the results by segment (amounts in thousands) for the nine months ended September 30, 2008 and 2007:

	Operating Revenues				Pretax Operating Income
	9 Months	9 Months			9 Months	9 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE	9/30/2008	9/30/2007	CHANGE	CHANGE

Water	$186,824	$176,598	$10,226	5.8%	$48,808	$45,649	$3,159	6.9%
Electric	21,754	21,413	341	1.6%	1,073	2,711	(1,638)	-60.4%
Contracted services	25,938	29,347	(3,409)	-11.6%	(2,567)	3,631	(6,198)	-170.7%
AWR parent	—	—	—	—	(128)	(158)	30	19.0%
Totals from operation	$234,516	$227,358	$7,158	3.1%	$47,186	$51,833	$(4,647)	-9.0%

Water - For the nine months ended September 30, 2008, pretax operating income for water increased by $3.2 million, or 6.9%, primarily due to an $8.2 million increase in the dollar water margin as compared to the same period of 2007 caused by higher water rates approved by the CPUC subsequent to September 30, 2007 and a favorable change in the water supply mix, partially offset by lower water consumption.  There was an approximately 6% decrease in water  consumption during the nine months ended September 30, 2008 compared to the same period in 2007.  The 2007 results benefited from lower than average precipitation, while in 2008 water revenues were impacted by the effects of state-wide customer conservation efforts. Due to the decrease in usage, Registrant’s water revenues were lower by approximately $6.5 million, or approximately $0.16 per share.  Differences in temperature and rainfall in Registrant’s service areas as well as the effects of conservation, have impacted  consumption of water by customers causing fluctuations in Registrant’s revenues and earnings between comparable periods.   See further discussion on conservation included in the “Regulatory Matters” section.  Higher operating expenses, as more fully described later, also decreased pretax operating income by approximately $5 million.

Electric - For the nine months ended September 30, 2008, pretax operating income from electric operations decreased by $1.6 million or 60.4% due in large part to a decrease of $812,000 in the pretax unrealized gain on BVES’ purchased power contracts during the nine months ended September 30, 2008 as compared to the same period of 2007. The unrealized gain for the nine months ended September 30, 2008 increased operating income by approximately $766,000 as compared to $1.6 million in the same period in 2007.  Without the effects of the derivative, pretax electric operating income decreased by $826,000 during the nine months ended September 30, 2008 due primarily to an increase of $807,000 in allocation of costs from the corporate headquarters’ to BVES.

Contracted Services - For the nine months ended September 30, 2008, pretax operating income for contracted services decreased by $6.2 million. This was primarily due to a $20.6 million wastewater expansion construction project in 2007 with the U.S. government that generated approximately $4.9 million in pretax operating income during the nine months ended September 30, 2007. The project was completed in August 2007.  While ASUS’ subsidiaries did undertake similar construction activity in 2008, they were on a smaller scale and there was no singularly significant project during the nine months ended September 30, 2008. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in the future periods.

Also contributing to the decrease in pretax operating income were the losses incurred at military bases under the two new contracts in North Carolina and South Carolina, previously discussed.  Pretax operating losses at these two bases were $2.8 million for the nine months ended September 30, 2008 including $385,000 for emergency construction at PSUS to address pre-existing conditions not anticipated in the contract and for which ASUS is pursuing recovery from the U.S. government and $397,000 in anticipated losses associated with certain initial capital upgrade projects, as previously discussed.  Higher than anticipated transition costs, increases in nonincome tax assessments and other operating expenses, including $1.7 million of allocations from ASUS’ and corporate headquarters, also contributed to the losses at these two new bases.

Overall, higher administrative and general expenses in the first nine months of 2008 also contributed to the decrease in ASUS’ pretax operating income primarily due to the commencement of the operation of water and wastewater services at military bases in North and South Carolina, described above, and an increase in outside services for legal and consulting work.  Higher outside services were incurred during the first nine months of 2008 partly in connection with the acquisition of a subcontractor’s business that provided wastewater services to ASUS’ subsidiaries at the various military bases.  On January 31, 2008, ASUS and its subsidiaries agreed to buy out all rights which this subcontractor had to provide wastewater services at these bases and any future rights that the subcontractor or any of its affiliates might have to provide wastewater services as a subcontractor to ASUS or any of its subsidiaries at any other bases for an aggregate purchase price of approximately $2.5 million.  The purchase also included the acquisition of substantially all assets used by the subcontractor in providing the wastewater services, including most vehicles, tools, supplies, equipment and books and records.  As a result of this transaction, ASUS also recorded a charge of $213,000 during the first quarter of 2008 for settlement of the preexisting relationship with the subcontractor.

Furthermore, final decisions on the general rate case for GSWC’s Region II and the application to recover general office expenses at the corporate headquarters allocated to Regions II and III were approved on November 16, 2007.  The decisions also imposed an increased allocation of corporate headquarters’ expenses to ASUS and its wholly-owned subsidiaries, which caused a decrease in contracted services’ pretax operating income during the nine months ended September 30, 2008.  As a result of the CPUC decision, expense allocations to ASUS increased by approximately $485,000 during the nine months ended September 30, 2008.  This higher allocation of expenses was not contemplated at the time the contracts with the U.S. government were negotiated.  As previously discussed in the quarterly results, the timely receipt of price redeterminations is critical in order to cover ASUS’ increasing costs for operating and maintaining the water and wastewater systems at the military bases.

The following discussion and analysis for the three and nine months ended September 30, 2008 and 2007 provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2008 and 2007 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
OPERATING REVENUES
Water	$69,365	$65,445	$3,920	6.0%
Electric	6,743	6,289	454	7.2%
Contracted services	9,153	4,108	5,045	122.8%
Total operating revenues	85,261	75,842	9,419	12.4%

OPERATING EXPENSES
Water purchased	15,087	14,740	347	2.4%
Power purchased for pumping	3,484	3,517	(33)	-0.9%
Groundwater production assessment	2,791	2,666	125	4.7%
Power purchased for resale	3,345	3,176	169	5.3%
Unrealized loss on purchased power contracts	3,741	896	2,845	317.5%
Supply cost balancing accounts	(490)	(1,541)	1,051	-68.2%
Other operating expenses	7,366	7,004	362	5.2%
Administrative and general expenses	16,307	11,789	4,518	38.3%
Depreciation and amortization	7,882	7,439	443	6.0%
Maintenance	4,027	3,897	130	3.3%
Property and other taxes	3,461	2,820	641	22.7%
ASUS construction expenses	5,117	1,903	3,214	168.9%
Net loss on sale of property	—	11	(11)	-100.0%
Total operating expenses	72,118	58,317	13,801	23.7%

OPERATING INCOME	13,143	17,525	(4,382)	-25.0%

OTHER INCOME AND EXPENSES
Interest expense	(5,428)	(5,347)	(81)	1.5%
Interest income	293	590	(297)	-50.3%
Other	(30)	102	(132)	-129.4%
	(5,165)	(4,655)	(510)	11.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	7,978	12,870	(4,892)	-38.0%

Income tax expense	3,426	5,241	(1,815)	-34.6%

NET INCOME	$4,552	$7,629	$(3,077)	-40.3%

Net income for the three months ended September 30, 2008 was $4.6 million, equivalent to $0.26 per common share on a basic and fully diluted basis, compared to $7.6 million or $0.44 per basic and fully diluted common share for the three months ended September 30, 2007. Impacting the comparability in the results of the two periods on a fully diluted per share basis are the following significant items:

•                  An unrealized loss on purchased power contracts which decreased pretax income during the third quarter 2008 by $3.7 million, or $0.13 per share, as compared to an unrealized loss which decreased pretax income by $896,000, or $0.03 per share, for the same period in 2007, a net decrease of $0.10 per share.

•                  The dollar water margin increased by $2.5 million, or $0.08 per share, during the third quarter 2008 due to increased water rates approved by the CPUC subsequent to September 30, 2007, partially offset by lower water consumption.  Increased water rates partially offset by higher water supply costs contributed $0.15 per share to earnings, while a 6.8% decrease in water usage during the three months ended September 30, 2008 resulted in a $2.9 million decrease in water revenues, or $0.07 per share.  Although precipitation was overall lower in the three months ended September 30, 2008 compared to the same period 2007, the 2008 water revenues appear to have been impacted by the effects of state-wide customer conservation efforts.

•                  Pretax operating income for contracted services declined by $1.4 million, or $0.05 per share, during the third quarter of 2008 due primarily to losses incurred at new bases.  ASUS commenced operation of water and wastewater systems at military bases in North Carolina and South Carolina during the first quarter of 2008 and has incurred higher than anticipated transition and emergency construction costs as well as projected losses on certain construction contracts.  Current estimates of construction costs compared to contract revenues indicate losses on certain initial capital upgrade projects.   Modifications or change orders have not yet been approved by the U.S. government, and therefore, the anticipated losses on these projects and pre-contract costs have been recorded in construction expenses during the third quarter of 2008.

•                  Higher other expenses at GSWC in 2008 primarily consisting of administrative and general, and depreciation expenses as described below, as well as a higher effective tax rate, contributed to an overall decrease of $0.11 per diluted share to the results of operations.

Operating Revenues

Water

For the three months ended September 30, 2008, revenues from water operations increased by 6% to $69.4 million, compared to $65.4 million for the three months ended September 30, 2007. Contributing to this increase were rate increases approved by the CPUC subsequent to September 30, 2007, which added approximately $6.3 million in the third quarter of 2008 to water revenues.  In addition, during the third quarter of 2008, GSWC recorded $541,000 of additional revenues in connection with Region III’s rehearing.  For GSWC’s Region III rate case approved by the CPUC on January 12, 2006, the CPUC also approved the second year increases for Region III in an estimated amount of approximately $2.3 million, effective January 1, 2007. Based on certain corrections to the rate calculation, GSWC had filed an Application for Rehearing to request additional revenues in connection with the January 2006 decision.  On July 31, 2008, the CPUC adopted a stipulation jointly filed by GSWC and DRA.  The stipulation addressed all of the pending issues including proposing a 12-month surcharge enabling GSWC to recover revenues of approximately $541,000 for the period January 1, 2006 through May of 2008.  As a result of the CPUC’s approval, a regulatory asset of $541,000 was recorded in July 2008 with a corresponding increase to water revenues.  This regulatory asset will be recovered through the 12-month surcharge.

The increases in revenues were partially offset by a decrease of approximately 6.8% in water consumption  that resulted in a $2.9 million decrease in water revenues primarily from the effects of conservation. Differences in temperature and rainfall in Registrant’s service areas as well as conservation efforts impact  consumption of water by customers, causing fluctuations in Registrant’s revenues and earnings between comparable periods.   In August 2008, the CPUC issued a final decision regarding conservation rate design that  allows for the establishment and implementation of a WRAM to decouple sales from revenues.  GSWC intends to implement the WRAM  in November 2008 prospectively.  This  should help mitigate fluctuations in Registrant’s future revenues and earnings due to changes in water consumption.  In addition,  the CPUC also approved an advice letter filed to allow GSWC to create and implement a water cost memorandum account to track the extraordinary expenses and revenue shortfall associated with the conservation measures in conjunction with the declared drought in California.  See further discussion on conservation included in the “Regulatory Matters” section.

Electric

For the three months ended September 30, 2008, revenues from electric operations increased by 7.2% to $6.7 million compared to $6.3 million for the three months ended September 30, 2007 due primarily to higher electric usage.  Electric usage increased by 2.1%.  In addition, electric revenues in 2007 were lower due to the initial recording in the third quarter of 2007 of a regulatory liability totaling $442,000 for probable refunds to customers related to an overcollection of the total costs associated with the 8.4MW natural gas-fueled generation plant.  These increases were partially offset by lower connections and reconnection fees.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona to provide for a return on invested and borrowed capital used to fund utility plant  in order to recover operating expenses and profit margin. If adequate rate relief  is not granted in a timely manner, operating revenues and earnings can be negatively impacted.

Contracted Services

Revenues from contracted services are composed of construction revenues and management fees for operating and maintaining the water and/or wastewater systems at military bases. For the three months ended September 30, 2008, revenues from contracted services increased by $5.0 million, to $9.2 million compared to $4.1 million for the three months ended September 30, 2007 primarily due to additional revenues of $2.9 million during the third quarter of 2008 generated from operating and maintaining the water and wastewater systems under the two new contracts in North Carolina and South Carolina, both of which began during the first quarter of 2008.  There was also an increase in construction revenues at the ODUS bases in Virginia pursuant to 50-year firm-fixed price contracts, as well as other construction revenues at the other military bases, during the three months ended September 30, 2008.

Registrant relies upon  price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin. If adequate  price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessment and water supply cost balancing accounts. Supply costs for the electric segment consist of  power purchased for resale (including the cost of natural gas) and the electric supply cost balancing accounts. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to the operating budget as approved. However, this measure, which is not presented in accordance with  generally accepted accounting principles, or GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 33.6% and 38.7% of total operating expenses for the three months ended September 30, 2008 and 2007, respectively. The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended September 30, 2008 and 2007 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$69,365	$65,445	$3,920	6.0%
WATER SUPPLY COSTS:
Water purchased (1)	$15,087	$14,740	$347	2.4%
Power purchased for pumping (1)	3,484	3,517	(33)	-0.9%
Groundwater production assessment (1)	2,791	2,666	125	4.7%
Water supply cost balancing accounts (1)	(907)	(1,922)	1,015	-52.8%
TOTAL WATER SUPPLY COSTS	$20,455	$19,001	$1,454	7.7%
WATER MARGIN (2)	$48,910	$46,444	$2,466	5.3%
PERCENT MARGIN - WATER	70.5%	71.0%

ELECTRIC OPERATING REVENUES (1)	$6,743	$6,289	$454	7.2%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,345	$3,176	$169	5.3%
Electric supply cost balancing accounts (1)	417	381	36	9.4%
TOTAL ELECTRIC SUPPLY COSTS	$3,762	$3,557	$205	5.8%
ELECTRIC MARGIN (2)	$2,981	$2,732	$249	9.1%
PERCENT MARGIN - ELECTRIC	44.2%	43.4%

(1)

As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled ($490,000) and ($1,541,000) for the three months ended September 30, 2008 and 2007, respectively.

(2)	Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts, or other operating expenses.

Two of the principal factors affecting water supply costs and gross margin are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. In addition, GSWC is authorized to establish water and electric supply cost balancing accounts for increases and/or decreases in costs due to changes in rates charged by its suppliers which provide purchased water and purchased power, and by agencies assessing groundwater related pump taxes for water service areas in California. Higher or lower actual costs as compared to costs authorized by the CPUC will either be recovered from or refunded to customers in the future. However, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s  wells can increase/decrease actual supply-related costs relative to the mix approved for recovery through rates, thereby impacting earnings either negatively or positively.

On August 21, 2008, the CPUC issued a final decision which approved the establishment of a modified cost balancing account that allows recovery of supply costs for changes in water supply mix.  GSWC  intends to implement the modified cost balancing account in November 2008 prospectively in connection with the new conservation rate design and the implementation of a WRAM to decouple sales from revenues.

For the three months ended September 30, 2008, GSWC’s water supply mix was approximately 44% purchased water as compared to 45% for the same period in 2007.  Purchased water costs for the three months ended September 30, 2008 increased by 2.4% to $15.1 million compared to $14.7 million for the three months ended September 30, 2007 due primarily to higher water rates charged  by wholesale suppliers.  Average rates from wholesale suppliers increased in Regions I, II and III by approximately 8%, 6% and 5%, respectively.  In general, the supply cost balancing account as discussed above allows GSWC to track incremental rate changes from suppliers for future recovery in water rates.  The increase in water rates from our wholesale suppliers was partially offset by lower customer consumption and a favorable change in the water supply mix, discussed above.

For the three months ended September 30, 2008, the slight decrease of 0.9% in power purchased for pumping was principally due to lower customer demand.  Groundwater production assessments were higher by 4.7% due to increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2008.  Average pump tax rates increased in Region II and III by approximately 3% and 6%, respectively, between the third quarters of 2007 and 2008.  There was also an increase in groundwater production assessments due to the favorable change in the water supply mix.  These increases in groundwater production assessments were partially offset by lower customer demand.  Again, the supply cost balancing account tracks the increases in pump tax rates for future recovery in water rates.

The supply cost balancing account tracks differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Over-collections occur when the current cost of these items is less than the amount in rates which has the effect of increasing the supply cost balancing account in the Statements of Income. Under-collections occur when the current cost exceeds the amount in rates for these items and, conversely, will have the effect of decreasing the supply cost balancing account in the Statements of Income. Typically, over-collections or under-collections, when they occur, are tracked in the supply cost balancing accounts for future refund or recovery through a surcredit (in the event of an over-collection) or surcharge (in the event of an under-collection) on customers’ bills. Once in rates, the amortization of surcharges that are in place to recover under-collections from customers have the effect of increasing the supply cost balancing account and increasing revenues in the Statements of Income, resulting in no earnings impact. Conversely, the amortization of surcredits that are in rates to refund over-collections to customers have the effect of decreasing the supply cost balancing account and decreasing revenues, also resulting in no earnings impact.

An increase of $1.0 million in the water supply cost balancing account provision during the three months ended September 30, 2008 as compared to the same period in 2007 was primarily caused by a $1.1 million increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect.

For the three months ended September 30, 2008, the cost of power purchased for resale to customers in GSWC’s BVES division increased by 5.3% to $3.3 million compared to $3.2 million for the three months ended September 30, 2007 reflecting an increase in customer demand during the third quarter of 2008.

Unrealized (Gain) Loss on Purchased Power Contracts

Unrealized (gain) and loss on purchased power contracts represent gains and losses recorded for GSWC’s purchased power agreements with Morgan Stanley Capital Group, Inc. The $3.7 million pretax unrealized loss on purchased power contracts for the three months ended September 30, 2008 is due to a decrease in the current forward market prices since June 30, 2008. There was an $896,000 pretax unrealized loss on purchased power contracts for the three months ended September 30, 2007. Unrealized gains and losses at BVES will continue to impact earnings during the remaining life of the contract, which terminates at the end of 2008.  As of September 30, 2008, there is a cumulative unrealized loss of $788,000 which will be recognized as an increase to income by December 31, 2008.

Other Operating Expenses

The primary components of other operating expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended September 30, 2008 and 2007, other operating expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water Services	$5,656	$5,553	$103	1.9%
Electric Services	580	553	27	4.9%
Contracted Services	1,130	898	232	25.8%
Total other operating expenses	$7,366	$7,004	$362	5.2%

For the three months ended September 30, 2008, other operating expenses for water and electric services increased by $130,000 due primarily to an increase in labor costs of $161,000 due to higher wages.

Contracted services experienced increases in other operating expenses of $232,000 primarily due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, other operating expenses increased by approximately $792,000 during the third quarter of 2008.  These increases were partially offset by decreases at the other military bases during the third quarter of 2008 resulting from lower outside services of $426,000 primarily paid to the subcontractor that  provided wastewater services to certain of ASUS’ subsidiaries. On January 31, 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases owned and operated by ASUS and any of its present and/or future subsidiaries.  For the three months ended September 30, 2008, most of these services were performed internally at lower cost some of which is recorded in labor costs within maintenance expense . There was also a decrease of $136,000 in bad debt expense.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses. For the three months ended September 30, 2008 and 2007, administrative and general expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water Services	$11,783	$9,431	$2,352	24.9%
Electric Services	1,674	1,132	542	47.9%
Contracted Services	2,850	1,226	1,624	132.5%
Total administrative and general expenses	$16,307	$11,789	$4,518	38.3%

For the three months ended September 30, 2008, administrative and general expenses increased by $2.4 million in water services compared to the three months ended September 30, 2007 due primarily to an increase of $1.3 million in labor costs due to higher wages largely related to Registrant’s annual performance-based salary review program and an overall increase in  employees.   There was also: (i) an increase of $736,000 in outside services relating to tax, legal and consulting services, and (ii) $585,000 of additional compensation expense relating to the resignation of a GSWC officer effective September 26, 2008 in connection with a Resignation Agreement and General Release of Claims. These increases were partially offset by decreases in various other administrative and general expenses.

For the three months ended September 30, 2008, administrative and general expenses increased by $542,000 in electric services compared to the three months ended September 30, 2007 due primarily to: (i) an increase of $381,000 in allocation of costs from the corporate headquarters’ to BVES; (ii) an increase of $69,000 in labor costs and related employee benefits, and (iii) an increase of $125,000 in outside consulting and legal services.

There was an increase of $1.6 million in contracted services administrative and general expenses due primarily to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.   As a result of these new bases, administrative and general expenses increased by $1.2 million during the third quarter of 2008 including $682,000 of allocations from ASUS’ headquarters and the General Office.  There were also increases at the other military bases due to higher wages and related benefits.

Depreciation and Amortization

For the three months ended September 30, 2008 and 2007, depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water Services	$7,161	$6,827	$334	4.9%
Electric Services	552	564	(12)	-2.1%
Contracted Services	169	48	121	252.1%
Total depreciation and amortization	$7,882	$7,439	$443	6.0%

For the three months ended September 30, 2008, depreciation and amortization expense for water and electric services increased by $322,000 to $7.7 million compared to $7.4 million for the three months ended September 30, 2007 reflecting, among other things, the effects of  completing approximately $55.2 million of additions to utility plant during 2007, depreciation on which began in January 2008.  There were also changes to the composite depreciation rates approved by the CPUC. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There was also an increase in depreciation and amortization expense for contracted services due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, depreciation and amortization expense increased by $74,000 during the third quarter of 2008.  There were also increases at the other military bases due to the addition of fixed assets.

Maintenance

For the three months ended September 30, 2008 and 2007, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water Services	$3,096	$3,532	$(436)	-12.3%
Electric Services	261	295	(34)	-11.5%
Contracted Services	670	70	600	857.1%
Total maintenance	$4,027	$3,897	$130	3.3%

For the three months ended September 30, 2008, maintenance expense for water services decreased by $436,000 to $3.1 million compared to $3.5 million for the three months ended September 30, 2007 due principally to a decrease in emergency maintenance on GSWC’s wells and water supply sources in its Region II service area.  Region II’s maintenance expense decreased by $325,000.  There was also a decrease of $148,000 in GSWC’s Region III maintenance expense.

There was an increase of $600,000 in contracted services maintenance expense due primarily to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008, which added $437,000 in maintenance expense.  The level of maintenance costs  also reflects the age and condition of the infrastructure at these bases.  There was also increased maintenance expense of $162,000 at the other bases due primarily to higher internal labor costs which substituted for the subcontractor that provided wastewater services to these ASUS subsidiaries.  As previously mentioned, in January 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases owned and operated by ASUS.

Property and Other Taxes

For the three months ended September 30, 2008 and 2007, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water Services	$2,635	$2,600	$35	1.3%
Electric Services	183	198	(15)	-7.6%
Contracted Services	643	22	621	2822.7%
Total property and other taxes	$3,461	$2,820	$641	22.7%

For the three months ended September 30, 2008, overall property and other taxes remained relatively unchanged for water and electric services.  Additional property taxes resulting from higher assessed values and increases in payroll taxes based on increased labor costs, were offset by lower franchise fees at BVES.

Property and other taxes were higher in contracted services due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, property and other taxes increased by $214,000 during the third quarter of 2008. There was also an increase of $371,000 in nonincome taxes primarily related to the ODUS military bases in Virginia due in part to an increase in gross revenues.

Construction Expenses

For the three months ended September 30, 2008, ASUS construction expenses increased by $3.2 million to $5.1 million compared to $1.9 million for the same period in 2007 reflecting the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, construction expenses increased by $1.8 million during the third quarter of 2008, including $72,000 for emergency construction at PSUS to address pre-existing conditions not anticipated in the contract and for which ASUS is pursuing recovery from the U.S. government and $339,000 in anticipated losses associated with certain initial capital upgrade projects.  There was also an increase in construction expenses of $1.4 million at the other bases pursuant to the 50-year contracts.

There are no comparable construction expenses for the water and electric services segments.

Net Loss on Sale of Property

For the three months ended September 30, 2007, water services recorded a pretax loss of $11,000.

Interest Expense

For the three months ended September 30, 2008 and 2007, interest expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water and Electric Services	$5,223	$5,100	$123	2.4%
Contracted Services	205	247	(42)	-17.0%
Total interest expense	$5,428	$5,347	$81	1.5%

For the three months ended September 30, 2008, overall interest expense increased by 1.5% to $5.4 million compared to $5.3 million for the three months ended September 30, 2007 primarily reflecting an increase in short-term borrowings. Average bank loan balances outstanding under an AWR credit facility for the three months ended September 30, 2008 were approximately $60.2 million, as compared to an average of $26.9 million during the same period of 2007. This was partially offset by lower short-term interest rates.  The average interest rates on short-term borrowings for the three months ended September 30, 2008 was 3.2%, as compared to an average of 6.1% during the same period of 2007.

Interest Income

For the three months ended September 30, 2008 and 2007, interest income by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water and Electric Services	$292	$588	$(296)	-50.3%
Contracted Services	1	2	(1)	-50.0%
Total interest income	$293	$590	$(297)	-50.3%

Interest income for water and electric services decreased by $296,000 for the three months ended September 30, 2008 due primarily to less interest earned on short-term cash surplus and a decrease of $162,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC due to lower interest rates.

Other

For the three months ended September 30, 2008, water services recorded other loss of $30,000 as compared to other income of $102,000 all relating to a non-operating equity investment.

Income Tax Expense

For the three months ended September 30, 2008 and 2007, income tax expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water and Electric Services	$4,062	$5,389	$(1,327)	-24.6%
Contracted Services	(636)	(148)	(488)	329.7%
Total income tax expense	$3,426	$5,241	$(1,815)	-34.6%

For the three months ended September 30, 2008, income tax expense for water and electric services decreased by 24.6% to $4.1 million compared to $5.4 million for the three months ended September 30, 2007 due primarily to a decrease in pretax income.  The effective tax rate (“ETR”) for water and electric services for the three months ended September 30, 2008 was 42.3% as compared to a 40.9% ETR applicable to the three months ended September 30, 2007.  The ETR increased primarily due to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally compensatory-related in nature including incremental compensation costs in connection with the resignation of a GSWC officer effective September 26, 2008, discussed elsewhere). Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax benefit for contracted services increased to $636,000 compared to $148,000 for the three months ended September 30, 2007 due primarily to a decrease in pretax income.  The ETR for contracted services for the three months ended September 30, 2008 was 39.2% as compared to a 48.4% ETR applicable to the three months ended September 30, 2007.

Consolidated Results of Operations — Nine Months Ended September 30, 2008 and 2007 (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
OPERATING REVENUES
Water	$186,824	$176,598	$10,226	5.8%
Electric	21,754	21,413	341	1.6%
Contracted services	25,938	29,347	(3,409)	-11.6%
Total operating revenues	234,516	227,358	7,158	3.1%

OPERATING EXPENSES
Water purchased	36,119	35,690	429	1.2%
Power purchased for pumping	7,819	8,308	(489)	-5.9%
Groundwater production assessment	8,056	7,494	562	7.5%
Power purchased for resale	10,179	10,372	(193)	-1.9%
Unrealized gain on purchased power contracts	(766)	(1,578)	812	-51.5%
Supply cost balancing accounts	(1,269)	(3,451)	2,182	-63.2%
Other operating expenses	22,415	20,160	2,255	11.2%
Administrative and general expenses	46,077	38,460	7,617	19.8%
Depreciation and amortization	23,485	21,616	1,869	8.6%
Maintenance	12,569	11,223	1,346	12.0%
Property and other taxes	9,220	8,593	627	7.3%
ASUS construction expenses	13,426	19,232	(5,806)	-30.2%
Net gain on sale of property	—	(594)	594	-100.0%
Total operating expenses	187,330	175,525	11,805	6.7%

OPERATING INCOME	47,186	51,833	(4,647)	-9.0%

OTHER INCOME AND EXPENSES
Interest expense	(16,100)	(16,413)	313	-1.9%
Interest income	1,429	1,742	(313)	-18.0%
Other	91	234	(143)	-61.1%
	(14,580)	(14,437)	(143)	1.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	32,606	37,396	(4,790)	-12.8%

Income tax expense	13,467	15,461	(1,994)	-12.9%

NET INCOME	$19,139	$21,935	$(2,796)	-12.7%

Net income for the nine months ended September 30, 2008 was $19.1 million, equivalent to $1.10 per common share on a basic and fully diluted basis, compared to $21.9 million or $1.26 per basic and fully diluted common share for the nine months ended September 30, 2007, respectively. Impacting the comparability in the results of the two periods on a fully diluted per share basis are the following significant items:

•                  An unrealized gain on purchased power contracts which increased pretax income during the nine months ended September 30, 2008 by $766,000, or $0.03 per share, as compared to $1.6 million, or $0.05 per share, for the same period in 2007, a net decrease of $0.02 per share.

•                  The dollar water margin increased by $8.2 million, or $0.28 per share, during the nine months ended September 30, 2008 due to increased water rates approved by the CPUC subsequent to September 30, 2007 and a favorable supply mix change.  However, this increase was partially offset by a decrease in water consumption. Increased water rates partially offset by higher water supply costs contributed $0.44 per share to earnings while an approximately 6% decrease in water usage during the nine months ended September 30, 2008 resulted in a $6.5 million decrease in water revenues, or $0.16 per share. The 2007 results benefited from lower than average precipitation, while the 2008 water revenues were impacted by the effects of state-wide customer conservation efforts.

•                  Pretax operating income for contracted services declined by $6.2 million, or $0.21 per share, during the nine months ended September 30, 2008 due primarily to a  $20.6 million wastewater  expansion project in 2007 at Fort Bliss.  ASUS recognized pretax operating income of $4.9 million from the wastewater expansion project during the nine months ended September 30, 2007.  There was no similar significant project during the nine months ended September 30, 2008.  Higher administrative and general expenses as well as contract losses also contributed to the decrease in ASUS’ pretax operating income.

•                  GSWC recorded a net gain on sale of property of $594,000, or $0.02 per share, during the nine months ended September 30, 2007.  There was no similar gain in the same period of 2008.

•                  GSWC recorded $480,000 in interest income, or $0.02 per share, during the second quarter of 2008 in connection with the IRS’s examination of the 2002 income tax return.

•                  Higher other expenses at GSWC in 2008 primarily consisting of administrative,  general and depreciation expenses as described below, contributed to an overall decrease of $0.21 per diluted share to the results of operations.

Operating Revenues

Water

For the nine months ended September 30, 2008, revenues from water operations increased by 5.8% to $186.8 million, compared to $176.6  million for the nine months ended September 30, 2007. Contributing to this increase were rate increases approved by the CPUC subsequent to September 30, 2007, which added approximately $16.1 million to water revenues during the nine months ended September 30, 2008.  In addition, during the third quarter of 2008, GSWC recorded $541,000 of additional revenues in connection with Region III’s rehearing, previously discussed. These increases were partially offset by a decrease of approximately 6% in water consumption due to conservation during 2008 which caused water revenues to be lower by approximately $6.5 million.  Differences in temperature and rainfall in Registrant’s service areas as well as the effects of state-wide customer conservation efforts , impact  the volume of water sold to customers causing fluctuations in Registrant’s revenues and earnings between comparable periods.

Electric

For the nine months ended September 30, 2008, revenues from electric operations increased by 1.6% to $21.8 million compared to $21.4 million for the nine months ended September 30, 2007 due to an increase of 0.6% in electric usage.   In addition, electric revenues in 2007 were lower due to the initial recording in the third quarter of 2007 of a regulatory liability totaling $442,000 for probable refunds to customers related to an overcollection of the total costs associated with the 8.4MW natural gas-fueled generation plant.  These increases were partially offset by lower connections and reconnection fees.

Contracted Services

Revenues from contracted services are composed of construction revenues and management fees for operating and maintaining the water and/or wastewater systems at military bases. For the nine months ended September 30, 2008, revenues from contracted services decreased by $3.4 million, or 11.6%, to $25.9 million compared to $29.3 million for the nine months ended September 30, 2007 primarily due to revenues in 2007 related to the wastewater expansion project at Fort Bliss, previously discussed.  This special project, which began in early 2007, generated $20.6 million of construction revenues for the nine months ended September 30, 2007.  The project was completed in August 2007. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods. The year over year revenue decrease resulting from this special project was partially offset by an increase of $4.8 million in construction revenues at Fort Lee in Virginia due to a modification and special project at that base.  There were also additional revenues totaling $6.7 million during 2008 generated from operating and maintaining the water and wastewater systems under the two new contracts in North Carolina and South Carolina, both of which began during the first quarter of 2008.  Finally, there was an increase in construction revenues of $5.2 million at the other military bases pursuant to the 50-year firm-fixed price contracts at these bases during the nine months ended September 30, 2008.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessment and water supply cost balancing accounts. Supply costs for the electric segment consist of power purchased for resale (including the cost of natural gas) and the electric supply cost balancing accounts. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved. However, this measure, which is not presented in accordance with GAAP may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 32.5% and 33.3% of total operating expenses for the nine months ended September 30, 2008 and 2007, respectively. The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the nine months ended September 30, 2008 and 2007 (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$186,824	$176,598	$10,226	5.8%
WATER SUPPLY COSTS:
Water purchased (1)	$36,119	$35,690	$429	1.2%
Power purchased for pumping (1)	7,819	8,308	(489)	-5.9%
Groundwater production assessment (1)	8,056	7,494	562	7.5%
Water supply cost balancing accounts (1)	(3,510)	(5,079)	1,569	-30.9%
TOTAL WATER SUPPLY COSTS	$48,484	$46,413	$2,071	4.5%
WATER MARGIN (2)	$138,340	$130,185	$8,155	6.3%
PERCENT MARGIN - WATER	74.0%	73.7%

ELECTRIC OPERATING REVENUES (1)	$21,754	$21,413	$341	1.6%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$10,179	$10,372	$(193)	-1.9%
Electric supply cost balancing accounts (1)	2,241	1,628	613	37.7%
TOTAL ELECTRIC SUPPLY COSTS	$12,420	$12,000	$420	3.5%
ELECTRIC MARGIN (2)	$9,334	$9,413	$(79)	-0.8%
PERCENT MARGIN - ELECTRIC	42.9%	44.0%

(1)

As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled ($1,269,000) and ($3,451,000) for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts or other operating expenses.

For the nine months ended September 30, 2008, 41.6% of  GSWC’s water supply mix was purchased as compared to 42.4% purchased for the nine months ended September 30, 2007. Because the cost of water purchased is generally higher than pumped water from GSWC’s wells, this change in mix resulted in a slight improvement in water’s percent margin in 2008 compared to the same period in 2007.

Purchased water costs for the nine months ended September 30, 2008 increased slightly by 1.2%.  The increase in purchased water due to higher water rates charged from wholesale suppliers was offset by lower customer usage and the slight favorable change in the supply mix discussed above.   In general, the supply cost balancing account as discussed above allows GSWC to track incremental rate changes from suppliers for future recovery in water rates.  The favorable change in the supply mix allowed GSWC to serve a portion of the increased customer demand from groundwater production rather than wholesale purchases, primarily because of the return to service or replacement of wells which had been removed from service as a result of water quality issues and mechanical problems.

For the nine months ended September 30, 2008, the decrease of 5.9% in power purchased for pumping was principally due to lower customer demand, partially offset by a favorable change in the supply mix, as discussed above.  Groundwater production assessments were higher by 7.5% due to a favorable change in supply mix and increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2007 and 2008.  Average pump tax rates increased in Regions II and III by approximately 3% and 6%, respectively, between the two periods.  These increases in groundwater production assessments were partially offset by lower customer demand.  Again, the supply cost balancing account tracks the increases in pump tax rates for future recovery in water rates.

An increase of $1.6 million in the water supply cost balancing account provision during the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily caused by: (i) a $1.4 million increase in the amortization of the water supply cost balancing accounts; (ii) a net decrease totaling $114,000 of under-collections in 2008 compared to the same period in 2007 caused by recent CPUC decisions that updated the authorized rates for supply costs, therefore, lowering the level of under-collections being recorded, and (iii) a $257,000 decrease in interest earned on the supply cost balancing accounts.  These increases to the water supply cost balancing account provision were offset by the recording of a $181,000 net under-collection adjustment relating to Region III’s pre-2001 supply costs which were approved by the CPUC in May of 2008.  Upon approval by the CPUC, a regulatory asset was established for these previously incurred supply costs.

For the nine months ended September 30, 2008, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 1.9% to $10.2 million compared to $10.4 million for the nine months ended September 30, 2007 reflecting an increase in sales of surplus power to the spot market at higher energy prices.   Income from the spot market sales for the nine months ended September 30, 2008 decreased the cost of power purchased for resale and increased the electric supply cost balancing account provision, respectively, with no impact to the electric margin.

Unrealized (Gain) Loss on Purchased Power Contracts

Unrealized (gain) and loss on purchased power contracts represent gains and losses recorded for GSWC’s purchased power agreements with Morgan Stanley Capital Group, Inc. The $766,000 pretax unrealized gain on purchased power contracts for the nine months ended September 30, 2008 is due to an increase in the current forward market prices since December 31, 2007. There was a $1.6 million pretax unrealized gain on purchased power contracts for the nine months ended September 30, 2007. Unrealized gains and losses at BVES will continue to impact earnings during the remaining life of the contract, which terminates at the end of 2008.  As of September 30, 2008, there is a cumulative unrealized loss of $788,000 which will be recognized as an increase to income by December 31, 2008.

Other Operating Expenses

The primary components of other operating expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the nine months ended September 30, 2008 and 2007, other operating expenses by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water Services	$16,652	$16,381	$271	1.7%
Electric Services	1,666	1,375	291	21.2%
Contracted Services	4,097	2,404	1,693	70.4%
Total other operating expenses	$22,415	$20,160	$2,255	11.2%

For the nine months ended September 30, 2008, other operating expenses for water services increased by $271,000, or 1.7%, due primarily to an increase: (i) in labor costs of $588,000 due to higher wages and related benefits, and an overall increase in employees; (ii) of $167,000 in bad debt expense; and (iii) of $126,000 in outside consulting services.   These increases were partially offset by a decrease of $570,000 due to lower water treatment and chemical costs, including the removal of nitrate and perchlorate at various groundwater treatment plants that occurred in 2007.

There was an increase of $291,000 in other operating expenses for electric services primarily due to higher wages and related benefits of $167,000, as well as an increase of $89,000 in bad debt expense.

Contracted services experienced increases in other operating expenses of $1.7 million primarily due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, other operating expenses increased by $2.5 million during the nine months ended September 30, 2008.  These increases were partially offset by decreases at the other military bases during 2008 resulting from lower outside services of $817,000 primarily paid to the subcontractor that  provided wastewater services to certain of ASUS’ subsidiaries. On January 31, 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases owned and operated by ASUS and any of its present and/or future subsidiaries.  For the nine months ended September 30, 2008, most of these services were performed internally at lower cost some of which is recorded in labor costs within maintenance expense.  There was also a decrease of $157,000 in bad debt expense.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses. For the nine months ended September 30, 2008 and 2007, administrative and general expenses by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water Services	$33,484	$30,789	$2,695	8.8%
Electric Services	4,753	4,104	649	15.8%
Contracted Services	7,840	3,567	4,273	119.8%
Total administrative and general expenses	$46,077	$38,460	$7,617	19.8%

For the nine months ended September 30, 2008, administrative and general expenses increased by $2.7 million in water services compared to the nine months ended September 30, 2007 due primarily to an increase of $2.3 million in labor costs and other miscellaneous employee benefits due to higher wages largely related to Registrant’s annual performance-based salary review program and an increase in overall  employees.  There was also $585,000 of additional compensation expense relating to the resignation of a GSWC officer effective September 26, 2008.  These increases were partially offset by decreases in various other administrative and general expenses.

For the nine months ended September 30, 2008, administrative and general expenses increased by $649,000 in electric services compared to the nine months ended September 30, 2007 due primarily to an increase of $807,000 in allocation of costs from the corporate headquarters’ to BVES.  Labor costs and employee related benefits also increased by $161,000.  These increases were partially offset by a decrease of $260,000 in outside consulting and legal services.

There was an increase of $4.3 million in contracted services administrative and general expenses due primarily to an increase of $2.8 million associated with the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008, including allocations from ASUS’ headquarters and the General Office headquarters.  There were also increases at the other bases including: (i) an increase of approximately $365,000 in outside services for legal and consulting work, including costs incurred in connection with a business acquisition, discussed previously; (ii) an approximate $1.1 million increase in labor and employee benefit costs, and (iii) a charge of $213,000 relating to that business acquisition and the related settlement of the preexisting relationship between ASUS and its wastewater subcontractor.

Depreciation and Amortization

For the nine months ended September 30, 2008 and 2007, depreciation and amortization by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water Services	$21,471	$19,841	$1,630	8.2%
Electric Services	1,657	1,631	26	1.6%
Contracted Services	357	144	213	147.9%
Total depreciation and amortization	$23,485	$21,616	$1,869	8.6%

For the nine months ended September 30, 2008, depreciation and amortization expense for water and electric services increased by $1.7 million to $23.1 million compared to $21.5 million for the nine months ended September 30, 2007 reflecting, among other things, the effects of closing approximately $55.2 million of additions to utility plant during 2007, depreciation on which began in January 2008.  There were also changes to the composite depreciation rates approved by the CPUC. Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There was also an increase in depreciation and amortization expense for contracted services due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, depreciation and amortization expense increased by $87,000 during the nine months ended September 30, 2008.  There were also increases at the other military bases due to the addition of fixed assets.

Maintenance

For the nine months ended September 30, 2008 and 2007, maintenance expense by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water Services	$10,031	$10,462	$(431)	-4.1%
Electric Services	590	474	116	24.5%
Contracted Services	1,948	287	1,661	578.7%
Total maintenance	$12,569	$11,223	$1,346	12.0%

For the nine months ended September 30, 2008, maintenance expense for water services decreased by $431,000 to $10.0 million compared to $10.5 million for the nine months ended September 30, 2007 due principally to a decrease in emergency maintenance on GSWC’s wells and water supply sources in its Region II service area.  Region II’s maintenance expense decreased by $832,000.  This decrease was partially offset by an increase of $614,000 in maintenance expense at Regions I and III.

There was an increase of $116,000 in maintenance for electric services related to the 8.4 MW natural gas-fueled generation plant.

There was an increase of $1.7 million in contracted services maintenance expense due primarily to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008, which added $1.3 million in maintenance expense for the nine months ended September 30, 2008.  The level of maintenance costs at these bases also reflects the age and condition of the  infrastructure at these bases.  There was also increased maintenance expense of $343,000 at the other bases due primarily to higher internal labor costs which substituted for the subcontractor that provided wastewater services to these ASUS subsidiaries.  As previously mentioned, in January 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases owned and operated by ASUS.

Property and Other Taxes

For the nine months ended September 30, 2008 and 2007, property and other taxes by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water Services	$8,021	$7,811	$210	2.7%
Electric Services	361	701	(340)	-48.5%
Contracted Services	838	81	757	934.6%
Total property and other taxes	$9,220	$8,593	$627	7.3%

For the nine months ended September 30, 2008, overall property and other taxes for water and electric services decreased by $130,000.  Additional property taxes resulting from higher assessed values and increases in payroll taxes based on increased labor costs, were partially offset by lower franchise fees at BVES.

Property and other taxes were higher in contracted services due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, property and other taxes increased by $275,000 during the nine months ended September 30, 2008. There was also an increase of $364,000 in gross receipt taxes primarily related to the ODUS military bases in Virginia due in part to an increase in gross revenues.

Construction Expenses

For the nine months ended September 30, 2008, ASUS’ construction expenses decreased to $13.4 million compared to $19.2 million for the same period in 2007 reflecting primarily the costs incurred in 2007 for the wastewater expansion project at Fort Bliss.   For the nine months ended September 30, 2007, this project generated $15.7 million in construction expenses.  The project was completed in August 2007. The decrease in construction expenses because of this project was partially offset by other smaller construction projects during the nine months ended September 30, 2008.  There was also an increase in construction expenses due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, construction expenses increased by $2.4 million during the nine months ended September 30, 2008, including $385,000 for emergency construction at PSUS to address pre-existing conditions not anticipated in the contract and for which ASUS is pursuing recovery from the U.S. government and $397,000 in anticipated losses associated with certain initial capital upgrade projects.

Net Gain on Sale of Property

For the nine months ended September 30, 2007, water services recorded a net pretax gain of $594,000 on the sale of property primarily related to a gain of $325,000 relating to GSWC’s sale of a parcel of land to the Los Angeles Unified School District for the purpose of constructing a high school.  There was also a pretax gain of $238,000 on the sale of property it owned in the City of Claremont. There were no similar gains in the same period of 2008.  Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the nine months ended September 30, 2008 and 2007, interest expense by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water and Electric Services	$15,456	$15,592	$(136)	-0.9%
Contracted Services	644	821	(177)	-21.6%
Total interest expense	$16,100	$16,413	$(313)	-1.9%

For the nine months ended September 30, 2008, overall interest expense decreased by 1.9% to $16.1 million compared to $16.4 million for the nine months ended September 30, 2007 primarily reflecting lower short-term interest rates.  The average interest rate on short-term borrowings for the nine months ended September 30, 2008 was 3.4%, as compared to an average of 6.1% during the same period of 2007. This was partially offset by an increase in short-term borrowings. Average bank loan balances outstanding under an AWR credit facility for the nine months ended September 30, 2008 were approximately $51.8 million, as compared to an average of $31.7 million during the same period of 2007.

Interest Income

For the nine months ended September 30, 2008 and 2007, interest income by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water and Electric Services	$1,424	$1,723	$(299)	-17.4%
Contracted Services	5	19	(14)	-73.7%
Total interest income	$1,429	$1,742	$(313)	-18.0%

Interest income for water and electric services decreased by 17.4% due to less interest earned on short-term cash surplus and a decrease of $460,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC due to lower interest rates.  These decreases were partially offset by the recording of $480,000 in interest income during the second quarter of 2008 in connection with the IRS’s examination of the 2002 income tax return.

Other

For the nine months ended September 30, 2008 and 2007, water services recorded other income of $91,000 and $234,000, respectively, as a result of  a non-operating equity investment.

Income Tax Expense

For the nine months ended September 30, 2008 and 2007, income tax expense by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2008	9/30/2007	CHANGE	CHANGE
Water and Electric Services	$14,714	$14,423	$291	2.0%
Contracted Services	(1,247)	1,038	(2,285)	-220.1%
Total income tax expense	$13,467	$15,461	$(1,994)	-12.9%

For the nine months ended September 30, 2008, income tax expense for water and electric services increased by 2.0% to $14.7 million compared to $14.4 million for the nine months ended September 30, 2007 due primarily to an increase in pretax income.  The ETR for water and electric services for the nine months ended September 30, 2008 was 41.1% as compared to a 41.7% ETR applicable to the nine months ended September 30, 2007.  The ETR deviates from the federal  statutory rate primarily due to state taxes and the changes between book and taxable income that are treated as flow-through adjustments (principally plant, rate case and compensatory in nature) in accordance with regulatory requirements.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services decreased to a tax benefit of $1.2 million compared to tax expense of $1.0 million for the nine months ended September 30, 2007 due primarily to a decrease in pretax income.  The ETR for contracted services for the nine months ended September 30, 2008 was 38.9% as compared to a 36.7% ETR applicable to the nine months ended September 30, 2007.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. These judgments are based on AWR’s historical experience, terms of existing contracts and AWR’s observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

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

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that AWR no longer has access to the capital markets at reasonable terms, Registrant has access to a revolving credit facility that is currently utilized to support operations.  On August 25, 2008, AWR amended its $85 million syndicated credit facility, to increase the aggregate bank commitments by $30 million to $115 million. Up to $20 million of this facility may be used for letters of credit. As of September 30, 2008, an aggregate of $65.5 million in cash borrowings were included in current liabilities and approximately $11.1 million of letters of credit were outstanding under this facility.  As of September 30, 2008, AWR has $38.4 million available to borrow under the credit facility.  AWR also has a Registration Statement on file with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of September 30, 2008, $156.5 million was available for issuance under  Registration Statements.  Of this amount, $6.5 million is available under a registration statement that will expire on November 30, 2008 and the remainder is available under a registration statement that will expire in August 2009.  AWR is planning on issuing common  shares over the next twelve months depending on market conditions.    Proceeds from the issuance of common  shares are expected to be used to pay down short-term borrowings.

The expansion of the credit line allows time to explore other opportunities in the debt and equity markets. Registrant believes that AWR’s sound capital structure and “A” stable credit rating, combined with its financial discipline, will enable AWR to access debt and/or equity markets. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case Registrant may choose to temporarily reduce its capital spending.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of the California tests, at September 30, 2008, approximately $127.3 million was available from the retained earnings of GSWC to pay dividends to AWR.  GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $234.8 million was available to pay dividends to AWR as of September 30, 2008. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  Dividends in the amount of $8.8 million were paid to AWR by GSWC during the nine months ended September 30, 2008.  Dividends in the amount of $12.9 million were paid to AWR by GSWC during the nine months ended September 30, 2007.

AWR has paid common dividends for over 75 consecutive years.  On October 31, 2008, AWR declared a regular quarterly dividend of $0.250 per Common Share. The dividend, totaling approximately $4.3 million, will be paid on December 1, 2008 to common shareholders of record at the close of business on November 12, 2008.  During the nine months ended September 30, 2008 and 2007, AWR paid quarterly dividends to shareholders, totaling approximately $12.9 million or $0.750 per share and $12.0 million or $0.705 per share, respectively.  AWR presently intends to continue paying quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and potential market interest rate increases. AWR believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

Due to recent market events, the fair value of the plan assets for the pension and postretirement plans have declined since December 31, 2007.   Lower plan asset values will: (i) result in an increase in AWR’s underfunded positions on the balance sheet with a corresponding increase in  regulatory assets for pensions and other postretirement obligations at year-end; (ii) potentially increase pension and postretirement expense in the next fiscal year, to the extent the effects are not offset by the effects of a change in the discount rate, and (iii)  may require greater cash contributions  in 2009.  AWR will also review the appropriateness of its expected long-term rate of return on plan assets to be used at the next measurement date (December 31, 2008) to determine the expected return on assets component of expense for  2009.

In August 2008, Standard & Poor’s reaffirmed a rating of “A Stable” for both AWR and GSWC. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

Cash Flows from Operating Activities:

Registrant’s future cash flows from operating activities will be affected by utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure at the different military bases, timely redetermination of prices and requests for equitable adjustments of prices and timely collection of payments from the U.S. government.

Cash flows from non-regulated subsidiaries would be adversely impacted if the U.S. government were to exercise its offset rights for the $7.5 million penalty assessed by the U. S. Army for the alleged failure to meet small business subcontractor goals at Fort Bliss.  FBWS has filed a Notice of Appeal of this assessment stating its disagreement with the position taken by the U.S. Army.  The U.S. Army has responded to the appeal and has disagreed with all of FBWS’ assertions.  The parties have each served written discovery on the opposing party and responses have been provided to each respective party. On July 15, 2008, the government filed a motion for partial summary judgment.  The motion asks the Armed Services Board of Contract Appeals (the “Appeals Board”) to rule that the liquidated damages assessed against FBWS are not barred by cases finding that liquidated damages which far exceed actual damages are a “penalty” and, therefore, are unenforceable.  On October 15, 2008, the Appeals Board judge conducted a status conference with the parties at which they were asked to consider alternative dispute resolution (“ADR”).  Both FBWS and the Government agreed to utilizing non-binding ADR to attempt to resolve this claim.  Dates for ADR have tentatively been set for February 3 - 5, 2009.   Pending the results of ADR, the motion for summary judgment is on hold.  Should ADR be unsuccessful, the Appeals Board judge has indicated that a hearing on the issues would likely be scheduled in the third quarter of 2009.

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. As previously mentioned,  AWR amended its $85 million syndicated credit facility, to increase the aggregate bank commitments by $30 million to $115 million. Registrant will continue to seek access to debt and equity capital markets to meet future operating requirements and capital expenditure requirements.  There can be no assurance that Registrant will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in the regulatory environments.

Taking into account the factors noted above, Registrant also obtains cash from non-operating sources such as the proceeds from debt issuances, customer advances for and contributions in aid of construction and equity offerings, discussed below in financing activities.

Net cash provided by operating activities was $43.3 million for the nine months ended September 30, 2008 as compared to $42.2 million for the same period ended September 30, 2007. The overall increase of $1.1 million was primarily attributable to the timing of cash disbursements made to subcontractors used by ASUS which contributed to an overall increase in accounts payable of $4.9 million.  There was also an increase of $4.4 million in billings in excess of costs and estimated earnings on uncompleted contracts collected during the nine months ended September 30, 2008 from the U.S. government, primarily at Fort Jackson and Fort Bragg. These increases were offset by a $5.2 million increase in ASUS’ costs and estimated earnings in excess of billings on uncompleted contracts during the nine months ended September 30, 2008.  This was caused primarily by an increase in construction activities at Andrews Air Force Base that will be billed and collected in future periods.  The timing of cash receipts and disbursements related to other working capital items, including rate recovery from customers of  regulatory assets, also affected the changes in net cash provided by operating activities.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations as adjusted by changes in working capital in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of construction expenditures at GSWC, increased to $61.3 million for the nine months ended September 30, 2008 as compared to $32.2 million for the same period in 2007. This increase was primarily due to higher construction expenditures totaling $26.2 million consistent with Registrant’s capital investment plan for 2008.  Also in 2008, ASUS completed the acquisition of substantially all of the net assets of the subcontractor that provided the wastewater services to ASUS’ subsidiaries at military bases for an aggregate purchase price of $2.3 million related to the net assets.  In 2007, cash used in investing activities also included proceeds received on the sale of property.  There were no proceeds received on the sale of property during 2008.

Cash flows used in investing activities are expected to rise during 2008 as construction expenditures are expected to be approximately $65 million to $75 million during 2008. Registrant intends to invest capital prudently to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where  infrastructure is replaced, as needed, and major capital investment projects, where  new water treatment and delivery facilities will be constructed.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

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

Net cash provided by financing activities was $17.5 million for the nine months ended September 30, 2008 as compared to net cash used of $9.6 million for the same period in 2007. The increase of $27.1 million in net cash provided by financing activities was primarily caused by an increase of $28.3 million in notes payable to banks to fund operations.  This increase was partially offset by an increase of $894,000 in dividends paid to AWR’s shareholders and a decrease of $2.4 million in the proceeds from stock option exercises.

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

GSWC also has a Registration Statement on file with the SEC for issuance from time to time, of up to $100 million of debt securities. As of September 30, 2008, $50 million remained for issuance under this Registration Statement, which will expire on November 30, 2008.  GSWC expects to file a new shelf registration statement with the SEC prior to the end of the year.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $45.0 million for the nine months ended September 30, 2008 as compared to $38.5 million for the same period in 2007. The increase of $6.5 million is primarily attributable to the timing of cash receipts and disbursements related to working capital items affecting the changes in net cash provided by operating activities, including rate recovery from customers of GSWC’s  regulatory assets.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations as adjusted by changes in working capital in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities increased to $55.5 million for the nine months ended September 30, 2008 as compared to $30.9 million for the same period in 2007. This increase was due to higher capital expenditures consistent with GSWC’s 2008 capital improvement plan. In 2007, cash used in investing activities also included proceeds received on the sale of property.  There were no proceeds received on the sale of property during 2008.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $9.6 million for the nine months ended September 30, 2008 as compared to net cash used of $7.0 million for the same period in 2007. The increase in net cash provided by financing activities was primarily due to the issuance of 12 additional GSWC Common Shares to AWR for $30.0 million.  GSWC used the proceeds to pay down intercompany debt owed to AWR.  Accordingly, there was a $16.9 million decrease in the net change in intercompany borrowings.  There was also a $4.1 million decrease in dividends paid to AWR.

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

There have been no material changes to AWR’s contractual obligations and other commitments since December 31, 2007. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation–Contractual Obligations, Commitments and Off Balance Sheet Arrangements” of the Registrant’s Form 10-K for the year-ended December 31, 2007 for a detailed discussion of contractual obligations and other commitments.

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

GSWC is required to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC’s typically include an increase in the first test year with inflation rate adjustments for the second and third years of the GRC cycle. Rates are based on a forecast of expenses and capital costs for the test year. According to the CPUC’s new water rate case plan adopted in May 2007, GSWC will migrate to a rate case schedule that brings all three Regions of GSWC within a single triennial rate case.  Starting with the filing made on July 1, 2008, GSWC’s Regions II and III plus the general office will undergo rate review in a single case. Region I’s most recent rate case was decided on January 31, 2008,  GSWC will file its next rate case  for Region I in January 2010, for rates in years 2011 and 2012.  GSWC will then file for all three regions in July 2011 for years 2013, 2014, and 2015. According to the new rate case schedule, all Regions will then be reviewed in a single case for the ensuing three-year cycle.  The new consolidated GRC is expected to have an 18-month processing schedule. In California, rates may also be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two- to four- month regulatory processing lag.

Under the new rate case plan adopted by the CPUC in May 2007, GSWC filed a separate application to review the rate of return authorized by the CPUC.  In prior years, the rate of return was determined as part of the general rate case process along with all other operating costs.  This new procedure to separate the rate of return from the general rate case is the same process that the CPUC utilizes to determine the rate of return for energy companies under CPUC jurisdiction.  GSWC filed its first cost of capital application under the new rate case plan on May 1, 2008.  The application requests the CPUC to adopt a new rate of return on rate-base (“RORB”) of 10% on average for calendar years 2009, 2010, and 2011, based on a return on equity (“ROE”) of 12.1%.  According to the rate case plan, the CPUC intends to process the cost of capital proceeding in six months, at which time, the rate of return authorized by the CPUC will be implemented into rates on a company-wide basis.  If approved as filed, the new adopted ROE and RORB are expected to generate approximately $12 million of additional annual revenue in 2009.   The scoping memo for this proceeding has been bifurcated into two phases.  Phase I will establish ROE’s for the utilities in the case.  Phase II will address automatic adjustment mechanisms for ROE/RORB between rate cases.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do, however, regulate certain transactions between GSWC and its affiliates.  In addition, ASUS’ subsidiaries are regulated by their respective commissions in the state in which they operate.  However, the amounts charged by the subsidiaries of ASUS for water and wastewater services at military bases are based upon the terms of 50-year contracts with the U.S. government and supplemental fixed price construction contracts. The operations and maintenance contracts provide that prices will be redetermined at the end of two years after commencement of operations at each military base and every three years thereafter. In addition, prices may be equitably adjusted for changes in law, wage and benefit increases and other circumstances.  ASUS has, however, experienced delays in the redetermination of rates.  For the supplemental construction contracts, prices may be changed through the change order process if significant unforeseen issues arise during the construction process.

Recent Changes in Rates

Rate increases in 2008:

In January 2008, the CPUC approved rate increases for the seven ratemaking areas in the Region I customer service area. The authorized rate increases will provide GSWC additional annual revenues of approximately $6.4 million in 2008 based on an authorized ROE of 10.2%. The new rates were effective January 1, 2008.  On March 3, 2008, the Division of Ratepayer Advocates (“DRA”) filed an application for rehearing of the Region I GRC decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  GSWC is not able to predict the outcome of this matter.  In September 2008, the CPUC granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.7 million of costs incurred in connection with the La Serena Plant Improvement Project.  The project is currently in rate base and the earnings have been included in rates since January 1, 2008.  At this time, management believes it is probable that the costs of this project will be allowed to remain in rate base.  The final resolution of this issue is expected as part of the Region II and III current general rate case and  that is expected to be decided in the fourth quarter of 2009.

In January 2008, the CPUC also approved attrition year rate increases for Regions II and Region III customer service areas effective January 1, 2008. The authorized rate increases  are expected to provide GSWC additional annual revenues of approximately $3.6 million for Region II representing the second year of a three-year rate case increase approved by the CPUC in 2007. The increase of approximately $3.0 million for Region III is the third year of a three-year rate increase approved in 2006.

The combined rate increases for Regions I, II and III are designed to generate approximately $13.0 million annually, based upon normalized sales levels approved by the CPUC, effective January 1, 2008.

Rate increases in 2007:

In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses at the Corporate Headquarters. The rate increases for the Corporate Headquarters’ expenses would also increase Region III rates for 2007.  Due to delays in issuing a decision on these applications, the CPUC had previously approved interim rate increases totaling $1.2 million and $135,000 for Region II and Region III, respectively, that became effective January 1, 2007. On November 16, 2007, the CPUC approved the general rate increases for the Region II service area and additional rate increases in Region II and III to recover general office expenses at the Corporate Headquarters.   Based on the decisions issued by the CPUC on November 16, 2007, the approved revenue increases for 2007 were approximately $6.4 million for Region II and approximately $3.0 million to recover Corporate Headquarters’ expenses allocated to Region III.  The rate increases were retroactive to January 1, 2007.   Accordingly, during the fourth quarter of 2007, GSWC recorded the revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 to the implementation of the authorized rates.  This resulted in the recording of a $7.2 million regulatory asset and corresponding increase in revenues during the fourth quarter of 2007.  A surcharge was implemented in the first quarter of 2008 to begin recovering this amount from customers.

For GSWC’s Region III rate case approved by the CPUC on January 12, 2006, the CPUC also approved the second year increases for Region III in an estimated amount of approximately $2.3 million, effective January 1, 2007. Based on certain corrections to the rate calculation, GSWC also filed an Application for Rehearing to request additional revenues in connection with the January 2006 decision.  On July 31, 2008, the CPUC adopted a stipulation jointly filed by GSWC and DRA.  The stipulation addressed all of the pending issues including proposing a 12-month surcharge enabling GSWC to recover revenues of approximately $541,000 for the period January 1, 2006 through May of 2008.  In addition, it was stipulated that tariffs in Region III should be adjusted for additional revenues generated from the date the stipulation was approved.  The adjustment  is expected to result in an annual increase in revenues of approximately $226,000.   As a result of the CPUC’s approval, a regulatory asset of $541,000 was established in July 2008 with a corresponding increase to income.  This regulatory asset will be recovered through the 12-month surcharge.

Pending Rate Changes

GSWC

According to the CPUC’s new water rate case plan adopted in May 2007 discussed above, GSWC filed its general rate case for Region II and III plus the general office on July 1, 2008.  The new rates are to be effective for 2010, 2011 and 2012. GSWC filed for revenue increases and if approved as filed, the rate increases for Region II are expected to generate approximately $20.3 million in annual revenues starting in 2010, $2.6 million in 2011 and $4.2 million in 2012, and increases of $30.0 million starting in 2010, $1.7 million in 2011 and $3.7 million in 2012 for Region III.

In June 2008, GSWC’s BVES division filed its general rate case with the CPUC’s electric division.  The filing was the first full general rate case for BVES since 1996.  Costs incurred in connection with the construction of the generating facility are expected to be reviewed by the CPUC as part of the 2008 general rate case.  The filing requests an overall annual revenue increase of $6.8 million.  All of the increase is to the base rate portion of BVES’ rates.  The $6.8 million increase represents an overall increase of approximately 23% over current rates.  BVES has included a request for a phased-in implementation of the rate increase.  The proposed phase in plan would recognize the full rate increase in the first year for financial reporting purposes, but defer the revenue recovery to a subsequent year.  In the application, BVES has requested an ROE of 11.7%.

During the third quarter of 2008, BVES filed a second application to address the revenue requirement for the purchased power component of rates.  DRA has protested the application.   In October 2008,  GSWC executed a new purchased power contract  that will provide power to BVES effective January 1, 2009 at a fixed cost over a five year term. The new contract is subject to CPUC approval.  Once the contract is approved, BVES  intends to file a separate application to incorporate the new costs, including energy purchases and delivery costs, into rates.  The new contract will also be subject to SFAS No. 133 and will require mark-to-market derivative accounting.  BVES expects to make another separate filing requesting the CPUC to authorize the establishment of regulatory asset and liability accounts to offset the entries required by SFAS No. 133.  All unrealized gains and losses generated from the new purchased power contract would be deferred on a monthly basis into the non-interest bearing regulatory accounts that would track the changes in fair value of the derivative throughout the term of the contract.   Upon approval of the new contract by the CPUC, changes in the fair value of the derivative throughout the term of the new contract will be included in the regulatory accounts established and would, as a result, no longer affect GSWC’s earnings.

CCWC

CCWC filed a rate case with the ACC in August 2004 for its water system in Fountain Hills, Arizona. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and generated additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues. During this GRC, CCWC sought to have its rates determined using a fair value rate base. The ACC elected not to use fair value in setting the rates. CCWC appealed ACC’s use of only original cost less depreciation rate base to determine the revenue requirement. Because CCWC’s fair value rate base was higher, the use of original cost exclusively to determine the revenue requirement deprived CCWC of a substantial amount of operating income. Following the approval of this rate case, CCWC filed an appeal with the Arizona Court of Appeals. On February 13, 2007, the Arizona Court of Appeals upheld CCWC’s challenge to the ACC’s failure to use fair value rate base in the determination of operating income. The process the ACC utilized resulted in a lower revenue requirement and was found to be in violation of the Arizona Constitution. However, the Court also held that the ACC’s determination of the return on equity, while not well-explained, was made based on the evidence, was a matter within the agency’s substantial discretion and was lawful.  The ACC decided to not seek review, and the matter was returned to the ACC on remand for modification of the original ACC decision consistent with the decision of the Court of Appeals. Testimony was filed by ACC staff and the Residential Utility Consumer Office.  The ACC conducted evidentiary hearings on the remanded case in January 2008.  The ACC rendered its final decision on July 17, 2008.  The decision reduced the ROE from the 9.3% in the original decision by 200 basis points resulting in a return on fair value rate base of 6.4%.  The net increase in CCWC rates  was $12,000.

During the course of remand proceedings in the 2004 rate case, in the fourth quarter of 2007, CCWC filed its new general rate case with the ACC.  Unlike California, there is not a three-year cycle in Arizona.  The only filing requirement is that a utility cannot have two applications pending at the same time, and the typical rule is that rates should be in effect for one year before filing a new case.  In the 2007 filing, CCWC requested rate increases which are expected to generate approximately $3.1 million in additional annual revenues. The processing of this case was expected to take approximately 18 months.  However, the ACC suspended processing of the 2007 rate case until completion of the proceedings on remand of the 2004 rate case.  As a result of the final determination in the 2004 rate case, CCWC intends to pursue the 2007 case as promptly as possible including a request for interim rates.  As of September 30, 2008, CCWC has $11.3 million of goodwill which may be at risk for potential impairment if the requested  rate increases are not granted by the ACC.

Other Regulatory Matters

Conservation Rate Design and Revenue Adjustment Mechanisms

In February 2007, the CPUC opened an Order Instituting Investigation (“OII”) to Consider Policies to Achieve Conservation Objectives (known as the “Conservation OII”). The Conservation OII’s primary considerations were: (i) the establishment of a WRAM to decouple sales from revenues; (ii) tiered rate design as a means to encourage water conservation; (iii) a modified supply cost balancing account; and (iv) whether the adoption of a revenue adjustment mechanism should affect the authorized ROE. The WRAM and the modified supply cost balancing account are intended to negate any impact on the Company’s earnings from customers’ conservation efforts.  On August 21, 2008, CPUC issued a final decision which authorized GSWC to implement an increasing block rate design in GSWC’s Regions II and III as a means to encourage water conservation. It also directs GSWC to file a tiered rate design for Region I within 20 days of the decision.  GSWC filed the application for tiered rates in Region I.  In addition, GSWC is authorized to establish a WRAM to track revenue shortfalls for subsequent recovery from customers, and a modified supply cost balancing account that would include recovery for changes in water supply mix. The decision further defers to the upcoming cost of capital proceeding, the issue of whether the adoption of the WRAM should affect the water utilities’ ROE.

In accordance with the CPUC’s administrative processing rules, GSWC  intends to implement two-tiered increasing block rates in November 2008 .. During the interim, GSWC  has provided customers with conservation rate notices as a bill insert and  explained to customers the impact of conservation rates on customers’ bills.

Furthermore, the CPUC also approved an advice letter filing to allow GSWC to create and implement a Water Conservation Memorandum Account (“WCMA”) to track the extraordinary expenses and revenue shortfall associated with the conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008.  As of September 30, 2008, approximately $2.2 million of net undercollection has been included in the WCMA.  If approved by the CPUC, GSWC would establish a regulatory asset with a corresponding increase to income.

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

In June 2007, GSWC signed an agreement with the City of Folsom and the City agreed not to contest GSWC’s providing water service to Westborough and relinquished all claims concerning GSWC’s providing water service to the area. As compensation to the City of Folsom to resolve its claim, GSWC has agreed to pay the City of Folsom $550,000. Aerojet will reimburse GSWC for 50%, or $275,000, of the settlement payment. As of September 30, 2008, GSWC has recorded an obligation of $550,000 to the City of Folsom and an additional receivable of $275,000 from Aerojet for the amount to be reimbursed.

During the third quarter of 2007, GSWC filed a second advice letter after resolving the issue with the City of Folsom. That advice letter was subsequently protested by the Sacramento County Water Agency (“SCWA”).  During the second quarter of 2008, the objections raised by SCWA in their protest were removed.

GSWC intends to file again with the CPUC later in 2008 to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development.  The recovery from Aerojet of the $17.5 million in legal and expert costs and accrued interest from January 1, 2004 in the Aerojet litigation, previously discussed, is contingent upon the issuance of land use approvals for development of Aerojet property which includes the Westborough development and the receipt of certain fees in connection with that development.

Supply Cost Memorandum/Balancing Accounts

As permitted by the CPUC, Registrant maintains water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  The supply cost balancing accounts track differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occur when the current cost exceeds the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occur when the current cost of these items is less than the amount in rates.  As of September 30, 2008, there is approximately $12.0 million net under-collection in the water supply cost balancing accounts.  Of this amount, approximately $8.2 million relates to GSWC’s Region III customer service area.  In May 2008, the CPUC approved a surcharge to begin recovering $7.0 million of this under-collection over 24 months.   The remaining $1.2 million for Region III will be included in future filings for recovery.  Further, the remaining $3.8 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I net under-collection of $1.9 million and Region II’s net under-collection of $1.9 million.  Currently, there are surcharges in place in Region I expiring in 2009 and 2010 to recover this under-collection. A surcredit at Region II to refund a previous over-collection expired in August 2008.   During the fourth quarter of 2008, GSWC intends to file for supply expense offsets in Regions II and III to reduce the level of under-collections being accumulated.

Santa Maria Groundwater Adjudication and Memorandum Accounts

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

GSWC has incurred costs of approximately $7.0 million as of September 30, 2008, including legal and expert witness fees, in defending its groundwater supply in the Basin. Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the CPUC’s DRA authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs. GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge was implemented in the third quarter of 2007 for recovery of these costs.

All litigation costs, including interest, that have been incurred since December 31, 2005, totaling approximately $1.5 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  In April 2008, the Administrative Law Judge closed the proceeding without ruling on the stipulation or authorizing recovery of the remaining costs.  The ruling directed GSWC to file a new application.  In accordance with this ruling, GSWC intends to file a new application.  Management believes that these additional costs will be approved and the recovery of these costs through rates is probable.

CPUC Subpoena

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects. The CPUC’s investigation focuses on whether these charges were approved in customer rates and whether they were just and reasonable. In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC. Management cannot predict the outcome of the investigation or audit at this time.

Bear Valley Electric Service

GSWC’s BVES division has been filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC has formally contested the potential penalty reflected in the compliance report. The CPUC has been considering the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES.   On May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES).  The final decision affirmed the renewable obligation targets for the small utilities but also allowed the small utilities to defer compliance under the CPUC’s flexible compliance rules.  BVES will need to continue its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, then BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules.  Because the final decision deferred BVES’ interim target purchase levels for the years 2004 through 2007, management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier. For the 2008 year, BVES is not expecting to meet the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance  rules.  Accordingly, no provision for loss has been recorded in the financial statements as of September 30, 2008.

Customer Information/Customer Relationship Management System (CIS/CRM)

In October 2008, GSWC filed an advice letter with the CPUC requesting authorization to enter into a contract with a vendor to provide implementation services for a new Customer Information/Customer Relationship Management System (CIS/CRM) and to expend funds in excess of the amount authorized previously by the CPUC in 2007.  The revised total cost of the project under the contract is estimated at $11.6 million, before overhead.  At this time, management cannot predict the outcome of this advice letter filing.

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

Drinking Water Standard:

During the first quarter of 2008, one of GSWC’s water systems located in northern California violated a drinking water standard.  GSWC routinely monitors for the presence of drinking water contaminants including total trihalomethanes (“TTHM”).  The TTHM samples taken in the first quarter of 2008 indicated that this water system exceeded the maximum contaminant level (“MCL”) for TTHM. During the first quarter, GSWC implemented various operational changes and conducted increased monitoring over the quarter in an attempt to identify and control the factors leading to the formation of TTHM in the distribution system.  The results of these studies indicate that source water quality is the predominate factor in this situation. Water imported from the Sacramento-San Joaquin Delta experienced salt water intrusion and had high levels of organic compounds from agricultural drainage during the first quarter. These compounds form TTHM during the treatment process.  GSWC has no control over the quality of the source water that is purchased from the Contra Costa Canal.  To remedy the situation,  GSWC increased the purchase of chloraminated water from the Contra Costa Water District beginning in March 2008 and throughout the second and third quarters of 2008.  Chloramination is an accepted and widely used method to mitigate TTHM.  Based on the results of recent compliance samples, GSWC is now in compliance of the TTHM MCL.  GSWC has filed an advice letter with the CPUC to allow the establishment of a memorandum account to recover future additional costs associated with the purchase of chloraminated water.

Environmental Clean-Up and Remediation:

During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”)  located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  The contamination appears to be shallow and likely the result of past corrosion control practices.  An initial investigation and characterization of the contaminated area has been conducted.  However, at this time, GSWC is unable to reasonably estimate the cost of clean-up.  Historically, this type of clean-up cost has been included in rates as approved by the CPUC.

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

Water Supply

State Water Project

GSWC manages a portfolio of water supplies, including groundwater production, use of treated surface water and arrangements with water wholesalers to insure the reliability, quality and affordability of water.  For example, GSWC has contracts with various governmental entities, principally Metropolitan Water District’s member agencies (“MWD”), and other parties to purchase water for distribution to customers.  The MWD is a public agency organized and managed to provide a supplemental, imported supply of water to its member public agencies.  GSWC has connections to MWD’s water distribution facilities and those of member agencies.  The Company purchases MWD water through six separate member agencies aggregating more than 75,000 acre-feet annually. MWD’s principal sources of water are the Colorado River and the State Water Project (“SWP”) which conveys water from northern California.

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

The SWP faces particular challenges to the operation of its pumping plant located at the southern end of the Delta which naturally drains to the Pacific Ocean through the San Francisco Bay. Because of its diversion of water for export to central, coastal and southern California through the pumping plant, the SWP is subject to a variety of operating limitations and permitting processes designed, collectively, to balance the need for water exports with the need to restore and protect the Delta environment.  In late 2007, a Federal judge issued a decision in the case Natural Resources Defense Council v. Kempthorne, Case No. 05-CV-1207 (U.S. Dist. Ct., E.D.) finding, among other things, that the Biological Opinion (“BiOp”) issued by the U.S. Fish and Wildlife Service (the “Service”) was legally insufficient and failed to consider recent declines in delta smelt abundance.  A new BiOp, responsive to recent scientific findings and to the judge’s order,  is expected to be completed by December 15, 2008. The judge  has imposed interim restrictions on pumping until the new BiOp is completed, including significant reductions in deliveries to contractual customers of the SWP, including MWD, of up to 37% of baseline deliveries.  Actual curtailments will depend on weather conditions, fish and flow patterns in the Delta.

The current outlook for increased deliveries on the SWP has not improved. SWP allocations during 2008 have remained at 35% due to the Delta restrictions.  The allocations represent the maximum annual SWP contract portion available to each signatory of the SWP contract during full allocations.  Without the Delta restrictions, DWR has indicated the allocation would have been approximately 50%.  Due to declining storage levels in the State’s reservoirs, current estimates of initial allocations on the SWP for 2009 will be around 10 to 15%, which is the second lowest in history of the SWP.  In February 2008, MWD approved a “Water Supply Allocation Plan.”  Under this plan, the MWD Board can declare a water supply shortage and allocate water to the MWD member agencies.  Depending on weather conditions during winter 2008, such a declaration could occur as early as January 2009.  However, under the current approved plan, the Board would make a determination in April followed by implementation in July.  MWD has indicated that a regional shortage of 10 to 25% or more is possible for 2009.

Approximately 55% of GSWC’s water supply comes from its own groundwater production wells situated throughout its service areas. GSWC owns a total of approximately 118,000 acre-feet of water rights, mostly groundwater, to help meet supply requirements. The Company purchases from the MWD and its member agencies, about 45% of its total demand. In light of restrictions on imported water supplies and drought conditions in southern California, GSWC has been engaging in a comprehensive and on-going assessment of its water rights and groundwater storage assets. In addition, the Company has begun to aggressively pursue voluntary conservation measures among its customers and implement customer education initiatives to help to deal with supply variability and the general scarcity of water supplies.

Weather

Water supply and revenues at GSWC and CCWC are significantly affected, both in the short-run and long-run, by changes in weather and climate conditions.

In June, 2008, Governor Arnold Schwarzenegger issued an executive order declaring a statewide drought, which directed state agencies and departments to take immediate action to address the serious drought conditions and water delivery reductions that exist in California.  In July 2008, the Governor and Senator Dianne Feinstein proposed a compromise plan to the legislature to update California’s water system that would put the state on the path toward restoring the Sacramento-San Joaquin Delta, expanding water supplies and promoting conservation efforts that will ensure a clear, reliable water supply for California.

In September, 2008 the Governor’s office issued the following statement reaffirming the severe drought conditions as stated previously on the June 2008 press release: “California’s drought is impacting our economy, our agriculture and our families, and an end to these dry conditions is nowhere in sight.  We are facing the potential for another dry year in 2009, which is why the Administration is actively planning for an ongoing drought and working to alleviate the effects of the state’s dry conditions.  The Water Bank program will be providing water to communities who need it most.”

The above average precipitation level in early 2008 in California was offset by dry weather experienced since March of 2008.  The precipitation level in the State for the three months ended September 30, 2008 was 0.21 inches, which was lower than the 10-year average precipitation of 0.51 inches for the same period.  The precipitation level for the month of September 2008 was only 0.01 inches, the driest such month on record for the past 113 years.  The U.S. Seasonal Drought Outlook’s October 2, 2008 publication forecasted little rainfall across California and that drought conditions would likely improve in the northwestern part of the State, while in other parts of the State the drought  would continue to persist or intensify.

GSWC is investing in infrastructure improvements to protect water supplies from source to tap and encouraging its customers to conserve.  GSWC intends to implement an increasing block rate design as a means to encourage water conservation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, and commodity price risks primarily relating to changes in the market price of electricity. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices. There have been no material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2007. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the third quarter of 2008.  The following table provides information about repurchases of common shares by AWR during the third quarter of 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
July 1 - 31, 2008	146		$34.25	—	NA
August 1 - 31, 2008	41		$38.54	—	NA
September 1 - 30, 2008	2,542		$38.14	—	NA
Total	2,729	(2)	$37.93	—	NA	(3)

(1)	None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)

Of this amount, 1,746 common shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan. The remainder of the common shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)	None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted during the third quarter of the 2008 fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information

(a)          On October 31, 2008, the Board of Directors of AWR declared a regular quarterly dividend of $0.250 per common share. The dividend will be paid December 1, 2008 to shareholders of record as of the close of business on November 12, 2008.

(b)         There have been no material changes during the third quarter of 2008 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

(1)          Filed concurrently herewith

(2)          Furnished concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY
and its subsidiary
GOLDEN STATE WATER COMPANY

By:	/s/ Eva G. Tang
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

Dated: November 7, 2008