Form 10-Q/A
period 2008-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2008-12-31
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

Explanatory Note

We are filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, which we originally filed with the Securities and Exchange Commission on November 7, 2008, to correct a typographical error in the date of the certification attached as Exhibit 31.2.1 to the original Form 10-Q included in Item 6.  No revisions are being made to the Company’s financial statements or any other disclosure contained in the Quarterly Report on Form 10-Q originally filed.

AMERICAN STATES WATER COMPANY

and

GOLDEN STATE WATER COMPANY

FORM 10-Q/A - INDEX

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

Item 6. Exhibits

(a)          The following documents are filed as Exhibits to this report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC, as amended (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

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

Dated: December 31, 2008