Form 10-K
period 2008-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2009-03-13
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Registrant, State of Incorporation Address, Zip Code and Telephone Number	IRS Employer Identification No.
001-14431	American States Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1212 (909) 394-3600	95-4676679

001-12008	Golden State Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1212 (909) 394-3600	95-1243678

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
American States Water Company Common Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American States Water Company	Yes ☐ No ☒
Golden State Water Company	Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American States Water Company	Yes ☐ No ☒
Golden State Water Company	Yes ☐ No ☒

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

The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $602,818,000 and $529,930,000 on June 30, 2008 and March 11, 2009, respectively. The closing price per Common Share on March 11, 2009, as quoted in the The Wall Street Journal website, was $30.60.  As of March 11, 2009, the number of Common Shares of American States Water Company, outstanding was 17,317,982. As of that same date, American States Water Company owned all 134 outstanding Common Shares of Golden State Water Company. The aggregate market value of the total voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2008 and March 11, 2009.

Golden State Water Company meets the conditions set forth in General Instruction I(1) and (2) of Form 10-K and is therefore filing this Form, in part, with the reduced disclosure format for Golden State Water Company.

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

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Nominating and Governance Committee, its Compensation Committee, and its Audit and Finance Committee through its website or by calling (800) 999-4033. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2008.

AWR submitted a CEO Certification to the New York Stock Exchange in June 2008 certifying that the Registrant was in compliance with the corporate governance rules of the New York Stock Exchange.

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

GSWC served 254,482 water customers and 23,172 electric customers at December 31, 2008, or a total of 277,654 customers, compared with 254,546 water customers and 23,273 electric customers, or a total of 277,819 customers at December 31, 2007. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the years ended December 31, 2008, 2007 and 2006.

CCWC is an Arizona public utility company serving 13,423 customers as of December 31, 2008, compared with 13,488 customers at December 31, 2007. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services, including the operation and maintenance of water and/or wastewater systems pursuant to 50-year fixed price contracts, which are subject to periodic prospective price redeterminations and modifications for changes in circumstances.  All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. In either event, the ASUS subsidiary is entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of these contracts. Prices are subject to equitable adjustment based upon changes in circumstances and changes in wages and fringe benefits to the extent provided in each of the contracts.  Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

•                  FBWS - water and wastewater systems at Fort Bliss located near El Paso, Texas effective October 1, 2004;

•                  TUS - water and wastewater systems at Andrews Air Force Base in Maryland effective February 1, 2006;

•                  ODUS - wastewater systems at Fort Lee in Virginia effective February 23, 2006 and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia effective April 3, 2006;

•                  PSUS - water and wastewater systems at Fort Jackson in South Carolina effective January 2, 2008; and

•                  ONUS - water and wastewater systems at Fort Bragg, North Carolina effective March 1, 2008.

ASUS and GSWC have also been pursuing opportunities to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”).  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. GSWC and Natomas have entered into various agreements including the purchase of certain water and water rights that may allow GSWC the ability to serve Sutter counties in the future.

Certain financial information for each of AWR’s business segments - water distribution, electric distribution, and contracted services -  is set forth in Note 16 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. AWR’s water and electric distribution segments are not dependent upon a single or only a few customers. The U.S. government is the largest customer for ASUS’ contracted services.

The revenue from most of AWR’s business segments is seasonal. The impact of seasonality on AWR’s businesses is discussed in more detail in Item 1A — “Risk Factors”.

Environmental matters and compliance with such laws and regulations are discussed in detail in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Environmental Matters”.

Competition

The businesses of GSWC and CCWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories. GSWC and CCWC compete with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. AWR’s other subsidiary, ASUS, actively competes for business with other investor-owned utilities, other third party providers of water and/or wastewater services, and governmental entities on the basis of price and quality of service.

Employee Relations

GSWC had 569 employees as of December 31, 2008 as compared to 529 at December 31, 2007.  Eighteen positions in GSWC’s Bear Valley Electric customer service area are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in 2009. Sixty eight positions in GSWC’s Region II ratemaking district are covered by a collective bargaining agreement with the Utility Workers Union of America, which expires in 2011. GSWC has no other unionized employees.

AWR and its other subsidiaries had 106 employees as of December 31, 2008.  Ten of the employees of a subsidiary of ASUS are covered by a collective bargaining agreement with the International Union of Operating Engineers which will expire in 2011.

Forward-Looking Information

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.   For example, when we use words such as  “believes,” “anticipates,” “expects, “ “plans”, “estimates,” “intends,” “may” and other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Such statements address future events and conditions concerning such matters as our ability to raise capital, capital expenditures, earnings, litigation, rates, water sales, water quality and other regulatory matters, adequacy of water supplies, our ability  to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. We caution you that any forward-looking statements made by us are not guarantees of future performance and that actual results  may differ materially from those currently anticipated in such statements, by reason of factors such as: changes in utility regulation; recovery of regulatory assets not yet included in rates; future economic conditions which affect changes in customer demand and changes in water and energy supply costs; repayment of amounts owed to us and changes in pension and postretirement benefit plan costs; future climatic conditions; delays in customer payments or price redeterminations or equitable adjustments on contracts executed by ASUS and its subsidiaries; potential assessments for failure to meet interim targets for the purchase of renewable energy; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

Item 1A — Risk Factors

You should carefully read the risks described below and other information in this Form 10-K in order to understand certain of the risks of our business.

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

Our revenues depend substantially on the rates and fees we charge our customers and the ability to recover our costs on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electric power, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by either the CPUC or the ACC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests for equitable adjustments or price redetermination for contracted services from the U.S. government may adversely affect our financial performance. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates, the CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC.

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses and could result in impairment of goodwill if the decision affects CCWC or ASUS. Management continually evaluates the anticipated recovery of regulatory assets, liabilities and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. In the event that our assessment of the probability of recovery through the ratemaking process is incorrect, we will adjust the associated regulatory asset or liability to reflect the change in our assessment or any regulatory disallowances.

Management also reviews goodwill for impairment at least annually. A change in our evaluation of the probability of recovery of regulatory assets, a regulatory disallowance of all or a portion of our costs or material impairment of goodwill could have a material adverse effect on our financial results.  We determined that  CCWC’s goodwill had been impaired by $7.7 million as of December 31, 2008 due, in part, to regulatory lags and adverse regulatory decisions by the ACC.  CCWC has $3.5 million of goodwill remaining which may be at risk for potential impairment if rate increases that we have requested from the ACC are not granted.  ASUS also has $1.1 million of goodwill which may be at risk for potential impairment if requested price redeterminations and equitable adjustments are not granted.

We are also, in some cases, required to estimate future expenses and in others, we are required to incur the expense before recovering costs. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, timing of our investments or expenses or other factors. If expenses increase significantly over a short period of time, we may experience delays in recovery of these expenses, the inability to recover carrying costs for these expenses and increased risks of regulatory disallowances or write-offs.

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows. Changes in policies of the U.S. government may also adversely affect our military base contract operations. In certain circumstances, the U.S. government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of state regulatory agencies or may seek bids on work that we believe is covered by the contract awarded to us, thereby reducing the returns that we anticipated at the time of execution of the contract. The U.S. government may also delay approval of requests for equitable adjustment or redetermination of prices which could adversely affect our anticipated rates of return.

We may also be subject to fines or penalties if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our businesses, unless we appeal this determination or our appeal of an adverse determination is denied.

Our costs involved in maintaining water quality and complying with environmental regulation have increased and are expected to continue to increase

Our capital and operating costs have increased substantially as a result of increases in environmental regulation arising from increases in the cost of disposing of residuals from our water treatment plants, upgrading and building new water treatment plants, monitoring compliance activities and securing alternative supplies when necessary.  Our public utilities may be able to recover these costs through the ratemaking process. We may also be able to recover these costs under contractual arrangements. In certain circumstances, costs may be recoverable from parties responsible or potentially responsible for contamination, either voluntarily or through specific court action.

We may also incur significant costs in connection with seeking to recover costs due to contamination of water supplies. Our ability to recover these types of costs also depends upon a variety of factors, including approval of rate increases, the willingness of potentially responsible parties to settle litigation and otherwise address the contamination and the extent and magnitude of the contamination. We can give no assurance regarding the adequacy of any such recovery to offset the costs associated with the contamination or the cost of recovery of these costs.

Our subsidiaries operating water and/or wastewater systems on military bases are also subject to increasingly stringent environmental regulations. The contracts provide various mechanisms for recovery of costs, including increasing revenues through change in conditions provisions and equitable adjustment procedures. Our contracts with the U.S. government are, however, subject to the Anti-Deficiency Act. As a result, our recovery of these costs may depend upon Congressional action to appropriate funds.

Additional Risks Associated with our Public Utility Operations

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

In some cases, potentially responsible parties have reimbursed us for some or all of our costs.  In other cases, we have taken legal action against parties believed to be potentially responsible for the contamination.  To date, the CPUC has permitted us to establish memorandum accounts in California for potential recovery of these types of costs.  As a result, our memorandum and water supply balancing accounts are high by historical standards.  We can give no assurance regarding the outcome of litigation arising out of contamination or our ability to recover these costs in the future.

Persons who are potentially responsible for causing the contamination of groundwater supplies have also been increasingly asserting claims against water distributors on a variety of theories and have thus far brought the water distributors (including us) within the class of potentially responsible parties in federal court actions pending in Los Angeles County.  This increases the costs and risks of seeking recovery of these costs.  Management believes that rate recovery, proper insurance coverage and reserves are in place to appropriately manage these types of claims.  However, such claims, if ultimately resolved unfavorably to us, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

The adequacy of our water supplies depends upon a variety of uncontrollable factors

The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

•                                         Rainfall, runoff, flood control and availability of reservoir storage;

•                                         Availability of Colorado River water and imported water from northern California;

•                                         The amount of useable water stored in reservoirs and groundwater basins;

•                                         The amount of water used by our customers and others;

•                                         Water quality, and

•                                         Legal limitations on production, diversion, storage, conveyance and use.

Population growth and increases in the amount of water used in California and Arizona have caused increased stress on surface water supplies and groundwater basins.  The importation of water from the Colorado River, one of our important sources of supply has decreased due to implementation of the California 4.4 Plan which limits the amount of water that the Metropolitan Water District of Southern California, or MWD, is entitled to take from the Colorado River.  In addition, new court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta have decreased the amount of water MWD is able to import from northern California.  We are cooperating with MWD to secure additional supplies from conservation, desalination and water exchanges with agricultural water users, but it is not known to what extent these efforts will be successful and sustainable.

CCWC obtains its water supply from operating wells and from the Colorado River through the Central Arizona Project, or CAP. CCWC’s water supply may be subject to interruption or reduction if there is an interruption or reduction in water supplies available to CAP.  In addition, CCWC’s ability to provide water service to new real estate developments is dependent upon CCWC’s ability to meet the requirements of the Arizona Department of Water Resources regarding the CCWC’s assured water supply account.

Water shortages may:

•                                         adversely affect our supply mix, for instance, causing increased reliance upon more expensive water sources;

•                                         adversely affect our operating costs, for instance, by increasing the cost of producing water from more highly contaminated aquifers;

•                                         result in an increase in our capital expenditures, for example by requiring the construction of pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers, and reservoirs and other facilities to conserve or reclaim water, and

•                                         adversely affect the volume of water sold as a result of mandatory or voluntary conservation efforts by customers.

We may be able to recover increased operating and capital costs through the ratemaking process.   We implemented a modified supply cost balancing account to track and recover costs from our supply mix changes, as authorized by the CPUC, in November 2008.   We may also recover costs from certain third parties that may be responsible, or potentially responsible, for groundwater contamination.

Our liquidity may be adversely affected by changes in water supply costs

We obtain our water supplies for GSWC and CCWC from a variety of sources. For example, water is pumped from aquifers within our service areas to meet a portion of the demands of our customers. When water produced from wells is insufficient to meet customer demand or when such production is interrupted, we have purchased water from other suppliers. As a result, our cost of providing, distributing and treating water for our customers’ use can vary significantly. Furthermore, imported water wholesalers, such as MWD and CAP may not always have an adequate supply of water to sell to us.

We have established water supply cost balancing accounts at GSWC for expenses of purchased water, purchased power and groundwater related pump taxes for our water service areas.  Under the water supply cost balancing account procedures prior to November 2008, changes in water supply costs, such as those that occurred due to changes in supply mix (purchased water volume vs. pumped water, for instance) compared to the authorized amount historically directly affected our earnings.  In November 2008, the CPUC authorized GSWC to implement a modified balancing account  that permits GSWC to reflect changes in all water supply costs, including those due to changes in water supply mix, in the balancing account.

Our liquidity and earnings could be adversely affected by increases in maintenance costs due to our aging infrastructure

Some of our systems in California are more than 50 to 75 years old.  We have experienced a high number of leaks, water quality and mechanical problems in some of these older systems.  In addition, well and pump maintenance expenses continue to increase due to rising labor and material costs and more stringent water discharge requirements. These costs can and do increase unexpectedly and in substantial amounts.

We include increases in maintenance costs in each general rate case filed by our rate-regulated public utilities for possible recovery. However, we estimate the amount of expenses expected to be incurred during future years in California. We may not recover overages from those estimates in rates, which may adversely affect our financial condition, results of operations, cash flow and liquidity.

Our liquidity and earnings may be adversely affected by our conservation efforts

Conservation by all customer classes at GSWC and CCWC is a top priority.  However, customer conservation can result in lower volumes of water sold.  We are also experiencing a decline in per residential customer water usage due to the use of more efficient household fixtures and appliances by residential consumers, and perhaps, efforts by our customers to reduce costs as a result of adverse economic conditions.

Our public utilities businesses are heavily dependent upon revenue generated from rates charged to our residential customers for the volume of water used. The rates we charge for water are regulated by the CPUC and the ACC and may not be unilaterally adjusted to reflect changes in demand. Declining usage also negatively impacts our long-term operating revenues if we are unable to secure rate increases or if growth in the residential customer base does not occur to the extent necessary to offset the per customer residential usage decline.  In November 2008, we implemented a water revenue adjustment mechanism at GSWC which has the effect of reducing, in part, the adverse impacts of our customers’ conservation efforts.

Our earnings may be affected, to some extent, by weather during different seasons

 The demand for water and electricity varies by season.  For instance, most water consumption occurs during the third quarter of each year when weather in California and Arizona tends to be hot and dry.  During unusually wet weather, our customers generally use less water.  In November 2008, GSWC implemented a new conservation rate design and a water revenue adjustment mechanism approved by the CPUC at two of its water regions, which  should help mitigate fluctuations in revenues and earnings due to changes in water consumption in California.  CCWC’s revenues and profitability will, however, continue to be impacted by changes in water consumption in Arizona.

The demand for electricity in our electric customer service area is greatly affected by winter snows. An increase in winter snows reduces the use of snowmaking machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions, which also reduces our electric revenues.  We have requested a revenue adjustment mechanism from the CPUC for our electric business which, if approved,  should help mitigate fluctuations in the revenues and earnings of our electric business due to changes in the amount of electricity used by GSWC’s customers.

Our liquidity, and in certain circumstances, earnings, may be adversely affected by increases in electricity and natural gas prices in California

We purchase most of our electric energy sold to customers in our electric customer service area from others under purchased power contracts.  In addition to purchased power contracts, we purchase additional energy from the spot market to meet peak demand.  We may sell surplus power to the spot market during times of reduced energy demand.  We also operate a natural gas-fueled 8.4 megawatt, or MW, generator in our electric service area.

During the energy crisis in late 2000 and 2001, we incurred approximately $23.1 million of additional energy purchase costs that were not covered in rates.  The CPUC authorized a surcharge of 2.2¢ per kilowatt hour from our customers through August 2011 to recover this under-collected balance.    Based on projected electricity sales, we expect to recover all of this under-collected balance.  In addition, the CPUC authorized recovery of energy purchase costs from customers, up to an annual weighted average cost of $77 per MWh each year through August 2011.  We are required to write-off costs in excess of this cap.  As a result, we are at risk for increases in spot market prices of electricity purchased and for decreases in spot market prices for electricity sold.  Since the energy crisis in late 2001, the under-collection in our energy supply cost balancing account incurred during the energy crisis has decreased to $3.0 million as a result of the surcharge.  However, this decrease has been offset by increases in the supply cost balancing account primarily due to increases in costs associated with the transportation of energy.

Unexpected generator downtime or a failure to perform by any of the counterparties to our electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electric prices.

Changes in electricity prices also affected the unrealized gains and losses on our block forward purchased power contracts that qualify as derivative instruments as we adjusted the asset or liability on these contracts to reflect the fair market value of the contracts at the end of each month.  These unrealized gains and losses have been reflected in earnings prior to January 1, 2009.

We have filed an application with the CPUC to review our new purchased power contracts, effective after December 31, 2008.  In this filing, we also requested the CPUC’s authorization of a memorandum account to track the changes in the fair market value of the contracts resulting in unrealized gains and losses.  If this application is approved, unrealized gains and losses on  these purchased power contracts will not impact earnings.

Our assets are subject to condemnation

Municipalities and other government subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings.  It is generally our practice to contest these proceedings which may be costly and may divert the attention of management from the operation of our business.  If a municipality or other government subdivision succeeds in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets acquired or be able to recover all charges associated with divesting these assets.

Additional Risks Associated with our Contracted Services

We derive revenues from contract operations primarily from the operation and maintenance of water and/or wastewater systems at military bases and the construction of water and wastewater improvements to the infrastructure on these bases. As a result, these operations are subject to risks that are different than those of our public utility operations.

Our operations and maintenance contracts on military bases create certain risks that are different from that of our regulated utility operations

We have entered into contracts to provide water and/or wastewater services at military bases pursuant to 50-year contracts, subject to termination, in whole or in part, for the convenience of the U.S. government.  In addition, the U.S. government may stop work under the terms of the contracts, delay performance of our obligations under the contracts or modify the contracts at its convenience.

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

We have experienced delays in the redetermination of prices following completion of the first two years of operation under our operation and maintenance contracts in effect for more than two years. We have also experienced delays in obtaining a final equitable adjustment of prices for the significantly higher infrastructure at certain of the bases than that described by the U.S. government in its request for proposal.  These delays have negatively impacted our results of operations and cash flows.  Further delays will impact our future earnings and cash flows.

We are required to record all costs incurred under these types of contracts as these costs are incurred. As a result, we have been recording losses associated with unanticipated conditions that we have encountered at Fort Bliss and our two new bases in North Carolina and South Carolina.  We will  reverse  previously recorded costs as, and to the extent that, our requests for equitable adjustments are approved.

We are subject to audits, cost review and investigations by contracting oversight agencies. During the course of an audit, the oversight agency may disallow costs. Such cost disallowances may result in adjustments to previously reported revenues.

Payment under these contracts is subject to appropriations by Congress. We may experience delays in receiving payment or delays in redetermination of prices or other price adjustments due to cancelled or delayed appropriations specific to our projects or reductions in government spending for the military generally or military base operations. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures for the military generally or military base operations specifically.

In addition, we must maintain the proper management of water and wastewater facilities, employ state-certified and other qualified employees to support the operation of these facilities and otherwise comply with contract requirements.

Risks associated with the collection, treatment and disposal of wastewater are different, in some respects, from that of our water utility operations

The wastewater collection, treatment and disposal operations of our subsidiaries providing water and/or wastewater services on military bases are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable in fees. This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. In the event that we are deemed liable for any damage caused by overflow, our losses might not be covered by insurance policies or we may find it difficult to secure insurance for this business in the future at acceptable rates.

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

We depend, to some extent, upon subcontractors to assist us in the performance of contracted services on military bases

We rely, to some extent, on subcontractors to assist us in the operation and maintenance of the water and wastewater systems at a number of military bases, subject to our existing contracts with the U.S. government. The failure of any of these subcontractors to perform services for us in accordance with the terms of our contracts with the U.S. government could result in the termination of our contracts to provide water and/or wastewater services at these bases, a loss of revenues or increases in costs to correct as a result of a subcontractor’s performance failures.  We are able to mitigate these risks, in part, by obtaining, and requiring our subcontractors to obtain, performance bonds.

We are also required to make a good faith effort to achieve our small business subcontracting plan goals pursuant to U.S. government regulation. If we fail to use good faith efforts to meet these goals, the U.S. government may assess damages against us at the end of the contract or, in some cases, at the end of each price redetermination period. The U.S. government has the right to offset claimed damages against any amounts owed to us.

We also rely on third-party manufacturers as well as third-party subcontractors to complete our construction projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount of costs we incur for these projects exceeds the amount we have estimated in our bid, we could experience losses in the performance of these contracts. In addition, if a subcontractor or manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

If these subcontractors fail to perform services to be provided to us or fail to provide us with the proper equipment or materials, we may be penalized for their failure to perform.

We continue to incur costs associated with the expansion of our contract activities

We continue to incur additional costs in connection with the expansion of our contract operations associated with the preparation of bids and the negotiation of the terms of new contracts for contract operations on military bases and compliance with regulatory requirements associated with our water marketing efforts. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts on military bases and satisfying regulatory requirements associated with our water marketing efforts and recovering these costs and other costs from new contract revenues.

Other Risks

Our business requires significant capital expenditures

The utility business is capital intensive. On an annual basis, we spend significant sums of money for additions to, or replacement of, our property, plant and equipment at our California and Arizona utilities. We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which are repaid over a period of time at no interest). We also periodically borrow money or issue equity for these purposes. In addition, we have a syndicated bank credit facility that is partially used for these purposes. We cannot provide assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return.

Our subsidiaries providing water and wastewater services on military bases also expect to incur significant capital expenditures. To the extent that the U.S. government does not reimburse us for these expenditures as the work is performed, the U.S. government will repay us over time with interest.  However, if there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment, or assert its right to offset damages against amounts owed to us.  If we are unable to collect amounts owed to us on a timely basis or the U.S. government asserts its offset rights, profits and cash flows will be adversely affected.

We may be adversely impacted by the current financial crisis

Due to recent capital market events, there has been a decline in the fair value of the assets in our pension and postretirement benefit plans since December 31, 2007.  This decline in market value will significantly increase our pension and post-retirement benefit plan expenses in 2009.  To the extent that this decline in market value continues or is not reversed and is not offset by changes in the discount rate, pension and postretirement benefit plan expenses may also increase in subsequent years, negatively impacting earnings.  If market conditions do not improve, we will also need to increase our cash contributions to these plans in 2009 and subsequent years.  We include increases in pension and postretirement cost in each general rate case filed by our public utilities for possible recovery. However, we estimate the amount of expenses expected to be incurred during future years in California. We may not recover overages from those estimates in rates, which may adversely affect our financial condition, results of operations, cash flow and liquidity.  In March 2009, we filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account.  If this account is approved, we will track the difference between the pension costs authorized by the CPUC and included in customer rates, and our actual pension costs.  We will not record the amounts in this account as a regulatory asset until they are reviewed and approved by the CPUC.  If approved by the CPUC, we will then establish a regulatory asset with a corresponding increase to earnings. Until then, we expect that our earnings will be negatively affected by increasing pension costs.

We obtain funds from external sources to finance our on-going capital expenditures.  Access to external financing on reasonable terms depends, in part, on conditions in the debt and equity markets.  When business and market conditions deteriorate we may no longer have access to the capital markets on reasonable terms.  Our ability to obtain funds is dependent upon  our ability to access the capital markets by issuing debt or equity to third parties or obtaining funds from our revolving credit facility.  If the current financial turmoil continues for an extended period of time, it may become necessary for us to seek funds on unattractive terms.  Moreover, we also have goodwill at CCWC and ASUS that may be adversely impacted if economic conditions worsen.

We anticipate a loss of customers and an increase in charge-offs as a result of rising unemployment, residential foreclosure and business failures.  We also anticipate a reduction in water usage due to the loss of income and the decline in wealth of customers in our services areas.  Our ability to collect amounts owed to us by other third parties could also be adversely impacted by the current financial crisis.

We are unable to predict at this time how we may otherwise be impacted by this financial crisis.

Our failure to comply with the restrictive covenants in our long-term debt agreements and credit facility could trigger prepayment obligations

Our failure to comply with the restrictive covenants under our long-term debt agreements could result in an event of default, which, if not cured or waived, could result in us being required to repay or refinance  these borrowings before their due dates on less favorable terms.  If we are forced to repay or refinance  these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and interest rates.

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

A disruption of our information technology  systems could adversely affect our business

We depend on our information technology, or IT, systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections.  Our IT systems also allow us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations and provide service to our customers.  A serious disruption of  these systems could adversely affect our business and our ability to provide service to our customers.

Our IT systems are vulnerable to damage or interruption from:

•                  power loss, computer systems failures and internet, telecommunications or data network failures;

•                  user negligence or improper operation by, or supervision of, employees;

•                  physical and electronic loss of customer data or security breaches, misappropriation and similar events;

•                  computer viruses;

•                  intentional acts of vandalism and similar events; and

•                  hurricanes, fires, floods, earthquakes and other natural disasters.

Such damages or interruptions may result in physical and electronic loss of customer or financial data, security breaches, misappropriation and similar events.

Our operations are geographically concentrated in California

Although we operate water and wastewater facilities in a number of states, our operations are concentrated in California, particularly southern California.  As a result, our financial results are largely subject to political, water supply, labor, utility cost and regulatory risks, economic conditions and other economic risks affecting California.  California has been particularly hard hit by the current economic crisis.  California is raising taxes in order to balance the state budget and jobs may be lost to other states which are perceived as having a more business friendly climate, thereby exacerbating the impact of the financial crisis in California.  Consequently, we anticipate a loss of GSWC customers and an increase in charge-offs as a result of rising unemployment, residential foreclosure and business failures in California.

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

Terrorists could seek to disrupt service to our customers by targeting our assets.  We have invested in additional security for facilities throughout our regulated service areas to mitigate the risks of terrorist activities. We also may be prevented from providing water and/or wastewater services at the military bases we serve in times of military crisis affecting these bases.

Item 1B — Unresolved Staff Comments

None.

Item 2 - Properties

Electric Properties

GSWC’s electric properties are all located in the Big Bear area of San Bernardino County, California. As of December 31, 2008, GSWC owned and operated 29 miles of overhead 34.5 kilovolt (“kv”) transmission lines, 1 mile of underground 34.5 kv transmission lines, 176.4 miles of 4.16 kv or 2.4 kv distribution lines, 53 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Water Properties

As of December 31, 2008, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,727 miles of pipeline together with services, meters and fire hydrants and approximately 430 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including four surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using pipes and appurtenances for transmitting and distributing water.

As of December 31, 2008, GSWC owned 248 wells, of which 208 are active operable wells equipped with pumps with an aggregate production capacity of approximately 219.3 million gallons per day. GSWC has 56 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 109 million gallons. GSWC owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of GSWC for each of its water regions:

	Pumps		Distribution Facilities			Reservoirs
Region	Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*

Region I	72	119	535	55,694	4,015	46	35,327
Region II	50	68	972	100,573	8,680	25	20,095
Region III	126	198	1,220	98,215	10,445	81	53,425	(1)
Total	248	385	2,727	254,482	23,140	152	108,847

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

As of December 31, 2008, CCWC’s physical properties consisted of water transmission and distribution systems, which included 184 miles of pipeline, together with services, meters, fire hydrants, wells, reservoirs with a combined storage capacity of 7.55 million gallons and other water utility facilities including a surface water treatment plant, which treats water from the CAP.

Adjudicated and Other Water Rights

GSWC

GSWC owns numerous water rights in California, as shown in the table below.  Water rights are divided between groundwater and surface water, and groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource.  Unadjudicated groundwater rights have not been quantified and are not subject to predetermined limitations, but are measured by maximum historical usage.  Surface water rights are quantified and managed by the State Water Resources Control Board, unless they originated prior to 1914, in which case they resemble unadjudicated groundwater rights.  A total of 118,109 acre-feet per year (“AFY”) of water rights are owned by GSWC as follows:

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

 ASUS

In August 2004, Natomas and ASUS entered into a contract under which ASUS acts as the exclusive agent for marketing water that has become temporarily surplus to the internal needs of Natomas, to third parties outside the Natomas service area, and that arises under water rights permits and contracts owned or controlled by Natomas. On January 31, 2006, ASUS and Natomas entered into a water purchase and sale agreement under which ASUS agreed to acquire 5,000 acre-feet of permanent Sacramento River water diversion rights from Natomas. Pursuant to the terms of this agreement, Natomas agreed to sell, transfer and convey to ASUS, in perpetuity, water rights and entitlements to divert from the Sacramento River up to 5,000 acre-feet of water per year for consumptive use, subject to certain regulatory approvals. Terms of the acquisition, among other things, include a base price of $2,500 per acre-foot of water, with payments contingent on achieving specific milestones and events over a 10-year period. After first determining whether a need for the water exists in Sutter County, ASUS may use the water rights acquired from Natomas to serve existing GSWC’s customers, to re-sell to other beneficial users, or to pursue and serve expanded service territories.

Pursuant to a marketing services agreement, ASUS agreed to attempt to arrange for the sale and transfer of Natomas’ temporarily surplus water for beneficial use beyond the Natomas service area.  Natomas agreed to pay to ASUS a commission of 16% of the lease or sale price for any such water successfully marketed by ASUS. At the same time that the water purchase agreement was completed, Natomas and ASUS also entered into a settlement agreement that released Natomas from previously established reimbursement obligations under prior agreements.  In accordance with the marketing agreement, Natomas shareholders voted in December 2007 to approve the sale of 8,000 to 10,000 acre-feet of Natomas’ Central Valley Project water to the City of Folsom, subject to certain regulatory and environmental approvals. The base price to be paid by Folsom is $4,000 per acre-foot.

Office Buildings

Registrant’s general headquarters are housed in a single-story office building located in San Dimas, California. The land and the building are owned by GSWC. GSWC also owns and/or leases certain facilities housing regional, district and customer service offices. CCWC owns its primary office space in Fountain Hills, Arizona.  ASUS leases an office facility in Costa Mesa, California.  ASUS’ subsidiary, ONUS, leases a service center located in North Carolina.

Mortgage and Other Liens

As of December 31, 2008, GSWC had no mortgage debt outstanding, encumbrances or liens securing indebtedness.

As of December 31, 2008, substantially all of the utility plant of CCWC was pledged to secure its Industrial Development Authority Bonds, which among other things, restricts CCWC’s ability to incur debt and make liens, sell, lease or dispose of assets, or merge with another corporation, and pay dividends.

As of December 31, 2008, neither AWR nor ASUS or any of its subsidiaries had any mortgage debt or liens securing indebtedness, outstanding.  However, under the terms of certain debt of AWR and GSWC, AWR and GSWC are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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

                Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. The City hired a consultant to perform an appraisal of the value of GSWC’s water system serving the City. The value was estimated in 2004 by the City’s consultant at $40 to $45 million. GSWC disagrees with the consultant’s valuation assessment. As of December 31, 2008, management believes that the fair market value of the Claremont water system exceeds the $40.9 million recorded net book value and also exceeds the consultant’s estimates of its value. The Claremont City Council held a project priorities workshop in April 2007. The council members agreed that the acquisition of GSWC’s water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems. Requests for proposals have been sent to consulting firms by the City.  In meetings held in February and June of 2008, the Claremont City Council stated that they had decided to authorize additional studies of the acquisition of GSWC’s water system and plans to move forward on this matter.

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

Item 3 - Legal Proceedings

Water Quality-Related Litigation:

                Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors (San Gabriel Valley Water Company and City of Monterey Park), and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those allegedly responsible for the contamination of two of these wells. The lawsuit was filed on August 14, 2002 in the United States District Court for the Central District of California. Some of the other potential defendants settled with GSWC, other water purveyors and the WQA (the “Water Entities”), on VOC related issues prior to the filing of the lawsuit. In response to the filing of the lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the PRP’s motions. A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

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

                On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which these two impacted wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements with a number of the PRPs are being finalized; however, Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The lawsuit was filed on July 14, 1997 in the Santa Clara County Superior Court: Santa Maria Valley Water Conservation District v. City of Santa Maria, et al (Lead Case No. CV 770214;  consolidated with Case Nos.: CV 784900, 784921, 784926, 785509, 785511, 785515, 785522, 785936, 786791, 787150, 787151, 787152).

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

Registrant is also subject to ordinary routine litigation incidental to its business. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.  Management is unable to predict an estimate of the loss, if any, resulting from any pending suits or administrative proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below compares American States Water Company’s cumulative five-year total shareholder return on  Common Shares with the cumulative total returns of the S & P 500 index and a customized peer group of six companies that includes: Artesian Resources Corp., California Water Service, Connecticut Water, Middlesex Water Company, SJW Corp. and Southwest Water Company. The graph tracks the performance of a $100 investment in our Common Shares, in the index and in the peer group (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among American States Water Company, The S&P 500 Index
And A Peer Group

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08

American States Water Company	100.00	107.96	132.08	169.83	169.71	152.85
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	120.84	130.87	156.80	149.59	143.44

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

Market Information Relating to Common Shares

Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol AWR. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years, as reported by the Wall Street Journal’s website, were:

	Stock Prices
	High	Low
2008
First Quarter	$40.25	$31.78
Second Quarter	38.77	33.09
Third Quarter	42.00	33.03
Fourth Quarter	39.50	27.00

2007
First Quarter	$41.12	$35.36
Second Quarter	38.84	33.57
Third Quarter	44.84	35.06
Fourth Quarter	46.14	36.77

The closing price of the Common Shares of American States Water Company on the NYSE as reported on the Wall Street Journal’s website on March 11, 2009 was $30.60.

Approximate Number of Holders of Common Shares

As of March 11, 2009, there were 3,024 holders of record of the 17,317,982 outstanding Common Shares of American States Water Company. AWR owns all of the authorized and outstanding Common Shares of GSWC, CCWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions

For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company:

	2008	2007
First Quarter	$0.250	$0.235
Second Quarter	$0.250	$0.235
Third Quarter	$0.250	$0.235
Fourth Quarter	$0.250	$0.250
Total	$1.000	$0.955

AWR’s ability to pay dividends is subject to the requirement in the Company’s $115 million revolving credit facility for AWR to maintain compliance with all covenants described in footnote (15) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $237.3 million was available from GSWC to pay dividends to AWR as of December 31, 2008. GSWC is also prohibited under the terms of a senior note issued in October 2005 from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than .6667 to 1.  GSWC would have to issue additional debt of $290.2 million to invoke this covenant as of December 31, 2008.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $125.0 million of AWR’s retained earnings was available to pay dividends to common shareholders at December 31, 2008. Approximately $129.8 million was available from the retained earnings of GSWC at December 31, 2008 to pay dividends to AWR.  At December 31, 2008, ASUS was unable to pay dividends to AWR under the California tests due to cumulative losses.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in its capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted under Arizona law. Under restrictions of the Arizona tests, approximately $2.6 million was available to pay dividends to AWR at December 31, 2008.  See footnote (6) to the table in the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation for additional information regarding CCWC’s debt.

AWR paid $17.3 million in common dividends to shareholders for the year ended December 31, 2008, as compared to $16.3 million for the year ended December 31, 2007. GSWC paid dividends of $13.2 million and $17.2 million to AWR in 2008 and 2007, respectively. CCWC and ASUS did not pay any dividends to AWR in 2008 or 2007.

Securities Authorized for Issuance under Equity Compensation Plans

We have made stock awards to our executive officers and managers under the 2000 Stock Incentive Plan (the “2000 Employee Plan”) and the 2008 Stock Incentive Plan (the “2008 Employee Plan”).  We have also made stock awards to our non-employee directors under the 2003 Non-Employee Directors Stock Plan (the “Directors Plan”). We provide information regarding the securities which have been issued and which are available for issuance under these plans in the table set forth below as of December 31, 2008. This table does not include any common shares that may be issued under our 401(k) plan.

(c)(1)
Number of securities
	(a)(1)	(b)	remaining available for
	Number of securities	Weighted-average	future issuance under equity
	to be issued upon exercise of	exercise price of	Compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	541,452	$30.65	1,379,980
Equity compensation plans not approved by security holders	—	—	—
Total	541,452	$30.65	1,379,980

(1)                                  Amounts shown are for options granted only. At December 31, 2008, there were 32,184 restricted stock units outstanding that had been granted to employees under the 2000 Employee Plan and 45,618 restricted stock units outstanding that had been granted to directors under the  Directors Plan.  Each restricted stock unit was issued with dividend equivalent rights until the restricted stock unit vests or is terminated earlier pursuant to the term of the grant.   We may not grant restricted stock units with respect to more than 118,000 of our common shares under the Directors  Plan.

Other Information

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2008.

The following table provides information about Company repurchases of its Common Shares during the fourth quarter of 2008:

				Total Number of	Maximum Number
				Shares Purchased as	of Shares That May
				Part of Publicly	Yet Be Purchased
	Total Number of		Average Price Paid	Announced Plans or	under the Plans or
Period	Shares Purchased		per Share	Programs (1)	Programs (3)
October 1 - 31, 2008	28		$36.79	—	NA
November 1 - 30, 2008	10,438		$33.45	—	NA
December 1 - 31, 2008	223		$30.86	—	NA
TOTAL	10,689	(2)	$33.41	—	NA

(1)                                  None of the Common Shares was purchased pursuant to any publicly announced stock repurchase program.

(2)                                  Of this amount, 10,350 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)                                  None of these plans contain a maximum number of Common Shares that may be purchased in the open market under the plans.

Item 6. Selected Financial Data

AMERICAN STATES WATER COMPANY (AWR):

(in thousands, except per share amounts)	2008(3)	2007(3)	2006(3)	2005	2004
Income Statement Information
Total Operating Revenues	$318,718	$301,370	$268,629	$238,128	$229,090
Total Operating Expenses (2)	263,912	233,638	212,023	176,068	179,033
Operating Income (2)	54,806	67,732	56,606	62,060	50,057
Interest Expense	21,330	21,582	21,121	14,657	18,095
Interest Income	1,837	2,371	2,818	1,103	44
Net Income (2)	$22,005	$28,030	$23,081	$26,766	$18,541
Basic Earnings per Common Share (1)	$1.27	$1.62	$1.34	$1.58	$1.19
Dividends Declared per Common Share	$1.000	$0.955	$0.910	$0.900	$0.888
Average Shares Outstanding	17,262	17,121	16,934	16,778	15,633
Average Number of Diluted Shares Outstanding	17,394	17,177	17,101	16,809	15,663
Fully Diluted Earnings per Common Share	$1.26	$1.61	$1.33	$1.57	$1.18

Balance Sheet Information
Total Assets	$1,061,287	$963,898	$936,955	$873,135	$810,277
Common Shareholders’ Equity	310,503	302,129	283,734	264,094	251,465
Long-Term Debt	266,536	267,226	267,833	268,405	228,902
Total Capitalization	$577,039	$569,355	$551,567	$532,499	$480,367

(1)            In accordance with Emerging Issues Task Force No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” which was effective in the second quarter of 2004, AWR uses the “two-class” method of computing EPS for the affects of participating securities. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and stock units that earn dividend equivalents on an equal basis with Common Shares.  Net income available for common shareholders excluding earnings available and allocated to participating securities, was $21,890,000, $27,723,000, $22,623,000 and $26,468,000 for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

(2)            In 2008, results include a $7.7 million goodwill impairment charge related to CCWC, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.

GOLDEN STATE WATER COMPANY (GSWC):

(in thousands)	2008(3)	2007(3)	2006(3)	2005	2004
Income Statement Information
Total Operating Revenues	$268,888	$258,752	$244,425	$225,872	$220,769
Total Operating Expenses	205,970	194,046	189,123	163,230	167,164
Operating Income	62,918	64,706	55,302	62,642	53,605
Interest Expense	19,651	20,063	19,186	13,288	17,168
Interest Income	1,774	2,111	2,670	1,047	30
Net Income	$27,819	$26,900	$23,258	$27,828	$20,911

Balance Sheet Information
Total Assets	$970,150	$889,973	$867,661	$807,249	$756,276
Common Shareholder’s Equity	324,533	278,441	266,965	255,518	243,848
Long-Term Debt	260,561	260,941	261,248	261,540	221,697
Total Capitalization	$585,094	$539,382	$528,213	$517,058	$465,545

(3)            Effective December 31, 2006, Registrant adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  Because pensions and other postretirement costs have historically been recovered through rates, upon implementing SFAS No. 158, a regulatory asset was recorded for the costs that would otherwise be charged to common shareholders’ equity in accordance with SFAS No. 158.  At December 31, 2008, 2007 and 2006, $40.9 million, $11.4 million and $22.8 million, respectively, has been recorded as a regulatory asset related to pension and other postretirement costs, with a corresponding amount to pension and postretirement liabilities.  Increases in 2008 were caused by declines in the market value of plan assets and lower discount rates used resulting in an increase in the underfunded position.  Decreases in 2007 were caused by increases in the discount rates used to measure the pension and postretirement obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.

Overview

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses through approximately 2,900 miles of water distribution pipelines and the delivery of electricity in the Big Bear area of San Bernardino county. Rates charged to customers of GSWC and CCWC are determined by the CPUC and ACC, respectively. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital. Factors affecting financial performance of our regulated utilities include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and our overhead costs; weather; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs; and risks associated with litigation relating to water quality and water supply, including suits initiated by Registrant to protect its water supply.

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned primarily from the operation and maintenance of water and/or wastewater systems for the U.S. government at various military bases. All of the operations and maintenance contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or pursuant to supplemental contracts. Revenues generated by contract operations are primarily dependent on these new business activities, including military base operations and the construction of new and/or replacement infrastructure at these military bases. As a result, ASUS is subject to risks that are different than those of Registrant’s regulated water and electric utilities.  ASUS plans to continue seeking contracts for the operation and maintenance of water and/or wastewater services at military bases.   Factors affecting the financial performance of our Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the redetermination and equitable adjustment of prices under contracts with the U.S. government.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund Registrant’s needs for capital expenditures, dividends, investments in Registrant’s contract business and other cash requirements. Registrant expects to fund a portion of these needs through a combination of debt and common stock offerings over the next twelve months depending on market conditions. On August 25, 2008, AWR amended its $85 million syndicated credit facility, to increase  its aggregate bank commitments by $30 million to $115 million.  In addition, a senior note in the amount of $40.0 million has been issued on March 10, 2009, to CoBank, ACB (“CoBank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. The proceeds will be used to pay down GSWC’s intercompany short-term borrowings and to fund capital expenditures.

For 2008, net income was $22.0 million compared to $28.0 million in 2007, a decrease of 21.5%. Diluted earnings per share for 2008 were $1.26 compared to $1.61 in 2007.  The decrease in earnings is due primarily to: (i) decreased water consumption and higher operating expenses at GSWC, (ii) a goodwill impairment charge of $7.7 million at CCWC, (iii) and the reduced financial performance of the Military Utility Privatization Subsidiaries.  Prior to the implementation of GSWC’s water revenue adjustment mechanism in November 2008, GSWC’s earnings were affected by decreased consumption.  GSWC’s water consumption in 2008 decreased by approximately 5% as compared to 2007, or $0.18 per share.  Although precipitation was overall lower in most of 2008 (with the exception of the first quarter), compared to the same period in 2007, the 2008 water revenues appear to have been impacted by the effects of state-wide customer conservation efforts.  Due to the implementation of GSWC’s water revenue adjustment mechanism in late November 2008,  earnings were favorably impacted by approximately $0.03 per share in the fourth quarter of 2008 that would have previously been lost due to conservation.  Therefore, the net impact due to lower sales in 2008 was $0.15 per share.  Higher operating expenses in 2008, as compared to the same period of last year, also negatively impacted GSWC’s earnings in 2008. These decreases in GSWC’s earnings were partially offset by increases in customer rates approved by the CPUC and effective January 1, 2008 and a lower effective income tax rate.

During 2008, a charge of $7.7 million, or $0.27 per share, was recorded to reflect the impairment of goodwill at CCWC in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  During the recent impairment testing, Registrant determined that revenue growth for its Arizona utility, CCWC, was likely to be slower than originally projected due to downturns in overall economic conditions and new housing construction, as well as the current regulatory environment in Arizona resulting in regulatory lags and lower than anticipated rate increases.

Registrant’s 2008 results have also been affected by the reduced financial performance of ASUS’ contracted service operations at military bases, due to increases in operating expenses primarily incurred at two bases in North Carolina and South Carolina under new operating and maintenance contracts.  ASUS incurred higher than anticipated operating costs, losses on certain construction projects under these new contracts and emergency construction activities not anticipated in the contracts to address the age and pre-existing condition of the infrastructure.  ASUS is attempting to recover these increased costs through the equitable adjustment provisions of the contracts for these two bases.  Moreover, ASUS’ results in 2007 included a significant wastewater expansion project at Fort Bliss that added about $0.17 per share.  There was no similar significant project during the year ended December 31, 2008.  ASUS’ overall performance in 2008 decreased by $0.10 per share when compared to 2007.

Unrealized gains and losses on purchased power contracts have been impacting GSWC’s earnings since 2002 when GSWC entered into certain purchase power contracts.  These contracts qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The pretax unrealized gain on purchased power contracts was $1.6 million increasing net income by $0.05 per share in 2008 compared to $2.1 million or $0.07 per share for the same period of 2007, a $0.02 per share decrease in earnings between the two periods.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries. The tables below set forth summaries of the results by segment (in thousands) for the years ended December 31, 2008 and 2007:

	Operating Revenues				Pretax Operating Income
	Year	Year			Year	Year
	Ended	Ended	$	%	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE	12/31/2008	12/31/2007	CHANGE	CHANGE

Water	$247,936	$237,882	$10,054	4.2%	$54,609	$62,622	$(8,013)	-12.8%
Electric	28,424	28,574	(150)	-0.5%	1,334	3,274	(1,940)	-59.3%
Contracted services	42,358	34,914	7,444	21.3%	(988)	2,045	(3,033)	-148.3%
AWR parent	—	—	—	—	(149)	(209)	60	28.7%
Totals from operation	$318,718	$301,370	$17,348	5.8%	$54,806	$67,732	$(12,926)	-19.1%

Water - For the year ended December 31, 2008, pretax operating income for water decreased by $8.0 million compared to the year ended December 31, 2007, or 12.8%.  The decrease was, due in large part, to the goodwill impairment charge of $7.7 million, or $0.27 per share, recorded at CCWC in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, as more fully described later.

The dollar water margin increased $7.5 million as compared to the same period of 2007 due to higher water rates approved by the CPUC effective January 1, 2008, offset by lower water consumption.  An approximately 5% decrease in water consumption during the year of 2008 resulted in a $7.5 million decrease in water revenues, or $0.18 per share.  This decrease in consumption occurred even though precipitation was overall lower in most of 2008 (with the exception of the first quarter) as compared to 2007.  Differences in temperature and rainfall in Registrant’s service areas as well as the effects of conservation, have impacted consumption of water by customers causing fluctuations in Registrant’s revenues and earnings between comparable periods.

In August 2008, the CPUC issued a final decision regarding conservation rate design that allows for the establishment and implementation of a Water Revenue Adjustment Mechanism (“WRAM”) to decouple sales from revenues and a Modified Cost Balancing Account (“MCBA”) to remove the impact to earnings due to supply mix changes.  GSWC prospectively implemented the new WRAM and MCBA in late November 2008 for Regions II and III. This should help mitigate fluctuations in Registrant’s future water margin due to changes in water consumption and supply mix.  In addition,  the CPUC also approved an advice letter filed by GSWC to allow GSWC to create and implement a Water Conservation Memorandum Account (“WCMA”) to track the extraordinary expenses and revenue shortfall associated with conservation measures in conjunction with the declared drought in California.  See further discussion on conservation included in the

“Regulatory Matters” section.  With the implementation of the WRAM and MCBA in late November 2008, earnings were favorably impacted by approximately $0.03 per share in the fourth quarter of 2008 that would have previously been lost due to conservation. Therefore, the net impact due to lower sales in 2008 was $0.15 per share.  Higher operating expenses, as more fully described later, decreased pretax operating income by $7.8 million.

Electric - For the year ended December 31, 2008, pretax operating income from electric operations decreased by $1.9 million due in part to a decrease of $546,000 in the pretax unrealized gain on purchased power contracts for the year ended December 31, 2008 as compared to the same period in 2007.  The unrealized gain on purchased power contracts increased operating income by approximately $1.6 million for the year of 2008, or $0.05 per share, as compared to $2.1 million, or $0.07 per share, for the same period in 2007. The remainder of the decrease was due primarily to an increase of $802,000 in allocation of costs from corporate headquarters’ to BVES and a lower electric margin resulting from lower electric usage and reconnection fees.

Contracted Services - For the year ended December 31, 2008, the pretax operating income for contracted services decreased by $3.0 million to a pretax loss of $988,000.  This was primarily due to losses incurred at military bases under two new contracts.  ASUS began operating and maintaining the water and wastewater systems under two new contracts in North Carolina and South Carolina during the first quarter of 2008.  Pretax operating losses at these two bases were $3.6 million for the year ended December 31, 2008, including $935,000 for emergency construction and maintenance at PSUS to address pre-existing conditions not anticipated in the contract and for which ASUS is pursuing recovery from the U.S. government, and $379,000 in anticipated losses associated with certain initial capital upgrade projects.  In September 2008, PSUS submitted a Request for Equitable Adjustment (“REA”) for the water and wastewater systems at Fort Jackson, South Carolina requesting a contract modification for these initial capital upgrades and emergency construction costs.  The aggregate value of the REA relating to construction work is approximately $1.6 million. The REA has not yet been approved by the U.S. government, and therefore, the anticipated losses on these projects and the emergency costs have been recorded during 2008 in construction expense.  In addition, ASUS plans to submit an REA for the water and wastewater systems at Fort Bragg/Pope Air Force Base in North Carolina upon completion of the U.S. government’s review of the Joint Inventory Report filed by ASUS in August 2008.  The Joint Inventory Report indicates the quantity of the Fort Bragg/Pope Air Force Base infrastructure to be 20-30% greater than what was assumed under the original 50-year contract.  Higher than anticipated transition costs, increases in nonincome tax assessments and other operating expenses also contributed to the losses.

Pretax operating income at the other military bases under existing contracts increased  by $44,000 for the year ended December 31, 2008 as compared to the same period last year. During 2007, there was a $20.6 million wastewater expansion construction project at Fort Bliss with the U.S. government that generated approximately $4.9 million in pretax operating income during 2007. The project was completed in August 2007.  However, ASUS’ subsidiaries did undertake similar construction activity in 2008 that were on a smaller scale and helped replace construction revenues and operating income generated from the wastewater expansion project in 2007. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

The timely receipt of price redeterminations is critical in order for ASUS to recover increasing costs for operating and maintaining the water and wastewater systems at the military bases.  In addition, higher allocations of corporate headquarters’ expenses to ASUS and its wholly-owned subsidiaries by the CPUC were not contemplated at the time the contracts with the U.S. government were negotiated and will be addressed in future price redeterminations.  Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter.  Redeterminations have been submitted and are under review by the U.S. government for  operations of ODUS and TUS in Virginia and Maryland, respectively.   The price redeterminations are expected to be completed in 2009.  Pending redetermination of prices, ASUS has received interim inflation adjustments during 2008 to the management fees for operating and maintaining the water and wastewater systems at Fort Eustis, Fort Story and Fort Monroe in Virginia, and the wastewater system at Fort Lee also in Virginia effective on the second anniversary of the date when ASUS began operating these bases (February 23, 2006 for Fort Lee and April 3, 2006 for the other three bases).

FBWS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006.  At Fort Bliss, management fees for operation and maintenance of the water and wastewater systems are based on cost levels prevailing in 2003 when the contract with the U.S. government was bid.   Further, the contract pricing was also based on assumptions about the size and age of the infrastructure to be operated and maintained over the 50-year contract.  The REA had been filed as a claim with the U.S. government to adequately reflect the amount of assets included in the infrastructure at Fort Bliss, which is substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.  In December 2008, the U.S. government approved an interim adjustment at Fort Bliss which increased the monthly water and wastewater fees by 50% and 59%, respectively. The increase was retroactive to October 1, 2008 and is expected to generate approximately $1.2 million of additional revenues annually related to operating and maintaining the Fort Bliss systems. ASUS is continuing negotiations with Fort Bliss to finalize the adjustment necessary due to the increased infrastructure and will also be preparing a price redetermination request for Fort Bliss which it expects to file by mid-2009.

These price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues prospectively to help offset increased costs and provide Registrant the opportunity to generate positive operating income at its Military Utility Privatization Subsidiaries.  As of December 31, 2008, ASUS has $1.1 million of goodwill, which may be at risk for potential impairment if requested price redeterminations and equitable adjustments that have not yet been approved, are not received.

The following discussion and analysis for the years ended December 31, 2008, 2007 and 2006 provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2008 and 2007 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
OPERATING REVENUES
Water	$247,936	$237,882	$10,054	4.2%
Electric	28,424	28,574	(150)	-0.5%
Contracted services	42,358	34,914	7,444	21.3%
Total operating revenues	318,718	301,370	17,348	5.8%

OPERATING EXPENSES
Water purchased	46,617	45,439	1,178	2.6%
Power purchased for pumping	10,428	10,591	(163)	-1.5%
Groundwater production assessment	10,623	9,944	679	6.8%
Power purchased for resale	13,616	14,199	(583)	-4.1%
Unrealized gain on purchased power contracts	(1,554)	(2,100)	546	-26.0%
Supply cost balancing accounts	(387)	(1,962)	1,575	-80.3%
Other operating expenses	30,076	27,375	2,701	9.9%
Administrative and general expenses	62,716	52,637	10,079	19.1%
Depreciation and amortization	31,562	28,941	2,621	9.1%
Maintenance	16,331	15,779	552	3.5%
Property and other taxes	12,312	11,254	1,058	9.4%
ASUS construction expenses	23,872	22,125	1,747	7.9%
Goodwill impairment charge	7,700	—	7,700	100.0%
Net gain on sale of property	—	(584)	584	-100.0%
Total operating expenses	263,912	233,638	30,274	13.0%

OPERATING INCOME	54,806	67,732	(12,926)	-19.1%

OTHER INCOME AND EXPENSES
Interest expense	(21,330)	(21,582)	252	-1.2%
Interest income	1,837	2,371	(534)	-22.5%
Other	71	299	(228)	-76.3%
	(19,422)	(18,912)	(510)	2.7%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	35,384	48,820	(13,436)	-27.5%

Income tax expense	13,379	20,790	(7,411)	-35.6%

NET INCOME	$22,005	$28,030	$(6,025)	-21.5%

Net income for the year ended December 31, 2008 was $22.0 million, equivalent to $1.27 and $1.26 per common share on a basic and fully diluted basis, respectively, compared to $28.0 million or $1.62 and $1.61 per common share on a basic and fully diluted basis, respectively, for the year ended December 31, 2007.  Impacting the comparability in the results of the two periods on a fully diluted per share basis are the following significant items:

•                  A goodwill impairment charge of $7.7 million, or $0.27 per share, during the year ended December 31, 2008 related to CCWC.

•                  An unrealized gain on purchased power contracts which increased pretax income during the year ended December 31, 2008 by $1.6 million, or $0.05 per share, as compared to $2.1 million, or $0.07 per share, for the same period in 2007, a net decrease of $0.02 per share.

•                  Increased water rates partially offset by higher water supply costs contributed $0.41 per share to earnings while an approximate 5% decrease in water usage during the year ended December 31, 2008 resulted in a $7.5 million decrease in water revenues, or $0.18 per share. The 2008 water revenues appear to have been impacted by the effects of state-wide customer conservation efforts.   As previously mentioned, with the implementation of the WRAM and MCBA in late November 2008, earnings were favorably impacted by approximately $0.03 per share in the fourth quarter of 2008 that would have previously been lost due to conservation. Therefore, the net impact due to lower sales in 2008 was $0.15 per share.  As a result of these individual factors, the overall dollar water margin increased by $7.5 million, or $0.26 per share, during the year ended December 31, 2008.

•                  Pretax operating income for contracted services declined by $3.0 million, or $0.10 per share, during the year ended December 31, 2008 due primarily to losses incurred at new bases.  ASUS commenced operation of water and wastewater systems at military bases in North Carolina and South Carolina during the first quarter of 2008 and has incurred higher than anticipated transition, maintenance and emergency construction costs as well as projected losses on certain construction contracts.  Current estimates of construction costs compared to contract revenues indicate losses on certain initial capital upgrade projects. Modifications or change orders have not yet been approved by the U.S. government, and therefore, the anticipated losses on these projects and pre-contract costs have been recorded in construction expenses during 2008.

•                  Registrant recorded a net gain on sale of property of $584,000, or $0.02 per share, during the year ended December 31, 2007.  There was no similar gain in the same period of 2008.

•                  GSWC recorded $480,000 in interest income, or $0.02 per share, during the second quarter of 2008 in connection with the IRS’s examination of the 2002 income tax return.

•                  A significant decrease in the effective income tax rate during the year ended December 31, 2008  as compared to the same period in 2007, due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements favorably impacted earnings by $0.10 per share during 2008.

•                  Higher other expenses at GSWC in 2008 primarily consisting of administrative, general, depreciation and other operating expenses as described below, contributed to an overall decrease of $0.32 per diluted share to the results of operations.

Operating Revenues

Water

For the year ended December 31, 2008, revenues from water operations increased by 4.2% to $247.9 million, compared to $237.9 million for the year ended December 31, 2007.  Contributing to this increase were the following: (i) rate increases in all three GSWC water regions approved by the CPUC effective January 1, 2008, which added approximately $13.2 million to water revenues during the year ended December 31, 2008; (ii) an increase in water revenues of $2.1 million due to the surcharge approved by the CPUC effective in May 2008 to recover Region III’s under-collection in supply costs; this increase in revenues is offset by a corresponding amount in the supply cost balancing accounts discussed below, resulting in no impact to pretax operating income; (iii) the adoption of the WRAM effective November 25, 2008 at which time GSWC began recording the difference between what is billed to its metered customers in Regions II and III and that which is authorized by the CPUC; and as a result, GSWC recorded $1.3 million of additional revenues caused by the under-collection in the WRAM accounts during the month of December 2008, and (iv) the recording of $541,000 in July 2008 of additional revenues in connection with corrections to the rate calculation for Region III.

These increases in water revenues were partially offset by a decrease of approximately 5% in water consumption due to conservation during 2008, which caused water revenues to be lower by approximately $7.5 million.  The implementation of the WRAM should help mitigate fluctuations in Registrant’s future revenues due to changes in water consumption.  The decline in the number of customers did not result in a significant decrease in water revenues.

Electric

For the year ended December 31, 2008, revenues from electric operations decreased by 0.5% to $28.4 million compared to $28.6 million for the year ended December 31, 2007 due to a decrease of 2.2% in electric usage and lower connections and reconnection fees.  The effects of lower electric usage were partially offset by an adjustment of $437,000 in December 2007 resulting from BVES’ low income program balancing account which reduced electric revenues during 2007.  There was no similar adjustment made during 2008.

Contracted Services

Revenues from contracted services are composed of construction revenues and management fees for operating and maintaining the water and/or wastewater systems at military bases. For the year ended December 31, 2008, revenues from contracted services increased by $7.4 million, or 21.3%, to $42.4 million compared to $34.9 million for the year ended December 31, 2007. Approximately $5.0 million in new revenue was generated from management fees for operating and maintaining the water and wastewater systems under the two new contracts in North Carolina and South Carolina, both of which began during the first quarter of 2008.  There was also approximately $4.9 million in construction and transition revenues at these two bases.

At the other bases under existing contracts in 2008 and 2007, there was an increase of $666,000 in management fees due primarily to interim increases at FBWS and ODUS.  This was offset by a net decrease of $3.1 million in construction revenues at these existing bases during 2008 when compared to 2007.  In 2007, a wastewater expansion project at Fort Bliss generated $20.6 million of construction revenues out of a total of $29.0 million for all ASUS subsidiaries during the year ended December 31, 2007.  The project was completed in August 2007 and did not recur in 2008.  Although there was no similar singularly significant project during 2008, ASUS’ subsidiaries did undertake similar construction activities in 2008 that were on a smaller scale and collectively helped replace construction revenues generated from the wastewater expansion project in 2007.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessment and water supply cost balancing accounts. Supply costs for the electric segment consist of power purchased for resale (including the cost of natural gas) and the electric supply cost balancing accounts. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved. However, this measure, which is not presented in accordance with generally accepted accounting principles (“GAAP”) may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30.7% and 33.5% of total operating expenses for the year ended December 31, 2008 and 2007, respectively. The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the year ended December 31, 2008 and 2007 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$247,936	$237,882	$10,054	4.2%
WATER SUPPLY COSTS:
Water purchased (1)	$46,617	$45,439	$1,178	2.6%
Power purchased for pumping (1)	10,428	10,591	(163)	-1.5%
Groundwater production assessment (1)	10,623	9,944	679	6.8%
Water supply cost balancing accounts (1)	(2,784)	(3,648)	864	-23.7%
TOTAL WATER SUPPLY COSTS	$64,884	$62,326	$2,558	4.1%
WATER MARGIN (2)	$183,052	$175,556	$7,496	4.3%
PERCENT MARGIN - WATER	73.8%	73.8%

ELECTRIC OPERATING REVENUES (1)	$28,424	$28,574	$(150)	-0.5%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$13,616	$14,199	$(583)	-4.1%
Electric supply cost balancing accounts (1)	2,397	1,686	711	42.2%
TOTAL ELECTRIC SUPPLY COSTS	$16,013	$15,885	$128	0.8%
ELECTRIC MARGIN (2)	$12,411	$12,689	$(278)	-2.2%
PERCENT MARGIN - ELECTRIC	43.7%	44.4%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled ($387,000) and ($1,962,000) for the year ended December 31, 2008 and 2007, respectively.

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

Prior to November 2008, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s wells would increase/decrease actual supply-related costs relative to the mix approved for recovery through rates, thereby impacting earnings either negatively or positively.   On August 21, 2008, the CPUC issued a final decision which approved the establishment of a modified cost balancing account that allows recovery of supply costs for changes in water supply mix.  GSWC implemented the MCBA in November 2008 prospectively in connection with the new conservation rate design and the implementation of a WRAM to decouple sales from revenues.  Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a current asset or liability balancing account (tracked individually for Regions II and III).

For the year ended December 31, 2008, 40.1% of GSWC’s water supply mix was purchased as compared to 40.5% purchased for the year ended December 31, 2007.  Because the cost of water purchased is generally higher than pumped water from GSWC’s wells, this change in mix resulted in a slight improvement in water’s percent margin prior to November 2008 compared to the same period in 2007.  As noted above, in November 2008 GSWC implemented the MCBA for Regions II and III which eliminates the effects of  changes in the water supply mix prospectively.

Purchased water costs for the year ended December 31, 2008 increased by 2.6% to $46.6 million as compared to $45.4 million in 2007.  The increase in purchased water due to higher water rates charged from wholesale suppliers was offset by lower customer usage and the slight favorable change in the supply mix discussed above.   In general, the supply cost balancing account as discussed above allows GSWC to track incremental rate changes from suppliers for future recovery in water rates.  The favorable change in the supply mix allowed GSWC to serve a portion of the customer demand from groundwater production rather than wholesale purchases, primarily because of the return to service or replacement of wells which had been removed from service in 2007 as a result of water quality issues and mechanical problems.

For the year ended December 31, 2008, the decrease of 1.5% in power purchased for pumping was principally due to lower customer demand, partially offset by a favorable change in the supply mix, as discussed above.  Groundwater production assessments were higher by 6.8% due to a favorable change in supply mix and increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2007 and 2008.  Average pump tax rates increased in Regions II and III by approximately 3% and 6%, respectively, between the two periods.  These increases in groundwater production assessments were partially offset by lower customer demand.  Again, the supply cost balancing account and MCBA tracks the increases in pump tax rates for future recovery in water rates.

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

An increase of $864,000 in the water supply cost balancing account provision during the year ended December 31, 2008 as compared to the same period in 2007 was primarily caused by: (i) a $2.8 million increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect; (ii) the recording of $497,000 in the MCBA accounts effective November 25, 2008, and (iii) a $310,000 decrease in interest earned on the supply cost balancing accounts due to lower interest rates, offset by: (i) a net increase totaling $2.5 million of under-collections in 2008 compared to the same period in 2007, and (ii) the recording of a $181,000 net under-collection adjustment relating to Region III’s pre-2001 supply costs which were approved by the CPUC in May of 2008; upon approval by the CPUC, a regulatory asset was established for these previously incurred supply costs.

For the year ended December 31, 2008, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 4.1% to $13.6 million compared to $14.2 million for the year ended December 31, 2007 reflecting primarily lower customer demand and kilowatt-hour usage.  Overall, electric’s dollar margin decreased by $278,000 due to lower demand and a $579,000 decrease in interest earned on the electric supply cost balancing account due to lower interest rates, partially offset by an adjustment of $437,000 in 2007 resulting from BVES’ low income program which reduced electric revenues, previously discussed.

Unrealized (Gain) Loss on Purchased Power Contracts

Unrealized (gain) and loss on purchased power contracts represent gains and losses recorded for GSWC’s purchased power agreements with Morgan Stanley Capital Group, Inc. There was a $1.6 million pretax unrealized gain on purchased power contracts for the year ended December 31, 2008 compared to $2.1 million for the year ended December 31, 2007. The contract for unrealized gains and losses at BVES terminated at December 31, 2008. We have filed an application with the CPUC to review our new purchased power contracts, effective after December 31, 2008, and intend to seek the CPUC’s authorization of a memorandum account to track the changes in the fair market value of the contracts resulting in unrealized gains and losses.  If this application is approved, in future periods unrealized gains and losses on the new purchased power contracts will not impact earnings.

Other Operating Expenses

The primary components of other operating expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the year ended December 31, 2008 and 2007, other operating expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water Services	$23,232	$21,721	$1,511	7.0%
Electric Services	2,230	1,927	303	15.7%
Contracted Services	4,614	3,727	887	23.8%
Total other operating expenses	$30,076	$27,375	$2,701	9.9%

For the year ended December 31, 2008, other operating expenses for water services increased by $1.5 million, or 7.0%, due primarily to an increase: (i) in labor costs of $755,000 due to higher wages and related benefits, and an overall increase in the number of employees; (ii) of $497,000 in bad debt expense due to current economic situation which is affecting customers across all water service areas; (iii) of $359,000 in outside legal and consulting services, and (iv) of $101,000 in GSWC’s water education program costs in connection with conservation,  partially offset by a decrease of $162,000 due to lower water treatment and chemical costs, including the removal of nitrate and perchlorate at various groundwater treatment plants that occurred in 2007, and a decrease of $39,000 in other expenses.

There was an increase of $303,000 in other operating expenses for electric services primarily due to higher wages and related benefits of $177,000,  an increase of $113,000 in bad debt expense and an increase of  $13,000  in other expenses.

Contracted services experienced increases in other operating expenses of $887,000 primarily due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, other operating expenses increased by $3.0 million during the year ended December 31, 2008, including $1.0 million in transition costs.  These increases were partially offset by decreases at the other military bases during 2008 resulting from lower outside services of $1.4 million primarily paid to the subcontractor that provided wastewater services to certain of ASUS’ subsidiaries. On January 31, 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases operated by ASUS and any of its present and/or future subsidiaries.  For the year ended December 31, 2008, most of these services were performed internally at lower cost, some of which is recorded in labor costs within maintenance expense.  There was also a decrease of $791,000 in bad debt expense due to the reversal of previously recorded reserves resulting from collections of  past due receivables from the U.S. government, partially offset by an increase of $78,000 in other expenses.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses. For the year ended December 31, 2008 and 2007, administrative and general expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water Services	$45,184	$40,735	$4,449	10.9%
Electric Services	6,857	5,744	1,113	19.4%
Contracted Services	10,675	6,158	4,517	73.4%
Total administrative and general expenses	$62,716	$52,637	$10,079	19.1%

For the year ended December 31, 2008, administrative and general expenses increased by $4.4 million in water services compared to the year ended December 31, 2007 due primarily to: (i) an increase of $3.1 million in labor costs and other miscellaneous employee benefits due to higher wages largely related to Registrant’s annual performance-based salary review program and an increase in overall number of employees; (ii) additional compensation expenses of $590,000 relating to payments made to a former executive officer under a severance and release agreement; (iii) an increase of $699,000 in outside services including legal, tax and consulting costs, and (iv) an increase of $60,000 in other  expenses.

For the year ended December 31, 2008, administrative and general expenses increased by $1.1 million in electric services compared to the year ended December 31, 2007 due primarily to: (i) an increase of $802,000 in allocation of costs from the corporate headquarters’ to BVES; (ii) a $151,000 increase in labor costs and employee related benefits, and (iii) a $160,000 increase in outside consulting, legal and other services.

                There was an increase of $4.5 million in contracted services administrative and general expenses due primarily to an increase of $3.9 million associated with the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008, including allocations from ASUS’ headquarters and the General Office headquarters.  There were also increases at the other bases including: (i) an increase of approximately $217,000 in outside services for legal and consulting work, including costs incurred in connection with a business acquisition, previously discussed; (ii) an approximate $239,000 increase in labor and employee benefit costs, and (iii) a charge of $213,000 relating to the acquisition of the assets of a wastewater subcontractor and the related settlement of the preexisting relationship between ASUS and the wastewater subcontractor used by the Military Utility Privatization Subsidiaries in 2007.  These increases were partially offset by a decrease of $62,000 in other  expenses.

Depreciation and Amortization

For the year ended December 31, 2008 and 2007, depreciation and amortization by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water Services	$28,840	$26,561	$2,279	8.6%
Electric Services	2,209	2,175	34	1.6%
Contracted Services	513	205	308	150.2%
Total depreciation and amortization	$31,562	$28,941	$2,621	9.1%

For the year ended December 31, 2008, depreciation and amortization expense for water and electric services increased by $2.3 million to $31.0 million compared to $28.7 million for the year ended December 31, 2007 reflecting, among other things, the approximately $55.0 million of additions to utility plant during 2007, depreciation on which began in January 2008.  There were also changes to the composite depreciation rates approved by the CPUC. Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There was also an increase in depreciation and amortization expense for contracted services due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, depreciation and amortization expense increased by $137,000 during the year ended December 31, 2008.  There were also increases of approximately $171,000 at the other military bases and at ASUS’ corporate office due to the addition of fixed assets.

Maintenance

For the year ended December 31, 2008 and 2007, maintenance expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water Services	$12,993	$14,471	$(1,478)	-10.2%
Electric Services	805	787	18	2.3%
Contracted Services	2,533	521	2,012	386.2%
Total maintenance	$16,331	$15,779	$552	3.5%

For the year ended December 31, 2008, maintenance expense for water services decreased by $1.5 million to $13.0 million compared to $14.5 million for the year ended December 31, 2007 due principally to a decrease in emergency maintenance on GSWC’s wells and water supply sources in its Region II and III service areas.  Region II and III’s maintenance expense decreased by $1.3 million and $268,000, respectively.  This decrease was partially offset by an increase of $302,000 in maintenance expense at Region I.  There was also a decrease of $170,000 at CCWC.

There was an increase of $18,000 in maintenance for electric services related to the 8.4 MW natural gas-fueled generation plant.

There was an increase of $2.0 million in contracted services maintenance expense due primarily to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008, which added $1.8 million in maintenance expense for the year ended December 31, 2008.  The level of maintenance costs at these bases also reflects the age and condition of the infrastructure at these bases.  There was also increased maintenance expense of $247,000 at the other bases due primarily to higher internal labor costs as a result of the Military Utility Privatization Subsidiaries performing services directly that were formerly performed by a wastewater subcontractor.  As previously mentioned, in January 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases operated by ASUS.

Property and Other Taxes

For the year ended December 31, 2008 and 2007, property and other taxes by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water Services	$10,641	$10,247	$394	3.8%
Electric Services	530	882	(352)	-39.9%
Contracted Services	1,141	125	1,016	812.8%
Total property and other taxes	$12,312	$11,254	$1,058	9.4%

For the year ended December 31, 2008, overall property and other taxes for water and electric services increased by $42,000.  Additional property taxes resulting from higher assessed values and increases in payroll taxes based on increased labor costs, were partially offset by lower franchise fees at BVES.

Property and other taxes were higher in contracted services due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, property and other taxes increased by $370,000 during the year ended December 31, 2008. There was also an increase of $646,000 primarily in gross receipt taxes at the other military bases mostly related to the ODUS military bases in Virginia due in part to an increase in gross revenues.

Construction Expenses

For the year ended December 31, 2008, ASUS’ construction expenses increased to $23.9 million compared to $22.1 million for the same period in 2007.  The commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008 added construction expenses of $4.1 million during the year ended December 31, 2008, including $935,000 for emergency construction at PSUS to address pre-existing conditions not anticipated in the contract and for which ASUS is pursuing recovery from the U.S. government and $379,000 in anticipated losses associated with certain initial capital upgrade projects.  Additional construction expenses of $13.3 million at ASUS’ other subsidiaries during 2008 were offset by the 2007 wastewater expansion project at Fort Bliss, previously discussed.  For the year ended December 31, 2007, this project generated $15.7 million in construction expenses.  The project was completed in August 2007 and did not recur in 2008.

Goodwill Impairment Charge

During 2008, a charge of $7.7 million was recorded to reflect the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  As required by SFAS No. 142, Registrant tests goodwill annually for impairment at the reporting unit level, or when events or circumstances indicate the carrying values may not be recoverable. Registrant evaluates goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for reporting units with goodwill balances. The realization of goodwill is dependent on expected future cash flows from the underlying operations. Forecasted revenues and capital expenditures, which include forecasted customer connection growth and the timing and amount of regulated rate increases, are key components of the discounted cash flow projections.

During the recent impairment analysis, Registrant determined that revenue growth for its Arizona utility, CCWC,  was likely to be slower than originally projected due to downturns in overall economic conditions and new housing construction, as well as the current regulatory environment in Arizona resulting in regulatory lags and lower than anticipated rate increases. Based on the recent goodwill impairment analysis, $7.7 million of goodwill associated with CCWC was found to be impaired and was charged to expense during the fourth quarter of 2008.

Net Gain on Sale of Property

For the year ended December 31, 2007, water services recorded a net pretax gain of $584,000 on the sale of property primarily related to a gain of $325,000 relating to GSWC’s sale of a parcel of land to the Los Angeles Unified School District for the purpose of constructing a high school.  There was also a pretax gain of $238,000 on the sale of property it owned in the City of Claremont. There were no similar gains in the same period of 2008.  Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the year ended December 31, 2008 and 2007, interest expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water and Electric Services	$20,437	$20,515	$(78)	-0.4%
Contracted Services	893	1,067	(174)	-16.3%
Total interest expense	$21,330	$21,582	$(252)	-1.2%

For the year ended December 31, 2008, overall interest expense decreased by 1.2% to $21.3 million compared to $21.6 million for the year ended December 31, 2007 despite an increase in short term borrowings  due to lower short-term interest rates.  The average interest rate on short-term borrowings for the year ended December 31, 2008 was 3.32%, as compared to an average of 5.95% during the same period of 2007.  Average bank loan balances outstanding under an AWR credit facility for the year ended December 31, 2008 were approximately $57 million, as compared to an average of $32 million during the same period of 2007.

Interest Income

For the year ended December 31, 2008 and 2007, interest income by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water and Electric Services	$1,832	$2,340	$(508)	-21.7%
Contracted Services	5	31	(26)	-83.9%
Total interest income	$1,837	$2,371	$(534)	-22.5%

Interest income for water and electric services decreased by 21.7% due to less interest earned on short-term cash surplus of $402,000 and a decrease of $617,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC due to lower interest rates.  These decreases were partially offset by the recording of $480,000 in interest income during the second quarter of 2008 in connection with the IRS’s examination of the 2002 income tax return.

Other

For the year ended December 31, 2008 and 2007, water services recorded other income of $71,000 and $299,000, respectively, as a result of  Registrant’s equity interest in an investment.

Income Tax Expense

For the year ended December 31, 2008 and 2007, income tax expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water and Electric Services	$14,105	$20,450	$(6,345)	-31.0%
Contracted Services	(726)	340	(1,066)	-313.5%
Total income tax expense	$13,379	$20,790	$(7,411)	-35.6%

For the year ended December 31, 2008, income tax expense for water and electric services decreased by 31.0% to $14.1 million compared to $20.5 million for the year ended December 31, 2007 due primarily to a decrease in pretax income and a lower effective tax rate (“ETR”).  The ETR for water and electric services for the year ended December 31, 2008 was 37.9% as compared to a 42.8% ETR applicable to the year ended December 31, 2007.  The ETR deviates from the federal statutory rate primarily due to state taxes and the changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant, rate case and compensation, including expected  contributions to Registrant’s pension plans in 2009).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services decreased to a tax benefit of $726,000 compared to a tax expense of $340,000 for the year ended December 31, 2007 due primarily to a decrease in pretax income.  The ETR for contracted services for the year ended December 31, 2008 was 38.6% as compared to a 33.7% ETR applicable to the year ended December 31, 2007.  The 2008 ETR is higher than the 2007 ETR primarily as a result of the impact of differing state tax rates among the stand-alone state taxing jurisdictions within which ASUS and its subsidiaries operate.

Consolidated Results of Operations - Years Ended December 31, 2007 and 2006 (dollars in thousands)

	Year	Year
	Ended	Ended	$	%
	12/31/2007	12/31/2006	CHANGE	CHANGE
OPERATING REVENUES
Water	$237,882	$222,912	$14,970	6.7%
Electric	28,574	29,268	(694)	-2.4%
Contracted services	34,914	16,449	18,465	112.3%
Total operating revenues	301,370	268,629	32,741	12.2%

OPERATING EXPENSES
Water purchased	45,439	44,641	798	1.8%
Power purchased for pumping	10,591	10,007	584	5.8%
Groundwater production assessment	9,944	9,033	911	10.1%
Power purchased for resale	14,199	14,383	(184)	-1.3%
Unrealized (gain) loss on purchased power contracts	(2,100)	7,071	(9,171)	-129.7%
Supply cost balancing accounts	(1,962)	(1,835)	(127)	6.9%
Other operating expenses	27,375	24,134	3,241	13.4%
Administrative and general expenses	52,637	47,110	5,527	11.7%
Depreciation and amortization	28,941	26,272	2,669	10.2%
Maintenance	15,779	12,254	3,525	28.8%
Property and other taxes	11,254	10,187	1,067	10.5%
Construction expenses	22,125	9,024	13,101	145.2%
Net gain on sale of property	(584)	(258)	(326)	126.4%
Total operating expenses	233,638	212,023	21,615	10.2%

OPERATING INCOME	67,732	56,606	11,126	19.7%

OTHER INCOME AND EXPENSES
Interest expense	(21,582)	(21,121)	(461)	2.2%
Interest income	2,371	2,818	(447)	-15.9%
Other	299	459	(160)	-34.9%
	(18,912)	(17,844)	(1,068)	6.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	48,820	38,762	10,058	25.9%

Income tax expense	20,790	15,681	5,109	32.6%

NET INCOME	$28,030	$23,081	$4,949	21.4%

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

•                  There was an increase, excluding the $2.3 million of water right lease revenues  discussed above, in the margin for the water segment of $15.5 million, or $0.52 per share, as compared to the same period of 2006 due to increased water rates approved by the CPUC that were effective January 1, 2007, an increase in water consumption over that in the prior period, and a favorable supply mix change.

•                  There was an increase in pretax operating income from contracted services at ASUS of $1.9 million, or $0.07 per share, as compared to the same period of 2006 for operating, maintaining and improving the water and wastewater systems at military bases for the U.S. government. The increases include revenue recognized for certain special projects under the percentage-of-completion method of accounting.

•                  There was an increase in GSWC’s other operating and maintenance expenses of $5.3 million, or $0.18 per share, as compared to the same period of 2006, resulting from higher chemical and water treatment costs along with  an increase in required and emergency maintenance on GSWC’s wells and water supply sources.

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

Electric

For the year ended December 31, 2007, revenues from electric operations decreased by 2.4% to $28.6 million compared to $29.3 million for the year ended December 31, 2006 due primarily to lower electric usage and the recording of a regulatory liability of approximately $178,000, with a corresponding decrease in revenues, for probable refunds to customers related to the construction of GSWC’s 8.4 MW natural gas-fueled generation plant.

Contracted Services

Revenues from contracted services are comprised of construction revenues and management fees for operating and maintaining the water and wastewater systems at military bases. For the year ended December 31, 2007, revenues from contracted services increased by $18.5 million, or 112.3%, to $34.9 million compared to $16.4 million for the year ended December 31, 2006 due primarily to an increase of approximately $18.9 million related to construction revenues earned from the U.S. government and recognized on the percentage-of-completion method of accounting. The revenues earned were for the construction of certain improvements, renewals and replacements to the existing water and wastewater infrastructure at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to contracts entered into in 2005. Certain of the construction projects are fixed-price contracts and are supplements to ASUS’ 50-year contracts with the U.S. government. In particular, ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss. The project was a firm-fixed price contract and was an amendment and supplement to the 50-year contract with the U.S. government to manage the entire water and wastewater systems at Fort Bliss. Revenues from this agreement have been recognized under the percentage-of-completion method of accounting. As a result of this new project, which began in early 2007, revenues for contracted services increased by $20.6 million during 2007. The project was completed in August 2007. The year over year revenue increase resulting from this project was partially offset by the non-recurrence of revenues for other one-time construction projects that were completed in 2006. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in  future periods.

There were also additional management fee revenues totaling $539,000 during 2007 generated from operating and maintaining the water and wastewater systems under the military privatization contracts in Virginia and Maryland. Offsetting these increases was a decrease in management fees totaling $938,000 related to contracts with various municipalities to provide billing, call handling and meter reading services. Effective January 1, 2007, ASUS assigned these service contracts with the various municipalities to GSWC.  These management fees are now earned by GSWC so there was no impact on Registrant’s consolidated earnings as a result of this assignment.

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

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

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

A decrease of $507,000 during 2007 in the water supply cost balancing account provision as compared to 2006 was primarily caused by a $2.1 million decrease due to the expiration in October 2006 of the surcharge that was in rates to recover previously incurred supply costs in GSWC’s Region III service areas.  This decrease was partially offset by an overall increase of $1.6 million in the provision as compared to the same period of 2006.  On November 16, 2007, the CPUC approved general rate case increases, retroactive to January 1, 2007, for GSWC’s Region II service area.  The decision reflects the revenue requirement for supply costs that included recent rate increases from GSWC’s suppliers.  As a result,  there was less under-collection in supply costs to record as compared to 2006, resulting in an increase to the supply cost balancing account as discussed.

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

The $2.1 million pretax unrealized gain on purchased power contracts for the year ended December 31, 2007 is due to an increase in the forward market prices at December 31, 2007 since December 31, 2006. There was a $7.1 million pretax unrealized loss on purchased power contracts for the year ended December 31, 2006. Unrealized gains and losses at BVES will continue to impact earnings positively or negatively during the life of the contract, which terminates at the end of 2008.  As of December 31, 2007, there is an accumulated unrealized loss of $1.6 million which will be recognized in income by December 31, 2008.

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

For the year ended December 31, 2007, other operating expenses for water services increased by $1.9 million due primarily to higher chemicals and water treatment costs, including supplies and materials, of $1.2 million in particular at GSWC’s Region II and III services areas. Region II incurred additional costs primarily for the removal of arsenic and volatile organic compounds at six of its wells, while Region III incurred additional costs primarily for two of its treatment plants. There was also an increase in labor costs of $399,000 due to higher wages and related benefits, and an increase of $738,000 in conservation costs at GSWC’s Region II service area.  In 2007, GSWC began expensing conservation costs in Region II pursuant to an agreement reached with the CPUC during its general rate case.  Some of the 2007 Region II conservation expenses were recovered in rates.   Previously, conservation costs in Region II were capitalized and recovered in rate base.  These expense increases in 2007 were offset, in part, by a decrease of $343,000 in bad debt expense.

There was also an increase in other operating expenses of $1.2 million for contracted services primarily due to the commencement of the operation of water and wastewater systems at military bases in Maryland and Virginia. ASUS operated these bases during the full year ended December 31, 2007, whereas, with service commencement dates in the first four months of 2006, they were only operated by ASUS during part of 2006.  Other operating expenses increased by approximately $573,000 at these bases.  There was also an increase of $654,000 in bad debt expense primarily related to aged accounts receivable balances from the U.S. government.  As of December 31, 2007, approximately $2.1 million of amounts due from the U.S. government were past due.

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

For the year ended December 31, 2007, administrative and general expenses increased by $3.5 million in water and electric services compared to the year ended December 31, 2006 due primarily to: (i) an increase of $470,000 in outside services relating primarily to additional tax, accounting and legal services; (ii) an approximate $1.9 million increase in labor costs due to higher wages largely related to Registrant’s annual performance-based salary review program; (iii) an agreement with the City of Folsom to dismiss all opposition to GSWC providing service to the proposed Westborough development; the agreement requires GSWC to pay the City of Folsom $550,000 with Aerojet reimbursing GSWC for 50%, or $275,000, of the settlement payment; as of and for the year ended December 31, 2007, GSWC has recorded an obligation to the City of Folsom for $550,000, an additional receivable of $275,000 from Aerojet for the amount to be reimbursed and a net charge to administrative and general expenses in the amount of $275,000 for its share of the settlement payment; (iv) an increase in insurance premiums of approximately $610,000; (v) a $351,000 increase in rent expense for office space and the telephone system; (vi) an increase in regulatory commission expenses of approximately $149,000, and (vii) a $494,000 net increase in other miscellaneous expenses primarily related to bank fees, postage, supplies and other general corporate expenses. These increases were offset by a decrease of $741,000 in pension costs as a result of favorable changes to actuarial assumptions.

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

Depreciation and Amortization

For the years ended December 31, 2007 and 2006, depreciation and amortization by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2007	12/31/2006	CHANGE	CHANGE
Water Services	$26,561	$24,040	$2,521	10.5%
Electric Services	2,175	2,040	135	6.6%
Contracted Services	205	192	13	6.8%
Total depreciation and amortization	$28,941	$26,272	$2,669	10.2%

For the year ended December 31, 2007, depreciation and amortization expense for water and electric services increased by $2.7 million to $28.7 million compared to $26.1 million for the year ended December 31, 2006 reflecting, among other things, the effects of closing approximately $73 million of additions to utility plant during 2006, depreciation on which began in January 2007. Registrant anticipates that depreciation expense will continue to increase due to Registrant’s on-going construction program at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There was also an increase in depreciation and amortization expense for contracted services due to the addition of fixed assets.

Maintenance

For the years ended December 31, 2007 and 2006, maintenance expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2007	12/31/2006	CHANGE	CHANGE
Water Services	$14,471	$11,225	$3,246	28.9%
Electric Services	787	632	155	24.5%
Contracted Services	521	397	124	31.2%
Total maintenance	$15,779	$12,254	$3,525	28.8%

For the year ended December 31, 2007, maintenance expense for water services increased by 28.9% to $14.5 million compared to $11.2 million for the year ended December 31, 2006 due principally to an increase in planned and emergency maintenance on GSWC’s water supply and distribution facilities.  A significantly higher than anticipated number of water main repairs were completed during 2007, many of which were attributed to much colder than average temperatures reacting with the cast iron pipe materials in older sections of GSWC’s distribution system.  In January 2007, GSWC’s largest distribution system in Los Angeles County experienced over 200 leaks due to the colder than normal temperatures.  In addition to the increase in repairs to the distribution systems owned by GSWC, an increased effort in 2007 was focused on planned maintenance of fire hydrants, gate valves and flushing dead-end water lines compared to 2006.

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

There was an increase of $155,000 in maintenance for electric services related to the 8.4 MW natural gas-fueled generation plant. There was also an increase of $124,000 in contracted services maintenance expense due primarily to increases at Fort Bliss.

Property and Other Taxes

For the years ended December 31, 2007 and 2006, property and other taxes by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water Services	$10,247	$9,422	$825	8.8%
Electric Services	882	635	247	38.9%
Contracted Services	125	130	(5)	-3.8%
Total property and other taxes	$11,254	$10,187	$1,067	10.5%

For the year ended December 31, 2007, overall property and other taxes increased by 10.5% to $11.3 million compared to $10.2 million for the year ended December 31, 2006 reflecting additional property taxes resulting from higher assessed values, and increases in payroll taxes based on increased labor costs.

Construction Expenses

For the year ended December 31, 2007, ASUS construction expenses increased to $22.1 million compared to $9.0 million for the same period in 2006 reflecting the costs incurred for the construction of various improvements, renewals and replacements to the existing water and wastewater infrastructures at Fort Bliss and at the military bases located in Virginia and Maryland pursuant to contracts entered into in 2005. The increase in construction activity resulted from amendments to the original 50-year contracts with the U.S. government which required the construction of additional improvements at the various military bases. As previously mentioned, ASUS entered into a $20.6 million project for the construction of certain improvements to the existing wastewater infrastructure located at Fort Bliss. As a result of this new project, construction expenses increased by $15.7 million during 2007. The project was completed in August 2007. The increase in construction expenses because of this project was partially offset by other non-recurring construction projects that were completed in 2006.

Net Gain on Sale of Property

For the year ended December 31, 2007, water services recorded a net pretax gain of $584,000 on the sale of property. This gain includes a settlement of $325,000 reached with the Los Angeles Unified School District in connection with the condemnation of a parcel of land for the purpose of constructing a high school. This parcel of land had not been used for a number of years in GSWC’s public utility operations. In addition, there was a gain of $238,000 related to the sale of property in the City of Claremont. Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the years ended December 31, 2007 and 2006, interest expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2007	12/31/2006	CHANGE	CHANGE
Water and Electric Services	$20,515	$20,073	$442	2.2%
Contracted Services	1,067	1,048	19	1.8%
Total interest expense	$21,582	$21,121	$461	2.2%

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

Interest Income

For the years ended December 31, 2007 and 2006, interest income by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2007	12/31/2006	CHANGE	CHANGE
Water and Electric Services	$2,340	$2,811	$(471)	-16.8%
Contracted Services	31	7	24	342.9%
Total interest income	$2,371	$2,818	$(447)	-15.9%

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

Other

For the years ended December 31, 2007 and 2006, water services recorded other income of $299,000 and $459,000, respectively, as a result of its ownership interest in an equity investment.

Income Tax Expense

For the years ended December 31, 2007 and 2006, income tax expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2007	12/31/2006	CHANGE	CHANGE
Water and Electric Services	$20,450	$16,117	$4,333	26.9%
Contracted Services	340	(436)	776	-178.0%
Total income tax expense	$20,790	$15,681	$5,109	32.6%

For the year ended December 31, 2007, overall income tax expense increased by 32.6% to $20.8 million compared to $15.7 million for the year ended December 31, 2006 due, in part, to an increase in pretax income of 25.9%. In addition, the ETR for the year ended December 31, 2007 was 42.6% as compared to a 40.5% ETR applicable to the year ended December 31, 2006. The variance between the ETR and the statutory tax rate primarily results from differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.  The increase in the ETR in 2007 is principally due to a net increase in compensatory-related flow-through adjustments.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. In addition, during the third quarter of 2005, AWR filed an amended tax return for 2001 with the IRS which was subject to IRS and Congressional Joint Committee of Taxation (“JCT”) review. During the second quarter of 2006, the IRS and JCT reviews were completed and AWR received a refund in the amount of its original claim of $3.0 million, with interest. Consequently, in the second quarter of 2006, AWR recorded a tax benefit of $400,000, of which $351,000 was attributable to GSWC. There was no such corresponding benefit in 2007.

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

Accounting for Rate Regulation — Because the Registrant operates extensively in a regulated business, it is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Application of SFAS No. 71 requires accounting for certain transactions in accordance with regulations defined by the respective regulatory commissions of the state in which operations are conducted.  Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When either GSWC or CCWC file for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances could occur. In the event that a portion of the Registrant’s operations is no longer subject to the provisions of SFAS No. 71, Registrant would be required to write-off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired.  If a regulatory commission determined that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant would be required to determine if it had suffered an asset impairment that would require a write-down in the assets’ valuation.  At December 31, 2008, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of approximately $120.2 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or the impact of regulatory approval of rates.

As permitted by the CPUC, GSWC maintains water and electric supply cost balancing accounts to track under and over collections of revenues designed to recover such costs. These under-collections and over-collections are included in AWR’s regulatory assets, net of regulatory liabilities and totaled approximately $27.9 million as of December 31, 2008.  Costs are recorded as expenses and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. The amounts included in these accounts primarily relate to increases in amounts charged to GSWC for purchased water, purchased power, and pump taxes that are different from amounts incorporated into the rates approved by the CPUC.  GSWC accrues interest on its supply cost balancing accounts at the prevailing rate for 90-day commercial paper.  The under-collections and over-collections are recorded as regulatory assets and liabilities in accordance with SFAS No. 71 on a monthly basis.  Reviews by the CPUC occur at the time of the filing of a rate case or an advice letter.  Management continually evaluates the anticipated recovery of these under-collections and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset would be adjusted to reflect the change in our assessment or change as a result of regulatory approval.  Recent adjustments to the regulatory assets based on amounts approved by the CPUC have not been material.

Effective November 25, 2008 with the adoption of the WRAM, GSWC also implemented the MCBA and began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding Region and is also interest bearing at the current 90 day commercial paper rate. When the net amount achieves a pre-determined level for the respective region (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC intends to seek approval from the CPUC to refund or collect the balance in the accounts. As of December 31, 2008, GSWC has a net aggregated regulatory asset of $825,000 which is comprised of a $1,322,000 under-collection in the WRAM accounts and a $497,000 over-collection in the MCBA accounts. Management will evaluate the anticipated recovery of this under-collection and will provide for allowances and/or reserves as deemed necessary.

Revenue Recognition — GSWC and CCWC record water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (service has been provided) but not billed by the end of each accounting period. The historical actual unbilled revenues are calculated, from each customer billing record that was billed after the end of the accounting period, based on the number of days that the service had been provided.  Unbilled revenues are recorded for both monthly and bi-monthly customers. The  unbilled revenues are based on customer billings subsequent to year end which are used to compile the actual unbilled consumption as of the year end reporting period.  In addition, effective November 25, 2008 with the adoption of the WRAM, GSWC began recording the difference between what is billed to its regulated customers in Regions II and III and that which is authorized by the CPUC.

Revenues from non-regulated operations and maintenance agreements are recognized when services have been rendered to companies, municipalities or the U.S. government under such agreements. Revenues from firm, fixed-price construction contracts pursuant to 50-year contracts with the U.S. government are recognized on the percentage-of-completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on contracts not yet completed.  The amount of revenue recognized is largely based on costs expended to date and is measured by the percentage of the actual cost to-date to the estimated total cost for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Contract costs include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and overhead costs. Administrative and general costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Income Taxes — Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of GSWC and CCWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant. As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.

Effective January 1, 2007, Registrant and GSWC adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). As of December 31, 2008, Registrant’s total amount of unrecognized tax benefits was $4.2 million of which none, if recognized, would affect the effective tax rate. See Note 10 (Income Taxes) of Notes to Consolidated Financial Statements.

Impairment of Goodwill and Other Long-Lived Assets — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually on December 31 and more frequently if circumstances indicate that it may be impaired. At December 31, 2008, Registrant has $4.6 million of goodwill.  Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.   Registrant uses the terminal multiple valuation method in estimating fair value which assumes a business will be sold at the end of the projection period at a specific terminal multiple.  Earnings and discounted cash flows were developed from Registrant’s internal forecasts.  Additionally, management must make an estimate of a weighted average cost of capital to be used as a company-specific discount rate, which takes into account certain risk and size premiums, long-term bond yields, and the capital structure of the industry. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the SFAS No. 142 impairment model, which could significantly change the amount of any impairment ultimately recorded.

Registrant also considers other qualitative and quantitative factors, including terminal multiples used in the water industry, the regulatory environment in which the reporting unit operates that can significantly impact future earnings and cash flows, and the effects of the volatile current economic environment. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the applicable reporting unit’s assets and liabilities used in the first step, and are compared to its carrying value. The fair values for the majority of such assets and liabilities are equal to their carrying values; however, the fair values of the applicable debt are highly dependent upon market conditions surrounding the measurement date.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.

Registrant completed its impairment testing as of December 31, 2008 and determined that CCWC’s goodwill had been impaired resulting in a $7.7 million charge during the fourth quarter of 2008.    If changes in circumstances or events occur, or estimates and assumptions which were used in the impairment test change, Registrant might be required to record additional impairment charges for goodwill.  As of December 31, 2008, CCWC has $3.5 million of goodwill remaining which may be at risk for potential impairment if the requested rate increases are not granted by the ACC.  As of December 31, 2008, ASUS has $1.1 million of goodwill which may also be at risk for potential impairment if future price redeterminations and equitable adjustments are not granted by the U.S. government.

Periodically, Registrant also reviews for possible impairment of its utility plant in service in accordance with SFAS No. 90, “Regulated Enterprises — Accounting for Abandonments and Disallowances of Plant Costs”.  During 2007 and 2006, approximately $53,000 and $317,000, respectively, was written-off due to disallowances by the regulator.  Registrant determined that there were no impairment losses for 2008. Registrant also reviews regulatory assets for the continued application of SFAS No. 71.

Derivative Instruments — In 2001 and 2002, GSWC entered into various block-forward purchase power contracts. Certain of these contracts did not qualify for the normal purchases and normal sales exception to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138 and 149, and have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings. On a monthly basis, the related asset or liability was adjusted to reflect the fair market value at the end of the month. As these contracts settled, the realized gains or losses were recorded in power purchased for resale, and the unrealized gains or losses were reversed. As a result, GSWC recognized pretax unrealized gains of $1,554,000 and $2,100,000 for the years ended December 31, 2008 and 2007, respectively, and a pretax unrealized loss of $7,071,000 for the year ended December 31, 2006.  The increases and decreases in energy prices throughout the terms of these contracts resulted in significant fluctuations to GSWC’s results of operations.  The market prices for energy used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications.  The contracts entered into in 2001 and 2002 all expired as of December 31, 2008.

In October 2008,  GSWC executed a new purchased power contract that will provide power to BVES effective January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract. The new contract is subject to CPUC approval.  The new contract will also be subject to SFAS No. 133 and will require mark-to-market derivative accounting.  Included in GSWC’s filing to the CPUC requesting approval of the new contract, GSWC also requested the CPUC to authorize the establishment of regulatory asset and liability accounts to offset the entries required by SFAS No. 133.  If approved by the CPUC as requested, all unrealized gains and losses generated from the new purchased power contract would be deferred on a monthly basis into the non-interest bearing regulatory accounts that would track the changes in fair value of the derivative throughout the term of the contract. Changes in the fair value of the derivative throughout the term of the new contract will be included in the regulatory accounts established upon approval of the contract by the CPUC  and would, as a result, no longer affect GSWC’s earnings at that time.

Pension and Postretirement Medical Benefits - Registrant’s pension and postretirement medical benefit obligations and related costs are calculated using the actuarial concepts, within the framework of SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions”, respectively.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension and postretirement expense. The long-term expected return on plan assets was 7% in both 2008 and 2007, for both the pension and postretirement medical plans.

Pension Plan - For the pension plan obligation, Registrant decreased the discount rate to 6.15% as of December 31, 2008 from 6.55% as of December 31, 2007 to reflect market interest rate conditions at December 31, 2008. At December 31, 2008, Registrant’s pension plan included a $95.4 million projected benefit obligation (“PBO”), a $78.7 million in accumulated benefit obligation (“ABO”) and $54.2 million in plan assets stated at fair value.  Total net period pension cost for 2008 was $4.2 million.  A 25 basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2008 by approximately $372,000 or 8.9%, and would have increased the PBO and ABO at December 31, 2008 by $3.6 million, or approximately 3.8%.  A 25 basis point decrease in the long-term return on pension plan asset assumption would have increased 2008 pension cost by approximately $176,000.

In addition, changes in the fair value of plan assets will impact future pension cost and the Plan’s funded status.  Volatile market conditions have affected the value of AWR’s trust established to fund its future long-term pension benefits. The market value of the investments within the plan trust declined by approximately 25% during the year ended December 31, 2008. Unless the market recovers, reductions in the value of plan assets will result in increased future expense, an increase in the underfunded position and increased future contributions. As of February 28, 2009, the fair value of the pension plan assets decreased to $48.6 million due to changes in market conditions.  In March 2009, Registrant filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account.  If this account is approved, Registrant will track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs.  Registrant will not record the amounts in this account as a regulatory asset until they are reviewed and approved by the CPUC.  If approved by the CPUC, Registrant will then establish a regulatory asset with a corresponding increase to earnings. Until then, Registrant expects that its earnings will be negatively affected by increasing pension costs.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements.  However, in 2007 Registrant began contributing the pension cost determined by SFAS No. 87 which exceeded the minimum required contribution.   In accordance with this funding policy, during 2009 the pension contribution is expected to be approximately $8.5 million. The Pension Protection Act of 2006 was signed into law in August 2006. In establishing the contribution amount, Registrant has considered the potential impact of funding rule changes under this Act.

Postretirement Plan - The discount rate for the postretirement medical benefit obligation was increased to 6.40% as of December 31, 2008 from 6.35% as of December 31, 2007.  At December 31, 2008, Registrant’s postretirement medical benefit plan reflected a $10.3 million PBO and $4.9 million in plan assets stated at fair value.  Total expense for this plan was $912,000 for 2008.  A 25 basis point decrease in the assumed discount rate would have increased the net periodic cost for 2008 by a nominal amount and would increase the PBO and ABO at December 31, 2008 by approximately $260,000 or approximately 2.5%.  A 25 basis point decrease in the long-term return on postretirement plan asset assumption would have increased 2008 postretirement medical expense by approximately $14,000.  As of February 28, 2009, the fair value of the postretirement plan assets decreased to $4.4 million due to changes in market conditions.  Furthermore, increasing the health care cost trend rate by one percentage point would increase the PBO and ABO as of December 31, 2008 by $1.2 million and annual service and interest costs by $116,000.  Decreasing the health care cost trend rate by one percentage point would decrease the PBO and ABO as of December 31, 2008 by $1.0 million and annual service and interest costs by $99,000.

Registrant adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” on December 31, 2006. As a result of adopting SFAS No. 158 on December 31, 2006, Registrant recorded the underfunded status of its pension and other postretirement benefit plans on the balance sheet and recorded a regulatory asset for these costs that would otherwise be charged to common shareholders’ equity, as it anticipates recoverability of the costs through customer rates.   SFAS No. 158 did not currently change how net periodic costs for pensions and other postretirement benefits are accounted for in the statements of income. The PBO of the pension and other postretirement plans exceeded the related fair value of plan assets at the December 31, 2008, 2007 and 2006 measurement date by $46.6 million, $16.9 million and $28.3 million, respectively.  The increases in 2008 were caused by declines in the market value of plan assets due to current market conditions, and a lower discount rate used for the Pension Plan. The decrease in 2007 resulted primarily from the effect of an increase in discount rates and an increase in plan assets during 2007 due to positive equity market performance and pension contributions. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with SFAS No. 158.  Due to Registrant’s regulatory recovery treatment, the recognition of the funded status is offset by a regulatory asset pursuant to SFAS No. 71.

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that AWR no longer has access to the capital markets at reasonable terms, Registrant has access to a revolving credit facility that is currently utilized to support operations.  On August 25, 2008, AWR amended its $85 million syndicated credit facility, to increase the aggregate bank commitments by $30 million to $115 million. Up to $20 million of this facility may be used for letters of credit. As of December 31, 2008, an aggregate of $74.7 million in cash borrowings were included in current liabilities and approximately $11.1 million of letters of credit were outstanding under this facility.  As of December 31, 2008, AWR had $29.2 million available to borrow under the credit facility.

AWR also has a Registration Statement on file with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of December 31, 2008, $150.0 million was available for issuance under this Registration Statement which will expire in August 2009. AWR is planning on issuing  common shares in 2009 depending on market conditions.  Proceeds from the issuance of common shares are expected to be used to pay down short-term borrowings. In addition, a senior note in the amount of $40.0 million has been issued on March 10, 2009, to CoBank, ACB (“CoBank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. The proceeds will be used to pay down intercompany short-term borrowings and to fund capital expenditures.

Registrant believes that AWR’s sound capital structure and “A Stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case Registrant may choose to temporarily reduce its capital spending.  Capital expenditures were approximately $77.0 million during 2008, an increase of $27.2 million over the same period last year which were used for infrastructure replacements and improvements. Capital expenditures during 2008 were funded primarily by internally generated cash, short-term borrowings, and advances and contributions from developers.  Registrant’s capital budget for 2009 is estimated at $75 million.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of the California tests, at December 31, 2008, approximately $129.8 million was available from the retained earnings of GSWC to pay dividends to AWR.  GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $237.3 million was available to pay dividends to AWR as of December 31, 2008. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  Dividends in the amount of $13.2 million, $17.2 million and $17.2 million were paid to AWR by GSWC during the years ended December 31, 2008, 2007 and 2006, respectively.

AWR has paid common dividends for over 75 consecutive years.  On January 27, 2009, AWR declared a regular quarterly dividend of $0.250 per Common Share. The dividend, totaling approximately $4.3 million, was paid on March 2, 2009 to common shareholders of record at the close of business on February 10, 2009.  In 2008, 2007 and 2006, AWR paid quarterly dividends to shareholders, totaling approximately $17.3 million or $1.000 per share, $16.3 million or $0.955 per share, and $15.4 million or $0.910 per share, respectively.  AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and potential market interest rate increases. AWR believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.  However, the proposed decision in the GSWC cost of capital proceeding authorized an interest rate balancing account to track interest costs of new debt.  This balancing account would track any difference between the forecast incremental cost of debt included in the cost of capital adopted and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision.

Due to recent market events, the fair value of the plan assets for the pension and postretirement plans have declined since December 31, 2007.   Lower plan asset values resulted in: (i) an increase in AWR’s underfunded positions on the balance sheet with a corresponding increase in regulatory assets for pensions and other postretirement obligations at December 31, 2008, and (ii) a significant increase in pension and postretirement expense and required cash contributions in 2009, and in subsequent years to the extent the effects are not offset by the effects of a change in the discount rate.

In August 2008, Standard & Poor’s reaffirmed a rating of “A Stable” for both AWR and GSWC. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

Cash Flows from Operating Activities:

Registrant’s future cash flows from operating activities will be affected by utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; and required cash contributions  to pension and postretirement plans.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure at the different military bases, timely redetermination of prices and requests for equitable adjustments of prices and timely collection of payments from the U.S. government.

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. As previously mentioned,  AWR amended its $85 million syndicated credit facility, to increase the aggregate bank commitments by $30 million to $115 million. Registrant will continue to seek access to debt and equity capital markets to meet future operating requirements and capital expenditure requirements.  There can be no assurance that Registrant will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in the regulatory environments and changes in economic conditions.

Taking into account the factors noted above, Registrant also obtains cash from non-operating sources such as the proceeds from debt issuances, customer advances for and contributions in aid of construction and equity offerings, discussed below in financing activities.

Net cash provided by operating activities was $62.1 million for the year ended December 31, 2008 as compared to $51.0 million for the same period ended December 31, 2007. The overall increase of $11.1 million was primarily attributable to an increase in water revenues at GSWC due to higher water rates charged to customers that were approved by the CPUC, and an increase of $6.6 million in cash advances at ASUS for billings in excess of costs and estimated earnings on uncompleted contracts collected during the year ended December 31, 2008 from the U.S. government, primarily at Fort Jackson and Fort Bragg. The timing of cash receipts and disbursements related to working capital items, including rate recovery from customers of  regulatory assets, also affected the changes in net cash provided by operating activities.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations as adjusted by changes in working capital in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures at GSWC, increased to $79.3 million for the year ended December 31, 2008 as compared to $49.3 million for the same period in 2008. This increase was primarily due to $27.2 million higher capital expenditures consistent with Registrant’s capital investment plan for 2008.  Also in 2008, ASUS completed the acquisition of substantially all assets of the subcontractor that provided  wastewater services for the Military Utility Privatization Subsidiaries for an aggregate purchase price of $2.3 million related to the assets.  In 2007, cash used in investing activities also included proceeds received on the sale of property.  There were no proceeds received on the sale of property during 2008.

Cash flows used in investing activities are expected to maintain at similar levels during 2009. Capital expenditures are expected to be approximately $75 million during 2009. Registrant intends to invest capital prudently to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where  infrastructure is replaced, as needed, and major capital investment projects, where  new water treatment and delivery facilities will be constructed.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

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

Net cash provided by financing activities was $22.8 million for the year ended December 31, 2008 as compared to net cash used of $3.3 million for the same period in 2007. The increase of $26.1 million in net cash provided by financing activities was primarily caused by an increase of $32.3 million in notes payable to banks to fund operations.  This increase was partially offset by an increase of $918,000 in dividends paid to AWR’s shareholders and a decrease of $3.2 million in the proceeds from stock option exercises in 2008.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  GSWC has $100.0 million available for issuance of debt or equity securities under a Registration Statement that became effective in February 2009.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $63.1 million for the year ended December 31, 2008 as compared to $48.4 million for the same period in 2007. The increase of $14.7 million is primarily attributable to increased water revenues resulting from higher water rates charged to customers that were approved by the CPUC, and the timing of cash receipts and disbursements related to working capital items affecting the changes in net cash provided by operating activities, including rate recovery from customers of GSWC’s regulatory assets.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities increased to $73.1 million for the year ended December 31, 2008 as compared to $46.1 million for the same period in 2007. This increase was due to higher capital expenditures consistent with GSWC’s 2008 capital improvement plan. In 2007, cash used in investing activities was partially offset by proceeds received on the sale of property.  There were no proceeds received on the sale of property during 2008.  GSWC is expected to incur capital expenditures in 2009 of approximately $75 million primarily for upgrades to its water supply and distribution facilities as well as costs for computer software and implementation.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $12.4 million for the year ended December 31, 2008 as compared to net cash used of $2.6 million for the same period in 2007. The increase in net cash provided by financing activities was primarily due to the issuance of 12 additional GSWC Common Shares to AWR for $30.0 million.  GSWC used the proceeds to pay down intercompany debt owed to AWR.  Accordingly, there was a $17.0 million decrease in the net change in intercompany borrowings.  There was also a $4.0 million decrease in dividends paid to AWR.

CCWC and ASUS

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

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2008. All obligations and commitments are obligations and commitments of AWR unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$173,100	$—	$—	$3,100	$170,000
Private Placement Notes (3)	68,000	—	—	—	68,000
Tax-Exempt Obligations (4)	18,584	89	215	6,225	12,055
Other Debt Instruments (5)	1,203	237	526	254	186
Total GSWC Long-Term Debt	260,887	326	741	9,579	250,241
Chaparral City Water Co. Debt (6)	6,285	310	675	755	4,545
Total AWR Long-Term Debt	$267,172	$636	$1,416	$10,334	$254,786

Interest on Long-Term Debt (7)	$369,966	$18,692	$37,312	$37,143	$276,819
Advances for Construction (8)	86,816	3,508	6,718	6,718	69,872
Purchased Power Contracts (9)	40,945	8,436	17,995	14,514	—
Capital Expenditure Commitments (10)	17,634	17,634	—	—	—
Water Purchase Agreements (11)	60,600	14,502	27,912	14,245	3,941
Operating Leases (12)	11,587	2,938	5,058	2,783	808
Employer Contributions (13)	48,228	9,468	19,432	19,328	—
Chaparral City Water Co. (14)	401	160	241	—	—
SUB-TOTAL	$636,177	$75,338	$114,668	$94,731	$351,440

Other Commitments (15)	83,934

TOTAL	$987,283

(1)                                  Excludes dividends and facility fees.

(2)                                  The Notes and Debentures are issued under an Indenture dated as of September 1, 1993, as amended in December 2008. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or cross default provisions.

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

(4)                                  Consists of obligations under a loan agreement supporting $7.9 million in outstanding debt issued by the California Pollution Control Financing Authority, $6 million in obligations supporting $6 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.7 million of obligations incurred by GSWC with respect to its 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. GSWC’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, GSWC has entered into agreements with various developers for 422 acre-feet, in the aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5)                                  Consists of $721,000 outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $339,000 outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $143,000 outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)                                  Consists of $6.3 million of outstanding obligations under a loan agreement supporting Industrial Development Revenue Bonds. The loan agreement contains provisions that establish a maximum of 65% debt in the capital structure, limits cash distributions when the percentage of debt in the capital structure exceeds 55% and requires a debt service coverage ratio of two times interest expense.

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

(9)                                  Consists of the new purchased power contract executed in October 2008 with Shell Energy North America (US), LP (“Shell”) that began providing power to BVES effective January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract.

(10)                            Consists of noncancelable commitments primarily for capital projects under signed contracts.

(11)                            Water purchase agreements consist of: (i) contracts with various governmental entities to purchase imported water for an aggregate remaining commitment of $53.7 million, which expire on an agreement by agreement basis commencing in 2011 through 2013; (ii) a remaining amount of $2.4 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years), and (iii) an aggregate amount of $4.5 million of other water purchase commitments with other third parties. In some cases, the amount of the commitment is estimated based on current rates per acre-foot of water purchased.  These rates may be changed annually.

(12)                            Reflects Registrant’s future minimum payments under noncancelable operating leases.

(13)                            Primarily consists of Registrant’s expected contributions (all by employer) to its pension and postretirement plans in 2009, 2010, 2011, 2012 and 2013. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan), and the significant impact that returns on plan assets and changes in discount rates might have on such amounts.  Also included are Registrant’s estimated future contributions for the Supplemental Executive Retirement Plan which equal the expected benefit payments under this plan.

(14)                            CWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 8,909 acre-feet of water per year from CAP. There is an annual charge based on the amount of CCWC’s entitlement.  This charge does not depend upon the  amount of water  delivered.  The rate for such charge is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $401,000 as of December 31, 2008.

(15)                            Other commitments consist of: (i) a $115 million syndicated revolving credit facility, of which $74.7 million was outstanding as of December 31, 2008; (ii) a $3.9 million asset retirement obligation that reflects principally the retirement of wells, which by law need to be properly capped at the time of removal; (iii)  $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations); (iv) an irrevocable letter of credit in the amount of $850,000 for the deductible in Registrant’s business automobile insurance policy; (v) an irrevocable letter of credit in the amount of $580,000 that expires in October 2009 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power, and (vi) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.

In January 2006, ASUS, entered into a water purchase agreement to acquire 5,000 acre-feet of water rights from Natomas for a base price of $2,500 per acre-foot of water payable in payments contingent on achievement of specific milestones and events.  Because of the contingencies which have not been met, this agreement has not been included in the table above.

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

Effects of Inflation

 The rates of our regulated utilities are established to provide recovery of costs and a fair return on our shareholders’ investment.  Recovery of the effects of inflation through higher water rates is dependent upon receiving adequate and timely rate increases.  However, authorized rates charged to customers are usually based on a forecast of expenses and capital costs for GSWC and on historical expenses and capital costs for CCWC.  Rates may lag increases in costs caused by inflation.  During periods of moderate to low inflation, as has been experienced for the past several years, the effects of inflation on our operating results have not been significant.  Furthermore, in California the CPUC allows the use of projections for a future test year in general rate cases.

For the Military Utility Privatization Subsidiaries, under the terms of the contracts with the U.S. government, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts.  These price redeterminations include adjustments to reflect changes in operating conditions, as well as inflation in costs.  Like our regulated utilities, recovery of the effects of inflation is dependent upon receiving adequate and timely price redeterminations.  ASUS has experienced delays in the redetermination of prices at the various bases.

Bear Valley Electric Service of GSWC

As of December 31, 2008, GSWC had accrued $16.1 million in under-collected power costs, including approximately $3.0 million related to the remaining amount of the under-collection of costs  that  were incurred during the energy crisis in late 2000 and 2001 in connection with providing service to its Bear Valley Electric customers. GSWC is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual costs for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed, unless the CPUC approves adjustments.

Power Supply Arrangements at GSWC’s Bear Valley Electric Service Area

Most of the electric energy sold by GSWC to customers in its BVES area is purchased from others.

During the California energy crisis, GSWC entered into a five-year and nine-month, block forward purchase contract with Mirant Marketing for 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006 to stabilize our purchased energy costs for the electric division. The contract with Mirant Marketing had physical delivery requirements and hence did not require derivative accounting treatment.  However, in an attempt to take advantage of the lower energy prices in 2002, GSWC entered into blended and extended purchase power contracts with MSCG (formerly PWMT), effective November 2002 which expired on December 31, 2008.  These contracts did require derivative accounting treatment.

In October 2008 GSWC executed a new purchased power contract with Shell Energy North America (US), LP (“Shell”)  for different amounts of power over different time periods.  Shell began providing power to BVES  on January 1, 2009. The new contract is subject to CPUC approval.  Under the new contract,  Shell agreed to provide  13 MWs of electric energy to GSWC at an average fixed price of $67.15 per MWh beginning January 1, 2009 through November 30, 2013. During the winter peak period,   Shell  agreed to provide GSWC  7 MWs of electric energy at an average fixed price of $66.40 per MWh beginning January 1, 2009 through December 31, 2011.  The new contract will also be subject to SFAS No. 133 and will require mark-to-market derivative accounting.  BVES has requested the CPUC to authorize the establishment of regulatory asset and liability accounts to offset the entries required by SFAS No. 133.  If this request is approved by the CPUC, all unrealized gains and losses generated from  this purchased power contract would be deferred on a monthly basis into the non-interest bearing regulatory accounts that would track the changes in fair value of the derivative throughout the term of the contract.   Changes in the fair value of the derivative throughout the term of the new contract will be included in the regulatory accounts established by GSWC upon approval of the contract by the CPUC, and would, at such time, no longer affect GSWC’s earnings.

GSWC previously filed a complaint with the FERC seeking to reduce the $95 per MWh rate in the Mirant Marketing contract to a just and reasonable price. The FERC denied GSWC’s complaint and GSWC appealed the denial. On December 19, 2006, the United States Court of Appeals for the Ninth Circuit issued an opinion granting the petition filed by GSWC for a review of the orders that the FERC issued.   The Court’s opinion remanded the case back to the FERC, finding that the FERC applied the wrong legal standard and ignored relevant factors in denying the Company’s complaint. Neither the FERC nor Mirant Marketing filed a petition with the Supreme Court of the United States for review of the Court of Appeals’ judgment in GSWC’s case, making the Court of Appeals’ judgment final. Other sellers of energy, however, sought Supreme Court review of the Ninth Circuit’s judgment remanding to the FERC similar complaints brought against them by other utilities. The Supreme Court affirmed the Ninth Circuit’s judgment remanding those cases, but on narrower grounds than in the Ninth Circuit’s opinion. The Ninth Circuit vacated its opinion in all the cases, including GSWC’s case, in light of the Supreme Court’s decision and remanded the cases to the FERC. The FERC has stayed the proceedings to allow the parties an opportunity to engage in settlement discussions. Registrant is unable to predict the final outcome of these settlement discussions or the outcome of the FERC proceedings.

The average minimum monthly load at BVES customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, GSWC buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market sporadically. The average cost of power purchased, including the transactions in the spot market, was approximately $74.86 per MWh for the year ended December 31, 2008 as compared to $76.69 per MWh for the same period of 2007. GSWC’s average energy costs are impacted by pricing fluctuations on the spot market.

Generation Facility

As a means of meeting the increasing demands for energy, GSWC has constructed a natural gas-fueled 8.4 MW generation facility.  The generator went on line during the third quarter of 2004. GSWC filed for increased rates in the third quarter of 2004.  In April 2005, new customer rates went into effect related to this generation plant, which has resulted in an increase of approximately $2.3 million in annual revenue based on an estimated total capital-related cost of $13 million. The rates are subject to refund pending CPUC’s final cost review. The CPUC also ordered GSWC to establish a memorandum account to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to customers. During the third quarter of 2007, GSWC received vendor credits of approximately $851,000, which reduced the actual recorded costs of the generation plant below $13 million.  As a result, GSWC has recorded as of December 31, 2008, a regulatory liability of $353,000 with a corresponding reduction in electric revenues for probable refunds to customers related to the generation plant.

In December 2008, the CPUC’s Division of Ratepayer Advocates (“DRA”) issued a report in connection with BVES’ general rate case.  In their report, DRA disagreed with the amount of overhead costs allocated to the generation plant. DRA proposes to use a different overhead loading factor to assign indirect costs to the generation plant. This would reduce the amount of overhead costs assigned to the generation plant and increase the amount to be refunded to customers.  In January 2009, BVES submitted rebuttal testimony disagreeing with DRA’s recommendation to reduce the amount of overhead costs applied to the generation plant.  Management believes that DRA’s rationale and recommendations are not correct and are inconsistent with GSWC’s historical practice of applying overhead which has been approved by the CPUC in prior rate cases.  GSWC will vigorously defend its position.  If the DRA’s recommendations are accepted by the CPUC, GSWC  may be required to refund to customers an additional $1.0 million calculated as of December 31, 2008.  At this time, GSWC is unable to predict the outcome of this matter.  Since management believes that the CPUC will not approve DRA’s recommendations, no additional refunds to customers have been recorded as of December 31, 2008.

Contracted Services

On March 4, 2008, ASUS received a letter from the U.S. Army demanding payment of approximately $7.5 million in liquidated damages for alleged failure at FBWS to make a good faith effort to achieve its small business subcontracting goals. FBWS had filed a Notice of Appeal stating its disagreement with the position taken by the U.S. Army.  The U.S. Army responded to the appeal and had disagreed with all of FBWS’ assertions. On February 2, 2009, FBWS and the U.S. government entered into a Settlement Agreement whereby the U.S. government agreed not to pursue the liquidated damages and released FBWS from any and all claims arising from this matter.  FBWS agreed to pay the U.S. government a nominal amount for administrative expenses associated with the U.S. government’s response to ASUS’ appeal of the liquidated damages claim.

Construction Program

Registrant’s businesses require significant annual capital expenditures. GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2008, GSWC has unconditional purchase obligations for capital projects of approximately $17.6 million.  In addition, GSWC is expected to incur capital expenditures in 2009 of approximately $75.0 million primarily for upgrades to its water supply and distribution facilities as well as costs for computer software and implementation.  During the years ended December 31, 2008, 2007 and 2006, GSWC spent $73.1 million, $46.7 million and $64.5 million, respectively, for these purposes.  A portion of these capital expenditures is funded by developers through either advances, which must be repaid, or contributions in aid of construction, which are not required to be repaid.

CCWC is expected to incur capital expenditures in 2009 of approximately $1 million, compared to capital expenditures of $2.6 million, $2.9 million and $1.9 million in 2008, 2007 and 2006, respectively.

ASUS is expected to incur capital expenditures in 2009 of approximately $56.0 million, most of which will be funded by the U.S. government.  In certain circumstances, the U.S. government may request that ASUS finance the cost of selected construction projects.  ASUS will consider financing such projects.  The terms of any such financing, including the interest rate, will be determined on a case-by-case basis.

AWR has no material capital expenditure commitments.

Regulatory Matters

Certificates of Public Convenience and Necessity

GSWC holds Certificates of Public Convenience and Necessity granted by the CPUC in each of the ratemaking districts it serves. CCWC holds Certificates of Public Convenience and Necessity granted by the ACC for the areas in which it serves.  In addition, FBWS holds a Certificate of Public Convenience and Necessity from the Texas Commission on Environmental Quality; the Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company; the Maryland Public Service Commission conditionally approved the right of TUS to operate as a water and wastewater utility service at Andrews Air Force Base, Maryland; the South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company, and ONUS is regulated by the North Carolina Public Service Commission.

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

Rates that GSWC and CCWC are authorized to charge are determined by the CPUC and the ACC, respectively, in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year in California and using a historical test year, as adjusted, in Arizona. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a fair return on rate base.  In California, rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions.  In Arizona, rate base consists of the same components; however, it is based on fair value rather than original cost.

GSWC is required to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC’s typically include an increase in the first test year with inflation rate adjustments for the second and third years of the GRC cycle for expenses.  For capital projects, there are two test years.   Rates are based on a forecast of expenses and capital costs for the test year. According to the CPUC’s new water rate case plan adopted in May 2007, GSWC will migrate to a rate case schedule that brings all three Regions of GSWC within a single triennial rate case.  Starting with the filing made on July 1, 2008, GSWC’s Regions II and III plus the general office are undergoing rate review in a single case. Region I’s most recent rate case was decided on January 31, 2008.  GSWC expects to file its next rate case for Region I in January 2010, for rates in years 2011 and 2012.  GSWC will then file for all three regions plus the general office in July 2011 for years 2013, 2014, and 2015. According to the new rate case schedule, all Regions will then be reviewed in a single case for the ensuing three-year cycle.  The new consolidated GRC is expected to have an 18-month processing schedule.

In California, rates may also be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two- to four- month regulatory processing lag.

Under the new rate case plan adopted by the CPUC in May 2007, GSWC is required to file a separate application to review the rate of return authorized by the CPUC.  In prior years, the rate of return was determined as part of the general rate case process along with all other operating costs.  This new procedure to separate the rate of return from the general rate case is the same process that the CPUC utilizes to determine the rate of return for energy companies under CPUC jurisdiction.

GSWC filed its first cost of capital application under the new rate case plan on May 1, 2008.  The application requests the CPUC to adopt a new rate of return on rate-base (“RORB”) of 10% on average for calendar years 2009, 2010, and 2011, based on a requested return on equity (“ROE”) of 12.1%.   If approved as filed, it is expected that the new adopted ROE and RORB would generate approximately $12 million of additional annual revenue in 2009.   The scoping memo for this proceeding bifurcated the proceeding into two phases.  Phase I will establish ROEs.  Phase II will address automatic adjustment mechanisms for ROE/RORB between rate cases.  In December 2008, the CPUC issued a Proposed Decision (“PD”) in the Phase I cost of capital proceeding.  The PD recommends an ROE of 10.2%.  A final decision on Phase I of the cost of capital proceeding is expected before the end of the first quarter in 2009.  In January 2009, the CPUC issued a revised scoping memo for Phase 2 of the proceeding which directed the parties to submit testimony addressing the effect of the current financial market crisis on the utilities ability to attract and retain capital.  Those testimonies were filed on February 2, 2009 and a hearing on that subject was held on February 12, 2009.  On February 23, 2009, GSWC signed a settlement agreement with DRA and the other utilities in Phase II of the cost of capital proceeding regarding the automatic adjustment mechanism.  That settlement, if adopted by the CPUC, would establish the index for adjusting the adopted ROE, the “trigger” for an adjustment, and the frequency and timing for possible adjustments. A final decision on Phase II is expected in the late second quarter or early third quarter of 2009.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do, however, regulate certain transactions between GSWC and its affiliates.  In addition, the Military Utility Privatization Subsidiaries are regulated by their respective commissions in the state in which they operate.  However, the amounts charged by the Military Utility Privation Subsidiaries for water and wastewater services at military bases are based upon the terms of 50-year contracts with the U.S. government and supplemental fixed price construction contracts. The operations and maintenance contracts provide that prices will be redetermined at the end of two years after commencement of operations at each military base and every three years thereafter. In addition, prices may be equitably adjusted for changes in law, wage and benefit increases and other circumstances.  ASUS has, however, experienced delays in the redetermination of rates and the processing of equitable adjustment requests.  For the supplemental construction contracts, prices may be changed through the change order process if significant unforeseen issues arise during the construction process.

Changes in Rates

The following table lists information on estimated annual rate changes for GSWC as approved by the CPUC during 2008, 2007 and 2006.

(in thousands)	Supply	Balancing	General
	Cost	Account	and Step	Advice
Year	Offset	Amortization	Increases	Letters	Total
2008	$—	$7,165	$12,951	$3,264	$23,380
2007	1,749	716	12,155	2,353	16,973
2006	—	(3,563)	11,081	1,218	8,736

Recent Changes in Rates

Rate increases in 2009:

In January 2009, the CPUC approved escalation/attrition year rate increases for all three GSWC water ratemaking areas effective January 1, 2009.  The authorized rate increases are expected to provide GSWC with additional annual revenues of approximately $256,000 for Region I.  The authorized rate changes are expected to provide GSWC additional annual revenues of approximately $5.1 million for Region II representing the third year of a three-year rate case increase approved by the CPUC in 2007. The interim rate changes for Region III are expected to provide GSWC with additional revenues  of approximately $4.0 million  in 2009. These estimates of additional revenues are based upon normalized sales levels approved by the CPUC, effective January 1, 2009.

Rate increases in 2008:

In January 2008, the CPUC approved rate increases of $6.4 million for the seven ratemaking areas in the Region I customer service area based on an authorized return on equity of 10.2%.  On March 3, 2008, the DRA filed an application for rehearing of the Region I GRC decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  In September 2008, the CPUC granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.7 million of costs incurred in connection with the La Serena Plant Improvement Project.  The project is currently in rate base and the earnings have been included in rates since January 1, 2008.  At this time, management believes it is probable that the costs of this project will be allowed to remain in rate base.  The final resolution of this issue is expected in the fourth quarter of 2009 as part of the CPUC’s decision in the Region II and III general rate case.

In January 2008, the CPUC also approved attrition year rate increases for Regions II and Region III customer service areas effective January 1, 2008 designed to generate annual revenues of approximately $3.6 million and $3.0 million based on an authorized return on equity of 10.1% and 9.8%, respectively.

The combined rate increases for Regions I, II and III discussed above are designed to generate approximately $13.0 million annually, based upon normalized sales levels approved by the CPUC, effective January 1, 2008.

Rate increases in 2007:

In February 2006, GSWC filed an application with the CPUC for rate increases in Region II and to cover general office expenses at the Corporate Headquarters for both Regions II and III. Due to delays in issuing a decision on these applications, the CPUC had previously approved interim rate increases totaling $1.2 million and $135,000 for Region II and Region III, respectively, that became effective January 1, 2007. On November 16, 2007, the CPUC approved the general rate increases for the Region II service area and additional rate increases in Region II and III to recover general office expenses at the Corporate Headquarters.   The rate increases were retroactive to January 1, 2007.   Accordingly, during the fourth quarter of 2007, GSWC recorded the revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 to the implementation of the authorized rates.  This resulted in the recording of a $7.2 million regulatory asset and corresponding increase in revenues during the fourth quarter of 2007.  A surcharge was implemented in the first quarter of 2008 to begin recovering this amount from customers.

The CPUC also approved the second year increases for Region III in an estimated amount of approximately $2.3 million, effective January 1, 2007. Based on certain corrections to the rate calculation, GSWC also filed an Application for Rehearing to request additional revenues in connection with the January 2006 decision.  On July 31, 2008, the CPUC adopted a stipulation jointly filed by GSWC and DRA.  The stipulation addressed all of the pending issues including proposing a 12-month surcharge enabling GSWC to recover revenues of approximately $541,000 for the period January 1, 2006 through May of 2008.  In addition, it was stipulated that tariffs in Region III should be adjusted for additional revenues generated from the date the stipulation was approved.   As a result of the CPUC’s approval, a regulatory asset of $541,000 was established in July 2008 with a corresponding increase to income.  This regulatory asset  is being recovered through the 12-month surcharge.

Pending Rate Requests

GSWC

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

In June 2008, GSWC’s BVES division filed its general rate case with the CPUC’s electric division.  The filing was the first full general rate case for BVES since 1996.  Costs incurred in connection with the construction of the generating facility are expected to be reviewed by the CPUC as part of the 2008 general rate case.  The filing requests an overall annual revenue increase of $6.8 million for 2009 and incremental increases of $3.7 million over the three year period 2010-2012.   All of the increase is to the base rate portion of BVES’ rates.  The $6.8 million increase represents an overall increase of approximately 23% over current rates.  BVES has included a request for a phased-in implementation of the rate increase.  The proposed phase in plan would recognize the full rate increase in the first year for financial reporting purposes, but defer the revenue recovery to a subsequent year.  In the application, BVES has requested an ROE of 11.7%.

As previously discussed, during the third quarter of 2008, BVES filed an amended application to request CPUC approval of a new purchased power contract addressing the revenue requirement for the purchased power component of rates and also requesting regulatory accounting treatment for all unrealized gain and losses on the new contract due to derivative accounting.  A final decision on this application is expected in the second quarter of 2009.

CCWC

CCWC filed a rate case with the ACC in August 2004 for its water system in Fountain Hills, Arizona. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and was expected to generate additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues. During this GRC, CCWC sought to have its rates determined using a fair value rate base. The ACC elected not to use fair value in setting the rates. CCWC appealed the ACC’s use of only original cost less depreciation rate base to determine the revenue requirement. Because CCWC’s fair value rate base was higher, the use of original cost exclusively to determine the revenue requirement deprived CCWC of a substantial amount of operating income. Following the approval of this rate case, CCWC filed an appeal with the Arizona Court of Appeals. On February 13, 2007, the Arizona Court of Appeals upheld CCWC’s challenge to the ACC’s failure to use fair value rate base in the determination of operating income. The process the ACC utilized resulted in a lower revenue requirement and was found to be in violation of the Arizona Constitution. However, the Court also held that the ACC’s determination of the return on equity, while not well-explained, was made based on the evidence, was a matter within the agency’s substantial discretion and was lawful.  The ACC decided to not seek review, and the matter was returned to the ACC on remand for modification of the original ACC decision consistent with the decision of the Court of Appeals. Testimony was filed by ACC staff and the Residential Utility Consumer Office.  The ACC conducted evidentiary hearings on the remanded case in January 2008.  The ACC rendered its final decision on July 17, 2008.  The decision reduced the ROE from the 9.3% in the original decision by 200 basis points resulting in a return on fair value rate base of only 6.4%, resulting in expected additional annual revenues of only $12,000.  CCWC has filed its Opening Brief with the Court of Appeals on February 25, 2009 regarding this decision by the ACC.

During the course of remand proceedings in the 2004 rate case, in the fourth quarter of 2007, CCWC filed its new general rate case with the ACC.  Unlike California, there is not a three-year cycle in Arizona.  The only filing requirement is that a utility cannot have two applications pending at the same time.  In the 2007 filing, CCWC requested rate increases which are expected to generate approximately $3.1 million in additional annual revenues. The processing of this case was expected to take approximately 18 months.  However, the ACC suspended processing of the 2007 rate case until completion of the proceedings on remand of the 2004 rate case.  As a result of the final determination in the 2004 rate case, CCWC intends to pursue the 2007 case as promptly as possible including a request for interim rates.  As of December 31, 2008, CCWC has $3.5 million of goodwill which may be at risk for potential impairment if the requested rate increases are not granted by the ACC.  Evidentiary hearings on the 2007 GRC filing were held in December 2008 for all issues other than the rate of return.  Evidentiary hearings on the rate of return issue were held in January 2009.  Parties have submitted briefs and reply briefs.

Other Regulatory Matters

New Service Territory Application, Sutter County

GSWC has entered into a water transfer agreement with Natomas under which Natomas has agreed to sell up to 30,000 acre-feet per year of water to be used exclusively by GSWC to serve customers in Sutter County, California. GSWC filed for a Certificate of Public Convenience and Necessity (“CPCN”) with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California within the Natomas service area. CPUC review of the application was deferred pending completion of an environmental assessment for the proposed new water service territory.  On September 29, 2008, GSWC filed an amended application which included the Proponents Environmental Assessment. On October 3, 2008 the County of Sutter and the CPUC’s DRA protested the application. On October 14, 2008, GSWC submitted comments on the protests.  On January 15, 2009, the CPUC Administrative Law Judge (ALJ) held a prehearing conference. Sutter County’s attorney recommended a delay in the proceeding until May 2009 when the County anticipates the completion of a review of the environmental impact report and a building moratorium may be lifted due to the current levee situation.  The ALJ is reviewing the merits of a delay and has yet to issue a scoping memo and a procedural schedule.

New Service Territory Application, Westborough Development, Sacramento County

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

In June 2007, GSWC signed an agreement with the City of Folsom and the City agreed not to contest GSWC’s providing water service to Westborough and relinquished all claims concerning GSWC’s providing water service to the area. As compensation to the City of Folsom to resolve its claim, GSWC agreed to pay the City of Folsom $550,000. Aerojet  agreed to reimburse GSWC for 50%, or $275,000, of the settlement payment. As of December 31, 2008, GSWC has recorded an obligation of $550,000 to the City of Folsom and an additional receivable of $275,000 from Aerojet for the amount to be reimbursed.

During the third quarter of 2007, GSWC filed a second advice letter after resolving the issue with the City of Folsom. That advice letter was subsequently protested by the Sacramento County Water Agency (“SCWA”).  During the second quarter of 2008, the objections raised by SCWA in their protest were removed.  GSWC intends to file again with the CPUC in 2009 to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development.

Conservation Rate Design and Revenue Adjustment Mechanisms

In February 2007, the CPUC opened an Order Instituting Investigation (“OII”) to Consider Policies to Achieve Conservation Objectives (known as the “Conservation OII”). The Conservation OII’s primary considerations were: (i) the establishment of a WRAM to decouple sales from revenues; (ii) a tiered rate design as a means to encourage water conservation; (iii) the establishment of the MCBA; and (iv) whether the adoption of a revenue adjustment mechanism should affect the authorized ROE.  The WRAM and the  MCBA are intended to negate any impact on the Company’s earnings from customers’ conservation efforts.  On August 21, 2008, the CPUC issued a final decision which authorized GSWC to implement an increasing block rate design in GSWC’s Regions II and III as a means to encourage water conservation.  It also directed GSWC to file a tiered rate design for Region I, which has been filed by GSWC.   In addition, GSWC was authorized to establish a WRAM to track revenue shortfalls for subsequent recovery from customers, and an MCBA that would include recovery for changes in water supply mix. The decision further defers to the cost of capital proceeding, the issue of whether the adoption of the WRAM should affect GSWC’s ROE.

In accordance with the CPUC’s administrative processing rules, GSWC implemented two-tiered increasing block rates in late November 2008 and began recording in the WRAM accounts the difference between what is billed to its regulated customers in Regions II and III and that which is authorized by the CPUC. GSWC has provided customers with conservation rate notices as a bill insert and explained to customers the impact of conservation rates on customers’ bills.   As of December 31, 2008, there is an approximately $1.3 million net under-collection in the WRAM in Regions II and III.  A WRAM and MCBA will be established for Region I after tiered rates go into effect.

The CPUC also approved an advice letter filing in a separate proceeding to allow GSWC to create and implement a Water Conservation Memorandum Account (“WCMA”) to track the extraordinary expenses and revenue shortfall associated with the conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 and was used to track the revenue shortfall until the WRAM was implemented on November 25, 2008.  At November 24, 2008, approximately $1.9 million of net under-collection had been included in the WCMA for Regions II and III prior to the implementation of the WRAM.  However, unlike the WRAM which is probable for recovery according to the August 2008 CPUC decision, the recovery of the WCMA is less certain and therefore GSWC has not recorded the under-collection.  In January 2009, GSWC filed an advice letter with the CPUC seeking authorization to recover the amounts included in the WCMA.  If approved by the CPUC, GSWC would then establish a regulatory asset with a corresponding increase to income.  GSWC continues to track under-collections for Region I in the WCMA and will do so until a WRAM is established in Region I.

Supply Cost Memorandum/Balancing Accounts

As permitted by the CPUC, Registrant maintains water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  The supply cost balancing accounts track differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occur when the current cost exceeds the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occur when the current cost of these items is less than the amount in rates.  As of December 31, 2008, there is approximately $11.8 million net under-collection in the water supply cost balancing accounts.  Of this amount, approximately $7.9 million relates to GSWC’s Region III customer service area.  In May 2008, the CPUC approved a surcharge to begin recovering $7.0 million of this under-collection over 24 months.   The remaining $0.9 million for Region III will be included for recovery in a future filing.  Further, the remaining $3.9 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I net under-collection of $1.9 million and Region II’s net under-collection of $2.0 million.  Currently, there are surcharges in place in Region I expiring in 2009 and 2010 to recover this under-collection. A surcredit in Region II to refund a previous over-collection expired in August 2008.   In December 2008, the CPUC approved GSWC’s Regions II and III supply expense offsets effective January 1, 2009 to reduce the level of under-collections prospectively.   Management believes that it is probable that the CPUC will permit GSWC to continue recovering in rates the net under-collections in supply costs.

On August 21, 2008, the CPUC issued a final decision which approved a settlement agreement between GSWC and the DRA regarding conservation rate design for GSWC’s Region II and III as previously discussed.  As a result of this decision, GSWC was permitted to establish the MCBA that will permit GSWC to recover supply costs related to changes in water supply mix. GSWC implemented this MCBA in November 2008.  This account will replace the current water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account is implemented.    As of December 31, 2008, there is an approximate $497,000 net over-collection in the MCBA.

Low Income Balancing Accounts

GSWC has a regulatory asset that reflects the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s Region II and Region III and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a 15% discount for qualified low-income water customers and 20% for qualified low-income electric customers. The low income balancing account was established in May 2002 to track all the discounts and costs related to these programs for future recovery in rates. The Company anticipates the discounts for low income families will eventually be incorporated in GSWC’s base rates to customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper. As part of the respective general rate case proceedings, GSWC filed for recovery of Region II’s and III’s low income balancing accounts.  In January 2007, the CPUC approved the recovery of $744,000 in Region III’s low income balance over a 12-month period effective January 1, 2007.  In August 2008, the CPUC approved the recovery of $2.7 million in Region II’s low income balancing account over a 12-month period effective August 28, 2008.  During 2008, GSWC also implemented a low income rate program in Region I in connection with its January 2008 GRC decision.

Santa Maria Groundwater Basin Adjudication

GSWC has incurred costs of approximately $7.0 million as of December 31, 2008, including legal and expert witness fees, in defending its groundwater supply in the Santa Maria Groundwater Basin.  Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the DRA authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs.  GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period.  This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge was implemented in the third quarter of 2007 for recovery of these costs.

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

CPUC Subpoena

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects totaling approximately $18.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC. Management cannot predict the outcome of the investigation or audit at this time.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff to provide responsive materials that are relevant to CCWC.  Management cannot predict the outcome of the ACC’s request and whether it could affect the processing of CCWC’s GRC.

Bear Valley Electric Service

GSWC’s BVES division has been filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC formally contested the potential penalty reflected in the compliance report. The CPUC considered the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES and on May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES).  The final decision affirmed the renewable obligation targets for the small utilities but also allowed the small utilities to defer compliance under the CPUC’s flexible compliance rules.  BVES will need to continue its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, then BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules.  Because the final decision deferred BVES’ interim target purchase levels for the years 2004 through 2007, management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier. For the 2008 year, BVES  has not met the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of December 31, 2008.

Customer Information/Customer Relationship Management System (CIS/CRM)

In October 2008, GSWC filed an advice letter with the CPUC requesting authorization to enter into a contract with a vendor to provide implementation services for a new Customer Information/Customer Relationship Management System (CIS/CRM) and to expend funds in excess of the amount authorized previously by the CPUC in 2007.  The revised total costs of the project under the contract are estimated at $11.6 million, before overhead, of which $3.0 million are currently in rates.  In January 2009, the CPUC issued a resolution authorizing GSWC to move forward with the CIS/CRM system.  The resolution grants the request of GSWC to enter into a contract for the new CIS/CRM system.  The CPUC authorized GSWC to spend an additional $6.0 million above the $3.0 million currently in rates.  The CPUC also authorized GSWC to track the remaining $2.6 million in a memorandum account.  GSWC is authorized to request the recovery of these memorandum account costs in rates by filing an advice letter.  These costs currently are estimates and as of December 31, 2008, GSWC has only committed to spending $625,000 of the $2.6 million.

Pension Costs Memorandum Account

Registrant’s pension plan was underfunded at December 31, 2008 and 2007.  However, there was a significant increase in the underfunded status of the pension plan during 2008.  This was partially due to an increase in the projected benefit obligation in 2008 caused primarily from a decrease in the discount rate, as well as a significant decrease in the fair value of plan assets.  This increase in the underfunded status of the pension plan will result in higher pension costs in future years than originally estimated and included in customer rates.  In March 2009, Registrant filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account.  If this account is approved, Registrant will track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs.  Registrant will not record the amounts in this account as a regulatory asset until they are reviewed and approved by the CPUC.  If approved by the CPUC, Registrant will then establish a regulatory asset with a corresponding increase to earnings. Until then, Registrant expects that its earnings will be negatively affected by increasing pension costs.

Environmental Matters

The EPA regulates contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The California Department of Public Health (“CDPH”), acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which we operate.

GSWC and CCWC currently test their water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC and CCWC have incurred increased operating costs for testing to determine the levels, if any, of the constituents in their sources of supply and additional expense to treat contaminants in order to meet the MCL standards and also to meet state and local standards and consumer demands. GSWC and CCWC expect to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to their customers in light of anticipated stress on water resources associated with watershed and aquifer pollution as well as to meet future water quality standards. The CPUC and ACC ratemaking processes provide GSWC and CCWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and ACC, as applicable.

Pursuant to their respective contracts, the Military Utility Privatization Subsidiaries of ASUS test their water and wastewater systems according to applicable regulations and intend to seek recovery of unanticipated capital costs required to comply with future changes in law or regulation or to meet water quality challenges based on changes in circumstances on the bases’ water supplies, if necessary.  Under the contracts, the U. S. government may recognize recovery of such costs as an equitable adjustment to the fee for providing services at each of the bases served by these subsidiaries.

Groundwater Rule

 The EPA has adopted a Groundwater Rule (“GWR”), which establishes multiple barriers to protect against bacteria and viruses in drinking water systems that use groundwater with compliance mandated by December 1, 2009.  The GWR applies to all U.S. public water systems that use groundwater as a source, including the Registrant’s systems. The GWR includes system sanitary surveys conducted by the states to identify significant deficiencies; hydrogeologic sensitivity assessments for undisinfected systems; source water microbial monitoring by systems that do not disinfect and draw from hydrogeologically sensitive aquifers or have detected fecal indicators within a distribution system; corrective action; and compliance monitoring for systems which disinfect to ensure that they reliably achieve 4-log (99.99%) inactivation or removal of viruses.

While no assurance can be given as to the ultimate nature and cost of GWR compliance, GSWC and CCWC do not believe that the GWR, as adopted, will impose significant compliance costs on the Registrant, because we currently engage in disinfection of all our groundwater systems. In compliance with the GWR, however, Registrant is evaluating the needs to include more source water monitoring for coliforms and continuous monitoring for chlorine residual. Registrant is currently evaluating all groundwater wells within its systems to identify any that were not constructed or protected to new standards, as is the case in some older groundwater wells. There is a possibility that some vulnerable groundwater facilities will require disinfection treatment to meet disinfectant residual contact time standards, which can include significant capital costs, such as the construction of a detention tank.

Fluoridation of Water Supplies in California

By July 1, 2006, GSWC was required to provide an estimate to CDPH of the total capital costs to install fluoridation treatment equipment to add fluoride, a cavity preventative, in each of its water systems. The cost estimates were provided to CDPH in May 2006. GSWC is required to install this equipment if funding is provided from sources other than ratepayers, shareholders, bondholders or via other fees or charges levied on GSWC’s water systems. GSWC may also voluntarily install this equipment and seek recovery of costs from ratepayers. The CPUC is required to approve these costs within 45 days of the filing of an application or advice letter in accordance with CPUC rules.  GSWC has not yet received funding for installation of this equipment.

Matters Relating to GSWC’s Bay Point Water Systems

During the first quarter of 2008, GSWC’s Bay Point water systems located in northern California violated a drinking water standard.  GSWC routinely monitors for the presence of drinking water contaminants including total trihalomethanes (“TTHM”).  The TTHM samples taken in the first quarter of 2008 indicated that this water system exceeded the maximum contaminant limits (“MCL”) for TTHM.  Studies conducted by GSWC indicate that source water quality is the predominate factor in this situation. Water imported from the Sacramento-San Joaquin Delta experienced salt water intrusion and had high levels of organic compounds from agricultural drainage during the first quarter. These compounds form TTHM during the treatment process.   To remedy the situation, GSWC increased the purchase of chloraminated water from the Contra Costa Water District beginning in March 2008 and throughout 2008.  Chloramination is an accepted and widely used method to mitigate TTHM.  Based on the results of compliance samples collected in the second quarter of 2008, GSWC is now in compliance of the TTHM MCL.  GSWC has filed an advice letter with the CPUC to allow the establishment of a memorandum account to recover future additional costs associated with the purchase of chloraminated water for its Bay Point Water Systems.

Matters Relating to GSWC’s Arden-Cordova Water System

In GSWC’s Arden-Cordova system, five wells prior to 2006, had previously been removed from service and destroyed due to contamination from perchlorate or trichloroethylene. During 2006, another three wells were destroyed that had been previously impacted from either perchlorate and/or nitrosodimethylamine (“NDMA”) contamination. The supply has been replaced for these wells. Five additional wells are currently out of service due to either perchlorate levels above the CDPH  MCL of 6 parts per billion (“ppb”) or NDMA levels over the notification level of 10 parts per trillion (“ppt”). GSWC continues to monitor all of its active groundwater wells in the Arden-Cordova system for perchlorate and NDMA, along with other constituents.

Aerojet has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that contamination in GSWC’s Arden-Cordova service area is also related to the activities of Aerojet. In 2000, GSWC filed suit against Aerojet for contamination of GSWC’s groundwater supply in its Arden-Cordova system. On October 12, 2004, Registrant and Aerojet reached a final settlement, relating to this contamination. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in the first quarter of 2004 and  agreed to pay GSWC an additional $8 million over a period of five years commencing in December 2009, plus interest accruing from January 1, 2004. These payments, if made, will offset GSWC’s costs of utility plant and purchased water by $16 million and $735,000, respectively.

Aerojet has previously reimbursed GSWC $4.3 million in capital costs and $171,000 for additional water supply. In addition, Aerojet has agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs.  The source of these later reimbursements is solely from connection fees anticipated to be received by Aerojet in a new development area owned by Aerojet adjacent to the GSWC’s Arden-Cordova system, known as Westborough previously discussed.

In January 2009, Moody’s Investors Service downgraded the corporate family ratings of GenCorp Inc., Aerojet’s parent,  to B3 from B2 and its probability of default rating to Caa1 from B2.  Obligations rated “B” by Moody’s are considered speculative by Moody’s and are, in Moody’s view, subject to high credit risk and have generally poor credit quality.  Obligations rated Caa1 are judged by Moody’s to be of poor credit standing and are, in Moody’s view, subject to very high credit risk and have extremely poor credit quality.   At this time, management believes that Aerojet will be able to fulfill its contractual obligations and has not provided a reserve for uncollectible amounts as of December 31, 2008.

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

Matters Relating to GSWC’s Bell/Bell Gardens Water System

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility (“Watson Plant”) and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. In 2007, GSWC reached a settlement of the NOV with the AQMD. As part of the settlement, GSWC agreed to perform a Supplemental Environmental Program (“SEP”). A SEP typically involves capital expenditures resulting in a change of process, equipment, material, or indirect source reduction for the purposes of eliminating or reducing air contaminant emissions. The SEP prepared by GSWC involved installation and operation of granular activated carbon (“GAC”) filters at the facility. Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. The AQMD accepted the SEP and assessed a nominal penalty of $25,000.  In February 2009, GSWC began operation of the permanent GAC treatment system at the Watson Plant.  Management believes that GSWC has fulfilled its obligations under the SEP and no further penalties are expected to be assessed. Upon AQMD inspection and approval, GSWC will be deemed released from any and all claims or penalties arising from the NOV.  As December 31, 2008, GSWC spent approximately $1.0 million in the completion of the SEP.  Management  believes it is probable that the capital costs of the SEP will be approved in rate base by the CPUC.

Matters Relating to GSWC’s San Gabriel Water Systems

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s San Gabriel System. As previously discussed, GSWC filed suit in federal court, along with two other affected water purveyors and the WQA, against some of those responsible for the contamination.  For more details see Item 3 — Legal Proceedings.

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

Chadron Plant:

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

In January 1998, a plan for the underground storage tank site remediation and closure was prepared. The remediation system plan was installed and became fully operational  in 1998 with an estimated two years thereafter to get site closure. This plan was approved by the Los Angeles Regional Water Quality Control Board of the California Environmental Protection Agency (“LARWQCB”). In November 2002, the LARWQCB commented on the methodology selected for cleanup of dissolved contaminants in the groundwater. Data from operation of the technology implemented at the subject site for the past several years indicated that the technology did not work well. With the technology implemented no longer performing as expected, in 2006 an evaluation of the current remedial system was conducted to look for potential alternatives. This engineering evaluation was completed in April 2006 and was made based on currently available information from quarterly reports.

In February 2007, additional site assessment work was conducted. The site assessment showed that there was more gasoline at higher concentrations spread over a larger area than previously measured.  In October 2007, LARWQCB approved an interim remedial action plan.   In March 2008, a Phase I multi-phase extraction (“MPE”) remediation system started operation. The original plan was to operate this Phase I clean up system for a six-month period.  However, based on monitoring data, the Phase I MPE system was operated until  December  2008.  GSWC will continue to monitor groundwater during the first quarter and second quarter of 2009 to determine if the MPE system needs to be remobilized for further cleanup.

GSWC submitted a work plan for In-Situ Chemical Oxidation (“ISCO”) Bench-scale Testing to the LARWQCB for review and approval.  Bench-scale testing is scheduled to start in April 2009.   If the ISCO process is  determined to be effective, GSWC will  begin implementing the Phase II cleanup.  Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.

As of December 31, 2008, the total spent to clean-up and remediate GSWC’s plant facility is approximately $2.1 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of December 31, 2008, GSWC has an accrued liability for the estimated additional cost of $1.3 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate-base by the CPUC.

Ballona Plant

During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”) located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  The contamination appears to be shallow and likely the result of past corrosion control practices.  An initial investigation and characterization of the contaminated area has been conducted.  Investigation report indicates that contamination levels are below normal cleanup goals.  GSWC is contacting local Certified Unified Program Agency to get direction on what cleanup, if any, is required.  At this time, GSWC is unable to reasonably estimate  what, if any, clean-up costs will be incurred.  Historically, this type of clean-up cost has been included in rates as approved by the CPUC.

Security Issues

In response to the events of September 11, 2001 and the ongoing war on terror in the United States and abroad, water utilities, including Registrant, have been advised to increase security at key facilities in order to avoid contamination of water supplies and other disruptions of service.  In compliance with “The Public Health Security and Bioterrorism Preparedness Act of 2002” (HR 3448), Registrant has  implemented measures to increase security in accordance with a vulnerability assessment of its large systems and system assessments completed on all systems operated by Registrant. GSWC has upgraded its facilities to enhance the safety of water system operations.  Capital improvements provided by Registrant have been included in rate-base and approved by the CPUC for recovery.

GSWC continues to  improve its facilities based upon advances in security technology and to monitor relevant industry  developments.   Registrant has also continued to refine  its Emergency Response Plan and  to periodically conduct operational security exercises for all of its water systems.   Registrant will seek recovery of any additional costs that it incurs in enhancing the security of its water systems from the CPUC.

Water Supply

GSWC’s Water Supply

During 2008, GSWC delivered just over 193,000 acre-feet 84,100,000 hundred cubic feet (“ccf”) of water to its customers, which is about 529 acre-feet per average day.  (An acre-foot is about 326,000 gallons.)  Approximately 55% came from groundwater production wells situated throughout GSWC’s service areas.  GSWC supplemented  groundwater production with wholesale purchases from regional water suppliers (roughly 40% of total demand) and with authorized diversions from rivers (roughly 5%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District.  During 2007, GSWC supplied 87,700,000 ccf of water, approximately 55% of which was produced from groundwater sources, 40% was purchased from regional wholesalers, and the remainder was obtained from surface water diversions under contracts with the Bureau and SMUD.

Approximately 55% of GSWC’s water supply comes from its own groundwater production wells situated throughout its service areas.  GSWC purchases from the MWD  member agencies about 45% of its total demand.  In light of restrictions on imported water supplies and drought conditions in southern California more fully described below, GSWC has been engaging in a comprehensive and on-going assessment of its water rights and groundwater storage assets.   In addition, GSWC has begun to aggressively pursue voluntary conservation measures among its customers and implementing customer education initiatives to help to deal with supply variability and the general scarcity of water supplies.

Groundwater

Over the years, population growth in GSWC’s service areas and increases in the amount of groundwater used have resulted in both cooperative and judicially-enforced regimes for owning water rights and managing groundwater basins for long-term sustainability.  GSWC management actively participates in efforts to protect groundwater basins from over-use and from contamination and to protect its water rights.  In some periods,  these efforts require reductions in groundwater pumping and increased reliance on alternative water resources.

GSWC owns  approximately 118,100 acre-feet of water rights, mostly groundwater, to help meet supply requirements.  The productivity of GSWC’s groundwater resources varies from year to year depending upon a variety of factors, including the amount and location of rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, the amount and seasonality of water use by our customers and others, evolving challenges to water quality, and a variety of legal limitations on use, if a groundwater basin is in an over-drafted condition.

Imported Water

GSWC also manages a portfolio of water supply arrangements with water wholesalers to insure the reliability, quality and affordability of water.  For example, GSWC has contracts with various governmental entities (principally MWD’s member agencies) and other parties to purchase water for distribution to customers.  The MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts, and one county water authority.  GSWC has 43 connections to MWD’s water distribution facilities and those of member agencies.  The Company purchases MWD water through six separate member agencies aggregating more that 75,000 acre-feet annually.  MWD’s principal sources of water are the Colorado River and the State Water Project (“SWP”) which conveys water from northern California.

To meet its water supply needs, GSWC has contracts with MWD member agencies, various governmental entities and other parties to purchase water or water rights for an aggregate amount of $60.6 million as of December 31, 2008. Included in this amount as of December 31, 2008, is $53.7 million for minimum purchases under take or pay contracts, based on current wholesale rates, over the next five years.  The wholesale rates are expected to increase over the terms of the agreements.  The current contracts expire on an agreement-by-agreement basis between 2011 through 2013.  The terms and conditions vary under each contract.  GSWC plans to purchase for its customers’ use at least the minimum water requirement under each of the respective contracts in order to supplement its own groundwater resources.  GSWC is also committed to purchased $2.4 million of groundwater production rights in the Six Basins from the City of Claremont pursuant to a long-term lease which expires in 2028 with an option to renew for an additional ten years.  GSWC also has an aggregate of $4.5 million for other water purchase commitments with other third parties.

State Water Project

Water supplies available to MWD through the State Water Project (“SWP”) have historically varied from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its constituents.

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

The SWP faces particular challenges to the operation of its pumping plant located at the southern end of the Delta which naturally drains to the Pacific Ocean through the San Francisco Bay. Because of its diversion of water for export to central, coastal and southern California through the pumping plant, the SWP is subject to a variety of operating limitations and permitting processes designed, collectively, to balance the need for water exports with the need to restore and protect the Delta environment.  In late 2007, a Federal judge issued a decision in the case Natural Resources Defense Council v. Kempthorne, Case No. 05-CV-1207 (U.S. Dist. Ct., E.D.) finding, among other things, that the Biological Opinion (“BiOp”) issued by the U.S. Fish and Wildlife Service (the “Service”) was legally insufficient and failed to consider recent declines in delta smelt abundance.  A new BiOp, responsive to recent scientific findings and to the judge’s order, was filed December 15, 2008.  The BiOp, which sets the parameters for a new operating procedure for the SWP, could result in permanent restrictions on water deliveries through the Delta, reducing deliveries in some years by up to 50%.

Due to declining storage levels in the State’s reservoirs, MWD currently estimates that initial allocations from the SWP for 2009 will be approximately 10% to 15% of State water, which  would be the second lowest in the history of the SWP.

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

Wholesale Water Supplier Responses

Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.  However, in light of pressure on all of its sources of imported water, including the drought mentioned above, MWD adopted a Water Supply Allocation Plan on February 12, 2008.  The Plan, which will be put into effect if MWD declares a shortage of imported supplies in the future, incorporates considerations for impacts on retail customers and the economy; changes and losses in local supplies; investment in and development of local resources; and conservation efforts.   MWD has indicated that a regional shortage of 10% to 25% or more is possible for 2009, and has stated there is a 75% chance of mandatory rationing occurring within its service territories in 2009.  MWD has declared restrictions on water availability for groundwater replenishment and other  supply programs.  MWD has also announced planned increases to its water rates  beginning in 2009.  Increases in prices from wholesalers such as MWD flow through the water supply balancing account for GSWC.

The Contra Costa Water District (“CCWD”), which also relies on water flow through the Delta, has also announced plans for mandatory water allocations and restrictions in 2009.  GSWC purchases water from the CCWD for use in its Bay Point service territory.  GSWC is working closely with CCWD to ensure continued supply to customers in its Bay Point service territory through implementation of possible mandatory water conservation activities.

                GSWC is closely monitoring developments and working with its water suppliers to safeguard the supply and evaluate potential emergency responses to prolonged reduction in imported supplies.

CCWC’s Water Supply

CCWC has been given a Municipal and Industrial (“M&I”) designation for purposes of determining priority for allocations of water from the Central Arizona Project (“CAP”).  The first curtailment of CAP deliveries in the event of shortage would occur to non-Indian agricultural users.  Such users accounted for a third of CAP deliveries in 2004, creating a buffer for M&I users such as CCWC.  The priority for M&I users of CAP, such as CCWC, provides an improved outlook for CCWC supplies.  In addition to its supplies from the CAP, CCWC produces water from two operating wells.  The majority of CCWC’s water supply is obtained from its CAP allocation.  Well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the wells in optimal operating condition.

CCWC has an Assured Water Supply designation, by decision and order of the Arizona Department of Water Resources (“ADWR”).  Pursuant to a decision issued by ADWR on April 7, 2004, CCWC demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 9,828 acre-feet per year for a minimum of 100 years.  The 9,828 acre-feet is comprised of existing CAP allocation of 6,978 acre-feet per year, 350 acre-feet per year groundwater allowance, incidental recharge credits of 500 acre-feet per year, and a Central Arizona Groundwater Replenishment District (the “District”) contract of 2,000 acre-feet per year.  CCWC’s existing groundwater account balance of 35,829 acre-feet provides approximately 350 acre-feet per year for an estimated one hundred years.

The Arizona Water Settlement Act was signed into law in December of 2004.  This legislation provides for an additional CAP allocation to CCWC in the amount of 1,931 acre-feet per year.  In order to receive this additional allocation, CCWC entered into a revised contract with the District in November 2007 and made a payment of $1.3 million for this additional CAP allocation.  Upon entering into the revised contract, CCWC applied to ADWR to modify and increase its Designation of Assured Supply from 9,828 acre-feet per year to 11,759 acre-feet per year.  CCWC also has the physical capability to deliver water in excess of that which is currently accounted for in CCWC’s assured water supply account. In addition, CCWC has a long-term water supply contract with the District through September 2033, and is entitled to take 8,909 acre-feet of water per year from the CAP, including the additional allocation of 1,931 acre-feet per year discussed above.  CCWC pays  an annual charge  to the District for this water supply regardless of amount of water delivered by the District.  The rate for such charge is set by the District and is subject to annual increases. Based on the District’s published new rate schedules, the estimated remaining commitment under this contract is $401,000 as of December 31, 2008.

The quantity of water CCWC supplies to some or all of its customers may be interrupted or curtailed, pursuant to the provisions of its tariffs.

Weather Outlook

As noted above, water supply and revenues at GSWC and CCWC are significantly affected, both in the short-run and long-run, by changes in weather and climate conditions.

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

In September 2008, the Governor’s office issued the following statement reaffirming the severe drought conditions as stated previously on the June 2008 press release: “California’s drought is impacting our economy, our agriculture and our families, and an end to these dry conditions is nowhere in sight.  We are facing the potential for another dry year in 2009, which is why the Administration is actively planning for an ongoing drought and working to alleviate the effects of the state’s dry conditions.  The Water Bank program will be providing water to communities who need it most.”

The above average precipitation level in early 2008 in California was offset by dry weather experienced since March of 2008.  According to National Climatic Data Center (“NCDC”), the precipitation level in the State for the three months ended December 31, 2008 was 5.6 inches, which was lower than the 10-year average precipitation of 7.31 inches for the same period and the annual precipitation level for the year was 16.60 inches as compared to the 10 year average of 20.00 inches.  The year 2008 was ranked 21st driest year during the past 114 years by 3.4 inches or 17% lower.  The U.S. Seasonal Drought Outlook’s January 15, 2009 publication forecasted that the drought is to persist over much of California.

At the end of December 2008, DWR estimated that California reservoirs were at 67% of average and California precipitation at 88% of normal for the water year so far.  The DWR further reported in their first snow survey that, ‘snow water content is 76% of normal for the date (December 30, 2008), statewide’.  By January 22, 2009, the DWR reported statewide snow water equivalents to be 57% of normal.

Military Utility Privatization Subsidiaries

The U.S. government is responsible for providing the source of supply for all water on each of the bases served by the Military Utility Privatization Subsidiaries at no cost to the Military Utility Privatization Subsidiaries.

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

Interest Rate Risk

A significant portion of Registrant’s capital structure is comprised of fixed-rate debt and some long-term variable rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2008, the fair value of Registrant’s long-term debt was $310.2 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $20.4 million increase in the fair value of Registrant’s long-term debt.

Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are based on weekly market rates. At December 31, 2008, the weekly market rate was approximately 1%.  Based on $6.3 million of variable-rate debt outstanding as of December 31, 2008, a hypothetical one percent rise in interest rates would not result in a material impact to earnings.

At December 31, 2008, Registrant did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value.

The proposed decision in the GSWC cost of capital proceeding authorized an interest rate balancing account to track interest costs of new debt.  This balancing account would track any difference between the forecast incremental cost of debt included in the cost of capital adopted and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision.

Commodity/Derivative Risk

Registrant is exposed to commodity price risk primarily relating to changes in the market price of electricity for BVES. To manage its exposure to energy price risk, during 2001 and 2002 Registrant entered into certain block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark. The power purchased under these contracts was only used to service electric customers’ demand and Registrant did not and does not engage in trading of purchased power.  Certain of these contracts did qualify as an exception provided under SFAS No. 133 for activities that were considered normal purchases and normal sales. These contracts have been reflected in the statements of income at the time of contract settlement. Contracts that did not qualify for the normal purchases and normal sales exception have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings.  On a monthly basis, the related asset or liability was adjusted to reflect the fair market value at the end of the month. As these contracts settled, the realized gains or losses were recorded in power purchased for resale, and the unrealized losses were reversed. As a result, GSWC recognized pretax unrealized gains of $1,554,000 and $2,100,000 for the years ended December 31, 2008 and 2007, respectively, and a pretax unrealized loss of $7,071,000 for the year ended December 31, 2006.  The increases and decreases in energy prices throughout the terms of the contracts have resulted in significant fluctuations to GSWC’s results of operations.  The market prices for energy used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications.  The contracts entered into in 2001 and 2002 have all expired as of December 31, 2008.

In October 2008,  GSWC executed a new purchased power contract that will provide power to BVES effective January 1, 2009 at a fixed cost over a three and five year term depending on the products offered in the contract. The new contract is subject to CPUC approval.  The new contract will also be subject to SFAS No. 133 and will require mark-to-market derivative accounting.  Included in GSWC’s filing to the CPUC requesting approval of the new contract, GSWC also requested the CPUC to authorize the establishment of regulatory asset and liability accounts to offset the entries required by SFAS No. 133.  If GSWC’s request is approved, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into the non-interest bearing regulatory accounts that would track the changes in fair value of the derivative throughout the term of the contract.   Upon approval of the new contract by the CPUC, changes in the fair value of the derivative throughout the term of the new contract will be included in the regulatory accounts established and would, as a result, no longer affect GSWC’s earnings.

                Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Impact of the Current Financial Crisis

Due to recent capital market events, there has been a significant decline in the fair value of the assets in Registrant’s pension and post-retirement benefit plans since December 31, 2007.  This decline in market value has increased Registrant’s underfunded position recorded on the balance sheets for these plans.  As of December 31, 2008, Registrant’s underfunded positions in these plans increased by $29.7 million to $46.6 million as compared to $16.9 million as of December 31, 2007.  This decline in market value will also significantly increase Registrant’s pension and post-retirement benefit plan expenses in 2009.  To the extent that this decline in market value continues or is not reversed and is not offset by changes in the discount rate, increases in pension and post-retirement benefit plan expenses may increase in years subsequent to 2009. If market conditions do not improve, Registrant will also need to increase its cash contributions to these plans in 2009 and subsequent years.

Registrant includes increases in pension and postretirement cost in each general rate case filed by GSWC for possible recovery. However, Registrant estimates the amount of expenses expected to be incurred during future years in California. Registrant may not recover overages from those estimates in rates, which may adversely affect its financial condition, results of operations, cash flow and liquidity.  Registrant is currently unable to predict if these higher costs will be recovered in future rates. In March 2009, Registrant filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account.  If this account is approved, Registrant will track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs.  Registrant will not record the amounts in this account as a regulatory asset until they are reviewed and approved by the CPUC.  If approved by the CPUC, Registrant will then establish a regulatory asset with a corresponding increase to earnings. Until then, Registrant expects that its earnings will be negatively affected by increasing pension costs.

Registrant obtains funds from external sources to finance its on-going capital expenditures.  Access to external financing on reasonable terms depends, in part, on conditions in the debt and equity markets.  When business and market conditions deteriorate Registrant may no longer have access to the capital markets on reasonable terms.  Registrant’s ability to obtain funds is dependent upon the ability of Registrant to access the capital markets by issuing debt or equity to third parties or obtaining funds from its revolving credit facility.  If the current financial turmoil continues for an extended period of time, it may become necessary for Registrant to seek funds on unattractive terms.  However, a senior note in the amount of $40.0 million has been issued on March 10, 2009, to CoBank, ACB (“CoBank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. The proceeds will be used to pay down intercompany short-term borrowings and to fund capital expenditures.

Registrant’s ability to collect amounts owed by customers and other third parties could also be adversely impacted by the current financial crisis.  GSWC has been experiencing a slow-down in payments from its customers as well as an increase in write-offs of accounts receivables from water customers.  The current economic situation is affecting customers across all of Registrant’s water service areas.  An increased incidence of customers’ inability to pay or delays in paying their utility bills, or an increase in customer bankruptcies, may lead to higher bad debt expense and reduced cash flow.  In addition, GSWC has an $8.0 million note receivable pursuant to a settlement agreement with Aerojet.  This note, plus interest on the unpaid balance, is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  In January 2009, Moody’s Investors Service downgraded the corporate family ratings of GenCorp Inc., Aerojet’s parent, further to B3 from B2 and its probability of default rating to Caa1 from B2.  Obligations rated “B” by Moody’s are considered speculative by Moody’s and are, in Moody’s view, subject to high credit risk and have generally poor credit quality.  Obligations rated Caa1 are judged by Moody’s to be of poor credit standing and are, in Moody’s view, subject to very high credit risk and have extremely poor credit quality.  At this time, management believes the note receivable from Aerojet is still fully collectible and has not provided a reserve for uncollectible amounts as of December 31, 2008.  GSWC will continue to assess recoverability of this note receivable.

Registrant is unable to predict at this time how it may otherwise be impacted by this financial crisis.

Item 8. Financial Statements and Supplementary Data

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2008	2007
Assets

Utility Plant, at cost
Water	$1,051,838	$982,708
Electric	66,513	65,078
	1,118,351	1,047,786
Less — accumulated depreciation	(346,022)	(316,038)
	772,329	731,748
Construction work in progress	52,933	44,631
Net utility plant	825,262	776,379

Other Property and Investments
Goodwill	4,610	11,354
Other property and investments	10,689	10,245
Total other property and investments	15,299	21,599

Current Assets
Cash and cash equivalents	7,283	1,698
Accounts receivable-customers, less allowance for doubtful accounts	14,315	16,095
Unbilled revenue	17,958	16,035
Receivable from U.S. government, less allowance for doubtful accounts	8,094	7,556
Other accounts receivable, less allowance for doubtful accounts	6,341	4,154
Income taxes receivable	1,526	60
Materials and supplies	2,109	1,576
Regulatory assets — current	16,071	5,187
Prepayments and other current assets	2,950	2,765
Costs and estimated earnings in excess of billings on uncompleted contracts	11,836	3,842
Deferred income taxes — current	2,131	4,047
Total current assets	90,614	63,015

Regulatory and Other Assets
Regulatory assets	104,521	82,539
Other accounts receivable	8,167	9,723
Costs and estimated earnings in excess of billings on uncompleted contracts	6,897	2,284
Deferred income taxes	254	28
Other	10,273	8,331
Total regulatory and other assets	130,112	102,905
Total Assets	$1,061,287	$963,898

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2008	2007
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$310,503	$302,129
Long-term debt	266,536	267,226
Total capitalization	577,039	569,355

Current Liabilities
Notes payable to banks	74,700	37,200
Long-term debt — current	636	609
Accounts payable	36,582	29,091
Income taxes payable	974	398
Accrued employee expenses	5,625	6,228
Accrued interest	2,463	2,467
Regulatory liabilities — current	—	173
Deferred income taxes — current	2	—
Unrealized loss on purchased power contracts	—	1,554
Billings in excess of costs and estimated earnings on uncompleted contracts	2,094	2,641
Other	14,321	13,890
Total current liabilities	137,397	94,251

Other Credits
Advances for construction	86,816	84,479
Contributions in aid of construction — net	101,593	98,657
Deferred income taxes	84,750	82,480
Unamortized investment tax credits	2,245	2,336
Accrued pension and other postretirement benefits	52,235	20,851
Regulatory liabilities	425	557
Billings in excess of costs and estimated earnings on uncompleted contracts	9,866	2,037
Other	8,921	8,895
Total other credits	346,851	300,292

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,061,287	$963,898

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2008	2007
Common Shareholders’ Equity:
Common Shares, no par value, no stated value:
Authorized: 30,000,000 shares
Outstanding: 17,301,047 shares in 2008 and 17,231,041 shares in 2007	$185,499	$181,796
Earnings reinvested in the business	125,004	120,333
	310,503	302,129

Long-Term Debt (All are of GSWC unless otherwise noted)
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,865	7,905
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,719	4,818
Other Debt Instruments:
8.50% fixed rate obligation due 2012	721	886
Variable Rate Obligation due 2018	339	375
Capital lease obligations	143	166
Chaparral City Water Company:
5.20% term bonds due 2011	745	1,000
5.40% term bonds due 2022	4,610	4,610
5.30% term bonds due 2022	930	975
	267,172	267,835
Less: Current maturities	(636)	(609)
	266,536	267,226
Total Capitalization	$577,039	$569,355

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Operating Revenues
Water	$247,936	$237,882	$222,912
Electric	28,424	28,574	29,268
Contracted services	42,358	34,914	16,449
Total operating revenues	318,718	301,370	268,629

Operating Expenses
Water purchased	46,617	45,439	44,641
Power purchased for pumping	10,428	10,591	10,007
Groundwater production assessment	10,623	9,944	9,033
Power purchased for resale	13,616	14,199	14,383
Unrealized (gain) loss on purchased power contracts	(1,554)	(2,100)	7,071
Supply cost balancing accounts	(387)	(1,962)	(1,835)
Other operating expenses	30,076	27,375	24,134
Administrative and general expenses	62,716	52,637	47,110
Depreciation and amortization	31,562	28,941	26,272
Maintenance	16,331	15,779	12,254
Property and other taxes	12,312	11,254	10,187
Construction expenses	23,872	22,125	9,024
Goodwill impairment charge	7,700	—	—
Net gain on sale of property	—	(584)	(258)
Total operating expenses	263,912	233,638	212,023

Operating Income	54,806	67,732	56,606

Other Income and Expenses
Interest expense	(21,330)	(21,582)	(21,121)
Interest income	1,837	2,371	2,818
Other	71	299	459
Total other income and expenses	(19,422)	(18,912)	(17,844)

Income from operations before income tax expense	35,384	48,820	38,762

Income tax expense	13,379	20,790	15,681

Net Income	$22,005	$28,030	$23,081

Weighted Average Number of Common Shares Outstanding	17,262	17,121	16,934
Basic Earnings Per Common Share	$1.27	$1.62	$1.34

Weighted Average Number of Diluted Shares Outstanding	17,394	17,177	17,101
Fully Diluted Earnings Per Common Share	$1.26	$1.61	$1.33

Dividends Declared Per Common Share	$1.000	$0.955	$0.910

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Earnings	Accumulated
	Number		Reinvested	Other
	of		in the	Comprehensive
(in thousands)	Shares	Amount	Business	Income (Loss)	Total
Balances at December 31, 2005	16,798	$166,529	$101,121	$(3,556)	$264,094
Add:
Net income			23,081		23,081
Additional minimum pension liability adjustment, net				3,376	3,376
Total comprehensive income					26,457

Net adjustment to adopt SFAS No. 158				180	180

Issuance of Common Shares	59	2,117			2,117
Exercise of stock options	192	4,419			4,419
Tax benefit from employee stock options		1,237			1,237
Compensation on stock-based awards		757			757
Dividend equivalent rights on stock-based awards not paid in cash		76			76
Deduct:
Dividends on Common Shares			15,392		15,392
Dividend equivalent rights on stock based awards, net of tax effect			211		211
Balances at December 31, 2006	17,049	175,135	108,599	—	283,734
Cumulative effect of adopting FIN 48			181		181
Add:
Net income			28,030		28,030
Issuance of Common Shares	26	876			876
Exercise of stock options	156	3,911			3,911
Tax benefit from employee stock options		835			835
Compensation on stock-based awards		968			968
Dividend equivalent rights on stock-based awards not paid in cash		71			71
Deduct:
Dividends on Common Shares			16,339		16,339
Dividend equivalent rights on stock based awards, net of tax effect			138		138
Balances at December 31, 2007	17,231	181,796	120,333	—	302,129
Add:
Net income			22,005		22,005
Issuance of Common Shares	42	1,173			1,173
Exercise of stock options	28	690			690
Tax benefit from employee stock options		150			150
Compensation on stock-based awards		1,613			1,613
Dividend equivalent rights on stock-based awards not paid in cash		77			77
Deduct:
Dividends on Common Shares			17,257		17,257
Dividend equivalent rights on stock based awards, net of tax effect			77		77
Balances at December 31, 2008	17,301	$185,499	$125,004	$—	$310,503

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$22,005	$28,030	$23,081
Adjustments for non-cash items:
Depreciation and amortization	31,562	28,941	26,272
Net gain on sale of property	—	(584)	(258)
Provision for doubtful accounts	885	1,109	837
Deferred income taxes and investment tax credits	1,957	1,462	4,715
Unrealized (gain) loss on purchased power contracts	(1,554)	(2,100)	7,071
Equity earnings from investment	(71)	(299)	(459)
Stock-based compensation expense	1,499	857	546
Goodwill impairment charge	7,700	—	—
Other — net	522	1,034	1,340
Changes in assets and liabilities:
Accounts receivable — customers	884	(1,572)	(2,007)
Unbilled revenue	(1,923)	(339)	(501)
Other accounts receivable	(786)	137	44
Receivables from the U.S. government	(372)	(1,295)	(2,277)
Materials and supplies	(533)	(11)	(144)
Prepayments and other current assets	(185)	2,122	211
Regulatory assets - supply cost balancing accounts	(387)	(1,962)	(1,835)
Other assets	(737)	(4,152)	(2,347)
Costs and estimated earnings in excess of billings on uncompleted contracts	(12,607)	(1,631)	(4,495)
Accounts payable	7,532	833	4,331
Income taxes receivable/payable	(890)	1,527	(1,709)
Billings in excess of costs and estimated earnings on uncompleted contracts	7,282	635	1,836
Accrued pension and other postretirement benefits	687	70	666
Other liabilities	(324)	(1,790)	(3,359)
Net cash provided	62,146	51,022	51,559

Cash Flows From Investing Activities:
Capital expenditures	(77,018)	(49,867)	(66,599)
Business acquisition	(2,298)	—	—
Proceeds from sale of property	—	609	391
Net cash used	(79,316)	(49,258)	(66,208)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	1,173	876	2,117
Proceeds from stock option exercises	690	3,911	4,419
Tax benefits from exercise of stock-based awards	150	835	1,237
Receipt of advances for and contributions in aid of construction	4,892	7,073	8,810
Refunds on advances for construction	(3,603)	(4,179)	(3,246)
Cash received on financing portion of purchased power contracts	—	—	2,681
Retirement or repayments of long-term debt	(663)	(601)	(649)
Net change in notes payable to banks	37,500	5,200	5,000
Dividends paid	(17,257)	(16,339)	(15,392)
Other	(127)	(65)	(137)
Net cash provided (used)	22,755	(3,289)	4,840

Net increase (decrease) in cash and cash equivalents	5,585	(1,525)	(9,809)
Cash and cash equivalents, beginning of year	1,698	3,223	13,032
Cash and cash equivalents, end of year	$7,283	$1,698	$3,223

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2008	2007
Assets

Utility Plant, at cost
Water	$985,641	$922,459
Electric	66,513	65,078
	1,052,154	987,537
Less — accumulated depreciation	(326,089)	(298,856)
	726,065	688,681
Construction work in progress	51,778	43,552
Net utility plant	777,843	732,233

Other Property and Investments	7,719	7,838
	7,719	7,838
Current Assets
Cash and cash equivalents	3,812	1,389
Accounts receivable-customers, less allowance for doubtful accounts	13,969	15,741
Unbilled revenue	17,641	15,701
Inter-company receivable	309	563
Other accounts receivable, less allowance for doubtful accounts	4,348	3,195
Materials and supplies	1,543	1,562
Regulatory assets — current	16,018	5,116
Prepayments and other current assets	2,714	2,595
Deferred income taxes — current	2,144	3,845
Total current assets	62,498	49,707

Regulatory and Other Assets
Regulatory assets	104,521	82,539
Other accounts receivable	8,167	9,723
Other	9,402	7,933
Total regulatory and other assets	122,090	100,195
Total Assets	$970,150	$889,973

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2008	2007
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$324,533	$278,441
Long-term debt	260,561	260,941
Total capitalization	585,094	539,382

Current Liabilities
Long-term debt — current	326	309
Accounts payable	25,897	24,402
Inter-company payable	18,392	23,764
Income taxes payable to Parent	2,794	2,469
Accrued employee expenses	4,940	5,677
Accrued interest	2,391	2,424
Regulatory liabilities — current	—	173
Unrealized loss on purchased power contracts	—	1,554
Deferred income taxes— current	39	—
Other	13,245	13,459
Total current liabilities	68,024	74,231

Other Credits
Advances for construction	80,977	78,917
Contributions in aid of construction — net	89,519	87,323
Deferred income taxes	83,765	78,805
Unamortized investment tax credits	2,245	2,336
Accrued pension and other postretirement benefits	52,235	20,851
Other	8,291	8,128
Total other credits	317,032	276,360

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$970,150	$889,973

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2008	2007
Common Shareholder’s Equity:
Common shares, no par value, Outstanding: 134 shares in 2008 and 122 shares in 2007	$194,728	$163,180
Earnings reinvested in the business	129,805	115,261
	324,533	278,441

Long-Term Debt
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,865	7,905
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,719	4,818
Other Debt Instruments:
8.50% fixed rate obligation due 2012	721	886
Variable rate obligation due 2018	339	375
Capital lease obligations	143	166
	260,887	261,250
Less: Current maturities	(326)	(309)
	260,561	260,941
Total Capitalization	$585,094	$539,382

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2008	2007	2006
Operating Revenues
Water	$240,464	$230,178	$215,157
Electric	28,424	28,574	29,268
Total operating revenues	268,888	258,752	244,425

Operating Expenses
Water purchased	45,815	44,583	43,707
Power purchased for pumping	9,818	9,972	9,389
Groundwater production assessment	10,623	9,944	9,033
Power purchased for resale	13,616	14,199	14,383
Unrealized (gain) loss on purchased power contracts	(1,554)	(2,100)	7,071
Supply cost balancing accounts	(387)	(1,962)	(1,835)
Other operating expenses	24,781	23,045	20,878
Administrative and general expenses	49,897	44,330	41,002
Depreciation and amortization	28,997	27,051	24,448
Maintenance	13,431	14,721	11,539
Property and other taxes	10,933	10,854	9,770
Net gain on sale of property	—	(591)	(262)
Total operating expenses	205,970	194,046	189,123

Operating Income	62,918	64,706	55,302

Other Income and Expenses
Interest expense	(19,651)	(20,063)	(19,186)
Interest income	1,774	2,111	2,670
Other	53	225	608
Total other income and expenses	(17,824)	(17,727)	(15,908)

Income from operations before income tax expense	45,094	46,979	39,394

Income tax expense	17,275	20,079	16,136

Net Income	$27,819	$26,900	$23,258

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings
	Number		Reinvested	Accumulated Other
	of		in the	Comprehensive
(in thousands, except number of shares)	Shares	Amount	Business	Income (Loss)	Total

Balances at December 31, 2005	122	$159,429	$99,645	$(3,556)	$255,518
Comprehensive income:
Net income			23,258		23,258
Additional minimum pension liability adjustment, net				3,376	3,376
Total comprehensive income					26,634

Net adjustment to adopt SFAS No. 158				180	180

Tax benefit from employee stock options		1,235			1,235
Compensation on stock-based awards		722			722
Dividend equivalent rights on stock-based awards not paid in cash		73			73
Deduct:
Dividends on Common Shares			17,200		17,200
Dividend equivalent rights on stock-based awards, net of tax effect			197		197

Balances at December 31, 2006	122	161,459	105,506	—	266,965
Cumulative effect of adopting FIN 48			185		185

Add:
Net income			26,900		26,900
Tax benefit from employee stock options		772			772
Compensation on stock based awards		881			881
Dividend equivalent rights on stock-based awards not paid in cash		68			68
Deduct:
Dividends on Common Shares			17,200		17,200
Dividend equivalent rights on stock-based awards, net of tax effect			130		130

Balances at December 31, 2007	122	163,180	115,261	—	278,441
Add:
Net income			27,819		27,819
Issuance of Common Shares to Parent	12	30,000			30,000
Tax benefit from employee stock options		149			149
Compensation on stock based awards		1,324			1,324
Dividend equivalent rights on stock-based awards not paid in cash		75			75
Deduct:
Dividends on Common Shares			13,200		13,200
Dividend equivalent rights on stock-based awards, net of tax effect			75		75

Balances at December 31, 2008	134	$194,728	$129,805	$—	$324,533

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$27,819	$26,900	$23,258
Adjustments for non-cash items:
Depreciation and amortization	28,997	27,051	24,448
Net gain on sale of property	—	(591)	(262)
Provision for doubtful accounts	1,021	434	825
Deferred income taxes and investment tax credits	4,696	1,812	4,930
Unrealized (gain) loss on purchased power contracts	(1,554)	(2,100)	7,071
Equity earnings from investment	(53)	(225)	(608)
Stock-based compensation expense	1,199	764	511
Other — net	478	680	862
Changes in assets and liabilities:
Accounts receivable — customers	899	(1,562)	(2,066)
Unbilled revenue	(1,940)	(330)	(515)
Other accounts receivable	255	335	719
Materials and supplies	19	(12)	(146)
Prepayments and other assets	(119)	2,080	220
Regulatory assets - supply cost balancing accounts	(387)	(1,962)	(1,835)
Other assets	(538)	(4,091)	(2,523)
Accounts payable	1,819	310	1,904
Inter-company receivable/payable	304	(550)	97
Income taxes receivable/payable from/to Parent	325	1,016	(626)
Accrued pension and other postretirement benefits	687	70	666
Other liabilities	(822)	(1,672)	(3,125)
Net cash provided	63,105	48,357	53,805

Cash Flows From Investing Activities:
Capital expenditures	(73,092)	(46,725)	(64,489)
Proceeds from sale of property	—	609	384
Net cash used	(73,092)	(46,116)	(64,105)

Cash Flows From Financing Activities:
Tax benefits from exercise of stock-based awards	149	772	1,235
Proceeds from issuance of Common Shares to Parent	30,000	—	—
Receipt of advances for and contributions in aid of construction	4,550	6,609	7,722
Refunds on advances for construction	(3,220)	(3,979)	(2,758)
Cash received on financing portion of purchased power contracts	—	—	2,681
Repayments of long-term debt	(363)	(321)	(309)
Net change in inter-company borrowings	(5,390)	11,590	12,000
Common dividends paid	(13,200)	(17,200)	(17,200)
Other	(116)	(58)	(124)
Net cash provided (used)	12,410	(2,587)	3,247

Net increase (decrease) in cash and cash equivalents	2,423	(346)	(7,053)

Cash and cash equivalents, beginning of year	1,389	1,735	8,788

Cash and cash equivalents, end of year	$3,812	$1,389	$1,735

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  AWR and its subsidiaries may be collectively referred to herein as “Registrant” or  the Company.  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.”.

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 254,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water and wastewater services and operations on a contract basis. Through its wholly-owned subsidiaries, ASUS has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances. There is no direct regulatory oversight by either the CPUC or the ACC of AWR or the operation or rates of the contracted services provided by ASUS  or any of its wholly owned subsidiaries.  AWR’s assets, revenues and operations are primarily those of GSWC.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its wholly-owned subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. Investments in partially-owned affiliates are accounted for by the equity method when Registrant’s ownership interest exceeds 20%. The preparation of these financial statements required the use of certain estimates by management in determining Registrant’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain prior-period amounts were reclassified to conform to 2008 financial statement presentation.

Related Party Transactions:  AWR’s subsidiaries provide and receive various services to and from their parent, AWR, and among themselves.  In addition, AWR has a $115 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of its operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of December 31, 2008 and 2007. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed allocation factors. AWR owns all of the outstanding common stock of GSWC, CCWC and ASUS.  ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries.

Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC, ACC and the Federal Energy Regulatory Commission (“FERC”). The utility subsidiaries, GSWC and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation.” This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator.

Under SFAS No. 71, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2008 and 2007.

Property and Depreciation: GSWC and CCWC capitalize, as utility plant, the cost of additions, betterments and replacements of retired units. Such cost includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable accumulated depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the regulator, is recorded as an acquisition adjustment within utility plant. At December 31, 2008, utility plant includes a net credit acquisition adjustment of $8.8 million for GSWC, which is generally being amortized over approximately 30 years as permitted by the CPUC. Amortization of the acquisition adjustments totaled $374,000 for each of the three years ended December 31, 2008.

Depreciation is computed on the straight-line, remaining-life basis, based on depreciable plant as of the beginning of each year in accordance with Registrant’s ratemaking process. The aggregate provisions for depreciation for GSWC approximated 3% for its water distribution unit, and approximately 4% for its electric unit for the years 2008, 2007 and 2006. The aggregate provision for depreciation for CCWC was 3.7% for 2008, 2007 and 2006. Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs are charged to the accumulated provision for depreciation.  Property owned and depreciation recorded by ASUS and its subsidiaries are not material to Registrant’s financial statements.

Estimated useful lives of Registrant’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 55 years
Generation	40 years
Other plant	7 years to 40 years

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Registrant would recognize an impairment loss only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC and ACC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.   During the years ended December 31, 2007 and  2006, impairment losses of approximately $53,000 and $317,000, respectively, were recorded in “Other Operating Expenses” as a result of the disallowance of certain capital costs by the CPUC and ACC. For the year ended December 31, 2008, no write-downs were required.

Goodwill: At December 31, 2008, Registrant had approximately $4.6 million of goodwill included in “Other Property and Investments.”  Approximately $3.5 million of the goodwill arose during Registrant’s acquisition of CCWC in October 2000 and represents the remaining difference between the aggregate purchase price and the fair value of CCWC’s net assets acquired. CCWC’s goodwill is reduced on an ongoing basis to reflect the total tax benefit realized from amortizing, for tax purposes, the excess of tax over book goodwill basis in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The remaining $1.1 million of the goodwill arose from ASUS’ 2008 acquisition of a subcontractor’s business more fully discussed in Note 19.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually on December 31 and more frequently if circumstances indicate that it may be impaired. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.   Registrant uses the terminal multiple valuation method in estimating fair value which assumes a business will be sold at the end of the projection period at a specific terminal multiple.  Earnings and discounted cash flows were developed from Registrant’s internal forecasts.  Additionally, management must make an estimate of a weighted average cost of capital to be used as a company-specific discount rate, which takes into account certain risk and size premiums, long-term bond yields, and the capital structure of the industry. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the SFAS No. 142 impairment model, which could significantly change the amount of any impairment ultimately recorded.

Registrant also considers other qualitative and quantitative factors, including terminal multiples used in the water industry, the regulatory environment in which the reporting unit operates that can significantly impact future earnings and cash flows, and the effects of the volatile current economic environment. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the applicable reporting unit’s assets and liabilities used in the first step, and are compared to its carrying value. The fair values for the majority of such assets and liabilities are equal to their carrying values; however, the fair values of the applicable debt are highly dependent upon market conditions surrounding the measurement date.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.

During the fourth quarter ended December 31, 2008, based on a combination of factors, including the current economic downturn, as well as the current regulatory environment in Arizona resulting in regulatory lags and lower than anticipated rate increases, Registrant determined that its goodwill for CCWC was impaired and recorded a charge of $7.7 million. The changes in the carrying amount of goodwill, as allocated between the reporting units, for the years ended December 31, 2008 and 2007 are summarized as follows:

(in thousands):	CCWC	ASUS	Total
Goodwill at December 31, 2006	$11,614	$—	$11,614
Additions from acquisitions	—	—	—
Impairment	—	—	—
SFAS No. 109 amortization	(261)	—	(261)
Goodwill at December 31, 2007	11,353	—	11,353
Additions from acquisitions	—	1,116	1,116
Impairment	(7,700)	—	(7,700)
SFAS No. 109 amortization	(159)	—	(159)
Goodwill at December 31, 2008	$3,494	$1,116	$4,610

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. The Company’s cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on historical write-off experience and the aging of account balances. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required. Other accounts receivable consist of amounts due from third parties (non-customers) for various reasons including amounts due from contractors, amounts due under settlement agreements, and amounts due from the U.S. government pursuant to awarded contracts to operate and maintain, and provide construction services for the water and/or wastewater systems at military bases. The allowance for these other accounts receivable is based on Registrant’s evaluation of the receivable portfolio under current conditions and a review of specific problems and such other factors that, in Registrant’s judgment,  should be considered in estimating losses.

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

Water and Electric Operating Revenues: GSWC and CCWC record water and electric utility operating revenues when the service is provided to customers. Revenues include amounts billed to customers on a cycle basis based on meter reading for services provided and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period. The unbilled revenues are based on customer billings subsequent to year end which are used to compile the actual unbilled consumption as of the year end reporting period.  Flat-rate customers are billed in advance at the beginning of the service period and are reported as deferred revenues. Revenue from flat-rate customers is deferred and adjustments are calculated to determine the revenue related to the applicable period. In addition, effective November 25, 2008 with the adoption of the Water Revenue Adjustment Mechanism (“WRAM”) by the CPUC, GSWC began recording the difference between what is billed to its regulated customers in Regions II and III and that which is authorized by the CPUC.

Other Operating Revenues:  Revenues from non-regulated operations and maintenance agreements are recognized when services have been rendered to companies, municipalities or the U.S. government under such agreements. Revenues from fixed-price construction contracts with the U.S. government are recognized on the percentage-of-completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on contracts not yet completed.

The amount of revenue recognized is based on costs expended to date and is measured by the percentage of actual costs to date to the estimated total cost for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Contract costs include all direct material and labor costs charged by subcontractors and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and overhead costs. Administrative and general costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.  Amounts expected to be earned/collected in the next 12-months have been classified as current.

Comprehensive Income:   Prior to the adoption of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, accumulated other comprehensive income (“OCI”) was reported as a separate component of shareholders’ equity. OCI included an adjustment to the minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. This item was separately reported on the Consolidated Statement of Changes in Common Shareholders’ Equity. As of December 31, 2006, Registrant adopted the provisions of SFAS No. 158 and began recording the adjustment to the minimum pension liability as a regulatory asset.  See Note 11 for further details.

Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are capitalized and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding as Registrant normally receives recovery of these costs in rates.

Other Credits and Liabilities: For GSWC, advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installations for which funds were advanced or in equal annual installments over periods of time ranging from 10 to 40-year periods. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main. After all refunds are made, any remaining balance is transferred to contributions-in-aid of construction.  Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property. During 2008, 2007 and 2006, approximately $1.1 million, $2.6 million and $4.2 million, respectively, of advances that expired were transferred to contributions-in-aid of construction. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property. For CCWC, advances for construction represent amounts advanced by developers which are refundable over 10 to 20 years. Refund amounts under the CCWC contracts are based on annual revenues from the extensions, as authorized by the ACC.

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by the utility subsidiaries. Rates available to the utility subsidiaries at December 31, 2008 and 2007 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2008		2007
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$260,887	$304,069	$261,250	$293,711
Long-term debt—CCWC	6,285	6,123	6,585	6,430
Total AWR	$267,172	$310,192	$267,835	$300,141

Stock Options: Registrant has two stock incentive plans for employees, the 2000 Stock Incentive Plan, or 2000 Employee Plan, and the 2008 Stock Incentive Plan, or 2008 Employee Plan, and a stock incentive plan for directors, the 2003 Non-Employee Directors Stock Plan, or 2003 Directors Plan, which are described more fully in Note 12.  Registrant applies the provisions of SFAS No. 123R, “Share-Based Payment” in accounting for all of its stock-based awards. See Note 12 for further discussion.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $2.6 million, $2.7 million and $2.4 million the years ended December 31, 2008, 2007 and 2006, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state nonincome tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These nonincome tax assessments are required to be paid regardless of ASUS’ ability to be reimbursed by the U.S. government under its 50-year contracts to operate and maintain the water and wastewater systems at military basis.  The nonincome tax assessments are accounted for on a gross basis and totaled $715,000 during the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007.   In February 2008, the FASB delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.  These nonfinancial items include assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis, such as Registrant’s reporting units measured at fair value in a goodwill impairment test and asset retirement obligations.  As it applies to its financial instruments, Registrant implemented the new standard effective January 1, 2008.  The partial adoption of SFAS No. 157 for financial assets and liabilities did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.   However, it does require additional disclosures.  See Note 4 for information and related disclosures regarding the fair value measurements on Registrant’s derivatives.  Long-term debt is not carried at fair value, but SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires fair value disclosure on an annual basis.  Registrant’s pension and postretirement plan assets are comprised of actively traded debt and equity securities, and therefore the market related value is equal to the fair value of plan assets which  is used to compute the funded status recognized in Registrant’s financial statements.

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

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment”. Effective January 1, 2008, Registrant adopted the guidance of  SAB No. 110, which requires Registrant to develop expected option terms by reviewing detailed external information about employee exercise behavior.  The simplified method is no longer permitted if such information is available.  As a result of the new guidance, Registrant’s expected term used for options granted in 2008 was 5 years as compared to 6 years which was derived under the simplified method used for grants in prior years.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  Registrant does not expect any impact as a result of adopting SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 was effective on November 15, 2008.  The adoption of this standard did not have an impact on Registrant’s results of operations, financial position or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.  FSP No. FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to require additional disclosures about plan assets held in an employer’s defined benefit pension or other postretirement plan, to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance in SFAS No. 157, and (iv) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009.  Registrant is evaluating the potential impact of FSP No. FAS 132(R)-1.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At December 31, 2008, Registrant had approximately $14.8 million of regulatory assets not accruing carrying costs. Of this amount, $7.1 million relates to deferred income taxes representing accelerated tax benefits flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, and a $4.9 million “non-yielding” regulatory asset related to general rate case memorandum accounts to be recovered over 12 - 24 months.  The remainder relates to other expenses that do not provide for recovery of carrying costs that Registrant expects to recover in rates over a short period.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2008	2007
GSWC
Electric supply cost balancing account	$16,077	$18,318
Water supply cost balancing accounts	11,807	8,525
WRAM and MCBA	825	—
Costs deferred for future recovery on Aerojet case	20,613	21,244
Pensions and other postretirement obligations	40,939	11,443
Flow-through taxes, net (Note 10)	7,134	5,220
Electric transmission line abandonment costs	3,001	3,157
Asset retirement obligations	3,646	3,547
Low income rate assistance balancing accounts	4,758	4,147
General rate case memorandum accounts	4,922	7,162
Santa Maria adjudication memorandum accounts	4,011	4,005
Refund of water right lease revenues	(2,360)	(2,945)
Other regulatory assets, net	5,166	3,659
Total GSWC	$120,539	$87,482
CCWC
Asset retirement obligations	$55	$52
Other regulatory liabilities, net	(427)	(538)
Total AWR	$120,167	$86,996

Supply Cost Balancing Accounts:

Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $16.1 million at December 31, 2008.  Of this amount, approximately $3.0 million relates to the under-collection remaining as of December 31, 2008 that was incurred during the energy crisis in late 2000 and 2001, discussed below.  The remaining $13.1 million in the electric supply cost balancing account relates to $3.4 million from the tariff charged to GSWC by Southern California Edison (“Edison”) for the abandonment of a transmission line upgrade discussed below, and $9.7 million for changes in purchased energy and power system delivery costs including interest, also discussed below.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 137,358,365, 140,441,255 and 141,235,419  kilowatt hours of electricity to its BVES customers for the years ended December 31, 2008, 2007 and 2006, respectively.  As a result of the surcharge, the supply cost balancing account was reduced by approximately $3.0 million, $3.1 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Approximately $20.1 million of the $23.1 million under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge. GSWC anticipates the surcharge, based on projected electricity sales, to be sufficient for it to recover by August 2011 the amount of the under-collected balance incurred during the energy crisis. However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek regulatory approval of any amounts not recovered through this surcharge.

Changes in purchased energy and power system delivery costs as compared to authorized rates have also impacted the electric supply cost balancing account by $9.7 million as of December 31, 2008. The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of a 2001 settlement which was subsequently approved in a CPUC decision. The BVES division of GSWC is allowed to include its actual recorded purchased energy costs up to a weighted annual average cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the years ended December 31, 2008 and 2006. During the year ended December 31, 2007, the amount expensed was $29,000.

Charges to GSWC by Edison associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is $38,137 per month.  The incremental costs of $3.4 million at December 31, 2008 not included in rates have been included in the balancing account at December 31, 2008 for subsequent recovery from customers, subject to CPUC approval.

The power system delivery costs are not subject to the $77 per MWh price cap referenced above.  Other components, such as interest accrued on the cumulative under-collected balance and power lost during transmission, also affect the balance of the electric supply cost balancing account.

In summary, for the years ended December 31, 2008, 2007 and 2006, the under-collection decreased by approximately $2.2 million, $1.6 million and $1.2 million, respectively.

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

For the years ended December 31, 2008, 2007 and 2006, approximately $5.1 million, $2.7 million and $4.2 million of under-collections (including interest), respectively, were recorded in the water supply cost balancing accounts.  Amortization of surcharges that are in rates to recover under-collections from customers and surcredits that are in rates to refund over-collections to customers also increased or decreased the water supply cost balancing accounts, as applicable.  During the year ended December 31, 2008 and 2006, approximately $1.8 million and $1.1 million of surcharges were billed to customers to decrease previously incurred under-collection in the water supply cost balancing accounts.   During the year ended December 31, 2007, approximately $990,000 of was credited to customers to decrease the previously incurred over-collection in the water supply cost balancing accounts.

As of December 31, 2008, there is an approximately $11.8 million net under-collection in the water supply cost balancing accounts.  Of this amount, approximately $7.9 million relates to GSWC’s Region III customer service area.  In May 2008, the CPUC approved a surcharge to begin recovering $7.0 million of this under-collection over 24 months.   The remaining $0.9 million for Region III will be included for recovery in a future filing.   The remaining $3.9 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I net under-collection of $1.9 million and Region II’s net under-collection of $2.0 million.  Currently, there are surcharges in place in Region I expiring in 2009 and 2010 to recover this under-collection. A surcredit in Region II to refund a previous over-collection expired in August 2008.   In December 2008, the CPUC approved GSWC’s Regions II and III supply expense offsets effective January 1, 2009 to reduce the level of under-collections prospectively.

On August 21, 2008, the CPUC issued a final decision which approved a settlement agreement between GSWC and the CPUC’s Division of Ratepayer Advocates (“DRA”) regarding conservation rate design.  As a result of this decision, GSWC is permitted to establish a Modified Cost Balancing Account (“MCBA”) that will permit GSWC to recover supply costs related to changes in water supply mix in addition to rate changes by GSWC’s suppliers. GSWC implemented this MCBA in November 2008.  This account will  replace the current water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account is implemented.  See further discussion below under WRAM.

Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”):

Effective November 25, 2008 with the adoption of the WRAM and the MCBA, GSWC began recording the difference between what is billed to its regulated customers in Regions II and III and that which is authorized by the CPUC. Under the WRAM, GSWC records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues).  While the WRAM tracks volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenues considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a current asset or liability balancing account (tracked individually for Region II and III). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.

Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a current asset or liability balancing account (tracked individually for Region II and III).

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding Region and is interest bearing at the current 90 day commercial paper rate. When the net amount for Regions II and III achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in GSWC’s general rate case proceedings or aggregated with future calendar year balances for comparison with the pre-determined recovery level of 2.5 percent of adopted revenues. As of December 31, 2008, GSWC has a net aggregated regulatory asset of $825,000 which is comprised of $1,322,000 under-collection in the WRAM accounts and $497,000 over-collection in the MCBA accounts.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $1.1 million was billed to customers during the years ended December 31, 2008, 2007 and 2006, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision. Pursuant to the decision, additional interest of approximately $445,000, $1.1 million and $1.1 million  was added to the Aerojet litigation memorandum account during the years ended December 31, 2008, 2007 and 2006, respectively.

Aerojet has also agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for GSWC’s past legal and expert costs, which is included in the Aerojet litigation memorandum account. The reimbursement of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development. The Westborough development is within the defined area in the settlement agreement.

On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development. The City of Folsom filed a protest of GSWC’s advice letter on April 27, 2006. On January 30, 2007, the CPUC rejected the advice letter without prejudice, and invited GSWC to re-file the advice letter once the City of Folsom protest was resolved, or file an application for CPUC approval of the service territory expansion.  In June 2007, GSWC signed an agreement with the City of Folsom and the City agreed not to contest GSWC’s providing water service to Westborough and relinquished all claims concerning GSWC’s providing water service to the area. As compensation to the City of Folsom to resolve its claim, GSWC has agreed to pay the City of Folsom $550,000. Aerojet has agreed to reimburse GSWC for 50%, or $275,000, of the settlement payment. As of December 31, 2008, GSWC has recorded an obligation of $550,000 to the City of Folsom and an additional receivable of $275,000 from Aerojet for the amount to be reimbursed.  During the third quarter of 2007, GSWC filed a second advice letter after resolving the issue with the City of Folsom. That advice letter was subsequently protested by the Sacramento County Water Agency (“SCWA”).  During the second quarter of 2008, the objections raised by SCWA in their protest were removed.  GSWC intends to file again with the CPUC later in 2009 to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development.

It is management’s intention to offset certain proceeds from the housing development by Aerojet in the Westborough areas, pursuant to the settlement agreement, against the balance in this litigation memorandum account.  At this time, management believes the full balance of the Aerojet litigation memorandum account will be collected by 2025.

Pensions and Other Postretirement Obligations:

As more fully discussed in Note 11, effective December 31, 2006, Registrant adopted SFAS No. 158. Because pensions and other postretirement costs have historically been recovered through rates, upon implementing SFAS No. 158, a regulatory asset has been recorded for the costs that would otherwise be charged to common shareholders’ equity in accordance with SFAS No. 158.  Registrant’s pension and postretirement plans were underfunded at December 31, 2008 and 2007.  However, there was a significant increase in the underfunded status of the pension plan during 2008.  As discussed in Note 11, this was partially due to an increase in the projected benefit obligation in 2008 caused primarily from a decrease in the discount rate, as well as a significant decrease in the fair value of plan assets.

The increase in the underfunded status of the pension plan will result in higher pension costs in future years than originally estimated and included in customer rates.  In March 2009, Registrant filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account.  If this account is approved, Registrant will track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs.  Registrant will not record the amounts in this account as a regulatory asset until they are reviewed and approved by the CPUC.  If approved by the CPUC, Registrant will then establish a regulatory asset with a corresponding increase to earnings. Until then, Registrant expects that its earnings will be negatively affected by increasing pension costs.

Electric Transmission Line Abandonment Costs:

The ability of GSWC to deliver purchased power to customers in its BVES customer service area is limited by the ability of the transmission facilities owned by Edison to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, GSWC and Edison agreed to settle this suit. Under the terms of the settlement agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison. Edison filed an application with the FERC for approval to treat the entire $5 million settlement payment as an abandoned project cost to be included in Edison’s wholesale tariff charged to GSWC. A liability to Edison and with a corresponding regulatory asset of $5 million were established at the time of settlement.

GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of $38,137 to be included in Edison’s monthly tariff, discussed previously. Since the tariff was approved by the FERC, the $1.4 million lump sum payment was recorded in the electric supply cost balancing account, which decreased this regulatory asset balance. In addition, monthly payments of $38,137 per month made to Edison during the years ended December 31, 2008, 2007 and 2006, as discussed previously, have also been included in the electric supply cost balancing account, the principal of which would also decrease the regulatory asset account.  Management believes that it is probable that the CPUC will permit GSWC to recover the rates authorized by and on file with FERC in connection with the Edison settlement.

Asset Retirement Obligations:

As more fully discussed in Note 3, effective January 1, 2003, Registrant adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  Because retirement costs have historically been recovered through rates at the time of retirement, upon implementing SFAS No. 143, the cumulative effect was reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

Low Income Balancing Accounts:

This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s Regions and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a 15% discount for qualified low-income water customers and 20% for electric customers. The low income balancing account was established in May 2002 to track all the discounts and costs related to this program for future recovery in rates. The Company anticipates that discounts for low income families will be incorporated in GSWC’s base rates to customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper. As part of the respective general rate case proceedings, GSWC filed for recovery of Region II’s and III’s low income balancing accounts.  In August 2008, the CPUC approved the recovery of $2.7 million in Region II’s low income balancing account over a 12-month period effective August 28, 2008.

General Rate Case Memorandum Accounts:

On November 16, 2007, the CPUC approved general rate case increases for GSWC’s Region II service area and additional rate increases in Region II and III to recover general office expenses at the corporate headquarters of GSWC.  Due to delays in issuing a decision on these applications, the CPUC had previously approved an interim rate increase for Region II totaling $1.2 million that became effective January 1, 2007. Based on the decision issued by the CPUC on November 16, 2007, the approved revenue increase for 2007 totals approximately $6.4 million and was retroactive to January 1, 2007.  Additionally, the decision also reflected a rate increase of approximately $3.0 million for 2007 to recover corporate headquarters’ expenses allocated to Region III.  Similar to Region II, the CPUC had previously approved an interim rate increase for Region III, totaling $135,000, which became effective January 1, 2007.

As a result of these decisions, GSWC recorded approximately $7.2 million as a non-yielding regulatory asset with a corresponding increase to revenues during the fourth quarter of 2007 related to additional revenues representing the revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 through December 20, 2007 (date when the new tariff rates were fully implemented).  A surcharge was implemented February 2008 to recover the retroactive revenues over 24 months.  There were no corresponding retroactive revenues recorded in 2008 and 2006.  The decision also changed the revenue requirement related to the adopted rates for Region II supply cost balancing accounts, also retroactive to January 1, 2007. At the time of the final decision, an under-collection of $2.5 million which had been recorded in the Region II supply cost balancing account throughout 2007 was reversed in November 2007 reducing this regulatory asset.

For GSWC’s Region III rate case approved by the CPUC on January 12, 2006, GSWC also filed an Application for Rehearing to request additional revenues, based on certain corrections to the rate calculation.  On July 31, 2008, the CPUC adopted a stipulation jointly filed by GSWC and DRA.  The stipulation addressed all of the pending issues including proposing a 12-month surcharge enabling GSWC to recover revenues of approximately $541,000 for the period January 1, 2006 through May of 2008.  As a result of the CPUC’s approval, a regulatory asset of $541,000 was recorded in July 2008 with a corresponding increase to income.  GSWC expects to recover this regulatory asset through the 12-month surcharge.

Santa Maria Adjudication Memorandum Accounts:

                GSWC has incurred costs of approximately $7.0 million as of December 31, 2008, including legal and expert witness fees, in defending its rights to the groundwater supply in the Santa Maria Basin for use by its customers in Santa Barbara and San Luis Obispo Counties. Such costs had been recorded in utility plant for future rate recovery.

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

GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge has been implemented in the third quarter of 2007 for recovery of these costs. A rate surcharge generating approximately $325,000 and $237,000 was billed to customers during the years ended December 31, 2008 and 2007, respectively.

All litigation costs, including interest, that have been incurred since December 31, 2005, totaling approximately $1.5 million, have also been transferred from rate base to a separate memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  In April 2008, the Administrative Law Judge closed the proceeding without ruling on the stipulation or authorizing recovery of the remaining costs. The ruling directed GSWC to file a new application. In accordance with this ruling, GSWC intends to file a new application in 2009.  Management believes that these additional costs will be approved and that recovery of these costs through rates is probable.

Refund of Water Right Lease Revenues:

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, GSWC recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income, net of taxes, during the fourth quarter of 2003. A final amount of the refund was approved by the CPUC in June 2004 and GSWC adjusted its estimate to the approved refund amount of $5.2 million.  Refunds of approximately $585,000, $620,000 and $592,000 were provided to customers during the years ended December 31, 2008, 2007 and 2006, respectively. The refunds will be made over a 9-year period which commenced in June 2004.

Pursuant to the March 2004 CPUC order, the apportionment of any lease revenues that GSWC collects commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues received from the City of Folsom since January, 2004, inclusive of the balances in the regulatory liability accounts, in water system infrastructure and to include such investments in the rate base upon which GSWC earns a rate of return. As a result, GSWC transferred approximately $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into other operating revenues in the first quarter of 2006. GSWC also recorded additional other operating revenues of approximately $1.3 million, $1.3 million and $1.2 million reflecting lease revenues from the City of Folsom for the years ended December 31, 2008, 2007 and 2006, respectively.

BVES Generation Facility Capital-Related Memorandum Account):

In April 2005, new customer rates went into effect related to the 8.4 megawatt (“MW”) natural gas-fueled generation plant, which has resulted in an increase of approximately $2.3 million in annual revenue based on an estimated total capital-related cost of $13 million. The rates are subject to refund pending the CPUC’s final cost review. The CPUC also ordered GSWC to establish a Capital-Related Memorandum Account (“CAPMA”) to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to ratepayers. During the third quarter of 2007, GSWC received vendor credits of approximately $851,000, which reduced the actual recorded costs of the generation plant below $13 million.  As a result of these credits, GSWC began recording a regulatory liability with a corresponding reduction in electric revenues due to this over-collection and probable refunds to customers related to the 8.4 MW natural gas-fueled generation plant.  As of December 31, 2008, approximately $353,000 has been included in the CAPMA account as a regulatory liability.

In December 2008, the CPUC’s Division of Ratepayer Advocates (“DRA”) issued a report in connection with BVES’ general rate case.  In their report, DRA disagreed with the amount of overhead costs allocated to the generation plant. DRA proposes to use a different overhead loading factor to assign indirect costs to the generation plant. This would reduce the amount of overhead costs assigned to the generation plant and increase the amount to be refunded to customers in the CAPMA account.  In January 2009, BVES submitted rebuttal testimony disagreeing with DRA’s recommendation to reduce the amount of overhead costs applied to the generation plant.  Management believes that DRA’s rationale and recommendations are not correct and are inconsistent with GSWC’s historical practice of applying overhead which has been approved by the CPUC in prior rate cases.  GSWC will vigorously defend its position.  However, if DRA prevails, it can result in additional refunds to customers of approximately $1.0 million calculated as of December 31, 2008.  At this time, GSWC is unable to predict the outcome of this matter.  However, management believes that the CPUC will not approve DRA’s recommendations and therefore no additional refund to customers have been recorded as of December 31, 2008.

Environmental Clean-Up and Remediation:

GSWC has included in other regulatory assets as of December 31, 2008 approximately $1.3 million of additional estimated costs to remediate and clean-up one of its plant sites that contained an underground storage tank which was used to store gasoline.  Amounts paid by GSWC in the past for this site have been included in rate-base and approved by the CPUC for recovery.  The ultimate cost may vary as there are many unknowns in remediation of underground gasoline leakage and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will be approved for recovery in rates.

CCWC Other Regulatory Assets/Liabilities:

Fountain Hills Sanitary District (“FHSD”) is a political subdivision of the State of Arizona that provides sanitary sewer service to customers residing within CCWC’s water service area. In connection with its sanitary system, FHSD constructed a recharge system whereby it recharges treated effluent through multiple injection wells. In order for FHSD to secure an Aquifer Protection Permit for its recharge system, FHSD requested CCWC to permanently cease using one of its wells. As a possible replacement for this well, FHSD constructed a new well adjacent to the community center (“Community Center Well”). However, this well was not able to produce an equivalent amount of water to CCWC’s well that was taken out of production. Accordingly, in February 2005, CCWC entered into an agreement with FHSD whereby CCWC agreed to permanently remove from service this well and in return CCWC received a settlement fee of $1,520,000 from FHSD. Pursuant to the agreement, CCWC agreed to: (i) permanently remove from service and cap this well, and cap another well which had never been used as a potable source of supply; (ii) relinquish any legal claim or interest that CCWC may otherwise possess in the Community Center Well, and (iii) grant an option to FHSD to acquire one of the wells at a future date at fair market value. The removal of these two wells from service did not have a significant impact on CCWC’s water supply. In 2005, CCWC recognized a net gain of $760,000 related to this settlement agreement and has established a regulatory liability for the remaining $760,000 that remains as of December 31, 2008 pending ACC review of this matter.

Other Regulatory Matters:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects totaling approximately $18.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC.  Management cannot predict the outcome of the investigation or audit at this time.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff to provide responsive materials that are relevant to CCWC.  Management cannot predict the outcome of the ACC’s request and whether it could affect the processing of CCWC’s pending general rate case.

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC formally contested the potential penalty reflected in the compliance report. The CPUC considered the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES and on May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES).  The final decision affirmed the renewable obligation targets for the small utilities but also allowed for the small utilities to defer compliance under the CPUC’s flexible compliance rules.  BVES is continuing its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, then BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules. Because the final decision deferred BVES’ interim target purchase levels for the years 2004 through 2007, management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier.  For the 2008 year, BVES did not meet the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance  rules.  Accordingly, no provision for loss has been recorded in the financial statements as of December 31, 2008.

Note 3 — Utility Plant

The following table shows Registrant’s utility plant by major class (in thousands):

	GSWC		AWR
	December 31,		December 31,
	2008	2007	2008	2007
Water
Land	$13,968	$13,609	$14,240	$13,881
Intangible assets	28,680	23,916	30,015	25,233
Source of water supply	63,121	59,913	68,166	64,937
Pumping	136,110	129,748	141,578	134,439
Water treatment	58,054	54,627	66,779	63,313
Transmission and distribution	618,057	575,958	658,577	613,175
General	67,651	64,688	72,483	67,730
	985,641	922,459	1,051,838	982,708
Electric
Transmission and distribution	46,740	45,439	46,740	45,439
Generation	12,547	12,646	12,547	12,646
General	7,226	6,993	7,226	6,993
	66,513	65,078	66,513	65,078

Less — accumulated depreciation	(326,089)	(298,856)	(346,022)	(316,038)

Construction work in progress	51,778	43,552	52,933	44,631

Net utility plant	$777,843	$732,233	$825,262	$776,379

Asset Retirement Obligations:

Effective January 1, 2003, Registrant adopted SFAS No. 143, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be properly capped at the time of removal. As such, the regulated subsidiaries of AWR incur asset retirement obligations. Retirement costs have historically been recovered through rates at the time of retirement. Accordingly, at implementation of SFAS No. 143, the cumulative effect was reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet. With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as the Company believes that it will not be obligated to retire these assets.  In 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which had no impact on Registrant’s asset retirement obligations.

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

The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations, which is included in “Other Credits” on the balance sheets as of December 31, 2008 and 2007:

Asset Retirement Obligation (in thousands):	GSWC	CCWC	Total
Obligation at December 31, 2006	$3,415	$49	$3,464
Additional liabilities incurred in 2007	—	—	—
Liabilities settled in 2007	—	—	—
Accretion	340	4	344
Obligation at December 31, 2007	3,755	53	3,808
Additional liabilities incurred in 2008	4	—	4
Liabilities settled in 2008	(248)	—	(248)
Accretion	340	4	344
Obligation at December 31, 2008	$3,851	$57	$3,908

Note 4 — Derivative Instruments

Registrant had certain block-forward purchase power contracts that are subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138 and 149.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. During 2002, GSWC became a party to block-forward purchase power contracts that qualified as derivative instruments under SFAS No. 133. Contracts with Pinnacle West Capital Corporation (“PWCC”) which became effective in November 2002 have not been designated as normal purchases and normal sales.  In June 2007, PWCC sold the contracts between PWCC and GSWC to Morgan Stanley Capital Group, Inc. (“MSCG”) effective November 1, 2007.   Settlement of these contracts occurred on a cash or net basis through 2006 and occurred by physical delivery thereafter through the expiration of the contracts on December 31, 2008. Registrant had no other derivative financial instruments prior to January 1, 2009.

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

The following table presents changes in the fair value of the derivative for the year ended December 31, 2008.

(dollars in thousands)	Gains (Losses)
Balance, December 31, 2007	$(1,554)
Unrealized gain on purchased power contracts included in operating expenses	1,554
Balance, December 31, 2008	—

As these contracts were settled, the realized gains or losses were recorded in power purchased for resale, and the previously recorded unrealized gains or losses were reversed. These purchased power contracts expired on December 31, 2008.

In October 2008,  GSWC executed a new purchased power contract  that will provide power to BVES effective January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract. The new contract is subject to CPUC approval.  Once the contract is approved, BVES  intends to file a separate application to incorporate the new costs, including energy purchases and delivery costs, into rates.  The new contract will also be subject to SFAS No. 133 and will require mark-to-market derivative accounting.  In connection with the filing to review and approve the new contract, BVES also requested the CPUC to authorize the establishment of regulatory asset and liability accounts to offset the entries required by SFAS No. 133.  All unrealized gains and losses generated from the new purchased power contract would be deferred on a monthly basis into the non-interest bearing regulatory accounts that would track the changes in fair value of the derivative throughout the term of the contract.  Upon approval of the new contract by the CPUC, changes in the fair value of the derivative throughout the term of the new contract will be included in the regulatory accounts established and would, as a result, no longer affect GSWC’s earnings.

Note 5 — Military Privatization

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, subject to periodic price redeterminations and modifications for changes in circumstances.

Under the economics of the agreements with the U.S. government, each of the Military Utility Privatization Subsidiaries should recover 100% of its investment in the assets of the water and wastewater systems acquired at the time of execution of the operation and maintenance agreements for each of the bases under the terms of the applicable 50-year service contract. A capital investment recovery charge in an amount equal to the payments due under the purchase obligation is paid to the Military Utility Privatization Subsidiaries by the U.S. government as a result of the purchase of the systems. Accordingly, Registrant recorded the purchase price obligation as a liability offset with a receivable of the same amount, therefore, not impacting Registrant’s financial position. The amounts charged by the Military Utility Privatization Subsidiaries for water and wastewater services at the respective military bases are based upon the terms of the 50-year contract between the Military Utility Privatization Subsidiaries and the U.S. government. Under the terms of these agreements, the Military Utility Privatization Subsidiaries agreed to operate and maintain the water and/or wastewater systems at the respective bases for a monthly net fixed price for operation and maintenance, and for an amount to cover renewals and replacements for the first two years of the contract.  Under the terms of each of these contracts, prices are to be redetermined at the end of the initial two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.  These adjustments can be retrospective and/or prospective.  The Military Utility Privatization Subsidiaries have experienced delays in obtaining readjustment of prices and equitable adjustments as required by the terms of these contracts.

The fixed price for operation and maintenance is recorded in revenues on a monthly basis as the services are performed.  The fixed price received monthly for renewals and replacements on the water and wastewater systems includes a profit that is recognized on the percentage-of-completion method of accounting as the individual capital projects are completed.  From time to time, the U.S. government may modify the original contract to include special construction projects including capital upgrades.  However, earnings and cash flows from modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

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

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. Costs and estimated earnings on uncompleted contracts and amounts due from the U.S government as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Costs incurred on uncompleted contracts	$17,390	$6,620
Estimated earnings	4,818	1,895
Revenues recognized on uncompleted contracts	22,208	8,515
Less: Billings to date	(15,435)	(7,067)
	$6,773	$1,448

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$18,733	$6,126
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,960)	(4,678)
	$6,773	$1,448

Receivable from the U.S. government, less allowance for doubtful accounts (1)	$8,094	$7,556

(1)                                 Allowance for doubtful accounts was $121,000 and $496,000 as of December 31, 2008 and 2007, respectively.  The receivable from the U.S. government includes an unbilled amount of approximately $126,000 and $495,000 as of December 31, 2008 and 2007, respectively, on completed contracts expected to be billed over the next 12-24 months.

Note 6 — Earnings Per Share and Capital Stock

In accordance with EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, Registrant uses the “two-class” method of computing earnings per share (“EPS”). The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares (the “Common Shares”) that have been issued under AWR’s 2000 and 2008 Employee Plans and the 2003 Directors Plan. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic	For The Years Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Net income	$22,005	$28,030	$23,081
Less: (a) Distributed earnings to common shareholders	17,262	16,351	15,410
Distributed earnings to participating securities	91	182	312
Undistributed earnings	4,652	11,497	7,359

(b) Undistributed earnings allocated to common shareholders	4,628	11,372	7,213
Undistributed earnings allocated to participating securities	24	125	146

Total income available to common shareholders, basic (a)+(b)	$21,890	$27,723	$22,623

Weighted average Common Shares outstanding, basic	17,262	17,121	16,934
Basic earnings per Common Share	$1.27	$1.62	$1.34

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 and 2008 Employee Plans and the 2003 Directors Plan, and net income. At December 31, 2008 there were 541,452 stock options outstanding under these Plans. At December 31, 2008, there were also 77,802 restricted stock units outstanding. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Years Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Common shareholders earnings, basic	$21,890	$27,723	$22,623
Undistributed earnings for dilutive stock options (1)	24	—	146
Total common shareholders earnings, diluted	$21,914	$27,723	$22,769

Weighted average Common Shares outstanding, basic	17,262	17,121	16,934
Stock-based compensation (2)	132	56	167
Weighted average Common Shares outstanding, diluted	17,394	17,177	17,101
Diluted earnings per Common Share	$1.26	$1.61	$1.33

(1)                                 Undistributed earnings allocated to participating securities were not included due to their antidilutive effect on diluted earnings per share.

(2)                                 In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 541,452 stock options and 77,802 restricted stock units at December 31, 2008 were deemed to be outstanding in accordance with SFAS No. 128, “Earnings Per Share”.

During the year ended December 31, 2008, Registrant issued 41,810 Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”) and the 2000 and 2008 Employee Plans for $1,173,000.  There are 594,257 and 282,574 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively, at December 31, 2008.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and for investment purposes by participants. During the year ended December 31, 2007, Registrant issued 22,649 Common Shares under the Registrant’s DRP for $876,000. There were no Common Shares issued under Registrant’s 401(k) Plan in 2007.  During the year ended December 31, 2006, Registrant issued 24,699 and 33,417 Common Shares under the Registrant’s DRP and 401(k) Plan, respectively, for $2.1 million.  In addition, during the years ended December 31, 2008,

2007 and 2006, Registrant issued 28,196, 155,771 and 193,069 Common Shares for approximately $690,000, $3,911,000 and $4,419,000, respectively, as a result of the exercise of stock options.  During 2008, 2007 and 2006, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any subsidiaries of AWR.

During the years ended December 31, 2008, 2007 and 2006, Registrant repurchased in the open market 36,509, 9,449, and 26,181, respectively, Common Shares under the Registrant’s DRP and 401(k) Plan, which were used to satisfy the requirements of these plans and programs.

AWR has a registration statement on file with the SEC for issuance, from time to time, of Common Shares, Preferred Shares and/or debt securities.  As of December 31, 2008, $150 million was available for issuance of additional securities under this registration statement.

GSWC’s outstanding common stock is owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.   In August 2008, the Board of Directors approved the issuance of 12 additional GSWC common shares to AWR for $30.0 million. GSWC used the proceeds to pay down debt owed to AWR.

Note 7 — Dividend Limitations

On January 27, 2009, AWR declared a regular quarterly dividend of $0.250 per Common Share. The dividend, totaling approximately $4.3 million, was paid on March 2, 2009 to common shareholders of record at the close of business on February 10, 2009.  In 2008, 2007 and 2006, AWR paid quarterly dividends to shareholders, totaling approximately $17.3 million or $1.000 per share,  $16.3 million or $0.955 per share and $15.4 million or $0.910 per share, respectively. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its GSWC subsidiary.

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $237.3 million was available to pay dividends to AWR as of December 31, 2008. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than .6667 to 1. Dividends in the amount of $13.2 million, $17.2 million and $17.2 million were paid to AWR by GSWC in 2008, 2007 and 2006, respectively.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $125.0 million of retained earnings for AWR was available to pay dividends to common shareholders at December 31, 2008. Approximately $129.8 million was available from the retained earnings of GSWC to pay dividends to AWR. At December 31, 2008, ASUS was not allowed to pay dividends to AWR under the California tests.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to the maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $2.6 million was available to pay dividends to AWR at December 31, 2008. There were no dividends distributed from CCWC to AWR in 2008, 2007 or 2006.

Note 8 — Bank Debt

AWR established a syndicated credit facility that expires in June 2010. On August 25, 2008, AWR amended its $85 million syndicated credit facility, to increase the aggregate bank commitments by $30 million to $115 million. Under the terms of this facility, either AWR or GSWC may obtain letters of credit for up to an aggregate of $20 million. GSWC has obtained letters of credit, in the aggregate amount of $11.3 million, including: (i) a letter of credit with a fee of 0.625%, which expires October 5, 2009, in the amount of $6.3 million, in favor of a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) a letter of credit with an annual fee of 0.625% in the amount of $850,000 as security for the deductible in the Company’s business automobile insurance policy; (iii) a letter of credit with a fee of 0.625%, which expires October 5, 2009 in an amount of $585,000 as security for the purchase of power, and (iv) an irrevocable letter of credit in the amount of $3.6 million, which expires October 5, 2009, pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. There were no compensating balances required. Loans can be obtained at the option of Registrant and bear interest at rates based on credit ratings and Euro rate margins. At December 31, 2008, $74.7 million was outstanding under this facility, $18.2 million of which was used to fund GSWC’s operations, $25.7 million was used to fund ASUS activities, $2.4 million was used to fund CCWC activities and $28.4 million was to fund AWR’s  purchase of 12 shares of GSWC in August 2008.

Registrant’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2008	2007	2006
Balance Outstanding at December 31,	$74,700	$37,200	$32,000
Interest Rate at December 31,	1.82%	5.54%	6.11%
Average Amount Outstanding	$57,429	$32,138	$27,786
Weighted Average Annual Interest Rate	3.32%	5.95%	5.77%
Maximum Amount Outstanding	$88,500	$40,500	$33,000

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

Note 9 — Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures. The Company summarizes its long-term debt in the Statements of Capitalization. GSWC has no mortgage debt, and leases and other similar financial arrangements are not material. No new long-term debt was issued in 2008 and 2007.  On March 10, 2009, a senior note in the amount of $40 million was issued (Note 20).

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

Redemption of certain long-term debt issues outstanding as of December 31, 2008 and 2007 can be made in whole or in part at the option of GSWC subject to redemption schedules embedded in the agreements particular to each issue. With the exception of the 9.56% Notes and the Senior Note issued to Co-Bank, the redemption premiums in effect for 2008 and 2007 range up to 6.3% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The 5.87% Senior Note is subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%.

CCWC has long-term Industrial Development Authority Bonds (“IDA Bonds”). Substantially all of the utility plant of CCWC is pledged as collateral for its IDA Bonds. The Bond Agreement, among other things: (i) requires CCWC to maintain certain financial ratios; (ii) restricts CCWC’s ability to incur additional debt, make liens, sell, lease or dispose of assets, merge with another corporation, and pay dividends, and (iii) requires CCWC to establish a debt service reserve fund held in trust for future payments, which totaled approximately $656,000 as of December 31, 2008 and 2007.

AWR - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $636,000, $694,000, $722,000, $667,000, $9,667,000 and $254,786,000 for the five years ending December 31, 2009 through 2013 and thereafter, respectively.

GSWC - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $326,000, $364,000, $377,000, $302,000, $9,277,000 and $250,241,000 for the five years ending December 31, 2009 through 2013 and thereafter, respectively.

Note 10 — Taxes on Income

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

GSWC is included in AWR’s consolidated federal income tax and combined California state franchise tax returns. GSWC’s federal tax liability is computed as if it filed a separate return, and its state tax liability is computed in a manner consistent with its adopted method for regulatory purposes, which is computed separately from AWR and its subsidiaries.

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

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at
December 31, 2008 and 2007 were:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2008	2007	2008	2007
Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes	$1,850	$1,893	$1,850	$1,893
Regulatory-liability-related: California Corporation Franchise Tax	2,051	2,328	2,051	2,328
Accrued regulatory liabilities	962	1,200	962	1,200
Unrealized loss	—	633	—	633
Contributions and advances	13,603	13,317	10,920	10,634
	$18,466	$19,371	$15,783	$16,688
Deferred tax liabilities:
Fixed assets	$(67,091)	$(62,106)	$(64,203)	$(59,625)
Regulatory-asset-related: depreciation and other	(11,035)	(9,441)	(11,035)	(9,441)
California Corporation Franchise Tax	(299)	(440)	(14)	(184)
Other property related	(21)	(388)	(27)	(418)
Other nonproperty related	(887)	(3,910)	(664)	(489)
Balancing and memorandum accounts	(13,068)	(12,905)	(13,068)	(12,905)
Deferred charges	(8,432)	(8,586)	(8,432)	(8,586)
	(100,833)	(97,776)	(97,443)	(91,648)
Accumulated deferred income taxes - net	$(82,367)	$(78,405)	$(81,660)	$(74,960)

The current and deferred components of income tax expense were as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2008	2007	2006
Current
Federal	$7,019	$14,742	$7,641
State	4,243	4,327	3,095
Total current tax expense	$11,262	$19,069	$10,736

Deferred
Federal	$3,439	$1,746	$4,984
State	(1,322)	(25)	(39)
Total deferred tax expense	2,117	1,721	4,945
Total income tax expense	$13,379	$20,790	$15,681

	GSWC
	Year Ended December 31,
(dollars in thousands)	2008	2007	2006
Current
Federal	$8,262	$14,034	$7,773
State	4,317	4,233	3,433
Total current tax expense	$12,579	$18,267	$11,206

Deferred
Federal	$5,317	$1,806	$5,025
State	(621)	6	(95)
Total deferred tax expense	4,696	1,812	4,930
Total income tax expense	$17,275	$20,079	$16,136

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2008	2007	2006
Federal taxes on pretax income at statutory rate	$12,384	$17,087	$13,567
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	1,746	2,938	1,814
Flow through on fixed assets	455	394	375
Flow through on pension costs	(1,104)	78	403
Investment tax credit	(91)	(91)	(91)
Other - net	(11)	384	(387)
Total income tax expense	$13,379	$20,790	$15,681
Pretax income	$35,384	$48,820	$38,762
Effective income tax rate	37.8%	42.6%	40.5%

	GSWC
	Year Ended December 31,
(dollars in thousands, except percent)	2008	2007	2006
Federal taxes on pretax income at statutory rate	$15,783	$16,443	$13,788
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	2,250	2,891	2,006
Flow through on fixed assets	455	394	375
Flow through on pension costs	(1,104)	78	403
Investment tax credit	(91)	(91)	(91)
Other - net	(18)	364	(345)
Total income tax expense	$17,275	$20,079	$16,136
Pretax income	$45,094	$46,979	$39,394
Effective income tax rate	38.3%	42.7%	41.0%

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

The following table provides a reconciliation of AWR’s and GSWC’s unrecognized tax benefits at December 31, 2008 and 2007 (in thousands):

	2008		2007
	AWR	GSWC	AWR	GSWC
Unrecognized tax benefits at beginning of period	$5,113	$5,113	$4,788	$4,788
Increases as a result of tax positions taken prior to the period	—	—	11	11
Decreases as a result of tax positions taken prior to the period	—	—	—	—
Increases as a result of tax positions taken during the period	267	267	314	314
Decreases as a result of tax positions taken during the period	—	—	—	—
Decreases relating to settlements with taxing authorities	(1,157)	(1,157)	—	—
Reductions as a result of lapses of statute-of-limitation periods	—	—	—	—
Unrecognized tax benefits at end of period	$4,223	$4,223	$5,113	$5,113

For both AWR and GSWC, there was no portion of the unrecognized-tax-benefit balance at December 31, 2008 that would affect the effective tax rate if recognized.

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

At December 31, 2008, AWR and GSWC included $898,000 and $888,000, respectively, of net interest receivables from taxing authorities in other assets (all as noncurrent). AWR and GSWC recognized $530,000 and $494,000, respectively, of interest income from taxing authorities for the year ended December 31, 2008. At December 31, 2008, Registrant had no accruals for income-tax-related penalties. Registrant did not recognize any income-tax related penalties during the year ended December 31, 2008.

Registrant files federal and various state income tax returns. The U.S. federal filings for the years 1997 through 1999 and 2002 came under examination during the first quarter of 2007 as a result of Registrant having filed an amended 2002 return during the third quarter of 2006 for which Internal Revenue Service (“IRS”) and Congressional Joint Committee of Taxation (“JCT”) reviews are required. The 2002 return was amended primarily as a result of the IRS consenting to Registrant’s request for approval to change a tax accounting method (“Consent”). During the second quarter of 2008, the IRS issued a Revenue Agent’s Report (“RAR”) in connection with its examination of the 2002 tax year which resulted in Registrant recognizing certain tax benefits in accordance with FIN 48. Upon receiving the RAR, Registrant filed a protest with the IRS’s Office of Appeals in which it requested a conference to address Registrant’s disagreement with certain of the Agent’s adjustments. In connection with the Consent, Registrant filed amended 2003 and 2004 returns during the third quarters of 2007 and 2008, respectively. The 2003 and 2004 returns came under IRS examination during the fourth quarter of 2008. Registrant is unable to anticipate when the appeals process, IRS examinations and JCT reviews will be concluded. In relation to the Consent, Registrant’s total amount of unrecognized tax benefits could significantly increase or decrease within twelve months of December 31, 2008. An estimate of the range of the reasonably possible change cannot be made at December 31, 2008.

Registrant’s 2005 through 2007 tax years also remain subject to examination by the IRS and its 2004 through 2007 tax years remain subject to examination by state taxing authorities.  Registrant has filed protective refund claims with the applicable state taxing authority for the 2002 and 2003 tax years, also in connection with the Consent.

Note 11 — Employee Benefit Plans

Pension and Postretirement Medical Plans:

Registrant maintains a pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, with at least one year of service) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the five highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option; however, for terminations on or after January 1, 2004, the early retirement provisions were amended to increase benefits under the Pension Plan for employees who retire prior to age 65. The eligibility requirements for early retirement are age 55 and 5 years of vested service. The Pension Plan amendment increased Registrant’s annual pension cost by approximately 5%. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”).

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

At December 31, 2008, Registrant had 913 participants in the Pension Plan of which 511 were active, 213 were retired and 189 were disabled.  Approximately 85 active employees are subject to collective bargaining arrangements.  Also, at December 31, 2008, Registrant had 375 participants in the postretirement medical plan of which 236 were active, 14 were disabled and 125 were retired.  Average active participant age was 44 years.

In September 2006, the FASB issued SFAS No. 158, which requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets. Under SFAS No. 158, any actuarial gains and losses, prior service costs and transition assets or obligations that were not recognized under previous accounting standards must be recognized in Other Comprehensive Income (“OCI”) under shareholders’ equity, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 did not change how net periodic pension and postretirement costs are accounted for and reported in the income statement. Registrant adopted the provisions of SFAS No. 158 effective December 31, 2006. In accordance with SFAS No. 71, Registrant has established a regulatory asset for the amounts otherwise chargeable to OCI that are expected to be recovered through rates in future periods. The changes in actuarial gains and losses, prior service costs and transition assets or obligations pertaining to the regulatory asset will be recognized as an adjustment to the regulatory asset account as these amounts are recognized as components of net periodic pension costs each year.  Decreases in the fair market value of plan assets during 2008 resulted in an increase to the regulatory asset accounts with a corresponding increase to the pension liability accounts.

The following table sets forth the Pension Plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued postretirement liability at December 31, 2008 and 2007:

	Pension Benefits		Postretirement Medical Benefits
(dollars in thousands)	2008	2007	2008	2007
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$83,352	$86,078	$10,405	$11,801
Service cost	3,585	3,758	328	350
Interest cost	5,399	4,971	616	601
Actuarial loss/(gain)	5,972	(8,793)	(694)	(1,915)
Benefits paid	(2,862)	(2,662)	(374)	(432)
Projected benefit obligation at end of year	$95,446	$83,352	$10,281	$10,405
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$70,921	$64,246	$5,892	$5,372
Actual (loss) return on plan assets	(18,060)	4,363	(1,083)	293
Employer contributions	4,166	4,974	509	659
Benefits paid	(2,862)	(2,662)	(374)	(432)
Fair value of plan assets at end of year	$54,165	$70,921	$4,944	$5,892
Funded Status:
Net amount recognized as accrued pension cost	$(41,281)	$(12,431)	$(5,337)	$(4,513)

	Pension Benefits		Postretirement Medical Benefits
(dollars in thousands, except percent)	2008	2007	2008	2007
Amounts recognized on the balance sheets:
Current liabilities	$—	$—	$—	$—
Non-current liabilities	(41,281)	(12,431)	(5,337)	(4,513)
Net amount recognized	$(41,281)	$(12,431)	$(5,337)	$(4,513)
Amounts recognized in regulatory assets consist of:
Initial net obligation	$—	$—	$2,514	$2,933
Prior service cost (credit)	877	995	(1,432)	(1,631)
Net loss	36,640	7,672	982	341
Regulatory assets	37,517	8,667	2,064	1,643
Unfunded accrued pension cost	3,764	3,764	3,273	2,870
Net liability recognized	$41,281	$12,431	$5,337	$4,513

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$8,667	$18,068	$1,643	$3,850
Initial net obligation	—	—	—	—
Prior service cost (credit)	—	—	—	—
Net loss (gain)	28,969	(8,624)	641	(1,980)
Amortization of initial net asset (obligation)	—	—	(419)	(419)
Amortization of prior service cost (credit)	(119)	(163)	199	199
Amortization of net loss (gain)	—	(614)	—	(7)
Total change in regulatory asset	28,850	(9,401)	421	(2,207)
Regulatory asset at end of year	$37,517	$8,667	$2,064	$1,643

Net periodic pension costs	$4,166	$4,974	$912	$950
Change in regulatory asset	28,850	(9,401)	421	(2,207)
Total recognized in net periodic pension cost and regulatory asset	$33,016	$(4,427)	$1,333	$(1,257)

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	$—	$—	$(419)	$(419)
Prior service credit (cost)	(119)	(119)	199	199
Net gain (loss)	(2,287)	—	—	—

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$95,446	$83,352	$10,281	$10,405
Accumulated benefit obligation	78,667	68,354	N/A	N/A
Fair value of plan assets	54,164	70,921	4,944	5,892

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.15%	6.55%	6.40%	6.35%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

In accordance with ratemaking, Registrant capitalizes a portion of its pension and other postretirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and postretirement benefits cost, before allocation to the overhead pool, for 2008, 2007, and 2006 are as follows:

	Pension Benefits			Postretirement Medical Benefits
(dollars in thousands, except percent)	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefits Cost:
Service cost	$3,585	$3,758	$3,854	$328	$350	$414
Interest cost	5,399	4,971	4,680	616	601	623
Expected return on plan assets	(4,937)	(4,532)	(3,959)	(252)	(228)	(190)
Amortization of transition	—	—	—	419	419	419
Amortization of prior service cost	119	163	163	(199)	(199)	(199)
Amortization of actuarial loss	—	614	1,162	—	7	165
Net periodic pension cost	$4,166	$4,974	$5,900	$912	$950	$1,232

Weighted-average assumptions used to determine net periodic cost:
Discount rate	6.55%	5.95%	5.75%	6.35%	5.80%	5.55%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

*                             7.0% for union plan, 4.2% for non-union, net of income taxes in 2008, 2007 and 2006.

Plan Funded Status:

Registrant’s pension and postretirement plans were underfunded at December 31, 2008 and 2007.  However, there was a significant increase in the underfunded status of the Pension Plan during 2008.  This was partially due to an increase in the projected benefit obligation  in 2008 caused primarily from a decrease in the discount rate from 6.55% to 6.15% and also due to the passage of time and the use of updated mortality tables.  The underfunded status also increased due to a significant decrease in the fair value of the plan assets.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Volatile market conditions have affected the value of AWR’s trust established to fund its future long-term pension benefits. The market value of the investments within the plan trust declined by approximately 25% during the year ended December 31, 2008. These benefit plan assets and related obligations are remeasured annually using a December 31 measurement date. Unless the market recovers, reductions in the value of plan assets will result in increased future expense, an increase in the underfunded position and increased future contributions. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with SFAS No. 158.  Due to Registrant’s regulatory recovery treatment, the recognition of the funded status is offset by a regulatory asset pursuant to SFAS No. 71.

Plan Assets:

The assets of the pension and postretirement medical plans are managed by a third party trustee. The investment policy allocation of the assets in the trust was approved by Registrant’s Administrative Committees for the Pension and Retiree Medical Funds, which has oversight responsibility for all retirement plans.  Registrant’s pension and postretirement plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	Pension Benefits		Postretirement Medical Benefits
Asset Category	2008	2007	2008	2007
Actual Asset Allocations:
Equity securities	54%	54%	55%	43%
Debt securities	41%	31%	37%	26%
Cash equivalents	5%	11%	8%	31%
All other	—%	4%	—%	—%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s stock as of December 31, 2008 and 2007.

	Pension Benefits	Postretirement Medical Benefits
Target Asset Allocations for 2009:
Equity securities	55%	54%
Debt securities	40%	36%
Cash equivalents	5%	10%
Total	100%	100%

Plan Contributions:

During 2008, Registrant contributed $4,166,000 and $509,000 to its pension and postretirement medical plans, respectively. Registrant currently expects to contribute $8,476,000 and $725,000 to its pension and postretirement medical plans in 2009, respectively.  In establishing the contribution amount, Registrant is considering the potential impact of funding rule changes under the Pension Protection Act of 2006 which establishes new minimum funding standards and prohibits plans underfunded by more than 20% from providing lump sum distributions and adopting amendments that increase plan liabilities.

Benefit Payments:

Registrant’s estimated future benefit payments at December 31, 2008 are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2009	$3,084	$523
2010	3,410	603
2011	3,751	654
2012	4,073	707
2013	4,452	754
2014-2018	29,594	4,476
Total	$48,364	$7,717

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

Healthcare Cost Trend Rate — A sliding scale for assumed health care cost increases was used for the periods presented.  In 2008 and 2007, health care cost increases started at 8.5% grading down to 5.0% in 10 years for those under age 65, and at 9.5% grading down to 5.0% in 10 years for post 65.  In 2006, health care cost increases started at 9.0% grading down to 5.0% in 10 years for those under age 65, and at 10.5% grading down to 5.0% in 10 years for post 65.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$116	$(99)
Effect on postretirement benefit obligation	$1,187	$(1,025)

Supplemental Executive Retirement Plan:

Registrant has a supplemental executive retirement plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of the Company by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended, and certain additional benefits. As of December 31, 2008 and 2007, the benefits are unfunded.

In September 2007, Registrant entered into a Retention Agreement with its then President and Chief Executive Officer (“CEO”). Under the terms of the Retention Agreement, Registrant has agreed that, for the purposes of the Company’s SERP, it will calculate the CEO’s benefit based on 3% of compensation (as defined in the SERP) per credited years of service commencing January 13, 1988, up to a maximum limit of 60% of compensation, less a percentage of primary social security benefits and amounts payable to the CEO under the Company’s defined benefit pension plan. This change in the CEO’s SERP benefit resulted in an increase of $950,000 to the SERP projected benefit obligation with a corresponding increase to the respective regulatory asset as of September 30, 2007 (re-measurement date).

In September 2008, GSWC entered into a Resignation Agreement and General Release of Claims with a former officer.  In connection with the resignation, GSWC agreed to pay amounts that the former officer would have been entitled to receive under the Company’s SERP and Pension Plans if, as of the effective date of resignation, the former officer had been fully vested in both Plans, had earned two years of credited service for benefit purposes under the Plans and had retired with deferred benefits under the Plans, payable in monthly installments commencing at the age of 65.  This agreement resulted in a special termination benefit of $149,000 for the year ended December 31, 2008.

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2008 and 2007:

(dollars in thousands)	2008	2007
Change in Benefit Obligation:
Benefit obligation at beginning of year	$3,907	$2,783
Service cost	240	401
Interest cost	251	184
Special termination benefits	149	—
Plan amendments	—	947
Actuarial (gain)/loss	1,088	(390)
Benefits paid	(18)	(18)
Benefit obligation at end of year	$5,617	$3,907

Changes in Plan Assets:
Fair value of plan assets at beginning of year	—	—
Fair value of plan assets at end of year	—	—

Funded Status:
Net amount recognized as accrued pension cost	$(5,617)	$(3,907)

(dollars in thousands, except percent)	2008	2007
Amounts recognized on the balance sheets:
Current liabilities	$(267)	$(18)
Non-current liabilities	(5,350)	$(3,889)
Net amount recognized	$(5,617)	$(3,907)
Amounts recognized in regulatory assets consist of:
Prior service cost	1,119	2,038
Net loss (gain)	238	(905)
Regulatory assets	1,357	1,133
Unfunded accrued pension cost	4,260	2,774
Net liability recognized	$5,617	$3,907

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$1,133	$898
Initial net obligation	—	—
Prior service cost (credit)	—	$947
Net loss (gain)	1,088	(390)
Amortization of initial net asset (obligation)	—	—
Amortization of prior service cost (credit)	(918)	(350)
Amortization of net loss (gain)	54	28
Total change in regulatory asset	224	235
Regulatory asset at end of year	$1,357	$1,133

Net periodic pension cost	$1,504	$907
Change in regulatory asset	224	235
Total recognized in net periodic pension and net income	$1,728	$1,142

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	—	—
Prior service credit (cost)	$(161)	$(918)
Net gain (loss)	—	54

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$5,617	$3,905
Accumulated benefit obligation	4,321	3,441
Fair value of plan assets	—	—

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.30%	6.45%
Salary assumption	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2008, 2007, and 2006 are as follows:

(dollars in thousands, except percent)	2008	2007	2006
Components of Net Periodic Benefits Cost:
Service cost	$240	$401	$222
Interest cost	251	184	145
Special termination benefits	149	—	—
Amortization of actuarial gain	(54)	(28)	(21)
Amortization of prior service cost	918	350	154
Net periodic pension cost	$1,504	$907	$500

Weighted-average assumptions used to determine net periodic cost:
Discount rate	6.45%	5.90% / 6.30%	5.65% / 6.20%
Salary assumption	4.00%	4.00%	4.00%

Contributions:  Estimated contribution in 2009 for the SERP plan is $267,000.

Benefit Payments: Registrant’s estimated future benefit payments for the SERP at December 31, 2008 are as follows (in thousands):

2009	$267
2010	265
2011	270
2012	267
2013	342
2014-2018	2,049
Total	$3,460

401(k) Investment Incentive Program:

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and, for 2008, 2007 and 2006, totaled $1.5 million, $1.3 million and $1.2 million, respectively.

Note 12 — Stock Compensation Plans

Summary Description of Stock Incentive Plans

AWR currently has three primary stock incentive plans: the 2000 Employee Plan and the 2008 Employee Plan for employees, and the 2003 Directors Plan  for directors, each more fully described below.

2000 Employee Plan — AWR adopted the 2000 Employee Plan at the annual meeting of shareholders in 2000 to provide stock-based incentive awards in the form of stock options, and restricted stock to employees as a means of promoting the success of the Company by attracting, retaining and more fully aligning the interests of employees with those of shareholders generally. The 2000 Employee Plan was amended in January 2006 to also permit the grant of restricted stock units. The 2000 Employee Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”).

For stock options, the Committee determined, among other things, the date of grant, the form, term, option exercise price, vesting and exercise terms of each option. Stock options granted by AWR have been in the form of nonqualified stock options, expire ten years from the date of grant, vest over a period of three years and are subject to earlier termination as provided in the form of option agreement approved by the Committee. The option price per share was determined by the Committee at the time of grant, but  was not be less than 100% of the fair market value of Common Shares on the date of grant. In addition, prior to 2006 AWR granted certain employees receiving a grant of stock options the right to also receive cash dividends pursuant to the terms of a dividend equivalent rights agreement for a period of up to three years from the date of the option grant.

For restricted stock, the Committee determined, among other things, the dividend, voting and other rights prior to vesting and the restrictions (which may be based on performance criteria, passage of time or other factors) imposed on the shares. For restricted stock units, the Committee determined, among other things, the vesting terms and form of pay-out. Each employee who received a grant of a restricted stock unit  was  entitled to dividend equivalent rights in the form of additional restricted stock units until vesting of the restricted stock units. The restricted stock units are a non-voting unit of measurement relative to one Common Share.

There are 1,050,000 Common Shares reserved for issuance under the 2000 Employee Stock Plan, 137,369 of which remain available for issuance as of December 31, 2008.  The Board of Directors and shareholders approved an amendment to the 2000 Employee  Plan at the annual meeting of shareholders in May 2008 to prohibit the award of additional awards, other than pursuant to dividend equivalent rights to AWR’s executive officers for the restricted stock unit awards granted prior to March 31, 2008.

2008 Employee Plan — AWR adopted the 2008 Employee Plan at the annual meeting of shareholders in May 2008 in order to enable the Committee to continue to make stock awards to eligible employees in the same manner  as under the 2000 Employee Plan.   All new awards since April 1, 2008 have been and will be granted under the 2008 Employee Plan.  There are 1,100,000 Common Shares reserved for issuance under the 2008 Employee Plan, of which 1,092,581 remain available for issuance as of December 31, 2008.

2003 Directors Plan — On May 20, 2003, the Board of Directors adopted the 2003 Directors  Plan, subject to shareholder approval. The shareholders approved the 2003 Directors Plan at the May 2004 Annual Meeting. The 2003 Directors Plan provides the non-employee directors with supplemental stock-based compensation and encourages them to increase their stock ownership in AWR. There are 250,000 Common Shares reserved for issuance under the 2003 Directors  Plan, of which 150,030 remain available for issuance as of December 31, 2008.  Pursuant to the 2003 Directors  Plan, non-employee directors are entitled to receive options and restricted stock units at each annual meeting of shareholders commencing with the 2003 annual meeting of shareholders.  AWR also granted options to each non-employee director at its annual shareholder meetings in 2003 and 2004 to purchase 1,000 Common Shares and has increased the option grant to 3,000 shares to each non-employee director since its annual shareholder meeting in 2005.  Commencing with the 2007 annual meeting of shareholders, non-employee directors are entitled to receive restricted stock units equal to the annual retainer in lieu of stock options.  In addition, each non-employee director with no more than ten years of service with AWR was entitled to receive additional restricted stock units at the annual meetings in 2007and 2008 in an amount equal to the then current annual retainer payable by AWR to each non-employee director divided by the fair market value of Common Shares on the last trading day prior to the annual meeting.  Commencing with AWR’s 2009 annual meeting, all directors will be entitled to receive restricted stock units equal to two times the annual retainer, regardless of their number of years of service on the board.  All grants of stock options and restricted stock units are entitled to dividend equivalent rights payable in the form of additional restricted stock units under the terms of the 2003 Directors Plan.

The stock options granted under the 2003 Directors Plan are 10-year nonqualified stock options. The exercise price of the stock options must be 100% of the fair market value of Common Shares on the date of grant. Stock options granted under the 2003 Directors Plan are fully vested and exercisable upon the date of grant.  Restricted stock units with respect to dividend equivalent rights on stock options credited to the non-employee director are payable in Common Shares on the earlier of the date on which the stock option is exercised and three years from the date of grant of the stock option. Restricted stock units granted at each annual meeting of shareholders and restricted stock units with respect to dividend equivalent rights with respect thereto are payable solely in Common Shares on the date that the participant terminates service as a director. Restricted stock units credited to each non-employee director’s account are at all times fully vested and non-forfeitable.

Effect of Stock-Based Compensation on Net Income

Effective January 1, 2006, Registrant adopted the provisions of SFAS No. 123(R), which requires the recognition of compensation expense related to the fair value of stock-based compensation awards. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured by the Registrant at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The following table presents share-based compensation expenses for the years ended December 31, 2008, 2007 and 2006.  These expenses  are included in administrative and general expenses in AWR and GSWC’s statements of income resulting from stock options, restricted stock and restricted stock units:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2008	2007	2006 (2)	2008	2007	2006 (2)
Stock-based compensation related to:
Stock options granted to employees and directors	$789	$429	$358	$617	$370	$336
Restricted stock units granted to employees	550	252	160	422	218	147
Restricted stock units granted to directors	160	176	28	160	176	28
Stock-based compensation recognized in the income statement, before taxes	1,499	857	546	1,199	764	511
Income tax benefit (1)	—	(22)	(14)	—	—	—
Total stock-based compensation after income taxes	$1,499	$835	$532	$1,199	$764	$511

(1)                                 A net income tax benefit is not reflected for GSWC, as its tax benefit recognition was fully offset by the recognition of a regulatory liability  as a result of  the flow-through treatment of its compensatory expenses for regulatory purposes.

(2)                                 Tax effect upon adoption on January 1, 2006, was $1,237,000 decrease in cash flows from operations with a corresponding increase in financing activities.  Effect of earnings per share upon adoptions was $0.03 per basic and diluted share.

Equity-based compensation cost, capitalized as part of utility plant for the year ended December 31, 2008 was $242,000 and $241,000, respectively, for AWR and GSWC. For the year ended December 31, 2007 and 2006, the equity-based compensation cost, capitalized as part of utility plant was $185,000 and $211,000, respectively, for both AWR and GSWC.  In addition, pursuant to SFAS No. 123(R), dividend equivalent rights paid in cash in the amount of approximately $115,000 and $103,000 for AWR and GSWC, respectively, for the year ended December 31, 2007 were recognized as a reduction to retained earnings, net of tax benefit of approximately $50,000 and $45,000, respectively. In 2008, there were no similar cash disbursement in dividend equivalent rights.

In accordance with SFAS No. 123(R), Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Options issued pursuant to the 2000 Employee Plan and the 2008 Employee Plan vest and are exercisable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant and expire 10 years from the date of the grant.

Valuation of Stock Options

Registrant estimated the fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Registrant’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Registrant’s expected annual dividend yield. Registrant believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Registrant’s stock options granted during the years ended December 31, 2008, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock units and restricted stock was determined based on the closing trading price of Common Shares on the grant date.

The fair value of each option grant during the years ended December 31, 2008, 2007 and 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Weighted-average fair value of option granted	$6.78	$9.64	$8.01 - $13.38
Risk-free interest rate	3.49%	4.54%	4.40% - 5.02%
Expected annual dividend yield	2.60%	2.52%	2.60% - 3.08%
Expected volatility factor	23.34%	25.10%	24.52% -26.40%
Expected option term (in years)	5	6	6

Summary of key assumptions — The risk-free interest rate for periods equal to the expected term of the share option was based on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield reflects the current dividend rate at the date of grant. The stock volatility for each grant is measured using the weighted average of historical monthly and daily price changes of the Common Shares over the most recent period equal to the expected option life of the grant. For the years ended December 31, 2007 and 2006, the option term on the employee grants was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options and is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” The options granted to directors did not qualify as “plain-vanilla” and, therefore, the option term was determined using historical data.  Effective January 1, 2008, Registrant adopted the guidance of SEC’s SAB No. 110, “Share-Based Payment,” which requires Registrant to develop expected option terms by reviewing detailed external information about employee exercise behavior.  The simplified method is no longer being permitted if such information is available.  SFAS No. 123(R) also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.

Stock Options — A summary of stock option activity as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	469,390	$29.54
Granted	105,520	34.18
Exercised	(28,196)	24.47
Forfeited or expired	(5,262)	34.93
Options outstanding at December 31, 2008	541,452	$30.65	6.59	$1,262,112
Options exercisable at December 31, 2008	368,115	$28.31	5.83	$1,720,140

The weighted-average grant-date fair value of options granted by Registrant during the year ended December 31, 2008 was $6.78.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the 2008 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2008. This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $417,000,  $2,173,000 and $2,823,000, respectively.

During the years ended December 31, 2008, 2007 and 2006, Registrant received approximately $690,000, $3,911,000 and  $4,419,000, respectively, in cash proceeds from the exercise of its stock options and realized approximately $150,000,  $835,000 and  $1,237,000, respectively, of tax benefit for the tax deduction from awards exercised. As of December 31, 2008, approximately $535,000 of total unrecognized compensation cost related to outstanding stock options is expected to be recognized over a remaining period ranging from 0.08 to 2.83 years.

Restricted Stock and Stock Units — A summary of the status of Registrant’s outstanding restricted stock units to employees and directors as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2008	62,689	$31.44
Granted	26,327	34.19
Vested	(11,214)	36.32
Forfeited	—	—
Restricted share units at December 31, 2008	77,802	$31.54

As of December 31, 2008, there was approximately $389,000 of total unrecognized compensation cost related to restricted stock units granted under Registrant’s employee and director’s stock plans. That cost is expected to be recognized over a remaining period ranging from 0.08 to 2.83 years.

AWR has no restricted stock outstanding as of December 31, 2008.

Note 13 - Business Risks and Commitments

Registrant’s rate-regulated utility operations are engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues in 2008, which is about the same percentage as in 2007 and 2006. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, and general business conditions.

GSWC’s Water Supply:

GSWC obtains its water supply from its operating wells and purchases from others, principally member agencies of the Metropolitan Water District of Southern California (“MWD”). The MWD is a public agency and quasi-municipal corporation created in 1928 by a vote of the electorates of several Southern California cities. MWD’s primary purpose was and is to provide a supplemental supply of water for domestic and municipal uses and purposes at wholesale rates to its member public agencies.  There are 26 member public agencies of MWD, consisting of 14 cities, 11 municipal water districts, and one county water authority.  Registrant has 56 connections to MWD’s water distribution facilities and those of other member water agencies. Its combined MWD water purchases through 6 separate MWD member agencies total more than 75,000 acre feet annually.

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

To further meet its water supply needs, GSWC has contracts with MWD member agencies, various governmental entities and other parties to purchase water or water rights for an aggregate amount of $60.6 million. Included in this amount as of December 31, 2008 is $53.7 million that remains outstanding under purchase agreements with governmental entities.  Certain of these agreements had expired in 2007 but were renewed for an additional 5 years with minimum purchase commitments.  The current contracts with the governmental entities expire on an agreement by agreement basis commencing in 2011 through 2013. Each of these contracts contain minimum take or pay provisions with the terms and conditions varying under each contract. GSWC plans to continue to purchase and use at least the minimum water requirement under the respective contracts in the future. The amount of the remaining obligations was estimated based on current rates per acre-foot. These rates may be changed annually. Also included in the $60.6 million is a remaining commitment of $2.4 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC can exercise an option to renew this agreement for 10 additional years. The remaining amount of $4.5 million is the aggregate commitment for purchased water with various third parties which expire commencing in 2013 through 2038.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2008 are as follows, in thousands:

2009	$14,502
2010	14,035
2011	13,877
2012	13,824
2013	421
Thereafter	3,941
Total	$60,600

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

The Arizona Water Settlement Act was signed into law in December of 2004. This legislation provides for an additional CAP allocation to CCWC in the amount of 1,931 acre-feet per year. In order to receive this additional allocation, CCWC needed to enter into a revised contract with the Central Arizona Conservation District (the “District”). CCWC executed an agreement on this amendment during 2007. CCWC applied to the ADWR to modify and increase its designation of assured supply from 9,828 acre-feet per year to 11,759 acre-feet per year. CCWC entered into a commitment with the District to purchase the 1,931 acre-feet of water per year of additional CAP water rights and in November 2007 paid approximately $1.3 million for these additional CAP water rights.  In addition, CCWC has a long-term water supply contract with the District through September 2033, and is entitled to take 8,909 acre-feet of water per year from CAP, including the additional allocation of 1,931 acre-feet per year discussed above. In connection with this long-term water supply contract, CCWC pays an annual charge based on its full allocation regardless of amount of water delivered.  The rate for such charge is set by the District and is subject to annual increases. Based on the District’s published new rate schedules, the estimated remaining commitment under this contract is $401,000 as of December 31, 2008.

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

Bear Valley Electric:

Effective November 2002, GSWC entered into a series of purchase power contracts with PWMT (now MSCG). Under the agreements, GSWC exchanged 15 MWs of electric energy with PWMT at $74.65 per MWh that resulted in an upfront payment by PWMT of $20.35 per MWh for 15 MWs over the period beginning November 1, 2002 through December 31, 2006. This upfront payment was recorded as a reduction of purchased power costs that are included in the electric supply cost balancing account. Settlement of these contracts occurred on a net or cash basis through 2006. Upon the expiration of the Mirant Marketing contract at the end of 2006, GSWC began taking physical delivery under the PWMT purchase power contracts through the expiration of the contract on December 31, 2008.

In October 2008,  GSWC executed a new purchased power contract with Shell Energy North America (US), LP (“Shell”) that began providing power to BVES effective January 1, 2009 at a fixed cost over three to five year terms for different amounts of power over different time periods under the contract. The new contract is subject to CPUC approval.  The main product under the new contract with Shell provides for 13 MWs of electric energy at an average fixed price of $67.15 per MWh beginning January 1, 2009 through November 30, 2013. During the winter peak, another product under the Shell contract provides for 7 MWs of electric energy at an average fixed price of $66.40 per MWh beginning January 1, 2009 through December 31, 2011.  GSWC’s total commitment under this new agreement amounts to $40.9 million, of which all remains outstanding as of December 31, 2008.

The average minimum load at GSWC’s BVES customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. GSWC owns a natural gas-fueled 8.4 MW generation facility that went on line during August of 2004, and assists GSWC in controlling its spot market purchase prices.

On July 17, 2002, the CPUC approved a settlement agreement reached among GSWC, all intervening parties and the then Office of Ratepayer Advocates of the CPUC, which permits GSWC to recover $77 per MWh of purchased power costs through rates, effective immediately thereafter. GSWC will only be allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011, in its balancing account. To the extent GSWC’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential will recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. In 2007, approximately $29,000 was expensed. There was no expense in 2008 and 2006 over the $77 per MWh cap. As a result of the settlement, GSWC is also permitted to collect a surcharge of 2.2¢ per kilowatt hour from its customers for up to ten years commencing August 2001 to allow GSWC an opportunity to collect amounts remaining in its electric cost balancing account, with interest, incurred by GSWC during the energy crisis in 2000-2001.

The ability of GSWC to deliver purchased power to customers in its BVES service area is limited by the ability of the transmission facilities owned by Edison to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. As described in Note 2, GSWC and Edison agreed to settle this suit. Under the terms of the agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison and made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004. GSWC agreed to pay Edison an additional $3.6 million over a 15 year term through 180 equal monthly payments of $38,137. All payments made to Edison under this agreement are included in the electric supply cost balancing account.

Operating Leases:

Registrant leases equipment and facilities primarily for its Regional and District offices under non-cancelable operating leases with varying terms, provisions, and expiration dates.  Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2008, 2007 and 2006, Registrant’s consolidated rent expense was approximately $3,371,000, $2,912,000 and $2,634,000, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2008 are as follows, in thousands:

2009	$2,938
2010	2,666
2011	2,392
2012	1,659
2013	1,124
Thereafter	808
Total	$11,587

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future minimum payments under long-term non-cancelable operating leases.

Note 14 - Contingencies

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

                On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which the two impacted GSWC wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements with a number of the PRPs are being finalized; however, Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

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

                Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. The City hired a consultant to perform an appraisal of the value of GSWC’s water system serving the City. The value was estimated in 2004 by the City’s consultant at $40—$45 million. GSWC disagrees with the consultant’s valuation assessment. As of December 31, 2008, management believes that the fair market value of the Claremont water system exceeds the $40.9 million recorded net book value and also exceeds the consultant’s estimates of its value. The Claremont City Council held a project priorities workshop in April 2007. The council members agreed that the acquisition of GSWC’s water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems. Requests for proposals have been sent to consulting firms by the City.  In  meetings held in February and June of 2008, the Claremont City Council stated that they had decided to authorize additional studies of the acquisition of GSWC’s water system and plans to move forward on this matter.

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

Aerojet Note Receivable:

Pursuant to the settlement agreement with Aerojet discussed in Note 2, GSWC has an $8.0 million note receivable, plus $2.2 million of accrued interest, guaranteed by Aerojet.  This note, plus interest on the unpaid balance, is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  In January 2009, Moody’s Investors Service downgraded the corporate family ratings of GenCorp Inc., Aerojet’s parent, further to B3 from B2 and its probability of default rating to Caa1 from B2.  Obligations rated “B” by Moody’s are considered speculative by Moody’s and are, in Moody’s view, subject to high credit risk and have generally poor credit quality.  Obligations rated Caa1 are judged by Moody’s to be of poor credit standing and are, in Moody’s view, subject to very high credit risk and have extremely poor credit quality.  At this time, management believes the note receivable from Aerojet is still fully collectible and has not provided a reserve for uncollectible amounts as of December 31, 2008.  GSWC will continue to assess recoverability of this note receivable.

Air Quality Management District:

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility (“Watson Well”) and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. Since receiving the NOV, changes in GSWC’s procedures have helped to avoid additional violations at the facility.  In 2007, GSWC reached a settlement of the NOV with the AQMD.  As part of the settlement, GSWC agreed to install and operate granular activated carbon (“GAC”) filters at the facility. Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. The AQMD accepted this agreement and assessed a nominal penalty.  In February 2009, GSWC began operating the permanent GAC treatment system at the Watson Plant.  Management believes that GSWC has fulfilled its obligations under the settlement with AQMD and no further penalties are expected to be assessed. Upon AQMD inspection and approval, GSWC will be deemed released from any and all claims or penalties arising from the NOV.  GSWC has spent approximately $1.0 million as of December 31, 2008. Management also believes it is probable that the capital costs incurred on this project will be approved in rate base by the CPUC.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured.  Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of December 31, 2008, the total spent to clean-up and remediate GSWC’s plant facility is approximately $2.1 million, of which $1.5 million has been paid by the State of California

Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of December 31, 2008, GSWC has an accrued liability for the estimated additional cost of $1.3 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate-base by the CPUC.

Ballona Plant: During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”)  located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  The contamination appears to be shallow and is believed likely to be the result of past corrosion control practices. An initial investigation and characterization of the contaminated area has been conducted.  The investigation report indicates that contamination levels are below normal cleanup goals.  GSWC is contacting the local agency to get direction on what cleanup, if any, is required.  Historically, the cost for this type of clean-up has been included in rates as approved by the CPUC.

Contracted Services:

On March 4, 2008, ASUS received a letter from the U.S. Army demanding payment of approximately $7.5 million in liquidated damages for alleged failure at FBWS to make a good faith effort to achieve its small business subcontracting goals.  On February 2, 2009, FBWS and the U.S. government entered into a Settlement Agreement whereby the U.S. government agreed not to pursue the liquidated damages claim and released FBWS from any and all claims arising from this matter.  FBWS agreed to pay the U.S. government a nominal amount for administrative expenses associated with the U.S. government’s response to ASUS’ appeal of the liquidated damages claim.

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

Note 15 - Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. As of December 31, 2008, GSWC has unconditional purchase obligations for capital projects of approximately $17.6 million.

ASUS actively seeks opportunities to own, lease or operate water and wastewater systems for governmental entities, which may involve significant capital commitments. The Military Utility Privatization Subsidiaries have capital commitments that are being funded by the U.S. government. In the event that ASUS needs to pre-fund capital projects for a long period of time, a financing cost is charged to the U.S. government.  ASUS is expected to incur capital expenditures in 2009, most of which will be funded by the U.S. government.  In certain circumstances, the government may request that ASUS finance the cost of selected construction projects.  ASUS will consider financing such projects.  The terms of any such financing, including interest rates, will be determined on a case-by-case basis.

AWR has no material capital commitments.

Note 16 — Business Segments

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. Both GSWC and CCWC are rate-regulated utilities.

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

	As Of And For The Year Ended December 31, 2008
	GSWC			CCWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water		Contracts	Parent	AWR
Operating revenues	$240,464	$28,424		$7,472		$42,358	$—	$318,718
Operating income (loss)	61,584	1,334	(1)	(6,975	)(2)	(988)	(149)	54,806
Interest expense, net	16,059	1,818		448		888	280	19,493
Identifiable assets	740,073	37,770		45,114		2,305	—	825,262
Depreciation and amortization expense	26,788	2,209		2,052		513	—	31,562
Capital additions	71,563	1,529		2,597		1,329	—	77,018

(1)                                  Includes $1,554,000 unrealized gain on purchased power contracts.

(2)                                  Includes $7,700,000 goodwill impairment charge.

	As Of And For The Year Ended December 31, 2007
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$230,178	$28,574		$7,704	$34,914	$—	$301,370
Operating income (loss)	61,432	3,274	(3)	1,190	2,045	(209)	67,732
Interest expense, net	16,299	1,653		430	1,036	(207)	19,211
Identifiable assets	693,546	38,687		43,274	872	—	776,379
Depreciation and amortization expense	24,876	2,175		1,685	205	—	28,941
Capital additions	45,388	1,337		2,861	281	—	49,867

(3)                                  Includes $2,100,000 unrealized gain on purchased power contracts.

	As Of And For The Year Ended December 31, 2006
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$215,157	$29,268		$7,755	$16,449	$—	$268,629
Operating income (loss)	58,827	(3,525	)(4)	1,306	101	(103)	56,606
Interest expense, net	15,185	1,331		479	1,041	267	18,303
Identifiable assets	671,733	39,811		38,217	840	—	750,601
Depreciation and amortization expense	22,408	2,040		1,632	192	—	26,272
Capital additions	62,480	2,009		1,754	356	—	66,599

(4)           Includes $7,071,000 unrealized loss on purchased power contracts.

Note 17 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2008, 2007 and 2006 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2008	2007	2006
Balance at beginning of year	$1,664	$1,096	$1,126
Provision charged to expense	921	1,143	723
Accounts written off, net of recoveries	(1,334)	(575)	(753)
Balance at end of year	$1,251	$1,664	$1,096

Allowance for doubtful accounts related to accounts receivable-customer	$656	$539	$796
Allowance for doubtful accounts related to receivable from U.S. government	121	496	—
Allowance for doubtful accounts related to other accounts receivable	474	629	300
Total allowance for doubtful accounts	$1,251	$1,664	$1,096

	GSWC
	December 31,
(dollars in thousands)	2008	2007	2006
Balance at beginning of year	$961	$1,054	$1,099
Provision charged to expense	1,075	469	698
Accounts written off, net of recoveries	(997)	(562)	(743)
Balance at end of year	$1,039	$961	$1,054

Allowance for doubtful accounts related to accounts receivable-customer	$632	$519	$771
Allowance for doubtful accounts related to other accounts receivable	407	442	283
Total allowance for doubtful accounts	$1,039	$961	$1,054

AWR (parent) has not established any provision for doubtful accounts.

Note 18 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
Taxes and Interest Paid:
Income taxes paid	$13,353	$15,837	$11,096	$13,185	$15,614	$10,494
Interest paid	20,640	21,152	20,083	19,104	19,343	18,238

Non-Cash Transactions:
Property installed by developers and conveyed	$7,284	$7,838	$2,875	$5,567	$3,772	$1,971

Note 19 — Business Acquisition

ASUS, through its wholly-owned subsidiaries, entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year firm, fixed price contracts with prospective price redeterminations.  ASUS, through its wholly-owned subsidiaries, entered into  subcontracts with a single subcontractor pursuant to which the subcontractor agreed to provide wastewater services to ASUS’ subsidiaries at bases in Maryland, New Mexico, Texas and Virginia.  On January 31, 2008, ASUS and its subsidiaries agreed to buy out all rights which this subcontractor had to provide wastewater services at these bases and any future rights that the subcontractor or any of its affiliates might have to provide wastewater services as a subcontractor to ASUS or any of its subsidiaries at any other bases for an aggregate purchase price of approximately $2.5 million.  The purchase also included the acquisition of substantially all assets used by the subcontractor in providing the wastewater services, including most vehicles, tools, supplies, equipment and books and records totaling approximately $611,000.  The acquisition resulted in the recording of approximately $1.1 million of goodwill, $571,000 of identifiable intangible assets subject to amortization and a charge to net income of $213,000 for settlement of the pre-existing relationship with the subcontractor.   This acquisition was not material to Registrant’s financial position or results of operations.

Note 20 — Subsequent Event

A senior note in the amount of $40.0 million was issued on March 10, 2009, to CoBank. Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. The proceeds will be used to pay down intercompany short-term borrowings and to fund capital expenditures.  The terms of the new agreement are consistent with the terms under a previous note agreement with CoBank executed in October 2005 (Note 9).

Note 21 — Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of basic earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2008
(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share*
First Quarter	$68,942	$14,462	$5,304	$0.31	$0.30
Second Quarter	80,313	19,581	9,283	0.54	0.53
Third Quarter	85,261	13,143	4,552	0.26	0.26
Fourth Quarter (1)	84,202	7,620	2,866	0.16	0.16
Year	$318,718	$54,806	$22,005	$1.27	$1.26

	GSWC
	For The Year Ended December 31, 2008
(in thousands)	Operating Revenues	Operating Income	Net Income
First Quarter	$59,309	$15,173	$5,918
Second Quarter	69,621	19,822	9,606
Third Quarter	74,059	14,049	5,348
Fourth Quarter (1)	65,899	13,874	6,947
Year	$268,888	$62,918	$27,819

* The sum of the quarterly 2008 diluted earnings per share amounts do not agree to the yearly totals due to rounding.

(1)                                  The fourth quarter of 2008 reflects the following:

•                  an unrealized gain of $788,000 on the purchased power contracts at BVES.

•                  net under-collection of $825,000 resulting from the implementation of the WRAM and MCBA in November 2008.

•                  a goodwill impairment charge of $7,700,000 associated with CCWC.

•                  a decrease in GSWC’s effective income tax rate due to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, which resulted in approximately $1.7 million lower tax expense for GSWC in the fourth quarter of 2008 when compared to the same period in 2007.

	AWR
	For The Year Ended December 31, 2007
(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
First Quarter	$72,270	$16,851	$6,984	$0.40	$0.40
Second Quarter	79,246	17,457	7,322	0.42	0.42
Third Quarter	75,842	17,525	7,629	0.44	0.44
Fourth Quarter (2)	74,012	15,899	6,095	0.36	0.35
Year	$301,370	$67,732	$28,030	$1.62	$1.61

	GSWC
	For The Year Ended December 31, 2007
	Operating	Operating
(in thousands)	Revenues	Income	Net Income
First Quarter	$57,557	$14,631	$5,902
Second Quarter	65,149	15,772	6,470
Third Quarter	69,469	17,161	7,608
Fourth Quarter (2)	66,577	17,142	6,920
Year	$258,752	$64,706	$26,900

(2)                                  The fourth quarter of 2007 reflects the following:

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American States Water Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (“the Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholder of Golden State Water Company:

In our opinion, the accompanying balance sheets and statements of capitalization and the related statements of income, common shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Golden State Water Company (“GSWC”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of GSWC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 11 to the financial statements, GSWC changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 13, 2009

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

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, the effectiveness of AWR’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	ROBERT J. SPROWLS	/s/	EVA G. TANG
	Robert J. Sprowls		Eva G. Tang
	President, Chief Executive Officer		Chief Financial Officer,
Senior Vice President - Finance,
Treasurer and Corporate Secretary

March 13, 2009

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

(b)    Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting of AWR and GSWC was effective as of December 31, 2008.

(c)    Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

We provide information regarding the controls and procedures of GSWC in Item 9A.  This Annual Report does not include an attestation report of GSWC’s registered public accounting firm regarding internal control over financial reporting.  The report of the management of GSWC was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit GSWC to provide only management’s report in this Annual Report.

Item 9B. Other Information

On March 10, 2009, GSWC entered into a Note Purchase Agreement with CoBank, ACB (“CoBank”) pursuant to which CoBank purchased a senior note from GSWC for $40.0 million.  The senior note bears interest at a fixed rate of 6.70% and matures on March 10, 2019.  The proceeds of the senior note will be used to pay down short term debt, pending use for capital expenditures.   The covenants and terms are otherwise substantially similar to the covenants and terms of the senior note issued to CoBank in October 2005.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the caption entitled “Stock Ownership” , and is incorporated herein by reference pursuant to General Instruction G(3).

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

3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K, filed December 31, 2007

3.2	Amended and Restated By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed December 29, 2008

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Exhibit 3.3 of Registrant’s Form 10-K/A for the year ended December 31, 2003

3.4	Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005

4.1

Indenture, dated September 1, 1993 between Golden State Water Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, as supplemented, incorporated herein by reference to Exhibit 4.01 of Golden State Water Company Form S-3 filed December 12, 2008

4.2	Note Purchase Agreement dated as of October 11, 2005 between Golden State Water Company and Co-Bank, ACB incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed October 13, 2005

10.1	Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151 (2)

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

10.8	2003 Non-Employee Directors Stock Purchase Plan, as amended (1) (2)

10.9	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Rule Form S-3 filed November 12, 2008

10.10

Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.5 to Registrant’s Form  8-K filed on November 5, 2008(2)

10.11	Amended and Restated Golden State Water Company Pension Restoration Plan, as amended incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-k filed November 5, 2008 (2)

10.12	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 23, 2008 (2)

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

10.16	Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank, ACB (1)

10.17

Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 28, 2008

10.18	Form of Indemnification Agreement for executive officers and directors incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2006 (2)

10.19

Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K on January 1, 2005 (2)

10.20

Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ended March 31, 2006 (2)

10.21	Form of Director’s Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2006 (2)

10.22

Water Rights Agreement dated as of January 31, 2006 between Natomas Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant’s Form 8-K filed February 3, 2006

10.23

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed November 5, 2008 (2)

10.24

Letter dated November 7, 2005 to Robert J. Sprowls regarding retirement benefits incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q with respect to the quarter ended September 30, 2005 (2)

10.25	Retention Agreement dated September 12, 2007 for Floyd Wicks incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 14, 2007 (2)

10.26

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 5, 2008 (2)

10.27

Form of Amendment to Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant’s Form 8-K filed November 5, 2008 (2)

10.28

Resignation and General Release dated September 18, 2008 between Michael George and American States Water Company incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed September 22, 2008 (2)

10.29	2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.30

Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K filed May 23, 2008 (2)

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

(c)  See Item 15(a)(2)

(1)                                  Filed concurrently herewith

(2)                                  Management contract or compensatory arrangement

(3)                                  Furnished concurrently herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		March 13, 2009
Lloyd E. Ross
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		March 13, 2009
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of GSWC

/s/ EVA G. TANG		March 13, 2009
Eva G. Tang
Principal Financial and Accounting Officer,
Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ FLOYD E. WICKS		March 13, 2009
Floyd E. Wicks Vice Chairman of the Board and Director of AWR and GSWC

/s/ JAMES L. ANDERSON		March 13, 2009
James L. Anderson
Director of AWR and GSWC

/s/ N.P. DODGE, JR.		March 13, 2009
N.P. Dodge, Jr.
Director of AWR and GSWC

/s/ ANNE M. HOLLOWAY		March 13, 2009
Anne M. Holloway
Director of AWR and GSWC

/s/ ROBERT F. KATHOL		March 13, 2009
Robert F. Kathol
Director of AWR and GSWC

/s/ GARY F. KING		March 13, 2009
Gary F. King
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		March 13, 2009
Diana M. Bontá
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2008	2007
Assets

Cash and equivalents	$17	$154
Inter-company loan receivables	46,351	41,740
Inter-company receivables	191	13
Other current assets	—	8
Total current assets	46,559	41,915

Investments in subsidiaries	338,539	297,797
Other assets	2,516	1,802
Total assets	$387,614	$341,514

Liabilities and Capitalization

Note payable to bank	$74,700	$37,200
Income taxes payable	2,300	2,139
Deferred taxes and other liabilities	111	46
Total liabilities	77,111	39,385

Common shareholders’ equity	310,503	302,129
Total capitalization	310,503	302,129

Total liabilities and capitalization	$387,614	$341,514

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006
Operating Revenues and Other Income	$18	$74	$—
Operating Expenses	190	77	227
Loss Before Equity in Earnings of Subsidiaries	(172)	(3)	(227)

Equity in Earnings of Subsidiaries	22,177	28,033	23,308

Net Income	$22,005	$28,030	$23,081

Weighted Average Number of Common Shares Outstanding	17,262	17,121	16,934
Basic Earnings Per Common Share	$1.27	$1.62	$1.34

Weighted Average Number of Diluted Common Shares Outstanding	17,394	17,177	17,101
Fully Diluted Earnings per Common Share	$1.26	$1.61	$1.33

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2008	2007	2006

Cash Flows From Operating Activities	$12,368	$17,429	$16,745

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	(4,611)	(11,340)	(13,396)
Increase in investment of subsidiary	(30,000)	—	—
Net cash used in investing activities	(34,611)	(11,340)	(13,396)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	1,173	876	2,117
Proceeds from stock option exercises	690	3,911	4,419
Net change in notes payable to banks	37,500	5,200	5,000
Dividends paid	(17,257)	(16,339)	(15,392)
Net cash provided (used) in financing activities	22,106	(6,352)	(3,856)

(Decrease) increase in cash and equivalents	(137)	(263)	(507)
Cash and equivalents at beginning of period	154	417	924

Cash and equivalents at the end of period	$17	$154	$417

Cash dividends received from Golden State Water Company	$13,200	$17,200	$17,200

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

Note 2 — Note Payable to Banks

AWR (parent) established a syndicated credit facility, as amended, that expires in June 2010 which provides for borrowings up to $115 million. Under the terms of this facility, either AWR (parent) or GSWC may obtain letters of credit for up to an aggregate of $20 million. GSWC has obtained letters of credit, in the aggregate amount of $11.3 million, including: (i) a letter of credit with a fee of 0.625%, which expires October 5, 2009, in the amount of $6.3 million to a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) a letter of credit with an annual fee of 0.625% in the amount of $850,000 as security for the deductible in the Company’s business automobile insurance policy; (iii) a letter of credit with a fee of 0.625%, which expires October 5, 2009 in an amount of $585,000 as security for the purchase of power, and (iv) an irrevocable letter of credit in the amount of $3.6 million, which expires October 5, 2009, pursuant to a settlement agreement with Edison to cover GSWC’s commitment to pay the settlement amount. There were no compensating balances required. Loans can be obtained at the option of AWR (parent) and bear interest at rates based on credit ratings and Euro rate margins.

At December 31, 2008, $74.7 million was outstanding under this facility, of which $28.4 million was used to fund AWR’s (parent) purchase of 12 shares of GSWC in August 2008. AWR (parent) borrows under this facility and provides loans to its subsidiaries, including GSWC, in support of its operations, under terms that are similar to that of the credit facility. AWR’s (parent) short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2008	2007	2006
Balance Outstanding at December 31,	$74,700	$37,200	$32,000
Interest Rate at December 31,	1.82%	5.54%	6.11%
Average Amount Outstanding	$57,429	$32,138	$27,786
Weighted Average Annual Interest Rate	3.32%	5.95%	5.77%
Maximum Amount Outstanding	$88,500	$40,500	$33,000

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