Form 10-Q
period 2009-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2009-05-11
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).

American States Water Company	Yes ☐	No ☐
Golden State Water Company	Yes ☐	No ☐

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

As of May 8, 2009, the number of Common Shares outstanding, of American States Water Company was 17,326,742 shares. As of May 8, 2009, all of the 134 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

Forward-Looking Information

This Form 10-Q contains forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.   For example, when we use words such as  “believes,” “anticipates,” “expects, “ “plans”, “estimates,” “intends,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Such statements address future events and conditions concerning such matters as our ability to raise capital, capital expenditures, earnings, litigation, rates, water sales, water quality and other regulatory matters, adequacy of water supplies, our ability  to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters. We caution you that any forward-looking statements made by us are not guarantees of future performance and that actual results  may differ materially from those currently anticipated in such statements, by reason of factors such as: changes in utility regulation; recovery of regulatory assets not yet included in rates; future economic conditions which affect changes in customer demand and changes in water and energy supply costs; repayment of amounts owed to us; changes in pension and postretirement benefit plan costs; future climatic conditions; delays in customer payments or price redeterminations or equitable adjustments on contracts executed by ASUS and its subsidiaries; potential assessments for failure to meet interim targets for the purchase of renewable energy; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	March 31, 2009	December 31, 2008
Utility Plant
Utility plant, at cost	$1,190,128	$1,171,284
Less - Accumulated depreciation	(353,626)	(346,022)
Net utility plant	836,502	825,262

Other Property and Investments
Goodwill	4,610	4,610
Other property and investments	10,600	10,689
Total other property and investments	15,210	15,299

Current Assets
Cash and cash equivalents	24,893	7,283
Accounts receivable – customers (less allowance for doubtful accounts of $722 in 2009 and $656 in 2008)	13,633	14,315
Unbilled revenue	17,971	17,958
Receivable from the U.S. government (less allowance for doubtful accounts of $121 in 2009 and 2008)	5,971	8,094
Other accounts receivable (less allowance for doubtful accounts of $470 in 2009 and $474 in 2008)	5,000	6,341
Income taxes receivable	77	1,526
Materials and supplies, at average cost	1,857	2,109
Regulatory assets – current	17,949	16,071
Prepayments and other current assets	2,343	2,950
Costs and estimated earnings in excess of billings on uncompleted contracts	15,600	11,836
Deferred income taxes – current	1,967	2,131
Total current assets	107,261	90,614

Regulatory and Other Assets
Regulatory assets	110,313	104,521
Other accounts receivable	8,267	8,167
Costs and estimated earnings in excess of billings on uncompleted contracts	7,063	6,897
Deferred income taxes	291	254
Other	10,365	10,273
Total regulatory and other assets	136,299	130,112

Total Assets	$1,095,272	$1,061,287

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	March 31, 2009	December 31, 2008
Capitalization
Common shares, no par value, no stated value	$186,270	$185,499
Earnings reinvested in the business	125,587	125,004
Total common shareholders’ equity	311,857	310,503
Long-term debt	306,469	266,536
Total capitalization	618,326	577,039

Current Liabilities
Notes payable to banks	54,370	74,700
Long-term debt – current	640	636
Accounts payable	35,974	36,582
Income taxes payable	1,067	974
Accrued employee expenses	6,545	5,625
Accrued interest	5,331	2,463
Unrealized loss on purchased power contracts	8,428	—
Billings in excess of costs and estimated earnings on uncompleted contracts	5,271	2,094
Other	13,649	14,323
Total current liabilities	131,275	137,397

Other Credits
Advances for construction	87,399	86,816
Contributions in aid of construction - net	100,706	101,593
Deferred income taxes	83,841	84,750
Unamortized investment tax credits	2,223	2,245
Accrued pension and other postretirement benefits	54,122	52,235
Regulatory liabilities	424	425
Billings in excess of costs and estimated earnings on uncompleted contracts	7,987	9,866
Other	8,969	8,921
Total other credits	345,671	346,851

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$1,095,272	$1,061,287

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Operating Revenues
Water	$56,794	$52,089
Electric	8,632	8,803
Contracted services	14,183	8,050
Total operating revenues	79,609	68,942

Operating Expenses
Water purchased	8,214	7,953
Power purchased for pumping	1,688	1,680
Groundwater production assessment	2,517	2,375
Power purchased for resale	3,962	4,239
Unrealized gain on purchased power contracts	—	(2,843)
Supply cost balancing accounts	3,528	(107)
Other operating expenses	7,153	7,996
Administrative and general expenses	16,865	14,827
Depreciation and amortization	8,361	7,793
Maintenance	4,073	3,772
Property and other taxes	3,400	2,920
Construction expenses	8,445	3,875
Net gain on sale of property	(15)	—
Total operating expenses	68,191	54,480

Operating Income	11,418	14,462

Other Income and Expenses
Interest expense	(5,294)	(5,378)
Interest income	202	361
Other	(30)	114
Total other income and expenses	(5,122)	(4,903)

Income from operations before income tax expense	6,296	9,559

Income tax expense	1,364	4,255

Net Income	$4,932	$5,304

Weighted Average Number of Shares Outstanding	17,312	17,239
Basic Earnings Per Common Share	$0.28	$0.31

Weighted Average Number of Diluted Shares	17,440	17,357
Fully Diluted Earnings Per Share	$0.28	$0.30

Dividends Declared Per Common Share	$0.250	$0.250

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$4,932	$5,304
Adjustments for non-cash items:
Depreciation and amortization	8,361	7,793
Provision for doubtful accounts	358	212
Deferred income taxes and investment tax credits	(1,194)	1,476
Unrealized gain on purchased power contracts	—	(2,843)
Stock-based compensation expense	383	205
Other – net	(605)	(8)
Changes in assets and liabilities:
Accounts receivable – customers	324	1,368
Unbilled revenue	(13)	(1,145)
Other accounts receivable	1,241	886
Receivable from the U.S. government	2,123	244
Materials and supplies	252	(62)
Prepayments and other current assets	607	533
Regulatory assets – supply cost balancing accounts	3,528	(107)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,930)	(3,776)
Other assets	(2,760)	140
Accounts payable	(2,406)	(1,306)
Income taxes receivable/payable	1,542	(1,168)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,298	1,027
Accrued pension and other postretirement benefits	1,887	1,319
Other liabilities	3,861	1,102
Net cash provided	19,789	11,194

Cash Flows From Investing Activities:
Construction expenditures	(17,682)	(17,219)
Business acquisition	—	(2,298)
Net cash used	(17,682)	(19,517)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	462	216
Proceeds from stock option exercises	10	39
Tax benefits from exercise or conversion of stock-based awards	—	7
Receipt of advances for and contributions in aid of construction	332	1,877
Refunds on advances for construction	(422)	(659)
Repayments of long-term debt	(63)	(60)
Proceeds from issuance of long-term debt, net of issuance cost	39,777	—
Net change in notes payable to banks	(20,330)	10,400
Dividends paid	(4,328)	(4,309)
Other – net	65	(121)
Net cash provided	15,503	7,390
Net increase (decrease) in cash and cash equivalents	17,610	(933)
Cash and cash equivalents, beginning of period	7,283	1,698
Cash and cash equivalents, end of period	$24,893	$765

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	March 31, 2009	December 31, 2008
Utility Plant
Utility plant, at cost	$1,122,152	$1,103,932
Less - Accumulated depreciation	(332,941)	(326,089)
Net utility plant	789,211	777,843

Other Property and Investments	7,641	7,719

Current Assets
Cash and cash equivalents	22,477	3,812
Accounts receivable-customers (less allowance for doubtful accounts of $693 in 2009 and $632 in 2008)	13,341	13,969
Unbilled revenue	17,627	17,641
Inter-company receivable	220	309
Other accounts receivable (less allowance for doubtful accounts of $443 in 2009 and 2008)	4,245	4,348
Materials and supplies, at average cost	1,653	1,543
Regulatory assets – current	17,913	16,018
Prepayments and other current assets	2,145	2,714
Deferred income taxes – current	2,057	2,144
Total current assets	81,678	62,498

Regulatory and Other Assets
Regulatory assets	110,313	104,521
Other accounts receivable	8,267	8,167
Other	9,568	9,402
Total regulatory and other assets	128,148	122,090

Total Assets	$1,006,678	$970,150

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	March 31, 2009	December 31, 2008
Capitalization
Common shares, no par value, no stated value	$194,903	$194,728
Earnings reinvested in the business	129,078	129,805
Total common shareholder’s equity	323,981	324,533
Long-term debt	300,494	260,561
Total capitalization	624,475	585,094

Current Liabilities
Long-term debt – current	330	326
Accounts payable	27,427	25,897
Inter-company payable	61	18,392
Income taxes payable to Parent	4,637	2,794
Accrued employee expenses	5,775	4,940
Accrued interest	5,199	2,391
Deferred income taxes – current	34	39
Unrealized loss on purchased power contracts	8,428	—
Other	12,287	13,245
Total current liabilities	64,178	68,024

Other Credits
Advances for construction	81,173	80,977
Contributions in aid of construction - net	88,813	89,519
Deferred income taxes	83,362	83,765
Unamortized investment tax credits	2,223	2,245
Accrued pension and other postretirement benefits	54,122	52,235
Other	8,332	8,291
Total other credits	318,025	317,032

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$1,006,678	$970,150

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Operating Revenues
Water	$55,178	$50,506
Electric	8,632	8,803
Total operating revenues	63,810	59,309

Operating Expenses
Water purchased	7,987	7,787
Power purchased for pumping	1,567	1,575
Groundwater production assessment	2,517	2,375
Power purchased for resale	3,962	4,239
Unrealized gain on purchased power contracts	—	(2,843)
Supply cost balancing accounts	3,528	(107)
Other operating expenses	6,069	6,116
Administrative and general expenses	13,809	11,667
Depreciation and amortization	7,713	7,242
Maintenance	3,041	3,324
Property and other taxes	3,009	2,761
Net gain on sale of property	(15)	—
Total operating expenses	53,187	44,136

Operating Income	10,623	15,173

Other Income and Expenses
Interest expense	(4,996)	(5,052)
Interest income	199	357
Other	(22)	86
Total other income and expenses	(4,819)	(4,609)

Income from operations before income tax expense	5,804	10,564

Income tax expense	2,111	4,646

Net Income	$3,693	$5,918

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$3,693	$5,918
Adjustments for non-cash items:
Depreciation and amortization	7,713	7,242
Provision for doubtful accounts	347	185
Deferred income taxes and investment tax credits	(731)	1,631
Unrealized gain on purchased power contracts	—	(2,843)
Stock-based compensation expense	232	157
Other – net	(598)	(94)
Changes in assets and liabilities:
Accounts receivable – customers	281	1,312
Unbilled revenue	14	(1,135)
Other accounts receivable	3	500
Materials and supplies	(110)	(49)
Prepayments and other current assets	569	480
Regulatory assets – supply cost balancing accounts	3,528	(107)
Other assets	(2,768)	135
Accounts payable	(569)	(261)
Inter-company receivable/payable	(42)	552
Income taxes receivable/payable from/to Parent	1,843	(888)
Accrued pension and other postretirement benefits	1,887	1,319
Other liabilities	3,423	897
Net cash provided	18,715	14,951

Cash Flows From Investing Activities:
Construction expenditures	(17,176)	(16,039)
Net cash used	(17,176)	(16,039)

Cash Flows From Financing Activities:
Tax benefits from exercise or conversion of stock-based awards	—	3
Receipt of advances for and contributions in aid of construction	317	1,709
Refunds on advances for construction	(395)	(653)
Proceeds from the issuance of long-term debt, net of issuance cost	39,777	—
Repayments of long-term debt	(63)	(60)
Net change in inter-company borrowings	(18,200)	(440)
Dividends paid	(4,400)	—
Other – net	90	(110)
Net cash provided	17,126	449

Net increase (decrease) in cash and cash equivalents	18,665	(639)
Cash and cash equivalents, beginning of period	3,812	1,389
Cash and cash equivalents, end of period	$22,477	$750

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 254,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water and wastewater related services and operations on a contract basis. Through its wholly-owned subsidiaries, ASUS has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances. There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of either the contracted services provided by ASUS and its wholly owned subsidiaries or AWR.  AWR’s assets, revenues and operations are primarily those of GSWC.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. Investments in partially-owned affiliates are accounted for by the equity method when Registrant’s ownership interest exceeds 20%. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2008 filed with the SEC.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $115 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheets as of March 31, 2009 and December 31, 2008. The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors agreed upon by the CPUC.

Long-Term Debt:  A senior note was issued on March 10, 2009, to CoBank, ACB (“Co-Bank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. This note also provides for patronage, where GSWC shares in the profits of CoBank.  If the current amount of patronage continues to be paid, the annual cost of the note is at or below 6.0%. The proceeds have been used to pay down short-term borrowings, until used to fund capital expenditures.  The terms of the new agreement are substantially the same as the terms of a previous note agreement with CoBank executed in October 2005.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $626,000 and $698,000 for the three months ended March 31, 2009 and 2008, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts  with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $170,000 during the three months ended March 31, 2009.

New Accounting Pronouncements:   In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007.   In February 2008, the FASB delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.  These nonfinancial items include assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis, such as Registrant’s reporting units measured at fair value in a goodwill impairment test and asset retirement obligations.  As it applies to its financial instruments, Registrant implemented the new standard effective January 1, 2008.  As it applies to its nonfinancial items, Registrant implemented the new standard effective January 1, 2009.  The adoption of SFAS No. 157 has not had any impact on Registrant’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable.   Registrant has  elected not to apply the fair value option to any of its financial assets and liabilities. Therefore, the adoption of SFAS No. 159 has not had any impact on Registrant’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations that Registrant may engage in subsequent to that date will be recorded and disclosed under the new standard.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 160 did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.  The adoption of the standard did result in enhanced qualitative disclosure of Registrant’s derivative instrument as discussed in Note 4.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.  FSP No. FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to require additional disclosures about plan assets held in an employer’s defined benefit pension or other postretirement plan, and to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance in SFAS No. 157, and (iv) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009.  Registrant is evaluating the potential impact of FSP No. FAS 132(R)-1.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This position requires disclosures beginning in the second quarter of 2009 about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim reporting periods as well as annual statements. Registrant will adopt this position in the second quarter of 2009 and begin including the fair value disclosures of its financial instruments including long-term debt, in its quarterly filings. Since FSP SFAS No. 107-1 and APB No. 28-1 impacts disclosure only, the adoption of this position will not have an impact on Registrant’s consolidated results of operations, financial position or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At March 31, 2009, Registrant had approximately $23.2 million of regulatory assets not accruing carrying costs. Of this amount, $7.5 million relates to deferred income taxes representing accelerated tax benefits flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, $8.4 million related to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchased power contracts, and a $4.2 million “non-yielding” regulatory asset related to general rate case memorandum accounts to be recovered over 12 - 24 months.  The remainder relates to other expenses that do not provide for recovery of carrying costs that Registrant expects to recover in rates over a short period.

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(In thousands)	March 31, 2009	December 31, 2008
GSWC
Electric supply cost balancing account	$14,968	$16,077
Water supply cost balancing accounts	10,496	11,807
Water revenue adjustment mechanism, net of modified cost balancing accounts	3,445	825
Costs deferred for future recovery on Aerojet case	20,422	20,613
Pensions and other postretirement obligations	40,242	40,939
Flow-through taxes, net	7,522	7,134
Electric transmission line abandonment costs	2,959	3,001
Asset retirement obligations	3,731	3,646
Low income rate assistance balancing accounts	4,643	4,758
General rate case memorandum accounts	4,152	4,922
Santa Maria adjudication memorandum accounts	4,000	4,011
Derivative (gains)/losses memorandum account	8,428	—
Refund of water right lease revenues	(2,248)	(2,360)
Other regulatory assets, net	5,466	5,166
Total GSWC	$128,226	$120,539
CCWC
Asset retirement obligations	$56	$55
Other regulatory liabilities, net	(444)	(427)
Total AWR	$127,838	$120,167

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2008 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2008.

Supply Cost Balancing Accounts:

Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $15.0 million at March 31, 2009.  For the three months ended March 31, 2009 and 2008, the under-collection decreased by approximately $1.1 million and $1.0 million, respectively.  As of March 31, 2009, the electric supply cost balancing account consists of under-collections incurred during the energy crisis in late 2000 and 2001, costs of abandonment of a transmission line upgrade and increases in purchased energy and power system delivery costs discussed below.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 41,607,327 and 43,697,643 kilowatt hours of electricity to its BVES customers for the three months ended March 31, 2009 and

2008, respectively.  As a result of the surcharge, the supply cost balancing account was reduced by approximately $921,000 and $970,000 for the three months ended March 31, 2009 and 2008, respectively.  Approximately $20.9 million of the $23.1 million under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge.  Therefore, as of March 31, 2009 approximately $2.2 million related to the energy crisis remains to be recovered through this surcharge.   GSWC anticipates the surcharge, based on projected electricity sales, to be sufficient for it to recover by August 2011 the amount of the under-collected balance incurred during the energy crisis. However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek additional recovery from the CPUC of any amounts not recovered through this surcharge.

Changes in purchased energy and power system delivery costs as compared to CPUC authorized rates have also impacted the electric supply cost balancing account by $9.3 million as of March 31, 2009. The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of a 2001 settlement which was subsequently approved in a CPUC decision. The BVES division of GSWC is allowed to include its actual recorded purchased energy costs up to a weighted annual average cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the three months ended March 31, 2009 and 2008.

Charges to GSWC by Edison associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is $38,137 per month.  The incremental costs of $3.5 million at March 31, 2009 not included in rates have been included in the balancing account at March 31, 2009 for subsequent recovery from customers, subject to CPUC approval.

Power system delivery costs are not subject to the $77 per MWh price cap referenced above.  Other components, such as interest accrued on the cumulative under-collected balance and power lost during transmission, also affect the balance of the electric supply cost balancing account.

Water Supply Cost Balancing Accounts—As permitted by the CPUC, Registrant maintains water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  The supply cost balancing accounts track differences between the current cost for supply items (water, power and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occur when the current cost exceeds the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occur when the current cost of these items is less than the amount in rates.  Typically, under-collections or over-collections, when they occur, are tracked in the supply cost balancing accounts for future recovery or refund through a surcharge (in the event of an under-collection) or through a surcredit (in the event of an over-collection) on customers’ bills.  Registrant accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper.  Registrant does not maintain a supply cost balancing account for CCWC.

For the three months ended March 31, 2009 and 2008, approximately $280,000 and $867,000 of under-collections (including interest), respectively, were recorded in the water supply cost balancing accounts.  Amortization of surcharges that are in rates to recover under-collections from customers and surcredits that are in rates to refund over-collections to customers also increased or decreased the water supply cost balancing accounts, as applicable.  During the three months ended March 31, 2009, approximately $1.6 million of surcharges were billed to customers to decrease previously incurred under-collections in the water supply cost balancing accounts.   During the three months ended March 31, 2008, approximately $295,000 was credited to customers to decrease the previously incurred over-collection in the water supply cost balancing accounts.

As of March 31, 2009, there is an approximately $10.5 million net under-collection in the water supply cost balancing accounts.  Of this amount, approximately $6.8 million relates to GSWC’s Region III customer service area.  In May 2008, the CPUC approved a surcharge to begin recovering $7.0 million of this under-collection over 24 months.   Any remaining balances for Region III will be included for recovery in a future filing.   The remaining $3.7 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I net under-collection of $2.1 million and Region II’s net under-collection of $1.6 million.  Currently, there are surcharges in place in Region I expiring in 2009 and 2010 to recover this under-collection. Effective January and February 2009, the CPUC approved surcharges in GSWC’s Regions II and III to recover under-collections in supply costs.

On August 21, 2008, the CPUC issued a final decision which approved a settlement agreement between GSWC and the CPUC’s Division of Ratepayer Advocates (“DRA”) regarding conservation rate design.  As a result of this decision, GSWC is permitted to establish a Modified Cost Balancing Account (“MCBA”) that will permit GSWC to recover supply costs related to changes in water supply mix in addition to rate changes by GSWC’s suppliers. GSWC implemented this MCBA in November 2008 for Regions II and III.  This account replaces the current water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account was implemented.

Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account:

Effective November 25, 2008 with the adoption of the WRAM and the MCBA, GSWC began recording the difference between what is billed to its regulated customers in Regions II and III and that which is authorized by the CPUC. Under the WRAM, GSWC records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues).  While the WRAM tracks volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenues considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for Region II and III).  The variance amount may be positive (under-collection) or negative (over-collection) and represents amounts that will be billed or refunded to customers in the future.

Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for Regions II and III).

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding Region and is interest bearing at the current 90 day commercial paper rate. When the net amount for Regions II and III achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in GSWC’s general rate case proceedings or aggregated with future calendar year balances for comparison with the pre-determined recovery level of 2.5 percent of adopted revenues. As of March 31, 2009, GSWC has a net aggregated regulatory asset of $3.4 million which is comprised of a $5.0 million under-collection in the WRAM accounts and $1.6 million over-collection in the MCBA accounts.

On May 7, 2009, the CPUC approved tiered rates for Region I and the establishment of a WRAM and MCBA which will go into effect on or about September 1, 2009.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $211,000 and $213,000 was billed to customers during the three months ended March 31, 2009 and 2008, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision. Pursuant to the decision, additional interest of approximately $20,000 and $147,000 was added to the Aerojet litigation memorandum account during the three months ended March 31, 2009 and 2008, respectively.

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

Pensions and Other Postretirement Obligations:

There was an increase in the pensions and other postretirement regulatory asset during 2008 which was caused by a significant increase in the underfunded status of the pension plan. This increase in the underfunded status of the pension plan was primarily due to a decrease in the discount rate as well as a significant decrease in the fair value of plan assets.  As a result of this increase, Registrant will experience higher costs than have been estimated for inclusion in customer rates in 2009 and, if asset performance do not improve or applicable discount rates do not change in the future, Registrant may experience such a shortfall in future years, as well.

In March 2009, GSWC filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account.  If this account is approved, GSWC will track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs.  GSWC will not record the amounts in this account as a regulatory asset until they are reviewed and approved by the CPUC.  If approved by the CPUC, GSWC will then establish a regulatory asset with a corresponding increase to earnings. Until then, Registrant expects that earnings will be negatively affected by increasing pension costs. In April 2009, the CPUC’s Water Division rejected GSWC’s filing.  GSWC has filed an appeal; however, at this time, management cannot predict the outcome of this matter as it relates to 2009.  GSWC also amended its current rate case application to request a two-way balancing account to track fluctuations in the forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011 and 2012 in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”.  If approved as filed, GSWC will establish a regulatory asset with a corresponding increase to earnings in those years, for any shortfalls.

Derivative Gains and Losses on Purchased Power Contracts Memorandum Account:

As described in Note 4, in October 2008 GSWC executed a new purchased power contract.  GSWC began receiving power under this contract on January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract.  The new contract is also subject to SFAS No. 133,”Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149, and requires mark-to-market derivative accounting.  In 2009, the CPUC issued a proposed decision (“PD”) approving the new purchased power contract.  In the PD, the CPUC also authorized the establishment of a regulatory asset and liability memorandum account to offset the entries required by SFAS No. 133.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into the non-interest bearing regulatory memorandum account that would track the changes in fair value of the derivative throughout the term of the contract.  As of March 31, 2009, $8.4 million of unrealized losses have been included in this memorandum account.

Other Regulatory Matters:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects totaling approximately $18.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present,

GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC including recent data requests which asked for information prior to 1994.  Management cannot predict the outcome of the investigation or audit at this time.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff to provide responsive materials that are relevant to CCWC.  Management cannot predict the outcome of the ACC’s request and whether it could affect the processing of CCWC’s pending general rate case.

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. The CPUC considered the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES and on May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES).  The final decision affirmed the renewable obligation targets for the small utilities but also allowed for the small utilities to defer compliance under the CPUC’s flexible compliance rules.  BVES is continuing its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, then BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules. Because the final decision deferred BVES’ interim target purchase levels for the years 2004 through 2007, management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier.  For the 2008 year, BVES did not meet the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance  rules.  Accordingly, no provision for loss has been recorded in the financial statements as of March 31, 2009.  At this time, management cannot determine if interim targets for the 2009 year will be met.

Note 3 — Earnings per Share/Capital Stock:

Registrant computes earnings per share (“EPS”) in accordance with Emerging Issues Task Force (“EITF”) No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  EITF No. 03-06 provides the accounting guidance for the effect of participating securities on EPS calculations and the use of the “two-class” method. The guidance requires the use of the “two-class” method of computing EPS for companies with participating securities. The “two-class” method is an earnings allocations formula that determines EPS for each class of common stock and participating security.  AWR has participating securities related to stock options that earn dividend equivalents on an equal basis with Common Shares that have been issued under AWR’s 2003 Non-Employee Directors Stock Plan and restricted stock units under AWR’s 2000 Stock Incentive Plan, 2008 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan.  In applying the “two-class” method, undistributed earnings are allocated to both Common Shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

	Basic	For The Three Months Ended March 31,
	(in thousands, except per share amounts)	2009	2008
	Net income	$4,932	$5,304
Less: (a)	Distributed earnings to common shareholders	4,328	4,310
	Distributed earnings to participating securities	25	25
	Undistributed earnings	579	969

	(b) Undistributed earnings allocated to common shareholders	576	964
	Undistributed earnings allocated to participating securities	3	5

	Total income available to common shareholders, basic (a)+(b)	$4,904	$5,274

	Weighted average Common Shares outstanding, basic	17,312	17,239
	Basic earnings per Common Share	$0.28	$0.31

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options  granted under Registrant’s 2003 Non-Employee Directors Stock Plan in 2006 and restricted stock units issued under Registrant’s 2000 Stock Incentive Plan, 2008 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income. At March 31, 2009 and 2008 there were 680,008 and 567,468 options outstanding, respectively, under these Plans. At March 31, 2009 and 2008, there were also approximately 87,373 and 71,938 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Common shareholders earnings, basic	$4,904	$5,274
Undistributed earnings for dilutive stock options	3	3
Total common shareholders earnings, diluted	$4,907	$5,277

Weighted average common shares outstanding, basic	17,312	17,239
Stock-based compensation (1)	128	118
Weighted average common shares outstanding, diluted	17,440	17,357
Diluted earnings per Common Share	$0.28	$0.30

(1)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 425,053 and 356,619 stock options at March 31, 2009 and 2008, respectively, were deemed to be outstanding in accordance with SFAS No. 128, “Earnings Per Share”.  All of the 87,373 and 71,938 restricted stock units at March 31, 2009 and 2008, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2009 and 2008.

Stock options of 254,271 and 111,711 were outstanding at March 31, 2009 and 2008, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2009 and 2008.  Stock options of 684 and 99,138 were outstanding at March 31, 2009 and 2008, respectively, but not included in the computation of diluted EPS because they were antidilutive.

During the three months ended March 31, 2009 and 2008, Registrant issued 19,957 and 12,798 Common Shares, for approximately $472,000 and $255,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, and the stock incentive plans. In addition, Registrant purchased 304 Common Shares on the open market during the three months ended March 31, 2009 under Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 14,360 Common Shares during the three months ended March 31, 2008, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan.  The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During each of the three months ended March 31, 2009 and 2008, AWR paid quarterly dividends to shareholders of approximately $4.3 million, or $0.250 per share.

Note 4 — Derivative Instruments:

Most of the electric energy sold by BVES to its customers is purchased from others.  To mitigate exposure to spot-market prices, Registrant has entered into purchased power contracts, which are subject to derivative accounting, to serve its BVES customer service area.  By entering into these fixed-priced purchased power contracts, Registrant has been able to limit the amount of risk and uncertainty due to spot-market price variability.  Changes in electricity costs are outside of management’s control, therefore, the purpose of entering into these fixed price contracts is to stabilize purchased power costs.  Except for the resale of small amounts of power in the spot market that are in excess of BVES’ customers’ needs, the power purchased under the contracts is only used to service BVES customers’ demand.

Registrant had certain block-forward purchased power contracts that were subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149. During 2002, GSWC became a party to block-forward purchased power contracts that qualified as derivative instruments under SFAS No. 133.  As a result, unrealized gains and losses were recorded on a monthly basis to reflect the fair market value of the derivative at the end of each month. These contracts expired on December 31, 2008.  During the three months ended March 31, 2008, a $2.8 million unrealized gain on purchased power contracts was recorded.

In October 2008,  GSWC executed a new purchased power contract.  GSWC began receiving power under this contract on January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract. The new contract was subject to CPUC approval and in 2009, the CPUC issued a PD approving the contract.  The new contract is also subject to SFAS No. 133 and requires mark-to-market derivative accounting.  In connection with the filing to review and approve the new contract, BVES also requested and the CPUC authorized the establishment of a regulatory asset and liability memorandum account to offset the entries required by SFAS No. 133.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into the non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.  As a result, unrealized derivative gains and losses from the new contract will not affect GSWC’s earnings, and will have no impact on power purchased for resale due to regulatory accounting treatment.

As a result of the new purchase power contract, on a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month.  Registrant adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact in the adoption of SFAS No. 157 to the consolidated financial statements. However, SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

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

Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contracts. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market. Registrant receives one broker quote to determine the fair value of its derivative instrument.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.  Accordingly, the valuation of the derivative on Registrant’s new purchased power contract has been classified as Level 3.

The following table presents changes in the fair value of the derivative for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
(dollars in thousands)	2009	2008
Balance, at beginning of the period	$—	$(1,554)
Unrealized (loss)/gain on purchased power contracts	(8,428)	2,843
Balance, at end of the period	$(8,428)	$1,289

For the three months ended March 31, 2009, the unrealized loss was included in regulatory assets.  For the three months ended March 31, 2008, the unrealized gain was included in operating expenses.

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

Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in operating expenses.

On February 20, 2009, California’s governor signed two bills into law that amended and added several new provisions to California’s Revenue and Taxation Code.  One of the provisions in these bills changed the manner by which most taxpayers may compute the portion of their income derived from multiple jurisdictions that is subject to California taxation.  During the first quarter of 2009, AWR applied the changes in tax law resulting from enactment of the bills based on its understanding of the legislature’s intent, which is to permit taxpayers to apply an alternative apportionment method commencing with the 2011 tax year.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances at March 31, 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the changes in tax law, as well as refining certain related estimates.  This resulted in the recording of a benefit of approximately $918,000 during the first quarter of 2009. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Quarterly, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.

GSWC continues to compute its state tax provision as if it were autonomous and not a member of AWR’s unitary group.  This approach is consistent with the methodology used for ratemaking purposes.  Given that 100 percent of GSWC’s activities are conducted within California, GSWC’s state tax provision does not reflect apportionment of its income; consequently, the change in California law has had no effect upon GSWC’s state taxes.

Note 6 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2009 and 2008 are as follows:

	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefits Cost:
Service cost	$1,044	$909	$86	$86	$93	$60
Interest cost	1,444	1,342	160	161	86	63
Expected return on plan assets	(971)	(1,235)	(52)	(63)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	40	230
Amortization of actuarial loss (gain)	572	—	—	—	—	(14)
Net periodic pension cost	$2,119	$1,046	$249	$239	$219	$339

Registrant expects to contribute a minimum of approximately $8,476,000 and $725,000 to pension and postretirement medical plans in 2009, respectively.  No contributions were made during the three months ended March 31, 2009.  There was a significant increase in the underfunded status of the pension plan during 2008.  This was primarily due to a significant decrease in the fair value of plan assets due to market conditions during 2008.  The increase in the underfunded status of the pension plan resulted in higher pension costs during the three months ended March 31, 2009 compared to the same period in 2008.

In addition, during the four months ended April 30, 2009, the fair value of the pension plan assets declined further by approximately 1% since December 31, 2008.  Continued decreases in plan asset values will: (i) result in an increase in Registrant’s underfunded positions on the balance sheet with a corresponding increase in regulatory assets for pensions and other postretirement obligations at year-end; (ii) potentially increase pension and postretirement expense in the next fiscal year, to the extent the effects are not offset by the effects of a change in the discount rate, and (iii) potentially require greater cash contributions in 2010 and subsequent years.

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

Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. The City hired a consultant to perform an appraisal of the value of GSWC’s water system serving the City. The value was estimated in 2004 by the City’s consultant at $40—$45 million. GSWC disagrees with the consultant’s valuation assessment. As of March 31, 2009, management believes that the fair market value of the Claremont water system exceeds the $41.5 million recorded net book value and also exceeds the consultant’s estimates of its value. The council members agreed that the acquisition of GSWC’s water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems.  In  meetings held in 2008, the Claremont City Council stated that they had decided to authorize additional studies of the acquisition of GSWC’s water system and planned to move forward on this matter.

The Town of Apple Valley (the “Town”) abandoned its activities related to a potential condemnation of GSWC’s water system serving the Town in 2007. However, in April 2009, the Town announced that it will again consider a potential takeover of GSWC’s Apple Valley water systems.  The Town has approved the cost to perform a feasibility study which will be used by the Town in making a determination whether to move forward with an eminent domain action.

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

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval.  The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the Santa Maria Valley Conservation District.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  In the case that the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.

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

Aerojet Note Receivable:

Pursuant to the settlement agreement with Aerojet, GSWC has an $8.0 million note receivable, plus $2.3 million of accrued interest, guaranteed by Aerojet.  This note, plus interest on the unpaid balance, is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  In January 2009, Moody’s Investors Service downgraded the corporate family ratings of GenCorp Inc., Aerojet’s parent, further to B3 from B2 and its probability of default rating to Caa1 from B2.  Obligations rated “B” by Moody’s are considered speculative by Moody’s and are, in Moody’s view, subject to high credit risk and have generally poor credit quality.  Obligations rated Caa1 are judged by Moody’s to be of poor credit standing and are, in Moody’s view, subject to very high credit risk and have extremely poor credit quality.   On March 31, 2009, Standard & Poor’s Ratings Services, or S&P, lowered its ratings on GenCorp to CCC+ from B+ with a developing outlook.  An S&P rating of “CCC” indicates a current identifiable vulnerability to default by S&P that is, in S&P’s view, dependent upon favorable business, financial and economic conditions to meet timely payment of interest and repayment of principal.  At this time, management believes the note receivable from Aerojet is still fully collectible and has not provided a reserve for uncollectible amounts as of March 31, 2009.  GSWC will continue to assess recoverability of this note receivable.

Air Quality Management District:

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility (“Watson Well”) and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. In 2007, GSWC reached a settlement of the NOV with the AQMD.  As part of the settlement, GSWC agreed to install and operate granular activated carbon (“GAC”) filters at the facility. Installation of the filters will eliminate the use of the air stripping equipment at the facilities involved with the NOV and thus improve air quality. The AQMD accepted this agreement and assessed a nominal penalty.  In February 2009, GSWC began operating the permanent GAC treatment system at the Watson Plant.  Management believes that GSWC has fulfilled its obligations under the settlement with AQMD and no further penalties are expected to be assessed. Upon AQMD inspection and approval, GSWC will be deemed released from any and all claims or penalties arising from the NOV.  GSWC has spent approximately $1.1 million as of March 31, 2009 on the GAC treatment system. Management also believes it is probable that the capital costs incurred on this project will be approved in rate-base by the CPUC.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured.  Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of March 31, 2009, the total spent to clean-up and remediate GSWC’s plant facility is approximately $2.1 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund and $600,000 has been included in rate-base and approved by the CPUC for recovery.

As of March 31, 2009, GSWC has an accrued liability for the estimated additional cost of $1.3 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the additional costs of remediation will be approved in rate-base by the CPUC.

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

Note 8 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. Activities of ASUS and its subsidiaries have been conducted in California, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Both GSWC and CCWC are rate-regulated utilities.  ASUS’ wholly-owned subsidiaries are regulated by the respective state in which the military base on which they operate is located.  On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC, ASUS and its subsidiaries, and AWR Parent. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC or CCWC.

	As Of And For The Three Months Ended March 31, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$55,178	$8,632	$1,616	$14,183	$—	$79,609
Operating income (loss)	11,167	(544)	(223)	1,068	(50)	11,418
Interest expense, net	4,286	511	105	99	91	5,092
Identifiable assets	751,745	37,466	45,127	2,164	—	836,502
Depreciation and amortization expense	7,148	565	486	162	—	8,361
Capital additions	16,865	311	488	18	—	17,682

	As Of And For The Three Months Ended March 31, 2008
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$50,506	$8,803		$1,583	$8,050	$—	$68,942
Operating income (loss)	11,763	3,410	(1)	(68)	(541)	(102)	14,462
Interest expense, net	4,179	516		117	230	(25)	5,017
Identifiable assets	701,396	38,180		43,550	1,662	—	784,788
Depreciation and amortization expense	6,690	552		460	91	—	7,793
Capital additions	15,840	199		871	309	—	17,219

(1)          Includes $2,843,000 unrealized gain on purchased power contracts

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

GSWC served 254,451 water customers and 23,094 electric customers at March 31, 2009, or a total of 277,545 customers, compared with 254,364 water customers and 23,141 electric customers, or a total of 277,505 customers at March 31, 2008. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the three months ended March 31, 2009 and 2008.

CCWC is an Arizona public utility company serving 13,405 customers at March 31, 2009, compared with 13,482 customers at March 31, 2008. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services, including both the operation and maintenance and renewal and replacement of the water and/or wastewater systems pursuant to 50-year fixed price contracts, which are subject to periodic prospective price redeterminations and modifications for changes in circumstances.  All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. In either event, the Military Utility Privatization Subsidiary is entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided for in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of these contracts. Prices are subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations, and changes in wages and fringe benefits to the extent provided in each of the contracts.  Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

•                  FBWS - water and wastewater systems at Fort Bliss located near El Paso, Texas effective October 1, 2004;

•                  TUS - water and wastewater systems at Andrews Air Force Base in Maryland effective February 1, 2006;

•                  ODUS - wastewater systems at Fort Lee in Virginia effective February 23, 2006 and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia effective April 3, 2006 (collectively, the “TRADOC bases”);

•                  PSUS - water and wastewater systems at Fort Jackson in South Carolina effective February 16, 2008; and

•                  ONUS - water and wastewater systems at Fort Bragg, Pope Air Force Base and Camp MacKall, North Carolina effective March 1, 2008.

ASUS and GSWC have also been pursuing opportunities to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”).  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. GSWC and Natomas have entered into various agreements including the purchase of certain water and water rights that may allow GSWC the ability to serve portions of Sutter county in the future.

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

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned primarily from the operation and maintenance and renewal and replacement of the water and/or wastewater systems for the U.S. government at various military bases. All of the operations and maintenance contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or pursuant to supplemental contracts.  Additional revenues generated by contract operations are primarily dependent on these new construction activities.  As a result, ASUS is subject to risks that are different than those of Registrant’s regulated water and electric utilities.  ASUS plans to continue seeking contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases.  Factors affecting the financial performance of our Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the redetermination and equitable adjustment of prices under contracts with the U.S. government.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund Registrant’s needs for capital expenditures, dividends, investments in Registrant’s contract business and other cash requirements. Registrant expects to fund a portion of these needs through common stock offerings over the next twelve months depending on market conditions. On August 25, 2008, AWR amended its $85 million syndicated credit facility, to increase its aggregate bank commitments by $30 million to $115 million.  In addition, GSWC issued a senior note in the amount of $40.0 million on March 10, 2009, to CoBank, ACB (“CoBank”). The proceeds are being used to pay down GSWC’s intercompany short-term borrowings and to fund capital expenditures.

For three months ended March 31, 2009, net income was $4.9 million compared to $5.3  million in the same period of 2008, a decrease of 7.0%. Diluted earnings per share for the three months ended March 31, 2009 were $0.28 compared to $0.30 in the same period of 2008.  The decrease in earnings is due primarily to: (i) a $2.8 million pretax unrealized gain on purchased power contracts, or $0.10 per share, for the three months ended March 31, 2008 with no corresponding entry in 2009, as more fully discussed below; and (ii) higher operating expenses at GSWC of $2.5 million, or $0.08 per share.  These decreases to earnings were partially offset by: (i) an increase of $0.03 per share in the dollar water margin due to higher customer rates approved by the CPUC and effective January 1, 2009;  (ii) the improved financial performance of the Military Utility Privatization Subsidiaries resulting in an increase in ASUS’ pretax operating income of $1.6 million, or $0.05 per share, during the three months ended

March 31, 2009 when compared to 2008; and (ii) an overall decrease in the effective income tax rate due to changes in enacted state law as well as refining certain related estimates, and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, all of which favorably impacted earnings by $0.08 per share during the first quarter of 2009.

Unrealized gains and losses on previous purchased power contracts impacted GSWC’s earnings if the contracts qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Power purchased contracts that qualified as derivative instruments terminated at December 31, 2008. GSWC filed an application with the CPUC to review its new purchased power contract, effective after December 31, 2008.  This purchased power contract was subject to CPUC approval and is also subject to derivative accounting.  In connection with the filing to review and approve the new contract, GSWC also requested that the CPUC authorize the establishment of a memorandum account to track the changes in the fair market value of the contracts resulting in unrealized gains and losses.

In 2009, the CPUC issued a proposed decision approving the new purchase power contract and authorizing GSWC to establish the memorandum account to track unrealized gains and losses on the new contract throughout the term of the contract.   Accordingly, during the three months ended March 31, 2009, there was an $8.4 million unrealized loss which has been included in the memorandum account therefore not impacting GSWC’s earnings.  There was a $2.8 million pretax unrealized gain on purchased power contracts included in earnings for the three months ended March 31, 2008.  Diluted earnings for the three months ended March 31, 2008 were $0.30 per share.  Eliminating the effects of the unrealized derivative gains, adjusted diluted earnings per share for the three months ended March 31, 2008 would have decreased by $0.10 per share to $0.20 per share compared to recorded diluted earnings per share of $0.28 for the three months ended March 31, 2009, which did not contain any unrealized gains or losses on purchased power contracts in earnings.

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

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	3/31/2009	3/31/2008	CHANGE	CHANGE	3/31/2009	3/31/2008	CHANGE	CHANGE

Water	$56,794	$52,089	$4,705	9.0%	$10,944	$11,695	$(751)	-6.4%
Electric	8,632	8,803	(171)	-1.9%	(544)	3,410	(3,954)	-116.0%
Contracted services	14,183	8,050	6,133	76.2%	1,068	(541)	1,609	297.4%
AWR parent	—	—	—	—	(50)	(102)	52	51.0%
Totals from operation	$79,609	$68,942	$10,667	15.5%	$11,418	$14,462	$(3,044)	-21.0%

Water - Pretax operating income for water decreased by 6.4% due to higher operating expenses of $1.5 million, as more fully described later.   Higher operating expenses were partially offset by an increase in the dollar water margin of $755,000.  Higher water rates approved by the CPUC effective January 1, 2009 increased water revenues by $1.8 million, partially offset by a 3.5% decrease in actual consumption, or $1.0 million, when compared to the first quarter of 2008, mostly due to the continued effects of statewide customer conservation efforts.  However, as a result of the implementation of a Water Revenue Adjustment Mechanism (“WRAM”) account for Regions II and Region III in late November of 2008, GSWC recorded $3.7 million in additional revenues in the WRAM account to adjust the first quarter 2009 revenues to consumption levels approved by the CPUC.

Although the recording of the WRAM added $3.7 million of water revenues, this favorable impact to earnings was reduced by $1.1 million of water supply over-collection costs tracked in the Modified Cost Balancing Account (“MCBA”) account, also implemented in late November 2008.  The over-collection in the MCBA account is due to: (i) lower consumption in the first quarter 2009 as compared to the consumption level approved by the CPUC, and (ii) a lower percentage of purchased water in the supply mix during 2009 when compared to the supply mix included in customer rates, partially offset by increases in rates charged by GSWC’s suppliers. The implementation of the WRAM and MCBA help mitigate fluctuations in the Company’s earnings caused by changes in the volume of water sold and supply costs.

The CPUC also approved an advice letter filing in a separate proceeding to allow GSWC to create and implement a Water Conservation Memorandum Account (“WCMA”) to track the extraordinary expenses and revenue shortfall associated with conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 and was used to track the revenue shortfall until the WRAM was implemented on November 25, 2008.  At November 24, 2008, approximately $1.9 million of net under-collections was included in the WCMA for Regions II and III prior to the implementation of the WRAM.

 Unlike the WRAM which is probable for recovery according to the August 2008 CPUC decision, the recovery of the WCMA was less certain and therefore GSWC did not record the under-collection as of March 31, 2009.  On April 16, 2009, the CPUC approved the advice letter filed by GSWC to recover $1.9 million included in the WCMA and authorized GSWC to establish a 12-month surcharge to customers’ bills. The surcharge went into effect on April 21, 2009.  Accordingly, GSWC established a $1.9 million regulatory asset, which will result in a corresponding increase to income for the second quarter of 2009 of $0.07 per share.

Electric – For the three months ended March 31, 2009, pretax operating income from electric operations decreased by $4.0 million due in large part to a decrease of $2.8 million in the pretax unrealized gain on purchased power contracts.  The unrealized gain on purchased power contracts increased operating income by approximately $2.8 million during the first quarter of 2008, or $0.10 per share, with no corresponding gain in 2009.  As previously discussed, the purchased power contract that resulted in unrealized gains and losses to BVES’ earnings terminated at December 31, 2008.  The remainder of the decrease in pretax operating income was due to an increase in operating expenses including higher outside consulting and legal costs related to the general rate case, as well as an increase in the allocation of costs from the corporate headquarters’ to BVES pursuant to CPUC requirements.

Contracted Services - For the three months ended March 31, 2009, pretax operating income for contracted services increased by $1.6 million, or $0.05 per share.  This was primarily due to an increase in new construction projects at Fort Bliss and the TRADOC bases.  Pretax operating income increased $1.6 million at these bases.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in the future periods.  There was also an increase of approximately $338,000 to pretax operating income related to TUS and ASUS’ corporate office resulting from lower legal and consulting fees.  Partially offsetting these increases were continued losses incurred at military bases under the PSUS and ONUS contracts.  ASUS began operating and maintaining the water and wastewater systems under these contracts in North Carolina and South Carolina in March and January of 2008, respectively.  Pretax operating losses at these two bases increased by $319,000 due to increased maintenance expenses at both bases coupled with the fact that expenses for ONUS in 2009 reflect a full quarter whereas in 2008 it reflected only one month.  In September 2008, PSUS submitted a Request for Equitable Adjustment (“REA”) for the water and wastewater systems at Fort Jackson, South Carolina requesting a contract modification for initial capital upgrades and emergency construction costs incurred during 2008 due to pre-existing conditions that were not anticipated at the time the contract was executed.  The aggregate value of the REA relating to construction work is approximately $1.6 million.  The REA has not yet been approved by the U.S. government.

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and wastewater systems at the military bases.  In addition, higher allocations of corporate headquarters’ expenses to ASUS and its wholly-owned subsidiaries by the CPUC were not contemplated at the time the contracts with the U.S. government were negotiated and will be addressed in future price redeterminations.  Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter.  Redeterminations have been submitted and are under review by the U.S. government for  operations of ODUS and TUS in Virginia and Maryland, respectively.   The price redeterminations are expected to be completed in 2009.  Pending redetermination of prices, ASUS has received interim inflation adjustments during 2008 to the management fees for operating and maintaining the water and wastewater systems at Fort Eustis, Fort Story and Fort Monroe in Virginia, and the wastewater system at Fort Lee also in Virginia effective on the second anniversary of the date when ASUS began operating these bases (February 23, 2008 for Fort Lee and April 3, 2008 for the other three bases).  In March 2009, ONUS filed a REA related to a joint inventory report at Fort Bragg, North Carolina.  The report indicated the quantity of the Fort Bragg infrastructure to be about 40% greater than what was assumed under the original 50-year contract.  The REA is expected to be resolved by the third quarter of 2009.

FBWS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006.  At Fort Bliss, management fees for operation and maintenance of the water and wastewater systems are based on cost levels prevailing in 2003 when the contract with the U.S. government was bid.   Further, the contract pricing was also based on assumptions about the size and age of the infrastructure to be operated and maintained over the 50-year contract.  An REA has been filed as a claim with the U.S. government to adequately reflect the amount of assets included in the infrastructure at Fort Bliss, which is substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.  In December 2008, the U.S. government approved an interim adjustment at Fort Bliss which increased the monthly water and wastewater fees by 50% and 59%, respectively, related to operating and maintaining the Fort Bliss systems. The increase was retroactive to October 1, 2008 and expired on March 31, 2009.  The U.S. government has prepared a modification extending the interim increases through September 30, 2009.  FBWS is continuing negotiations with Fort Bliss to finalize the adjustment necessary due to the increased infrastructure.  FBWS  also intends to file a price redetermination request for Fort Bliss by mid-2009.

These price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues prospectively to help offset increased costs and provide Registrant the opportunity to generate positive operating income at its Military Utility Privatization Subsidiaries.  As of March 31, 2009, ASUS has $1.1 million of goodwill, which may be at risk for potential impairment if requested price redeterminations and equitable adjustments that have not yet been approved, are not received.

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2009 and 2008 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2009	3/31/2008	CHANGE	CHANGE
OPERATING REVENUES
Water	$56,794	$52,089	$4,705	9.0%
Electric	8,632	8,803	(171)	-1.9%
Contracted services	14,183	8,050	6,133	76.2%
Total operating revenues	79,609	68,942	10,667	15.5%

OPERATING EXPENSES
Water purchased	8,214	7,953	261	3.3%
Power purchased for pumping	1,688	1,680	8	0.5%
Groundwater production assessment	2,517	2,375	142	6.0%
Power purchased for resale	3,962	4,239	(277)	-6.5%
Unrealized gain on purchased power contracts	—	(2,843)	2,843	-100.0%
Supply cost balancing accounts	3,528	(107)	3,635	3397.2%
Other operating expenses	7,153	7,996	(843)	-10.5%
Administrative and general expenses	16,865	14,827	2,038	13.7%
Depreciation and amortization	8,361	7,793	568	7.3%
Maintenance	4,073	3,772	301	8.0%
Property and other taxes	3,400	2,920	480	16.4%
Construction expenses	8,445	3,875	4,570	117.9%
Net gain on sale of property	(15)	—	(15)	100.0%
Total operating expenses	68,191	54,480	13,711	25.2%

OPERATING INCOME	11,418	14,462	(3,044)	-21.0%

OTHER INCOME AND EXPENSES
Interest expense	(5,294)	(5,378)	84	-1.6%
Interest income	202	361	(159)	-44.0%
Other	(30)	114	(144)	-126.3%
	(5,122)	(4,903)	(219)	4.5%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	6,296	9,559	(3,263)	-34.1%

Income tax expense	1,364	4,255	(2,891)	-67.9%

NET INCOME	$4,932	$5,304	$(372)	-7.0%

Net income for the three months ended March 31, 2009 was $4.9 million, equivalent to $0.28 per common share on a basic and fully diluted basis, compared to $5.3 million or $0.31 and $0.30 per common share on a basic and fully diluted basis, respectively, for the three months ended March 31, 2008, a reduction of 7.0%.

Impacting the comparability in the results of the two periods on a diluted per share basis are the following significant items:

•                  An unrealized gain on purchased power contracts in 2008 which increased pretax income by $2.8 million, or $0.10 per share.  These purchased power contracts expired on December 31, 2008 and GSWC began taking delivery of power under a new contract effective January 1, 2009.  As previously discussed, the CPUC issued a proposed decision approving the new contract and authorizing GSWC to establish the memorandum account to track unrealized gains and losses on the new contract throughout the term of the contract.   Accordingly, during the three months ended March 31, 2009, there was an $8.4 million unrealized loss which has been included in the memorandum account, therefore not impacting GSWC’s earnings.

•                  The water margin increased by $755,000, or $0.03 per share, during the first quarter of 2009 due to higher water rates approved by the CPUC effective January 1, 2009, partially offset by a 3.5% decrease in consumption compared to first quarter of 2008.  However, due to the implementation of a WRAM account for Regions II and III in November 2008, GSWC recorded additional revenues during the first quarter of 2009 to adjust to adopted consumption levels.  These additional revenues were reduced by an over-collection in the MCBA account caused by lower consumption in the first quarter 2009 as compared to the consumption level approved by the CPUC, and a lower percentage of purchased water in the supply mix during 2009 when compared to the supply mix included in customer rates, partially offset by increases in rates charged by GSWC’s suppliers.

•                  Other operating expenses, including administrative and general expenses, increased at GSWC by $2.5 million, or $0.08 per share, for the first quarter of 2009 due to an increase in pension expenses and an increase in outside services costs primarily associated with GSWC’s current rate cases.

•                  Pretax operating income for contracted services increased by $1.6 million, or $0.05 per share, during the first quarter of 2009 due primarily to an increase in special construction projects at Fort Bliss and military bases in Virginia.

•                  A decrease in the effective income tax rate during the three months ended March 31, 2009 as compared to the same period in 2008, due primarily to: (i) a tax benefit resulting from new California apportionment laws as well as refining certain related estimates and, (ii) changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, favorably impacted earnings by $0.08 per share during the first quarter of 2009.

Operating Revenues

Water

For the three months ended March 31, 2009, revenues from water operations increased by 9.0% to $56.8 million, compared to $52.1 million for the three months ended March 31, 2008. Contributing to this increase were rate increases approved by the CPUC effective January 1, 2009, which added approximately $1.8 million in the first quarter of 2009 to water revenues.  The rate increases were partially offset by $1.0 million resulting from a decrease in actual consumption of 3.5% when compared to the first quarter of 2008.  Although precipitation was overall lower during the first quarter of 2009 compare to the same period in 2008, water consumption was down due to the continued effects of state-wide customer conservation efforts.  However, as a result of the implementation of the WRAM account for Regions II and Region III in late November of 2008, GSWC recorded $3.7 million of additional revenues to adjust the 2009 first quarter revenues to the consumption levels approved by the CPUC.

   Electric

For the three months ended March 31, 2009, revenues from electric operations decreased by 1.9% to $8.6 million compared to $8.8 million for the three months ended March 31, 2008 due primarily to a decrease in electric usage.

Contracted Services

Revenues from contracted services are comprised of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended March 31, 2009, revenues from contracted services increased by $6.1 million, or 76.2%, to $14.2 million compared to $8.1 million for the three months ended March 31, 2008 primarily due to higher construction revenues.  Construction revenues increased by $5.9 million primarily related to special projects at Fort Bliss and the TRADOC bases which increased by $4.5 million and $3.1 million, respectively.  Construction revenues at these bases were partially offset by lower construction revenues of $2.5 million at Andrews Air Force Base.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

There were also additional revenues during 2009 generated from operating and maintaining the water and wastewater systems under the two most recent contracts in North Carolina and South Carolina, both of which began during the first quarter of 2008.  Approximately $933,000 in new revenue was generated from management fees for operating and maintaining the water and wastewater systems under these two new contracts along with $800,000 of construction revenues at these two bases.  The increases were offset by $1.1 million of transition revenues recorded in 2008 for these bases.

 In December 2008, the U.S. government authorized an interim adjustment at Fort Bliss which increased the monthly water and wastewater fees by 50% and 59%, respectively, pending resolution of FBWS’s REA filed as a claim, due to inventory adjustments.  This resulted in an increase of approximately $294,000 to Fort Bliss’ management fees for operating and maintaining the system for the first quarter of 2009 as compared to the first quarter of 2008.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30% of total operating expenses for the three months ended March 31, 2009 and 2008, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended March 31, 2009 and 2008 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2009	3/31/2008	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$56,794	$52,089	$4,705	9.0%
WATER SUPPLY COSTS:
Water purchased (1)	$8,214	$7,953	$261	3.3%
Power purchased for pumping (1)	1,688	1,680	8	0.5%
Groundwater production assessment (1)	2,517	2,375	142	6.0%
Water supply cost balancing accounts (1)	2,377	(1,162)	3,539	-304.6%
TOTAL WATER SUPPLY COSTS	$14,796	$10,846	$3,950	36.4%
WATER MARGIN (2)	$41,998	$41,243	$755	1.8%
PERCENT MARGIN - WATER	73.9%	79.2%

ELECTRIC OPERATING REVENUES (1)	$8,632	$8,803	$(171)	-1.9%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,962	$4,239	(277)	-6.5%
Electric supply cost balancing accounts (1)	1,151	1,055	96	9.1%
TOTAL ELECTRIC SUPPLY COSTS	$5,113	$5,294	$(181)	-3.4%
ELECTRIC MARGIN (2)	$3,519	$3,509	$10	0.3%
PERCENT MARGIN - ELECTRIC	40.8%	39.9%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $3,528,000 and ($107,000) for the three months ended March 31, 2009 and 2008, respectively.

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

Prior to November 2008, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s wells would increase/decrease actual supply-related costs relative to the mix approved for recovery through rates, thereby impacting earnings either negatively or positively.   On August 21, 2008, the CPUC issued a final decision for Regions II and III which approved the establishment of a modified cost balancing account that allows recovery of supply costs for changes in water supply mix.  GSWC implemented the MCBA in November 2008 prospectively in connection with the new conservation rate design and the implementation of a WRAM.  Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision.  The amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for Regions II and III).

For the three months ended March 31, 2009, 36.6% of the Company’s water supply mix was purchased as compared to 37.9% purchased for the three months ended March 31, 2008.  However, as noted above, in November 2008 GSWC implemented the MCBA for Regions II and III which eliminates the effects on earnings of changes in the water supply mix prospectively.  The adopted percentage of purchased water for the three months ended March 31, 2009 at Regions II and III was 58.6% and 37.6%, respectively, as compared to actual purchased water of 39.5% and 32.0%, respectively, for the first quarter of 2009.  The significant improvement in Regions II and III’s actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. This caused an overall decrease in the water margin percent to 73.9% in the first quarter of 2009 compared to 79.2% in the same period of 2008 since GSWC no longer receives any benefit from a more favorable supply mix than that approved by the CPUC. Furthermore, the percent water margin of 79.2% in the first quarter of 2008 resulted from an unusually favorable supply mix change at Regions II and III as compared to the percent margins that we have experienced in recent years of 76.7%, 75.8% and 74.5% for the first quarters of 2007, 2006 and 2005, respectively.

Purchased water costs for the three months ended March 31, 2009 increased by 3.3% to $8.2 million as compared to $8.0 million in the same period of 2008.  The increase in purchased water costs was due to higher water rates charged from wholesale suppliers, partially offset by lower customer usage.

For the three months ended March 31, 2009, power purchased for pumping remained flat at $1.7 million.  Increases in supplier rates were offset by lower customer demand and changes in the actual supply mix, as discussed above.  Groundwater production assessments were higher by 6.0% due to increased pumped volume and increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2008.  Average pump tax rates increased in Regions II and III by approximately 3% and 6%, respectively, between the two periods.  These increases in groundwater production assessments were partially offset by lower customer demand.   The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $3.5 million in the water supply cost balancing account provision during the three months ended March 31, 2009 as compared to the same period in 2008 was primarily caused by: (i) a $1.9 million increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect; (ii) the recording of $1.1 million in the MCBA accounts effective November 25, 2008, and (iii) a net decrease of $536,000 of under-collections in 2009 (only related to Region I in 2009) compared to the same period in 2008.

For the three months ended March 31, 2009, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 6.5% to $4.0 million compared to $4.2 million for the three months ended March 31, 2008 reflecting lower customer demand.  In addition, GSWC began receiving power under a new purchased power contract in January 1, 2009.  The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $63.75 per MWh during 2009 as compared to $74.65 during 2008.  The decrease in the price of purchased power is reflected in the electric supply cost balancing account resulting in no change to the dollar margin for electric services.

Unrealized (Gain) Loss on Purchased Power Contracts

Pursuant to SFAS No. 133, the unrealized gain on purchased power contracts during 2008 represented gains recorded for GSWC’s purchased power agreements with Morgan Stanley Capital Group, Inc. There was a $2.8 million pretax unrealized gain on purchased power contracts for the three months ended March 31, 2008. These contracts terminated at December 31, 2008. GSWC filed an application with the CPUC to review the new purchased power contracts, effective after December 31, 2008.  GSWC also sought the CPUC’s authorization of a memorandum account to track the changes in the fair market value of the contracts resulting in unrealized gains and losses.  In 2009, the CPUC issued a proposed decision approving the contract and authorizing the memorandum account to track unrealized gains and losses.  Accordingly, an unrealized loss of $8.4 during the three months ended March 31, 2009 has been included in the memorandum account and did not impact earnings.

Other Operating Expenses

The primary components of other operating expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended March 31, 2009 and 2008, other operating expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2009	3/31/2008	CHANGE	CHANGE
Water Services	$5,622	$5,702	$(80)	-1.4%
Electric Services	641	587	54	9.2%
Contracted Services	890	1,707	(817)	-47.9%
Total other operating expenses	$7,153	$7,996	$(843)	-10.5%

For the three months ended March 31, 2009, other operating expenses for water services decreased by 1.4% due primarily to lower chemicals and water treatment costs, including supplies and materials, of approximately $647,000, largely in Regions II and III. This was partially offset by an increase in: (i) labor costs of $165,000 due to higher wages and related benefits; (ii)  outside services of $289,000 including legal and consulting costs, and (iii) bad debt expense of $136,000.

There was an increase of $54,000 in other operating expenses for electric services primarily due to increases of $26,000 in bad debt expense and $28,000 in other operating expenses.

Contracted services experienced decreases in other operating expenses of $817,000 primarily due to transition costs of $701,000 incurred in the first quarter of 2008 due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina.  There was also a decrease of approximately $251,000 in outside services costs attributable to payments to a subcontractor that provided wastewater services to certain of ASUS’ subsidiaries in 2008. On January 31, 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases operated by ASUS and any of its present and/or future subsidiaries.  For the quarter ended March 31, 2009, most of these services were performed internally at lower cost, some of which is recorded in labor costs within maintenance expense.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended March 31, 2009 and 2008, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2009	3/31/2008	CHANGE	CHANGE
Water Services	$11,937	$10,742	$1,195	11.1%
Electric Services	2,437	1,522	915	60.1%
Contracted Services	2,442	2,461	(19)	-0.8%
AWR (parent)	49	102	(53)	-52.0%
Total administrative and general expenses	$16,865	$14,827	$2,038	13.7%

For the three months ended March 31, 2009, administrative and general expenses increased by $1.2 million in water services compared to the three months ended March 31, 2008 due primarily to an increase of $703,000 in pension expenses resulting from a reduction in the fair value of plan assets in 2008 caused by market conditions.  There was a significant increase in the underfunded status of the pension plan during 2008.  The increase in the underfunded status of the pension plan resulted in higher pension costs during the three months ended March 31, 2009 compared to the same period in 2008.  There was also an increase in: (i) labor costs and other employee benefits of $172,000 due to higher wages largely related to Registrant’s annual performance-based salary review program; (ii) an increase of $205,000 in outside services including legal, tax and consulting costs, and (iii)  an increase of approximately $115,000 in other expenses.

For the three months ended March 31, 2009, administrative and general expenses increased by $915,000 in electric services compared to the three months ended March 31, 2008 due primarily to: (i) a $533,000 increase in outside consulting, legal and other services resulting from the current general rate case; (ii) a $177,000 increase in labor costs and employee related benefits as discussed above in water services; (iii) an increase of $84,000 in regulatory commission expenses, and (iv) an increase of $108,000 in allocation of costs from the corporate headquarters’ to BVES.

Increases in labor costs and related employee benefits of $514,000 for contracted services were mostly offset by a decrease of $360,000 in outside services for legal and consulting work and a decrease of $173,000 in other miscellaneous expenses.

Depreciation and Amortization

For the three months ended March 31, 2009 and 2008, depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2009	3/31/2008	CHANGE	CHANGE
Water Services	$7,634	$7,150	$484	6.8%
Electric Services	565	552	13	2.4%
Contracted Services	162	91	71	78.0%
Total depreciation and amortization	$8,361	$7,793	$568	7.3%

For the three months ended March 31, 2009, depreciation and amortization expense for water and electric services increased by $497,000 to $8.2 million compared to $7.7 million for the three months ended March 31, 2008 reflecting, among other things, the approximately $73.6 million of additions to utility plant during 2008, depreciation on which began in January 2009.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There was also an increase in depreciation and amortization expense for contracted services due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, depreciation and amortization expense increased by $41,000 during the three months ended March 31, 2009.  There were also increases of approximately $30,000 at the other military bases and at ASUS’ corporate office due to the addition of fixed assets.

Maintenance

For the three months ended March 31, 2009 and 2008, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2009	3/31/2008	CHANGE	CHANGE
Water Services	$3,016	$3,226	$(210)	-6.5%
Electric Services	202	173	29	16.8%
Contracted Services	855	373	482	129.2%
Total maintenance	$4,073	$3,772	$301	8.0%

For the three months ended March 31, 2009, maintenance expense for water services decreased by $210,000 to $3.0 million compared to $3.2 million for the three months ended March 31, 2008 due principally to timing differences of work on GSWC’s wells and water supply sources during 2009, primarily at Region III.  Certain maintenance work has been deferred to later in the 2009 year.  Region III’s maintenance expense decreased by $243,000 during the first quarter of 2009, but is expected to increase in the remaining quarters of 2009.  This decrease was partially offset by an increase of $103,000 in maintenance expense at CCWC.

There was an increase of $29,000 in maintenance expenses for electric services related to the 8.4 MW natural gas-fueled generation plant.

There was an increase of $482,000 in contracted services maintenance expense due primarily to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South

Carolina that began during the first quarter of 2008, which added $419,000 in maintenance expense for the three months ended March 31, 2009 compared to the same period in 2008.  The level of maintenance costs at these bases also reflects the size, age and condition of the infrastructure at these bases.  There was also increased maintenance expense of $67,000 at Fort Bliss due primarily to higher internal labor costs associated with wastewater activity previously provided by the subcontractor that provided wastewater services prior to February 2008.

Property and Other Taxes

For the three months ended March 31, 2009 and 2008, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2009	3/31/2008	CHANGE	CHANGE
Water Services	$2,861	$2,730	$131	4.8%
Electric Services	218	107	111	103.7%
Contracted Services	321	83	238	286.7%
Total property and other taxes	$3,400	$2,920	$480	16.4%

For the three months ended March 31, 2009, property and other taxes for water and electric services increased by $242,000.  There were additional property taxes resulting from higher assessed values and an increase in payroll taxes based on increased labor costs.

Property and other taxes were higher in contracted services due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, property and other taxes increased by $96,000 during the three months ended March 31, 2009 as compared to same period in 2008. This is partially due to the fact that operations in North Carolina did not commence until March 1, 2009.  There was also an increase of $142,000 at ASUS and the other military bases primarily from higher payroll taxes and gross receipt taxes.

Construction Expenses

For the three months ended March 31, 2009 construction expenses were $8.4 million, increasing $4.6 million compared to the same period in 2008 due primarily to new construction projects at Fort Bliss and  bases in Virginia, which had increases of $3.7 million and $2.3 million, respectively, over the same period in 2008.  This increase was partially offset by a $2.0 million decrease in construction expense at Andrews Air Force Base.  Construction expense at the two bases in North Carolina and South Carolina increased $530,000 collectively during the three months ended March 31, 2009 as compared to the same period in 2008.

Net Gain on Sale of Property

For the three months ended March 31, 2009, water services recorded a pre-tax gain of $15,000 on the sale of property.  There was no similar gain in the same period of 2008.  Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the three months ended March 31, 2009 and 2008, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2009	3/31/2008	CHANGE	CHANGE
Water and Electric Services	$5,101	$5,122	$(21)	-0.4%
Contracted Services	102	231	(129)	-55.8%
AWR (parent)	91	25	66	264.0%
Total interest expense	$5,294	$5,378	$(84)	-1.6%

Overall, interest expense slightly decreased in 2009 reflecting a decrease in interest rates. The average interest rates on short-term borrowings for the three months ended March 31, 2009 was 1.3% as compared to an average of 4.4% during the same period of 2008.  This decrease was partially offset by an increase in short-term cash borrowings. Average bank loan balances outstanding under the AWR credit facility for the three months ended March 31, 2009 were approximately $74 million, as compared to an average of $42 million during the same period of 2008.

Interest Income

For the three months ended March 31, 2009 and 2008, interest income by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2009	3/31/2008	CHANGE	CHANGE
Water and Electric Services	$199	$360	$(161)	-44.7%
Contracted Services	3	1	2	200.0%
Total interest income	$202	$361	$(159)	-44.0%

Interest income decreased by $159,000 for the three months ended March 31, 2009 due primarily to a decrease of $127,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC due to lower interest rates. There was also less interest earned on short-term cash surplus.

Other

For the three months ended March 31, 2009 and 2008, Registrant recorded other loss of $30,000 and other income of $114,000, respectively, as a result of Registrant’s equity interest in an investment.

Income Tax Expense

For the three months March 31, 2009 and 2008, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2009	3/31/2008	CHANGE	CHANGE
Water and Electric Services	$1,982	$4,573	$(2,591)	-56.7%
Contracted Services	360	(298)	658	220.8%
AWR (parent)	(978)	(20)	(958)	-4790.0%
Total income tax expense	$1,364	$4,255	$(2,891)	-67.9%

For the three months ended March 31, 2009, income tax expense for water and electric services decreased by 56.7% to $2.0 million compared to $4.6 million for the three months ended March 31, 2008 due primarily to a decrease in pretax income and a lower effective tax rate (“ETR”).  The ETR for water and electric services for the three months ended March 31, 2009 was 36.2% as compared to a 44.1% ETR applicable to the three months ended March 31, 2008.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services increased to $360,000 compared to a tax benefit of $298,000 for the three months ended March 31, 2008 due primarily to an increase in pretax income.  The ETR for contracted services for the year three months ended March 31, 2009 was 37.1% as compared to a 38.7% ETR applicable to the three months ended March 31, 2008.

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  For the three months ended March 31, 2009, the taxes recorded at AWR (parent) also include the effect of a change in California law during the first quarter of 2009.  On February 20, 2009, California’s governor signed two bills into law that amended and added several new provisions to California’s Revenue and Taxation Code.  One of the provisions in these bills changed the manner by which most taxpayers may compute the portion of their income derived from multiple jurisdictions that is subject to California taxation.  During the first quarter of 2009, AWR applied the changes in tax law resulting from enactment of the bills based on its understanding of the legislature’s intent, which is to permit taxpayers to apply an alternative apportionment method commencing with the 2011 tax year. As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances at March 31, 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the changes in tax law, as well as refining certain related estimates.  This resulted in the recording of a benefit of approximately $918,000, or $0.05 per share, during the first quarter of 2009. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  On a quarterly basis, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.  Absent this tax benefit, the consolidated ETR for the three months ended March 31, 2009 would have been 36.2%.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the critical accounting policies.

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that AWR no longer has access to the capital markets at reasonable terms, Registrant has access to a revolving credit facility that is currently utilized to support operations.  On August 25, 2008, AWR amended its $85 million syndicated credit facility, to increase the aggregate bank commitments by $30 million to $115 million. Up to $20 million of this facility may be used for letters of credit. As of March 31, 2009, an aggregate of $54.4 million in cash borrowings were included in current liabilities and approximately $11.3 million of letters of credit were outstanding under this facility.  As of March 31, 2009, AWR had approximately $49.3 million available to borrow under the credit facility.

AWR also has a Registration Statement on file with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of March 31, 2009, $150.0 million was available for issuance under this Registration Statement which will expire in August 2009. AWR is planning on issuing common shares in 2009 depending on market conditions.  Proceeds from the issuance of common shares are expected to be used to pay down short-term borrowings. In addition, a senior note was issued by GSWC on March 10, 2009, to CoBank, ACB (“CoBank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. This note  bears interest at the rate of  6.7%.  Under the terms of the note, GSWC shares in the profits of CoBank under a patronage arrangement.  If CoBank continues to pay the current amount of patronage, the annual cost of the note will be at or below 6.0%. The proceeds from the sale of the note to CoBank have been used to pay down short-term borrowings, pending their use to fund capital expenditures.

During the four months ended April 30, 2009, the fair value of the pension plan assets declined further by approximately 1% since December 31, 2008.  Continued decreases in plan asset values will: (i) result in an increase in Registrant’s underfunded positions on the balance sheet with a corresponding increase in regulatory assets for pensions and other postretirement obligations at year-end; (ii) potentially increase pension and postretirement expense in the next fiscal year, to the extent the effects are not offset by the effects of a change in the discount rate, and (iii) potentially require greater cash contributions in 2010 and subsequent years.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $19.8 million for the quarter ended March 31, 2009 as compared to $11.2 million for the same period ended March 31, 2008. The overall increase of $8.6 million was primarily attributable to an increase in water revenues at GSWC due to higher water rates charged to customers that were approved by the CPUC, and an increase in construction revenues at ASUS primarily for new projects at Fort

Bliss and the Virginia bases. The timing of cash receipts and disbursements related to working capital items, including rate recovery from customers of regulatory assets and changes in days sales outstanding, also affected the changes in net cash provided by operating activities.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations as adjusted by changes in working capital in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures at GSWC, decreased to $17.7 million for the three months ended March 31, 2009 as compared to $19.5 million for the same period in 2008.  The decrease was due to a business acquisition in 2008.  In the first quarter of 2008, ASUS completed the acquisition of contracts with a subcontractor and substantially all assets of the subcontractor used to provide wastewater services for certain of the Military Utility Privatization Subsidiaries for an aggregate purchase price of $2.3 million. Capital expenditures remained at the same level as in 2008 and are consistent with Registrant’s capital investment plan for 2009.

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

Cash Flows from Financing Activities:

Net cash provided by financing activities was $15.5 million for the three months ended March 31, 2009 as compared to $7.4 million for the same period in 2008. The increase of $8.1 million in net cash provided by financing activities was primarily due to the issuance of $40 million in long-term debt partially offset by decreases of $30.7 million in notes payable to banks to fund operations and $1.5 million in advances for and contributions in aid of construction.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources and short term and long term borrowings. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  GSWC has $100 million available for issuance of debt or equity securities under a Registration Statement that became effective in February 2009.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $18.7 million for the three months ended March 31, 2009 as compared to $15.0 million for the same period in 2008. The increase of $3.7 million is primarily attributable to increased water revenues resulting from higher water rates charged to customers that were approved by the CPUC, and the timing of cash receipts and disbursements related to working capital items affecting the changes in net cash provided by operating activities, including rate recovery from customers of GSWC’s regulatory assets and changes to the days sales outstanding.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures, increased to $17.2 million for the three months ended March 31, 2009 as compared to $16.0 million for the same period in 2008.  Capital expenditures are consistent with Registrant’s capital investment plan for 2009.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $17.1 million for the three months ended March 31, 2009 as compared to $449,000 for the same period in 2008. The increase of $16.7 million in net cash provided by financing activities was primarily due to the issuance of $40 million in long-term debt partially offset by: (i) a decrease of $17.8 million in intercompany borrowings to fund operations, (ii) an increase of $4.4 million in dividends paid, and (iii) a decrease of $1.4 million in advances for and contributions in aid of construction.

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

On March 10, 2009, GSWC issued a 6.7% senior note in the amount of $40.0 million due on March 10, 2019.

There have been no other material changes to AWR’s contractual obligations and other commitments since December 31, 2008. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year-ended December 31, 2008 for a detailed discussion of contractual obligations and other commitments.

Regulatory Matters

Recent Changes in Rates

Rate increases in 2009:

In January 2009, the CPUC approved escalation/attrition year rate increases for all three GSWC water ratemaking areas effective January 1, 2009.  The authorized rate increases are expected to provide GSWC with additional annual revenues of approximately $256,000 for Region I.  The authorized rate changes are expected to provide GSWC additional annual revenues of approximately $5.1 million for Region II, representing the third year of a three-year rate case increase approved by the CPUC in 2007. The interim rate changes for Region III are expected to provide GSWC with additional revenues of approximately $4.0 million  in 2009. These estimates of additional revenues are based upon normalized sales levels approved by the CPUC, effective January 1, 2009.

Rate increases in 2008:

In January 2008, the CPUC approved rate increases of $6.4 million for the seven ratemaking areas in the Region I customer service area based on an authorized return on equity of 10.2%.  On March 3, 2008, the DRA filed an application for rehearing of the Region I General Rate Case (“GRC”) decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  In September 2008, the CPUC granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.7 million of costs incurred in connection with the La Serena Plant Improvement Project.  The project is currently in rate base and the earnings have been included in rates since January 1, 2008.  At this time, management believes it is probable that the costs of this project will be allowed to remain in rate base.  The final resolution of this issue is expected in the fourth quarter of 2009.

In January 2008, the CPUC also approved attrition year rate increases for Regions II and Region III customer service areas effective January 1, 2008 designed to generate annual revenues of approximately $3.6 million and $3.0 million based on an authorized return on equity of 10.1% and 9.8%, respectively.

The combined rate increases for Regions I, II and III discussed above are designed to generate approximately $13.0 million in revenues annually, based upon normalized sales levels approved by the CPUC, effective January 1, 2008.

Pending Rate Requests

GSWC

GSWC filed its general rate case for Regions II and III plus the general office on July 1, 2008.  The new rates are to be effective for 2010, 2011 and 2012. If the rate increases are approved as filed, the rate increases are expected to generate approximately $20.3 million in annual revenues starting in 2010, $2.6 million in 2011 and $4.2 million in 2012 for Region II, and increases of $30.0 million starting in 2010, $1.7 million in 2011 and $3.7 million in 2012 for Region III.

In June 2008, GSWC’s BVES division filed its general rate case with the CPUC’s electric division.  The filing was the first full general rate case for BVES since 1996.  Costs incurred in connection with the construction of BVES’ 8.4 megawatt generating facility are expected to be reviewed by the CPUC as part of the 2008 general rate case.  The filing requests an overall annual revenue increase of $6.8 million for 2009.  In addition to the 2009 increases, there are incremental increases for the years 2010, 2011 and 2012 which, if approved, are expected to generate approximately $3.7 million of revenues through 2012.  All of the increase is to the base rate portion of BVES’ rates.  The $6.8 million increase represents an overall increase of approximately 23% over current rates.  BVES has included a request for a phased-in implementation of the rate increase.  The proposed phase in plan would recognize the full rate increase in the first year for financial reporting purposes, but defer the revenue recovery to a subsequent year.  In the application, BVES has requested an ROE of 11.7%.

During the third quarter of 2008, BVES filed an amended application to request CPUC approval of a new purchased power contract addressing the revenue requirement for the purchased power component of rates and also requesting regulatory accounting treatment for all unrealized gains and losses on the new contract due to derivative accounting.  A final decision on this application is expected in the second quarter of 2009.

CCWC

CCWC filed a rate case with the ACC in August 2004 for its water system in Fountain Hills, Arizona. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and was expected to generate additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues. During this GRC, CCWC sought to have its rates determined using a fair value rate base. The ACC elected not to use fair value in setting the rates. CCWC appealed the ACC’s use of only original cost less depreciation rate base to determine the revenue requirement with the Arizona Court of Appeals. Because CCWC’s fair value rate base was higher, the use of original cost exclusively to determine the revenue requirement deprived CCWC of a substantial amount of operating income. On February 13, 2007, the Arizona Court of Appeals upheld CCWC’s challenge to the ACC’s failure to use fair value rate base in the determination of operating income. The process the ACC utilized was found to be in violation of the Arizona Constitution. However, the Court also held that the ACC’s determination of the return on equity, while not well-explained, was made based on the evidence, was a matter within the agency’s substantial discretion and was lawful.  The ACC decided to not seek review, and the matter was returned to the ACC on remand for modification of the original ACC decision consistent with the decision of the Court of Appeals. Testimony was filed by ACC staff and the Residential Utility Consumer Office.  The ACC conducted evidentiary hearings on the remanded case in January 2008.  The ACC rendered its final decision on July 17, 2008.  The decision reduced the ROE from the 9.3% in the original decision by 200 basis points resulting in a return on fair value rate base of only 6.4%. Under this decision, CCWC’s annual revenues would only be expected to increase by $12,000.  CCWC has filed an appeal of  this decision.

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

As of March 31, 2009, CCWC has $3.5 million of goodwill which may be at risk for potential impairment if the requested rate increases are not granted by the ACC.

Other Regulatory Matters

See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2008 for a detailed discussion of other regulatory matters. The discussion below focuses on significant matters and changes since December 31, 2008.

Cost of Capital

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

GSWC filed its first cost of capital application under the new rate case plan on May 1, 2008.  The application requests the CPUC to adopt a return on equity (“ROE”) of 12.1%.   The scoping memo for this proceeding bifurcated the proceeding into two phases.  Phase I will establish ROEs.  Phase II will address automatic adjustment mechanisms for ROE/RORB between rate cases.  In May 2009, the CPUC issued a final decision in the Phase I cost of capital proceeding.  The final decision authorized an ROE of 10.2%.  In January 2009, the CPUC issued a revised scoping memo for Phase II of the proceeding which directed the parties to submit testimony addressing the effect of the current financial market crisis on the utilities ability to attract and retain capital.  Testimony was filed on February 2, 2009 and a hearing on that subject was held on February 12, 2009.  On February 23, 2009, GSWC signed a settlement agreement with DRA and the other utilities in Phase II of the cost of capital proceeding regarding the automatic adjustment mechanism.  That settlement, if adopted by the CPUC, would establish the index for adjusting the adopted ROE, the “trigger” for an adjustment, and the frequency and timing for possible adjustments.  A final decision on Phase II is expected late in the second quarter or early third quarter of 2009.

Conservation Rate Design and Revenue Adjustment Mechanisms

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

GSWC also implemented the MCBA in November 2008 that will permit GSWC to recover supply costs related to changes in water supply mix. This account replaced the water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account was implemented.

The CPUC also approved an advice letter filing in a separate proceeding to allow GSWC to create and implement a Water Conservation Memorandum Account (“WCMA”) to track the extraordinary expenses and revenue shortfall associated with the conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 and was used to track the revenue shortfall until the WRAM was implemented on November 25, 2008.  At November 24, 2008, approximately $1.9 million of net under-collection had been included in the WCMA for Regions II and III prior to the implementation of the WRAM.  However, unlike the WRAM which is probable for recovery according to the August 2008 CPUC decision, the recovery of the WCMA was less certain and therefore GSWC had not recorded the under-collection as of March 31, 2009.  In January 2009, GSWC filed an advice letter with the CPUC seeking authorization to recover the amounts included in the WCMA.  On April 16, 2009, the CPUC approved the WCMA and authorized GSWC to establish a 12-month surcharge to customers’ bills. The surcharge went into effect on April 21, 2009.  Accordingly, GSWC established a $1.9 million regulatory asset with a corresponding increase to income during the second quarter of 2009.  GSWC continues to track under-collections for Region I in the WCMA and will do so until a WRAM is established in Region I.  On May 7, 2009, the CPUC approved tiered rates for Region I and the establishment of a WRAM and MCBA which will go into effect on or about September 1, 2009.

CPUC Subpoena

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects totaling approximately $18.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC including recent data requests which asked for information prior to 1994. Management cannot predict the outcome of the investigation or audit at this time.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff to provide responsive materials that are relevant to CCWC.  Management cannot predict the outcome of the ACC’s request and whether it could affect the processing of CCWC’s GRC.

Pension Costs Memorandum Account

There was a significant increase in the underfunded status of the pension plan during 2008.  This was partially due to an increase in the projected benefit obligation in 2008 caused primarily from a decrease in the discount rate, as well as a significant decrease in the fair value of plan assets.  As a result of this increase in the underfunded status, Registrant will experience higher costs than have been estimated for inclusion in customer rates in 2009 and, if asset performance do not improve or applicable discount rates do not change in the future, Registrant may experience such a shortfall in future years, as well.

In March 2009, GSWC filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account.  If this account is approved, GSWC will track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs.  GSWC will not record the amounts in this account as a regulatory asset until they are reviewed and approved by the CPUC.  If approved by the CPUC, GSWC will then establish a regulatory asset with a corresponding increase to earnings. Until then, Registrant expects that its earnings will be negatively affected by increasing pension costs.  In April 2009, the CPUC’s Water Division rejected our filing.  GSWC has filed an appeal.  At this time, management cannot predict the outcome of this matter as it relates to 2009.  GSWC also amended its current rate case application to request a two-way balancing account to track fluctuations in the forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011 and 2012 in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”.  If approved as filed, GSWC will establish a regulatory asset with a corresponding increase to earnings in those years, for any shortfalls.

Mandatory Conservation and Rationing Memorandum Account

GSWC serves approximately 4,800 customers in the City of Bay Point in Region I.  The majority of the water supply for the Bay Point customer service area is obtained from the Contra Costa Water District (“CCWD”).  On March 4, 2009, CCWD made a finding that a water supply shortage existed within CCWD service territories and detailed a plan for significant conservation efforts.  Accordingly, GSWC filed an advice letter with the CPUC seeking authority to implement CPUC’s Rule No. 14.1, which details water conservation and rationing in its Bay

Point customer service area.  GSWC will implement water rationing, restrictions, and excess usage charges to its customers, as needed.  GSWC also filed a separate advice letter seeking authorization to establish a Mandatory Conservation and Rationing Memorandum Account (“MCRMA”) to track the additional administrative costs, operating costs, and revenue shortfall not otherwise recoverable through any other mechanism recognized by the CPUC.  Both advice letters are currently under review by the CPUC.

Bear Valley Electric

GSWC previously filed a complaint with the Federal Energy Regulatory Commission (“FERC”) seeking to reduce the $95 per MWh rate in the contract with Mirant Americas Energy Marketing (“Mirant Marketing”) to a just and reasonable price. The FERC denied GSWC’s complaint and GSWC appealed the denial. On December 19, 2006, the United States Court of Appeals for the Ninth Circuit issued an opinion granting the petition filed by GSWC for a review of the orders that the FERC issued.  The Court’s opinion remanded the case back to the FERC, finding that the FERC applied the wrong legal standard and ignored relevant factors in denying the Company’s complaint. Neither the FERC nor Mirant Marketing filed a petition with the Supreme Court of the United States for review of the Court of Appeals’ judgment in GSWC’s case, making the Court of Appeals’ judgment final. Other sellers of energy, however, sought Supreme Court review of the Ninth Circuit’s judgment remanding to the FERC similar complaints brought against them by other utilities. The Supreme Court affirmed the Ninth Circuit’s judgment remanding those cases, but on narrower grounds than in the Ninth Circuit’s opinion. The Ninth Circuit vacated its opinion in all the cases, including GSWC’s case, in light of the Supreme Court’s decision and remanded the cases to the FERC. The FERC has stayed the proceedings to allow the parties an opportunity to engage in settlement discussions.

In May 2009, GSWC reached a settlement agreement with Mirant Energy Trading, LLC, which acquired the power contract from Mirant Marketing as a result of bankruptcy reorganization. Pursuant to that settlement agreement, GSWC filed with the FERC a notice of the withdrawal of its complaint. The settlement agreement requires Mirant Energy Trading to pay $1 million as a cash settlement to GSWC after the withdrawal of the complaint at the FERC becomes effective. Absent the objection of another party to the case or a FERC order rejecting the withdrawal of the complaint, the withdrawal will become effective in 15 days, or on May 20, 2009. If an objection to the withdrawal of the complaint is filed, the withdrawal of the complaint will become effective only upon an order by the FERC approving the withdrawal.

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

There have been no material changes to AWR’s environmental matters since December 31, 2008. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operation-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2008 for a detailed discussion of environmental matters.

Water Supply

State Water Project

GSWC manages a portfolio of water supplies, including groundwater production, use of treated surface water and arrangements with water wholesalers to insure the reliability, quality and affordability of water.  For example, GSWC has contracts with various governmental entities, principally Metropolitan Water District’s member agencies (“MWD”), and other parties to purchase water for distribution to customers.  The MWD is a public agency organized and managed to provide a supplemental, imported supply of water to its member public agencies.  GSWC has 46 connections to MWD’s water distribution facilities and those of member agencies.  The Company purchases MWD water through six separate member agencies aggregating more than 62,000 acre-feet annually. MWD’s principal sources of water are the Colorado River via the Colorado River Aqueduct and northern California supplies via the State Water Project (“SWP”).

Water supplies available to MWD through the SWP have historically varied from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its constituents.

A key link in the SWP is the Sacramento/San Joaquin River Delta adjacent to the San Francisco Bay (“Delta”).  The fresh water pathway through the Delta is supported by earthen levees, and the reliability of those levees has been called into question based on post hurricane Katrina assessments by various federal, state and local agencies.  A significant failure of the Delta levee system would substantially interfere with water exports, thus potentially disrupting the water supply available to GSWC from northern California via MWD.  In addition, the environmental health of the Delta has been called into question, citing declining levels of particular fish species.  In light of these risks and environmental concerns, the state Department of Water Resources (“DWR”) and the Governor have convened a series of interdisciplinary task forces to develop proposals to preserve the environmental viability of the Delta and safeguard the water supply.  GSWC continues to participate in and monitor developments related to the Delta and efforts to craft a workable solution to the risks presented by reliance on the Delta for water supplies in southern California.

The SWP faces particular challenges to the operation of its pumping plant located at the southern end of the Delta which naturally drains to the Pacific Ocean through the San Francisco Bay. Because of its diversion of water for export to central, coastal and southern California through the pumping plant, the SWP is subject to a variety of operating limitations and permitting processes designed, collectively, to balance the need for water exports with the need to restore and protect the Delta environment.  In late 2007, a Federal judge issued a decision in the case Natural Resources Defense Council v. Kempthorne, Case No. 05-CV-1207 (U.S. Dist. Ct., E.D.) finding, among other things, that the Biological Opinion (“BiOp”) issued by the U.S. Fish and Wildlife Service (the “Service”) was legally insufficient and failed to consider recent declines in delta smelt fish populations.  A new BiOp, responsive to recent scientific findings and to the judge’s order, was filed December 15, 2008.  The BiOp, which sets the parameters for a new operating procedure for the SWP, could result in permanent restrictions on water deliveries through the Delta, reducing deliveries in some years by up to 50%.

  At the start of each year, DWR issues a conservative initial allocation estimate that is typically increased as the water year progresses. Due to declining storage levels in the State’s reservoirs, DWR has established a 30% delivery level through the SWP for 2009.  Final 2009 allocations to SWP contractors will be set in May 2009, and, if that percentage remains at 30%, it will match the lowest delivery level in SWP history. The board of MWD voted on April 14, 2009 to implement its Water Supply Allocation Plan to effectively reduce water deliveries across the region by 10% beginning July 1, 2009.  MWD plans to achieve the reduction by imposing significant penalty charges to its member agencies who do not achieve stated reductions.  GSWC purchases MWD water through these member agencies, and expects the member agencies to implement similar penalty structures to GSWC to ensure commensurate conservation levels.  MWD has also announced an 8.8%  basic rate increase as well as a $69 per-acre-foot Delta surcharge.  These two elements result in a combined average increase of 19.7% effective September 1, 2009.  As a result of the water supply shortages, GSWC may implement water rationing, restrictions, and excess usage charges to its customers, as needed.  In May 2009, GSWC filed an advice letter with the CPUC to implement water conservation and rationing in its Bay Point customer service area.  GSWC will consider similar action in other customer service areas as needed.

Statewide water conditions have improved in recent months but they remain below average for the third consecutive year.  Total water storage in the Colorado River basin is also slightly better than last year.  But average water storage is at 54% of overall capacity as a result of a persistent drought in the basin.  Lake Mead, which supplies Southern California, is at 46% of its full capacity, although it may receive more water from upstream Lake Powell as the season progresses.

Additional information on water supply issues are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk primarily relating to changes in the market price of electricity and the impact of the current financial crisis. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

The financial crisis continues to affect the fair value of Registrant’s assets in the pension and postretirement plans.  During the four months ended April 30, 2009, the fair value of the pension plan assets declined further by approximately 1% since December 31, 2008.

There have been no other material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2008. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings described in our 2008 Annual Report on Form
10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2008, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the first quarter of 2009.  The following table provides information about repurchases of common shares by AWR during the first quarter of 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
January 1 - 31, 2009	211		$32.04	—	NA
February 1 – 28, 2009	43		$34.78	—	NA
March 1 - 31, 2009	50		$32.84	—	NA
Total	304	(2)	$32.56	—	NA	(3)

(1)          None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          All of the common shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

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

Item 5. Other Information

(a)          On April 30, 2009, the Board of Directors of AWR declared a regular quarterly dividend of $0.250 per common share. The dividend will be paid on June 1, 2009 to shareholders of record as of the close of business on May 11, 2009.

(b)         There have been no material changes during the first quarter of 2009 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a)          The following documents are filed as Exhibits to this report:

3.1	Bylaws of American States Water Company (incorporated by reference to the Form 8-K filed on November 5, 2008) (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)          Filed concurrently herewith

(2)          Furnished concurrently herewith

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial Officer and Secretary

Date:	May 11, 2009