Form 10-Q
period 2009-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2009-08-07
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

or

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

As of August 5, 2009, the number of Common Shares outstanding, of American States Water Company was 18,499,423 shares. As of August 5, 2009, all of the 134 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS
(Unaudited)

(in thousands)	June 30, 2009	December 31, 2008
Utility Plant
Utility plant, at cost	$1,208,720	$1,171,284
Less - Accumulated depreciation	(360,871)	(346,022)
Net utility plant	847,849	825,262

Other Property and Investments
Goodwill	4,610	4,610
Other property and investments	11,484	10,689
Total other property and investments	16,094	15,299

Current Assets
Cash and cash equivalents	9,754	7,283
Accounts receivable — customers (less allowance for doubtful accounts of $642 in 2009 and $656 in 2008)	15,906	14,315
Unbilled revenue	24,904	17,958
Receivable from the U.S. government (less allowance for doubtful accounts of $67 in 2009 and $121 in 2008)	6,470	8,094
Other accounts receivable (less allowance for doubtful accounts of $456 in 2009 and $474 in 2008)	4,290	6,341
Income taxes receivable	115	1,526
Materials and supplies, at average cost	1,772	2,109
Regulatory assets — current	15,062	16,071
Prepayments and other current assets	2,236	2,950
Costs and estimated earnings in excess of billings on uncompleted contracts	14,336	11,836
Deferred income taxes — current	2,571	2,131
Total current assets	97,416	90,614

Regulatory and Other Assets
Regulatory assets	113,717	104,521
Other accounts receivable	8,369	8,167
Costs and estimated earnings in excess of billings on uncompleted contracts	7,054	6,897
Deferred income taxes	307	254
Other	10,273	10,273
Total regulatory and other assets	139,720	130,112

Total Assets	$1,101,079	$1,061,287

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2009	December 31, 2008
Capitalization
Common shares, no par value, no stated value	$221,242	$185,499
Earnings reinvested in the business	132,737	125,004
Total common shareholders’ equity	353,979	310,503
Long-term debt	306,346	266,536
Total capitalization	660,325	577,039

Current Liabilities
Notes payable to banks	10,850	74,700
Long-term debt — current	644	636
Accounts payable	39,622	36,582
Income taxes payable	598	974
Accrued employee expenses	7,346	5,625
Accrued interest	3,224	2,463
Unrealized loss on purchased power contracts	8,547	—
Billings in excess of costs and estimated earnings on uncompleted contracts	4,420	2,094
Other	13,612	14,323
Total current liabilities	88,863	137,397

Other Credits
Advances for construction	85,611	86,816
Contributions in aid of construction — net	102,912	101,593
Deferred income taxes	86,673	84,750
Unamortized investment tax credits	2,200	2,245
Accrued pension and other postretirement benefits	54,890	52,235
Regulatory liabilities	423	425
Billings in excess of costs and estimated earnings on uncompleted contracts	10,299	9,866
Other	8,883	8,921
Total other credits	351,891	346,851

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,101,079	$1,061,287

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS
ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2009	2008
Operating Revenues
Water	$74,157	$65,370
Electric	5,888	6,208
Contracted services	13,508	8,735
Total operating revenues	93,553	80,313

Operating Expenses
Water purchased	12,257	13,079
Power purchased for pumping	2,688	2,655
Groundwater production assessment	2,857	2,890
Power purchased for resale	2,403	2,595
Unrealized gain on purchased power contracts	—	(1,664)
Supply cost balancing accounts	3,332	(672)
Other operating expenses	7,165	7,053
Administrative and general expenses	15,522	14,943
Depreciation and amortization	8,387	7,810
Maintenance	3,887	4,770
Property and other taxes	2,712	2,839
Construction expenses	7,829	4,434
Total operating expenses	69,039	60,732

Operating Income	24,514	19,581

Other Income and Expenses
Interest expense	(5,659)	(5,294)
Interest income	296	775
Other	82	7
Total other income and expenses	(5,281)	(4,512)

Income from operations before income tax expense	19,233	15,069

Income tax expense	7,734	5,786

Net Income	$11,499	$9,283

Weighted Average Number of Shares Outstanding	17,861	17,248
Basic Earnings Per Common Share	$0.64	$0.54

Weighted Average Number of Diluted Shares	17,987	17,325
Fully Diluted Earnings Per Share	$0.64	$0.53

Dividends Declared Per Common Share	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS
ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008
Operating Revenues
Water	$130,951	$117,459
Electric	14,520	15,011
Contracted services	27,691	16,785
Total operating revenues	173,162	149,255

Operating Expenses
Water purchased	20,471	21,032
Power purchased for pumping	4,376	4,335
Groundwater production assessment	5,374	5,265
Power purchased for resale	6,365	6,834
Unrealized gain on purchased power contracts	—	(4,507)
Supply cost balancing accounts	6,860	(779)
Other operating expenses	14,318	15,049
Administrative and general expenses	32,387	29,770
Depreciation and amortization	16,748	15,603
Maintenance	7,960	8,542
Property and other taxes	6,112	5,759
Construction expenses	16,274	8,309
Net gain on sale of property	(15)	—
Total operating expenses	137,230	115,212

Operating Income	35,932	34,043

Other Income and Expenses
Interest expense	(10,953)	(10,672)
Interest income	498	1,136
Other	52	121
Total other income and expenses	(10,403)	(9,415)

Income from operations before income tax expense	25,529	24,628

Income tax expense	9,098	10,041

Net Income	$16,431	$14,587

Weighted Average Number of Shares Outstanding	17,588	17,243
Basic Earnings Per Common Share	$0.93	$0.84

Weighted Average Number of Diluted Shares	17,718	17,362
Fully Diluted Earnings Per Share	$0.92	$0.84

Dividends Declared Per Common Share	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$16,431	$14,587
Adjustments for non-cash items:
Depreciation and amortization	16,748	15,603
Provision for doubtful accounts	530	406
Deferred income taxes and investment tax credits	1,108	4,415
Unrealized gain on purchased power contracts	—	(4,507)
Stock-based compensation expense	825	618
Other — net	771	279
Changes in assets and liabilities:
Accounts receivable — customers	(2,121)	(1,854)
Unbilled revenue	(6,946)	(5,646)
Other accounts receivable	1,849	354
Receivable from the U.S. government	1,624	2,526
Materials and supplies	337	(107)
Prepayments and other current assets	714	723
Regulatory assets — supply cost balancing accounts	6,860	(779)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,657)	(6,081)
Other assets	(6,950)	(1,790)
Accounts payable	1,271	5,102
Income taxes receivable/payable	1,035	(1,876)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,759	2,899
Accrued pension and other postretirement benefits	2,655	2,629
Other liabilities	2,286	153
Net cash provided	39,129	27,654

Cash Flows From Investing Activities:
Construction expenditures	(36,940)	(38,822)
Business acquisition	—	(2,298)
Net cash used	(36,940)	(41,120)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	34,887	424
Proceeds from stock option exercises	10	53
Receipt of advances for and contributions in aid of construction	852	3,776
Refunds on advances for construction	(2,389)	(2,709)
Repayments of long-term debt	(181)	(198)
Proceeds from issuance of long-term debt, net of issuance costs	39,777	—
Net change in notes payable to banks	(63,850)	19,550
Dividends paid	(8,660)	(8,621)
Other — net	(164)	(136)
Net cash provided	282	12,139
Net increase (decrease) in cash and cash equivalents	2,471	(1,327)
Cash and cash equivalents, beginning of period	7,283	1,698
Cash and cash equivalents, end of period	$9,754	$371

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS
(Unaudited)

(in thousands)	June 30, 2009	December 31, 2008
Utility Plant
Utility plant, at cost	$1,140,427	$1,103,932
Less - Accumulated depreciation	(339,428)	(326,089)
Net utility plant	800,999	777,843

Other Property and Investments	8,508	7,719

Current Assets
Cash and cash equivalents	3,888	3,812
Accounts receivable-customers (less allowance for doubtful accounts of $610 in 2009 and $632 in 2008)	15,528	13,969
Unbilled revenue	24,517	17,641
Inter-company receivable	360	309
Other accounts receivable (less allowance for doubtful accounts of $443 in 2009 and 2008)	4,161	4,348
Materials and supplies, at average cost	1,656	1,543
Regulatory assets — current	15,044	16,018
Prepayments and other current assets	1,986	2,714
Deferred income taxes — current	2,690	2,144
Total current assets	69,830	62,498

Regulatory and Other Assets
Regulatory assets	113,717	104,521
Other accounts receivable	8,369	8,167
Other	9,534	9,402
Total regulatory and other assets	131,620	122,090

Total Assets	$1,010,957	$970,150

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2009	December 31, 2008
Capitalization
Common shares, no par value, no stated value	$195,394	$194,728
Earnings reinvested in the business	124,976	129,805
Total common shareholder’s equity	320,370	324,533
Long-term debt	300,371	260,561
Total capitalization	620,741	585,094

Current Liabilities
Long-term debt — current	334	326
Accounts payable	30,845	25,897
Inter-company payable	1,900	18,392
Income taxes payable to Parent	4,142	2,794
Accrued employee expenses	6,443	4,940
Accrued interest	3,190	2,391
Deferred income taxes — current	3	39
Unrealized loss on purchased power contracts	8,547	—
Other	12,791	13,245
Total current liabilities	68,195	68,024

Other Credits
Advances for construction	79,385	80,977
Contributions in aid of construction - net	91,132	89,519
Deferred income taxes	86,176	83,765
Unamortized investment tax credits	2,200	2,245
Accrued pension and other postretirement benefits	54,890	52,235
Other	8,238	8,291
Total other credits	322,021	317,032

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,010,957	$970,150

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS
ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended June 30, 2009
(in thousands)	2009	2008
Operating Revenues
Water	$72,295	$63,413
Electric	5,888	6,208
Total operating revenues	78,183	69,621

Operating Expenses
Water purchased	11,955	12,896
Power purchased for pumping	2,535	2,497
Groundwater production assessment	2,857	2,890
Power purchased for resale	2,403	2,595
Unrealized gain on purchased power contracts	—	(1,664)
Supply cost balancing accounts	3,332	(672)
Other operating expenses	6,215	5,628
Administrative and general expenses	12,289	11,934
Depreciation and amortization	7,721	7,252
Maintenance	2,996	3,795
Property and other taxes	2,357	2,648
Total operating expenses	54,660	49,799

Operating Income	23,523	19,822

Other Income and Expenses
Interest expense	(5,423)	(4,965)
Interest income	296	729
Other	63	5
Total other income and expenses	(5,064)	(4,231)

Income from operations before income tax expense	18,459	15,591

Income tax expense	7,545	5,985

Net Income	$10,914	$9,606

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE SIX MONTHS

ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Operating Revenues
Water	$127,473	$113,919
Electric	14,520	15,011
Total operating revenues	141,993	128,930

Operating Expenses
Water purchased	19,942	20,683
Power purchased for pumping	4,102	4,072
Groundwater production assessment	5,374	5,265
Power purchased for resale	6,365	6,834
Unrealized gain on purchased power contracts	—	(4,507)
Supply cost balancing accounts	6,860	(779)
Other operating expenses	12,284	11,744
Administrative and general expenses	26,098	23,601
Depreciation and amortization	15,434	14,494
Maintenance	6,037	7,119
Property and other taxes	5,366	5,409
Net gain on sale of property	(15)	—
Total operating expenses	107,847	93,935

Operating Income	34,146	34,995

Other Income and Expenses
Interest expense	(10,419)	(10,017)
Interest income	495	1,086
Other	41	91
Total other income and expenses	(9,883)	(8,840)

Income from operations before income tax expense	24,263	26,155

Income tax expense	9,656	10,631

Net Income	$14,607	$15,524

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$14,607	$15,524
Adjustments for non-cash items:
Depreciation and amortization	15,434	14,494
Provision for doubtful accounts	507	367
Deferred income taxes and investment tax credits	1,509	4,395
Unrealized gain on purchased power contracts	—	(4,507)
Stock-based compensation expense	621	515
Other — net	502	175
Changes in assets and liabilities:
Accounts receivable — customers	(2,066)	(1,809)
Unbilled revenue	(6,876)	(5,562)
Other accounts receivable	(15)	(200)
Materials and supplies	(113)	(35)
Prepayments and other current assets	728	791
Regulatory assets — supply cost balancing accounts	6,860	(779)
Other assets	(6,981)	(1,642)
Accounts payable	2,976	6,093
Inter-company receivable/payable	(343)	115
Income taxes receivable/payable from/to Parent	1,348	(1,280)
Accrued pension and other postretirement benefits	2,655	2,629
Other liabilities	2,346	90
Net cash provided	33,699	29,374

Cash Flows From Investing Activities:
Construction expenditures	(35,966)	(36,004)
Net cash used	(35,966)	(36,004)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	852	3,585
Refunds on advances for construction	(2,369)	(2,614)
Proceeds from the issuance of long-term debt, net of issuance costs	39,777	—
Repayments of long-term debt	(182)	(198)
Net change in inter-company borrowings	(16,200)	9,360
Dividends paid	(19,400)	(4,400)
Other — net	(135)	(127)
Net cash provided	2,343	5,606

Net increase (decrease) in cash and cash equivalents	76	(1,024)
Cash and cash equivalents, beginning of period	3,812	1,389
Cash and cash equivalents, end of period	$3,888	$365

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 255,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona.  ASUS performs water and wastewater related services and operations on a contract basis. Through its wholly-owned subsidiaries, ASUS has agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances. There is no direct regulatory oversight by either the CPUC or the ACC of the operation or rates of either the contracted services provided by ASUS and its wholly owned subsidiaries or AWR.  AWR’s assets, revenues and operations are primarily those of GSWC.

Basis of Presentation: The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. Investments in partially-owned affiliates are accounted for by the equity method when Registrant’s ownership interest exceeds 20%. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with Registrant’s consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2008 filed with the SEC.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $115 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheets as of June 30, 2009 and December 31, 2008. The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors agreed upon by the CPUC.

Long-Term Debt:  A senior note was issued on March 10, 2009, to CoBank, ACB (“Co-Bank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. This note also provides for patronage, where GSWC shares in the profits of CoBank.  If the current amount of patronage continues to be paid, the annual cost of the note is at or below 6.0%. The proceeds have been used to pay down short-term borrowings and fund capital expenditures.  The terms of the new agreement are substantially the same as the terms of a previous note agreement with CoBank executed in October 2005.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $708,000 and $635,000 for the three months ended June 30, 2009 and 2008, respectively, and $1,334,000 and $1,333,000 for the six months ended June 30, 2009 and 2008, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $159,000 during the three months ended June 30, 2009 and $329,000 for the six months ended June 30, 2009.

New Accounting Pronouncements:   In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (revised 2007), “Business Combinations” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations that Registrant may engage in subsequent to that date will be recorded and disclosed under the new standard.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,”.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.  The adoption of the standard did result in enhanced qualitative disclosure of Registrant’s derivative instrument as discussed in Note 4.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  FSP No. FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to require additional disclosures about plan assets held in an employer’s defined benefit pension or other postretirement plan, and to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance in SFAS No. 157, “Fair Value Measurements”, and (iv) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009.  Registrant is evaluating the potential impact of FSP No. FAS 132(R)-1.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This position requires disclosures beginning in the second quarter of 2009 about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim and annual reporting periods. Since FSP SFAS No. 107-1 and APB No. 28-1 impacts disclosure only, the adoption of this position will not have an impact on Registrant’s consolidated results of operations, financial position or cash flows.  This enhanced disclosure is provided in Note 5.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The new standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009.  This statement impacts disclosure only.  Registrant has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166,  “Accounting for Transfers of Financial Assets. SFAS No.166 is a revision of SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred assets. It removes the concept of qualifying special—purpose entity from US GAAP, changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009. Registrant is currently evaluating the potential impact of SFAS No.166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (FIN) No. 46(R)”, amending existing consolidation guidance for variable interest entities. The new standard requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity.  SFAS 167 also amends certain guidance for determining whether an entity is a variable interest entity. A company must now disclose how its involvement with a variable interest entity affects the company’s financial statements and disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009. Registrant is currently evaluating the potential impact of SFAS No.167.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  The FASB Accounting Standards Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing accounting and reporting standards, other than rules and interpretative releases issued by the SEC. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At June 30, 2009, Registrant had approximately $23.8 million of regulatory assets not accruing carrying costs. Of this amount, $7.4 million relates to deferred income taxes representing accelerated tax benefits flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, $8.5 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchased power contracts, and $3.2 million relates to general rate case memorandum accounts to be recovered over 12 - 24 months.  The remainder relates to other expenses that do not provide for recovery of carrying costs that Registrant expects to recover in rates over a short period.

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(In thousands)	June 30, 2009	December 31, 2008
GSWC
Electric supply cost balancing account	$14,100	$16,077
Water supply cost balancing accounts	8,811	11,807
Water revenue adjustment mechanism, net of modified cost balancing accounts	5,591	825
Water conservation memorandum accounts	2,586	—
Costs deferred for future recovery on Aerojet case	20,183	20,613
Pensions and other postretirement obligations	39,546	40,939
Flow-through taxes, net	7,409	7,134
Electric transmission line abandonment costs	2,916	3,001
Asset retirement obligations	3,816	3,646
Low income rate assistance balancing accounts	4,362	4,758
General rate case memorandum accounts	3,245	4,922
Santa Maria adjudication memorandum accounts	3,984	4,011
Derivative losses (gains) memorandum account	8,547	—
Refund of water right lease revenues	(2,107)	(2,360)
Other regulatory assets, net	5,772	5,166
Total GSWC	$128,761	$120,539
CCWC
Asset retirement obligations	$57	$55
Other regulatory liabilities, net	(462)	(427)
Total AWR	$128,356	$120,167

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2008 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2008.

Supply Cost Balancing Accounts:

Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $14.1 million and $16.1 million at June 30, 2009 and December 31, 2008, respectively, a reduction in the under-collection of $2.0 million during the six months ended June 30, 2009.  As of June 30, 2009, the electric supply cost balancing account consists of under-collections incurred during the energy crisis in late 2000 and 2001, costs of abandonment of a transmission line upgrade and increases in purchased energy and power system delivery costs discussed below.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of

2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 28,828,792 and 29,717,109 kilowatt hours of electricity to its BVES customers for the three months ended June 30, 2009 and 2008, respectively, and sold 70,436,119 and 73,414,752 kilowatt hours of electricity to its customers for the six months ended June 30, 2009 and 2008, respectively.  As a result of the surcharge, the supply cost balancing account was reduced by approximately $641,000 and $667,000 for the three months ended June 30, 2009 and 2008, respectively, and $1,565,000 and $1,641,000 for the six months ended June 30, 2009 and 2008, respectively.  Approximately $21.7 million of the $23.1 million under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge.  Therefore, as of June 30, 2009 approximately $1.4 million related to the energy crisis remains to be recovered through this surcharge.  GSWC anticipates the surcharge, based on projected electricity sales, to be sufficient for it to recover by August 2011 the amount of the under-collected balance incurred during the energy crisis. However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek additional recovery from the CPUC of any amounts not recovered through this surcharge.

Changes in purchased energy and power system delivery costs as compared to CPUC authorized rates have also impacted the electric supply cost balancing account by $9.1 million as of June 30, 2009. The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of a 2001 settlement which was subsequently approved in a CPUC decision. The BVES division of GSWC is allowed to include its actual recorded purchased energy costs up to a weighted annual average cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the three months and six months ended June 30, 2009 and 2008.

Charges to GSWC by Southern California Edison (“Edison”) associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is $38,137 per month.  The incremental costs of $3.6 million at June 30, 2009 not included in rates have been included in the balancing account at June 30, 2009 for subsequent recovery from customers, subject to CPUC approval.

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

For the three months ended June 30, 2009 and 2008, approximately $483,000 and $1.5 million of under-collections (including interest), respectively, were recorded in the water supply cost balancing accounts.  For the six months ended June 30, 2009 and 2008, approximately $764,000 and $2.4 million of under-collections (including interest), respectively, were recorded in the water supply cost balancing accounts. Amortization of surcharges that are in rates to recover under-collections from customers and surcredits that are in rates to refund over-collections to customers also increased or decreased the water supply cost balancing accounts, as applicable.  During the three months ended June 30, 2009 and 2008, approximately $2.2 million and $49,000, respectively, of surcharges were billed to customers to decrease previously incurred under-collections in the water supply cost balancing accounts.  During the six months ended June 30, 2009 approximately $3.8 million of surcharges were billed to customers to decrease previously incurred under-collections in the water supply cost balancing accounts.

During the six months ended June 30, 2008, approximately $247,000 was credited to customers to decrease the previously incurred over-collection in the supply cost balancing accounts.

As of June 30, 2009, there is a net under-collection of approximately $8.8 million in the water supply cost balancing accounts.  Of this amount, approximately $5.4 million relates to GSWC’s Region III customer service area.  In May 2008, the CPUC approved a surcharge to begin recovering Region III’s under-collection over 24 months.  At the end of the 24 months, any remaining balances for Region III will be included for recovery in a future filing.  The remaining $3.4 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I net under-collection of $2.4 million and Region II’s net under-collection of $1.0 million.  Currently, there are surcharges in place in Region I expiring in 2009 and 2010 to recover this under-collection. Effective January and February 2009, the CPUC approved surcharges in GSWC’s Regions II and III to recover under-collections in supply costs.

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

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over-or under-collection for the corresponding Region and is interest bearing at the current 90 day commercial paper rate. When the net amount for Regions II and III achieves a pre-determined level (i.e., at least 2.5 percent over-or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in GSWC’s general rate case proceedings or aggregated with future calendar year balances for comparison with the pre-determined recovery level of 2.5 percent of adopted revenues. As of June 30, 2009, GSWC has a net aggregated regulatory asset of $5.6 million which is comprised of a $7.9 million under-collection in the WRAM accounts and $2.3 million over-collection in the MCBA accounts.  The revenue requirement and volumetric revenues are adopted as part of a General Rate Case (“GRC”) every three years.  Regions II and III’s next GRC will be filed in July of 2011 with rates effective January 2013. As part of the GRC, the CPUC will adopt new volumetric revenues based on historical usage patterns and the revenue requirement adopted in that GRC.

On May 7, 2009, the CPUC approved tiered rates for Region I and the establishment of a WRAM and MCBA which will go into effect on or about September 1, 2009.

Water Conservation Memorandum Accounts (“WCMA”)

The CPUC also approved an advice letter filing in a separate proceeding to allow GSWC to create and implement a Water Conservation Memorandum Account (“WCMA”) to track the extraordinary expenses and revenue shortfall associated with conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 and was used to track the revenue shortfall and extraordinary expenses until the WRAM was implemented on November 25, 2008 for Regions II and III.  On November 24, 2008, approximately $2.0 million of net under-collections were included in the WCMA for Regions II and III prior to the implementation of the WRAM.  On April 16, 2009, the CPUC approved the advice letter filed by GSWC to recover the $2.0 million through a 12-month surcharge to customers’ bills. The surcharge went into effect on April 21, 2009.  Accordingly, GSWC established a $2.0 million regulatory asset for Regions II and III during the three months ended June 30, 2009.  In addition, GSWC established an $852,000 regulatory asset for Region I’s WCMA balance incurred during the period of August 18, 2008 through June 30, 2009 which is also now probable of recovery.  GSWC will file an advice letter for recovery of Region I’s WCMA, through a 12-month surcharge, once the WRAM and MCBA become effective on or about September 1, 2009 for the period of August 18, 2008 through August 31, 2009.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $252,000 and $277,000 was billed to customers during the three months ended June 30, 2009 and 2008, respectively, and $463,000 and $490,000 during the six months ended June 30, 2009 and 2008, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision. Pursuant to the decision, additional interest of approximately $13,000 and $109,000 was added to the Aerojet litigation memorandum account during the three months ended June 30, 2009 and 2008, respectively, and $33,000 and $256,000 during the six months ended June 30, 2009 and 2008, respectively.

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

Pensions and Other Postretirement Obligations:

There was an increase in the underfunded status of the pension plan during 2008 which has resulted in higher pension costs during 2009.  In March 2009, GSWC filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account.  If this account is approved, GSWC will track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs.  GSWC will not record the amounts in this account as a regulatory asset until they are reviewed and approved by the CPUC.  If approved by the CPUC, GSWC will then establish a regulatory asset with a corresponding increase to earnings. Until then, Registrant expects that earnings will be negatively affected by increasing pension costs. In April 2009, the CPUC’s Water Division rejected GSWC’s filing.  GSWC has filed an appeal; however, at this time, management cannot predict the outcome of this matter as it relates to 2009.  GSWC also amended its current rate case application to request a two-way balancing account to track fluctuations in the forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011 and 2012 in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”.  If approved as filed, GSWC will establish a regulatory asset with a corresponding increase to earnings in those years, for any shortfalls.

Derivative Gains and Losses on Purchased Power Contracts Memorandum Account:

As described in Note 4, in October 2008 GSWC executed a new purchased power contract.  GSWC began receiving power under this contract on January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract.  The new contract is also subject to SFAS No. 133,”Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149, and requires mark-to-market derivative accounting.  In May 2009, the CPUC issued a final decision approving the new purchased power contract.  In the decision, the CPUC also authorized the establishment of a regulatory asset and liability memorandum account to offset the entries required by SFAS No. 133.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that would track the changes in fair value of the derivative throughout the term of the contract.  As of June 30, 2009, $8.5 million of cumulative unrealized losses have been included in this memorandum account.

Other Regulatory Matters:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects totaling approximately $24.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC including recent data requests which asked for information prior to 1994.  Management cannot predict the outcome of the investigation or audit at this time.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff and has provided responsive materials that are relevant to CCWC.  Management cannot predict the outcome of the ACC’s request and whether it could affect the processing of CCWC’s pending general rate case.

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might have a potential penalty. The CPUC considered the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES and on May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES).  The final decision affirmed the renewable obligation targets for the small utilities but also allowed for the small utilities to defer compliance under the CPUC’s flexible compliance rules.  BVES is continuing its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained,  BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules. Because the final decision deferred BVES’ interim target purchase levels for the years 2004 through 2007, management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier.  For the 2008 year, BVES did not meet the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of June 30, 2009.  At this time, management has determined that interim targets for the 2009 year will not be met but expects the CPUC to waive any potential fines in accordance with the flexible compliance rules.

In June 2009, GSWC implemented water conservation and rationing in its Bay Point customer service area.  GSWC has also filed advice letters with the CPUC to implement mandatory conservation and rationing in its Simi Valley, Orange County, Metropolitan, Claremont, San Dimas and San Gabriel Valley customer service areas.  Reduction goals range from 6% to 15% depending on the area.  GSWC will consider similar action in other customer service areas as needed.

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

Basic	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net income	$11,499	$9,283	$16,431	$14,587
Less: (a) Distributed earnings to common shareholders	4,465	4,312	8,794	8,622
Distributed earnings to participating securities	23	23	43	43
Undistributed earnings	7,011	4,948	7,594	5,922

(b) Undistributed earnings allocated to common shareholders	6,976	4,922	7,558	5,893
Undistributed earnings allocated to participating securities	35	26	36	29

Total income available to common shareholders, basic (a)+(b)	$11,441	$9,234	$16,352	$14,515

Weighted average Common Shares outstanding, basic	17,861	17,248	17,588	17,243
Basic earnings per Common Share	$0.64	$0.54	$0.93	$0.84

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under the Registrant’s 2000 and 2008 Stock Incentive Plans, and the 2003 Non-Employee Directors Stock Plan, and net income. At June 30, 2009 and 2008 there were 680,758 and 569,155 options outstanding, respectively, under these Plans. At June 30, 2009 and 2008, there were also 92,502 and 76,373 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Common shareholders earnings, basic	$11,441	$9,234	$16,352	$14,515
Undistributed earnings for dilutive stock options	35	—	36	29
Total common shareholders earnings, diluted	$11,476	$9,234	$16,388	$14,544

Weighted average common shares outstanding, basic	17,861	17,248	17,588	17,243
Stock-based compensation (1)	126	77	130	119
Weighted average common shares outstanding, diluted	17,987	17,325	17,718	17,362
Diluted earnings per Common Share	$0.64	$0.53	$0.92	$0.84

(1)      In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 329,975 and 356,923 stock options at June 30, 2009 and 2008, respectively, were deemed to be outstanding in accordance with SFAS No. 128, “Earnings Per Share”.  All of the 92,502 and 76,373 restricted stock units at June 30, 2009 and 2008, respectively, were included in the calculation of diluted EPS for the three and six months ended June 30, 2009 and 2008.

Stock options of 346,349 and 194,232 were outstanding at June 30, 2009 and 2008, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the six months ended June 30, 2009 and 2008.  Stock options of 4,434 and 18,000 were outstanding at June 30, 2009 and 2008, respectively, but not included in the computation of diluted EPS because they were antidilutive.

During the six months ended June 30, 2009 and 2008, Registrant issued 37,573 and 19,896 Common Shares, for approximately $904,000 and $424,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, and the stock incentive plans.

In May 2009, AWR completed a public offering of 1,150,000 shares of its Common Shares, including 150,000 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, at a price to the public of $31 per share. The net proceeds from the offering were $34.0 million, after deductions of underwriting commissions and discounts, and direct legal and accounting fees. The Company used the proceeds of the offering to repay short-term debt.

In addition, Registrant purchased 13,593 Common Shares on the open market during the six months ended June 30, 2009 under Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 24,837 Common Shares during the six months ended June 30, 2008, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan.  The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During each of the three months ended June 30, 2009 and 2008, AWR paid quarterly dividends to shareholders of approximately $4.3 million, or $0.25 per share. During the six months ended June 30, 2009 and 2008, AWR paid quarterly dividends to shareholders of approximately $8.7 million and $8.6 million, or $0.50 per share, respectively.

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

Registrant had certain block-forward purchased power contracts that were subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 138 and 149. During 2002, GSWC became a party to block-forward purchased power contracts that qualified as derivative instruments under SFAS No. 133.  As a result, unrealized gains and losses were recorded to earnings on a monthly basis to reflect the fair market value of the derivative at the end of each month. These contracts expired on December 31, 2008.  During the three and six months ended June 30, 2008, $1.7 million and $4.5 million, respectively, of unrealized gains on purchased power contracts were recorded to GSWC’s earnings.

In October 2008, GSWC executed a new purchased power contract.  GSWC began receiving power under this contract on January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract. The new contract was subject to CPUC approval and, in May 2009, the CPUC issued a final decision approving the contract.  The new contract is also subject to SFAS No. 133 and requires mark-to-market derivative accounting.  In connection with the filing to review and approve the new contract, BVES also requested and the CPUC authorized the establishment of a regulatory asset and liability memorandum account to offset the entries required by SFAS No. 133.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into the non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.  As a result, unrealized derivative gains and losses from the new contract will not affect GSWC’s earnings, and will have no impact on power purchased for resale due to regulatory accounting treatment.

As a result of the new purchased power contract, on a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month.  Registrant adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact in the adoption of SFAS No. 157 to the consolidated financial statements. However, SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

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

Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contracts. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant receives one broker quote to determine the fair value of its derivative instrument.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.  Accordingly, the valuation of the derivative on Registrant’s new purchased power contract has been classified as Level 3 for all periods presented.

The following tables present changes in the fair value of the derivative for the three and six months ended June 30, 2009 and 2008.

	For The Three Months Ended June 30,
(dollars in thousands)	2009	2008
Balance, at beginning of the period	$(8,428)	$1,289
Unrealized (loss) gain on purchased power contracts	(119)	1,664
Balance, at end of the period	$(8,547)	$2,953

	For The Six Months Ended June 30,
(dollars in thousands)	2009	2008
Balance, at beginning of the period	$—	$(1,554)
Unrealized (loss) gain on purchased power contracts	(8,547)	4,507
Balance, at end of the period	$(8,547)	$2,953

For the three and six months ended June 30, 2009, the unrealized losses were included in regulatory assets.  For the three and six months ended June 30, 2008, the unrealized gains were included in operating expenses.

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by the utility subsidiaries. Rates available to the utility subsidiaries at June 30, 2009 and December 31, 2008 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	June 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$300,705	$329,146	$260,887	$304,069
Long-term debt—CCWC	6,285	5,875	6,285	6,123
Total AWR	$306,990	$335,021	$267,172	$310,192

In March 2009, GSWC issued a 6.7% Senior Note due March 10, 2019 with an aggregate principal amount of $40.0 million.

Note 6 — Income Taxes:

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

On February 20, 2009, California’s governor signed two bills into law that amended and added several new provisions to California’s Revenue and Taxation Code.  One of the provisions in these bills changed the manner by which most taxpayers may compute the portion of their income derived from multiple jurisdictions that is subject to California taxation.  During the first quarter of 2009, AWR applied the change in tax law resulting from enactment of the bills based on its understanding of the legislature’s intent, which is to permit taxpayers to apply an alternative apportionment method commencing with the 2011 tax year.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances at March 31, 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, as well as refining certain related estimates.  This resulted in the recording of a benefit of approximately $918,000 during the first quarter of 2009. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Quarterly, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.

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

Note 7 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and six months ended June 30, 2009 and 2008 are as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefits Cost:
Service cost	$1,119	$896	$85	$86	$82	$60
Interest cost	1,426	1,350	161	161	80	63
Expected return on plan assets	(974)	(1,235)	(52)	(63)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	29	30	(50)	(50)	40	230
Amortization of actuarial loss (gain)	572	—	—	—	—	(14)
Net periodic pension cost	$2,172	$1,041	$249	$239	$202	$339

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefits Cost:
Service cost	$2,238	$1,792	$171	$172	$175	$120
Interest cost	2,852	2,700	321	322	166	126
Expected return on plan assets	(1,948)	(2,470)	(104)	(126)	—	—
Amortization of transition	—	—	210	210	—	—
Amortization of prior service cost (benefit)	58	60	(100)	(100)	80	460
Amortization of actuarial loss (gain)	1,144	—	—	—	—	(28)
Net periodic pension cost	$4,344	$2,082	$498	$478	$421	$678

Registrant expects to contribute a minimum of approximately $8,583,000 and $995,000 to the pension and postretirement medical plans in 2009, respectively.  During the three and six months ended June 30, 2009, $1,154,000 was contributed to the pension plan.  In May 2009, the Board of Directors approved the establishment of a Rabbi Trust created for the SERP plan. A contribution of $842,000 was made to the trust on June 15, 2009.

There was a significant increase in the underfunded status of the pension plan during 2008.  This was primarily due to a significant decrease in the fair value of plan assets due to market conditions during 2008.  The increase in the underfunded status of the pension plan resulted in higher pension costs during the three and six months ended June 30, 2009 compared to the same period in 2008.  However, during the seven months ended July 31, 2009, the fair value of the pension plan assets have increased by approximately 9.8% since December 31, 2008.

Note 8 — Contingencies:

Water Quality-Related Litigation:

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in five wells servicing GSWC’s South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority (“WQA”), against some of those allegedly responsible for the contamination of two of these wells. Some of the potential defendants settled with GSWC, other water purveyors and the WQA (the “Water Entities”), on VOC related issues prior to the filing of the lawsuit. In response to the filing of the lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the PRP’s motions. A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).

GSWC has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRP’s future costs associated with the treatment of these wells. In this same suit, the PRP’s have filed cross-complaints against the Water Entities, the Metropolitan Water District, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Main San Gabriel Basin for use by GSWC and the other two affected water purveyors and for other related claims.

On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which the two impacted GSWC wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRP’s and the Water Entities. EPA is also conducting settlement discussions with several PRP’s regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements with a number of the PRP’s are being finalized; however, Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

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

Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. The City hired a consultant to perform an appraisal of the value of GSWC’s water system serving the City. The value was estimated in 2004 by the City’s consultant at $40 - $45 million. GSWC disagrees with the consultant’s valuation assessment. As of June 30, 2009, management believes that the fair market value of the Claremont water system exceeds the $42.1 million recorded net book value and also exceeds the consultant’s estimates of its value. The council members agreed that the acquisition of GSWC’s water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems.  In meetings held in 2008 and 2009, the Claremont City Council stated that they had decided to authorize additional studies of the acquisition of GSWC’s water system and planned to move forward on this matter.

The Town of Apple Valley (the “Town”) had abandoned its activities related to a potential condemnation of GSWC’s water system serving the Town in 2007. However, in April 2009, the Town announced that it will again consider a potential takeover of GSWC’s Apple Valley water systems as well as those of another privately-owned utility.  The Town Council has directed staff to research the costs associated with updating the previously prepared financial feasibility study for the acquisition of GSWC’s water system.

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

Aerojet Note Receivable:

Pursuant to the settlement agreement with Aerojet, GSWC has an $8.0 million note receivable, plus $2.5 million of accrued interest, guaranteed by Aerojet.  This note, plus interest on the unpaid balance, is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  In January 2009, Moody’s Investors Service downgraded the corporate family ratings of GenCorp Inc., Aerojet’s parent, further to B3 from B2 and its probability of default rating to Caa1 from B2.  Obligations rated “B” by Moody’s are considered speculative by Moody’s and are, in Moody’s view, subject to high credit risk and have generally poor credit quality.  Obligations rated Caa1 are judged by Moody’s to be of poor credit standing and are, in Moody’s view, subject to very high credit risk and have extremely poor credit quality.  On March 31, 2009, Standard & Poor’s Ratings Services, or S&P, lowered its ratings on GenCorp to CCC+ from B+ with a developing outlook.  An S&P rating of “CCC” indicates a current identifiable vulnerability to default by S&P that is, in S&P’s view, dependent upon favorable business, financial and economic conditions to meet timely payment of interest and repayment of principal.  At this time, management believes the note receivable from Aerojet is still fully collectible and has not provided a reserve for uncollectible amounts as of June 30, 2009.  GSWC will continue to assess recoverability of this note receivable.

Air Quality Management District:

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility (“Watson Well”) and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004. In 2007, GSWC reached a settlement of the NOV with the AQMD.  As part of the settlement, GSWC agreed to perform a Supplemental Environmental Program (“SEP”) that included installation and operation of granular activated carbon (“GAC”) filters at the facility.  The AQMD accepted this agreement and assessed a nominal penalty.  In February 2009, GSWC began operating the permanent GAC treatment system at the Watson Plant.  GSWC submitted a final report to the AQMD indicating the completion of the SEP in April 2009.  AQMD has acknowledged the completion of the SEP and therefore, management believes that GSWC has fulfilled its obligations under the settlement with AQMD and no further penalties are expected to be assessed.  GSWC has spent approximately $892,000 as of June 30, 2009 on the GAC treatment system. Management also believes it is probable that the capital costs incurred on this project will be approved in rate-base by the CPUC.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  After the completion of a multi-phase extraction cleanup program, GSWC is continuing the monitoring program and evaluating cleanup options for the second phase. GSWC still expects remediation to take at least two more years, followed by two years of monitoring and reporting, although costs of remediation may be higher than originally estimated.

As of June 30, 2009, the total spent to clean-up and remediate GSWC’s plant facility is approximately $2.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund and $800,000 has been included in rate-base and approved by the CPUC for recovery. As of June 30, 2009, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the additional costs of remediation will be approved in rate-base by the CPUC.

Ballona Plant: During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”) located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  An initial investigation and characterization of the contaminated area has been conducted.  The investigation report indicates that contamination levels are below normal cleanup goals.  However, GSWC contacted a local agency to get direction on what cleanup, if any, is required.  The local agency inspected the site in July 2009 and recommended excavation and cleanup of the soil.  At this time, management is unable to estimate the cost of cleanup for this site.  Historically, the cost for this type of cleanup has been included in rates as approved by the CPUC.

Mirant Settlement:

GSWC had previously filed a complaint with the Federal Energy Regulatory Commission (“FERC”) seeking to reduce the $95 per MWh rate in a contract entered into in 2001 with Mirant Americas Energy Marketing (“Mirant Marketing”) to a just and reasonable price.  In May 2009, GSWC reached a settlement agreement with Mirant Energy Trading, LLC, which acquired the power contract from Mirant Marketing as a result of bankruptcy reorganization. Pursuant to that settlement agreement, GSWC filed with the FERC a notice of the withdrawal of its complaint. The settlement agreement required Mirant Energy Trading to pay $1 million as a cash settlement to GSWC after the withdrawal of the complaint at the FERC became effective. On May 26, 2009, the $1 million cash settlement was received and GSWC recorded a corresponding reduction to previously incurred legal costs, which increased pretax earnings during the three and six months ended June 30, 2009.

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

Note 9 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California. All activities of CCWC are located in the state of Arizona. Activities of ASUS and its subsidiaries are presently conducted in California, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Both GSWC and CCWC are rate-regulated utilities.  ASUS’ wholly-owned subsidiaries are regulated by the respective state in which the military base on which they operate is primarily located.  On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries. The tables below set forth information relating to GSWC’s operating segments, CCWC, ASUS and its subsidiaries, and AWR Parent. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC or CCWC.

	As Of And For The Three Months Ended June 30, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$72,295	$5,888	$1,862	$13,508	$—	$93,553
Operating income (loss)	23,451	72	(13)	1,015	(11)	24,514
Interest expense, net	4,584	543	103	90	43	5,363
Identifiable assets	763,879	37,120	44,778	2,072	—	847,849
Depreciation and amortization expense	7,157	564	509	157	—	8,387
Capital additions	18,512	278	336	132	—	19,258

	As Of And For The Three Months Ended June 30, 2008
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$63,413	$6,208		$1,957	$8,735	$—	$80,313
Operating income (loss)	18,149	1,673	(1)	380	(608)	(13)	19,581
Interest expense, net	3,894	342		116	206	(39)	4,519
Identifiable assets	716,964	38,051		43,736	2,700	—	801,451
Depreciation and amortization expense	6,699	553		461	97	—	7,810
Capital additions	19,615	350		547	1,091	—	21,603

(1)          Includes $1,664,000 unrealized gain on purchased power contracts

	As Of And For The Six Months Ended June 30, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$127,473	$14,520	$3,478	$27,691	$—	$173,162
Operating income (loss)	34,618	(472)	(236)	2,083	(61)	35,932
Interest expense, net	8,870	1,054	208	189	134	10,455
Identifiable assets	763,879	37,120	44,778	2,072	—	847,849
Depreciation and amortization expense	14,305	1,129	995	319	—	16,748
Capital additions	35,377	589	824	150	—	36,940

	As Of And For The Six Months Ended June 30, 2008
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$113,919	$15,011		$3,540	$16,785	$—	$149,255
Operating income (loss)	29,911	5,084	(2)	313	(1,149)	(116)	34,043
Interest expense, net	8,073	858		234	435	(64)	9,536
Identifiable assets	716,964	38,051		43,736	2,700	—	801,451
Depreciation and amortization expense	13,389	1,105		921	188	—	15,603
Capital additions	35,455	549		1,418	1,400	—	38,822

(2)    Includes $4,507,000 unrealized gain on purchased power contracts

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

GSWC served 254,730 water customers and 23,002 electric customers at June 30, 2009, or a total of 277,732 customers, compared with 254,479 water customers and 23,056 electric customers, or a total of 277,535 customers at June 30, 2008. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the three months and six months ended June 30, 2009 and 2008.

CCWC is an Arizona public utility company serving 13,392 customers at June 30, 2009, compared with 13,485 customers at June 30, 2008. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services, including both the operation and maintenance and, in most cases, the renewal and replacement of the water and/or wastewater systems pursuant to 50-year fixed price contracts, which are subject to periodic prospective price redeterminations and modifications for changes in circumstances.  All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. In either event, the Military Utility Privatization Subsidiary is entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided for in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of these contracts. Prices are subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations, and changes in wages and fringe benefits to the extent provided in each of the contracts.  AWR guarantees performance on all of ASUS’ military contracts.  Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

•                  FBWS - water and wastewater systems at Fort Bliss located near El Paso, Texas and extending into southeastern New Mexico effective October 1, 2004;

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

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned primarily from the operation and maintenance and renewal and replacement of the water and/or wastewater systems for the U.S. government at various military bases. All of the operations and maintenance contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or pursuant to contract modifications.  Additional revenues generated by contract operations are primarily dependent on these new construction activities.  As a result, ASUS is subject to risks that are different than those of Registrant’s regulated water and electric utilities.  ASUS plans to continue seeking contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases.  Factors affecting the financial performance of our Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the redetermination and equitable adjustment of prices under contracts with the U.S. government.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund Registrant’s needs for capital expenditures, investments in Registrant’s contract business and other cash requirements. Registrant expects to fund a portion of these needs through common stock offerings, as well as from long- and short- term borrowings. In May 2009, AWR completed a public offering of 1,150,000 shares of its Common Shares, including 150,000 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, at a price to the public of $31 per share. The net proceeds from the offering were $34.0 million, after deductions of underwriting commissions and discounts, and direct legal and accounting fees. The Company used the proceeds of the offering to repay short-term debt.  In addition, a senior note was issued by GSWC on March 10, 2009, to CoBank, ACB (“CoBank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. The proceeds from the sale of the note to CoBank have been used to pay down short-term borrowings, pending their use to fund capital expenditures.

For the three months ended June 30, 2009, net income was $11.5 million compared to $9.3 million in the same period of 2008, an increase of 23.9%. Diluted earnings per share for the three months ended June 30, 2009 were $0.64 compared to $0.53 in the same period of 2008, an increase of $0.11 per share.  Impacting the comparability in the results of the two periods on a diluted per share basis are the following significant items, all of which are more fully discussed later: (i) a $1.7 million pretax unrealized gain on purchased power contracts, or $0.06 per share, for the three months ended June 30, 2008 with no corresponding gain in 2009; (ii) an increase in the dollar water margin of $5.7 million, or $0.19 per share, partially offset by a decrease in the dollar electric margin of $270,000, or $0.01 per share; (iii) an increase in other operating expenses, including higher pension costs, at GSWC of $1.3 million, or $0.04 per share; (iv) the improved financial performance of the Military Utility Privatization Subsidiaries resulting in an increase in ASUS’ pretax operating income of $1.6 million, or $0.05 per share; (v) a settlement agreement reached with Mirant Energy Trading LLC (“Mirant Trading”) and the recording of $1.0 million in proceeds received in the settlement which reduced previously incurred legal costs, or $0.03 per share; (vi) an increase in interest expense of $365,000, or $0.01 per share; (vii) a decrease in interest income resulting from GSWC’s recording of $480,000 interest income, or $0.02 per share, during the second quarter of 2008 in connection with the Internal Revenue Service’s (“IRS’s”) examination of AWR’s 2002 income tax return, and (viii) an overall increase in the effective income tax rate, or $0.02 per share.

For the six months ended June 30, 2009, net income was $16.4 million compared to $14.6 million in the same period of 2008, an increase of 12.6%.  Diluted earnings per share for the six months ended June 30, 2009 were $0.92 compared to $0.84 in the same period of 2008, an increase of $0.08 per share.  Impacting the comparability in the results of the two periods on a diluted per share basis are the following significant items, all of which are more fully discussed later: (i) a $4.5 million pretax unrealized gain on purchased power contracts, or $0.15 per share, for the six months ended June 30, 2008 with no corresponding gain in 2009; (ii) an increase in the dollar water margin of $6.5 million, or $0.22 per share, partially offset by a decrease in the dollar electric margin of $260,000, or $0.01 per share; (iii) an increase in other operating expenses at GSWC of $3.8 million, or $0.13 per share, as well as higher operating expenses of $234,000, or $0.01 per share, at CCWC; (iv) the improved financial performance of the Military Utility Privatization Subsidiaries resulting in an increase in ASUS’ pretax operating income of $3.2 million, or $0.11 per share; (v) a settlement agreement reached with Mirant Trading and the recording of $1.0 million in proceeds, or $0.03 per share; (vi) an increase in interest expense of $281,000, or $0.01 per share; (vii) a decrease in interest income resulting from GSWC’s recording of $480,000 interest income, or $0.02 per share, during the second quarter of 2008 in connection with the IRS’s examination of AWR’s 2002 income tax return, and (viii) a tax benefit of $918,000,  or $0.05 per share, recorded during the first quarter of 2009 due to changes in state apportionment laws.

Unrealized gains and losses on previous purchased power contracts impacted GSWC’s earnings since the contracts qualified as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Purchased power contracts that qualified as derivative instruments terminated at December 31, 2008. GSWC filed an application with the CPUC to review its new purchased power contract, effective after December 31, 2008.  This purchased power contract was subject to CPUC approval and is also subject to derivative accounting.  In connection with the filing to review and approve the new contract, GSWC also requested that the CPUC authorize the establishment of a memorandum account to track the changes in the fair market value of the contracts resulting in unrealized gains and losses.

In May 2009, the CPUC issued a final decision approving the new purchase power contract and authorizing GSWC to establish the memorandum account to track unrealized gains and losses on the new contract throughout the term of the contract.  Accordingly, at June 30, 2009 there was an $8.5 million cumulative unrealized loss which has been included in the memorandum account, therefore not impacting GSWC’s earnings.  There were $1.7 million and $4.5 million of pretax unrealized gains on purchased power contracts included in earnings for the three and six months ended June 30, 2008, respectively.  Diluted earnings for the three months ended June 30, 2008 were $0.53 per share, and diluted earnings for the six months ended June 30, 2009 were $0.84 per share. Eliminating the effects of the unrealized derivative gains, adjusted diluted earnings per share for the three and six months ended June 30, 2008 would have decreased by $0.06 and $0.15 per share, respectively, to $0.47 and $0.69 per share, respectively.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracts operation. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit through ASUS and its subsidiaries.

Second Quarter Results

The tables below set forth summaries of the results by segment (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE	6/30/2009	6/30/2008	CHANGE	CHANGE

Water	$74,157	$65,370	$8,787	13.4%	$23,438	$18,529	$4,909	26.5%
Electric	5,888	6,208	(320)	-5.2%	72	1,673	(1,601)	-95.7%
Contracted services	13,508	8,735	4,773	54.6%	1,015	(608)	1,623	-266.9%
AWR parent	—	—	—	—	(11)	(13)	2	-15.4%
Totals from operations	$93,553	$80,313	$13,240	16.5%	$24,514	$19,581	$4,933	25.2%

Water - For the three months ended June 30, 2009, pretax operating income for water increased by $4.9 million, or 26.5% primarily due to a $5.7 million increase in the water dollar margin as compared to the same period in 2008, partially offset by an increase in operating expenses including higher pension costs.  The dollar water margin increased due to higher water rates approved by the CPUC subsequent to June 30, 2008.  These higher water rates increased water revenue by $2.4 million, partially offset by lower actual consumption.  In addition, as a result of implementing the Water Revenue Adjustment Mechanism (“WRAM”) accounts in Regions II and III in late November 2008, GSWC recorded $2.9 million of additional revenues for the three months ended June 30, 2009.  The revenue requirement and volumetric revenues are adopted as part of a General Rate Case (“GRC”) every three years. Regions II and III’s next GRC will be filed in July of 2011 with rates effective January 2013.  As part of the GRC, the CPUC will adopt new volumetric revenues based on historical usage patterns and the revenue requirement adopted in that GRC.

Although the recording of the WRAM added $2.9 million of water revenues, this favorable impact to earnings was reduced by $0.7 million of water supply over-collection costs tracked in the Modified Cost Balancing Account (“MCBA”) account, also implemented in late November 2008 for Regions II and III.  The over-collection in the MCBA account is due to: (i) lower consumption in the second quarter 2009 as compared to the consumption level adopted by the CPUC, and (ii) a lower percentage of purchased water in the supply mix during 2009 when compared to the supply mix included in customer rates, partially offset by increases in rates charged by GSWC’s suppliers.  On May 7, 2009, the CPUC approved tiered rates for Region I and the establishment of a WRAM and MCBA which will go into effect on or about September 1, 2009.  The implementation of the WRAM and MCBA help mitigate fluctuations in the Company’s earnings caused by changes in the volume of water sold and supply costs.

The CPUC also approved an advice letter filing in a separate proceeding to allow GSWC to create and implement a Water Conservation Memorandum Account (“WCMA”) to track the extraordinary expenses and revenue shortfall associated with conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 and was used to track the revenue shortfall until the WRAM was implemented for Regions II and III on November 25, 2008.  At November 24, 2008, approximately $2.0 million of net under-collections was included in the WCMA for Regions II and III prior to the implementation of the WRAM.  On April 16, 2009, the CPUC approved the advice letter filed by GSWC to recover the $2.0 million included in the WCMA for Regions II and III and authorized GSWC to establish a 12-month surcharge to customers’ bills. The surcharge went into effect on April 21, 2009.  Accordingly, GSWC established a $2.0 million regulatory asset, which was recorded as additional water revenues during the second quarter of 2009. In addition, GSWC established an $852,000 regulatory asset for Region I’s WCMA balance incurred during the period of August 18, 2008 through June 30, 2009 which is also now probable of recovery.  GSWC will file an advice letter for recovery of Region I’s WCMA, through a 12-month surcharge, once the WRAM and MCBA become effective on or about September 1, 2009 for the period of August 18, 2008 through August 31, 2009.

Electric — For the three months ended June 30, 2009, pretax operating income from electric operations decreased by $1.6 million due in large part to a decrease of $1.7 million in the pretax unrealized gain on purchased power contracts.  The unrealized gain on purchased power contracts increased operating income by approximately $1.7 million during the second quarter of 2008, or $0.06 per share, with no corresponding gain in 2009.  As previously discussed, the purchased power contract that resulted in unrealized gains and losses to BVES’ earnings terminated at December 31, 2008.  There were also increases in operating expenses including higher outside consulting and legal costs related to the purchased power contract.  However, these increases were offset by the recording of the $1.0 million in proceeds received in the settlement agreement with Mirant Trading in May 2009, which reduced previously incurred legal costs during the second quarter of 2009.

Contracted Services - For the three months ended June 30, 2009, pretax operating income for contracted services increased by $1.6 million, or $0.05 per share.  This was primarily due to an interim increase in operations and maintenance revenues at Fort Bliss and construction project revenues at Fort Bliss and the military bases in Virginia coupled with lower operating expenses. As a result, pretax operating income increased $835,000 at these bases.  During the three months ended June 30, 2009, Fort Jackson continued to operate at a loss; however, the losses decreased by $678,000 as compared to the same period in 2008 due primarily to excess transition costs included in the prior year that did not recur in 2009, as well as lower maintenance and other operating costs.  During the three months ended June 30, 2009, Fort Bragg also had an increase of $336,000 to pretax operating income.  These increases were partially offset by lower pretax income of $163,000 at Andrews Air Force base due to lower construction activities.

In September 2008, PSUS submitted a Request for Equitable Adjustment (“REA”) for the water and wastewater systems at Fort Jackson, South Carolina requesting a contract modification for initial capital upgrades and emergency construction costs incurred during 2008 due to pre-existing conditions that were not anticipated at the time the contract was executed.  The aggregate value of the REA relating to construction work is approximately $1.6 million.  In addition, the REA included a request to increase prospectively the annual revenues by $1.6 million for operating and maintaining the system to adequately reflect the amount of assets included in the infrastructure at Fort Jackson.  The REA has not yet been approved by the U.S. government. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in the future periods.

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and wastewater systems at the military bases.  In addition, higher allocations of corporate headquarters’ expenses to ASUS and its wholly-owned subsidiaries by the CPUC were not contemplated at the time the contracts with the U.S. government were negotiated and will be addressed in future price redeterminations.  Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter.  Redeterminations have been submitted and are under review by the U.S. government for operations of ODUS and TUS in Virginia and Maryland, respectively.  The price redeterminations are expected to be completed in late 2009 or early 2010.  Pending redetermination of prices, ASUS has received interim inflation adjustments during 2008 to the management fees for operating and maintaining the water and wastewater systems at Fort Eustis, Fort Story and Fort Monroe in Virginia, and the wastewater system at Fort Lee also in Virginia effective on the second anniversary of the date when ASUS began operating these bases (February 23, 2008 for Fort Lee and April 3, 2008 for the other three bases).  In March 2009, ONUS filed an REA related to a joint inventory report at Fort Bragg, North Carolina.  The report indicated the quantity of the Fort Bragg infrastructure to be about 40% greater than what was assumed under the original 50-year contract.  The REA is expected to be resolved by the third quarter of 2009.

FBWS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006.  At Fort Bliss, management fees for operation and maintenance of the water and wastewater systems are based on cost levels prevailing in 2003 when the contract with the U.S. government was bid.  Further, the contract pricing was also based on assumptions about the size and age of the infrastructure to be operated and maintained over the 50-year contract.  An REA has been filed as a claim with the U.S. government to adequately reflect the amount of assets included in the infrastructure at Fort Bliss, which is substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.  In December 2008, the U.S. government approved an interim adjustment at Fort Bliss which increased the monthly water and wastewater fees by 50% and 59%, respectively, related to operating and maintaining the Fort Bliss systems. The increase was retroactive to October 1, 2008 and was extended by the U.S. government through September 30, 2009.  FBWS is continuing negotiations with Fort Bliss to finalize the adjustment necessary due to the increased infrastructure. FBWS also intends to file its first price redetermination request for Fort Bliss during the third quarter of 2009 followed by the second redetermination request in the fourth quarter of 2009.  First price redetermination filings for Fort Jackson and Fort Bragg are also expected to be filed by PSUS and ONUS, respectively, during the fourth quarter of 2009.

These price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues prospectively to help offset increased costs and provide Registrant the opportunity to generate positive operating income at its Military Utility Privatization Subsidiaries.  As of June 30, 2009, ASUS has $1.1 million of goodwill, which may be at risk for potential impairment if requested price redeterminations and equitable adjustments that have not yet been approved, are not received.

Year-to-Date Results

The tables below set forth summaries of the results by segment (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	6 Months	6 Months			6 Months	6 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE	6/30/2009	6/30/2008	CHANGE	CHANGE

Water	$130,951	$117,459	$13,492	11.5%	$34,382	$30,224	$4,158	13.8%
Electric	14,520	15,011	(491)	-3.3%	(472)	5,084	(5,556)	-109.3%
Contracted services	27,691	16,785	10,906	65.0%	2,083	(1,149)	3,232	-281.3%
AWR parent	—	—	—	—	(61)	(116)	55	-47.4%
Totals from operations	$173,162	$149,255	$23,907	16.0%	$35,932	$34,043	$1,889	5.5%

Water - Pretax operating income for water increased by $4.2 million, or 13.8%, primarily due to a $6.5 million increase in the dollar water margin as compared to the same period in 2008, partially offset by an increase in operating expenses including higher pension costs.  The dollar water margin increased due to higher water rates approved by the CPUC subsequent to June 30, 2008.  These higher water rates increased water revenue by $4.8 million, partially offset by lower actual consumption.  In addition, as a result of implementing the WRAM accounts in Regions II and III in late November 2008, GSWC recorded $6.6 million of additional revenues for the six months ended June 30, 2009.  As previously discussed, GSWC also recorded $2.8 million included in the WCMA accounts for all of its water regions.

Although the recording of the WRAM added $6.6 million of water revenues, this favorable impact to earnings was reduced by $1.8 million of water supply over-collection costs tracked in the MCBA account, also implemented in late November 2008.  The over-collection in the MCBA account is due to: (i) lower consumption for the six months ended June 30, 2009 as compared to the consumption level approved by the CPUC, and (ii) a lower percentage of purchased water in the supply mix during 2009 when compared to the supply mix included in customer rates, partially offset by increases in rates charged by GSWC’s suppliers. The implementation of the WRAM and MCBA help mitigate fluctuations in the Company’s earnings caused by changes in the volume of water sold and supply costs.

Electric — For the six months ended June 30, 2009, pretax operating income from electric operations decreased by $5.6 million due in large part to a decrease of $4.5 million in the pretax unrealized gain on purchased power contracts.  The unrealized gain on purchased power contracts increased operating income by approximately $4.5 million during the six months of 2008, or $0.15 per share, with no corresponding gain in 2009.  As previously discussed, the purchased power contract that resulted in unrealized gains and losses to BVES’ earnings terminated at December 31, 2008.  The remainder of the decrease in pretax operating income was due to an increase in operating expenses including higher outside consulting and legal costs related to the general rate case and the purchased power contract.  However, these increases in operating costs were partially offset by the recording of the $1.0 million in proceeds received in the settlement agreement with Mirant Trading in May 2009, which reduced previously incurred legal costs.

Contracted Services - For the six months ended June 30, 2009, pretax operating income for contracted services increased by $3.2 million, or $0.11 per share.  This was primarily due to an increase in new construction projects at Fort Bliss and the military bases in Virginia.  As a result, pretax operating income increased by $2.4 million at these bases.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in the future periods.  During the six months ended June 30, 2009, Fort Jackson and Fort Bragg continued to operate at a loss; however, the losses decreased by $695,000 as compared to same period in 2008 due primarily to lower maintenance and other operating costs.

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2009 and 2008 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
OPERATING REVENUES
Water	$74,157	$65,370	$8,787	13.4%
Electric	5,888	6,208	(320)	-5.2%
Contracted services	13,508	8,735	4,773	54.6%
Total operating revenues	93,553	80,313	13,240	16.5%

OPERATING EXPENSES
Water purchased	12,257	13,079	(822)	-6.3%
Power purchased for pumping	2,688	2,655	33	1.2%
Groundwater production assessment	2,857	2,890	(33)	-1.1%
Power purchased for resale	2,403	2,595	(192)	-7.4%
Unrealized gain on purchased power contracts	—	(1,664)	1,664	-100.0%
Supply cost balancing accounts	3,332	(672)	4,004	-595.8%
Other operating expenses	7,165	7,053	112	1.6%
Administrative and general expenses	15,522	14,943	579	3.9%
Depreciation and amortization	8,387	7,810	577	7.4%
Maintenance	3,887	4,770	(883)	-18.5%
Property and other taxes	2,712	2,839	(127)	-4.5%
ASUS construction expenses	7,829	4,434	3,395	76.6%
Total operating expenses	69,039	60,732	8,307	13.7%

OPERATING INCOME	24,514	19,581	4,933	25.2%

OTHER INCOME AND EXPENSES
Interest expense	(5,659)	(5,294)	(365)	6.9%
Interest income	296	775	(479)	-61.8%
Other	82	7	75	1071.4%
	(5,281)	(4,512)	(769)	17.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	19,233	15,069	4,164	27.6%

Income tax expense	7,734	5,786	1,948	33.7%

NET INCOME	$11,499	$9,283	$2,216	23.9%

Net income for the three months ended June 30, 2009 was $11.5 million, equivalent to $0.64 per common share on a basic and fully diluted basis, compared to $9.3 million or $0.54 and $0.53 per common share on a basic and fully diluted basis, respectively, for the three months ended June 30, 2008, an increase in net income of 23.9%.

Impacting the comparability in the results of the two periods on a diluted per share basis are the following significant items:

•      An unrealized gain on purchased power contracts in 2008 which increased pretax income by $1.7 million, or $0.06 per share.  These purchased power contracts expired on December 31, 2008 and GSWC began taking delivery of power under a new contract effective January 1, 2009.  As previously discussed, the CPUC issued a decision approving the new contract and authorizing GSWC to establish the memorandum account to track unrealized gains and losses on the new contract throughout the term of the contract.  Accordingly, during the three months ended June 30, 2009, there was a $119,000 unrealized loss which has been included in the memorandum account, therefore not impacting GSWC’s earnings.

•      The water and electric margin increased by $5.5 million, or $0.18 per share, during the three months ended June 30, 2009 as compared to the same period in 2008 due primarily to:  (i) higher water rates approved by the CPUC effective January 1, 2009; (ii)  the water margin impact of recording the WRAM and MCBA of approximately $2.2 million, or $0.07 per share, and (iii) the recording of $2.8 million of additional revenues due to the CPUC’s approval in April 2009 of the Water Conservation Memorandum Accounts. These increases were partially offset by lower water consumption of 4.2% when compared to same period in 2008.

•      GSWC reached a settlement agreement with Mirant Trading and recorded the proceeds of $1.0 million, or $0.03 per share, as a reduction to legal costs. There was no similar gain in the same period of 2008.

•      Excluding the settlement agreement with Mirant Trading, other operating expenses (including administrative and general expenses), increased at GSWC by $1.3 million, or $0.04 per share, for the second quarter of 2009 due to an increase of $855,000 in pension expenses resulting from an increase in the underfunded position of the pension plan, and an increase of $469,000 in depreciation expense.

•      Pretax operating income for contracted services increased by $1.6 million, or $0.05 per share, during the three months ended June 30, 2009 due primarily to an increase in special construction projects at Fort Bliss and military bases in Virginia, and improved performance at PSUS and ONUS as compared to the prior year.

•      An increase in interest expense of $365,000, or $0.01 per share, due to an increase in long-term debt resulting from the issuance of $40.0 million of notes in March 2009.

•      A decrease in interest income resulting from GSWC’s recording of $480,000 interest income, or $0.02 per share, during the second quarter of 2008 in connection with the Internal Revenue Service’s (“IRS’s”) examination of AWR’s 2002 income tax return.

•      An increase in the effective income tax rate (“ETR”) during the three months ended June 30, 2009 as compared to the same period in 2008, negatively impacted earnings by $0.02 per share, due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

Operating Revenues

Water

For the three months ended June 30, 2009, revenues from water operations increased by 13.4% to $74.2 million, compared to $65.4 million for the three months ended June 30, 2008. Contributing to this increase were rate increases approved by the CPUC effective January 1, 2009, which added approximately $2.4 million in the second quarter of 2009 to water revenues.  In addition, as a result of the implementation of the WRAM account for Regions II and III in late November of 2008, GSWC recorded $2.9 million of additional revenues to adjust the 2009 second quarter revenues to the consumption levels adopted by the CPUC. Furthermore, GSWC recorded $2.8 million included in the WCMA conservation memorandum accounts at each of GSWC’s water regions.  Finally, there was an increase in water revenues of $2.1 million due to surcharges approved by the CPUC in effect to recover under-collections in supply costs. These increases were partially offset by $1.3 million resulting from a decrease in actual consumption of 4.2% when compared to the second quarter of 2008.

The revenue requirement and volumetric revenues are adopted as part of a GRC every three years.  Regions II and III’s next GRC will be filed in July of 2011 with rates effective January 2013.  As part of the GRC, the CPUC will adopt new volumetric revenues based on historical usage patterns and the revenue requirement adopted in that GRC.

Electric

For the three months ended June 30, 2009, revenues from electric operations decreased by 5.2% to $5.9 million compared to $6.2 million for the three months ended June 30, 2008 due primarily to a decrease in electric usage.

Contracted Services

Revenues from contracted services are comprised of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended June 30, 2009, revenues from contracted services increased by $4.8 million, or 54.6%, to $13.5 million compared to $8.7 million for the three months ended June 30, 2008 primarily due to higher construction revenues.  Construction revenues increased by $4.4 million primarily related to special projects at Fort Bliss, ODUS, and ONUS.  Construction revenues at these bases increased collectively by $4.9 million (including the construction revenues from special projects) as compared to the second quarter of 2008.  Construction revenues at these bases were partially offset by lower construction revenues of $0.4 million at Andrews Air Force Base and Fort Jackson.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

For the three months ended June 30, 2009, management fees for operating and maintaining the various systems totaled $3.4 million as compared to $3.0 million for the three months ended June 30, 2008.  In December 2008, the U.S. government authorized an interim adjustment at Fort Bliss which increased the monthly water and wastewater fees by 50% and 59%, respectively, pending resolution of FBWS’s REA filed as a claim, due to inventory adjustments.  This resulted in an increase of approximately $294,000 to Fort Bliss’ management fees for operating and maintaining the system for the second quarter of 2009 as compared to the second quarter of 2008.

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

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale (including the cost of natural gas) and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues and deducting total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 34% of total operating expenses for the three months ended June 30, 2009 and 2008, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended June 30, 2009 and 2008 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$74,157	$65,370	$8,787	13.4%
WATER SUPPLY COSTS:
Water purchased (1)	$12,257	$13,079	$(822)	-6.3%
Power purchased for pumping (1)	2,688	2,655	33	1.2%
Groundwater production assessment (1)	2,857	2,890	(33)	-1.1%
Water supply cost balancing accounts (1)	2,421	(1,441)	3,862	-268.0%
TOTAL WATER SUPPLY COSTS	$20,223	$17,183	$3,040	17.7%
WATER MARGIN (2)	$53,934	$48,187	$5,747	11.9%
PERCENT MARGIN - WATER	72.7%	73.7%

ELECTRIC OPERATING REVENUES (1)	$5,888	$6,208	$(320)	-5.2%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,403	$2,595	$(192)	-7.4%
Electric supply cost balancing accounts (1)	911	769	142	18.5%
TOTAL ELECTRIC SUPPLY COSTS	$3,314	$3,364	$(50)	-1.5%
ELECTRIC MARGIN (2)	$2,574	$2,844	$(270)	-9.5%
PERCENT MARGIN - ELECTRIC	43.7%	45.8%

(1)           As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $3,332,000 and ($672,000) for the three months ended June 30, 2009 and 2008, respectively.

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

For the three months ended June 30, 2009, 38.9% of the Company’s water supply mix was purchased as compared to 41.8% purchased for the three months ended June 30, 2008.  However, as noted above, in November 2008 GSWC implemented the MCBA for Regions II and III which prospectively eliminates the effects on earnings of changes in the water supply mix.  The adopted percentage of purchased water for the three months ended June 30, 2009 at Regions II and III was 61.3% and 41.8%, respectively, as compared to actual purchased water of 42.6% and 42.5%, respectively, for the second quarter of 2009.  The significant improvement in Region II’s actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. This contributed to the overall decrease in the water margin percent to 72.7% in the second quarter of 2009 compared to 73.7% in the same period of 2008 since GSWC no longer receives any benefit from a more favorable supply mix in Regions II and III than that approved by the CPUC.

Purchased water costs for the three months ended June 30, 2009 decreased by 6.3% to $12.3 million as compared to $13.1 million in the same period of 2008.  The decrease in purchased water costs was due to lower customer usage, partially offset by higher water rates charged from wholesale suppliers.

For the three months ended June 30, 2009, power purchased for pumping remained flat at $2.7 million.  Increases in supplier rates and changes in the actual supply mix, as discussed above, were offset by lower customer demand.  Groundwater production assessments were slightly reduced by 1.1% due to lower customer demand partially offset by increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2008.  Average pump tax rates increased in Regions II and III by approximately 3% and 6%, respectively, between the two periods.  The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $3.9 million in the water supply cost balancing account provision during the three months ended June 30, 2009 as compared to the same period in 2008 was primarily caused by: (i) a $2.1 million increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect; (ii) the recording of $735,000 in the MCBA accounts, and (iii) a net decrease of $1.0 million of under-collections in 2009 (only related to Region I in 2009) compared to the same period in 2008.

For the three months ended June 30, 2009, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 7.4% to $2.4 million compared to $2.6 million for the three months ended June 30, 2008 reflecting lower customer demand.  In addition, GSWC began receiving power under a new purchased power contract in January 1, 2009.  The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $63.75 per MWh during 2009 as compared to $74.65 during 2008.  The decrease in the price of purchased power is reflected in the electric supply cost balancing account resulting in no change to the dollar margin for electric services.

Unrealized Gain on Purchased Power Contracts

Pursuant to SFAS No. 133, the unrealized gain on purchased power contracts during 2008 represented gains recorded for GSWC’s purchased power agreements with Morgan Stanley Capital Group, Inc. There was a $1.7 million pretax unrealized gain on purchased power contracts for the three months ended June 30, 2008. These contracts terminated at December 31, 2008. GSWC filed an application with the CPUC to review the new purchased power contracts, effective after December 31, 2008.  GSWC also sought the CPUC’s authorization of a memorandum account to track the changes in the fair market value of the contracts resulting in unrealized gains and losses.  In May 2009, the CPUC issued a final decision approving the contract and authorizing the memorandum account to track unrealized gains and losses.  Accordingly, a cumulative unrealized loss of $8.5 million as of June 30, 2009 has been included in the memorandum account and did not impact GSWC’s earnings.

Other Operating Expenses

The primary components of other operating expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended June 30, 2009 and 2008, other operating expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water Services	$5,908	$5,294	$614	11.6%
Electric Services	550	499	51	10.2%
Contracted Services	707	1,260	(553)	-43.9%
Total other operating expenses	$7,165	$7,053	$112	1.6%

For the three months ended June 30, 2009, other operating expenses for water services increased by 11.6% due primarily to:  (i) higher chemicals and water treatment costs, including supplies and materials, of approximately $249,000, largely in Region III;  (ii) an increase in outside services of $244,000; (iii) an increase of $48,000 in labor costs and other miscellaneous employee benefits, and (iv) an increase of $85,000 in postage costs. These increases were partially offset by a decrease in other operating expense of $12,000.

There was an increase of $51,000 in other operating expenses for electric services primarily due to higher wages and related benefits of $35,000.  Other operating expenses increased by $30,000.  These increases were partially offset by a decrease in $14,000 in bad debt expense.

Contracted services experienced decreases in other operating expenses of $553,000 primarily due to a decrease in outside services of $349,000, primarily related to PSUS and ONUS.  In addition, transition costs of $206,000 were incurred in the second quarter of 2008 due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina, which are non-recurring.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended June 30, 2009 and 2008, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water Services	$11,709	$10,843	$866	8.0%
Electric Services	1,075	1,558	(483)	-31.0%
Contracted Services	2,727	2,529	198	7.8%
AWR (parent)	11	13	(2)	-15.4%
Total administrative and general expenses	$15,522	$14,943	$579	3.9%

For the three months ended June 30, 2009, administrative and general expenses increased by $866,000 in water services compared to the three months ended June 30, 2008 due primarily to an increase of $813,000 in pension expenses resulting from a reduction in the fair value of plan assets in 2008 caused by market conditions at the time.  There was also an increase in: (i) labor costs and other employee benefits of $232,000 due to higher wages largely related to Registrant’s annual performance-based salary review program, and (ii) and approximately $16,000 in other expenses.  These increases were partially offset by a decrease of $197,000 in outside services including legal, tax and consulting costs.

For the three months ended June 30, 2009, administrative and general expenses decreased by $483,000 in electric services compared to the three months ended June 30, 2008 due primarily to the recording of $1.0 million received from Mirant Trading in connection with a settlement agreement reached in May 2009.  The amount received from Mirant Trading went towards reducing previously incurred legal costs.  Excluding this one-time gain, administrative and general expenses increased by $517,000 in electric services due to higher outside legal and consulting costs of $397,000 associated with the new purchased power contract.  There was also an $86,000 increase in wages and related benefits.

For the three months ended June 30, 2009 administrative and general expenses increased by $198,000 for contracted services compared to the three months ended June 30, 2008 due primarily to an increase in labor costs and other benefits of $325,000 due to higher wages and an increase in headcount, an increase of $83,000 in pension expense and other miscellaneous expenses of $14,000.  These increases were partially offset by decreases in vehicle and travel expenses of $140,000 and lower outside service costs of $84,000.

Depreciation and Amortization

For the three months ended June 30, 2009 and 2008, depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water Services	$7,666	$7,160	$506	7.1%
Electric Services	564	553	11	2.0%
Contracted Services	157	97	60	61.9%
Total depreciation and amortization	$8,387	$7,810	$577	7.4%

For the three months ended June 30, 2009, depreciation and amortization expense for water and electric services increased by $517,000 to $8.2 million compared to $7.7 million for the three months ended June 30, 2008 reflecting, among other things,  approximately $73.6 million of additions to utility plant during 2008, depreciation on which began in January 2009.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There were also increases of approximately $60,000 for the contracted services segment due to the addition of fixed assets.

Maintenance

For the three months ended June 30, 2009 and 2008, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water Services	$2,939	$3,709	$(770)	-20.8%
Electric Services	162	156	6	3.8%
Contracted Services	786	905	(119)	-13.1%
Total maintenance	$3,887	$4,770	$(883)	-18.5%

For the three months ended June 30, 2009, maintenance expense for water and electric services decreased by $764,000 to $3.1 million compared to $3.9 million for the three months ended June 30, 2008 due principally to a decrease in unplanned and emergency maintenance on GSWC’s wells, water supply and distribution facilities.  In addition, certain planned maintenance has been deferred to later in the 2009 year, which will increase maintenance expense during the remaining quarters of 2009.  GSWC’s maintenance expense at its three water regions decreased by $797,000 during the three months ended June 30, 2009 compared to the same period in 2008. This decrease was partially offset by an increase of $33,000 in maintenance expense at CCWC.

There was a decrease of $119,000 in contracted services maintenance expense due primarily to reduced emergency related work on the water and wastewater system at Fort Jackson in South Carolina. Maintenance expense at Fort Jackson decreased by $247,000 during the three months ended June 30, 2009 as compared to the same period in 2008. This decrease was partially offset by an increase of $128,000 in maintenance expense at other military bases.

Property and Other Taxes

For the three months ended June 30, 2009 and 2008, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water Services	$2,276	$2,656	$(380)	-14.3%
Electric Services	151	71	80	112.7%
Contracted Services	285	112	173	154.5%
Total property and other taxes	$2,712	$2,839	$(127)	-4.5%

For the three months ended June 30, 2009, property and other taxes for water and electric services decreased by $300,000 due to a tax refund of $488,000 resulting from lower reassessed property values from an examination, partially offset by higher payroll taxes and franchise fees based on increased labor costs and sales volume.

Property and other taxes were higher in contracted services due to higher gross receipt taxes of $165,000, associated with the increase in revenues. There was also an increase in payroll taxes of $20,000 due to higher labor costs.

Construction Expenses

For the three months ended June 30, 2009, construction expenses were $7.8 million, increasing $3.4 million compared to the same period in 2008 due primarily to new construction projects at Fort Bliss and the military bases in Virginia, which had increases of $1.2 million and $1.8 million, respectively, over the same period in 2008.  Construction expense at the two bases in North Carolina and South Carolina also increased by $423,000 collectively during the three months ended June 30, 2009 as compared to the same period in 2008.  These increases were partially offset by a $57,000 decrease in construction expense at Andrews Air Force Base.

Interest Expense

For the three months ended June 30, 2009 and 2008, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water and Electric Services	$5,523	$5,081	$442	8.7%
Contracted Services	90	$209	(119)	-56.9%
AWR (parent)	46	4	42	1050.0%
Total interest expense	$5,659	$5,294	$365	6.9%

Overall, interest expense increased in 2009 reflecting an increase in long-term debt, partially offset by lower interest rates and a decrease in short-term borrowings. On March 10, 2009, GSWC issued a senior note in the amount of $40.0 million to CoBank due March 10, 2019.  There was a decrease in short-term cash borrowings. Average bank loan balances outstanding under the AWR credit facility for the three months ended June 30, 2009 were approximately $30 million, as compared to an average of $55 million during the same period of 2008.  The average interest rate on short-term borrowings for the three months ended June 30, 2009 was 1.2% as compared to an average of 3.3% during the same period of 2008.

Interest Income

For the three months ended June 30, 2009 and 2008, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water and Electric Services	$293	$729	$(436)	-59.8%
Contracted Services	—	$3	(3)	-100.0%
AWR (parent)	3	43	(40)	-93.0%
Total interest income	$296	$775	$(479)	-61.8%

Interest income decreased by $479,000 for the three months ended June 30, 2009 due primarily to the recording of $480,000 in interest income during the second quarter of 2008 in connection with the IRS’s examination of the 2002 income tax return.

Other

For the three months ended June 30, 2009 and 2008, Registrant recorded other income of $82,000 and $7,000, respectively, as a result of Registrant’s equity interest in an investment.

Income Tax Expense

For the three months June 30, 2009 and 2008, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water and Electric Services	$7,499	$6,088	$1,411	23.2%
Contracted Services	327	(313)	640	-204.5%
AWR (parent)	(92)	11	(103)	-936.4%
Total income tax expense	$7,734	$5,786	$1,948	33.7%

For the three months ended June 30, 2009, income tax expense for water and electric increased by 23.2% to $7.5 million compared to $6.1 million for the three months ended June 30, 2008 due primarily to an increase in pretax income, and a higher effective tax rate (“ETR”).  The ETR for the three months ended June 30, 2009 was 40.9% as compared to a 38.4% ETR applicable to the three months ended June 30, 2008.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services increased to $327,000 compared to a tax benefit of $313,000 for the three months ended June 30, 2008 due primarily to an increase in pretax income.  The ETR for contracted services for the three months ended June 30, 2009 was 35.3% as compared to a 38.5% ETR applicable to the three months ended June 30, 2008.

Consolidated Results of Operations — Six Months Ended June 30, 2009 and 2008 (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
OPERATING REVENUES
Water	$130,951	$117,459	$13,492	11.5%
Electric	14,520	15,011	(491)	-3.3%
Contracted services	27,691	16,785	10,906	65.0%
Total operating revenues	173,162	149,255	23,907	16.0%

OPERATING EXPENSES
Water purchased	20,471	21,032	(561)	-2.7%
Power purchased for pumping	4,376	4,335	41	0.9%
Groundwater production assessment	5,374	5,265	109	2.1%
Power purchased for resale	6,365	6,834	(469)	-6.9%
Unrealized gain on purchased power contracts	—	(4,507)	4,507	-100.0%
Supply cost balancing accounts	6,860	(779)	7,639	-980.6%
Other operating expenses	14,318	15,049	(731)	-4.9%
Administrative and general expenses	32,387	29,770	2,617	8.8%
Depreciation and amortization	16,748	15,603	1,145	7.3%
Maintenance	7,960	8,542	(582)	-6.8%
Property and other taxes	6,112	5,759	353	6.1%
ASUS construction expenses	16,274	8,309	7,965	95.9%
Net gain on sale of property	(15)	—	(15)	-100.0%
Total operating expenses	137,230	115,212	22,018	19.1%

OPERATING INCOME	35,932	34,043	1,889	5.5%

OTHER INCOME AND EXPENSES
Interest expense	(10,953)	(10,672)	(281)	2.6%
Interest income	498	1,136	(638)	-56.2%
Other	52	121	(69)	-57.0%
	(10,403)	(9,415)	(988)	10.5%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	25,529	24,628	901	3.7%

Income tax expense	9,098	10,041	(943)	-9.4%

NET INCOME	$16,431	$14,587	$1,844	12.6%

Net income for the six months ended June 30, 2009 was $16.4 million, equivalent to $0.93 and $0.92 per common share on a basic and fully diluted basis, respectively, compared to $14.6 million or $0.84 per common share on a basic and fully diluted basis for the six months ended June 30, 2008, an increase in net income of 12.6%.

Impacting the comparability in the results of the two periods on a diluted per share basis are the following significant items:

•                  An unrealized gain on purchased power contracts in 2008 which increased pretax income by $4.5 million, or $0.15 per share.  As previously mentioned, these purchased power contracts that impacted GSWC’s earnings expired on December 31, 2008 and GSWC began taking delivery of power under a new contract effective January 1, 2009.  Accordingly, during the six months ended June 30, 2009, there was $8.5 million of unrealized losses which have been included in the memorandum account, therefore not impacting GSWC’s earnings.

•                  The water and electric margin increased by $6.2 million, or $0.21 per share, during the six months ended June 30, 2009 compared to the same period of 2008 due primarily to:  (i) higher water rates approved by the CPUC effective January 1, 2009; (ii)  the water margin impact of recording the WRAM and MCBA of approximately $4.8 million, or $0.16 per share, and (iii) the recording of $2.8 million of additional revenues due to the CPUC’s approval in April 2009 of the Water Conservation Memorandum Accounts. These increases were partially offset by lower water consumption of 7.4% when compared to the same period in 2008.

•                  GSWC reached a settlement agreement with Mirant Trading and recorded the proceeds of $1.0 million, or $0.03 per share, as a reduction to legal costs during the second quarter of 2009. There was no similar gain in the same period of 2008.

•                  Excluding the gain from the settlement agreement with Mirant Trading, other operating expenses (including administrative and general expenses), increased by $4.1 million at the Company’s utility businesses, or $0.14 per share, for the first six months of 2009 due to an increase in pension expenses, labor and other related benefits, and an increase in outside services costs.

•                  Pretax operating income for contracted services increased by $3.2 million, or $0.11 per share, during the six months ended 2009 due primarily to an increase in special construction projects at Fort Bliss and the military bases in Virginia, and improved performance at PSUS and ONUS as compared to the prior year.

•                  An increase in interest expense of $281,000, or $0.01 per share, due to an increase in long-term debt from the issuance of $40.0 million of notes in March 2009.

•                  A decrease in interest income resulting from GSWC’s recording of $480,000 interest income, or $0.02 per share, during the second quarter of 2008 in connection with the Internal Revenue Service’s (“IRS’s”) examination of AWR’s 2002 income tax return.

•                  A tax benefit of $918,000 recorded in the first quarter of 2009 resulting from new California apportionment laws as well as refining certain related estimates, favorably impacted earnings by $0.05 per share.

Operating Revenues

Water

For the six months ended June 30, 2009, revenues from water operations increased by 11.5% to $131.0 million, compared to $117.5 million for the six months ended June 30, 2008. Contributing to this increase were rate increases approved by the CPUC effective January 1, 2009, which added approximately $4.8 million in the first six months of 2009 to water revenues.  In addition, as a result of the implementation of the WRAM account for Regions II and Region III in late November of 2008, GSWC recorded $6.6 million of additional revenues to adjust the 2009 revenues to the consumption levels approved by the CPUC.  Furthermore, GSWC recorded $2.8 million included in the WCMA conservation memorandum accounts at each of GSWC’s water regions.  Finally, there was an increase in water revenues of $4.0 million due to surcharges approved by the CPUC in effect to recover under-collections in supply costs. These increases were partially offset by $4.8 million resulting from a decrease in actual consumption of 7.4% when compared to the first six months of 2008.  Although precipitation was overall lower during the first six months of 2009 compared to the same period in 2008, water consumption was down due to the continued effects of state-wide customer conservation efforts.

Electric

For the six months ended June 30, 2009, revenues from electric operations decreased by 3.3% to $14.5 million compared to $15.0 million for the six months ended June 30, 2008 due primarily to a decrease in electric usage.

Contracted Services

Revenues from contracted services are comprised of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the six months ended June 30, 2009, revenues from contracted services increased by $10.9 million, or 65.0%, to $27.7 million compared to $16.8 million for the six months ended June 30, 2008 primarily due to higher construction revenues.  Construction revenues increased by $9.3 million primarily related to special projects at Fort Bliss and the TRADOC bases which increased by $5.8 million and $5.7 million, respectively.  Construction revenues for the six months ended June 30, 2009 at ONUS increased $443,000.  Construction revenues at these bases were partially offset by lower construction revenues of $2.7 million at Andrews Air Force Base.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government are sporadic and may or may not continue in future periods.

For the six months ended June 30, 2009, management fees for operating and maintaining the various systems totaled $6.7 million as compared to $5.1 million for the six months ended June 30, 2008. In December 2008, the U.S. government authorized an interim adjustment at Fort Bliss which increased the monthly water and wastewater fees by 50% and 59%, respectively, pending resolution of FBWS’s REA filed as a claim, due to inventory adjustments.  This resulted in an increase of approximately $588,000 to Fort Bliss’ management fees for operating and maintaining the system for the first six months of 2009 as compared to the same period of 2008. There were also additional revenues during 2009 generated from operating and maintaining the water and wastewater systems under the two most recent contracts in North Carolina and South Carolina, both of which began during the first quarter of 2008.  Approximately $933,000 in new revenue was generated from management fees for operating and maintaining the water and wastewater systems under these two contracts, reflecting a full six months of operations in 2009.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 32% of total operating expenses for the six months ended June 30, 2009 and 2008, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the six months ended June 30, 2009 and 2008 (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$130,951	$117,459	$13,492	11.5%
WATER SUPPLY COSTS:
Water purchased (1)	$20,471	$21,032	$(561)	-2.7%
Power purchased for pumping (1)	4,376	4,335	41	0.9%
Groundwater production assessment (1)	5,374	5,265	109	2.1%
Water supply cost balancing accounts (1)	4,798	(2,603)	7,401	-284.3%
TOTAL WATER SUPPLY COSTS	$35,019	$28,029	$6,990	24.9%
WATER MARGIN (2)	$95,932	$89,430	$6,502	7.3%
PERCENT MARGIN - WATER	73.3%	76.1%

ELECTRIC OPERATING REVENUES (1)	$14,520	$15,011	$(491)	-3.3%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$6,365	$6,834	(469)	-6.9%
Electric supply cost balancing accounts (1)	2,062	1,824	238	13.0%
TOTAL ELECTRIC SUPPLY COSTS	$8,427	$8,658	$(231)	-2.7%
ELECTRIC MARGIN (2)	$6,093	$6,353	$(260)	-4.1%
PERCENT MARGIN - ELECTRIC	42.0%	42.3%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $6,860,000 and ($779,000) for the six months ended June 30, 2009 and 2008, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts, or other operating expenses.

For the six months ended June 30, 2009, 38.2% of the Company’s water supply mix was purchased as compared to 40.6% purchased for the six months ended June 30, 2008.  However, as noted previously, in November 2008 GSWC implemented the MCBA for Regions II and III which eliminates the effects on earnings of changes in the water supply mix prospectively.  The adopted percentage of purchased water for the six months ended June 30, 2009 at Regions II and III was 60.0% and 40.1%, respectively, as compared to actual purchased water of 41.2% and 39.8%, respectively, for the six months of 2009.  The improvement in Regions II and III’s actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. This caused an overall decrease in the water margin percent to 73.3% for the first six months of 2009 compared to 76.1% in the same period of 2008 since GSWC no longer receives any benefit from a more favorable supply mix in Regions II and III than that approved by the CPUC.

Purchased water costs for the six months ended June 30, 2009 decreased by 2.7% to $20.5 million as compared to $21.0 million in the same period of 2008.  The decrease in purchased water costs was due to lower customer usage, partially offset by higher water rates charged from wholesale suppliers.

For the six months ended June 30, 2009, power purchased for pumping increased slightly to $4.4 million, compared to $4.3 million for the same period of 2008.  Increases in supplier rates were offset by lower customer demand. There were also changes in the actual supply mix, as discussed above.  Groundwater production assessments were higher by 2.1% due to increased pumped volume and increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2008.  Average pump tax rates increased in Regions II and III by approximately 3% and 6%, respectively, between the two periods.  These increases in groundwater production assessments were partially offset by lower customer demand.  The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $7.4 million in the water supply cost balancing account provision during the six months ended June 30, 2009 as compared to the same period in 2008 was primarily caused by: (i) a $4.0 million increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect; (ii) the recording of $1.8 million in the MCBA accounts effective November 25, 2008, and (iii) a net decrease of $1.6 million of under-collections in 2009 (only related to Region I in 2009) compared to the same period in 2008.

For the six months ended June 30, 2009, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 6.9% to $6.4 million compared to $6.8 million for the six months ended June 30, 2008 reflecting lower customer demand.  In addition, GSWC began receiving power under a new purchased power contract in January 1, 2009.  The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $63.75 per MWh during 2009 as compared to $74.65 during 2008.  The decrease in the price of purchased power is reflected in the electric supply cost balancing account resulting in no change to the dollar margin for electric services.

Unrealized Gain on Purchased Power Contracts

Pursuant to SFAS No. 133, the unrealized gain on purchased power contracts during 2008 represented gains recorded for GSWC’s purchased power agreements with Morgan Stanley Capital Group, Inc. There was a $4.5 million pretax unrealized gain on purchased power contracts for the six months ended June 30, 2008. These contracts terminated at December 31, 2008. GSWC filed an application with the CPUC to review the new purchased power contracts, effective after December 31, 2008.  GSWC also sought the CPUC’s authorization of a memorandum account to track the changes in the fair market value over the term of the new contract (effective January 1, 2009), resulting in unrealized gains and losses.  In May 2009, the CPUC issued a final decision approving the contract and authorizing the memorandum account to track unrealized gains and losses.  Accordingly, a cumulative unrealized loss of $8.5 million as of June 30, 2009 has been included in the memorandum account and did not impact earnings.

Other Operating Expenses

The primary components of other operating expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the six months ended June 30, 2009 and 2008, other operating expenses by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water Services	$11,530	$10,996	$534	4.9%
Electric Services	1,191	1,086	105	9.7%
Contracted Services	1,597	2,967	(1,370)	-46.2%
Total other operating expenses	$14,318	$15,049	$(731)	-4.9%

For the six months ended June 30, 2009, other operating expenses for water and electric services increased by $639,000 primarily due to an increase in labor and related benefits of $441,000, an increase in bad debt expense of $139,000, and an increase in outside services costs of $332,000.  There was also an increase of $100,000 in other miscellaneous operating expenses. These increases were partially offset by a decrease of $373,000 in water treatment costs including supplies and materials.

Contracted services experienced decreases in other operating expenses of $1.4 million primarily due to transition costs (some of which exceeded transition revenues recovered, pursuant to contract and all of which is non-recurring) of $907,000 incurred during the six months ending June 30, 2008 due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina.  There was also a decrease of approximately $523,000 in outside services costs partly attributable to payments to a subcontractor that provided wastewater services to certain of ASUS’ subsidiaries in 2008. On January 31, 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases operated by ASUS and any of its present and/or future subsidiaries.  For the six months ended June 30, 2009, most of these services were performed internally, some of which is recorded in labor costs within maintenance expense.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the six months ended June 30, 2009 and 2008, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water Services	$23,646	$21,585	$2,061	9.5%
Electric Services	3,512	3,080	432	14.0%
Contracted Services	5,169	4,990	179	3.6%
AWR (parent)	60	115	(55)	-47.8%
Total administrative and general expenses	$32,387	$29,770	$2,617	8.8%

For the six months ended June 30, 2009, administrative and general expenses increased by $2.1 million in water services compared to the six months ended June 30, 2008 due primarily to an increase of $1.5 million in pension expenses resulting from a reduction in the fair value of plan assets in 2008 caused by market conditions at the time.  There was also an increase in labor costs and other employee benefits of $405,000 due to higher wages largely related to Registrant’s annual performance-based salary review program and an increase of $69,000 in regulatory commission expenses.

For the six months ended June 30, 2009, administrative and general expenses increased by $432,000 in electric services compared to the six months ended June 30, 2008 due primarily to: (i) a $930,000 increase in outside consulting, legal and other services resulting from the current general rate case and the new purchased power contract; (ii) a $279,000 increase in labor costs and employee related benefits as discussed above in water services; (iii) an increase of $84,000 in regulatory commission expenses, and (iv) an increase of $138,000 in allocation of costs from the corporate headquarters’ to BVES.  These increases were partially offset by the recording of $1.0 million against legal costs in connection with a settlement agreement reached with Mirant Trading, previously discussed.

There was an increase of $179,000 in contracted services administrative and general expenses due primarily to an increase of $743,000 in labor costs and related employee benefits due to higher wages and an increase in headcount. This increase was partially offset by a decrease in legal and consulting services of $444,000 and a decrease of $120,000 in other miscellaneous expenses.

Depreciation and Amortization

For the six months ended June 30, 2009 and 2008, depreciation and amortization by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water Services	$15,300	$14,310	$990	6.9%
Electric Services	1,129	1,105	24	2.2%
Contracted Services	319	188	131	69.7%
Total depreciation and amortization	$16,748	$15,603	$1,145	7.3%

For the six months ended June 30, 2009, depreciation and amortization expense for water and electric services increased by $1.0 million to $16.4 million compared to $15.4 million for the six months ended June 30, 2008 reflecting, among other things, the approximately $73.6 million of additions to utility plant during 2008, depreciation on which began in January 2009.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There was also an increase in depreciation and amortization expense for contracted services due primarily to the addition of fixed assets.

Maintenance

For the six months ended June 30, 2009 and 2008, maintenance expense by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water Services	$5,955	$6,935	$(980)	-14.1%
Electric Services	364	329	35	10.6%
Contracted Services	1,641	1,278	363	28.4%
Total maintenance	$7,960	$8,542	$(582)	-6.8%

For the six months ended June 30, 2009, maintenance expense for water services decreased by $980,000 to $6.0 million compared to $6.9 million for the six months ended June 30, 2008 due principally to a decrease in unplanned and emergency maintenance on GSWC’s wells, water supply and distribution facilities, previously mentioned.  In addition, as previously mentioned, certain planned maintenance has been deferred to later in the 2009 year, which will increase maintenance expense during the remaining quarters of 2009.  GSWC’s maintenance expense at its three water regions decreased by $1.1 million during the six months ended June 30, 2009 compared to the same period in 2008. This decrease was partially offset by an increase of $136,000 in maintenance expense at CCWC.

There was an increase of $35,000 in maintenance expenses for electric services related to the 8.4 MW natural gas-fueled generation plant.

There was an increase of $363,000 in contracted services maintenance expense due primarily to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008, which added $209,000 in maintenance expense for the six months ended June 30, 2009 compared to the same period in 2008.  The level of maintenance costs at these bases also reflects the size, age and condition of the infrastructure at these bases.  There was also increased maintenance expense of $128,000 at Fort Bliss due primarily to higher internal labor costs associated with wastewater activity previously provided by the subcontractor that provided wastewater services prior to February 2008.

Property and Other Taxes

For the six months ended June 30, 2009 and 2008, property and other taxes by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water Services	$5,137	$5,386	$(249)	-4.6%
Electric Services	369	178	191	107.3%
Contracted Services	606	195	411	210.8%
Total property and other taxes	$6,112	$5,759	$353	6.1%

For the six months ended June 30, 2009, property and other taxes for water and electric services slightly decreased by $58,000 due to a tax refund of $488,000 resulting from lower reassessed property values from an examination, partially offset by increases in payroll taxes and franchise fees based on increased labor costs and sales volume.

Property and other taxes were higher in contracted services due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, property and other taxes increased by $175,000 during the six months ended June 30, 2009 as compared to the same period in 2008. There was also an increase of $236,000 at the other bases primarily from higher payroll taxes and gross receipt taxes.

Construction Expenses

For the six months ended June 30, 2009 construction expenses were $16.3 million, increasing $8.0 million compared to the same period in 2008 due primarily to new construction projects at Fort Bliss and the military bases in Virginia, which had increases of $4.9 million and $4.2 million, respectively, over the same period in 2008.  This increase was partially offset by a $2.1 million decrease in construction expense at Andrews Air Force Base.  Construction expense at the two bases in North Carolina and South Carolina increased $953,000 collectively during the six months ended June 30, 2009 as compared to the same period in 2008.

Net Gain on Sale of Property

For the six months ended June 30, 2009, water services recorded a pre-tax gain of $15,000 on the sale of property.  There was no similar gain in the same period of 2008.  Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the six months ended June 30, 2009 and 2008, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water and Electric Services	$10,624	$10,254	$370	3.6%
Contracted Services	192	439	(247)	-56.3%
AWR (parent)	137	(21)	158	-752.4%
Total interest expense	$10,953	$10,672	$281	2.6%

Overall, interest expense increased in 2009 reflecting an increase in long-term and short-term borrowings, partially offset by lower interest rates. On March 10, 2009, GSWC issued a senior note in the amount of $40.0 million to CoBank due March 10, 2019.  There was also an increase in short-term cash borrowings. Average bank loan balances outstanding under the AWR credit facility for the six months ended June 30, 2009 were approximately $52 million, as compared to an average of $49 million during the same period of 2008.  These increases were partially offset by lower interest rates. The average interest rates on short-term borrowings for the six months ended June 30, 2009 was 1.3% as compared to an average of 3.7% during the same period of 2008.

Interest Income

For the six months ended June 30, 2009 and 2008, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water and Electric Services	$492	$1,089	$(597)	-54.8%
Contracted Services	3	4	(1)	-25.0%
AWR (parent)	3	43	(40)	-93.0%
Total interest income	$498	$1,136	$(638)	-56.2%

Interest income decreased by $638,000 for the six months ended June 30, 2009 due primarily to the recording in 2008 of $480,000 in interest income in connection with the IRS’s examination of the 2002 income tax return, but no similar income in the same period of 2009. Also, there was a decrease of $223,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC due to lower interest rates.

Other

For the six months ended June 30, 2009 and 2008, Registrant recorded other income of $52,000 and $121,000, respectively, as a result of Registrant’s equity interest in an investment.

Income Tax Expense

For the six months ended June 30, 2009 and 2008, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2009	6/30/2008	CHANGE	CHANGE
Water and Electric Services	$9,481	$10,661	$(1,180)	-11.1%
Contracted Services	687	(611)	1,298	-212.4%
AWR (parent)	(1,070)	(9)	(1,061)	11788.9%
Total income tax expense	$9,098	$10,041	$(943)	-9.4%

For the six months ended June 30, 2009, income tax expense for water and electric services decreased by 11.1% to $9.5 million compared to $10.7 million for the six months ended June 30, 2008 due primarily to a decrease in pretax income and a lower effective tax rate (“ETR”).  The ETR for water and electric services for the six months ended June 30, 2009 was 39.8% as compared to a 40.6% ETR applicable to the six months ended June 30, 2008.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services increased to $687,000 compared to a tax benefit of $611,000 for the six months ended June 30, 2008 due primarily to an increase in pretax income.  The ETR for contracted services for the six months ended June 30, 2009 was 36.3% as compared to a 38.6% ETR applicable to the six months ended June 30, 2008.

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  For the six months ended June 30, 2009, the taxes recorded at AWR (parent) also include the effect of a change in California law during the first quarter of 2009.  On February 20, 2009, California’s governor signed two bills into law that amended and added several new provisions to California’s Revenue and Taxation Code.  One of the provisions in these bills changed the manner by which most taxpayers may compute the portion of their income derived from multiple jurisdictions that is subject to California taxation.  During the first quarter of 2009, AWR applied the change in tax law resulting from enactment of the bills based on its understanding of the legislature’s intent, which is to permit taxpayers to apply an alternative apportionment method commencing with the 2011 tax year. As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, as well as refining certain related estimates.  This resulted in the recording of a benefit of approximately $918,000, or $0.05 per share, during the six months ended June 30, 2009. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  On a quarterly basis, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.  Absent this tax benefit, the consolidated ETR for the six months ended June 30, 2009 would have been 39.2%.

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

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that AWR no longer has access to the capital markets at reasonable terms, Registrant has access to a $115 million revolving credit facility that is currently utilized to support operations.  Up to $20 million of this facility may be used for letters of credit. As of June 30, 2009, an aggregate of $10.9 million in cash borrowings were included in current liabilities and approximately $11.3 million of letters of credit were outstanding under this facility.  As of June 30, 2009, AWR had approximately $92.8 million available to borrow under the credit facility.

AWR also has a Registration Statement on file with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of June 30, 2009, $114.4 million was available for issuance under this Registration Statement which will expire in August 2009.  AWR anticipates filing a new Registration Statement with the SEC prior to the expiration of this Registration Statement.  In May 2009, AWR completed a public offering of 1,150,000 shares of its Common Shares, including 150,000 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, at a price to the public of $31 per share. The net proceeds from the offering were $34.0 million, after deductions of underwriting commissions and discounts, and direct legal and accounting fees. The Company used the proceeds of the offering to repay short-term debt.

In addition, a senior note was issued by GSWC on March 10, 2009, to CoBank, ACB (“CoBank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. This note bears interest at the rate of 6.7%.  Under the terms of the note, GSWC shares in the profits of CoBank under a patronage arrangement.  If CoBank continues to pay the current amount of patronage, the annual cost of the note will be at or below 6.0%. The proceeds from the sale of the note to CoBank have been used to pay down short-term borrowings and to fund capital expenditures.

In July 2009, Standard & Poor’s Ratings Services improved its outlook on AWR and GSWC to positive from stable.  At the same time, S&P affirmed the ‘A’ corporate credit rating on AWR and GSWC. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.

There was an increase in the underfunded status of the pension plan during 2008 which has resulted in higher pension costs and cash contributions during 2009.  However, during the seven months ended July 31, 2009, the fair value of the pension plan assets have increased by approximately 9.8% since December 31, 2008.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $39.1 million for the six months ended June 30, 2009 as compared to $27.7 million for the same period ended June 30, 2008. The overall increase of $11.4 million was primarily attributable to an increase in water revenues at GSWC due to higher water rates charged to customers that were approved by the CPUC, and an increase in construction revenues at ASUS primarily for new projects at Fort Bliss and the Virginia bases. The timing of cash receipts and disbursements related to working capital items, including rate recovery from customers of regulatory assets and changes in days sales outstanding, also affected the changes in net cash provided by operating activities.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations as adjusted by changes in working capital in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures at GSWC, decreased to $36.9 million for the six months ended June 30, 2009 as compared to $41.1 million for the same period in 2008.  The decrease was due in part to a business acquisition in 2008.  In the first quarter of 2008, ASUS completed the acquisition of contracts with a subcontractor and substantially all assets of the subcontractor used to provide wastewater services for certain of the Military Utility Privatization Subsidiaries for an aggregate purchase price of $2.3 million. Capital expenditures were lower by $1.9 million as compared to 2008 but are consistent with Registrant’s capital investment plan for 2009.

Cash flows used in investing activities are expected to remain at similar levels during 2009. Capital expenditures are expected to be approximately $75 million during 2009. Registrant intends to invest capital prudently to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities will be constructed.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2009 as compared to $12.1 million for the same period in 2008. The decrease of $11.9 million in net cash provided by financing activities was primarily due to the decrease of $83.4 million in notes payable to banks and $2.9 million in advances for and contributions in aid of construction, partially offset by the issuance of $39.8 million in long-term debt, net of issuance costs, and an increase in net proceeds of $34.0 million from the issuance of Common Shares.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources and short-term and long-term borrowings. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  GSWC has $60 million available for issuance of debt or equity securities under a Registration Statement as of June 30, 2009.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $33.7 million for the six months ended June 30, 2009 as compared to $29.4 million for the same period in 2008. The increase of $4.3 million is primarily attributable to increased water revenues resulting from higher water rates charged to customers that were approved by the CPUC, and the timing of cash receipts and disbursements related to working capital items affecting the changes in net cash provided by operating activities, including rate recovery from customers of GSWC’s regulatory assets and changes to the days sales outstanding.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures, remained consistent at about $36 million.  Capital expenditures are consistent with Registrant’s capital investment plan for 2009.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2009 as compared to $5.6 million for the same period in 2008. The decrease of $3.3 million in net cash provided by financing activities was primarily due to a decrease of $25.6 million in inter-company borrowings and an increase of $15.0 million in dividends paid, partially offset by the issuance of $39.8 million in long-term debt.

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

In May 2009, GSWC entered into contracts to purchase software and provide implementation services for a new Customer Information/Customer Relationship Management System (CIS/CRM). The estimated costs of these contracts is $9.3 million over a period of 22 months.

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

The CPUC also issued its final decision in the cost of capital proceeding in June 2009.  In that decision, the CPUC authorized a 10.2% Return on Equity (“ROE”), and a corresponding Return on Rate Base (“RORB”) of 8.90% to be implemented into rates for all GSWC water ratemaking areas.  Implementation of the cost of capital decision is expected to result in a net annual increase in revenues of approximately $670,000.

During the third quarter of 2008, BVES filed an amended application to request CPUC approval of a new purchased power contract addressing the revenue requirement for the purchased power component of rates and also requesting regulatory accounting treatment for all unrealized gains and losses on the new contract due to derivative accounting.  A final decision on this application was issued in May 2009 approving the contract and authorizing the memorandum account to track derivative gains and losses.

Rate increases in 2008:

In January 2008, the CPUC approved rate increases of $6.4 million for the seven ratemaking areas in the Region I customer service area, which includes an authorized return on equity of 10.2%.  On March 3, 2008, the CPUC’s Division of Ratepayer Advocates (“DRA”) filed an application for rehearing of the Region I General Rate Case (“GRC”) decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  In September 2008, the CPUC granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.7 million of costs incurred in connection with the La Serena Plant Improvement Project.  The project is currently in rate base and the earnings have been included in rates since January 1, 2008.  This issue was consolidated into the ongoing Regions II and III GRC and is expected to be decided as part of the final decision in that case. The final resolution of this issue is expected in the fourth quarter of 2009.  At this time, management believes it is probable that the costs of this project will be allowed to remain in rate base.

In January 2008, the CPUC also approved attrition year rate increases for Region II and Region III customer service areas effective January 1, 2008 designed to generate annual revenues of approximately $3.6 million and $3.0 million based on an authorized return on equity of 10.1% and 9.8%, respectively.

The combined rate increases for Regions I, II and III discussed above are designed to generate approximately $13.0 million in revenues annually, based upon normalized sales levels approved by the CPUC, effective January 1, 2008.

Pending Rate Requests

GSWC

GSWC filed its general rate case for Regions II and III plus the general office on July 1, 2008.  The new rates are to be effective for 2010, 2011 and 2012. In the filing, GSWC requested rate increases that would be expected to generate approximately $20.3 million in annual revenues starting in 2010, $2.6 million in 2011 and $4.2 million in 2012 for Region II, and increases of $30.0 million starting in 2010, $1.7 million in 2011 and $3.7 million in 2012 for Region III, if approved as filed.  During the course of the proceeding, GSWC has agreed to reduce or eliminate certain requests.  As a result, the revised requested increase that was submitted to the CPUC would result in increased annual revenues of $17.6 million in 2010, $2.3 million in 2011 and $3.2 million in 2012 for Region II, and increases of $24.6 million in 2010, $1.2 million in 2011 and $2.6 million in 2012 for Region III if approved by the CPUC.  At the time that the CPUC issues its final decision, certain cost increase projections will be updated to reflect more current inflation rates and the most current purveyor rates for purchased power, purchased water and pump taxes.  These updates could have a positive or negative impact on the final increases.

In June 2008, GSWC’s BVES division filed its general rate case with the CPUC’s electric division.  The filing was the first full general rate case for BVES since 1996.  Costs incurred in connection with the construction of BVES’ 8.4 megawatt generating facility are expected to be reviewed by the CPUC as part of the 2008 general rate case.  The filing requests an overall annual revenue increase of $6.8 million for 2009.  In addition to the 2009 increases, there are incremental increases for the years 2010, 2011 and 2012 which, if approved, are expected to generate approximately $3.7 million of revenues through 2012.  All of the increase is to the rate base portion of BVES’ rates.  The $6.8 million increase represents an overall increase of approximately 23% over current rates.  BVES has included a request for a phased-in implementation of the rate increase.  The proposed phase in plan would recognize the full rate increase in the first year for financial reporting purposes, but defer the revenue recovery to a subsequent year.  In the application, BVES had requested an ROE of 11.7%.  However, in connection with settlement discussions held with the DRA during this GRC proceeding, certain items have been settled.  As a result of the settlement,  the requested increase has been revised to approximately $4.8 million in estimated annual revenues with an estimated effective date of September 2009, and an ROE of 10.5% with a corresponding RORB of 9.15%.

In June 2009, the CPUC denied GSWC’s motion for an interim rate increase for its BVES general office costs. GSWC was, however, authorized to track the difference between costs that are currently being incurred and the currently authorized general office allocation for BVES in a memorandum account effective June 4, 2009. To the extent needed, the disposition of the memorandum account will be addressed in the final decision expected later this year.

CCWC

CCWC filed a rate case with the ACC in August 2004 for its water system in Fountain Hills, Arizona. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and was expected to generate additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues. During this GRC, CCWC sought to have its rates determined using a fair value rate base. The ACC elected not to use fair value in setting the rates. CCWC appealed the ACC’s use of only original cost less depreciation rate base to determine the revenue requirement with the Arizona Court of Appeals. Because CCWC’s fair value rate base was higher, the use of original cost exclusively to determine the revenue requirement deprived CCWC of a substantial amount of operating income. On February 13, 2007, the Arizona Court of Appeals upheld CCWC’s challenge to the ACC’s failure to use fair value rate base in the determination of operating income. The process the ACC utilized was found to be in violation of the Arizona Constitution. However, the Court also held that the ACC’s determination of the return on equity, while not well-explained, was made based on the evidence, was a matter within the agency’s substantial discretion and was lawful.  The ACC decided not to seek review, and the matter was returned to the ACC on remand for modification of the original ACC decision consistent with the decision of the Court of Appeals. Testimony was filed by ACC staff and the Residential Utility Consumer Office.  The ACC conducted evidentiary hearings on the remanded case in January 2008.  The ACC rendered its final decision on July 17, 2008.  The decision reduced the ROE from the 9.3% in the original decision by 200 basis points resulting in a return on fair value rate base of only 6.4%. Under this decision, CCWC’s annual revenues would only be expected to increase by $12,000.  CCWC has filed an appeal of this decision.

During the course of remand proceedings in the 2004 rate case, in the fourth quarter of 2007, CCWC filed its new general rate case with the ACC.  Unlike California, there is not a three-year cycle in Arizona.  The only filing requirement is that a utility cannot have two applications pending at the same time.  In the 2007 filing, CCWC requested rate increases which are expected to generate approximately $2.9 million in additional annual revenues. The processing of this case was expected to take approximately 18 months.  However, the ACC suspended processing of the 2007 rate case until completion of the proceedings on remand of the 2004 rate case.  Evidentiary hearings on the 2007 GRC filing were held in December 2008 for all issues other than the rate of return. Evidentiary hearings on the rate of return issue were held in January 2009.  Parties have submitted briefs and reply briefs.

As of June 30, 2009, CCWC has $3.5 million of goodwill which may be at risk for potential impairment if the requested rate increases are not granted or further delayed by the ACC.

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

GSWC filed its first cost of capital application under the new rate case plan on May 1, 2008.  The application requests the CPUC to adopt an ROE of 12.1%.  The scoping memo for this proceeding bifurcated the proceeding into two phases.  Phase I will establish ROEs.  Phase II will address automatic adjustment mechanisms for ROE and RORB between rate cases.  In May 2009, the CPUC issued a final decision in the Phase I cost of capital proceeding.  The final decision authorized an ROE of 10.2%.  In January 2009, the CPUC issued a revised scoping memo for Phase II of the proceeding which directed the parties to submit testimony addressing the effect of the current financial market crisis on the utilities ability to attract and retain capital.  On July 30, 2009, the CPUC approved Phase II of the cost of capital application which adopts an automatic adjustment mechanism to adjust ROE and RORB between the three year cost of capital proceedings.

Conservation Rate Design and Revenue Adjustment Mechanisms

On August 21, 2008, the CPUC issued a final decision which authorized GSWC to implement an increasing block rate design in GSWC’s Regions II and III as a means to encourage water conservation.  It also directed GSWC to file a tiered rate design for Region I, which has been filed by GSWC.  In addition, GSWC was authorized to establish a WRAM to track revenue shortfalls for subsequent recovery from customers, and an MCBA that would include recovery for changes in the water supply mix. The decision further defers to the cost of capital proceeding, the issue of whether the adoption of the WRAM should affect GSWC’s ROE.

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

GSWC also implemented the MCBA for Regions II and III in November 2008 that will permit GSWC to recover supply costs related to changes in water supply mix. This account replaced the water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account was implemented.

The CPUC also approved an advice letter filing in a separate proceeding to allow GSWC to create and implement a Water Conservation Memorandum Account (“WCMA”) to track the extraordinary expenses and revenue shortfall associated with the conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 and was used to track the revenue shortfall until the WRAM was implemented on November 25, 2008.  At November 24, 2008, approximately $2.0 million of net under-collection had been included in the WCMA for Regions II and III prior to the implementation of the WRAM. On April 16, 2009, the CPUC approved the WCMA and authorized GSWC to establish a 12-month surcharge to customers’ bills. The surcharge went into effect on April 21, 2009.  Accordingly, GSWC established a $2.0 million regulatory asset with a corresponding increase to income during the second quarter of 2009.  GSWC continues to track under-collections for Region I in the WCMA and will do so until a WRAM is established in Region I.  On May 7, 2009, the CPUC approved tiered rates for Region I and the establishment of a WRAM and MCBA which will go into effect on or about September 1, 2009.  During the second quarter of 2009, GSWC also established an $852,000 regulatory asset for Region I’s WCMA balance incurred during the period of August 18, 2008 through June 30, 2009 which management believes is also now probable of recovery.  GSWC will file an advice letter for recovery of Region I’s WCMA, through a 12-month surcharge, once the WRAM and MCBA become effective on or about September 1, 2009 for the period of August 18, 2008 through August 31, 2009.

CPUC Subpoena

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects totaling approximately $24.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC including recent data requests which asked for information prior to 1994. Management cannot predict the outcome of the investigation or audit at this time.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff and has provided responsive materials that are relevant to CCWC.  Management cannot predict the outcome of the ACC’s request and whether it could affect the processing of CCWC’s GRC.

Pension Costs Memorandum Account

There was an increase in the underfunded status of the pension plan during 2008 which has resulted in higher pension costs during 2009.  In March 2009, GSWC filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account.  If this account is approved, GSWC will track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs.  GSWC will not record the amounts in this account as a regulatory asset until they are reviewed and approved by the CPUC.  If approved by the CPUC, GSWC will then establish a regulatory asset with a corresponding increase to earnings. Until then, Registrant expects that its earnings will be negatively affected by increasing pension costs.  In April 2009, the CPUC’s Water Division rejected our filing.  GSWC has filed an appeal.  At this time, management cannot predict the outcome of this matter as it relates to 2009.  GSWC also amended its current rate case application to request a two-way balancing account to track fluctuations in the forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011 and 2012 in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”.  If approved as filed, GSWC will establish a regulatory asset with a corresponding increase to earnings in those years, for any shortfalls.

Mandatory Conservation and Rationing Memorandum Account

GSWC serves approximately 4,800 customers in the City of Bay Point in Region I.  The majority of the water supply for the Bay Point customer service area is obtained from the Contra Costa Water District (“CCWD”).  On March 4, 2009, CCWD made a finding that a water supply shortage existed within CCWD service territories and detailed a plan for significant conservation efforts.  Accordingly, GSWC filed an advice letter with the CPUC seeking authority to implement CPUC’s Rule No. 14.1, which details water conservation and rationing in its Bay Point customer service area.  GSWC will implement water rationing, restrictions, and excess usage charges to its customers, as needed.  GSWC also filed a separate advice letter seeking authorization to establish a Mandatory Conservation and Rationing Memorandum Account (“MCRMA”) to track the additional administrative costs, operating costs, and revenue shortfall not otherwise recoverable through any other mechanism recognized by the CPUC.  In June 2009, both advice letters were approved by the CPUC and GSWC has implemented water rationing, restrictions, and excess usage charges to its customers, in this service area.  Furthermore, in June 2009, GSWC also filed advice letters with the CPUC seeking to implement similar mandatory water conservation and rationing schedules, as well as a MCRMA, in its Simi Valley, Claremont, San Dimas, San Gabriel, Orange County and Metropolitan customer service areas.  These filings have been protested by DRA and are still pending.

Bear Valley Electric

GSWC had previously filed a complaint with the Federal Energy Regulatory Commission (“FERC”) seeking to reduce the $95 per MWh rate in a contract entered into with Mirant Americas Energy Marketing (“Mirant Marketing”) to a just and reasonable price. In May 2009, GSWC reached a settlement agreement with Mirant Energy Trading, LLC, which acquired the power contract from Mirant Marketing as a result of bankruptcy reorganization. Pursuant to that settlement agreement, GSWC filed with the FERC a notice of the withdrawal of its complaint. The settlement agreement required Mirant Energy Trading to pay $1.0 million as a cash settlement to

GSWC after the withdrawal of the complaint at the FERC becomes effective.  On May 26, 2009, GSWC received the $1.0 million settlement payment from Mirant and GSWC recorded a corresponding reduction to previously incurred legal costs, which increased pretax earnings during the three and six months ended June 30, 2009.

Order Instituting Rulemaking (“OIR”)

OIR on Affiliate Transactions:

In April 2009, the CPUC issued an OIR on the CPUC’s own motion to develop standard rules and procedures for regulated water and sewer utilities governing affiliate transactions and the use of regulated assets for non-tariffed utility services (formerly called excess capacity).  In July 2009, parties were requested to file a Prehearing Conference Statement that includes responses to various questions and scenarios that are presented in the OIR.  Responses are scheduled to be filed on August 13, 2009.  This OIR is designed to create generic rules for all water and sewer companies with regard to transactions with a parent company and/or affiliates and with regard to the use of regulated assets and personnel for non-tariffed utility products and services.

OIR on Contamination Proceeds:

In March, 2009 the CPUC issued an OIR on the CPUC’s own motion to develop rules and procedures to ensure that investor-owned water utilities do not earn an unreasonable return on investments financed by contamination proceeds, including damage awards, and public loans received due to water supply contamination. Opening comments were filed by the parties in June 2009 with reply comments filed in July 2009.

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

There have been no material changes to AWR’s environmental matters since December 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2008 for a detailed discussion of environmental matters.

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

The SWP faces particular challenges to the operation of its pumping plant located at the southern end of the Delta which naturally drains to the Pacific Ocean through the San Francisco Bay. Because of its diversion of water for export to central, coastal and southern California through the pumping plant, the SWP is subject to a variety of operating limitations and permitting processes designed, collectively, to balance the need for water exports with the need to restore and protect the Delta environment.  In late 2007, a Federal judge issued a decision in the case Natural Resources Defense Council v. Kempthorne, Case No. 05-CV-1207 (U.S. Dist. Ct., E.D.) finding, among other things, that the Biological Opinion (“BiOp”) issued by the U.S. Fish and Wildlife Service (the “Service”) was legally insufficient and failed to consider recent declines in delta smelt fish populations.  A new BiOp, responsive to recent scientific findings and to the judge’s order, was filed December 15, 2008.  The BiOp, which sets the parameters for a new operating procedure for the SWP, could result in permanent restrictions on water deliveries through the Delta, reducing deliveries in some years by up to 50%.  On June 4, 2009, the National Marine Fisheries Service issued a new biolological opinion to protect salmon in the delta under the Endangered Species Act.  This was followed by the June 25, 2009 listing of the long fin smelt by the California Fish and Game as a threatened species.  The listing of the long fin smelt and the new BiOp for salmon could potentially impact SWP deliveries further.

At the start of each year, DWR issues a conservative initial allocation estimate that is typically increased as the water year progresses. Due to declining storage levels in the State’s reservoirs, DWR has established a 40% delivery level through the SWP for 2009.  The board of MWD voted on April 14, 2009 to implement its Water Supply Allocation Plan to effectively reduce water deliveries across the region by 10% beginning July 1, 2009.  MWD plans to achieve the reduction by imposing significant penalty charges to its member agencies who do not achieve stated reductions.  GSWC purchases MWD water through these member agencies, and the member agencies have implemented similar penalty structures to its customers, including GSWC, to ensure commensurate conservation levels.  MWD has also announced an 8.8% basic rate increase as well as a $69 per-acre-foot Delta surcharge.  These two elements result in a combined average increase of 19.7% effective September 1, 2009.

In June 2009, GSWC implemented water conservation and rationing in its Bay Point customer service area.  GSWC has filed advice letters with the CPUC to implement mandatory conservation and rationing in its Simi Valley, Orange County, Metropolitan, Claremont, San Dimas and San Gabriel Valley customer service areas.  Reduction goals range from 6% to 15% depending on the area.  GSWC will consider similar action in other customer service areas as needed.

Statewide water conditions have improved in recent months but they remain below average for the third consecutive year.  Total water storage in the Colorado River basin is also slightly better than last year.  The percentage of normal year Colorado River runoff is at 85% as a result of a persistent drought in the basin.  Lake Mead, which supplies Southern California, is at 42% of its full capacity, although it may receive more water from upstream Lake Powell as the season progresses.

GSWC is continually evaluating its water supply portfolio to meet the needs of its customers and changing supply conditions.  In May 2009, GSWC signed a non-binding letter of intent to participate in the “Cadiz Water Conservation and Storage Project.” Cadiz owns approximately 70 square miles of property in eastern San Bernardino County, California with potentially significant groundwater resources that could be utilized by GSWC in its MWD service territory, if the project is implemented by Cadiz, Inc., as currently envisioned.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the second quarter of 2009.  The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
April 1 — 30, 2009	14		$34.09	—	NA
May 1 — 31, 2009	12,735		$32.05	—	NA
June 1 — 30, 2009	540		$33.06	—	NA
Total	13,289	(2)	$32.09	—	NA	(3)

(1)          None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          Of the amounts presented, 12,720 Common Shares were acquired on the open market for employees pursuant to the Company’s 401 (k) plan. The remainder of the Common Shares was acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)          None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 19, 2009. The following table presents the voting results of the election of Class I directors at this meeting:

Name	“Votes For”	“Votes Withheld”
James L. Anderson	13,888,002	703,080
Diana M. Bontá	13,987,249	603,833
Anne M. Holloway	13,904,925	686,157
Robert J. Sprowls	13,975,499	615,583

Registrant has one other class of directors, which include N. P. Dodge, Jr., Robert F. Kathol, Gary F. King and Lloyd E. Ross, whose terms will expire at the annual meeting in 2010.

Registrant’s shareholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm, with 14,349,659 voting in favor of the appointment, 110,257 opposing the appointment, and 131,165 abstaining from voting on the appointment.

Finally, Registrant’s shareholders approved a proposal to transact any other business which may properly come before the meeting, or any adjournment thereof, with 7,873,439 voting in favor, 6,322,385 against, and 395,255 abstaining.

No other items were submitted during the second quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information

(a)          On July 28, 2009, the Board of Directors of AWR declared a regular quarterly dividend of $0.250 per common share. The dividend will be paid on September 1, 2009 to shareholders of record as of the close of business on August 11, 2009.

(b)         There have been no material changes during the second quarter of 2009 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a)          The following documents are filed as Exhibits to this report:

4.1

Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 (1)

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

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	August 7, 2009