Form 10-Q
period 2009-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2009-11-05
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

or

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

As of November 3, 2009, the number of Common Shares outstanding, of American States Water Company was 18,512,032 shares. As of November 3, 2009, all of the 134 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	September 30, 2009	December 31, 2008
Utility Plant
Utility plant, at cost	$1,223,922	$1,171,284
Less - Accumulated depreciation	(367,628)	(346,022)
Net utility plant	856,294	825,262

Other Property and Investments
Goodwill	4,610	4,610
Other property and investments	11,526	10,689
Total other property and investments	16,136	15,299

Current Assets
Cash and cash equivalents	7,357	7,283
Accounts receivable — customers (less allowance for doubtful accounts of $674 in 2009 and $656 in 2008)	18,811	14,315
Unbilled revenue	23,807	17,958
Receivable from the U.S. government (less allowance for doubtful accounts of $67 in 2009 and $121 in 2008)	10,281	8,094
Other accounts receivable (less allowance for doubtful accounts of $456 in 2009 and $474 in 2008)	4,137	6,341
Income taxes receivable	1,798	1,526
Materials and supplies, at average cost	1,912	2,109
Regulatory assets — current	8,693	16,071
Prepayments and other current assets	1,986	2,950
Costs and estimated earnings in excess of billings on uncompleted contracts	17,275	11,836
Deferred income taxes — current	3,607	2,131
Total current assets	99,664	90,614

Regulatory and Other Assets
Regulatory assets	118,893	104,521
Other accounts receivable	8,471	8,167
Costs and estimated earnings in excess of billings on uncompleted contracts	6,775	6,897
Deferred income taxes	313	254
Other	10,157	10,273
Total regulatory and other assets	144,609	130,112

Total Assets	$1,116,703	$1,061,287

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2009	December 31, 2008
Capitalization
Common shares, no par value, no stated value	$221,953	$185,499
Earnings reinvested in the business	137,794	125,004
Total common shareholders’ equity	359,747	310,503
Long-term debt	306,298	266,536
Total capitalization	666,045	577,039

Current Liabilities
Notes payable to banks	20,550	74,700
Long-term debt — current	648	636
Accounts payable	37,361	36,582
Income taxes payable	21	974
Accrued employee expenses	7,014	5,625
Accrued interest	5,357	2,463
Unrealized loss on purchased power contracts	7,026	—
Billings in excess of costs and estimated earnings on uncompleted contracts	5,479	2,094
Other	15,544	14,323
Total current liabilities	99,000	137,397

Other Credits
Advances for construction	84,619	86,816
Contributions in aid of construction — net	103,512	101,593
Deferred income taxes	91,208	84,750
Unamortized investment tax credits	2,177	2,245
Accrued pension and other postretirement benefits	49,220	52,235
Regulatory liabilities	1,182	425
Billings in excess of costs and estimated earnings on uncompleted contracts	10,856	9,866
Other	8,884	8,921
Total other credits	351,658	346,851

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,116,703	$1,061,287

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2009	2008
Operating Revenues
Water	$78,297	$69,365
Electric	6,563	6,743
Contracted services	16,641	9,153
Total operating revenues	101,501	85,261

Operating Expenses
Water purchased	14,151	15,087
Power purchased for pumping	3,335	3,484
Groundwater production assessment	3,247	2,791
Power purchased for resale	2,793	3,345
Unrealized loss on purchased power contracts	—	3,741
Supply cost balancing accounts	4,806	(490)
Other operation expenses	7,663	7,366
Administrative and general expenses	17,018	16,307
Depreciation and amortization	8,400	7,882
Maintenance	4,052	4,027
Property and other taxes	3,555	3,461
ASUS construction expenses	9,266	5,117
Loss on settlement for removal of wells	760	—

Total operating expenses	79,046	72,118

Operating Income	22,455	13,143

Other Income and Expenses
Interest expense	(5,861)	(5,428)
Interest income	173	293
Other	38	(30)
Total other income and expenses	(5,650)	(5,165)

Income from operations before income tax expense	16,805	7,978

Income tax expense	7,107	3,426

Net Income	$9,698	$4,552

Weighted Average Number of Shares Outstanding	18,502	17,268
Basic Earnings Per Common Share	$0.52	$0.26

Weighted Average Number of Diluted Shares	18,645	17,404
Fully Diluted Earnings Per Share	$0.52	$0.26

Dividends Declared Per Common Share	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008
Operating Revenues
Water	$209,248	$186,824
Electric	21,083	21,754
Contracted services	44,332	25,938
Total operating revenues	274,663	234,516

Operating Expenses
Water purchased	34,622	36,119
Power purchased for pumping	7,711	7,819
Groundwater production assessment	8,621	8,056
Power purchased for resale	9,158	10,179
Unrealized gain on purchased power contracts	—	(766)
Supply cost balancing accounts	11,666	(1,269)
Other operation expenses	21,981	22,415
Administrative and general expenses	49,405	46,077
Depreciation and amortization	25,148	23,485
Maintenance	12,012	12,569
Property and other taxes	9,667	9,220
ASUS construction expenses	25,540	13,426
Net gain on sale of property	(15)	—
Loss on settlement for removal of wells	760	—

Total operating expenses	216,276	187,330

Operating Income	58,387	47,186

Other Income and Expenses
Interest expense	(16,814)	(16,100)
Interest income	671	1,429
Other	90	91
Total other income and expenses	(16,053)	(14,580)

Income from operations before income tax expense	42,334	32,606

Income tax expense	16,205	13,467

Net Income	$26,129	$19,139

Weighted Average Number of Shares Outstanding	17,896	17,252
Basic Earnings Per Common Share	$1.45	$1.10

Weighted Average Number of Diluted Shares	18,029	17,378
Fully Diluted Earnings Per Share	$1.45	$1.10

Dividends Declared Per Common Share	$0.75	$0.75

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$26,129	$19,139
Adjustments for non-cash items:
Depreciation and amortization	25,148	23,485
Provision for doubtful accounts	774	661
Deferred income taxes and investment tax credits	5,134	4,276
Unrealized gain on purchased power contracts	—	(766)
Stock-based compensation expense	1,042	1,097
Loss on settlement for removal of wells	760	—
Other — net	1,123	401
Changes in assets and liabilities:
Accounts receivable — customers	(5,270)	(3,902)
Unbilled revenue	(5,849)	(3,742)
Other accounts receivable	1,900	855
Receivable from the U.S. government	(2,187)	(423)
Materials and supplies	197	(241)
Prepayments and other current assets	964	822
Regulatory assets — supply cost balancing accounts	11,666	(1,269)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,317)	(6,510)
Other assets (including other regulatory assets)	(13,033)	(1,719)
Accounts payable	382	6,168
Income taxes receivable/payable	(1,225)	(2,866)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,375	4,791
Accrued pension and other postretirement benefits	(3,015)	(77)
Other liabilities	6,716	3,162
Net cash provided	50,414	43,342

Cash Flows From Investing Activities:
Construction expenditures	(55,633)	(58,987)
Business acquisition	—	(2,298)
Net cash used	(55,633)	(61,285)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	35,354	708
Proceeds from stock option exercises	67	666
Receipt of advances for and contributions in aid of construction	1,065	4,339
Refunds on advances for construction	(3,033)	(3,339)
Repayments of long-term debt	(226)	(272)
Proceeds from issuance of long-term debt, net of issuance costs	39,750	—
Net change in notes payable to banks	(54,150)	28,300
Dividends paid	(13,285)	(12,934)
Other — net	(249)	18
Net cash provided	5,293	17,486
Net increase (decrease) in cash and cash equivalents	74	(457)
Cash and cash equivalents, beginning of period	7,283	1,698
Cash and cash equivalents, end of period	$7,357	$1,241

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

ASSETS
(Unaudited)

(in thousands)	September 30, 2009	December 31, 2008
Utility Plant
Utility plant, at cost	$1,153,886	$1,103,932
Less - Accumulated depreciation	(345,466)	(326,089)
Net utility plant	808,420	777,843

Other Property and Investments	8,545	7,719

Current Assets
Cash and cash equivalents	4,865	3,812
Accounts receivable-customers (less allowance for doubtful accounts of $634 in 2009 and $632 in 2008)	18,371	13,969
Unbilled revenue	23,425	17,641
Inter-company receivable	214	309
Other accounts receivable (less allowance for doubtful accounts of $443 in 2009 and 2008)	3,779	4,348
Materials and supplies, at average cost	1,796	1,543
Regulatory assets — current	8,693	16,018
Prepayments and other current assets	1,715	2,714
Deferred income taxes — current	3,662	2,144
Total current assets	66,520	62,498

Regulatory and Other Assets
Regulatory assets	118,893	104,521
Other accounts receivable	8,471	8,167
Other	9,495	9,402
Total regulatory and other assets	136,859	122,090

Total Assets	$1,020,344	$970,150

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2009	December 31, 2008
Capitalization
Common shares, no par value, no stated value	$195,526	$194,728
Earnings reinvested in the business	133,501	129,805
Total common shareholder’s equity	329,027	324,533
Long-term debt	300,323	260,561
Total capitalization	629,350	585,094

Current Liabilities
Long-term debt — current	338	326
Accounts payable	29,329	25,897
Inter-company payable	7,047	18,392
Income taxes payable to Parent	1,091	2,794
Accrued employee expenses	6,130	4,940
Accrued interest	5,241	2,391
Deferred income taxes — current	—	39
Unrealized loss on purchased power contracts	7,026	—
Other	14,379	13,245
Total current liabilities	70,581	68,024

Other Credits
Advances for construction	79,402	80,977
Contributions in aid of construction - net	90,594	89,519
Deferred income taxes	90,787	83,765
Unamortized investment tax credits	2,177	2,245
Accrued pension and other postretirement benefits	49,220	52,235
Other	8,233	8,291
Total other credits	320,413	317,032

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,020,344	$970,150

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three Months Ended September 30, 2009
(in thousands)	2009	2008
Operating Revenues
Water	$76,121	$67,316
Electric	6,563	6,743
Total operating revenues	82,684	74,059

Operating Expenses
Water purchased	13,822	14,889
Power purchased for pumping	3,131	3,293
Groundwater production assessment	3,247	2,791
Power purchased for resale	2,793	3,345
Unrealized loss on purchased power contracts	—	3,741
Supply cost balancing accounts	4,806	(490)
Other operation expenses	6,557	6,055
Administrative and general expenses	13,711	13,054
Depreciation and amortization	7,716	7,252
Maintenance	3,303	3,289
Property and other taxes	3,145	2,791
Total operating expenses	62,231	60,010

Operating Income	20,453	14,049

Other Income and Expenses
Interest expense	(5,693)	(5,018)
Interest income	170	284
Other	30	(22)
Total other income and expenses	(5,493)	(4,756)

Income from operations before income tax expense	14,960	9,293

Income tax expense	6,418	3,945

Net Income	$8,542	$5,348

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Operating Revenues
Water	$203,594	$181,235
Electric	21,083	21,754
Total operating revenues	224,677	202,989

Operating Expenses
Water purchased	33,764	35,572
Power purchased for pumping	7,233	7,365
Groundwater production assessment	8,621	8,056
Power purchased for resale	9,158	10,179
Unrealized gain on purchased power contracts	—	(766)
Supply cost balancing accounts	11,666	(1,269)
Other operation expenses	18,841	17,799
Administrative and general expenses	39,809	36,655
Depreciation and amortization	23,150	21,746
Maintenance	9,340	10,408
Property and other taxes	8,511	8,200
Net gain on sale of property	(15)	—
Total operating expenses	170,078	153,945

Operating Income	54,599	49,044

Other Income and Expenses
Interest expense	(16,112)	(15,035)
Interest income	665	1,370
Other	71	69
Total other income and expenses	(15,376)	(13,596)

Income from operations before income tax expense	39,223	35,448

Income tax expense	16,074	14,576

Net Income	$23,149	$20,872

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$23,149	$20,872
Adjustments for non-cash items:
Depreciation and amortization	23,150	21,746
Provision for doubtful accounts	736	628
Deferred income taxes and investment tax credits	5,678	4,180
Unrealized gain on purchased power contracts	—	(766)
Stock-based compensation expense	783	940
Other — net	787	377
Changes in assets and liabilities:
Accounts receivable — customers	(5,138)	(3,810)
Unbilled revenue	(5,784)	(3,702)
Other accounts receivable	265	783
Materials and supplies	(253)	(152)
Prepayments and other current assets	999	849
Regulatory assets — supply cost balancing accounts	11,666	(1,269)
Other assets (including other regulatory assets)	(13,078)	(1,524)
Accounts payable	2,728	4,236
Inter-company receivable/payable	(50)	338
Income taxes receivable/payable from/to Parent	(1,703)	(1,679)
Accrued pension and other postretirement benefits	(3,015)	(77)
Other liabilities	6,363	3,032
Net cash provided	47,283	45,002

Cash Flows From Investing Activities:
Construction expenditures	(53,118)	(55,455)
Net cash used	(53,118)	(55,455)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	—	30,000
Receipt of advances for and contributions in aid of construction	1,015	4,197
Refunds on advances for construction	(2,827)	(3,047)
Proceeds from the issuance of long-term debt, net of issuance costs	39,750	—
Repayments of long-term debt	(226)	(272)
Net change in inter-company borrowings	(11,200)	(12,510)
Dividends paid	(19,400)	(8,800)
Other — net	(224)	28
Net cash provided	6,888	9,596

Net increase (decrease) in cash and cash equivalents	1,053	(857)
Cash and cash equivalents, beginning of period	3,812	1,389
Cash and cash equivalents, end of period	$4,865	$532

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

General / Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) and its subsidiaries, Fort Bliss Water Services Company, Terrapin Utility Services, Inc., Old Dominion Utility Services, Inc., Palmetto State Utility Services, Inc., and Old North Utility Services, Inc.

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

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $115 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  GSWC is also able to obtain letters of credit under this facility. Amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheets as of September 30, 2009 and December 31, 2008. The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors agreed upon by the CPUC.

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

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees recorded were approximately $782,000 and $718,000 for the three months ended September 30, 2009 and 2008, respectively, and $2,116,000 and $2,052,000 for the nine months ended September 30, 2009 and 2008, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $234,000 and $521,000 during the three months ended September 30, 2009 and 2008, respectively, and $563,000 and $521,000 for the nine months ended September 30, 2009 and 2008, respectively.

New Accounting Pronouncements:   In December 2007, the Financial Accounting Standards Board (“FASB”) issued  revised authoritative guidance on business combinations which establishes principles and requirements for how the acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire, (ii) recognizes and measures the goodwill acquired in the business combination, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance was effective for the Company beginning January 1, 2009.  Accordingly, any business combinations that Registrant may engage in subsequent to that date will be recorded and disclosed under the new guidance.

In December 2007, the FASB also amended authoritative guidance on noncontrolling interests in consolidated financial statements.   The objective of this guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The amended guidance was effective for the Company beginning January 1, 2009 and did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB amended its guidance on disclosures about derivatives and hedging activities.  The amended guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This guidance was effective for the Company beginning January 1, 2009 and did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.  The adoption of the new guidance did result in enhanced qualitative disclosure of Registrant’s derivative instrument as discussed in Note 4.

In December 2008, the FASB amended its guidance on disclosures about postretirement benefit plans to require additional disclosures about plan assets held in an employer’s defined benefit pension or other postretirement plan, and to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance on fair value measurements,  and (iv) significant concentrations of risk within plan assets.  The amended guidance is effective for the Company beginning January 1, 2010.  Registrant is evaluating the potential impact of this new amended guidance.

In April 2009, the FASB issued guidance requiring disclosures beginning in the second quarter of 2009 about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim and annual reporting periods. Since this new guidance impacts disclosure only, the adoption of this position will not have an impact on Registrant’s consolidated results of operations, financial position or cash flows.  This enhanced disclosure is provided in Note 5.

In May 2009, the FASB issued guidance on subsequent events, establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued. This guidance was effective beginning in the second quarter of 2009 and impacted disclosure only.  Registrant has performed an evaluation of subsequent events through November 5, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued revised guidance which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred assets. It removes the concept of qualifying special purpose entity from US GAAP, changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This revised guidance is effective for the Company beginning January 1, 2010 and is not expected to have any impact on Registrant’s consolidated results of operations, financial position or cash flows.

In June 2009, the FASB amended the guidance on consolidation for variable interest entities. The new guidance requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity.  This guidance also amends  how to determine whether an entity is a variable interest entity. A company must now disclose how its involvement with a variable interest entity affects the company’s financial statements and disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. This guidance is effective for the Company beginning January 1, 2010.  Registrant is currently evaluating the potential impact of this new guidance.

In June 2009, the FASB issued guidance on the codification of generally accepted accounting principles (“GAAP”). This guidance was effective for the Company beginning in the third quarter of 2009.  The FASB Accounting Standards Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification superseded all then-existing accounting and reporting standards, other than rules and interpretative releases issued by the SEC. The adoption of the new guidance did not have any impact on the Company’s financial statements.

Other accounting guidance that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with the accounting guidance for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At September 30, 2009, Registrant had approximately $19.4 million of regulatory assets not accruing carrying costs. Of this amount, $6.9 million relates to deferred income taxes representing accelerated tax benefits flowed-through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, $7.0 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchased power contracts, and $2.2 million relates to general rate case memorandum accounts to be recovered within 12 months.  The remainder relates to other expenses that do not provide for recovery of carrying costs that Registrant expects to recover in rates over a short period.

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(In thousands)	September 30, 2009	December 31, 2008
GSWC
Electric supply cost balancing account	$13,307	$16,077
Water supply cost balancing accounts	6,453	11,807
Water revenue adjustment mechanism, net of modified cost balancing accounts	12,575	825
Water conservation memorandum accounts	2,292	—
Costs deferred for future recovery on Aerojet case	19,918	20,613
Pensions and other postretirement obligations	38,850	40,939
Flow-through taxes, net	6,853	7,134
Electric transmission line abandonment costs	2,873	3,001
Asset retirement obligations	3,901	3,646
Low income rate assistance balancing accounts	4,077	4,758
General rate case memorandum accounts	2,215	4,922
Santa Maria adjudication memorandum accounts	3,943	4,011
Derivative losses (gains) memorandum account	7,026	—
Refund of water right lease revenues	(1,948)	(2,360)
Other regulatory assets, net	5,251	5,166
Total GSWC	$127,586	$120,539
CCWC
Asset retirement obligations	$58	$55
Other regulatory liabilities, net	(1,240)	(427)
Total AWR	$126,404	$120,167

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2008 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2008.

Supply Cost Balancing Accounts:

Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $13.3 million and $16.1 million at September 30, 2009 and December 31, 2008, respectively, a reduction in the under-collection of $2.8 million during the nine months ended September 30, 2009.  As of September 30, 2009, the electric supply cost balancing account consists of under-collections incurred during the energy crisis in late 2000 and 2001, costs of abandonment of a transmission line upgrade and increases in purchased energy and power system delivery costs discussed below.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001. GSWC sold 30,364,064 and

31,939,690 kilowatt hours of electricity to its BVES customers for the three months ended September 30, 2009 and 2008, respectively, and sold 100,800,183 and 105,354,442 kilowatt hours of electricity to its customers for the nine months ended September 30, 2009 and 2008, respectively.  As a result of the surcharge, the supply cost balancing account was reduced by approximately $675,000 and $720,000 for the three months ended September 30, 2009 and 2008, respectively, and $2,240,000 and $2,361,000 for the nine months ended September 30, 2009 and 2008, respectively.  Approximately $22.4 million of the $23.1 million under-collection incurred during the energy crisis in late 2000 and 2001 has been recovered through this surcharge.  Therefore, as of September 30, 2009 approximately $728,000 related to the energy crisis remains to be recovered through this surcharge.   GSWC anticipates the surcharge, based on projected electricity sales, to be sufficient for it to recover by August 2011 the amount of the under-collected balance incurred during the energy crisis. However, in 2011, if GSWC has not fully recovered the amount of this under collection, GSWC will seek additional recovery from the CPUC of any amounts not recovered through this surcharge.

Changes in purchased energy and power system delivery costs as compared to CPUC authorized rates have also impacted the electric supply cost balancing account by $8.9 million under-collection as of September 30, 2009. The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of a 2001 settlement which was subsequently approved in a CPUC decision. The BVES division of GSWC is allowed to include its actual recorded purchased energy costs up to a weighted annual average cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account.  BVES began receiving power under a new purchased power contract in January 1, 2009.   The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $63.75 per MWh during 2009 as compared to $74.65 per MWh during 2008.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the three months and nine months ended September 30, 2009 and 2008.

Charges to GSWC by Southern California Edison (“Edison”) associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is $38,137 per month.  The incremental costs of $3.7 million at September 30, 2009 not included in rates have been included in the balancing account at September 30, 2009 for subsequent recovery from customers, subject to CPUC approval.

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

For the three months ended September 30, 2009 and 2008, approximately $339,000 and $1.8 million of under-collections (including interest), respectively, were recorded in the water supply cost balancing accounts.  For the nine months ended September 30, 2009 and 2008, approximately $1.1 million and $3.9 million of under-collections (including interest), respectively, were recorded in the water supply cost balancing accounts. Amortization of surcharges that are in rates to recover under-collections from customers and surcredits that are in rates to refund over-collections to customers also increase or decrease the water supply cost balancing accounts, as applicable.  During the three months ended September 30, 2009 and 2008, approximately $2.7 million and $860,000, respectively, of surcharges were billed to customers to decrease previously incurred under-collections in the water supply cost balancing accounts.  During the nine months ended September 30, 2009 and 2008, approximately $6.5 million and $613,000 of surcharges were billed to customers to decrease previously incurred under-collections in the water supply cost balancing accounts.

As of September 30, 2009, there is a net under-collection of approximately $6.5 million in the water supply cost balancing accounts.  Of this amount, approximately $3.5 million relates to GSWC’s Region III customer service area.  The remaining $3.0 million net under-collections in the water supply cost balancing accounts relate to GSWC’s Region I net under-collection of $2.6 million and Region II’s net under-collection of $0.4 million.  Currently, there are surcharges in place at each of the three regions to recover these under-collections over a period ranging from 12 to 24 months.  When these surcharges expire, any unrecovered balances will be included for recovery in a future filing.

On August 21, 2008, the CPUC issued a final decision which approved a settlement agreement between GSWC and the CPUC’s Division of Ratepayer Advocates (“DRA”) regarding conservation rate design.  As a result of this decision, GSWC is permitted to establish a Modified Cost Balancing Account (“MCBA”) that will permit GSWC to recover supply costs related to changes in water supply mix in addition to rate changes by GSWC’s suppliers. GSWC implemented this MCBA in late November 2008 for Regions II and III and September 1, 2009 for Region I.  This account replaces the current water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account was implemented.

Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account:

With the adoption of the WRAM and the MCBA effective November 25, 2008 for Regions II and III and September 1, 2009 for Region I, GSWC began recording the difference between what is billed to its regulated customers and that authorized by the CPUC. Under the WRAM, GSWC records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues).  While the WRAM tracks volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. Approximately 66% of GSWC’s total adopted revenues are volumetric-based.  The adopted volumetric revenues considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account.  The variance amount may be positive (under-collection) or negative (over-collection) and represents amounts that will be billed or refunded to customers in the future.

Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a regulatory asset or liability balancing account.

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over-or under-collection for the corresponding Region.  The over-or-under collections bear interest at the current 90 day commercial paper rate. GSWC intends to seek approval from the CPUC to refund or collect the balance in the accounts when the amount for WRAM net of MCBA achieves a pre-determined level (i.e., at least 2.5 percent over-or under-recovery of the approved revenue requirement). Account balances less than those levels may be refunded or collected in GSWC’s general rate case proceedings or aggregated with future calendar year balances for comparison with the pre-determined recovery level of 2.5 percent of adopted revenues. As of September 30, 2009, GSWC has a net aggregated regulatory asset of $12.6 million which is comprised of a $16.5 million under-collection in the WRAM accounts and $3.9 million over-collection in the MCBA accounts.  The revenue requirement and volumetric revenues are adopted as part of a General Rate Case (“GRC”) every three years. Region I will file its next GRC in January 2010 with new rates effective for 2011 and 2012. All water regions will  file one GRC in July of 2011 with rates effective January 2013.  As part of future GRCs, the CPUC is expected to adopt new volumetric revenues based on historical usage patterns and the revenue requirement adopted in these GRCs.

Water Conservation Memorandum Accounts (“WCMA”)

The CPUC also approved an advice letter filing in a separate proceeding to allow GSWC to create and implement a Water Conservation Memorandum Account (“WCMA”) to track the extraordinary expenses and revenue shortfall associated with conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 and was used to track on-going extraordinary expenses, and the revenue shortfall until the WRAM was implemented on November 25, 2008 for Regions II and III and September 1, 2009 for Region I.  On November 24, 2008, approximately $2.0 million of net under-collections were included in the WCMA for Regions II and III prior to the implementation of the WRAM.  On April 16, 2009, the CPUC approved the advice letter filed by GSWC to recover the $2.0 million  through a 12-month surcharge to customers’ bills. The surcharge went into effect on April 21, 2009.  Accordingly, GSWC established a $2.0 million regulatory asset for Regions II and III during the second quarter of 2009.  At September 30, 2009, the balance for Regions II and III is $1.2 million, net of amounts collected from customers through the 12-month surcharge. In addition, GSWC established an $852,000 regulatory asset in the second quarter of 2009 for the activity in Regions I’s WCMA through June 30, 2009 and an additional $297,000 during the third quarter of 2009 for a total balance at September 30, 2009 of $1.1 million.  The regulatory asset for Region I’s WCMA balance was incurred during the period of August 18, 2008 through August 31, 2009.   Management believes that these amounts are also probable of recovery.  In October 2009, GSWC filed an advice letter for recovery of Region I’s WCMA, through a 12-month surcharge for amounts incurred during the period of August 18, 2008 through August 31, 2009.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $277,000 and $299,000 was billed to customers during the three months ended September 30, 2009 and 2008, respectively, and $740,000 and $789,000 during the nine months ended September 30, 2009 and 2008, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision. Pursuant to the decision, additional interest of approximately $12,000 and $111,000 was added to the Aerojet litigation memorandum account during the three months ended September 30, 2009 and 2008, respectively, and $45,000 and $367,000 was added to the Aerojet memorandum account during the nine months ended September 30, 2009 and 2008, respectively.

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

Pensions and Other Postretirement Obligations:

There was an increase in the underfunded status of the pension plan during 2008 which has resulted in higher pension costs during 2009.   The amount included in rates for recovery of pension costs in 2009 were previously established in that last GRC and did not include this higher level of costs.   In March 2009, GSWC filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account to track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs in 2009.    The CPUC denied this request indicating that amounts established in the previous GRC will remain in effect.  GSWC also amended its current rate case application to request a two-way balancing account to track fluctuations in the forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011 and 2012 in accordance with the accounting guidance for pension costs.  If approved as filed, GSWC will establish a regulatory asset or liability in those years, for any shortfalls or excesses in this account.

Derivative Gains and Losses on Purchased Power Contracts Memorandum Account:

As described in Note 4, in October 2008 GSWC executed a new purchased power contract.  GSWC began receiving power under this contract on January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract.  The new contract is also subject to the accounting guidance on derivatives, and requires mark-to-market derivative accounting.  In May 2009, the CPUC issued a final decision approving the new purchased power contract.  In the decision, the CPUC also authorized the establishment of a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance on derivatives.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.  As of September 30, 2009, $7.0 million of cumulative unrealized losses have been included in this memorandum account, therefore not impacting earnings.

Deferred Rate Case Costs:

Included in GSWC’s other regulatory assets are deferred rate case costs totaling $3.7 million. These are direct costs consisting primarily of outside consulting services, which have been incurred in connection with the preparation and processing of a GRC.  Historically, GSWC has deferred these costs as a regulatory asset which are then recovered in rates and amortized over the term of a rate case cycle once the new rates go into effect.  In the current GRC for Regions II and III and the general office, the CPUC’s Division of Ratepayer Advocates (“DRA”) is challenging GSWC’s historical practice of deferring these costs with subsequent recovery upon the effective date of the new rates.  Instead, DRA believes that rate case costs should be projected for future periods and recovered prospectively.   Management believes that DRA’s rationale and recommendations are inconsistent with GSWC’s historical practice of deferring and recovering rate case expenses associated with the current GRC.  This practice has not been challenged by the CPUC in prior rate cases.  GSWC will vigorously defend its position.  However, if DRA prevails, GSWC may be required to write-off approximately $2.3 million as of September 30, 2009 related to the current water rate case.  At this time, GSWC is unable to predict the outcome of this matter.

BVES:

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might have a potential penalty. The CPUC considered the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES.  On May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES).  The final decision affirmed the renewable obligation targets for small utilities but also allowed small utilities to defer compliance under the CPUC’s flexible compliance rules.  BVES is required to describe in detail the problems that warrant further deferral annually in accordance with the CPUC’s flexible compliance rules.  Because the final decision deferred BVES’ interim target purchase levels for the years 2004 through 2007, management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier.  For the 2008 year, BVES did not meet the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of September 30, 2009.  At this time, management has determined that interim targets for the 2009 year will not be met but expects the CPUC to waive any potential fines in accordance with the flexible compliance rules.

BVES is in negotiations with two parties with respect to the purchase of biogas that would be used in BVES’ generator plant and the purchase of electricity generated at a landfill site.  BVES intends to seek regulatory approval of the contracts, if negotiations are successful.  If approved by the CPUC, GSWC anticipates that BVES will be able to meet its 20% renewable requirement in 2010.

CCWC Other Regulatory Assets/Liabilities:

Fountain Hills Sanitary District (“FHSD”) is a political subdivision of the State of Arizona that provides sanitary sewer service to customers residing within CCWC’s water service area. In connection with its sanitary system, FHSD constructed a recharge system whereby it recharges treated effluent through multiple injection wells. In order for FHSD to secure an Aquifer Protection Permit for its recharge system, FHSD requested CCWC to permanently cease using one of its wells. As a possible replacement for this well, FHSD constructed a new well adjacent to the community center (“Community Center Well”). However, this well was not able to produce an amount of water equivalent to the amount produced by CCWC’s well that was taken out of production. Accordingly, in February 2005, CCWC entered into an agreement with FHSD whereby CCWC agreed to permanently remove from service this well and in return CCWC received a settlement fee of $1,520,000 from FHSD. Pursuant to the agreement, CCWC agreed to: (i) permanently remove from service and cap this well, and cap another well which had never been used as a potable source of supply; (ii) relinquish any legal claim or interest that CCWC may otherwise possess in the Community Center Well, and (iii) grant an option to FHSD to acquire one of the wells at a future date at fair market value. The removal of these two wells from service did not have a significant impact on CCWC’s water supply.

In 2005, CCWC recognized a net gain of $760,000 related to this settlement agreement and established a regulatory liability for the remaining $760,000 that remained as of December 31, 2008 pending ACC review of this matter.  On October 8, 2009, the ACC made a final ruling ordering CCWC to treat the entire gain of $1,520,000 from the settlement agreement with FHSD as a reduction to rate base. As a result, CCWC has recorded a loss of $760,000 during the third quarter of 2009.  This effectively reverses the original gain recorded in 2005.

Other Regulatory Matters:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects totaling approximately $24.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In September 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC including recent data requests which asked for information prior to 1994.  Management cannot predict the outcome of the investigation or audit at this time.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff and has provided responsive materials that are relevant to CCWC.  Management cannot predict the outcome of the ACC’s request.  Although the ACC has issued a decision in the CCWC general rate case, they have held the proceeding open pending resolution of the staff review of the CPUC subpoena documents.

In June 2009, GSWC implemented water conservation and rationing in its Bay Point customer service area.  GSWC has also filed advice letters with the CPUC and implemented mandatory conservation and rationing in its Simi Valley, Orange County, Metropolitan, Claremont, San Dimas and San Gabriel Valley customer service areas.  Reduction goals range from 6% to 15% depending on the area.  GSWC will consider taking similar actions in other customer service areas as needed.

Note 3 — Earnings per Share/Capital Stock:

Registrant computes earnings per share (“EPS”) in accordance with the accounting guidance for the effect of participating securities on EPS calculations and the use of the “two-class” method. The guidance requires the use of the “two-class” method of computing EPS for companies with participating securities. The “two-class” method is an earnings allocations formula that determines EPS for each class of common stock and participating security.  AWR has participating securities related to stock options that earn dividend equivalents on an equal basis with Common Shares that have been issued under AWR’s 2003 Non-Employee Directors Stock Plan,  and the restricted stock units under AWR’s 2000 Stock Incentive Plan and 2008 Stock Incentive Plan.  In applying the “two-class” method, undistributed earnings are allocated to both Common Shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

	Basic	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	(in thousands, except per share amounts)	2009	2008	2009	2008
	Net income	$9,698	$4,552	$26,129	$19,139
Less: (a)	Distributed earnings to common shareholders	4,625	4,317	13,422	12,939
	Distributed earnings to participating securities	22	24	62	67
	Undistributed earnings	5,051	211	12,645	6,133

	(b) Undistributed earnings allocated to common shareholders	5,026	210	12,587	6,102
	Undistributed earnings allocated to participating securities	25	1	58	31

	Total income available to common shareholders, basic (a)+(b)	$9,651	$4,527	$26,009	$19,041

	Weighted average Common Shares outstanding, basic	18,502	17,268	17,896	17,252
	Basic earnings per Common Share	$0.52	$0.26	$1.45	$1.10

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under the Registrant’s 2000 and 2008 Stock Incentive Plans, and the 2003 Non-Employee Directors Stock Plan, and net income. At September 30, 2009 and 2008 there were 679,258 and 544,778 options outstanding, respectively, under these Plans. At September 30, 2009 and 2008, there were also 86,947 and 76,809 restricted stock units outstanding, respectively, under these Plans.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Common shareholders earnings, basic	$9,651	$4,527	$26,009	$19,041
Undistributed earnings for dilutive stock options	25	1	58	31
Total common shareholders earnings, diluted	$9,676	$4,528	$26,067	$19,072

Weighted average common shares outstanding, basic	18,502	17,268	17,896	17,252
Stock-based compensation (1)	143	136	133	126
Weighted average common shares outstanding, diluted	18,645	17,404	18,029	17,378
Diluted earnings per Common Share	$0.52	$0.26	$1.45	$1.10

(1)      In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 422,553 and 333,792 stock options at September 30, 2009 and 2008, respectively, were deemed to be outstanding in accordance with the accounting guidance on earnings per share.  All of the 86,947 and 76,809 restricted stock units at September 30, 2009 and 2008, respectively, were included in the calculation of diluted EPS for the three and nine months ended September 30, 2009 and 2008.

Stock options of 252,326 and 110,713 were outstanding at September 30, 2009 and 2008, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the nine months ended September 30, 2009 and 2008.  Stock options of 4,379 and 100,273 were outstanding at September 30, 2009 and 2008, respectively, but not included in the computation of diluted EPS because they were antidilutive.

During the nine months ended September 30, 2009 and 2008, Registrant issued 54,971 and 27,382 Common Shares, for approximately $1.4 million and $708,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, and the stock incentive plans.

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

In addition, Registrant purchased 13,772 Common Shares on the open market during the nine months ended September 30, 2009 under Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 27,566 Common Shares during the nine months ended September 30, 2008, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan and 401(k) Plan.  The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During each of the three months ended September 30, 2009 and 2008, AWR paid quarterly dividends to shareholders of approximately $4.6 million and $4.3 million, or $0.25 per share, respectively. During the nine months ended September 30, 2009 and 2008, AWR paid quarterly dividends to shareholders of approximately $13.3 million and $12.9 million, or $0.75 per share, respectively.

Note 4 — Derivative Instruments:

Most of the electric energy sold by BVES to its customers is purchased from others.  To mitigate exposure to spot-market prices, Registrant has entered into purchased power contracts, which are subject to derivative accounting, to serve its BVES customer service area.  By entering into these fixed-priced purchased power contracts, Registrant has been able to limit the amount of risk and uncertainty due to spot-market price variability.  Changes in electricity costs are outside of management’s control.  Therefore, the purpose of entering into these fixed price contracts is to stabilize purchased power costs.  Except for the resale of small amounts of power in the spot market that are in excess of BVES’ customers’ needs, the power purchased under the contracts is only used to service BVES customers’ demand.

Registrant had certain block-forward purchased power contracts that were subject to the accounting guidance for derivatives.  During 2002, GSWC became a party to block-forward purchased power contracts that qualified as derivative instruments under the accounting guidance.  As a result, unrealized gains and losses were recorded to earnings on a monthly basis to reflect the fair market value of the derivative at the end of each month. These contracts expired on December 31, 2008.  During the three and nine months ended September 30, 2008, $3.7 million of unrealized losses and $766,000 of unrealized gains, respectively, on purchased power contracts were recorded to GSWC’s earnings.

In October 2008, GSWC executed a new purchased power contract that permits GSWC to purchase power at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract.  The new contract is also subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   GSWC began receiving power under this contract on January 1, 2009. In May 2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into the non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.  As a result, unrealized derivative gains and losses from the new contract will not affect GSWC’s earnings, and will have no impact on power purchased for resale due to regulatory accounting treatment.

On a monthly basis, the related asset or liability from the new purchased power contract is adjusted to reflect the fair market value at the end of the month.  Registrant adopted the accounting guidance on fair value measurements effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  The accounting guidance applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact in the adoption of the new accounting guidance to the consolidated financial statements. However, the guidance requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

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

The following tables present changes in the fair value of the derivative for the three and nine months ended September 30, 2009 and 2008.

	For The Three Months Ended September 30,
(dollars in thousands)	2009	2008
Balance, at beginning of the period	$(8,547)	$2,953
Unrealized (loss) gain on purchased power contracts	1,521	(3,741)
Balance, at end of the period	$(7,026)	$(788)

	For The Nine Months Ended September 30,
(dollars in thousands)	2009	2008
Balance, at beginning of the period	$—	$(1,554)
Unrealized (loss) gain on purchased power contracts	(7,026)	766
Balance, at end of the period	$(7,026)	$(788)

For the three and nine months ended September 30, 2009, the unrealized gains (losses) were included in regulatory assets.  For the three and nine months ended September 30, 2008, the unrealized (losses) and gains were included in operating expenses.

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by the utility subsidiaries. Rates available to the utility subsidiaries at September 30, 2009 and December 31, 2008 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	September 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$300,661	$332,518	$260,887	$304,069
Long-term debt—CCWC	6,285	5,884	6,285	6,123
Total AWR	$306,946	$338,402	$267,172	$310,192

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

On February 20, 2009, California’s governor signed two bills into law that amended and added several new provisions to California’s Revenue and Taxation Code.  One of the provisions in these bills changed the manner by which most taxpayers may compute the portion of their income derived from multiple jurisdictions that is subject to California taxation.  During the first quarter of 2009, AWR applied the change in tax law resulting from enactment of the bills based on its understanding of the legislature’s intent, which is to permit taxpayers to apply an alternative apportionment method commencing with the 2011 tax year.  On October 11, 2009, California’s governor signed a bill into law that conformed the new provision’s language to the legislature’s intent, consistent with AWR’s understanding of that intent.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances at March 31, 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, as well as refining certain related estimates.  This resulted in the recording of a benefit of approximately $918,000 during the first quarter of 2009. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Quarterly, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.

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

Note 7 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and nine months ended September 30, 2009 and 2008 are as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefits Cost:
Service cost	$1,082	$896	$86	$86	$87	$60
Interest cost	1,435	1,350	160	161	83	63
Expected return on plan assets	(972)	(1,235)	(52)	(63)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	40	230
Amortization of actuarial loss (gain)	572	—	—	—	—	(14)
Net periodic pension cost	$2,147	$1,041	$249	$239	$210	$339

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefits Cost:
Service cost	$3,246	$2,688	$258	$258	$261	$180
Interest cost	4,305	4,050	480	483	249	189
Expected return on plan assets	(2,916)	(3,705)	(156)	(189)	—	—
Amortization of transition	—	—	315	315	—	—
Amortization of prior service cost (benefit)	90	90	(150)	(150)	120	690
Amortization of actuarial loss (gain)	1,716	—	—	—	—	(42)

Net periodic pension cost	$6,441	$3,123	$747	$717	$630	$1,017

Registrant has contributed approximately $8.6 million to the pension plan and expects to contribute $570,000 to the postretirement medical plan later in 2009.  During the three and nine months ended September 30, 2009, $7.4 million and $8.6 million was contributed to the pension plan, respectively.  In May 2009, the Board of Directors approved the establishment of a Rabbi Trust created for the SERP plan. An amount of $842,000 was deposited in the trust on June 15, 2009.

There was a significant increase in the underfunded status of the pension plan during 2008.  This was primarily due to a significant decrease in the fair value of plan assets due to market conditions during 2008.  The increase in the underfunded status of the pension plan resulted in higher pension costs during the three and nine months ended September 30, 2009 compared to the same period in 2008.  However, during the nine months ended September 30, 2009, the fair value of the pension plan assets increased by approximately 21.5% since December 31, 2008.

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

Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. As of September 30, 2009, management believes that the fair market value of the Claremont water system exceeds its $42.4 million recorded net book value. The Claremont City council members agreed that the acquisition of GSWC’s water system was to remain a priority and authorized staff to obtain updated appraisals for the value of the water systems.  In meetings held in 2008 and 2009, the Claremont City Council stated that they had decided to authorize additional studies of the acquisition of GSWC’s water system and planned to move forward on this matter.

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

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval.  The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the Santa Maria Valley Conservation District.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  If the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.

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

Aerojet Note Receivable:

Pursuant to the settlement agreement with Aerojet, GSWC has an $8.0 million note receivable, plus $2.5 million of accrued interest, guaranteed by Aerojet.  This note, plus interest on the unpaid balance, is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  In January 2009, Moody’s Investors Service downgraded the corporate family ratings of GenCorp Inc., Aerojet’s parent, further to B3 from B2 and its probability of default rating to Caa1 from B2.  Obligations rated “B” are considered speculative by Moody’s and are, in Moody’s view, subject to high credit risk and have generally poor credit quality.  Obligations rated Caa1 are judged by Moody’s to be of poor credit standing and are, in Moody’s view, subject to very high credit risk and have extremely poor credit quality.   On March 31, 2009, Standard & Poor’s Ratings Services, or S&P, lowered its ratings on GenCorp to CCC+ from B+ with a developing outlook.  On October 14, 2009, S&P revised its outlook to positive.  An S&P rating of “CCC” indicates a current identifiable vulnerability to default by S&P that is, in S&P’s view, dependent upon favorable business, financial and economic conditions to meet timely payment of interest and repayment of principal.  At this time, management believes the note receivable from Aerojet is still fully collectible and has not provided a reserve for uncollectible amounts as of September 30, 2009.  GSWC will continue to assess recoverability of this note receivable.

Air Quality Management District:

In 1998, the South Coast Air Quality Management District (“AQMD”) issued a permit to GSWC for the installation and use of air stripping equipment at one of GSWC’s groundwater treatment systems in its Region II service area. In 2005, the AQMD conducted an inspection of this facility (“Watson Well”) and issued a Notice of Violation (“NOV”) for exceeding the amount of groundwater permitted to be treated by the treatment system during calendar year 2004.  In 2007, GSWC reached a settlement of the NOV with the AQMD.  As part of the settlement, GSWC agreed to perform a Supplemental Environmental Program (“SEP”) that included installation and operation of granular activated carbon (“GAC”) filters at the facility.  The AQMD accepted this agreement and assessed a nominal penalty.  In February 2009, GSWC began operating the permanent GAC treatment system at the Watson Plant.   GSWC submitted a final report to the AQMD indicating the completion of the SEP in April 2009.  AQMD has acknowledged the completion of the SEP and therefore, management believes that GSWC has fulfilled its obligations under the settlement with AQMD and no further penalties are expected to be assessed.  GSWC has spent approximately $895,000 as of September 30, 2009 on the GAC treatment system. Management also believes it is probable that the capital costs incurred on this project will be approved in rate-base by the CPUC.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.   GSWC is undertaking a multi-phase extraction cleanup program at the site.  The second phase, which includes the cleanup of the groundwater, is expected to begin as soon as the extraction phase is completed. GSWC expects remediation to take at least two more years, followed by two years of monitoring and reporting.

As of September 30, 2009, the total spent to clean-up and remediate GSWC’s plant facility is approximately $2.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund and $800,000 has been included in rate-base and approved by the CPUC for recovery. As of September 30, 2009, GSWC has an accrued liability for the estimated additional cost of $1.1 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the additional costs of remediation will be approved in rate-base by the CPUC.

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

Mirant Settlement:

GSWC had previously filed a complaint with the Federal Energy Regulatory Commission (“FERC”) seeking to reduce the $95 per MWh rate in a contract entered into in 2001 with Mirant Americas Energy Marketing (“Mirant Marketing”) to a just and reasonable price.  In May 2009, GSWC reached a settlement agreement with Mirant Energy Trading, LLC, which acquired the power contract from Mirant Marketing as a result of a bankruptcy reorganization. Pursuant to that settlement agreement, GSWC filed with the FERC a notice of the withdrawal of its complaint. The settlement agreement required Mirant Energy Trading to pay $1 million as a cash settlement to GSWC after the withdrawal of the complaint at the FERC became effective. On May 26, 2009, the $1 million cash settlement was received and GSWC recorded a corresponding reduction to previously incurred legal costs in the second quarter of 2009, which increased pretax earnings during the nine months ended September 30, 2009.

Other Litigation:

Two former officers of GSWC filed a lawsuit against both AWR and GSWC alleging among other things, wrongful termination and retaliation against the former officers. Management believes that the allegations are without merit and intends to vigorously defend against them. The trial is set to commence on February 18, 2010. Based on management’s understanding of all the claims, management does not believe that the ultimate resolution of this matter will have a material adverse effect on AWR’s and GSWC’s financial position, results of operations, or cash flows.

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

	As Of And For The Three Months Ended September 30, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$76,121	$6,563	$2,176	$16,641	$—	$101,501
Operating income (loss)	21,122	(669)	(444)	2,456	(10)	22,455
Interest expense, net	4,964	559	102	86	(23)	5,688
Identifiable assets	771,578	36,842	44,802	3,072	—	856,294
Depreciation and amortization expense	7,151	565	510	174	—	8,400
Capital additions	16,812	340	370	1,171	—	18,693

	As Of And For The Three Months Ended September 30, 2008
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$67,316	$6,743		$2,049	$9,153	$—	$85,261
Operating income (loss)	18,060	(4,011	)(1)	524	(1,418)	(12)	13,143
Interest expense, net	4,101	633		96	204	101	5,135
Identifiable assets	730,849	37,803		44,468	2,339	—	815,459
Depreciation and amortization expense	6,700	552		461	169	—	7,882
Capital additions	19,279	172		904	—	—	20,355

(1)          Includes $3,741,000 unrealized loss on purchased power contracts.

	As Of And For The Nine Months Ended September 30, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$203,594	$21,083	$5,654	$44,332	$—	$274,663
Operating income (loss)	55,740	(1,141)	(680)	4,539	(71)	58,387
Interest expense, net	13,834	1,613	310	275	111	16,143
Identifiable assets	771,578	36,842	44,802	3,072	—	856,294
Depreciation and amortization expense	21,456	1,694	1,505	493	—	25,148
Capital additions	52,189	929	1,194	1,321	—	55,633

	As Of And For The Nine Months Ended September 30, 2008
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$181,235	$21,754		$5,589	$25,938	$—	$234,516
Operating income (loss)	47,971	1,073	(2)	837	(2,567)	(128)	47,186
Interest expense, net	12,174	1,491		330	639	37	14,671
Identifiable assets	730,849	37,803		44,468	2,339	—	815,459
Depreciation and amortization expense	20,089	1,657		1,382	357	—	23,485
Capital additions	54,734	721		2,322	1,210	—	58,987

(2)          Includes $766,000 unrealized gain on purchased power contracts.

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

GSWC served 255,028 water customers and 23,055 electric customers at September 30, 2009, or a total of 278,083 customers, compared with 254,689 water customers and 23,091 electric customers, or a total of 277,780 customers at September 30, 2008. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 91% of total water revenues for the three months ended September 30, 2009 and 2008 and approximately 88% for the nine months ended September 30, 2009 and 2008.

CCWC is an Arizona public utility company serving 13,397 customers at September 30, 2009, compared with 13,437 customers at September 30, 2008. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services, including both the operation and maintenance and the renewal and replacement of the water and/or wastewater systems pursuant to 50-year fixed price contracts, which are subject to periodic prospective price redeterminations and modifications for changes in circumstances.  All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. In either event, each Military Utility Privatization Subsidiary  is entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided for in  the contract. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of the contract. Prices are subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations, and changes in wages and fringe benefits to the extent provided in each of the contracts.  AWR guarantees performance on all of ASUS’ military contracts.  Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

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

•                  PSUS - water and wastewater systems at Fort Jackson in South Carolina effective February 16, 2008; and

•                  ONUS - water and wastewater systems at Fort Bragg, Pope Air Force Base and Camp MacKall, North Carolina effective March 1, 2008.

ASUS and GSWC have also been pursuing opportunities to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”).  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. GSWC and Natomas have entered into various agreements for the purchase of certain water and water rights that may allow GSWC the ability to serve portions of Sutter County in the future.

Overview

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses through approximately 2,900 miles of water distribution pipelines and the delivery of electricity in the Big Bear area of San Bernardino County. Rates charged to customers of GSWC and CCWC are determined by the CPUC and ACC, respectively. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting financial performance of our regulated utilities include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and our overhead costs; weather; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and a variety of other causes; capital expenditures needed to upgrade water systems; and risks associated with litigation relating to water quality and water supply, including suits initiated by Registrant to protect its water supply.

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned primarily from the operation and maintenance and renewal and replacement of the water and/or wastewater systems for the U.S. government at various military bases. All of the operations and maintenance and renewal and replacement contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or pursuant to contract modifications.  Additional revenues generated by contract operations are primarily dependent on these additional construction activities.  As a result, ASUS is subject to risks that are different than those of Registrant’s regulated water and electric utilities.  ASUS plans to continue seeking contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases.  Factors affecting the financial performance of our Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the timing of implementation by the U.S. government of redeterminations and/or equitable adjustments of prices under contracts with the U.S. government.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. Cash solely from operations is not expected to be sufficient to fund Registrant’s needs for capital expenditures, investments in Registrant’s contract business and other cash requirements. Registrant expects to fund a portion of these needs through common stock offerings, as well as from long- and short- term borrowings. In May 2009, AWR completed a public offering of 1,150,000 shares of its Common Shares, including 150,000 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, at a price to the public of $31 per share. The net proceeds from the offering were $34.0 million, after deductions for underwriting commissions and discounts, and direct legal and accounting fees. The Company used the proceeds of the offering to repay short-term debt.  In addition, a senior note was issued by GSWC on March 10, 2009, to CoBank, ACB (“CoBank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. The proceeds from the sale of the note to CoBank have been used to pay down short-term borrowings, pending their use to fund capital expenditures.

Net income for the three months ended September 30, 2009 was $9.7 million compared to $4.6 million in the same period of 2008, an increase of 113.0%. Diluted earnings per share for the three months ended September 30, 2009 were $0.52 compared to $0.26 in the same period of 2008, an increase of $0.26 per share.  Increasing diluted earnings per share were the following items, all of which are more fully discussed later: (i) a $3.7 million pretax unrealized loss on purchased power contracts, or $0.13 per share, for the three months ended September 30, 2008 with no corresponding loss in 2009; (ii) an increase in the dollar water margin of $4.7 million, or $0.15 per share; and (iii) the improved financial performance of the Military Utility Privatization Subsidiaries resulting in an increase in ASUS’ pretax operating income of $3.9 million, or $0.12 per share (including a $1.1 million contract modification approved in September 2009 in connection with a request for equitable adjustment filed by PSUS in 2008).   These increases to diluted earnings per share were partially offset by: (i) an increase in operating expenses, other than supply costs, at the Company’s water and electric utilities of $2.2 million, or $0.07 per share; (ii) an increase in interest expense, net of interest income of $553,000, or $0.02 per share; (iii) the recording of a loss on settlement for removal of wells at CCWC of $760,000, or $0.02 per share; and (iv) a decrease of $0.03 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.1 million shares of AWR’s Common Shares in a public offering completed in May 2009.

Net income for the nine months ended September 30, 2009 was $26.1 million compared to $19.1 million in the same period of 2008, an increase of 36.5%.  Diluted earnings per share for the nine months ended September 30, 2009 were $1.45 compared to $1.10 in the same period of 2008, an increase of $0.35 per share. Increasing diluted earnings per share were the following items, all of which are more fully discussed later: (i) an increase in the water dollar water margin of $11.2 million, or $0.37 per share, during the nine months ended September 30, 2009 compared to the same period of 2008; (ii) a settlement agreement reached with Mirant Energy Trading, LLC and the recording of the $1.0 million proceeds received, or $0.03 per share, as a reduction in legal expenses; (iii) the improved financial performance of the Military Utility Privatization Subsidiaries resulting in an increase in ASUS’s pretax operating income of $7.1 million, or $0.23 per share (including the $1.1 million modification mentioned above);  and (iv) a decrease in the effective tax rate (“ETR”) and a tax benefit of $918,000 recorded in the first quarter of 2009 resulting from new California apportionment laws as well as refining certain related estimates, which favorably impacted earnings by $0.07 per share.  These increases to diluted earnings per share were partially offset by: (i) a $766,000 pretax unrealized gain on purchased power contracts in 2008, or $0.03 per share, for the nine months ended September 30, 2008 with no corresponding gain in 2009; (ii) an increase in operating expenses, other than supply costs, at the Company’s water and electric utilities of $6.3 million, or $0.21 per share (excluding the Mirant settlement discussed above), (iii) the recording of a $760,000 loss on settlement for the removal of wells at CCWC, or $0.02 per share; (iv) an increase in interest expenses net of interest income of $1.5 million, or $0.05 per share;  and (v) a decrease of $0.04 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.1 million shares of AWR’s Common Shares in a public offering completed in May 2009.

Unrealized gains and losses on previous purchased power contracts impacted GSWC’s earnings since the contracts qualified as derivative instruments under the accounting guidance for derivatives.  Historical purchased power contracts that impacted earnings terminated at December 31, 2008. GSWC entered into a new purchased power contract effective January 1, 2009 which is also subject to derivative accounting treatment.  In May 2009, the CPUC issued a final decision approving the new purchased power contract and authorizing GSWC to establish the memorandum account to track unrealized gains and losses on the new contract throughout the term of the contract.   Accordingly, at September 30, 2009 there was a $7.0 million cumulative unrealized loss which has been included in the memorandum account, therefore not impacting GSWC’s earnings.  There were $3.7 million of pretax unrealized losses and $766,000 of pretax unrealized gains on purchased power contracts included in earnings for the three and nine months ended September 30, 2008, respectively.  Diluted earnings for the three and nine months ended September 30, 2008 were $0.26 per share and $1.10 per share, respectively. Eliminating the effects of the unrealized derivative loss and gains, adjusted diluted earnings per share for the three and nine months ended September 30, 2008 would have increased by $0.13 and decreased by $0.03 per share, respectively, to $0.39 and $1.07 per share, respectively.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracts operation. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit through ASUS and its subsidiaries.

Third Quarter Results

The tables below set forth summaries of the results by segment (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE	9/30/2009	9/30/2008	CHANGE	CHANGE

Water	$78,297	$69,365	$8,932	12.9%	$20,678	$18,584	$2,094	11.3%
Electric	6,563	6,743	(180)	-2.7%	(669)	(4,011)	3,342	-83.3%
Contracted services	16,641	9,153	7,488	81.8%	2,456	(1,418)	3,874	-273.2%
AWR parent	—	—	—	—	(10)	(12)	2	-16.7%
Totals from operations	$101,501	$85,261	$16,240	19.0%	$22,455	$13,143	$9,312	70.9%

Water - For the three months ended September 30, 2009, pretax operating income for water increased by $2.1 million, or 11.3%, primarily due to a $4.7 million increase in the water dollar margin as compared to the same period in 2008, partially offset by an increase in operating expenses, including higher pension costs.  The dollar water margin increased due to higher water rates approved by the CPUC subsequent to September 30, 2008.  These higher water rates increased water revenue by $2.9 million, partially offset by lower actual consumption.  In addition, as a result of implementing the Water Revenue Adjustment Mechanism (“WRAM”) accounts in Regions II and III in late November 2008 and in Region I in September 2009, GSWC recorded $8.6 million of additional revenues for the three months ended September 30, 2009.  The revenue requirement and volumetric revenues are adopted as part of a General Rate Case (“GRC”) every three years.  We expect to file Region I’s next GRC in January 2010, with rates effective January 2011 and 2012, and a GRC for all three water regions in July of 2011 with rates effective January 2013.  As part of future GRCs, the CPUC is expected to adopt new volumetric revenues based on historical usage patterns and the revenue requirement adopted in these GRCs.

Although the recording of the WRAM added $8.6 million of water revenues, this favorable impact to earnings was reduced by $1.6 million of water supply over-collection costs tracked in the Modified Cost Balancing Account (“MCBA”), also implemented in late November 2008 for Regions II and III and in September 2009 for Region I.  The over-collection in the MCBA account is due to: (i) lower consumption in the third quarter of 2009 as compared to the consumption level adopted by the CPUC, and (ii) a lower percentage of purchased water in the supply mix during 2009 when compared to the supply mix included in customer rates, partially offset by increases in rates charged by GSWC’s suppliers. The implementation of the WRAM and MCBA help mitigate fluctuations in the Company’s earnings caused by changes in the volume of water sold and supply costs.

Electric – For the three months ended September 30, 2009 as compared to the same period in 2008, pretax operating income from electric operations increased by $3.3 million due in large part to a $3.7 million pretax unrealized loss on purchased power contracts recorded in 2008.  This unrealized loss on purchased power contracts decreased operating income by approximately $3.7 million during the third quarter of 2008, or $0.13 per share, with no corresponding loss in 2009.  As previously discussed, the purchased power contract that resulted in unrealized gains and losses to BVES’ earnings terminated at December 31, 2008.  Excluding the effects of the unrealized loss in 2008, BVES pretax operating loss increased by approximately $400,000 from $270,000 for the three months ended September 30, 2008 to $669,000 for the same period of 2009. This was primarily due to an increase in administrative and general expenses resulting from higher outside legal and consulting costs associated with the general rate case.

Contracted Services - For the three months ended September 30, 2009, pretax operating income for contracted services increased by $3.9 million, or $0.12 per share.  This was primarily due to an interim increase in operations and maintenance revenues at FBWS, an increase in construction revenues at FBWS and ODUS, and lower overall operating expenses. In addition, on September 30, 2009, the U.S. government approved $1.1 million in revenues for a Request for Equitable Adjustment (“REA”) filed by PSUS for emergency construction costs mostly incurred in 2008.  As a result of the approved REA, ASUS recorded $1.1 million in additional construction revenues and operating income for the three months ended September 30, 2009.  ONUS also had an increase of $273,000 in pretax operating income for the three months ended September 30, 2009 due to lower operating expenses.

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and wastewater systems at the military bases.  In addition, higher allocations of expenses from the General Office and ASUS headquarters to the Military Utility Privatization Subsidiaries were not contemplated at the time the contracts with the U.S. government were negotiated and will be addressed in future price redeterminations.  Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter.

Redeterminations have been submitted and are under review by the U.S. government for operations of ODUS and TUS in Virginia and Maryland, respectively.  The price redeterminations for ODUS and TUS are expected to be completed in late 2009 and in 2010, respectively.  Pending redetermination of prices, ASUS has received interim inflation adjustments during 2008 to the management fees for operating and maintaining the water and wastewater systems for military bases in Virginia, and the wastewater system at Fort Lee also in Virginia effective on the second anniversary of the date when ASUS began operating these bases (February 23, 2008 for Fort Lee and April 3, 2008 for the other three bases).

In March 2009, ONUS filed an REA related to a joint inventory report for Fort Bragg in North Carolina.  The report indicated the quantity of the ONUS infrastructure to be about 40% greater than what was assumed under the original 50-year contract.  The REA is expected to be resolved during the fourth quarter of 2009.  First price redetermination filings for Fort Jackson and Fort Bragg are also expected to be filed by PSUS and ONUS, respectively, during the fourth quarter of 2009.

FBWS has experienced delays in the redetermination of prices at Fort Bliss following completion of the first two years of operation in October 2006.  At Fort Bliss, management fees for operation and maintenance of the water and wastewater systems are based on cost levels prevailing in 2003 when the contract with the U.S. government was bid.   Further, the contract pricing was also based on assumptions about the size and age of the infrastructure to be operated and maintained over the 50-year contract.  An REA has been filed as a claim with the U.S. government to adequately reflect the amount of assets included in the infrastructure at Fort Bliss, which is substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.  In December 2008, the U.S. government approved an interim adjustment for FBWS which increased the monthly water and wastewater fees by 50% and 59%, respectively, related to operating and maintaining the Fort Bliss systems. The increase was retroactive to October 1, 2008 and expired on September 30, 2009.  FBWS is negotiating with the government to extend the interim increases while continuing negotiations to finalize the adjustment necessary due to the increased infrastructure. FBWS also intends to file its first price redetermination request for Fort Bliss during the fourth quarter of 2009 followed by the second redetermination request shortly thereafter.

These price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues prospectively to help offset increased costs and provide Registrant the opportunity to generate positive operating income at its Military Utility Privatization Subsidiaries.  As of September 30, 2009, ASUS has $1.1 million of goodwill, which may be at risk for potential impairment if requested price redeterminations and equitable adjustments that have not yet been approved, are not received.

In September 2009, the U.S. government issued contract modifications to subsidiaries of ASUS. The modifications provided funding for $7.3 million in new construction projects at FBWS, ODUS, TUS and ONUS.  The majority of this work will be performed during calendar year 2010.  Earnings and cash flows from amendments and modifications for additional construction projects to the original 50-year contracts with the U.S. government may or may not continue in future periods.

Year-to-Date Results

The tables below set forth summaries of the results by segment (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	9 Months	9 Months			9 Months	9 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE	9/30/2009	9/30/2008	CHANGE	CHANGE

Water	$209,248	$186,824	$22,424	12.0%	$55,060	$48,808	$6,252	12.8%
Electric	21,083	21,754	(671)	-3.1%	(1,141)	1,073	(2,214)	-206.3%
Contracted services	44,332	25,938	18,394	70.9%	4,539	(2,567)	7,106	-276.8%
AWR parent	—	—	—	—	(71)	(128)	57	-44.5%
Totals from operations	$274,663	$234,516	$40,147	17.1%	$58,387	$47,186	$11,201	23.7%

Water - Pretax operating income for water increased by $6.3 million, or 12.8%, primarily due to an $11.2 million increase in the dollar water margin as compared to the same period in 2008, partially offset by an increase in operating expenses including higher pension costs.  The dollar water margin increased due to higher water rates approved by the CPUC subsequent to September 30, 2008.  These higher water rates increased water revenue by approximately $6.9 million, partially offset by lower actual consumption.  In addition, as a result of implementing the WRAM accounts in all its water regions, GSWC recorded $15.2 million of additional revenues for the nine months ended September 30, 2009.

Although the recording of the WRAM added $15.2 million of water revenues, this favorable impact to earnings was reduced by $3.4 million of water supply over-collection costs tracked in the MCBA account, also implemented in all of GSWC’s water regions.  The over-collection in the MCBA account is due to: (i) lower consumption for the nine months ended September 30, 2009 as compared to the consumption level approved by the CPUC, and (ii) a lower percentage of purchased water in the supply mix during 2009 when compared to the supply mix included in customer rates, partially offset by increases in rates charged by GSWC’s suppliers. The implementation of the WRAM and MCBA help mitigate fluctuations in the Company’s earnings caused by changes in the volume of water sold and supply costs.

In addition, during the nine months ended September 30, 2009, GSWC recorded $3.1 million of additional water revenues included in the Water Conservation Memorandum Account (“WCMA”) for all of its water regions. The CPUC had approved an advice letter filing in a separate proceeding to allow GSWC to create and implement a WCMA to track the extraordinary expenses and revenue shortfall associated with conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 and was used to track the revenue shortfall until the WRAM was implemented for Regions II and III on November 25, 2008 and for Region I on September 1, 2009.  At November 24, 2008, approximately $2.0 million of net under-collections was included in the WCMA for Regions II and III prior to the implementation of the WRAM. On April 16, 2009, the CPUC approved the advice letter filed by GSWC to recover the $2.0 million included in the WCMA for Regions II and III and authorized GSWC to establish a 12-month surcharge to customers’ bills. The surcharge went into effect on April 21, 2009.  Accordingly, GSWC established a $2.0 million regulatory asset, which was recorded as additional water revenues during the second quarter of 2009. In addition, GSWC has established a $1.1 million regulatory asset for Region I’s WCMA balance incurred during the period of August 18, 2008 through August 31, 2009 which we believe is also now probable of recovery.  In October 2009, GSWC filed advice letters for recovery of Region I’s WCMA, through a 12-month surcharge, for amounts incurred during this period.

Electric – For the nine months ended September 30, 2009, pretax operating income from electric operations decreased by $2.2 million due in part to a decrease in the dollar electric margin of $307,000 as a result of lower usage as compared to the same period last year.  There was also an increase in operating expenses including higher outside consulting and legal costs related to the general rate case and the purchased power contract, and higher franchise fees.  However, these increases in operating costs were partially offset by the recording of the $1.0 million in proceeds received in the settlement agreement with Mirant Energy Trading, LLC in May 2009, which reduced previously incurred legal costs.  In addition, pretax operating income for the nine months ended September 30, 2008 included a $766,000 pretax unrealized gain on purchased power contracts with no corresponding gain in 2009.

Contracted Services - For the nine months ended September 30, 2009, pretax operating income for contracted services increased by $7.1 million, or $0.23 per share.  This was primarily due to an interim increase in operations and maintenance revenues at FBWS, an increase in new construction projects at FBWS and ODUS, and lower overall operating expenses.  In addition, on September 30, 2009, the U.S. government approved $1.1 million in revenues for an REA filed by PSUS for emergency construction costs mostly incurred in 2008.  As a result of the approved REA, ASUS recorded $1.1 million in additional construction revenues and operating income for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, Fort Bragg continued to operate at a loss; however, the pretax operating loss for the nine months ended September 30, 2009 decreased by $396,000 as compared to the same period in 2008 due primarily to an increase in construction revenues.

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2009 and 2008 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
OPERATING REVENUES
Water	$78,297	$69,365	$8,932	12.9%
Electric	6,563	6,743	(180)	-2.7%
Contracted services	16,641	9,153	7,488	81.8%
Total operating revenues	101,501	85,261	16,240	19.0%

OPERATING EXPENSES
Water purchased	14,151	15,087	(936)	-6.2%
Power purchased for pumping	3,335	3,484	(149)	-4.3%
Groundwater production assessment	3,247	2,791	456	16.3%
Power purchased for resale	2,793	3,345	(552)	-16.5%
Unrealized loss on purchased power contracts	—	3,741	(3,741)	-100.0%
Supply cost balancing accounts	4,806	(490)	5,296	-1080.8%
Other operation expenses	7,663	7,366	297	4.0%
Administrative and general expenses	17,018	16,307	711	4.4%
Depreciation and amortization	8,400	7,882	518	6.6%
Maintenance	4,052	4,027	25	0.6%
Property and other taxes	3,555	3,461	94	2.7%
ASUS construction expenses	9,266	5,117	4,149	81.1%
Loss on settlement for removal of wells	760	—	760	100.0%
Total operating expenses	79,046	72,118	6,928	9.6%

OPERATING INCOME	22,455	13,143	9,312	70.9%

OTHER INCOME AND EXPENSES
Interest expense	(5,861)	(5,428)	(433)	8.0%
Interest income	173	293	(120)	-41.0%
Other	38	(30)	68	-226.7%
	(5,650)	(5,165)	(485)	9.4%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	16,805	7,978	8,827	110.6%

Income tax expense	7,107	3,426	3,681	107.4%

NET INCOME	$9,698	$4,552	$5,146	113.0%

Net income for the three months ended September 30, 2009 was $9.7 million, equivalent to $0.52 per common share on a basic and fully diluted basis, compared to $4.6 million or $0.26 per common share on a basic and fully diluted basis for the three months ended September 30, 2008.

Impacting the comparability in the results of the two periods are the following items which increased diluted earnings per share by $0.26:

•                  An unrealized loss on purchased power contracts in 2008 which decreased pretax income by $3.7 million, or $0.13 per share.  These purchased power contracts expired on December 31, 2008 and GSWC began taking delivery of power under a new contract effective January 1, 2009.  As previously discussed, the CPUC issued a decision approving the new contract and authorizing GSWC to establish a memorandum account to track unrealized gains and losses on the new contract throughout the term of the contract.   Accordingly, during the three months ended September 30, 2009, there was a $1.5 million unrealized gain which has been included in the memorandum account, therefore not impacting GSWC’s earnings.

•                  The dollar water margin increased by $4.7 million, or $0.15 per share, during the three months ended September 30, 2009 as compared to the same period in 2008 due primarily to:  (i) higher water rates approved by the CPUC effective January 1, 2009; (ii)  the water margin impact of recording the WRAM and MCBA of approximately $7.0 million, or $0.22 per share; and (iii) the recording of  $297,000 in Region I’s Water Conservation Memorandum Accounts. These increases were partially offset by lower water consumption of approximately 9% when compared to same period in 2008.

•                  Operating expenses, other than supply costs, increased at the Company’s water and electric utilities by $2.2 million, or $0.07 per share, for the third quarter of 2009 due to: (i) an increase of $829,000 in pension expenses resulting from an increase in the underfunded position of the pension plan; (ii) an increase of $721,000 in water treatment costs and; (iii) an increase of $514,000 in depreciation and amortization expense.

•                  Pretax operating income for contracted services increased by $3.9 million, or $0.12 per share, during the three months ended September 30, 2009 due primarily to an increase in special construction projects at FBWS and ODUS, improved performance at PSUS and ONUS as compared to the prior year, and the receipt of an equitable adjustment of $1.1 million at PSUS for emergency construction costs previously incurred at Fort Jackson, South Carolina.  The majority of the costs on these projects at Fort Jackson had been previously recognized by ASUS as construction expense in 2008.  The recognition of construction revenues was pending the approval of the request for equitable adjustment by the U.S. government.  As a result of this modification, ASUS recognized construction revenues and operating income of $1.1 million during the third quarter of 2009.

•                  The recording of a loss at CCWC on the settlement for removal of wells of $760,000, or $0.02 per share, resulting from a decision issued by the ACC on October 8, 2009.

•                  An increase in interest expense, net of interest income of $553,000, or $0.02 per share, due to an increase in long-term debt resulting from the issuance of $40.0 million of notes in March 2009 and the recording of $159,000 in the interest rate balancing account as approved in July 2009 in the cost of capital proceeding.

•                  A decrease of $0.03 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.1 million shares of AWR’s Common Shares in a public offering completed in May 2009.

Operating Revenues

Water

For the three months ended September 30, 2009, revenues from water operations increased by 12.9% to $78.3 million, compared to $69.4 million for the three months ended September 30, 2008. Contributing to this increase were rate increases approved by the CPUC effective January 1, 2009, which added approximately $2.9 million to water revenues in the third quarter of 2009.  In addition, as a result of the implementation of the WRAM accounts for Regions II and III in late November of 2008 and September 2009 for Region I, GSWC recorded $8.6 million of additional revenues to adjust the 2009 third quarter revenues to the consumption levels adopted by the CPUC. Furthermore, GSWC recorded $297,000 of additional revenues included in the WCMA conservation memorandum accounts for Region I.  Finally, there was an increase in water revenues of $1.8 million due to surcharges approved by the CPUC in effect to recover under-collections in supply costs. These increases were partially offset by $4.4 million resulting from a decrease in actual consumption of approximately 9% when compared to the third quarter of 2008.

The revenue requirement and volumetric revenues will be adopted as part of a GRC every three years. Region I will file its next GRC in January 2010 for new rates in 2011 and 2012. A GRC for all three water regions will be filed in July of 2011 with rates effective January 2013.  As part of future GRCs, the CPUC is expected to adopt new volumetric revenues based on historical usage patterns and the revenue requirement adopted in these GRCs.

Electric

For the three months ended September 30, 2009, revenues from electric operations decreased by 2.7% to $6.6 million compared to $6.7 million for the three months ended September 30, 2008 due primarily to a decrease in electric usage.

Contracted Services

Revenues from contracted services are comprised of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended September 30, 2009, revenues from contracted services increased by $7.5 million, or 81.8%, to $16.6 million compared to $9.2 million for the three months ended September 30, 2008 primarily due to higher construction revenues.  Construction revenues increased by $7.3 million primarily related to special projects at FBWS and ODUS.  Construction revenues at bases served by these subsidiaries increased collectively by $6.1 million (including the construction revenues from special projects) as compared to the third quarter of 2008.   Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government may or may not continue in future periods.  In addition, an REA for $1.1 million was approved by the U.S. government and recorded as construction revenue during the third quarter of 2009 for emergency costs incurred and expensed largely in 2008 at PSUS.

For the three months ended September 30, 2009, management fees for operating and maintaining the various systems totaled $3.4 million as compared to $3.1 million for the three months ended September 30, 2008.  In December 2008, the U.S. government authorized an interim adjustment for FBWS which increased the monthly water and wastewater fees by 50% and 59%, respectively, pending resolution of FBWS’ REA filed as a claim, due to inventory adjustments.  This resulted in an increase of approximately $289,000 to FBWS’ management fees for operating and maintaining the system for the third quarter of 2009 as compared to the third quarter of 2008.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 35.8% and 33.6% of total operating expenses for the three months ended September 30, 2009 and 2008, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended September 30, 2009 and 2008 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$78,297	$69,365	$8,932	12.9%
WATER SUPPLY COSTS:
Water purchased (1)	$14,151	$15,087	$(936)	-6.2%
Power purchased for pumping (1)	3,335	3,484	(149)	-4.3%
Groundwater production assessment (1)	3,247	2,791	456	16.3%
Water supply cost balancing accounts (1)	3,970	(907)	4,877	-537.7%
TOTAL WATER SUPPLY COSTS	$24,703	$20,455	$4,248	20.8%
WATER MARGIN (2)	$53,594	$48,910	$4,684	9.6%
PERCENT MARGIN - WATER	68.4%	70.5%

ELECTRIC OPERATING REVENUES (1)	$6,563	$6,743	$(180)	-2.7%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,793	$3,345	$(552)	-16.5%
Electric supply cost balancing accounts (1)	836	417	419	100.5%
TOTAL ELECTRIC SUPPLY COSTS	$3,629	$3,762	$(133)	-3.5%
ELECTRIC MARGIN (2)	$2,934	$2,981	$(47)	-1.6%
PERCENT MARGIN - ELECTRIC	44.7%	44.2%

(1)                                 As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $4,806,000 and ($490,000) for the three months ended September 30, 2009 and 2008, respectively.

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

Prior to November 2008, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s wells would increase/decrease actual supply-related costs relative to the mix approved for recovery through rates, thereby impacting earnings either negatively or positively.   On August 21, 2008, the CPUC issued a final decision which approved the establishment of a modified cost balancing account that allows recovery of supply costs for changes in water supply mix.  GSWC implemented the MCBA in late November 2008 for Regions II and III and in September 2009 for Region I prospectively in connection with the new conservation rate design and the implementation of a WRAM.  Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision.  The amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each region).

For the three months ended September 30, 2009, 40.4% of the Company’s water supply mix was purchased as compared to 44.3% purchased for the three months ended September 30, 2008.  However, as noted above, GSWC implemented the MCBA for Regions II and III in November 2008 and for Region I in September 2009, which prospectively eliminates the effects on earnings of changes in the water supply mix.  The adopted percentage of purchased water for the three months ended September 30, 2009 at Regions I, II and III was 23.7%, 65.0% and 48.8%, respectively, as compared to actual purchased water of 23.3%, 42.6% and 45.9%, respectively, for the third quarter of 2009.  Region I’s  supply mix consists primarily of pumped water.  The significant variance in Region II’s actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. This contributed to the overall decrease in the water margin percent to 68.4% in the third quarter of 2009 compared to 70.5% in the same period of 2008 since GSWC no longer receives any benefit from a more favorable supply mix than that approved by the CPUC.

Purchased water costs for the three months ended September 30, 2009 decreased by 6.2% to $14.2 million as compared to $15.1 million in the same period of 2008.  The decrease in purchased water costs was due to lower customer usage, partially offset by higher water rates charged from wholesale suppliers.

For the three months ended September 30, 2009, power purchased for pumping decreased to $3.3 million compared to $3.5 million for the same period of 2008.  Lower customer demand was partially offset by increases in supplier rates and changes in the actual supply mix, as discussed above.  Groundwater production assessments increased by 16.3% due primarily to increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2009.  In particular, Region II’s average pump tax rates increased by approximately 19% or $336,000, between the two periods.  The MCBA tracks the increases in pump tax rates for future recovery in water rates.  These increases in groundwater production assessments were partially offset by lower customer demand.

An increase of $4.9 million in the water supply cost balancing account provision during the three months ended September 30, 2009 as compared to the same period in 2008 was primarily caused by: (i) a $1.8 million increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect; (ii) the recording of $1.6 million in the MCBA accounts; and (iii) a net decrease of $1.5 million of under-collections in 2009 (related to Region I in July and August 2009) compared to the same period in 2008.

For the three months ended September 30, 2009, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 16.5% to $2.8 million compared to $3.3 million for the three months ended September 30, 2008 reflecting lower customer demand.  In addition, GSWC began receiving power under a new purchased power contract in January 1, 2009.   The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $63.75 per MWh during 2009 as compared to $74.65 during 2008.  The decrease in the price of purchased power is reflected in the electric supply cost balancing account resulting in no change to the dollar margin for electric services.

Unrealized Loss on Purchased Power Contracts

Pursuant to the accounting guidance for derivatives, the unrealized loss on purchased power contracts during 2008 represented losses recorded for GSWC’s purchased power agreements with Morgan Stanley Capital Group, Inc. There was a $3.7 million pretax unrealized loss on purchased power contracts for the three months ended September 30, 2008. These contracts terminated at December 31, 2008. GSWC began receiving power under the new purchased power contract in January 1, 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorizing the memorandum account to track unrealized gains and losses.  Accordingly, a cumulative unrealized loss of $7.0 million as of September 30, 2009 has been included in the memorandum account and did not impact GSWC’s earnings.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended September 30, 2009 and 2008, other operation expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water Services	$6,206	$5,656	$550	9.7%
Electric Services	549	580	(31)	-5.3%
Contracted Services	908	1,130	(222)	-19.6%
Total other operation expenses	$7,663	$7,366	$297	4.0%

For the three months ended September 30, 2009, other operation expenses for water services increased by 9.7% due primarily to:  (i) higher chemical and water treatment costs, including supplies and materials, as a result of an increase in well production primarily at GSWC’s Region II, and (ii) an increase of $239,000 in operation labor costs and other related miscellaneous employee benefits. These increases were partially offset by a decrease in equipment rental and postage costs of $139,000.

There was a decrease of $31,000 in other operation expenses for electric services due primarily to a decrease of $19,000 in bad debt expense.  Other miscellaneous expenses decreased by $12,000.

Contracted services experienced decreases in other operation expenses of $222,000 mainly due to a decrease in outside services of $173,000, primarily related to PSUS and TUS.  In addition, transition costs of $110,000 were incurred in the third quarter of 2008 due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina, which are non-recurring. This was partially offset by an increase in supplies and materials expense of $63,000.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended September 30, 2009 and 2008, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water Services	$12,064	$11,771	$293	2.5%
Electric Services	2,061	1,674	387	23.1%
Contracted Services	2,883	2,850	33	1.2%
AWR (parent)	10	12	(2)	-16.7%
Total administrative and general expenses	$17,018	$16,307	$711	4.4%

For the three months ended September 30, 2009, administrative and general expenses increased by $293,000 in water services compared to the three months ended September 30, 2008 due primarily to an increase of $812,000 in pension expenses resulting from a reduction in the fair value of plan assets in 2008 caused by market conditions at the time.  There was also an increase in labor costs and other employee benefits of $173,000 due to higher wages largely related to Registrant’s annual performance-based salary review program.  These increases were partially offset by $585,000 of additional compensation expense incurred in 2008 relating to the resignation of a GSWC officer effective September 26, 2008 in connection with a Resignation Agreement and General Release of Claims. This expense did not recur in 2009. In addition, outside services and other miscellaneous expenses decreased by $107,000. However, outside legal costs at GSWC may increase in the fourth quarter of 2009 and into 2010 as a result of ongoing legal proceedings.

For the three months ended September 30, 2009, administrative and general expenses increased by $387,000 in electric services compared to the three months ended September 30, 2009 primarily due to higher rate case costs of $241,000 associated with the current rate case. There was also a $73,000 increase in wages and related benefits, a $62,000 increase in allocation of costs from corporate headquarters to BVES, and $11,000 in other miscellaneous expenses.

For the three months ended September 30, 2009 administrative and general expenses increased by $33,000 for contracted services compared to the three months ended September 30, 2008 due primarily to: (i) an increase in labor costs and other benefits of $249,000 due to higher wages and an increase in the number of employees and, (ii) an increase of $68,000 in pension expense.  These increases were partially offset by decreases in outside services and legal costs of $286,000.

Depreciation and Amortization

For the three months ended September 30, 2009 and 2008, depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water Services	$7,661	$7,161	$500	7.0%
Electric Services	565	552	13	2.4%
Contracted Services	174	169	5	3.0%
Total depreciation and amortization	$8,400	$7,882	$518	6.6%

For the three months ended September 30, 2009, depreciation and amortization expense for water and electric services increased by $513,000 to $8.2 million compared to $7.7 million for the three months ended September 30, 2008 reflecting, among other things, approximately $73.6 million of additions to utility plant during 2008, depreciation on which began in January 2009.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

Maintenance

For the three months ended September 30, 2009 and 2008, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water Services	$3,214	$3,096	$118	3.8%
Electric Services	249	261	(12)	-4.6%
Contracted Services	589	670	(81)	-12.1%
Total maintenance	$4,052	$4,027	$25	0.6%

For the three months ended September 30, 2009, maintenance expense for water and electric services increased by $106,000 to $3.5 million compared to $3.4 million for the three months ended September 30, 2008 due principally to an increase of $91,000 in maintenance expense at CCWC.  In addition, GSWC’s maintenance expense at its three water regions increased slightly by $27,000 during the three months ended September 30, 2009 compared to the same period in 2008.

There was a decrease of $81,000 in contracted services maintenance expense. Maintenance expense at ONUS decreased by $166,000 during the three months ended September 30, 2009 as compared to the same period in 2008. This decrease was partially offset by an increase of $85,000 in maintenance expense at other military base operations.

Property and Other Taxes

For the three months ended September 30, 2009 and 2008, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water Services	$3,011	$2,635	$376	14.3%
Electric Services	179	183	(4)	-2.2%
Contracted Services	365	643	(278)	-43.2%
Total property and other taxes	$3,555	$3,461	$94	2.7%

For the three months ended September 30, 2009, property and other taxes for water and electric services increased by $372,000 resulting from increased assessed property values, higher payroll taxes based on increased labor costs and higher franchise fees based on increased sales volume.

Property and other taxes were lower in contracted services due to lower gross receipts taxes of $286,000 at ODUS. In the third quarter of 2008, such taxes were determined to be owed and amounts related to activity going back to contract inception, making up the majority of this difference, were recorded. This was partially offset by an increase in payroll taxes of $12,000 due to higher labor costs.

ASUS Construction Expenses

For the three months ended September 30, 2009, ASUS construction expenses were $9.3 million, increasing $4.2 million compared to the same period in 2008 due primarily to new construction projects at FBWS and ODUS, which had increases of $1.5 million and $3.4 million, respectively, over the same period in 2008.  These increases were partially offset by a $792,000 decrease in construction expense at other military bases.  For the three months ended September 30, 2008, PSUS incurred expenses of $411,000 for emergency construction and anticipated losses associated with certain construction projects at Fort Jackson.  Such costs did not recur in the three months ended September 30, 2009.

Loss on Settlement for Removal of Wells

Despite its previous rulings, on October 8, 2009, the ACC ordered CCWC to treat the entire gain of $1,520,000 from a settlement agreement with the Fountain Hills Sanitary District (“FHSD”) as a reduction to rate base.   In 2005, in an agreement with the FHSD, CCWC agreed to permanently cease using one of its wells in order for FHSD to secure an Aquifer Protection Permit for its recharge system.  Based on previous decisions ruled by the ACC on similar gains, CCWC recognized a net gain of $760,000 (50% of the proceeds) in 2005 related to the settlement agreement and established a regulatory liability for the remaining $760,000 pending the ACC’s review of this matter.  However, the decision issued on October 8, 2009 ordered CCWC to treat the entire settlement proceeds of $1,520,000 as a reduction to rate base.  As a result, CCWC recognized a loss of $760,000 during the third quarter of 2009.  This effectively reverses the original gain recorded in 2005.

Interest Expense

For the three months ended September 30, 2009 and 2008, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water and Electric Services	$5,795	$5,116	$679	13.3%
Contracted Services	89	205	(116)	-56.6%
AWR (parent)	(23)	107	(130)	-121.5%
Total interest expense	$5,861	$5,428	$433	8.0%

Overall, interest expense increased in 2009 reflecting an increase in long-term debt, partially offset by lower interest rates and a decrease in short-term borrowings. On March 10, 2009, GSWC issued a senior note in the amount of $40.0 million to CoBank due March 10, 2019 with an interest rate of 6.7%.   In addition, a decision issued in July 2009 in the GSWC cost of capital proceeding authorized an interest rate balancing account to track interest costs of new debt issued after January 1, 2009.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital adopted and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision. This difference totaled $159,000 for the three months ended September 30, 2009 and was included in the balancing account, increasing interest expense. These increases were partially offset by a decrease in short-term cash borrowings. Average bank loan balances outstanding under the AWR credit facility for the three months ended September 30, 2009 were approximately $12.9 million, as compared to an average of $61.3 million during the same period of 2008.  The average interest rate on short-term borrowings for the three months ended September 30, 2009 was 0.9% as compared to an average of 3.2% during the same period of 2008.

Interest Income

For the three months ended September 30, 2009 and 2008, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water and Electric Services	$170	$286	$(116)	-40.6%
Contracted Services	3	1	2	200.0%
AWR (parent)	—	6	(6)	-100.0%
Total interest income	$173	$293	$(120)	-41.0%

Interest income decreased by $120,000 for the three months ended September 30, 2009 primarily due to the lower interest rates earned on the uncollected balance of the Aerojet litigation memorandum account.

Other

For the three months ended September 30, 2009 and 2008, Registrant recorded other income of $38,000 and a loss of $30,000, respectively, as a result of Registrant’s equity interest in an investment.

Income Tax Expense

For the three months September 30, 2009 and 2008, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water and Electric Services	$6,202	$4,110	$2,092	50.9%
Contracted Services	881	(636)	1,517	-238.5%
AWR (parent)	24	(48)	72	-150.0%
Total income tax expense	$7,107	$3,426	$3,681	107.4%

For the three months ended September 30, 2009, income tax expense for water and electric increased by 50.9% to $6.2 million compared to $4.1 million for the three months ended September 30, 2008 due primarily to an increase in pretax income. The effective tax rate (“ETR”) for the three months ended September 30, 2009 was 43.0% as compared to a 42.3% ETR applicable to the three months ended September 30, 2008.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services increased to $881,000 compared to a tax benefit of $636,000 for the three months ended September 30, 2008 due primarily to an increase in pretax income.  The ETR for contracted services for the three months ended September 30, 2009 was 37.2% as compared to a 39.2% ETR applicable to the three months ended September 30, 2008.

Consolidated Results of Operations — Nine Months Ended September 30, 2009 and 2008 (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
OPERATING REVENUES
Water	$209,248	$186,824	$22,424	12.0%
Electric	21,083	21,754	(671)	-3.1%
Contracted services	44,332	25,938	18,394	70.9%
Total operating revenues	274,663	234,516	40,147	17.1%

OPERATING EXPENSES
Water purchased	34,622	36,119	(1,497)	-4.1%
Power purchased for pumping	7,711	7,819	(108)	-1.4%
Groundwater production assessment	8,621	8,056	565	7.0%
Power purchased for resale	9,158	10,179	(1,021)	-10.0%
Unrealized gain on purchased power contracts	—	(766)	766	-100.0%
Supply cost balancing accounts	11,666	(1,269)	12,935	-1019.3%
Other operation expenses	21,981	22,415	(434)	-1.9%
Administrative and general expenses	49,405	46,077	3,328	7.2%
Depreciation and amortization	25,148	23,485	1,663	7.1%
Maintenance	12,012	12,569	(557)	-4.4%
Property and other taxes	9,667	9,220	447	4.8%
ASUS construction expenses	25,540	13,426	12,114	90.2%
Net gain on sale of property	(15)	—	(15)	100.0%
Loss on settlement for removal of wells	760	—	760	100.0%
Total operating expenses	216,276	187,330	28,946	15.5%

OPERATING INCOME	58,387	47,186	11,201	23.7%

OTHER INCOME AND EXPENSES
Interest expense	(16,814)	(16,100)	(714)	4.4%
Interest income	671	1,429	(758)	-53.0%
Other	90	91	(1)	-1.1%
	(16,053)	(14,580)	(1,473)	10.1%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	42,334	32,606	9,728	29.8%

Income tax expense	16,205	13,467	2,738	20.3%

NET INCOME	$26,129	$19,139	$6,990	36.5%

Net income for the nine months ended September 30, 2009 was $26.1 million, equivalent to $1.45 per common share on a basic and fully diluted basis, compared to $19.1 million or $1.10 per common share on a basic and fully diluted basis for the nine months ended September 30, 2008, an increase in net income of 36.5%.

Impacting the comparability in the results of the two periods are the following items which increased diluted earnings per share by $0.35:

•                  An unrealized gain on purchased power contracts in 2008 which increased pretax income by $766,000, or $0.03 per share.  As previously mentioned, these purchased power contracts that impacted GSWC’s earnings expired on December 31, 2008. GSWC began taking delivery of power under a new contract effective January 1, 2009.  Unrealized gains and losses on this contract do not impact earnings.  Accordingly, during the nine months ended September 30, 2009, there were $7.0 million of unrealized losses which have been included in the memorandum account, therefore not impacting GSWC’s earnings.

•                  The water margin increased by $11.2 million, or $0.37 per share, during the nine months ended September 30, 2009 compared to the same period of 2008 due primarily to:  (i) higher water rates approved by the CPUC effective January 1, 2009; (ii)  the water margin impact of recording the WRAM and MCBA of approximately $11.8 million, or $0.39 per share; and (iii) the recording of $3.1 million of additional revenues due to the CPUC’s approval in April 2009 of the Water Conservation Memorandum Accounts. These increases were partially offset by lower water consumption of approximately 8% when compared to the same period in 2008.

•                  GSWC reached a settlement agreement with Mirant Energy Trading, LLC and recorded the proceeds of $1.0 million, or $0.03 per share, as a reduction to legal costs during the second quarter of 2009. There was no similar gain in the same period of 2008.

•                  Excluding the gain from the settlement agreement with Mirant Energy Trading, LLC, operating expenses, other than supply costs, increased by $6.3 million at the Company’s water and electric utility businesses, or $0.21 per share, for the first nine months of 2009 due to an increase in pension expenses, labor and other related benefits, an increase in outside services costs, and higher depreciation and amortization expense.

•                  Pretax operating income for contracted services increased by $7.1 million, or $0.23 per share, during the nine months ended 2009 due primarily to an increase in special construction projects at FBWS and ODUS, and improved performance at PSUS and ONUS as compared to the prior year. In addition, PSUS recorded additional construction revenues in the third quarter of 2009 as a result of the approval by the U.S. government of a request for an equitable adjustment of $1.1 million relating to previously incurred emergency construction costs.

•                  The recording of a loss by CCWC on the settlement for removal of wells of $760,000, or $0.02 per share, as a result of a decision issued by the ACC on October 8, 2009.

•                  An increase in interest expense net of interest income of $1.5 million, or $0.05 per share, due primarily to: (i) an increase in long-term debt from the issuance of $40.0 million of notes in March 2009; (ii) GSWC’s recording of $480,000 interest income, during the second quarter of 2008 in connection with revisions to AWR’s 2002 income tax return, with no similar gain in 2009; (iii) the recording of $253,000 of interest expense in the interest rate balancing account approved by the CPUC in July 2009 in the cost of capital proceeding; and (iv) lower interest income in 2009 of $322,000 accrued in the Aerojet litigation memorandum account balance.

•                  A decrease of $0.04 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.1 million shares of AWR’s Common Shares in a public offering completed in May 2009.

•                  A tax benefit of $918,000 recorded in the first quarter of 2009 resulting from new California apportionment laws as well as refining certain related estimates, favorably impacted earnings by $0.05 per share.  In addition, a decrease in the ETR during the nine months ended September 30, 2009 as compared to the same period in 2008, favorably impacted earnings by $0.02 per share, due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

Operating Revenues

Water

For the nine months ended September 30, 2009, revenues from water operations increased by 12.0% to $209.2 million, compared to $186.8 million for the nine months ended September 30, 2008. Contributing to this increase were rate increases approved by the CPUC effective January 1, 2009, which added approximately $6.9 million to water revenues in the first nine months of 2009.  In addition, as a result of the implementation of the WRAM accounts for Regions II and III in late November of 2008 and in Region I in September 2009, GSWC recorded $15.2 million of additional revenues to adjust the 2009 revenues to the consumption levels approved by the CPUC.  Furthermore, GSWC recorded $3.1 million included in the WCMA accounts at each of GSWC’s water regions.  Finally, there was an increase in water revenues of $5.9 million due to surcharges approved by the CPUC in effect to recover under-collections in supply costs. These increases were partially offset by $9.2 million resulting from a decrease in actual consumption of approximately 8% when compared to the first nine months of 2008.  Although precipitation was overall lower during the first nine months of 2009 compared to the same period in 2008, water consumption was down due to the continued effects of state-wide customer conservation efforts.

Electric

For the nine months ended September 30, 2009, revenues from electric operations decreased by 3.1% to $21.1 million compared to $21.8 million for the nine months ended September 30, 2008 due primarily to a decrease in electric usage.

Contracted Services

For the nine months ended September 30, 2009, revenues from contracted services increased by $18.4 million, or 70.9%, to $44.3 million compared to $25.9 million for the nine months ended September 30, 2008 primarily due to higher construction revenues.  Construction revenues increased by $16.5 million primarily related to special projects at FBWS and ODUS, which increased construction revenues by $7.5 million and $10.2 million, respectively.  Construction revenues for the nine months ended September 30, 2009 at PSUS and ONUS increased $1.4 million.  Construction revenues at these bases were partially offset by lower construction revenues of $2.6 million at TUS.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government may or may not continue in future periods.  In addition, a request for equitable adjustment for PSUS was approved for $1.1 million and recorded in the third quarter of 2009 as previously discussed.

For the nine months ended September 30, 2009, management fees for operating and maintaining the various systems totaled $10.1 million as compared to $8.2 million for the nine months ended September 30, 2008.  In December 2008, the U.S. government authorized an interim adjustment at FBWS, which increased the monthly water and wastewater fees by 50% and 59%, respectively, pending resolution of FBWS’s request for an equitable adjustment due to higher inventory at FBWS than described in the request for proposal.  This resulted in an increase of approximately $877,000 to FBWS’ management fees for operating and maintaining the water and wastewater systems for the first nine months of 2009 as compared to the same period of 2008.  An additional $933,000 in revenue was generated from management fees for operating and maintaining the water and wastewater systems under the contracts in North Carolina and South Carolina which commenced during the first quarter of 2008, as a result of a full nine months of operations in 2009.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 33.2%  and 32.5% of total operating expenses for the nine months ended September 30, 2009 and 2008, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the nine months ended September 30, 2009 and  2008 (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$209,248	$186,824	$22,424	12.0%
WATER SUPPLY COSTS:
Water purchased (1)	$34,622	$36,119	$(1,497)	-4.1%
Power purchased for pumping (1)	7,711	7,819	(108)	-1.4%
Groundwater production assessment (1)	8,621	8,056	565	7.0%
Water supply cost balancing accounts (1)	8,768	(3,510)	12,278	-349.8%
TOTAL WATER SUPPLY COSTS	$59,722	$48,484	$11,238	23.2%
WATER MARGIN (2)	$149,526	$138,340	$11,186	8.1%
PERCENT MARGIN - WATER	71.5%	74.0%

ELECTRIC OPERATING REVENUES (1)	$21,083	$21,754	$(671)	-3.1%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$9,158	$10,179	$(1,021)	-10.0%
Electric supply cost balancing accounts (1)	2,898	2,241	657	29.3%
TOTAL ELECTRIC SUPPLY COSTS	$12,056	$12,420	$(364)	-2.9%
ELECTRIC MARGIN (2)	$9,027	$9,334	$(307)	-3.3%
PERCENT MARGIN - ELECTRIC	42.8%	42.9%

(1)                                 As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $11,666,000 and ($1,269,000) for the nine months ended September 30, 2009 and 2008, respectively.

(2)                                 Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts, or other operating expenses.

For the nine months ended September 30, 2009, 39.2% of the Company’s water supply mix was purchased as compared to 42.0% purchased for the nine months ended September 30, 2008.  However, as noted previously, GSWC implemented the MCBA for Regions II and III in late November 2008 and in Region I in September 2009, which eliminates the effects on earnings of changes in the water supply mix prospectively.  The adopted percentages of purchased water for the nine months ended September 30, 2009 at Regions I, II and III were 24.3%, 61.9% and 43.8%, respectively, as compared to actual purchased water of 23.9%, 41.8% and 42.2%, respectively, for the nine months of 2009.  Region I’s supply mix consists primarily of pumped water.  The variance in Regions II and III’s actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. This caused an overall decrease in the water margin percentage to 71.5% for the first nine months of 2009 compared to 74.0% in the same period of 2008 since GSWC no longer receives any benefit from a more favorable supply mix than that approved by the CPUC.

Purchased water costs for the nine months ended September 30, 2009 decreased by 4.1% to $34.6 million as compared to $36.1 million in the same period of 2008.  The decrease in purchased water costs was due to lower customer usage, partially offset by higher water rates charged from wholesale suppliers.

For the nine months ended September 30, 2009, power purchased for pumping decreased slightly to $7.7 million, compared to $7.8 million for the same period of 2008.  Lower customer demand was offset by increases in supplier rates.  There were also changes in the actual supply mix, as discussed above.  Groundwater production assessments were higher by 7.0% due primarily to increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2009.  In particular, Region II’s average pump tax rates increased by approximately 19% or $636,000 between the two periods.  These increases in groundwater production assessments were partially offset by lower customer demand.   The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $12.3 million in the water supply cost balancing account provision during the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily caused by: (i) a $5.9 million increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect; (ii) the recording of $3.4 million in the MCBA accounts; (iii) a net decrease of $2.8 million of under-collections in 2009 (only related to Region I prior to its implementation of MCBA on September 1, 2009) compared to the same period in 2008, and (iv) the recording of a $181,000 net under-collection adjustment relating to Region III’s pre-2001 supply costs which were approved by the CPUC in May of 2008. Upon approval by the CPUC, a regulatory asset was established for these previously incurred supply costs.

For the nine months ended September 30, 2009, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 10.0% to $9.2 million compared to $10.2 million for the nine months ended September 30, 2008 reflecting lower customer demand.  In addition, GSWC began receiving power under a new purchased power contract on January 1, 2009.   The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $63.75 per MWh during 2009 as compared to $74.65 during 2008.  The decrease in the price of purchased power is reflected in the electric supply cost balancing account resulting in no change to the dollar margin for electric services.

Unrealized Gain on Purchased Power Contracts

Pursuant to the accounting guidance for derivatives, the unrealized gain on purchased power contracts during 2008 represented gains recorded for GSWC’s purchased power agreements with Morgan Stanley Capital Group, Inc. There was a $766,000 pretax unrealized gain on purchased power contracts for the nine months ended September 30, 2008. These contracts terminated on December 31, 2008. GSWC  began taking delivery under a new purchased power contract in January 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorizing the memorandum account to track unrealized gains and losses.  Accordingly, a cumulative unrealized loss of $7.0 million as of September 30, 2009 has been included in the memorandum account and did not impact earnings.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the nine months ended September 30, 2009 and 2008, other operation expenses by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water Services	$17,735	$16,652	$1,083	6.5%
Electric Services	1,740	1,666	74	4.4%
Contracted Services	2,506	4,097	(1,591)	-38.8%
Total other operation expenses	$21,981	$22,415	$(434)	-1.9%

For the nine months ended September 30, 2009, other operation expenses for water and electric services increased by $1.2 million, or 6.3%, primarily due to: (i) an increase in operation labor and related benefits of $432,000; (ii) an increase of $678,000 for chemical and water treatment costs as a result of an increase in well production primarily at GSWC’s Region II; and (iii) an increase in bad debt expense of $128,000. These increases were partially offset by a decrease of $81,000 in other operation expenses.

Contracted services experienced decreases in other operation expenses of $1.6 million primarily due to transition costs (some of which exceeded transition revenues recovered, pursuant to the terms of contracts executed by ASUS and all of which is non-recurring) of $1.0 million incurred during the nine months ending September 30, 2008 due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina.  There was also a decrease of approximately $739,000 in outside services costs partly attributable to payments to a subcontractor that provided wastewater services to certain of ASUS’ subsidiaries in 2008. On January 31, 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases operated by ASUS and any of its present and/or future subsidiaries.  For the nine months ended September 30, 2009, many of these services were performed internally, some of which are recorded in labor costs within maintenance expense.  There were increased costs of $191,000 relating to operation labor and benefits, partially offset by a decrease of $43,000 in other miscellaneous operation expenses.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the nine months ended September 30, 2009 and 2008, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water Services	$35,710	$33,356	$2,354	7.1%
Electric Services	5,573	4,753	820	17.3%
Contracted Services	8,052	7,840	212	2.7%
AWR (parent)	70	128	(58)	-45.3%
Total administrative and general expenses	$49,405	$46,077	$3,328	7.2%

For the nine months ended September 30, 2009, administrative and general expenses increased by $2.4 million in water services compared to the nine months ended September 30, 2008 due primarily to: (i) an increase of $2.3 million in pension expenses resulting from a reduction in the fair value of plan assets in 2008 caused by market conditions at the time; (ii) an increase of $493,000 in labor costs and other employee benefits; and (iii) an increase in data-transmission-related costs of $261,000.  These increases were partially offset by $585,000 of additional compensation expense incurred in 2008 relating to a Resignation Agreement and General Release of Claims  executed by the Company with respect to the resignation of a GSWC officer effective September 26, 2008. This expense did not recur in 2009. There was also a decrease of $115,000 in miscellaneous administrative and general expenses.  However, outside legal costs at GSWC may increase in the fourth quarter of 2009 and into 2010 as a result of ongoing legal proceedings.

For the nine months ended September 30, 2009, administrative and general expenses increased by $820,000 in electric services compared to the nine months ended September 30, 2008 due primarily to: (i) an $880,000 increase in outside consulting, legal and other services resulting from the current general rate case and the new purchased power contract; (ii) a $335,000 increase in labor costs and employee related benefits; (iii) an increase of $376,000 in regulatory commission expenses; (iv) an increase of $189,000 in allocation of costs from the corporate headquarters to BVES; and (v) an increase of $40,000 in other administrative expenses.  These increases were partially offset by the recording of $1.0 million as a reduction to previously incurred legal costs in connection with a settlement agreement reached with Mirant Energy Trading, LLC, previously discussed.

There was an increase of $212,000 in administrative and general expenses for contracted services due primarily to an increase of $1.0 million in labor costs and related employee benefits due to higher wages and an increase in the number of employees. This increase was partially offset by a decrease in legal and consulting services of $730,000 resulting from reduced need for such services relating to filings with the U.S. government and in dealing with other prime contractors, primarily at TUS, and a decrease of $106,000 in other miscellaneous expenses.

Depreciation and Amortization

For the nine months ended September 30, 2009 and 2008, depreciation and amortization by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water Services	$22,961	$21,471	$1,490	6.9%
Electric Services	1,694	1,657	37	2.2%
Contracted Services	493	357	136	38.1%
Total depreciation and amortization	$25,148	$23,485	$1,663	7.1%

For the nine months ended September 30, 2009, depreciation and amortization expense for water and electric services increased by $1.5 million to $24.7 million compared to $23.1 million for the nine months ended September 30, 2008 reflecting, among other things, the approximately $73.6 million of additions to utility plant during 2008, depreciation on which began in January 2009.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There was also an increase in depreciation and amortization expense for contracted services due primarily to the addition of fixed assets associated with taking over the assets of ASUS’ former subcontractor for wastewater services at FBWS, ODUS, and TUS and the purchase of wastewater cleaning vehicles at four of ASUS’ military base operations.

Maintenance

For the nine months ended September 30, 2009 and 2008, maintenance expense by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water Services	$9,168	$10,031	$(863)	-8.6%
Electric Services	613	590	23	3.9%
Contracted Services	2,231	1,948	283	14.5%
Total maintenance	$12,012	$12,569	$(557)	-4.4%

For the nine months ended September 30, 2009, maintenance expense for water services decreased by $863,000 to $9.2 million compared to $10.0 million for the nine months ended September 30, 2008 due principally to a decrease in unplanned and emergency maintenance on GSWC’s wells, water supply and distribution facilities.  In addition, certain planned maintenance has been deferred to later in the 2009 year, which we anticipate will increase maintenance expense during the fourth quarter of 2009.  GSWC’s maintenance expense at its three water regions decreased by $1.1 million during the nine months ended September 30, 2009 compared to the same period in 2008. This decrease was partially offset by an increase of $227,000 in maintenance expense at CCWC.

There was an increase of $23,000 in maintenance expenses for electric services related to the 8.4 MW natural gas-fueled generation plant.

An increase of $283,000 in contracted services maintenance expense was due primarily to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008, which added $163,000 in maintenance expense for the nine months ended September 30, 2009 compared to the same period in 2008.  The level of maintenance costs at these bases also reflects the size, age and condition of the infrastructure at these bases.  There was also increased maintenance expense of $147,000 at FBWS due primarily to higher internal labor costs associated with wastewater services performed by employees that were provided by a subcontractor prior to February 2008.

Property and Other Taxes

For the nine months ended September 30, 2009 and 2008, property and other taxes by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water Services	$8,148	$8,021	$127	1.6%
Electric Services	548	361	187	51.8%
Contracted Services	971	838	133	15.9%
Total property and other taxes	$9,667	$9,220	$447	4.8%

For the nine months ended September 30, 2009, property and other taxes for water and electric services  increased by $314,000. Current year tax assessments on property values have increased, offset by a tax refund of $488,000 resulting from lower reassessed property values.  There have also been increases in payroll taxes and franchise fees as noted in the quarterly results.

Property and other taxes were higher in contracted services due to the commencement of the operation of water and wastewater systems at military bases in North Carolina and South Carolina that began during the first quarter of 2008.  As a result of these new bases, property and other taxes increased by $84,000 during the nine months ended September 30, 2009 as compared to the same period in 2008. There was also an increase of $49,000 at the other bases primarily from higher payroll and gross receipt taxes.

ASUS Construction Expenses

For the nine months ended September 30, 2009 ASUS’ construction expenses were $25.5 million, increasing $12.1 million compared to the same period in 2008 due primarily to new construction projects at FBWS and ODUS, which had increases of $6.4 million and $7.6 million, respectively, over the same period in 2008.  These increases were partially offset by a $2.1 million decrease in construction expense at TUS.  For the nine months ended September 30, 2008, PSUS incurred expenses of $782,000 in emergency construction and anticipated losses associated with certain construction projects at Fort Jackson.  Such costs did not recur in the nine months ended September 30, 2009.  Construction costs at ONUS increased by $617,000 as compared to the same period in 2008.

Net Gain on Sale of Property

For the nine months ended September 30, 2009, Registrant recorded a pre-tax gain of $15,000 on the sale of property in the water services segment.  There was no similar gain in the same period of 2008.

Loss on Settlement for Removal of Wells

In 2005, in an agreement with the FHSD, CCWC agreed to permanently cease using one of its wells in order for FHSD to secure an Aquifer Protection Permit for its recharge system.  Based on previous ACC decisions, CCWC recognized a net gain of $760,000 (50% of the proceeds) in 2005 related to the settlement agreement and established a regulatory liability for the remaining $760,000 pending the ACC’s review of this matter.  On October 8, 2009, the ACC ordered CCWC to treat the entire settlement proceeds of $1,520,000 as a reduction to rate base.  As a result, CCWC recognized a loss of $760,000 during the third quarter of 2009, reversing the original gain recorded in 2005.

Interest Expense

For the nine months ended September 30, 2009 and 2008, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water and Electric Services	$16,418	$15,369	$1,049	6.8%
Contracted Services	281	644	(363)	-56.4%
AWR (parent)	115	87	28	32.2%
Total interest expense	$16,814	$16,100	$714	4.4%

Overall, interest expense increased in 2009 reflecting an increase in long-term debt, partially offset by lower interest rates and lower short-term borrowings. On March 10, 2009, GSWC issued a senior note in the amount of $40.0 million to CoBank due March 10, 2019 with an interest rate of 6.7%.  In addition, a decision issued in July 2009 in the GSWC cost of capital proceeding authorized an interest rate balancing account to track interest costs of new debt.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision. This difference totaled $253,000 for the nine months ended September 30, 2009 and was included in the balancing account, increasing interest expense. These increases were partially offset by a decrease in short-term cash borrowings. Average bank loan balances outstanding under the AWR credit facility for the nine months ended September 30, 2009 were approximately $38.8 million, as compared to an average of $52.9 million during the same period of 2008.  The average interest rate on short-term borrowings for the nine months ended September 30, 2009 was 1.2% as compared to an average of 3.4% during the same period of 2008.

Interest Income

For the nine months ended September 30, 2009 and 2008, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water and Electric Services	$661	$1,374	$(713)	-51.9%
Contracted Services	6	5	1	20.0%
AWR (parent)	4	50	(46)	-92.0%
Total interest income	$671	$1,429	$(758)	-53.0%

Interest income decreased by $758,000 for the nine months ended September 30, 2009 due primarily to the recording in 2008 of $480,000 in interest income in connection with the IRS’s examination of the 2002 income tax return, with no similar income in the same period of 2009. Also, there was a decrease of $322,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC due to lower interest rates.

Other

For the nine months ended September 30, 2009 and 2008, Registrant recorded other income of $90,000 and $91,000, respectively, as a result of Registrant’s equity interest in an investment.

Income Tax Expense

For the nine months ended September 30, 2009 and 2008, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2009	9/30/2008	CHANGE	CHANGE
Water and Electric Services	$15,683	$14,771	$912	6.2%
Contracted Services	1,568	(1,247)	2,815	-225.7%
AWR (parent)	(1,046)	(57)	(989)	1735.1%
Total income tax expense	$16,205	$13,467	$2,738	20.3%

For the nine months ended September 30, 2009, income tax expense for water and electric services increased by 6.2% to $15.7 million compared to $14.8 million for the nine months ended September 30, 2008 due primarily to an increase in pretax income.  The ETR for water and electric services for the nine months ended September 30, 2009 remained consistent at approximately 41%.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services increased to $1.6 million compared to a tax benefit of $1.2 million for the nine months ended September 30, 2008 due primarily to an increase in pretax income.  The ETR for contracted services for the nine months ended September 30, 2009 was 36.8% as compared to a 38.9% ETR applicable to the nine months ended September 30, 2008.

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  For the nine months ended September 30, 2009, the taxes recorded at AWR (parent) also include the effect of a change in California law during the first quarter of 2009.  On February 20, 2009, California’s governor signed two bills into law that amended and added several new provisions to California’s Revenue and Taxation Code.  One of the provisions in these bills changed the manner by which most taxpayers may compute the portion of their income derived from multiple jurisdictions that is subject to California taxation.  During the first quarter of 2009, AWR applied the change in tax law resulting from enactment of the bills based on its understanding of the legislature’s intent, which is to permit taxpayers to apply an alternative apportionment method commencing with the 2011 tax year.   On October 11, 2009, California’s governor signed a bill into law that conformed the new provision’s language to the legislature’s intent, consistent with AWR’s understanding of that intent.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, as well as refining certain related estimates.  This resulted in the recording of a benefit of approximately $918,000, or $0.05 per share, during the nine months ended September 30, 2009. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  On a quarterly basis, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.  Absent this tax benefit, the consolidated ETR for the nine months ended September 30, 2009 would have been 40.4%.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. These judgments are based on AWR’s historical experience, terms of existing contracts, past regulatory decisions, AWR’s observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

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

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that AWR no longer has access to the capital markets at reasonable terms, Registrant has access to a $115 million revolving credit facility that is currently utilized to support operations.  Up to $20 million of this facility may be used for letters of credit. As of September 30, 2009, an aggregate of $20.6 million in cash borrowings were included in current liabilities and approximately $11.3 million of letters of credit were outstanding under this facility.  As of September 30, 2009, AWR had approximately $83.1 million available to borrow under the credit facility.

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

AWR filed a new Registration Statement on August 10, 2009 with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of September 30, 2009, $115.0 million was available for issuance under this Registration Statement.

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

There was an increase in the underfunded status of the pension plan during 2008 which has resulted in higher pension costs and cash contributions during 2009.  However, during the nine months ended September 30, 2009, the fair value of the pension plan assets have increased by approximately 21.5% since December 31, 2008. Higher plan asset values may result in a decrease to pension costs and required cash contributions in 2010, and in subsequent years, to the extent the effects are not offset by the effects of a change in the discount rate.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $50.4 million for the nine months ended September 30, 2009 as compared to $43.3 million for the same period ended September 30, 2008. The overall increase of $7.1 million was primarily attributable to an increase in operating income at GSWC due to higher water rates charged to customers that were approved by the CPUC, and an increase in construction activities at ASUS primarily for new projects at FBWS and ODUS. The timing of cash receipts and disbursements related to working capital items, including rate recovery from customers of regulatory assets and changes in days sales outstanding, also affected the changes in net cash provided by operating activities.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations as adjusted by changes in working capital in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures at GSWC, decreased to $55.6 million for the nine months ended September 30, 2009 as compared to $61.3 million for the same period in 2008.  The decrease was due in part to a business acquisition in 2008.  In the first quarter of 2008, ASUS completed the acquisition of contracts with a subcontractor and substantially all assets of the subcontractor used to provide wastewater services for certain of the Military Utility Privatization Subsidiaries for an aggregate purchase price of $2.3 million. Capital expenditures were lower by $3.4 million as compared to 2008 but are consistent with Registrant’s capital investment plan for 2009.

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

Cash Flows from Financing Activities:

Net cash provided by financing activities was $5.3 million for the nine months ended September 30, 2009 as compared to $17.5 million for the same period in 2008. The decrease of $12.2 million in net cash provided by financing activities was primarily due to the decrease of $82.5 million in notes payable to banks and $3.3 million in advances for and contributions in aid of construction, partially offset by the issuance of $39.8 million in long-term debt, net of issuance costs, and an increase in net proceeds of $34.6 million from the issuance of Common Shares.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources and short-term and long-term borrowings. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in operation, maintenance, administrative and general expenses, and capital expenditures.  Outside legal costs at GSWC may increase in the fourth quarter of 2009 and into 2010 as a result of ongoing legal proceedings.  GSWC has $60 million available for issuance of debt or equity securities under a Registration Statement filed with the SEC as of September 30, 2009.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $47.3 million for the nine months ended September 30, 2009 as compared to $45.0 million for the same period in 2008. The increase of $2.3 million is primarily attributable to increased operating income resulting from higher water rates charged to customers that were approved by the CPUC, and the timing of cash receipts and disbursements related to working capital items affecting the changes in net cash provided by operating activities, including rate recovery from customers of GSWC’s regulatory assets and changes to the days sales outstanding.  Changes in cash flows from operating activities were generally consistent with changes in the results of operations in the normal course of business.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures, decreased to $53.1 million for the nine months ended September 30, 2009 as compared to $55.5 million for the same period in 2008.  Capital expenditures are consistent with GSWC’s capital improvement plan for 2009.  In addition, GSWC is expected to incur capital expenditures in 2010 of approximately $85 - $90 million primarily for upgrades to its water supply and distribution facilities.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $6.9 million for the nine months ended September 30, 2009 as compared to $9.6 million for the same period in 2008. The decrease of $2.7 million in net cash provided by financing activities was primarily due to $30.0 million in proceeds from the issuance of Common Shares to AWR in 2008 which did not recur in 2009, $3.2 million in advances for and contributions in aid of construction, and an increase of $10.6 million in dividends paid, partially offset by the issuance of $39.8 million in long-term debt, net of issuance costs.

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

In May 2009, GSWC entered into contracts to purchase software and receive implementation services for a new Customer Information/Customer Relationship Management System (CIS/CRM). The estimated costs under these contracts is $9.3 million over a period of 22 months.  As of September 30, 2009, approximately $5.1 million remains outstanding under these contracts.

There have been no other material changes to AWR’s contractual obligations and other commitments since December 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year-ended December 31, 2008 for a detailed discussion of contractual obligations and other commitments.

Regulatory Matters

Recent Changes in Rates

Rate increases in 2009:

In January 2009, the CPUC approved escalation/attrition year rate increases for all three GSWC water ratemaking areas effective January 1, 2009.  The authorized rate increases are expected to provide GSWC with additional annual revenues of approximately $256,000 for Region I, approximately $5.1 million for Region II, representing the third year of a three-year rate case increase approved by the CPUC in 2007, and approximately $4.0 million for Region III in 2009. These estimates of additional revenues are based upon normalized sales levels approved by the CPUC, effective January 1, 2009.

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

In June 2008, GSWC’s BVES division filed its general rate case with the CPUC’s electric division. The filing was the first full general rate case for BVES since 1996. Costs incurred in connection with the construction of BVES’ 8.4 megawatt generating facility were reviewed by the CPUC as part of the 2008 general rate case. On October 15, 2009, the CPUC issued a final decision regarding the BVES general rate case.  The decision authorizes an ROE of 10.5% with a corresponding RORB of 9.15%.  The annual rate increases approved in the decision are $4.8 million for 2009, $1.2 million for 2010, $0.2 million for 2011 and $0.2 million in 2012.  All increases are prospective.  Based on the decision, BVES is also allowed to establish a Base Revenue Requirement Adjustment Mechanism to decouple usage from revenue.

Among other things, the decision allows for an update to BVES’ rates in 2010 for the corporate headquarters’ costs based on the CPUC’s adoption by the end of 2009 of new rates for GSWC’s current general rate case including the recovery of expenses associated with its corporate headquarters. However, in June 2009, the CPUC had authorized BVES to track the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, effective and retroactive to June 4, 2009.  The amount in this memorandum account totals approximately $761,000 as of September 30, 2009. However, the decision issued on October 15, 2009 did not address the disposition of this memorandum account.   GSWC intends to seek clarification from the CPUC on the treatment and recovery of this memorandum account.   If approved for recovery, GSWC will record a regulatory asset and a corresponding increase to earnings for amounts included in this memorandum account.

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

The ACC conducted evidentiary hearings on the remanded case in January 2008.  The ACC rendered its final decision on July 17, 2008.  The decision reduced the ROE from the 9.3% in the original decision by 200 basis points resulting in a return on fair value rate base of only 6.4%. Under this decision, CCWC’s annual revenues would only be expected to increase by $12,000.  CCWC has filed an appeal of this decision.  In October 2009, the Arizona Court of Appeals notified CCWC that it would hear oral arguments on the CCWC Appeal.  CCWC expects that oral arguments will be sometime in December 2009 or January 2010.

CCWC filed a rate case during the fourth quarter of 2007, requesting rate increases of approximately $2.9 million.  On October 8, 2009, the ACC issued a final decision approving a rate increase for CCWC, which was effective on October 15, 2009 and is expected to generate additional annual revenues of approximately $1.7 million, a 23% increase over current revenues.  In addition, despite its previous rulings, the ACC also ordered CCWC to treat the entire gain of $1,520,000 from a settlement agreement with the Fountain Hills Sanitary District (“FHSD”) as a reduction to rate base.   In 2005, in an agreement with the FHSD, CCWC agreed to permanently cease using one of its wells in order for the FHSD to secure an Aquifer Protection Permit for its recharge system.  Based on previous decisions ruled by the ACC on similar gains, CCWC recognized a net gain of $760,000 (50% of the proceeds) in 2005 related to the settlement agreement and established a regulatory liability for the remaining $760,000 pending the ACC’s review of this matter.  However, the final decision issued on October 8, 2009, ordered CCWC to treat the entire settlement proceeds of $1,520,000 as a reduction to rate base.  As a result, CCWC recognized a loss of $760,000, or $0.02 per share, during the third quarter of 2009.   This effectively reverses the original gain recorded in 2005.

As of September 30, 2009, CCWC has $3.5 million of goodwill which may be at risk for potential impairment if future requested rate increases are not granted or further delayed by the ACC.

Rate increases in 2008:

In January 2008, the CPUC approved rate increases of $6.4 million for the seven ratemaking areas in the Region I customer service area, which includes an authorized return on equity of 10.2%.  On March 3, 2008, the CPUC’s Division of Ratepayer Advocates (“DRA”) filed an application for rehearing of the Region I GRC decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  In September 2008, the CPUC granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.7 million of costs incurred in connection with the La Serena Plant Improvement Project.  The project is currently in rate base and the earnings have been included in rates since January 1, 2008.  This issue was consolidated into the ongoing Regions II and III GRC and is expected to be decided as part of the final decision in that case. The final resolution of this issue is expected in the fourth quarter of 2009.   At this time, management believes it is probable that the CPUC will allow these costs to remain in rate base.

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

Pending Rate Requests

GSWC

GSWC filed its general rate case for Regions II and III plus the general office on July 1, 2008.  The new rates are to be effective for 2010, 2011 and 2012. In the filing, GSWC requested rate increases that would be expected to generate approximately $20.3 million in annual revenues starting in 2010, $2.6 million in 2011 and $4.2 million in 2012 for Region II, and increases of $30.0 million starting in 2010, $1.7 million in 2011 and $3.7 million in 2012 for Region III, if approved as filed, based upon normalized sales levels approved by the CPUC.  During the course of the proceeding, GSWC has agreed to reduce or eliminate certain requests.  As a result, the revised requested increase that was submitted to the CPUC would result in increased annual revenues of $17.6 million in 2010, $2.3 million in 2011 and $3.2 million in 2012 for Region II, and increases of $24.6 million in 2010, $1.2 million in 2011 and $2.6 million in 2012 for Region III if approved by the CPUC, based upon normalized sales levels approved by the CPUC.  At the time that the CPUC issues its final decision, certain cost increase projections will be updated to reflect more current inflation rates and the most current purveyor rates for purchased power, purchased water and pump taxes.   These updates could have a positive or negative impact on the final increases approved by the CPUC.

Other Regulatory Matters

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2008 for a detailed discussion of other regulatory matters. The discussion below focuses on significant matters and changes since December 31, 2008.

Cost of Capital

Under the new rate case plan adopted by the CPUC in May 2007, GSWC is required to file a separate application to review the rate of return authorized by the CPUC every three years.  In prior years, the rate of return was determined as part of the general rate case process along with all other operating costs.  This new procedure to separate the rate of return from the general rate case is the same process that the CPUC utilizes to determine the rate of return for energy companies under CPUC jurisdiction.

GSWC filed its first cost of capital application under the new rate case plan on May 1, 2008.  The application requested the CPUC to adopt an ROE of 12.1%.  The scoping memo for this proceeding bifurcated the proceeding into two phases.  In May 2009, the CPUC issued a final decision in the Phase I cost of capital proceeding.  The final decision authorized an ROE of 10.2%.  In January 2009, the CPUC issued a revised scoping memo for Phase II of the proceeding which directed the parties to submit testimony addressing the effect of the current financial market crisis on the utilities’ ability to attract and retain capital.  On July 30, 2009, the CPUC approved Phase II of the cost of capital application which adopts an automatic adjustment mechanism to adjust ROE and RORB between the three year cost of capital proceedings.

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

GSWC also implemented the MCBA for Regions II and III in late November 2008 that will permit GSWC to recover supply costs related to changes in water supply mix. This account replaced the water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account was implemented.

The CPUC also approved an advice letter filing in a separate proceeding to allow GSWC to create and implement a WCMA to track the extraordinary expenses and revenue shortfall associated with the conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 and was used to track the revenue shortfall until the WRAM was implemented on November 25, 2008.  At November 24, 2008, approximately $2.0 million of net under-collection had been included in the WCMA for Regions II and III prior to the implementation of the WRAM. On April 16, 2009, the CPUC approved the WCMA and authorized GSWC to establish a 12-month surcharge to customers’ bills. The surcharge went into effect on April 21, 2009.  Accordingly, GSWC established a $2.0 million regulatory asset with a corresponding increase to income during the second quarter of 2009.

On May 7, 2009, the CPUC approved three-tiered rates for Region I and the establishment of a WRAM and MCBA which went into effect on September 1, 2009.  As of September, 2009, GSWC has a $1.1 million regulatory asset for Region I’s WCMA balance incurred during the period of August 18, 2008 through August 31, 2009.  In October 2009, GSWC filed for recovery of the Region I WCMA balance.  Management believes that this amount is probable of recovery.

Deferred Rate Case Costs:

Included in GSWC’s other regulatory assets are deferred rate case costs totaling $3.7 million. These are direct costs consisting primarily of outside consulting services, which are incurred in connection with the preparation and processing of a GRC.  Historically, GSWC has deferred these costs as a regulatory asset which are then recovered in rates and amortized over the term of a rate case cycle once the new rates go into effect.  In the current GRC for Regions II and III and the general office, the CPUC’s Division of Ratepayer Advocates (“DRA”) has challenged GSWC’s historical practice of deferring these costs with subsequent recovery upon the effective date of the new rates.  Instead, DRA believes that rate case costs should be projected for future periods and recovered prospectively.   Management believes that DRA’s rationale and recommendations are inconsistent with GSWC’s historical practice of deferring and recovering rate case expenses associated with the current GRC.  These practices  have not been challenged by the CPUC in prior rate cases.  GSWC will vigorously defend its position.  However, if DRA prevails, GSWC may be required to write-off approximately $2.3 million as of September 30, 2009 related to the current water rate case.  At this time, GSWC is unable to predict the outcome of this matter.

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

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff and has provided responsive materials that are relevant to CCWC.  Management cannot predict the outcome of the ACC’s request.  Although the ACC has issued a decision in the CCWC general rate case, they have held the proceeding open pending resolution of the staff review of the CPUC subpoena documents.

Pension Costs Memorandum Account

There was an increase in the underfunded status of the pension plan during 2008 which has resulted in higher pension costs during 2009.  The amount included in rates for recovery of pension costs for 2009 were previously established in the last GRC and did not include this higher level of costs.  In March 2009, GSWC filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account to track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs in 2009. The CPUC has rejected this request indicating that amounts established in the previous GRC will remain in effect.

GSWC also amended its current rate case application to request a two-way balancing account to track fluctuations in the forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011 and 2012 in accordance with the accounting guidance on pension costs.  If approved as filed, GSWC will establish a regulatory asset or liability those years, for any shortfalls or excesses in this account.

Mandatory Conservation and Rationing Implementation Memorandum Account

GSWC serves approximately 4,800 customers in the City of Bay Point in Region I.  The majority of the water supply for the Bay Point customer service area is obtained from the Contra Costa Water District (“CCWD”).  On March 4, 2009, CCWD made a finding that a water supply shortage existed within CCWD service territories and detailed a plan for significant conservation efforts.  Accordingly, GSWC filed an advice letter with the CPUC seeking authority to implement CPUC’s Rule No. 14.1, which details water conservation and rationing in its Bay Point customer service area.  GSWC will implement water rationing, restrictions, and excess usage charges to its customers, as needed.  GSWC also filed a separate advice letter seeking authorization to establish a Mandatory Conservation and Rationing Implementation Memorandum Account (“MCRIMA”) to track the additional administrative costs, operating costs, and revenue shortfall not otherwise recoverable through any other mechanism recognized by the CPUC.

In June 2009, both advice letters were approved by the CPUC and GSWC has implemented water rationing, restrictions, and excess usage charges to its customers, in the Bay Point service area.  Furthermore, in June 2009, GSWC also filed advice letters with the CPUC which were approved in October 2009 and has implemented similar mandatory water conservation and rationing schedules, as well as a MCRIMA, in its Simi Valley, Claremont, San Dimas, San Gabriel, Orange County and Metropolitan customer service areas.

Bear Valley Electric

GSWC had previously filed a complaint with the FERC seeking to reduce the $95 per MWh rate in a contract entered into with Mirant Americas Energy Marketing (“Mirant Marketing”) to a just and reasonable price. In May 2009, GSWC reached a settlement agreement with Mirant Energy Trading, LLC, which acquired the power contract from Mirant Marketing as a result of bankruptcy reorganization. Pursuant to that settlement agreement, GSWC filed with the FERC a notice of the withdrawal of its complaint. The settlement agreement required Mirant Energy Trading to pay $1.0 million as a cash settlement to GSWC after the withdrawal of the complaint at the FERC becomes effective.  On May 26, 2009, GSWC received the $1.0 million settlement payment from Mirant and GSWC recorded a corresponding reduction to previously incurred legal costs, which increased pretax earnings during the nine months ended September 30, 2009.

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

Water Supply

State Water Project

GSWC manages a portfolio of water supplies, including groundwater, surface water and water purchased from wholesalers.  For example, GSWC has contracts with various governmental entities, principally Metropolitan Water District’s member agencies (“MWD”), and other parties to purchase water for distribution to customers.  The MWD is a public agency organized and managed to provide a supplemental, imported supply of water to its member public agencies.  GSWC has 46 connections to MWD’s water distribution facilities and those of member agencies.  The Company purchases MWD water through six member agencies aggregating more than 62,000 acre-feet annually. MWD’s principal sources of water are the Colorado River via the Colorado River Aqueduct and northern California supplies via the State Water Project (“SWP”).

Water supplies available to MWD through the SWP have historically varied from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its constituents.

A key link in the SWP is the Sacramento/San Joaquin River Delta adjacent to the San Francisco Bay (“Delta”).  The environmental health of the Delta has been called into question, citing among other things declining levels of particular fish species.  The SWP is subject to a variety of operating limitations and permitting processes designed, collectively, to balance the need for water exports with the need to restore and protect the Delta environment.  In late 2007, a Federal judge issued a decision in the case Natural Resources Defense Council v. Kempthorne, Case No. 05-CV-1207 (U.S. Dist. Ct., E.D.) finding, among other things, that the Biological Opinion (“BiOp”) issued by the U.S. Fish and Wildlife Service was legally insufficient and failed to consider recent declines in delta smelt fish populations.  A new BiOp, responsive to recent scientific findings and to the judge’s order, was filed December 15, 2008.  The BiOp, which sets the parameters for a new operating procedure for the SWP, could result in permanent restrictions on water deliveries through the Delta, reducing deliveries in some years by up to 50%.

On September 4, 2009, the National Marine Fisheries Service issued a new BiOp to protect salmon in the delta under the Endangered Species Act.  This was followed by the September 25, 2009 listing of the long fin smelt by the California Fish and Game Commission as a threatened species.  The listing of the long fin smelt and the new BiOp for salmon could potentially impact SWP deliveries further.

At the start of each year, the Department of Water Resources (“DWR”) issues a conservative initial allocation estimate that is typically increased as the water year progresses. Due to declining storage levels in the State’s reservoirs and the need to meet certain operational conditions, DWR has established a 40% delivery level through the SWP for 2009.

In response to the reduced SWP deliveries and reduced local storage levels, MWD implemented its Water Supply Allocation Plan to effectively reduce water deliveries across the region by 10% beginning July 1, 2009.  MWD plans to achieve the reduction by imposing significant penalty charges to its member agencies who do not achieve stated reductions.  GSWC purchases MWD water through these member agencies, and the member agencies have implemented similar penalty structures to its customers, including GSWC, to ensure commensurate conservation levels.  GSWC has implemented mandatory water conservation and allocations in certain service areas in accordance with the stated reductions.  MWD has also announced an 8.8% basic rate increase as well as a $69 per-acre-foot Delta surcharge.  These two elements result in a combined average increase of 19.7% effective September 1, 2009.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings described in our 2008 Annual Report on Form 10-K.  However, outside legal costs at GSWC may increase in the fourth quarter of 2009 and into 2010 as a result of ongoing legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the third quarter of 2009.  The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
July 1-31, 2009	55	(2)	$34.48	—	NA
August 1-31, 2009	110		$33.15	—	NA
September 1 – 30, 2009	14		$35.00	—	NA
Total	179	(2)	$33.70	—	NA	(3)

(1)         None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)         Of the amounts presented, 4 Common Shares were acquired on the open market for employees pursuant to the Company’s 401 (k) plan. The remainder of the Common Shares was acquired on the open market for new participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

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

Item 5. Other Information

(a)          On October 27, 2009, the Board of Directors of AWR declared a regular quarterly dividend of $0.260 per common share. The dividend will be paid on December 1, 2009 to shareholders of record as of the close of business on November 12, 2009.

(b)         There have been no material changes during the third quarter of 2009 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	November 5, 2009