Form 10-K
period 2009-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2010-03-12
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Registrant, State of Incorporation Address, Zip Code and Telephone Number	IRS Employer Identification No.
001-14431	American States Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1212 (909) 394-3600	95-4676679

001-12008	Golden State Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1212 (909) 394-3600	95-1243678

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
American States Water Company Common Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American States Water Company	Yes ☐ No ☒
Golden State Water Company	Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American States Water Company	Yes ☐ No ☒
Golden State Water Company	Yes ☐ No ☒

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

The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $640,463,000 and $627,138,000 on June 30, 2009 and March 10, 2010, respectively. The closing price per Common Share on March 10, 2010, as quoted in the The Wall Street Journal website, was $33.80.  As of March 10, 2010, the number of Common Shares of American States Water Company outstanding was 18,554,364. As of that same date, American States Water Company owned all 134 outstanding Common Shares of Golden State Water Company. The aggregate market value of the total voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2009 and March 10, 2010.

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

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Nominating and Governance Committee, its Compensation Committee, and its Audit and Finance Committee through its website or by calling (800) 999-4033. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2009.

General

AWR is the parent company of GSWC, Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) and its subsidiaries (Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)). AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water service utility operation conducted through CCWC, and contracted services conducted through ASUS and its subsidiaries. FBWS, TUS, ODUS, PSUS and ONUS may be referred to herein collectively as the “Military Utility Privatization Subsidiaries.”

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

GSWC served 254,998 water customers and 23,234 electric customers at December 31, 2009, or a total of 278,232 customers, compared with 254,482 water customers and 23,172 electric customers, or a total of 277,654 customers at December 31, 2008. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the years ended December 31, 2009, 2008 and 2007.

GSWC has also been pursuing opportunities to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”).  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. GSWC and Natomas have entered into various agreements including the purchase of certain water and water rights that may allow GSWC the ability to serve portions of Sutter County in the future.

CCWC is an Arizona public utility company serving 13,406 customers as of December 31, 2009, compared with 13,423 customers at December 31, 2008. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems, pursuant to 50-year fixed price contracts.  Each of the contracts with the U.S. government may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract.  In either event, each Military Utility Privatization Subsidiary so impacted should be entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in the contract. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of the contract. Prices are subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations, and changes in wages and fringe benefits to the extent provided in each of the contracts.  AWR guarantees performance of ASUS’ military privatization contracts.  Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

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

The revenue from most of AWR’s business segments is seasonal. The impact of seasonality on AWR’s businesses is discussed in more detail in Item 1A — “Risk Factors.”

Environmental matters and compliance with such laws and regulations are discussed in detail in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Environmental Matters.”

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

Employee Relations

GSWC had 582 employees as of December 31, 2009 as compared to 569 at December 31, 2008.  Nineteen positions in GSWC’s Bear Valley Electric customer service area are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expired in 2009.  GSWC is currently in negotiations with this union on a new agreement.  Sixty-three employees in GSWC’s Region II ratemaking district are covered by a collective bargaining agreement with the Utility Workers Union of America, which expires in 2011. GSWC has no other unionized employees.

AWR and its other subsidiaries had 121 employees as of December 31, 2009.  Eleven of the employees of a subsidiary of ASUS are covered by a collective bargaining agreement with the International Union of Operating Engineers which expires in 2011.

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

We caution you that any forward-looking statements made by us are not guarantees of future performance and that actual results  may differ materially from those currently anticipated in such statements, by reason of factors such as: changes in utility regulation; recovery of regulatory assets not yet included in rates; future economic conditions which affect changes in customer demand and changes in water and energy supply costs; changes in pension and post-retirement benefit plan costs; future climatic conditions; delays in customer payments or price redeterminations or equitable adjustments on contracts executed by ASUS and its subsidiaries; potential assessments for failure to meet interim targets for the purchase of renewable energy; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

Item 1A — Risk Factors

You should carefully read the risks described below and other information in this Form 10-K in order to understand certain of the risks of our business.

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

Our revenues depend substantially on the rates and fees we charge our customers and the ability to recover our costs on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electric power, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by either the CPUC or the ACC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests for equitable adjustments or price redetermination for contracted services from the U.S. government may adversely affect our financial performance. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates, the CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC. Similarly, if the CPUC approves rates that are higher than the interim rates, the CPUC may authorize us to recover the difference between the interim rates and the final rates.

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

Management also reviews goodwill for impairment at least annually. A change in our evaluation of the probability of recovery of regulatory assets, a regulatory disallowance of all or a portion of our costs or material impairment of goodwill could have a material adverse effect on our financial results.  CCWC has $3.3 million of goodwill which could be at risk for potential impairment if future requested rate increases are not granted by the ACC.  ASUS also has $1.1 million of goodwill which may be at risk for potential impairment if requested price redeterminations and equitable adjustments are not granted.

We are also, in some cases, required to estimate future expenses and in others, we are required to incur the expense before recovering costs. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, the timing of our investments or expenses or other factors. If expenses increase significantly over a short period of time, we may experience delays in recovery of these expenses, the inability to recover carrying costs for these expenses and increased risks of regulatory disallowances or write-offs.

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows. Changes in policies of the U.S. government may also adversely affect our military base contract operations. In certain circumstances, the U.S. government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of state regulatory agencies. The U.S. government may disagree with the increases that we request and may delay approval of requests for equitable adjustment or redetermination of prices which could adversely affect our anticipated rates of return.

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

Persons who are potentially responsible for causing the contamination of groundwater supplies have asserted claims against water distributors on a variety of theories and have thus far brought the water distributors (including us) within the class of potentially responsible parties in federal court actions pending in Los Angeles County.  This increases the costs and risks of seeking recovery of these costs.  Management believes that rate recovery, proper insurance coverage and reserves are in place to appropriately manage these types of claims.  However, such claims, if ultimately resolved unfavorably to us, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

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

•                                         Water quality;

•                                         Legal limitations on production, diversion, storage, conveyance and use, and

•                                         Climate change.

Population growth and increases in the amount of water used in California and Arizona have caused increased stress on surface water supplies and groundwater basins.  In addition, new court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta have decreased the amount of water Metropolitan Water District of Southern California (“MWD”) is able to import from northern California.  We are acting to secure additional supplies from conservation, desalination and water transfers; however, we cannot predict to what extent these efforts will be successful and sustainable.

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

We may be able to recover increased operating and capital costs through the ratemaking process.  GSWC implemented a modified supply cost balancing account to track and recover costs from our supply mix changes and rate changes, as authorized by the CPUC.   We may also recover costs from certain third parties that may be responsible, or potentially responsible, for groundwater contamination.

Our liquidity may be adversely affected by changes in water supply costs

We obtain our water supplies for GSWC and CCWC from a variety of sources. For example, water is pumped from aquifers within our service areas to meet a portion of the demands of our customers. When water produced from wells in those areas is insufficient to meet customer demand or when such production is interrupted, we have purchased water from other suppliers. As a result, our cost of providing, distributing and treating water for our customers’ use can vary significantly. Furthermore, imported water wholesalers, such as MWD and CAP may not always have an adequate supply of water to sell to us.

Our liquidity and earnings may be adversely affected by increases in maintenance costs due to our aging infrastructure

Some of our systems in California are more than 50 years old.  We have experienced a number of leaks and water quality and mechanical problems in some of these older systems.  In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent water discharge requirements. These costs can and do increase unexpectedly and in substantial amounts.

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

Our public utilities businesses are heavily dependent upon revenue generated from rates charged to our residential customers for the volume of water used. The rates we charge for water are regulated by the CPUC and the ACC and may not be unilaterally adjusted to reflect changes in demand. Declining usage also negatively impacts our long-term operating revenues if we are unable to secure rate increases or if growth in the residential customer base does not occur to the extent necessary to offset the per customer residential usage decline.  We implemented a water revenue adjustment mechanism at GSWC which has the effect of reducing, for the most part, the adverse impacts of our customers’ conservation efforts on earnings.

Our earnings may be affected, to some extent, by weather during different seasons

The demand for water and electricity varies by season.  For instance, most water consumption occurs during the third quarter of each year when weather in California and Arizona tends to be hot and dry.  During unusually wet weather, our customers generally use less water.  GSWC implemented a conservation rate design and a water revenue adjustment mechanism, for Regions II and III in late November 2008, and for Region I’s ratemaking areas in September 2009, which  should help mitigate fluctuations in revenues and earnings due to changes in water consumption in California.  CCWC’s revenues and profitability will, however, continue to be impacted by changes in water consumption in Arizona.

The demand for electricity in our electric customer service area is greatly affected by winter snows. An increase in winter snows reduces the use of snowmaking machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues.  Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions, which also reduces our electric revenues.  In November 2009, GSWC implemented a new base revenue requirement adjustment mechanism, as approved by the CPUC, for our electric business which should help mitigate fluctuations in the revenues and earnings of our electric business due to changes in the amount of electricity used by GSWC’s customers.

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

The CPUC permits us to recover energy purchase costs from customers, up to an annual weighted average cost of $77 per MWh each year through August 2011.  We are required to write-off costs in excess of this cap.  As a result, we are at risk for increases in spot market prices of electricity purchased and for decreases in spot market prices for electricity sold.

Unexpected generator downtime or a failure to perform by any of the counterparties to our electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electric prices.

Changes in electricity prices also affected the unrealized gains and losses on our block forward purchased power contracts that qualify as derivative instruments as we adjusted the asset or liability on these contracts to reflect the fair market value of the contracts at the end of each month.  The CPUC has authorized us to establish a memorandum account to track the changes in the fair market value of our new power purchased contracts that became effective on January 1, 2009.  As a result, unrealized gains and losses on these purchased power contracts will not impact earnings.

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

We have experienced delays in the redetermination of prices following completion of the first two years of operation under our operation and maintenance contracts in effect for more than two years. We have also experienced delays in obtaining a final equitable adjustment of prices for the significantly higher infrastructure at certain of the bases than that described by the U.S. government in its request for proposal.  These delays have negatively impacted our results of operations and cash flows.  Similar delays on other contracts may impact our future earnings and cash flows.

We are required to record all costs incurred under these types of contracts as these costs are incurred. As a result, we may record losses associated with unanticipated conditions and emergency work at the time such expenses occur.  We recognize revenue for such work as, and to the extent that, our requests for equitable adjustments are approved.  Delays in obtaining approval of equitable adjustments can negatively impact our results of operations and cash flows.

We are subject to audits, cost review and investigations by contracting oversight agencies. During the course of an audit, the oversight agency may disallow costs. Such cost disallowances may result in adjustments to previously reported revenues.

Payment under these contracts is subject to appropriations by Congress. We may experience delays in receiving payment or delays in redetermination of prices or other price adjustments due to cancelled or delayed appropriations specific to our projects or reductions in government spending for the military generally or military base operations specifically. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures for the military generally or military base operations specifically.

In addition, we must maintain the proper management of water and wastewater facilities, employ state-certified and other qualified employees to support the operation of these facilities and otherwise comply with contract requirements.

Risks associated with the collection of wastewater are different, in some respects, from that of our water utility operations

The wastewater collection system operations of our subsidiaries providing wastewater services on military bases are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable. This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflows and system failures.  Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. In the event that we are deemed liable for any damage caused by overflow, our losses might not be covered by insurance policies or we may find it difficult to secure insurance for this business in the future at acceptable rates.

Our contracts for the construction of infrastructure improvements on military bases create risks that are different, in some respects, from that of our operations and maintenance contracts

We have entered into contract modifications with the U.S. government (and in some cases third parties) for the construction of new water and/or wastewater infrastructure at the military bases. Most of these contracts are firm fixed-price contracts. Under firm fixed-price contracts, we benefit from cost savings and earnings, but are generally unable to recover any cost overruns to the approved contract price. Under extenuating circumstances, the U.S. government has approved increased cost change orders.

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

We establish prices for these types of firm fixed-price contracts based, in part, on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our contracted business operations and results of operations.

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

We depend, to some extent, upon subcontractors to assist us in the performance of contracted services on military bases

We rely, to some extent, on subcontractors to assist us in the operation and maintenance of the water and wastewater systems at a number of military bases, subject to our existing contracts with the U.S. government. The failure of any of these subcontractors to perform services for us in accordance with the terms of our contracts with the U.S. government could result in the termination of our contracts to provide water and/or wastewater services at these bases, a loss of revenues or increases in costs to correct a subcontractor’s performance failures.  We are able to mitigate these risks, in part, by obtaining, and requiring our subcontractors to obtain, performance bonds.

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

We continue to incur costs associated with the expansion of our contract activities

We continue to incur additional costs in connection with the attempted expansion of our contract operations associated with the preparation of bids for new contracts for contract operations on military bases and compliance with regulatory requirements associated with our water marketing efforts. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts on military bases and satisfying regulatory requirements associated with our water marketing efforts and recovering these costs and other costs from new contract revenues.

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

We may be adversely impacted by a financial crisis

Due to market events that occurred in 2008, our pension and post-retirement benefit plan expenses increased significantly in 2009.  We include increases in pension and post-retirement cost in each general rate case filed by our public utilities for possible recovery.  However, we estimate the amount of expenses expected to be incurred during future years in California.  The actual cost may vary significantly from our estimates due to changes in the market value of the assets in the plans and changes in the discount rates used to estimate the amount of our pension and post-retirement plan liabilities. We may not recover overages from those estimates in rates, which may adversely affect our financial condition, results of operations, cash flow and liquidity, unless authorized by the CPUC.

We obtain funds from external sources to finance our on-going capital expenditures.  Access to external financing on reasonable terms depends, in part, on conditions in the debt and equity markets.  When business and market conditions deteriorate, we may no longer have access to the capital markets on reasonable terms.  Our ability to obtain funds is dependent upon  our ability to access the capital markets by issuing debt or equity to third parties or obtaining funds from our revolving credit facility which expires in June 2010.  In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, significant financial service institution failures or our inability to renew or replace our existing revolving credit facility on attractive terms, it may become necessary for us to seek funds from other sources on unattractive terms.  Moreover, we also have goodwill at CCWC and ASUS that may be adversely impacted if economic conditions worsen.

We are unable to predict at this time how we may otherwise be impacted by a financial crisis.

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

We are a holding company that depends on cash flow from GSWC to meet our financial obligations and to pay dividends on our common shares

As a holding company, our subsidiaries conduct substantially all operations and our only significant assets are investments in our subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet our debt service obligations and to pay dividends on our common shares.  More than 81% of our revenues are derived from the operations of GSWC.  Moreover, none of our other subsidiaries has paid any dividends to us during the past three years.  As a result, we are largely dependent on cash flow from GSWC to meet our financial obligations and to pay dividends on our common shares.

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

We are increasingly dependent on the continuous and reliable operation of our information technology systems

We rely on our information technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities. A loss of these systems or major problems with the operation of these systems could affect our operations and have a significant material adverse effect on our results of operations.

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

Our electric business is subject to California law requiring procurement of renewable resources

California law requires our electric division to procure renewable resources so that 20% of our annual electricity sales are procured from renewable resources.  Due to our relative size as compared to other energy utilities and the constrained renewable energy market, we have not been able to obtain sufficient resources to achieved interim target purchase levels of renewable energy resources.   The CPUC considered the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like our BVES division and on May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES).  The final decision affirmed the renewable obligation targets for the small utilities but also allowed the small utilities to defer compliance under the CPUC’s flexible compliance rules.

We will need to continue our efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, we will describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules.  We believe that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier.  For the 2008 and 2009 years, we have not met the interim targets and expect that the CPUC will waive any potential fines in accordance with the flexible compliance rules.  It is unlikely that BVES will have 20% of its annual electricity sales procured from renewable resources for 2010, however, we believe the CPUC will waive any potential fine in accordance with the flexible compliance rules.

Item 1B — Unresolved Staff Comments

None.

Item 2 - Properties

Electric Properties

GSWC’s electric properties are all located in the Big Bear area of San Bernardino County, California. As of December 31, 2009, GSWC owned and operated 29 miles of overhead 34.5 kilovolt (“kv”) transmission lines, 1 mile of underground 34.5 kv transmission lines, 176.4 miles of 4.16 kv or 2.4 kv distribution lines, 53 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Water Properties

As of December 31, 2009, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,753 miles of pipeline together with services, meters and fire hydrants and approximately 425 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including four surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using pipes and appurtenances for transmitting and distributing water.

As of December 31, 2009, GSWC owned 249 wells, of which 192 are active operable wells equipped with pumps with an aggregate production capacity of approximately 219.3 million gallons per day. GSWC has 58 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 109 million gallons. GSWC owns no dams in its customer service areas. The following table provides, in greater detail, selected water utility plant of GSWC for each of its water regions:

	Pumps		Distribution Facilities			Reservoirs
Region	Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*

Region I	72	122	648	55,897	4,020	46	32,327
Region II	52	68	905	100,657	8,690	25	21,880
Region III	125	196	1,200	98,454	10,453	79	53,225	(1)
Total	249	386	2,753	255,008	23,163	150	107,432

* Reservoir capacity is measured in thousands of gallons. Mains are in miles.

(1) GSWC has additional reservoir capacity in its Claremont system, through an exclusive right to use all of one 8 million gallon reservoir, one-half of another 8 million gallon reservoir, and one-half of a treatment plant’s capacity, all owned by Three Valleys Municipal Water District.

As of December 31, 2009, CCWC’s physical properties consisted of water transmission and distribution systems, which included 184 miles of pipeline, together with services, meters, fire hydrants, wells, reservoirs with a combined storage capacity of 7.55 million gallons and other water utility facilities including a surface water treatment plant, which treats water from the CAP.

Adjudicated and Other Water Rights

GSWC

GSWC owns numerous water rights in California, as shown in the table below.  Water rights are divided between groundwater and surface water.  Groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource.  Unadjudicated groundwater rights have not been quantified and are not subject to predetermined limitations, but are measured by maximum historical usage.  Surface water rights are quantified and managed by the State Water Resources Control Board, unless they originated prior to 1914, in which case they resemble unadjudicated groundwater rights.  A total of 117,796 acre-feet per year (“AFY”) of water rights are owned by GSWC as follows:

	Groundwater		Surface Water
Region	Adjudicated Rights (AFY)	Unadjudicated Rights (AFY)	Water Rights (AFY)	Totals (AFY)

Region I	10,248	20,113	10,134	40,495
Region II	23,942	1,771	—	25,713
Region III	27,377	23,010	1,201	51,588
Total	61,567	44,894	11,335	117,796

CCWC

CCWC has an assured water supply designation, by decision and order of the Arizona Department of Water Resources stating that CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 11,759 acre-feet per year for a minimum of 100 years. The 11,759 acre-feet is comprised of existing CAP allocation of 8,909 acre-feet per year, 350 acre-feet per year groundwater allowance, incidental recharge credits of 500 acre-feet per year, and a Central Arizona Groundwater Replenishment District contract of 2,000 acre-feet per year.

Office Buildings

Registrant’s general headquarters are housed in two office buildings located in San Dimas, California. The land and the building of one office are owned by GSWC. GSWC also owns and/or leases certain facilities housing regional, district and customer service offices. CCWC owns its primary office space in Fountain Hills, Arizona.  ASUS leases an office facility in Costa Mesa, California.  ASUS’ subsidiary, ONUS, leases a service center located in North Carolina.

Mortgage and Other Liens

As of December 31, 2009, GSWC had no mortgage debt outstanding, encumbrances or liens securing indebtedness.

As of December 31, 2009, substantially all of the utility plant of CCWC was pledged to secure its Industrial Development Authority Bonds, which among other things, restricts CCWC’s ability to incur debt and make liens, sell, lease or dispose of assets, or merge with another corporation, and pay dividends.

As of December 31, 2009, neither AWR nor ASUS or any of its subsidiaries had any mortgage debt or liens securing indebtedness, outstanding.  However, under the terms of certain debt of AWR and GSWC, AWR and GSWC are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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

Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. In 2004, the City hired consultants to perform an appraisal of the value of Claremont water system.  However, in recent meetings held in 2009, the Claremont City Council stated that it will not actively pursue activities related to a potential condemnation of the Claremont water system at this time.

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

The Stanton City Council recently decided to solicit proposals to identify the process, potential costs and legal issues for acquiring the water system owned by GSWC.

Except for the Cities of Claremont and Stanton and the Town of Apple Valley, Registrant has not been, within the last three years, involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

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

On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which these two impacted wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements have been reached between WQA and some PRP’s.  Settlements with a number of other PRPs are being finalized; however, Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

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

Other Litigation:

Two former officers of GSWC filed a lawsuit against both AWR and GSWC alleging among other things, wrongful termination and retaliation against the former officers.  GSWC filed a cross-complaint against the former officers.  The lawsuits were filed on November 15, 2007 in the Los Angeles Superior Court (Conway, et. al. v. Golden State Water Company, et. al., Case No. BC380721).  On February 15, 2010, the parties agreed to mutually settle the matter and a Settlement Agreement was executed.   Among other things, the Settlement Agreement releases Registrant from claims of the former officers.  The Settlement Agreement further provides that there was no admission of liability by any of the parties and that each party denies any liability to the other.  As a result of this matter, Registrant recorded a pre-tax charge of $3.8 million during the fourth quarter of 2009 for legal and settlement costs. This charge has been reflected in administrative and general expenses in the Statement of Income.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below compares American States Water Company’s cumulative five-year total shareholder return on  Common Shares with the cumulative total returns of the S&P 500 index and a customized peer group of six companies that includes: Artesian Resources Corp., California Water Service, Connecticut Water, Middlesex Water Company, SJW Corp. and Southwest Water Company. The graph tracks the performance of a $100 investment in our Common Shares, in the index and in the peer group (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09

American States Water Company	$100.00	$122.35	$157.31	$157.20	$141.58	$156.49
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	108.30	129.76	123.80	118.71	109.05

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

Market Information Relating to Common Shares

Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol AWR. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years, as reported by the Wall Street Journal’s website, were:

	Stock Prices
	High	Low
2009
First Quarter	$38.79	$29.76
Second Quarter	36.40	30.82
Third Quarter	37.42	32.10
Fourth Quarter	36.92	31.58

2008
First Quarter	$40.25	$31.78
Second Quarter	38.77	33.09
Third Quarter	42.00	33.03
Fourth Quarter	39.50	27.00

The closing price of the Common Shares of American States Water Company on the NYSE as reported on the Wall Street Journal’s website on March 10, 2010 was $33.80.

Approximate Number of Holders of Common Shares

As of March 10, 2010, there were 2,897 holders of record of the 18,554,364 outstanding Common Shares of American States Water Company. AWR owns all of the authorized and outstanding Common Shares of GSWC, CCWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions

For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company:

	2009	2008
First Quarter	$0.25	$0.25
Second Quarter	$0.25	$0.25
Third Quarter	$0.25	$0.25
Fourth Quarter	$0.26	$0.25
Total	$1.01	$1.00

AWR’s ability to pay dividends is subject to the requirement in the Company’s $115 million revolving credit facility for AWR to maintain compliance with all covenants described in footnote (15) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $273.3 million was available from GSWC to pay dividends to AWR as of December 31, 2009. GSWC is also prohibited under the terms of senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  GSWC would have to issue additional debt of $344.1 million to invoke this covenant as of December 31, 2009.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $136.4 million of AWR’s retained earnings was available to pay dividends to common shareholders at December 31, 2009. Approximately $135.7 million was available from the retained earnings of GSWC at December 31, 2009 to pay dividends to AWR.  At December 31, 2009, ASUS was unable to pay dividends to AWR under the California tests due to cumulative losses.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in its capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted under Arizona law. Under restrictions of the Arizona tests, approximately $2.2 million was available to pay dividends to AWR at December 31, 2009.  See footnote (6) to the table in the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation for additional information regarding CCWC’s debt.

AWR paid $18.1 million in common dividends to shareholders for the year ended December 31, 2009, as compared to $17.3 million for the year ended December 31, 2008. GSWC paid dividends of $19.4 million and $13.2 million to AWR in 2009 and 2008, respectively. CCWC and ASUS did not pay any dividends to AWR in 2009 or 2008.

Other Information

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2009.

The following table provides information about Company repurchases of its Common Shares during the fourth quarter of 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (3)
October 1 - 31, 2009	—		$—	—	NA
November 1 - 30, 2009	218		$32.84	—	NA
December 1 - 31, 2009	28		$35.00	—	NA
TOTAL	246	(2)	$33.09	—	NA

(1)             None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2)             All of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)             None of these plans contain a maximum number of Common Shares that may be purchased in the open market under the plans.

Item 6. Selected Financial Data

AMERICAN STATES WATER COMPANY (AWR):

(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Income Statement Information
Total Operating Revenues	$360,973	$318,718	$301,370	$268,629	$238,128
Total Operating Expenses (2)	291,479	263,912	233,638	212,023	176,068
Operating Income (2)	69,494	54,806	67,732	56,606	62,060
Interest Expense	22,306	21,330	21,582	21,121	14,657
Interest Income	947	1,837	2,371	2,818	1,103
Net Income (2)	$29,531	$22,005	$28,030	$23,081	$26,766
Basic Earnings per Common Share (1)	$1.63	$1.27	$1.62	$1.34	$1.58
Dividends Declared per Common Share	$1.010	$1.000	$0.955	$0.910	$0.900
Average Shares Outstanding	18,052	17,262	17,121	16,934	16,778
Average Number of Diluted Shares Outstanding	18,188	17,394	17,177	17,101	16,809
Fully Diluted Earnings per Common Share	$1.62	$1.26	$1.61	$1.33	$1.57

Balance Sheet Information
Total Assets	$1,113,293	$1,061,287	$963,898	$936,955	$873,135
Common Shareholders’ Equity	359,430	310,503	302,129	283,734	264,094
Long-Term Debt	305,866	266,536	267,226	267,833	268,405
Total Capitalization	$665,296	$577,039	$569,355	$551,567	$532,499

(1)               In accordance with authoritative guidance for the effect of participating securities on earnings per share (“EPS”) calculations, AWR uses the “two-class” method of computing EPS for the affects of participating securities. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and stock units that earn dividend equivalents on an equal basis with Common Shares.  Net income available for common shareholders excluding earnings available and allocated to participating securities, was $29,399,000, $21,890,000, $27,723,000 and $22,623,000 for the years ended December 31, 2009, 2008, 2007 and 2006, respectively.

(2)               In 2008, results include a $7.7 million goodwill impairment charge related to CCWC, in accordance with accounting guidance for goodwill and other intangible assets.

GOLDEN STATE WATER COMPANY (GSWC):

(in thousands)	2009	2008	2007	2006	2005
Income Statement Information
Total Operating Revenues	$294,119	$268,888	$258,752	$244,425	$225,872
Total Operating Expenses	230,633	205,970	194,046	189,123	163,230
Operating Income	63,486	62,918	64,706	55,302	62,642
Interest Expense	21,398	19,651	20,063	19,186	13,288
Interest Income	898	1,774	2,111	2,670	1,047
Net Income	$25,373	$27,819	$26,900	$23,258	$27,828

Balance Sheet Information
Total Assets	$1,021,845	$970,150	$889,973	$867,661	$807,249
Common Shareholder’s Equity	331,530	324,533	278,441	266,965	255,518
Long-Term Debt	300,221	260,561	260,941	261,248	261,540
Total Capitalization	$631,751	$585,094	$539,382	$528,213	$517,058

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.  Included in the following analysis is a discussion of water and electric margins.  Water and electric margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.  A reconciliation of water and electric margins to the most directly comparable GAAP measures are included in the table on page 30.

Overview

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses through approximately 2,900 miles of water distribution pipelines and the delivery of electricity in the Big Bear area of San Bernardino County. Rates charged to customers of GSWC and CCWC are determined by the CPUC and ACC, respectively. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting financial performance of our regulated utilities include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates the costs of distributing water and electricity and our overhead costs; weather; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; water supply shortages caused by a variety of factors; capital expenditures needed to upgrade water systems; and risks associated with litigation relating to water quality and water supply, including suits initiated by Registrant to protect its water supply.

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned from the operation, maintenance, renewal and replacement of water and/or wastewater systems at various military bases. All of these contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or new infrastructure contracts pursuant to contract modifications.  Additional revenues generated by contract operations are primarily dependent on these additional construction activities.  As a result, ASUS is subject to risks that are different than those of Registrant’s regulated water and electric utilities.  ASUS plans to continue seeking contracts for the operation, maintenance, renewal and replacement of water and/or wastewater services at military bases.  Factors affecting the financial performance of our Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the timing of implementation by the U.S. government of redeterminations and/or equitable adjustments of prices under contracts with the U.S. government.

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

For 2009, net income was $29.5 million compared to $22.0 million in 2008, an increase of 34.2%.  Diluted earnings per share for 2009 were $1.62 compared to $1.26 in 2008, an increase of $0.36 per share. Factors that increased diluted earnings per share were the following items, all of which are more fully discussed below: (i) an increase in the water and electric dollar water margin of $13.1 million, or $0.43 per share, during the year ended December 31, 2009 compared to the same period of 2008; (ii) a settlement agreement reached with Mirant Energy Trading, LLC and the recording of $1.0 million in proceeds, or $0.03 per share, as a reduction in legal expenses; (iii) the improved financial performance of the Military Utility Privatization Subsidiaries resulting in an increase in ASUS’s pretax operating income of $7.3 million, or $0.24 per share; (iv) a goodwill impairment charge in 2008 of $7.7 million, or $0.27 per share related to CCWC, with no similar charge in 2009, and (v) a tax benefit of $918,000 recorded in the first quarter of 2009 resulting from new California apportionment laws as well as the refinement of certain related estimates, which favorably impacted earnings by $0.05 per share.

These increases to diluted earnings per share were partially offset by: (i) a $1.6 million pretax unrealized gain on purchased power contracts in 2008, or $0.05 per share, with no corresponding gain in 2009; (ii) an increase in operating expenses, other than supply costs, at the Company’s water and electric utilities of $12.2 million, or $0.40 per share (excluding the Mirant Energy Trading settlement discussed above); (iii) the recording of a $760,000 loss on settlement for the removal of wells at CCWC, or $0.02 per share, as a result of a decision issued by the ACC in October 2009; (iv) an increase in interest expense net of interest income of $1.9 million, or $0.06 per share; (v) an increase in the effective tax rate for the year ended December 31, 2009 as compared to the same period in 2008, negatively impacting earnings by $0.07 per share, and (vi) a decrease of $0.06 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.1 million shares of AWR’s Common Shares in a public offering completed in May 2009.

During 2008, a charge of $7.7 million, or $0.27 per share, was recorded to reflect the impairment of goodwill at CCWC in accordance with accounting guidance for goodwill and other intangible assets.  During impairment testing in 2008, Registrant determined that revenue growth for its Arizona utility, CCWC, was likely to be slower than originally projected due to downturns in overall economic conditions and new housing construction, as well as the current regulatory environment in Arizona resulting in regulatory lags and lower than anticipated rate increases.  During the recent impairment testing in 2009, it was determined that no further impairment of CCWC’s goodwill had occurred.  At December 31, 2009, goodwill associated with the acquisition of CCWC was $3.3 million.

The accounting treatment for unrealized gains and losses on purchased power contracts that qualified as derivative instruments under the accounting guidance for derivatives changed between periods.  In May 2009, the CPUC  authorized GSWC to establish a memorandum account to track unrealized gains and losses on a new contract, which the CPUC also approved, throughout the term of the contract.  At December 31, 2009 there was a $7.3 million cumulative unrealized loss which has been included in the memorandum account.  As a result of CPUC approval of the memorandum account, this unrealized loss did not impact GSWC’s earnings.  GSWC recognized unrealized gains and losses in earnings under its previous power purchase contracts.  There was a $1.6 million pretax unrealized gain on purchased power contracts included in earnings for 2008.  Diluted earnings per share for the year ended December 31, 2008 were $1.26 per share.  Eliminating the effects of the unrealized derivative gain, diluted earnings per share for the year ended December 31, 2008 would decrease by $0.05 per share to $1.21 per share.

Subsequent Events

In March 2009, ONUS filed a request for equitable adjustment (“REA”) following a joint inventory of the infrastructure at Fort Bragg in North Carolina.  On the basis of this joint inventory, it was determined that the size of the ONUS infrastructure to be greater than what was assumed under the original 50-year contract.  In January 2010, the U.S. government issued a contract modification approving the REA.  As a result of this contract modification, ASUS will record $3.1 million of revenues and operating income (approximately $2.8 million of which is retroactive for the period from the commencement of the contract in March 2008 to December 31, 2009) during the first quarter of 2010.  The U.S. government is also expected to issue a further contract modification to continue the payment of this increased amount prospectively.

In March 2008, FBWS filed an REA as a claim with the U.S. government, seeking an adjustment in the contract basis after it was determined that the infrastructure at Fort Bliss was substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.  In January 2010, FBWS and the U.S. government entered into a settlement agreement pursuant to which the U.S. government agreed to pay FBWS retroactive operation and maintenance management fees and retroactive renewal and replacement fees from the contract commencement date, October 1, 2004.  The payment of these funds is subject to availability of funding by the U.S. government.  As such, no amounts will be recorded until an executed contract modification is received from the U.S. government, which is expected during the second quarter of 2010.  In addition, the settlement agreement provides that the first and second price redeterminations for FBWS required by the contract be waived.

In January 2010, the City of Big Bear and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged many BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to many BVES customers.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  While service has been restored to BVES customers, costs are still being incurred to repair equipment affected by the storms.  In February 2010, GSWC informed the CPUC it will track these costs in a catastrophic event memorandum account.  Once all work resulting from these storms is completed, GSWC intends to file an advice letter with the CPUC for recovery of these costs through a surcharge.  At this time, BVES estimates that these costs will be approximately $650,000.  This estimate includes BVES labor, outside services assistance, equipment, materials, facilities damages and related snow removal services.  Management believes that these incremental costs will be approved by the CPUC for recovery.

Two former officers of GSWC filed a lawsuit against both AWR and GSWC alleging among other things, wrongful termination and retaliation against the former officers.  On February 15, 2010, the parties agreed to mutually settle the matter and a Settlement Agreement was executed.   Among other things, the Settlement Agreement releases Registrant from claims of the former officers.  As a result of this matter, Registrant recorded a pre-tax charge of $3.8 million during the fourth quarter of 2009 for legal and settlement costs. This charge has been reflected in administrative and general expenses in the Statement of Income.

The October 15, 2009 decision in the general rate case for BVES allows for an update to BVES’ rates in 2010 for the corporate headquarters’ costs based on the CPUC’s adoption of new rates for GSWC’s current Regions II and III general rate case including the recovery of expenses associated with its corporate headquarters.  The general rate case for Regions II, III and the general office has been delayed. In addition, in June 2009, the CPUC had authorized BVES to track the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, effective and retroactive from June 4, 2009 to October 31, 2009.  The amount in this memorandum account totals approximately $958,000 as of December 31, 2009. However, the decision issued on October 15, 2009 did not address the disposition of this memorandum account.  In November 2009, GSWC filed a petition for modification to seek clarification from the CPUC on the treatment and recovery of this memorandum account.  In March 2010, the CPUC approved for recovery this memorandum account through a surcharge over a 24-month period. Accordingly, during the first quarter of 2010, GSWC will record a regulatory asset and a corresponding increase to earnings for amounts included in this memorandum account.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and contracted services conducted through ASUS and its subsidiaries. The tables below set forth summaries of the results by segment (in thousands) for the years ended December 31, 2009 and 2008:

	Operating Revenues				Pretax Operating Income
	Year	Year			Year	Year
	Ended	Ended	$	%	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE	12/31/2009	12/31/2008	CHANGE	CHANGE

Water	$272,919	$247,936	$24,983	10.1%	$63,776	$54,609	$9,167	16.8%
Electric	28,922	28,424	498	1.8%	(553)	1,334	(1,887)	-141.5%
Contracted services	59,132	42,358	16,774	39.6%	6,358	(988)	7,346	-743.5%
AWR parent	—	—	—	—	(87)	(149)	62	-41.6%
Totals from operation	$360,973	$318,718	$42,255	13.3%	$69,494	$54,806	$14,688	26.8%

Water - For the year ended December 31, 2009, pretax operating income for water increased by $9.2 million, or 16.8%, primarily due to a $12.6 million increase in the water dollar margin as compared to 2008, and the goodwill impairment charge of $7.7 million, or $0.27 per share, recorded in 2008 at CCWC in accordance with accounting guidance on goodwill and other intangible assets as more fully described below. This increase was partially offset by an increase in operating expenses of $11.1 million, including higher pension costs.  The dollar water margin increased due to higher water rates approved by the CPUC subsequent to December 31, 2008.  These higher water rates increased water revenues by $8.3 million, partially offset by lower actual consumption.  In addition, as a result of a full year of applying the Water Revenue Adjustment Mechanism (“WRAM”) in Regions II and III and implementation of the WRAM in Region I’s ratemaking areas in September 2009, GSWC recorded $22.5 million of additional revenues in 2009 as compared to $1.3 million for 2008.  The revenue requirement and volumetric revenues are adopted as part of a General Rate Case (“GRC”) every three years.  A GRC was filed for Region I in January 2010, with rates effective January 2011 and 2012.  GSWC expects to file a GRC for all three water regions in July of 2011 with rates effective January 2013.  As part of future GRCs, the CPUC is expected to adopt new volumetric revenues based on historical usage patterns and the revenue requirement adopted in these GRCs.

Although the recording of the WRAM added $22.5 million of water revenues in 2009, this favorable impact to earnings was reduced by $2.2 million of water supply over-collection costs tracked in the Modified Cost Balancing Account (“MCBA”).  The MCBA was also in place for all of 2009 for Regions II and III and beginning in September 2009 for Region I’s ratemaking areas.  The over-collection in the MCBA account is due to: (i) lower consumption in 2009 as compared to the consumption level adopted by the CPUC, and (ii) a lower percentage of purchased water in the supply mix during 2009 when compared to the supply mix included in customer rates, partially offset by increases in rates charged by GSWC’s suppliers. The total increase in the WRAM, net of the MCBA, was $19.5 million for the year ended December 31, 2009 as compared to the same period of 2008. The implementation of the WRAM and MCBA help mitigate fluctuations in GSWC’s earnings caused by changes in the volume of water sold and supply costs.

In addition, GSWC recorded $3.1 million of additional water revenues included in the Water Conservation Memorandum Account (“WCMA”) for all of its water regions in 2009. The CPUC approved an advice letter filing in a separate proceeding to allow GSWC to create and implement a WCMA to track the extraordinary expenses and revenue shortfall associated with conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 and was used to track the revenue shortfall until the WRAM was implemented for Regions II and III on November 25, 2008 and for Region I’s rate-making areas on September 1, 2009.  At November 24, 2008, approximately $2.0 million of net under-collections was included in the WCMA for Regions II and III prior to the implementation of the WRAM. On April 16, 2009, the CPUC approved the advice letter filed by GSWC to recover the $2.0 million included in the WCMA for Regions II and III and authorized GSWC to establish a 12-month surcharge to customers’ bills. The surcharge went into effect on April 21, 2009.  Accordingly, GSWC established a $2.0 million regulatory asset, which was recorded as additional water revenues during the second quarter of 2009. In addition, GSWC has established a $1.1 million regulatory asset for Region I’s WCMA balance incurred during the period of August 18, 2008 through August 31, 2009 which is also now probable of recovery.  In October 2009, GSWC filed an advice letter for recovery of Region I’s WCMA, through a 12-month surcharge, for amounts incurred during this period.

Electric — For the year ended December 31, 2009, pretax operating income from electric operations decreased by $1.9 million due in large part to a $1.6 million pretax unrealized gain on purchased power contracts included in earnings for the year ended December 31, 2008 with no corresponding gain in 2009.  As previously mentioned, the purchased power contracts that impacted GSWC’s earnings expired on December 31, 2008. GSWC began taking delivery of power under a new contract effective January 1, 2009.  Unrealized gains and losses on this contract do not impact earnings.  There was also an increase in operating expenses, including higher pension costs and higher outside consulting and legal costs related to the general rate case and the new purchased power contract.  However, these increases in operating costs were partially offset by the recording of $1.0 million in proceeds received in a settlement agreement with Mirant Energy Trading, LLC in May 2009, which reduced previously incurred legal costs.

In October 2009, the CPUC approved BVES’s general rate case.  The CPUC authorized BVES to establish and implement a Base Revenue Requirement Adjustment Mechanism (“BRRAM”).  The BBRAM decouples customer usage from revenue, which should help mitigate fluctuations in the revenues and earnings of the electric business due to changes in the amount of electricity used by our electric customers.  In accordance with the CPUC’s decision, GSWC implemented tiered rates in its BVES service area on November 2, 2009 and began recording the difference between what is billed to customers and that which is authorized by the CPUC.  For the year ended December 31, 2009, an additional $106,000 in electric revenues was recorded in the BRRAM account.

Contracted Services - For the year ended December 31, 2009, pretax operating income for contracted services increased by $7.3 million, or $0.24 per share.  This was primarily due to an increase in construction revenues at FBWS and ODUS, an interim increase in operations and maintenance revenues at FBWS, improved performance at PSUS and ONUS, and lower overall operating expenses. In addition, on September 30, 2009, the U.S. government approved $1.1 million in revenues for an REA filed by PSUS for emergency construction costs mostly incurred in 2008.  As a result of the approved REA, ASUS recorded $1.1 million in additional construction revenues and operating income for 2009.

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and wastewater systems at the military bases.  In addition, higher expenses from the General Office and ASUS headquarters allocated to the Military Utility Privatization Subsidiaries were not contemplated at the time the contracts with the U.S. government were negotiated and may be addressed in future price redeterminations.  Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter.

Redeterminations have been submitted and are under review by the U.S. government for operations of ODUS and TUS in Virginia and Maryland, respectively.  The price redeterminations for ODUS is expected to be completed in 2010.  Pending redetermination of prices, ODUS has received interim inflation adjustments to the management fees for operating and maintaining the water and wastewater systems for military bases in Virginia, and the wastewater system at Fort Lee, also in Virginia, effective on the second anniversary of the date when ASUS began operating these bases (February 23, 2008 for Fort Lee and April 3, 2008 for the other three bases).  ASUS is in discussions with the U.S. government regarding the status of the redetermination filing for TUS as well as an interim inflation adjustment to the management fees under that contract.  Management is unable to predict the ultimate outcome of these discussions with the U.S. government or the timing of the finalization of the price redetermination at TUS.

The first price redeterminations for PSUS and ONUS are expected to be filed during the first quarter of 2010.

Management fees for operation and maintenance of the water and wastewater systems at Fort Bliss are based on cost levels prevailing in 2003 when the contract with the U.S. government was bid.   Further, the contract pricing was also based on assumptions about the size and age of the infrastructure to be operated and maintained over the 50-year contract.  In December 2008, the U.S. government approved an interim adjustment for FBWS which increased the monthly water and wastewater fees by 50% and 59%, respectively, related to operating and maintaining the Fort Bliss systems. The increase was retroactive to October 1, 2008.  As previously discussed, in January 2010, FBWS and the U.S. government entered into a settlement agreement regarding the size and age of the Fort Bliss infrastructure.

These price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, are expected to provide added revenues prospectively to help offset increased costs and provide Registrant the opportunity to continue or generate positive operating income at its Military Utility Privatization Subsidiaries.  As of December 31, 2009, ASUS has $1.1 million of goodwill, which may be at risk for potential impairment if requested price redeterminations and equitable adjustments that have not yet been approved, are not received.

In September 2009, the U.S. government issued contract modifications to subsidiaries of ASUS. The modifications provided funding for $7.3 million in new construction projects at FBWS, ODUS, TUS and ONUS.  The majority of this work will be performed during calendar year 2010.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government for additional construction projects may or may not continue in future periods.

The following discussion and analysis for the years ended December 31, 2009, 2008 and 2007 provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2009 and 2008 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
OPERATING REVENUES
Water	$272,919	$247,936	$24,983	10.1%
Electric	28,922	28,424	498	1.8%
Contracted services	59,132	42,358	16,774	39.6%
Total operating revenues	360,973	318,718	42,255	13.3%

OPERATING EXPENSES
Water purchased	46,113	46,617	(504)	-1.1%
Power purchased for pumping	10,279	10,428	(149)	-1.4%
Groundwater production assessment	11,563	10,623	940	8.8%
Power purchased for resale	12,853	13,616	(763)	-5.6%
Unrealized gain on purchased power contracts	—	(1,554)	1,554	-100.0%
Supply cost balancing accounts	12,434	(387)	12,821	-3312.9%
Other operation expenses	29,476	30,076	(600)	-2.0%
Administrative and general expenses	70,145	62,716	7,429	11.8%
Depreciation and amortization	33,557	31,562	1,995	6.3%
Maintenance	17,529	16,331	1,198	7.3%
Property and other taxes	13,068	12,312	756	6.1%
ASUS construction expenses	33,717	23,872	9,845	41.2%
Goodwill impairment charge	—	7,700	(7,700)	-100.0%
Loss on settlement for removal of wells	760	—	760	100.0%
Net gain on sale of property	(15)	—	(15)	-100.0%
Total operating expenses	291,479	263,912	27,567	10.4%

OPERATING INCOME	69,494	54,806	14,688	26.8%

OTHER INCOME AND EXPENSES
Interest expense	(22,306)	(21,330)	(976)	4.6%
Interest income	947	1,837	(890)	-48.4%
Other	221	71	150	211.3%
	(21,138)	(19,422)	(1,716)	8.8%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	48,356	35,384	12,972	36.7%

Income tax expense	18,825	13,379	5,446	40.7%

NET INCOME	$29,531	$22,005	$7,526	34.2%

Net income for the year ended December 31, 2009 was $29.5 million, equivalent to $1.63 and $1.62 per common share on a basic and fully diluted basis, respectively, compared to $22.0 million or $1.27 and $1.26 per common share on a basic and fully diluted basis, respectively, for the year ended December 31, 2008. Impacting the comparability in the results of the two periods are the following items which increased diluted earnings per share by $0.36:

•                  An unrealized gain on purchased power contracts in 2008 which increased pretax income by $1.6 million, or $0.05 per share.  As previously mentioned, these purchased power contracts that impacted GSWC’s earnings expired on December 31, 2008. GSWC began taking delivery of power under a new contract effective January 1, 2009.  Unrealized gains and losses on this contract do not impact earnings.

•                  A goodwill impairment charge of $7.7 million, or $0.27 per share, during the year ended December 31, 2008 related to CCWC.  There was no similar impairment charge in 2009.

•                  An increase in the water and electric margin of $13.1 million, or $0.43 per share, during the year ended December 31, 2009 compared to the same period of 2008 due primarily to:  (i) higher water rates approved by the CPUC effective January 1, 2009; (ii)  the water margin impact from an increase in the WRAM, net of the MCBA of approximately $19.5 million as compared to the same period of 2008; and (iii) the recording of $3.1 million of additional revenues due to the CPUC’s approval in April 2009 of the Water Conservation Memorandum Accounts (“WCMA”). These increases were partially offset by lower water consumption of approximately 8% when compared to the same period in 2008.

•                  A settlement agreement between GSWC and Mirant Energy Trading, LLC, which resulted in the recording of $1.0 million, or $0.03 per share, as a reduction to legal costs during the second quarter of 2009. There was no similar gain in 2008.

•                  An increase of $12.2 million, or $0.40 per share in operating expenses, other than supply costs and excluding the Mirant settlement discussed above, at the Company’s water and electric utility businesses for the year ended December 31, 2009.  This was due to an increase in pension expenses, labor and other related benefits, an increase in outside services costs, maintenance expense, and higher depreciation and amortization expense.  In addition, on February 15, 2010 a settlement was reached between Registrant and two former officers.  As a result of the settlement, a pre-tax charge of $3.8 million for legal and settlement costs was recorded to administrative and general expenses in the fourth quarter of 2009.

•                  An increase in pretax operating income for contracted services of $7.3 million, or $0.24 per share, during the year ended December 31, 2009 due primarily to: (i) an increase in special construction projects at FBWS and ODUS, (ii) improved performance at PSUS and ONUS as compared to the prior year, and (iii) an additional $1.1 million in construction revenues recorded at PSUS in the third quarter of 2009 as a result of the approval by the U.S. government of a request for an equitable adjustment relating to previously incurred emergency construction costs.

•                  The recording of a loss by CCWC on the settlement for removal of wells of $760,000, or $0.02 per share, as a result of a decision issued by the ACC on October 8, 2009.

•                  An increase in interest expense net of interest income of $1.9 million, or $0.06 per share, due primarily to: (i) an increase in long-term debt from the issuance of $40.0 million of notes in March 2009; (ii) GSWC’s recording of $480,000 interest income, during the second quarter of 2008 in connection with revisions to AWR’s 2002 income tax return, with no similar gain in 2009; (iii) the recording of $412,000 of interest expense in the interest rate balancing account approved by the CPUC in July 2009 in the cost of capital proceeding; and (iv) lower interest income in 2009 of $392,000 accrued in the Aerojet litigation memorandum account balance.

•                  A decrease of $0.06 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.1 million shares of AWR’s Common Shares in a public offering completed in May 2009.

•                  An increase in the effective tax rate (“ETR”) during the year ended December 31, 2009 as compared to the same period in 2008 negatively impacted earnings by $0.07 per share due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.  This increase in the ETR was partially offset by a tax benefit of $918,000 recorded in the first quarter of 2009 resulting from new California apportionment laws as well as the refinement of certain related estimates.  This increase favorably impacted earnings by $0.05 per share.

Operating Revenues

Water

For the year ended December 31, 2009, revenues from water operations increased by 10.1% to $272.9 million, compared to $247.9 million for the year ended December 31, 2008. Contributing to this increase were rate increases approved by the CPUC effective January 1, 2009, which added approximately $8.3 million to water revenues in 2009.  In addition, as a result of the implementation of the WRAM accounts for Regions II and III in late November of 2008 and in Region I’s ratemaking areas in September 2009, GSWC recorded an increase of $21.2 million of additional revenues for the year ended 2009 as compared to the same period in 2008.  Furthermore, GSWC recorded a total of $3.1 million in the WCMA accounts for GSWC’s water regions.  There also was an increase in water revenues of $6.4 million due to surcharges approved by the CPUC in effect to recover under-collections in supply costs. These increases were primarily offset by approximately $13.0 million resulting from a decrease in actual consumption of approximately 8% when compared to the year ended December 31, 2008.  Although precipitation was overall lower in 2009 compared to the same period in 2008, water consumption was down due to the continued effects of state-wide customer conservation efforts.  In addition, 2008 included approximately $764,000 of additional revenues approved by the CPUC, which did not recur in 2009.

GSWC’s  revenue requirement and volumetric revenues will be adopted as part of a GRC every three years. GSWC filed its Region I GRC in January 2010 for new rates in 2011 and 2012. GSWC will file a GRC for all three water regions in July of 2011 with rates effective January 2013.  As part of future GRCs, the CPUC is expected to adopt new volumetric revenues based on historical usage patterns and the revenue requirement adopted in these GRCs.

Electric

For the year ended December 31, 2009, revenues from electric operations increased by 1.8% to $28.9 million compared to $28.4 million for the year ended December 31, 2008 due primarily to rate increases approved by the CPUC and the implementation of the Base Revenue Requirement Adjustment Mechanism, in November 2009.

Contracted Services

Revenues from contracted services are comprised of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the year ended December 31, 2009, revenues from contracted services increased by $16.8 million, or 39.6%, to $59.1 million compared to $42.4 million for the year ended December 31, 2008 primarily due to higher construction revenues.  Construction revenues increased by $16.1 million primarily related to new construction projects at FBWS and ODUS, which increased construction revenues by $6.6 million and $7.8 million, respectively.  Construction revenues for the year ended December 31, 2009 at PSUS and ONUS increased $3.8 million, including the government approved request for equitable adjustment of $1.1 million recorded in 2009 for PSUS as previously discussed.  Increased construction revenues at these four bases were partially offset by lower construction revenues of $2.1 million at TUS.  Earnings and cash flows from new construction projects may or may not continue in future periods.

For the year ended December 31, 2009, management fees for operating and maintaining the various systems totaled $13.4 million as compared to $12.8 million for the year ended December 31, 2008.  In December 2008, the U.S. government authorized an interim adjustment at FBWS retroactive to October 2008, which increased the monthly water and wastewater fees by 50% and 59%, respectively, pending resolution of FBWS’s request for an equitable adjustment due to higher inventory at FBWS than described in the request for proposal.  This resulted in an increase of approximately $877,000 to FBWS’ management fees for operating and maintaining the water and wastewater systems for the year ended December 31, 2009 as compared to the same period of 2008.  An additional $933,000 in revenue was generated from management fees for operating and maintaining the water and wastewater systems under the contracts for Fort Jackson and Fort Bragg which commenced during the first quarter of 2008, as a result of a full year of operations in 2009.  These increases were partially offset by $1.3 million in one-time transition revenues for the start up of operations for Fort Jackson and Fort Bragg in 2008.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 32.0%  and 30.7% of total operating expenses for the year ended December 31, 2009 and 2008, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the year ended December 31, 2009 and 2008 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$272,919	$247,936	$24,983	10.1%
WATER SUPPLY COSTS:
Water purchased (1)	$46,113	$46,617	$(504)	-1.1%
Power purchased for pumping (1)	10,279	10,428	(149)	-1.4%
Groundwater production assessment (1)	11,563	10,623	940	8.8%
Water supply cost balancing accounts (1)	9,296	(2,784)	12,080	-433.9%
TOTAL WATER SUPPLY COSTS	$77,251	$64,884	$12,367	19.1%
WATER MARGIN (2)	$195,668	$183,052	$12,616	6.9%
PERCENT MARGIN - WATER	71.7%	73.8%

ELECTRIC OPERATING REVENUES (1)	$28,922	$28,424	$498	1.8%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$12,853	$13,616	$(763)	-5.6%
Electric supply cost balancing accounts (1)	3,138	2,397	741	30.9%
TOTAL ELECTRIC SUPPLY COSTS	$15,991	$16,013	$(22)	-0.1%
ELECTRIC MARGIN (2)	$12,931	$12,411	$520	4.2%
PERCENT MARGIN - ELECTRIC	44.7%	43.7%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled $12,434,000 and ($387,000) for the year ended December 31, 2009 and 2008, respectively.

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

Prior to November 2008, changes in the water resource mix between water supplied from purchased sources and that supplied from Registrant’s wells would increase/decrease actual supply-related costs relative to the mix approved for recovery through rates, thereby impacting earnings either negatively or positively.   On August 21, 2008, the CPUC issued a final decision which approved the establishment of a modified cost balancing account or MCBA that allows recovery of supply costs for changes in water supply mix.  GSWC implemented the MCBA in late November 2008 for Regions II and III and in September 2009 for Region I’s rate-making areas prospectively in connection with the new conservation rate design and the implementation of a WRAM.  Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision.  The amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each water ratemaking area).

For the year ended December 31, 2009, 38.9% of the Company’s water supply mix was purchased as compared to 42.0% purchased for the year ended December 31, 2008.  However, as noted previously, GSWC implemented the MCBA which eliminates the effects on earnings of changes in the water supply mix prospectively.  The adopted percentages of purchased water for the year ended December 31, 2009 at Regions I, II and III were 24.6%, 61.7% and 43.7%, respectively, as compared to actual purchased water of 24.0%, 41.0% and 41.5%, respectively, for 2009.  Region I’s supply mix consists primarily of pumped water.  The variance in Regions II’s actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. This caused an overall decrease in the water margin percentage to 71.7% for 2009 compared to 73.8% in 2008 since GSWC no longer receives any benefit from a more favorable supply mix than that approved by the CPUC.

Purchased water costs for the year ended December 31, 2009 decreased by 1.1% to $46.1 million as compared to $46.6 million in 2008.  The decrease in purchased water costs was due to lower customer usage, partially offset by higher water rates charged from wholesale suppliers.

For the year ended December 31, 2009, power purchased for pumping decreased to $10.3 million, compared to $10.4 million for 2008.  This was due to lower customer demand, partially offset by increases in supplier rates.  There were also changes in the actual supply mix, as discussed above.  Groundwater production assessments were higher by 8.8% due primarily to increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2009.  In particular, Region II’s average pump tax rates increased by approximately 19% or $1.1 million between the two periods.  These increases in groundwater production assessments were partially offset by lower customer demand.   The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $12.1 million in the water supply cost balancing account provision during the year ended December 31, 2009 as compared to the same period in 2008 was primarily caused by: (i) a $6.4 million increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect; (ii) the recording of $1.7 million in the MCBA accounts; (iii) a net decrease of $3.7 million of under-collections in 2009 (only related to Region I prior to its implementation of the MCBA on September 1, 2009) compared to 2008, and (iv) the recording of a $181,000 net under-collection adjustment relating to Region III’s pre-2001 supply costs which were approved by the CPUC in May of 2008. Upon approval by the CPUC, a regulatory asset was established for these previously incurred supply costs.

For the year ended December 31, 2009, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 5.6% to $12.9 million compared to $13.6 million for the year ended December 31, 2008 reflecting lower customer demand.  In addition, GSWC began receiving power under a new purchased power contract on January 1, 2009.   The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $63.75 per MWh during 2009 as compared to $74.65 during 2008.  The decrease in the price of purchased power is reflected in the electric supply cost balancing account resulting in no change to the dollar margin for electric services.

Unrealized Gain on Purchased Power Contracts

Pursuant to the accounting guidance for derivatives, the unrealized gain on purchased power contracts during 2008 represented gains recorded for GSWC’s purchased power agreements. There was a $1.6 million pretax unrealized gain on purchased power contracts for the year ended December 31, 2008. These contracts terminated on December 31, 2008 and GSWC began taking delivery under a new purchased power contract in January 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorizing a memorandum account to track unrealized gains and losses.  Accordingly, a cumulative unrealized loss of $7.3 million as of December 31, 2009 has been included in the memorandum account.  This unrealized loss did not impact earnings.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the year ended December 31, 2009 and 2008, other operation expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water Services	$23,735	$23,232	$503	2.2%
Electric Services	2,324	2,230	94	4.2%
Contracted Services	3,417	4,614	(1,197)	-25.9%
Total other operation expenses	$29,476	$30,076	$(600)	-2.0%

For the year ended December 31, 2009, other operation expenses for water and electric services increased by $597,000, or 2.3%, primarily due to higher operation labor and related benefits of $543,000, and an increase of $54,000 in other operation expenses.

Contracted services experienced decreases in other operation expenses of $1.2 million primarily due to transition costs (some of which exceeded non-recurring transition revenues recovered pursuant to the terms of contracts executed by ASUS) of $1.0 million incurred during the year ended December 31, 2008 as a result of the commencement of the operation of water and wastewater systems at Fort Jackson and Fort Bragg.  There was also a decrease of approximately $593,000 in outside services costs partly attributable to payments to a subcontractor that provided wastewater services to certain of ASUS’ subsidiaries in 2008. On January 31, 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases operated by ASUS and any of its present and/or future subsidiaries.  For the year ended December 31, 2009, many of these services were performed internally, some of which are recorded in labor costs within maintenance expense.  These decreases were partially offset by an increase of $370,000 relating to operation labor and benefits, and an increase of $26,000 in other miscellaneous operation expenses.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the year ended December 31, 2009 and 2008, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water Services	$51,720	$45,036	$6,684	14.8%
Electric Services	7,312	6,857	455	6.6%
Contracted Services	11,028	10,675	353	3.3%
AWR (parent)	85	148	(63)	-42.6%
Total administrative and general expenses	$70,145	$62,716	$7,429	11.8%

For the year ended December 31, 2009, administrative and general expenses increased by $6.7 million in water services compared to the year ended December 31, 2008 due primarily to: (i) an increase of $3.1 million in pension expenses resulting from a reduction in the fair value of plan assets in 2008 caused by market conditions at the time; (ii) a settlement agreement reached with two former officers of GSWC which resulted in a charge of $3.8 million during the fourth quarter of 2009 for legal and settlement costs; and (iii) an increase of $898,000 in labor and other employee benefits.  These increases were partially offset by $590,000 of additional compensation expense incurred in 2008 relating to an agreement executed by the Company with respect to the resignation of a GSWC officer effective September 26, 2008. This expense did not recur in 2009. There was also a decrease in travel costs of $289,000 and a decrease of $235,000 in other miscellaneous administrative and general expenses.

For the year ended December 31, 2009, administrative and general expenses increased by $455,000 in electric services compared to the year ended December 31, 2008 due primarily to: (i) a $382,000 increase in labor costs and pension costs; (ii) a $347,000 increase in outside consulting, legal and other services resulting from the current general rate case and the new purchased power contract; (iii) an increase in general rate case costs of $363,000 not being recovered in customer rates related to BVES’s rate case; (iv) an increase of $336,000 in allocation of costs from the corporate headquarters to BVES; and (v) an increase of $27,000 in other administrative expenses.  These increases were partially offset by the recording of $1.0 million as a reduction to previously incurred legal costs in connection with a settlement agreement reached with Mirant Energy Trading, LLC, as previously discussed.

There was an increase of $353,000 in administrative and general expenses for contracted services due primarily to an increase of $1.2 million in labor costs and related employee benefits. This increase was partially offset by a decrease in legal and consulting services of $823,000 resulting from reduced need for such services relating to filings with the U.S. government and costs incurred in 2008 related to the liquidated damages claim at FBWS, which was settled in February 2009.  There was also a decrease of $24,000 in other miscellaneous expenses.

Depreciation and Amortization

For the year ended December 31, 2009 and 2008, depreciation and amortization by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water Services	$30,635	$28,840	$1,795	6.2%
Electric Services	2,258	2,209	49	2.2%
Contracted Services	664	513	151	29.4%
Total depreciation and amortization	$33,557	$31,562	$1,995	6.3%

For the year ended December 31, 2009, depreciation and amortization expense for water and electric services increased by $1.8 million to $32.9 million compared to $31.0 million for year ended December 31, 2008 reflecting, among other things, $73.6 million of additions to utility plant during 2008, depreciation on which began in January 2009.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There was an increase in depreciation and amortization expense for contracted services due primarily to the addition of fixed assets associated with taking over the assets of ASUS’ former subcontractor for wastewater services at FBWS, ODUS, and TUS and the purchase of wastewater cleaning vehicles at four of ASUS’ military base operations.

Maintenance

For the year ended December 31, 2009 and 2008, maintenance expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water Services	$13,957	$12,993	$964	7.4%
Electric Services	878	805	73	9.1%
Contracted Services	2,694	2,533	161	6.4%
Total maintenance	$17,529	$16,331	$1,198	7.3%

For the year ended December 31, 2009, maintenance expense for water services increased by $964,000 to $14.0 million compared to $13.0 million for the year ended December 31, 2008 due primarily to maintenance on GSWC’s wells, water supply and distribution facilities at Regions II and III.  GSWC’s maintenance expense at its three water regions increased by $806,000 during 2009 compared to 2008. In addition, there was an increase of $150,000 in maintenance costs at CCWC.

There was an increase of $73,000 in maintenance expenses for electric services related to the 8.4 MW natural gas-fueled generation plant.

An increase of $161,000 in contracted services maintenance expense was due primarily to increased maintenance costs of $236,000 at FBWS and ODUS, resulting from higher internal labor costs associated with wastewater services performed by employees that were provided by a subcontractor prior to February 2008.  These increases were partially offset by decreased maintenance costs at PSUS, which incurred higher emergency maintenance costs in 2008 as a result of the age and condition of the infrastructure upon commencement of operations at Fort Jackson in South Carolina.  These costs were a portion of the REA for PSUS previously discussed and for which some recovery has been received from the U.S. government.  Further recovery of such costs is pending a final determination by the U.S. government.

Property and Other Taxes

For the year ended December 31, 2009 and 2008, property and other taxes by segment, consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water Services	$11,101	$10,641	$460	4.3%
Electric Services	713	530	183	34.5%
Contracted Services	1,254	1,141	113	9.9%
Total property and other taxes	$13,068	$12,312	$756	6.1%

For the year ended December 31, 2009, property and other taxes for water and electric services increased by $643,000, due to higher payroll taxes and franchise fees, partially offset by lower property taxes as a result of a tax refund of $488,000 due to lower reassessed property values.

Property and other taxes were higher in contracted services due to an increase in payroll taxes resulting from an increase in the number of employees.

ASUS Construction Expenses

For the year ended December 31, 2009, ASUS’s construction expenses were $33.7 million, increasing $9.8 million compared to the same period in 2008 due primarily to new construction projects at FBWS and ODUS, which had increases of $5.2 million and $5.7 million, respectively, as compared to 2008.  These increases were partially offset by a $1.6 million decrease in construction expense at TUS and a $688,000 decrease at PSUS.  For the year ended December 31, 2008, PSUS incurred expenses of $935,000 in emergency construction and $379,000 in anticipated losses associated with certain construction projects at Fort Jackson.  In 2009, such emergency costs were lower and additional anticipated losses were not incurred.  Construction costs at ONUS increased by $1.2 million as compared to the same period in 2008.

Goodwill Impairment Charge

During 2008, a charge of $7.7 million was recorded to reflect the impairment of goodwill in accordance with accounting guidance related to goodwill and other intangible assets.  As required by this accounting guidance, Registrant tests goodwill annually for impairment at the reporting unit level, or when events or circumstances indicate the carrying values may not be recoverable. Registrant evaluates goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for reporting units with goodwill balances. The realization of goodwill is dependent on expected future cash flows from the underlying operations. Forecasted revenues and capital expenditures, which include forecasted customer connection growth and the timing and amount of regulated rate increases, are key components of the discounted cash flow projections.

During the 2008 impairment analysis, Registrant determined that revenue growth for its Arizona utility, CCWC,  was likely to be slower than originally projected due to downturns in overall economic conditions and lower than anticipated rate increases. Based on this goodwill impairment analysis, $7.7 million of goodwill associated with CCWC was found to be impaired and was charged to expense during the fourth quarter of 2008.  The current impairment analysis performed for 2009 did not indicate impairment for the current amount of $3.3 million in goodwill for CCWC or the $1.1 million in goodwill for ASUS.

Loss on Settlement for Removal of Wells

In 2005, in an agreement with the Fountain Hills Sanitary District (“FHSD”), CCWC agreed to permanently cease using one of its wells in order for the FHSD to secure an Aquifer Protection Permit for its recharge system.  Based on previous decisions ruled by the ACC on similar gains, CCWC recognized a net gain of $760,000 (50% of the proceeds) in 2005 related to the settlement agreement and established a regulatory liability for the remaining $760,000 pending the ACC’s review of this matter.  On October 8, 2009, the ACC ordered CCWC to treat the entire settlement proceeds of $1,520,000 as a reduction to rate base.  As a result, CCWC recognized a loss of $760,000 during the third quarter of 2009.  This effectively reverses the original gain recorded in 2005.  In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.   The ACC granted CCWC’s request to hold a rehearing on the issues.  On January 27, 2010, a procedural conference was held with the judge and the staff of the ACC involved in the rate case to address a schedule for the rehearing. The rehearing is now scheduled for April 9, 2010.

Net Gain on Sale of Property

For the year ended December 31, 2009, Registrant recorded a pre-tax gain of $15,000 on the sale of property in the water services segment.  There was no similar gain in the same period of 2008.

Interest Expense

For the year ended December 31, 2009 and 2008, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water and Electric Services	$21,805	$20,105	$1,700	8.5%
Contracted Services	358	893	(535)	-59.9%
AWR (parent)	143	332	(189)	-56.9%
Total interest expense	$22,306	$21,330	$976	4.6%

Overall, interest expense increased in 2009 reflecting an increase in long-term debt, partially offset by lower interest rates and lower short-term borrowings. On March 10, 2009, GSWC issued a senior note in the amount of $40.0 million to CoBank due March 10, 2019 with an interest rate of 6.7%.  In addition, a decision issued in July 2009 in the GSWC cost of capital proceeding authorized an interest rate balancing account to track interest costs of new debt.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision. This difference totaled $412,000 for the year ended December 31, 2009 and was included in the balancing account, increasing interest expense. These increases were partially offset by a decrease in short-term cash borrowings. Average bank loan balances outstanding under the AWR credit facility for the year ended December 31, 2009 were approximately $34 million, as compared to an average of $57 million during the same period of 2008.  The average interest rate on short-term borrowings for the year ended December 31, 2009 was 1.18% as compared to an average of 3.32% during 2008.

Interest Income

For the year ended December 31, 2009 and 2008, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water and Electric Services	$934	$1,780	$(846)	-47.5%
Contracted Services	7	5	2	40.0%
AWR (parent)	6	52	(46)	-88.5%
Total interest income	$947	$1,837	$(890)	-48.4%

Interest income decreased by approximately $890,000 for the year ended December 31, 2009 due to the recording in 2008 of $480,000 in interest income in connection with the IRS’s examination of the 2002 income tax return, with no similar income in 2009.  In addition, lower interest rates for the year ended December 31, 2009 as compared to the same period of 2008 resulted in a decrease in interest income, including a decrease of $392,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC.

Other

For the year ended December 31, 2009 and 2008, Registrant recorded other income of $112,000 and $71,000, respectively, as a result of Registrant’s equity interest in an investment.  In 2009, Registrant established a Rabbi Trust for the SERP Plan.  Investment income earned in this Trust of $109,000 was also included in other income during 2009.

Income Tax Expense

For the year ended December 31, 2009 and 2008, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water and Electric Services	$17,561	$14,343	$3,218	22.4%
Contracted Services	2,226	(726)	2,952	-406.6%
AWR (parent)	(962)	(238)	(724)	304.2%
Total income tax expense	$18,825	$13,379	$5,446	40.7%

For the year ended December 31, 2009, income tax expense for water and electric services increased by 22.4% to $17.6 million compared to $14.3 million for the year ended December 31, 2008 due primarily to an increase in pretax income.  In addition, the effective tax rate (“ETR”) for water and electric services for the year ended December 31, 2009 increased to approximately 41.3% as compared to a 38.1% ETR applicable for the year ended December 31, 2008.  The ETR deviates from the combined federal and state statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant, rate case and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services increased to $2.2 million compared to a tax benefit of $726,000 for the year ended December 31, 2008 due primarily to an increase in pretax income.  The ETR for contracted services for the year ended December 31, 2009 was 37.1% as compared to a 38.6% ETR applicable to the year ended December 31, 2008.

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  For the year ended December 31, 2009, the taxes recorded at AWR (parent) also include the effect of a change in California law during the first quarter of 2009.  On February 20, 2009, California’s governor signed two bills into law that amended and added several new provisions to California’s Revenue and Taxation Code.  One of the provisions in these bills changed the manner by which most taxpayers may compute the portion of their income derived from multiple jurisdictions that is subject to California taxation.  During the first quarter of 2009, AWR applied the change in tax law resulting from enactment of the bills based on its understanding of the legislature’s intent, which is to permit taxpayers to apply an alternative apportionment method commencing with the 2011 tax year.   On October 11, 2009, California’s governor signed a bill into law that conformed the new provision’s language to the legislature’s intent, consistent with AWR’s understanding of that intent.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, and refined certain related estimates.  This resulted in the recording of a benefit of approximately $918,000, or $0.05 per share, during the first quarter of 2009, without a material change through the end of 2009. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.  Absent this tax benefit, the consolidated ETR for the year ended December 31, 2009 would have been 40.8%.

Consolidated Results of Operations — Years Ended December 31, 2008 and 2007 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
OPERATING REVENUES
Water	$247,936	$237,882	$10,054	4.2%
Electric	28,424	28,574	(150)	-0.5%
Contracted services	42,358	34,914	7,444	21.3%
Total operating revenues	318,718	301,370	17,348	5.8%

OPERATING EXPENSES
Water purchased	46,617	45,439	1,178	2.6%
Power purchased for pumping	10,428	10,591	(163)	-1.5%
Groundwater production assessment	10,623	9,944	679	6.8%
Power purchased for resale	13,616	14,199	(583)	-4.1%
Unrealized gain on purchased power contracts	(1,554)	(2,100)	546	-26.0%
Supply cost balancing accounts	(387)	(1,962)	1,575	-80.3%
Other operation expenses	30,076	27,375	2,701	9.9%
Administrative and general expenses	62,716	52,637	10,079	19.1%
Depreciation and amortization	31,562	28,941	2,621	9.1%
Maintenance	16,331	15,779	552	3.5%
Property and other taxes	12,312	11,254	1,058	9.4%
ASUS construction expenses	23,872	22,125	1,747	7.9%
Goodwill impairment charge	7,700	—	7,700	100.0%
Net gain on sale of property	—	(584)	584	-100.0%
Total operating expenses	263,912	233,638	30,274	13.0%

OPERATING INCOME	54,806	67,732	(12,926)	-19.1%

OTHER INCOME AND EXPENSES
Interest expense	(21,330)	(21,582)	252	-1.2%
Interest income	1,837	2,371	(534)	-22.5%
Other	71	299	(228)	-76.3%
	(19,422)	(18,912)	(510)	2.7%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	35,384	48,820	(13,436)	-27.5%

Income tax expense	13,379	20,790	(7,411)	-35.6%

NET INCOME	$22,005	$28,030	$(6,025)	-21.5%

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

•                  Increased water rates partially offset by higher water supply costs contributed $0.41 per share to earnings while an approximate 5% decrease in water usage during the year ended December 31, 2008 resulted in a $7.5 million decrease in water revenues, or $0.18 per share. The 2008 water revenues appear to have been impacted by the effects of state-wide customer conservation efforts.   With the implementation of the WRAM and MCBA for

Regions II and III in late November 2008, earnings were favorably impacted by approximately $0.03 per share in the fourth quarter of 2008 that would have previously been lost due to conservation. Therefore, the net impact due to lower sales in 2008 was $0.15 per share.  As a result of these individual factors, the overall dollar water margin increased by $7.5 million, or $0.26 per share, during the year ended December 31, 2008.

•                  Pretax operating income for contracted services declined by $3.0 million, or $0.10 per share, during the year ended December 31, 2008 due primarily to losses incurred at Fort Bragg in North Carolina and Fort Jackson in South Carolina.  ASUS commenced operation of water and wastewater systems at these military bases during the first quarter of 2008 and incurred higher than anticipated transition, maintenance and emergency construction costs as well as projected losses on certain construction contracts.  Current estimates of construction costs compared to contract revenues indicate losses on certain initial capital upgrade projects. Modifications or change orders had not yet been approved by the U.S. government, and therefore, the anticipated losses on these projects and pre-contract costs were recorded in construction expenses during 2008.   As discussed previously, on September 30, 2009, the U.S. government approved an REA filed by PSUS in 2008 for $1.1 million in revenues and operating income, which addresses a portion of these pre-contract costs.  The remaining amounts are currently being negotiated with the U.S. government.

•                  Registrant recorded a net gain on sale of property of $584,000, or $0.02 per share, during the year ended December 31, 2007.  There was no similar gain in the same period of 2008.

•                  GSWC recorded $480,000 in interest income, or $0.02 per share, during the second quarter of 2008 in connection with the IRS’s examination of the 2002 income tax return.

•                  A significant decrease in the effective income tax rate during the year ended December 31, 2008  as compared to the same period in 2007 favorably impacted earnings by $0.10 per share during 2008.  These decreases were due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

•                  Higher other expenses at GSWC in 2008 primarily consisting of administrative, general, depreciation and other operating expenses as described below, contributed to an overall decrease of $0.32 per diluted share to the results of operations.

Operating Revenues

Water

For the year ended December 31, 2008, revenues from water operations increased by 4.2% to $247.9 million, compared to $237.9 million for the year ended December 31, 2007.  Primarily contributing to this increase were the following: (i) rate increases in all three GSWC water regions approved by the CPUC effective January 1, 2008, which added approximately $13.2 million to water revenues during the year ended December 31, 2008; (ii) an increase in water revenues of $2.1 million due to the surcharge approved by the CPUC effective in May 2008 to recover Region III’s under-collection in supply costs; this increase in revenues was offset by a corresponding amount in the supply cost balancing accounts discussed below, resulting in no impact to pretax operating income; (iii) the adoption of the WRAM effective November 25, 2008 at which time GSWC began recording the difference between what is billed to its metered customers in Regions II and III and that which is authorized by the CPUC;  GSWC recorded $1.3 million of additional revenues caused by the under-collection in the WRAM accounts during the month of December 2008, and (iv) the recording of $541,000 in July 2008 of additional revenues in connection with corrections to the rate calculation for Region III.

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

Electric

For the year ended December 31, 2008, revenues from electric operations decreased by 0.5% to $28.4 million compared to $28.6 million for the year ended December 31, 2007 due to a decrease of 2.2% in electric usage and lower connection and reconnection fees.  The effects of lower electric usage were partially offset by an adjustment of $437,000 in December 2007 resulting from BVES’ low income program balancing account which reduced electric revenues during 2007.  There was no similar adjustment made during 2008.

Contracted Services

Revenues from contracted services are composed of construction revenues and management fees for operating and maintaining the water and/or wastewater systems at military bases. For the year ended December 31, 2008, revenues from contracted services increased by $7.4 million, or 21.3%, to $42.4 million compared to $34.9 million for the year ended December 31, 2007. Approximately $5.0 million in new revenue was generated from management fees for operating and maintaining the water and wastewater systems at Fort Bragg in North Carolina and Fort Jackson in South Carolina, both of which began during the first quarter of 2008.  There was also approximately $4.9 million in construction and transition revenues at these two bases.

At the other bases under existing contracts in 2008 and 2007, there was an increase of $666,000 in management fees due primarily to interim increases at FBWS and ODUS.  This was offset by a net decrease of $3.1 million in construction revenues at these existing bases during 2008 when compared to 2007.  In 2007, a wastewater expansion project at Fort Bliss generated $20.6 million of construction revenues out of a total of $29.0 million for all ASUS’ subsidiaries during the year ended December 31, 2007.  The project was completed in August 2007 and did not recur in 2008.  Although there was no similar singularly significant project during 2008, ASUS’ subsidiaries did undertake similar construction activities in 2008 that were on a smaller scale and collectively helped replace construction revenues generated from the wastewater expansion project in 2007.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government for construction projects may or may not continue in future periods.

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

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled ($387,000) and ($1,962,000) for the year ended December 31, 2008 and 2007, respectively.

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

For the year ended December 31, 2008, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 4.1% to $13.6 million compared to $14.2 million for the year ended December 31, 2007 reflecting primarily lower customer demand and kilowatt-hour usage.  Overall, electric’s dollar margin decreased by $278,000 due to lower demand and a $579,000 decrease in interest earned on the electric supply cost balancing account due to lower interest rates, partially offset by an adjustment of $437,000 in 2007 resulting from BVES’ low income program which reduced electric revenues.

Unrealized (Gain) Loss on Purchased Power Contracts

Unrealized (gain) and loss on purchased power contracts represent gains and losses recorded for GSWC’s purchased power agreements.  There was a $1.6 million pretax unrealized gain on purchased power contracts for the year ended December 31, 2008 compared to $2.1 million for the year ended December 31, 2007. The contract requiring the recording of unrealized gains and losses on the income statement at BVES terminated at December 31, 2008. GSWC began taking delivery under a new purchased power contract in January 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorizing a memorandum account to track unrealized gains and losses.  As a result, unrealized gains and losses on the new power contract do not impact earnings.

Other Operation Expenses

For the year ended December 31, 2008 and 2007, other operation expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water Services	$23,232	$21,721	$1,511	7.0%
Electric Services	2,230	1,927	303	15.7%
Contracted Services	4,614	3,727	887	23.8%
Total other operation expenses	$30,076	$27,375	$2,701	9.9%

For the year ended December 31, 2008, other operation expenses for water services increased by $1.5 million, or 7.0%, due primarily to an increase: (i) in labor costs of $755,000 due to higher wages and related benefits, and an overall increase in the number of employees; (ii) of $497,000 in bad debt expense due to the economic conditions which affected customers across all water service areas; (iii) of $359,000 in outside legal and consulting services, and (iv) of $101,000 in GSWC’s water education program costs in connection with conservation,  partially offset by a decrease of $162,000 due to lower water treatment and chemical costs, including the removal of nitrate and perchlorate at various groundwater treatment plants that occurred in 2007.  There was a decrease of $39,000 in other expenses.

There was an increase of $303,000 in other operation expenses for electric services primarily due to higher wages and related benefits of $177,000, an increase of $113,000 in bad debt expense and an increase of $13,000 in other expenses.

Contracted services experienced increases in other operation expenses of $887,000 primarily due to the commencement of the operation of water and wastewater systems at Fort Bragg in North Carolina and Fort Jackson in South Carolina that began during the first quarter of 2008.  As a result of these new bases, other operating expenses increased by $3.0 million during the year ended December 31, 2008, including $1.0 million in transition costs.  These increases were partially offset by decreases at the other military bases during 2008 resulting from lower outside services costs of $1.4 million primarily paid to the subcontractor that provided wastewater services to certain of ASUS’ subsidiaries. On January 31, 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases operated by ASUS and any of its present and/or future subsidiaries.  For the year ended December 31, 2008, most of these services were performed internally at lower cost, some of which is recorded in labor costs within maintenance expense.  There was also a decrease of $791,000 in bad debt expense due to the reversal of previously recorded reserves resulting from collections of past due receivables from the U.S. government, partially offset by an increase of $78,000 in other expenses.

Administrative and General Expenses

For the year ended December 31, 2008 and 2007, administrative and general expenses by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water Services	$45,036	$40,527	$4,509	11.1%
Electric Services	6,857	5,744	1,113	19.4%
Contracted Services	10,675	6,158	4,517	73.4%
AWR (parent)	148	208	(60)	-28.8%
Total administrative and general expenses	$62,716	$52,637	$10,079	19.1%

For the year ended December 31, 2008, administrative and general expenses increased by $4.5 million in water services compared to the year ended December 31, 2007 due primarily to: (i) an increase of $3.1 million in labor costs and other miscellaneous employee benefits due to higher wages largely related to Registrant’s annual performance-based salary review program and an increase in overall number of employees; (ii) additional compensation expenses of $590,000 relating to payments made to a former executive officer under a severance and release agreement; (iii) an increase of $699,000 in outside services including legal, tax and consulting costs, and (iv) an increase of $118,000 in other expenses.

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

There was an increase of $4.5 million in contracted services administrative and general expenses due primarily to an increase of $3.9 million associated with the commencement of the operation of water and wastewater systems at Fort Bragg in North Carolina and Fort Jackson in South Carolina that began during the first quarter of 2008, including allocations from ASUS’ headquarters and the General Office headquarters.  There were also increases at the other bases including: (i) an increase of approximately $217,000 in outside services for legal and consulting work, including costs incurred in connection with a business acquisition, previously discussed; (ii) an approximate $239,000 increase in labor and employee benefit costs, and (iii) a charge of $213,000 relating to the acquisition of the assets of a wastewater subcontractor and the related settlement of the preexisting relationship between ASUS and the wastewater subcontractor used by the Military Utility Privatization Subsidiaries in 2007.  These increases were partially offset by a decrease of $62,000 in other expenses.

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

For the year ended December 31, 2008, depreciation and amortization expense for water and electric services increased by $2.3 million to $31.0 million compared to $28.7 million for the year ended December 31, 2007 reflecting, among other things, approximately $55.0 million of additions to utility plant during 2007, depreciation on which began in

January 2008.  There were also changes to the composite depreciation rates approved by the CPUC. Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There was also an increase in depreciation and amortization expense for contracted services due to the commencement of the operation of water and wastewater systems at Fort Bragg in North Carolina and Fort Jackson in South Carolina that began during the first quarter of 2008.  As a result of these two bases, depreciation and amortization expense increased by $137,000 during the year ended December 31, 2008.  There were also increases of approximately $171,000 at the other military bases and at ASUS’ corporate office due to the addition of fixed assets.

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

There was an increase of $2.0 million in contracted services maintenance expense due primarily to the commencement of the operation of water and wastewater systems at Fort Bragg in North Carolina and Fort Jackson in South Carolina that began during the first quarter of 2008, which added $1.8 million in maintenance expense for the year ended December 31, 2008.  The level of maintenance costs reflects the age and condition of the infrastructure at these bases.  There was also increased maintenance expense of $247,000 at the other bases due primarily to higher internal labor costs as a result of the Military Utility Privatization Subsidiaries performing services directly that were formerly performed by a wastewater subcontractor.  As previously mentioned, in January 2008, ASUS and its subsidiaries agreed to buy out all current and future rights which this subcontractor had to provide wastewater services at any bases operated by ASUS.

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

Property and other taxes were higher in contracted services due to the commencement of the operation of water and wastewater systems at Fort Bragg in North Carolina and Fort Jackson in South Carolina that began during the first quarter of 2008.  As a result of these new bases, property and other taxes increased by $370,000 during the year ended December 31, 2008. There was also an increase of $646,000 primarily in gross receipt taxes at the other military bases mostly related to the ODUS military bases in Virginia.  In the third quarter of 2008, such taxes were determined to be owed and amounts related to activity going back to contract inception, making up the majority of this increase, were recorded.

Construction Expenses

For the year ended December 31, 2008, ASUS’ construction expenses increased to $23.9 million compared to $22.1 million for the same period in 2007.  The commencement of the operation of water and wastewater systems at Fort Bragg in North Carolina and Fort Jackson in South Carolina that began during the first quarter of 2008 added construction expenses of $4.1 million during the year ended December 31, 2008, including $935,000 for emergency construction at PSUS to address pre-existing conditions not anticipated in the contract and $379,000 in anticipated losses associated with certain initial capital upgrade projects.  As discussed previously, on September 30, 2009, the U.S. government approved an REA filed by PSUS in 2008 for $1.1 million in revenues and operating income, which addresses a portion of these pre-contract costs.  The remaining amounts are currently being negotiated with the U.S. government.  Additional construction expenses of $13.3 million at ASUS’ other subsidiaries during 2008 were offset by the 2007 wastewater expansion project at Fort Bliss, previously discussed.  For the year ended December 31, 2007, this project generated $15.7 million in construction expenses.  The project was completed in August 2007 and did not recur in 2008.

Goodwill Impairment Charge

During 2008, a charge of $7.7 million was recorded to reflect the impairment of goodwill in accordance with authoritative guidance for goodwill and other intangible assets.  As required by this guidance, Registrant tests goodwill annually for impairment at the reporting unit level, or when events or circumstances indicate the carrying values may not be recoverable. Registrant evaluates goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for reporting units with goodwill balances. The realization of goodwill is dependent on expected future cash flows from the underlying operations. Forecasted revenues and capital expenditures, which include forecasted customer connection growth and the timing and amount of regulated rate increases, are key components of the discounted cash flow projections.

During the impairment analysis, Registrant determined that revenue growth for its Arizona utility, CCWC,  was likely to be slower than originally projected due to downturns in overall economic conditions and new housing construction, as well as the current regulatory environment in Arizona resulting in regulatory lags and lower than anticipated rate increases. Based on the goodwill impairment analysis, $7.7 million of goodwill associated with CCWC was found to be impaired and was charged to expense during the fourth quarter of 2008.

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

Interest Expense

For the year ended December 31, 2008 and 2007, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water and Electric Services	$20,105	$20,487	$(382)	-1.9%
Contracted Services	893	1,067	(174)	-16.3%
AWR (parent)	332	28	304	1085.7%
Total interest expense	$21,330	$21,582	$(252)	-1.2%

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

Interest Income

For the year ended December 31, 2008 and 2007, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water and Electric Services	$1,780	$2,160	$(380)	-17.6%
Contracted Services	5	31	(26)	-83.9%
AWR (parent)	52	180	(128)	-71.1%
Total interest income	$1,837	$2,371	$(534)	-22.5%

Interest income for water and electric services decreased by 17.6% due to less interest earned on short-term cash surpluses of $402,000 and a decrease of $617,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC due to lower interest rates.  These decreases were partially offset by the recording of $480,000 in interest income during the second quarter of 2008 in connection with the IRS’s examination of the 2002 income tax return.

Other

For the year ended December 31, 2008 and 2007, water services recorded other income of $71,000 and $299,000, respectively, as a result of Registrant’s equity interest in an investment.

Income Tax Expense

For the year ended December 31, 2008 and 2007, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2008	12/31/2007	CHANGE	CHANGE
Water and Electric Services	$14,343	$20,374	$(6,031)	-29.6%
Contracted Services	(726)	340	(1,066)	-313.5%
AWR (parent)	(238)	76	(314)	-413.2%
Total income tax expense	$13,379	$20,790	$(7,411)	-35.6%

For the year ended December 31, 2008, income tax expense for water and electric services decreased by 29.6% to $14.3 million compared to $20.4 million for the year ended December 31, 2007 due primarily to a decrease in pretax income and a lower effective tax rate (“ETR”).  The ETR for water and electric services for the year ended December 31, 2008 was 38.1% as compared to a 42.7% ETR applicable to the year ended December 31, 2007.  The ETR deviates from the federal statutory rate primarily due to state taxes and the changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant, rate case and compensation, including expected contributions to Registrant’s pension plans in 2009).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

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

Accounting for Rate Regulation — Because the Registrant operates extensively in a regulated business, it is subject to the authoritative guidance for accounting for the effects of certain types of regulation.  Application of this guidance requires accounting for certain transactions in accordance with regulations defined by the respective regulatory commissions of the state in which operations are conducted.  Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When either GSWC or CCWC file for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances could occur. In the event that a portion of the Registrant’s operations is no longer subject to the accounting guidance for the effects of certain types of regulation, Registrant would be required to write-off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired.  If a regulatory commission determined that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant would be required to determine if it had suffered an asset impairment that would require a write-down in the assets’ valuation.  At December 31, 2009, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of approximately $121.4 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or the impact of regulatory approval of rates.

As permitted by the CPUC, GSWC maintains water and electric supply cost balancing accounts to track under and over collections of revenues designed to recover such costs. These under-collections and over-collections are included in AWR’s regulatory assets, net of regulatory liabilities and totaled approximately $17.8 million as of December 31, 2009.  Costs are recorded as expenses and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. The amounts included in these accounts primarily relate to increases in amounts charged to GSWC for purchased water, purchased power, and pump taxes that are different from amounts incorporated into the rates approved by the CPUC.  GSWC accrues interest on its supply cost balancing accounts at the prevailing rate for 90-day commercial paper.  The under-collections and over-collections are recorded as regulatory assets and liabilities in accordance with accounting guidance for the effects of certain types of regulation on a monthly basis.  Reviews by the CPUC occur at the time of the filing of a rate case or an advice letter.  Management continually evaluates the anticipated recovery of these under-collections and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset would be adjusted to reflect the change in our assessment or change as a result of regulatory approval.  Recent adjustments to the regulatory assets based on amounts approved by the CPUC have not been material.

With the adoption of the WRAM, GSWC also implemented the MCBA and began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding ratemaking area and is also interest bearing at the current 90 day commercial paper rate. When the net amount achieves a pre-determined level for the respective rate-making area (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC may seek approval from the CPUC to refund or collect the balance in the accounts. In March 2010, GSWC filed an application for recovery of the Region II and III WRAM under-collection, net of the MCBA over-collection.  As of December 31, 2009, GSWC has a net aggregated regulatory asset of $21.2 million which is comprised of a $23.9 million under-collection in the WRAM accounts and a $2.7 million over-collection in the MCBA accounts. Management will evaluate the anticipated recovery of this under-collection and will provide for allowances and/or reserves as deemed necessary.

Effective November 2, 2009, with the adoption of the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) account GSWC began recording the difference between what is billed to its electric customers and that which is authorized by the CPUC.  The variance between adopted electric revenue and actual billed revenue will be recorded as a component of electric revenue with an offsetting entry to a current asset or liability balancing account.  The variance amount may be positive or negative and represents amounts that will be billed or refunded to electric customers in the future and is interest bearing at the current 90-day commercial paper rate.  When the amount of the under or over collection is equal to or greater than 5 percent of the revenue requirement established for the previous twelve months, GSWC intends to seek approval from the CPUC to refund or collect the balance in the account.  As of December 31, 2009, GSWC has a regulatory asset of $106,000 related to the BRRAM.  Management will evaluate the anticipated recovery of this under-collection and will provide for allowances and/or reserves as deemed necessary.

Revenue Recognition — GSWC and CCWC record water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (service has been provided) but not billed by the end of each accounting period. The historical actual unbilled revenues are calculated, from each customer billing record that was billed after the end of the accounting period, based on the number of days that the service had been provided.  Unbilled revenues are recorded for both monthly and bi-monthly customers. The unbilled revenues are based on customer billings subsequent to year end which are used to compile the actual unbilled consumption as of the year end reporting period.  In addition, with the adoption of the WRAM and BRRAM, GSWC records the difference between what is billed to its regulated customers and that which is authorized by the CPUC.

Revenues from non-regulated operations and maintenance agreements are recognized when services have been rendered to companies, municipalities or the U.S. government under such agreements. Revenues from firm, fixed-price construction contracts pursuant to 50-year contracts with the U.S. government are recognized on the percentage-of-completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on contracts not yet completed.  The amount of revenue recognized is largely based on costs expended to date and is measured by the percentage of the actual cost to-date to the estimated total cost for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Construction costs include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The factors considered in including such costs in revenues and expenses are that ASUS and/or its subsidiaries: i) are the primary obligor in these arrangements with the U.S. government;  ii) have latitude in establishing pricing; and iii) bear credit risk in the collection of receivables from the U.S. government.  Administrative and general costs are charged to expense as incurred. Precontract costs are generally expensed unless it is probable that we will be awarded the specific anticipated contract, in which case ASUS capitalizes such costs.  Capitalized precontract costs have been immaterial to date.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Income Taxes — Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of GSWC and CCWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant. As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.

Effective January 1, 2007, Registrant and GSWC adopted accounting guidance regarding accounting for uncertainty in income taxes. As of December 31, 2009, Registrant’s total amount of unrecognized tax benefits was $4.1 million of which none, if recognized, would affect the effective tax rate. See Note 10 (Income Taxes) of Notes to Consolidated Financial Statements.

Impairment of Goodwill and Other Long-Lived Assets — In accordance with accounting guidance on goodwill and other intangible assets, goodwill is tested for impairment at least annually on December 31 and more frequently if circumstances indicate that it may be impaired. At December 31, 2009, Registrant has $4.4 million of goodwill.  Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.  Registrant uses the terminal multiple valuation method in estimating fair value which assumes a business will be sold at the end of the projection period at a specific terminal multiple.  Earnings and discounted cash flows were developed from Registrant’s internal forecasts.  Additionally, management must make an estimate of a weighted average cost of capital to be used as a discount rate, which takes into account certain risk and size premiums, long-term bond yields, and the capital structure of the industry. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the guidance on goodwill and other intangible assets impairment model, which could significantly change the amount of any impairment ultimately recorded.

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

As a result of its impairment testing as of December 31, 2008, Registrant determined that CCWC’s goodwill had been impaired resulting in a $7.7 million charge during the fourth quarter of 2008.  If changes in circumstances or events occur, or estimates and assumptions which were used in the impairment test change, Registrant might be required to record additional impairment charges for goodwill.  As of December 31, 2009, ASUS has $1.1 million of goodwill which may also be at risk for potential impairment if future price redeterminations and equitable adjustments are not granted by the U.S. government. As of December 31, 2009, CCWC has $3.3 million of goodwill remaining which may be at risk for potential impairment if future rate increases are not granted by the ACC.  The impairment analysis performed for 2009 did not indicate any additional impairment for goodwill of CCWC or ASUS.

Periodically, Registrant also reviews for possible impairment of its utility plant in service in accordance with accounting guidance for regulated entities accounting for abandonments and disallowances of plant costs.  During 2007 approximately $53,000 was written-off due to disallowances by the regulator.  Registrant determined that there were no impairment losses for 2009 or 2008. Registrant also reviews regulatory assets for the continued application of accounting for the effects of certain types of regulation.

Derivative Instruments — In 2001 and 2002, GSWC entered into various block-forward purchase power contracts. Certain of these contracts did not qualify for the normal purchases and normal sales exceptions allowed under amended accounting guidance for derivative instruments and hedging activities and have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings. On a monthly basis, the related asset or liability was adjusted to reflect the fair market value at the end of the month. As these contracts settled, the realized gains or losses were recorded in power purchased for resale, and the unrealized gains or losses were reversed. As a result, GSWC recognized pretax unrealized gains of $1,554,000 and $2,100,000 for the years ended December 31, 2008 and 2007, respectively.  The increases and decreases in energy prices throughout the terms of these contracts resulted in significant fluctuations to GSWC’s results of operations.  The market prices for energy used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications.  The contracts entered into in 2001 and 2002 all expired as of December 31, 2008.

In October 2008 GSWC executed a new purchased power contract.  GSWC began receiving power under this contract on January 1, 2009 at a fixed cost over three and five-year terms depending on the amount of power and period during which the power will be purchased under the contract.  The new contract is also subject to the accounting guidance on derivatives, and requires mark-to-market derivative accounting.  In May 2009, the CPUC issued a final decision approving the new purchased power contract.  In the decision, the CPUC also authorized the establishment of a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance on derivatives.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.  As of December 31, 2009, $7.3 million of cumulative unrealized losses have been included in this memorandum account.  Unrealized gains and losses do not impact earnings.

Pension and Post-Retirement Medical Benefits - Registrant’s pension and post-retirement medical benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employer’s accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension and post-retirement expense. The long-term expected return on plan assets was 7.0% in both 2009 and 2008, for both the pension and post-retirement medical plans.

Pension Plan - For the pension plan obligation, Registrant decreased the discount rate to 6.05% as of December 31, 2009 from 6.15% as of December 31, 2008 to reflect market interest rate conditions at December 31, 2009. At December 31, 2009, Registrant’s pension plan included a $103.1 million projected benefit obligation (“PBO”), an $86.0 million accumulated benefit obligation (“ABO”) and $74.0 million in plan assets stated at fair value.  Total net period pension cost for 2009 was $8.6 million.  A 25 basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2009 by approximately $439,000 or 5.1%, and would have increased the PBO and ABO at December 31, 2009 by $3.9 million, or approximately 3.7%.  A 25 basis point decrease in the long-term return on pension plan asset assumption would have increased 2009 pension cost by approximately $139,000.

In addition, changes in the fair value of plan assets will impact future pension cost and the Plan’s funded status.  Volatile market conditions have affected the value of AWR’s trust established to fund its future long-term pension benefits. The market value of the investments within the plan trust declined by approximately 25% during the year ended December 31, 2008. However, during the year ended December 31, 2009, the fair value of the pension plan assets increased by approximately 26.4%.  If the market does not continue to recover, reductions in the value of plan assets will result in increased future expense, an increase in the underfunded position and increased future contributions.

In March 2009, GSWC filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account to track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs in 2009.  The CPUC denied this request indicating that amounts established in the previous general rate case will remain in effect.  GSWC also amended its current rate case application to request a two-way balancing account to track fluctuations in the forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011 and 2012 in accordance with the accounting guidance for pension costs.  If approved as filed, GSWC will establish a regulatory asset or liability in those years, for any shortfalls or excesses in this account.  Until then, Registrant expects that its earnings will be negatively affected by increasing pension costs.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements.  However, in 2007 Registrant began contributing the pension cost determined by authoritative guidance for employers’ accounting for pensions, which exceeded the minimum required contribution.  In accordance with this funding policy, during 2010 the pension contribution is expected to be approximately $8.6 million which is in line with the pension cost levels of 2009.  However, the 2010 pension cost is estimated to be $6.9 million.  The Pension Protection Act of 2006 was signed into law in August 2006. In establishing the contribution amount, Registrant has considered the potential impact of funding rule changes under this Act.

Post-Retirement Plan - The discount rate for the post-retirement medical benefit obligation was decreased to 5.85% as of December 31, 2009 from 6.40% as of December 31, 2008.  At December 31, 2009, Registrant’s post-retirement medical benefit plan reflected an $11.2 million PBO and $6.1 million in plan assets stated at fair value.  Total expense for this plan was $968,000 for 2009.  A 25 basis point decrease in the assumed discount rate would have increased the net periodic cost for 2009 by a nominal amount and would increase the PBO and ABO at December 31, 2009 by approximately $283,000 or approximately 2.5%.  A 25 basis point decrease in the long-term return on post-retirement plan asset assumption would have increased 2009 post-retirement medical expense by approximately $10,000.  Furthermore, increasing the health care cost trend rate by one percentage point would increase the PBO and ABO as of December 31, 2009 by $1.3 million and annual service and interest costs by $125,000.  Decreasing the health care cost trend rate by one percentage point would decrease the PBO and ABO as of December 31, 2009 by $1.1 million and annual service and interest costs by $92,000.

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that AWR no longer has access to the capital markets at reasonable terms, Registrant has access to a $115 million revolving credit facility that is currently utilized to support operations.  Up to $20 million of this facility may be used for letters of credit. As of December 31, 2009, an aggregate of $17.4 million in cash borrowings were included in current liabilities and $11.1 million of letters of credit were outstanding under this facility.  As of December 31, 2009, AWR had $86.5 million available to borrow under the credit facility.

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

AWR filed a new Registration Statement on August 10, 2009 with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of December 31, 2009, $115.0 million was available for issuance under this Registration Statement.

In July 2009, Standard & Poor’s (“S&P”) Ratings Services improved its outlook on AWR and GSWC to positive from stable.  At the same time, S&P affirmed the ‘A’ corporate credit rating on AWR and GSWC.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and “A Stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case Registrant may choose to temporarily reduce its capital spending.  Capital expenditures were approximately $77.5 million during 2009, a slight increase of $441,000 over the same period last year which were used for infrastructure replacements and improvements. Capital expenditures during 2009 were funded primarily by internally generated cash, short-term borrowings, long-term debt, equity issuances, and advances and contributions from developers.  Registrant’s capital expenditures for 2010 is estimated at approximately $80 - $85 million.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of the California tests, at December 31, 2009, approximately $135.7 million was available from the retained earnings of GSWC to pay dividends to AWR.  GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $273.3 million was available to pay dividends to AWR as of December 31, 2009. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  Dividends in the amount of $19.4 million, $13.2 million, and $17.2 million were paid to AWR by GSWC during the years ended December 31, 2009, 2008 and 2007, respectively.

AWR has paid common dividends for over 75 consecutive years.  On February 1, 2010, AWR declared a regular quarterly dividend of $0.260 per Common Share. The dividend, totaling approximately $4.8 million, was paid on March 1, 2010 to common shareholders of record at the close of business on February 12, 2009.  In 2009, 2008 and 2007, AWR paid quarterly dividends to shareholders, totaling approximately $18.1 million or $1.010 per share, $17.3 million or $1.000 per share, and $16.3 million or $0.955 per share, respectively.  AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and potential market interest rate increases. AWR believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.  However, in July 2009 the CPUC issued a decision in the GSWC cost of capital proceeding authorizing an interest rate balancing account to track interest costs of new debt.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision.

There was an increase in the underfunded status of the pension plan during 2008 which has resulted in higher pension costs and cash contributions during 2009.  However, during the year ended December 31, 2009, the fair value of the pension plan assets have increased by approximately 26.4% since December 31, 2008. Higher plan asset values may result in a decrease to pension costs and required cash contributions in 2010, and in subsequent years, to the extent the effects are not offset by the effects of a change in the discount rate.

Cash Flows from Operating Activities:

Registrant’s future cash flows from operating activities will be affected by utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure at the different military bases, timely redetermination of prices and requests for equitable adjustments of prices and timely collection of payments from the U.S. government.

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. As previously discussed,  AWR has access to a $115 million revolving credit facility that is currently utilized to support operations.  This revolving credit facility expires in June 2010.  Registrant may continue to seek access to debt and equity capital markets to meet future operating requirements and capital expenditure requirements.  There can be no assurance that Registrant will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in the regulatory environments and changes in economic conditions.

Taking into account the factors noted above, Registrant also obtains cash from non-operating sources such as the proceeds from debt issuances, customer advances for and contributions in aid of construction and equity offerings, discussed below in financing activities.

Cash flow from operating activities is primarily generated by net income, non-cash expenses for depreciation and amortization, and deferred income taxes. Cash generated by operating activities varies during the year.  Net cash provided by operating activities was $72.6 million for the year ended December 31, 2009 as compared to $62.1 million for the same period ended December 31, 2008.

The overall increase of $10.5 million was primarily attributable to the improved performance of the Military Utility Privatization Subsidiaries resulting in an increase in ASUS’s cash flows from operating activities.  In particular, there was an increase in construction activities at ASUS primarily for new projects at FBWS and ODUS that have been billed and collected from the U.S. government.  In addition, there was an overall decrease in receivables from the U.S. government due to the collection in 2009 of long-outstanding amounts and collection of receivables related to large construction projects in 2008 at FBWS and ODUS.

Cash flows from operating activities at GSWC in 2009 remained at similar levels compared to 2008.  The increase in deferred income taxes and higher water revenues due to increased rates charged to customers and surcharges in place to recover previously incurred under-collections in supply costs were offset by lower water consumption of 8%.  The reduction in water usage reduces cash flow from operating activities and increases the need for short-term bank borrowings.  As a result, the increase in other regulatory assets includes the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC.  A surcharge is expected to be in place in 2010 and 2011 to recover the revenue shortfall tracked in the WRAM.  Finally, there was an increase of $4.4 million in the amount contributed to the pension plan.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures at GSWC, decreased to $77.4 million for the year ended December 31, 2009 as compared to $79.3 million for the same period in 2008. This decrease was primarily due to the 2008 ASUS acquisition of substantially all assets of a subcontractor that provided wastewater services for the Military Utility Privatization Subsidiaries for an aggregate purchase price of $2.3 million.

Registrant intends to invest capital prudently to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities will be constructed.  Capital expenditures are expected to be approximately $80 - $85 million during 2010. Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include the issuance and repayments of long-term debt and notes payable to banks, primarily through its wholly owned subsidiary, GSWC, the issuance of common shares, proceeds from stock option exercises, and the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances for and contributions in aid of construction (net of refunds).  Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $749,000 for the year ended December 31, 2009 as compared to net cash provided of $22.8 million for the same period in 2008.  In 2009, Registrant received net proceeds of $35.8 million from the issuance of common shares and $39.8 million from the issuance of long-term debt.  The proceeds were used to pay down short-term borrowings (notes payable to banks), which decreased cash flows from financing activities by $57.3 million, and fund capital expenditures.  In 2008, Registrant’s short-term borrowings increased cash flows from financing activities by $37.5 million, which were used primarily to fund capital expenditures.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of December 31, 2009, GSWC had $100 million available for issuance of debt or equity securities under a Registration Statement filed with the SEC.

GSWC relies on external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  A senior note was issued by GSWC on March 10, 2009, to CoBank, ACB (“CoBank”).  Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. This note bears interest at the rate of 6.7%.  Under the terms of the note, GSWC shares in the profits of CoBank under a patronage arrangement.  If CoBank continues to pay the current amount of patronage, the annual cost of the note will be at or below 6.0%. The proceeds from the sale of the note to CoBank have been used to pay down short-term borrowings and to fund capital expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable generally at rates ranging from 10% to 22% of the revenues received from the installation for which funds were advanced or in equal annual installments, generally over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $62.8 million for the year ended December 31, 2009 as compared to $63.1 million for the same period in 2008.  The increase in deferred income taxes and higher water revenues due to increased rates charged to customers and surcharges in place to recover previously incurred under-collections in supply costs were offset by lower water consumption of 8%.  The reduction in water usage reduces cash flow from operating activities and increases the need for short-term bank borrowings.  As a result, the increase in other regulatory assets includes the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC.  A surcharge is expected to be in place in 2010 and 2011 to recover the revenue shortfall tracked in the WRAM.  Finally, there was an increase of $4.4 million in the amount contributed to the pension plan.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities increased to $74.6 million for the year ended December 31, 2009 as compared to $73.1 million for the same period in 2008. This increase was due to higher capital expenditures consistent with GSWC’s 2009 capital improvement plan. GSWC is expected to incur capital expenditures in 2010 of approximately $80 - $85 million primarily for upgrades to its water supply and distribution facilities as well as costs for computer software and implementation.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $9.0 million for the year ended December 31, 2009 as compared to net cash provided of $12.4 million for the same period in 2008.  In 2009, GSWC received net proceeds of $39.8 million from the issuance of long-term debt.  The proceeds were used to pay down inter-company borrowings which decreased cash flows from financing activities by $10.6 million, and fund capital expenditures.  In 2008, GSWC received proceeds of $30 million from the issuance of common stock to AWR, which were used primarily to fund capital expenditures.

CCWC and ASUS

CCWC funds the majority of its operating expenses, payments on its debt and dividends, if any, through internal operating sources or short-term borrowings from AWR. CCWC also relies on external sources, including long-term debt, contributions-in-aid-of-construction, advances for construction and install-and-convey advances, to fund the majority of its construction expenditures. ASUS funds its operating expenses primarily through internal operating sources and investments by or loans from AWR.  ASUS, in turn, provides funding to its subsidiaries.

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

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2009. All obligations and commitments are obligations and commitments of AWR unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$173,100	$—	$—	$3,100	$170,000
Private Placement Notes (3)	108,000	—	—	—	108,000
Tax-Exempt Obligations (4)	18,520	111	215	6,242	11,952
Other Debt Instruments (5)	966	254	465	122	125
Total GSWC Long-Term Debt	300,586	365	680	9,464	290,077
Chaparral City Water Co. Debt (6)	5,975	330	710	795	4,140
Total AWR Long-Term Debt	$306,561	$695	$1,390	$10,259	$294,217

Interest on Long-Term Debt (7)	$374,673	$21,178	$42,260	$41,939	$269,296
Advances for Construction (8)	84,653	3,223	6,396	6,360	68,674
Purchased Power Contracts (9)	32,865	9,002	16,725	7,138	—
Capital Expenditure Commitments (10)	22,620	22,620	—	—	—
Water Purchase Agreements (11)	69,190	16,933	32,561	15,964	3,732
Operating Leases (12)	10,417	3,235	5,043	2,139	—
Employer Contributions (13)	23,200	4,136	12,680	6,384	—
Chaparral City Water Co. (14)	240	133	107	—	—
SUB-TOTAL	$617,858	$80,460	$115,772	$79,924	$341,702

Other Commitments (15)	26,467

TOTAL	$950,886

(1) Excludes dividends and facility fees.

(2) The Notes and Debentures are issued under an Indenture dated as of September 1, 1993, as amended in December 2008. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or cross default provisions.

(3) Private Placement Notes in the amount of $28 million were issued pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, senior notes in the amount of $40 million were issued in October 2005, and again in March 2009 for $40 million to CoBank. Under the terms of these senior notes, the Company may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667 to 1 or a debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio of more than 8 to 1. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties.

(4) Consists of obligations under a loan agreement supporting $7.8 million in outstanding debt issued by the California Pollution Control Financing Authority, $6.0 million in obligations supporting $6.0 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.7 million of obligations incurred by GSWC with respect to its 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. GSWC’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, GSWC has entered into agreements with various developers for 422 acre-feet, in the aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of $541,000 outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $303,000 outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $122,000 outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6) Consists of $6.0 million of outstanding obligations under a loan agreement supporting Industrial Development Revenue Bonds. The loan agreement contains provisions that establish a maximum of 65% debt in the capital structure of CCWC, limits cash distributions when the percentage of debt in the capital structure of CCWC exceeds 55% and requires a debt service coverage ratio of two times interest expense for CCWC.

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

(9) Consists of a purchased power contract executed in October 2008 with Shell Energy North America (US), LP (“Shell”) that began providing power to BVES effective January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract.

(10) Consists of noncancelable commitments primarily for capital projects under signed contracts.

(11) Water purchase agreements consist of: (i) contracts with various governmental entities to purchase imported water for an aggregate remaining commitment of $62.9 million, which expire on an agreement by agreement basis commencing in 2011 through 2013; (ii) a remaining amount of $2.4 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years), and (iii) an aggregate amount of $3.9 million of other water purchase commitments with other third parties. In some cases, the amount of the commitment is estimated based on current rates per acre-foot of water purchased.  These rates may be changed annually.

(12) Reflects Registrant’s future minimum payments under noncancelable operating leases.

(13) Consists of Registrant’s minimum required contribution under the Employee Retirement Income Security Act (ERISA) to its pension plan for years 2010 through 2014. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan), and the significant impact that returns on plan assets and changes in discount rates might have on such amounts.

(14) CCWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 8,909 acre-feet of water per year from CAP. There is an annual charge based on the amount of CCWC’s entitlement.  This charge does not depend upon the amount of water delivered.  The rate for such charge is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $240,000 as of December 31, 2009.

(15) Other commitments consist of: (i) a $115 million syndicated revolving credit facility, of which $17.4 million was outstanding as of December 31, 2009; (ii) a $4.0 million asset retirement obligation that reflects principally the retirement of wells, which by law need to be properly capped at the time of removal; (iii)  $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6,000,000 is reflected under tax-exempt obligations); (iv) irrevocable letters of credit in an aggregate amount of $600,000 for the deductible in Registrant’s business automobile insurance policy; (v) an irrevocable letter of credit in the amount of $585,000 that expires in October 2010 for its energy scheduling agreement with Automated Power Exchange as security for the purchase of power, and (vi) an irrevocable letter of credit in the amount of $3,600,000 pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.

In January 2006, ASUS, entered into a water purchase agreement to acquire 5,000 acre-feet of water rights from Natomas for a base price of $2,500 per acre-foot of water payable in payments contingent on achievement of specific milestones and events.  Because of the contingencies which have not been met, this agreement has not been included in the table above.

In October 2009, GSWC entered into an agreement with the California Department of Health (“CDPH”) whereby CDPH will loan GSWC up to $9.0 million.  Proceeds of the loan will be used to reimburse GSWC for the costs to convert customers in GSWC’s Cordova water system from non-metered service to metered service by retrofitting approximately 7,400 water meters.  The loan bears interest at a rate of 2.5% and is payable over 20 years following completion of the conversion project.  The principal amount of the loans will be reduced by 5.38% of the outstanding loan balance annually over the 20-year payment term, resulting in an aggregate reduction in the principal amount of the loan of $4.5 million. Work on the meter project is scheduled to begin in mid 2010 and is estimated to be completed in 2011.

Pursuant to the agreement, as reimbursements are filed, GSWC will issue letters of credit to CDPH equal to 80% of the amount loaned to GSWC (up to an aggregate of $7.2 million).  The amount of the letters of credit will be reduced periodically by 80% of the sum of the amount of principal payments made on the loan and the amount of principal forgiven on the loans. As of December 31, 2009, GSWC had not incurred any costs related to the meter project and, as a result, has not filed for reimbursement with CDPH.  As such, this agreement has not been included in the table above or recorded as debt on the Registrant’s statement of financial position.

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

Climate Change

Water:

Based on our historical data for Greenhouse Gas (“GHG”) emissions generated from GSWC’s water operations, we have developed a baseline carbon footprint.  We intend to compare this baseline to the GHG emissions generated by our water operations annually as part of monitoring our carbon footprint and making efforts to reduce it.  We will begin voluntary reporting of our 2009 emissions to the California Climate Action Registry in 2010.  Our efforts to reduce our carbon footprint will focus on our power used for pumping water and our vehicle fleet.

In addition, as part of our planning process, we will continue to assess the possible impact climate change may have on our water supply and operations.

Electric:

As part of the Global Warming Solutions Act of 2006, the California Air Resources Board (“CARB”) has promulgated the Mandatory Reporting of GHG Emissions Regulation and the Climate Change Scoping Plan to reduce GHG’s.  These rules apply to certain sectors, including electric generating facilities and retail providers.  BVES is required to report its emissions of GHG’s in 2010 for 2009 emissions.  We anticipate that CARB will adopt regulations applicable to the energy sector starting in 2012 based on measures set forth in CARB’s Change Scoping Plan.

We are also required to comply with the CPUC’s Emission Performance Standards regarding GHG emissions, which requires annual reporting attesting that all new long-term commitments for base load generation to serve California customers are with power plants that have emissions no greater than a combined cycle gas turbine plant, or 1,100 pounds of carbon dioxide per megawatt-hour.  The terms of BVES’s purchased power contract with Shell is less than 5 years, so it is not subject to CPUC GHG emission standards.  However, the CPUC’s Emission Performance Standards only allow a one-time extension of existing contracts.  As a result, we anticipate that BVES will need to enter into a new contract meeting emission limitations to replace the Shell Energy North America (US), LP base load contract (further discussed below) in 2012.

Bear Valley Electric Service of GSWC

As of December 31, 2009, GSWC has accrued $13.1 million in under-collected power costs.  GSWC is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011 in its electric supply cost balancing account. To the extent that actual weighted average annual costs for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  BVES began receiving power under a new purchased power contract on January 1, 2009.  The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $63.75 per MWh during 2009 as compared to $74.65 per MWh during 2008.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.

Power Supply Arrangements at GSWC’s Bear Valley Electric Service Area

Most of the electric energy sold by GSWC to customers in its BVES area is purchased from others.

During the California energy crisis, GSWC entered into a five-year and nine-month, block forward purchase contract with Mirant Marketing for 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006 to stabilize our purchased energy costs for the electric division. The contract with Mirant Marketing had physical delivery requirements and hence did not require derivative accounting treatment.  However, in an attempt to take advantage of the lower energy prices in 2002, GSWC entered into blended and extended purchased power contracts effective November 2002, which expired on December 31, 2008.  As required by the accounting guidance on derivatives, gains and losses on these contracts affected GSWC’s earnings.

In October 2008 GSWC executed a new purchased power contract with Shell Energy North America (US), LP (“Shell”)  for different amounts of power over different time periods.  Shell began providing power to BVES on January 1, 2009.  The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $63.75 per MWh during 2009 as compared to $74.65 per MWh during 2008 under the former contracts.  The new contract is also subject to the accounting guidance on derivatives, and requires mark-to-market derivative accounting.  In May 2009, the CPUC issued a final decision approving the new purchased power contract.  In the decision, the CPUC also authorized the establishment of a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance on derivatives.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.  Gains and losses on this contract do not impact earnings.

GSWC previously filed a complaint with the FERC seeking to reduce the $95 per MWh rate in the Mirant Marketing contract to a just and reasonable price. In May 2009, GSWC reached a settlement agreement with Mirant Energy Trading, LLC, which acquired the power contract from Mirant Marketing. Pursuant to that settlement agreement, GSWC filed with the FERC a notice of the withdrawal of its complaint. The settlement agreement required Mirant Energy Trading to pay $1.0 million as a cash settlement to GSWC and GSWC withdrew the complaint at the FERC.  Upon receipt of the settlement payment in May 2009, GSWC recorded a corresponding reduction to previously incurred legal costs.

The average summer load in BVES’ customer service area has been approximately 16 MWs. The average winter load has been 21 MWs with a winter peak of approximately 39 MWs when the snowmaking machines at the ski resorts are operating. In addition to the power purchase contracts, GSWC buys additional energy from the spot market to meet peak demand and sells surplus power to the spot market sporadically. The average cost of power purchased, including the transactions in the spot market, was approximately $60.21 per MWh for the year ended December 31, 2009 as compared to $74.86 per MWh for the same period of 2008. GSWC’s average energy costs are impacted by pricing fluctuations on the spot market.

Generation Facility

As a means of meeting the increasing demands for energy, GSWC has constructed a natural gas-fueled 8.4 MW generation facility.  The generator went on-line during the third quarter of 2004. GSWC filed for increased rates in the third quarter of 2004.  In April 2005, new customer rates went into effect related to this generation plant, which has resulted in an increase of approximately $2.3 million in annual revenue based on an estimated total capital-related cost of $13 million. The rates were subject to refund pending CPUC’s final cost review. The CPUC also ordered GSWC to establish a memorandum account to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to customers. During the third quarter of 2007, GSWC received vendor credits of approximately $851,000, which reduced the actual recorded costs of the generation plant below $13 million.  As part of the 2009 settlement agreement reached by the Division of Ratepayer Advocates and GSWC in the recent BVES general rate case, it was agreed that the $436,000 revenue requirement for the difference in construction costs be refunded to customers via a surcredit over a four-month period from December 1, 2009 through March 31, 2010.  As stipulated in the agreement, the balance remaining at the end of this period, positive or negative, will be transferred to the Base Revenue Requirement Adjustment Mechanism account.  Refunds of approximately $60,000 were provided to customers for the year ended December 31, 2009.

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

Construction Program

Registrant’s businesses require significant annual capital expenditures. GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2009, GSWC has unconditional purchase obligations for capital projects of approximately $22.6 million.  In addition, GSWC is expected to incur capital expenditures in 2010 of approximately $80 - $85 million primarily for upgrades to its water supply and distribution facilities as well as costs for computer software and implementation.  During the years ended December 31, 2009, 2008, and 2007, GSWC spent $74.6 million, $73.1 million, and $46.7 million, respectively, for these purposes.  A portion of these capital expenditures is funded by developers through either advances, which must be repaid, or contributions in aid of construction, which are not required to be repaid.

CCWC is expected to incur capital expenditures in 2010 of approximately $600,000, compared to capital expenditures of $1.5 million, $2.6 million, and $2.9 million in 2009, 2008 and 2007, respectively.

ASUS is expected to incur capital expenditures in 2010 of approximately $47.0 million, most of which will be funded by the U.S. government.  In certain circumstances, the U.S. government may request that ASUS finance the cost of selected construction projects.  ASUS will consider financing such projects.  The terms of any such financing, including the interest rate, will be determined on a case-by-case basis.

AWR has no material capital expenditure commitments.

Regulatory Matters

Certificates of Public Convenience and Necessity

GSWC holds Certificates of Public Convenience and Necessity granted by the CPUC in each of the ratemaking areas it serves. CCWC holds Certificates of Public Convenience and Necessity granted by the ACC for the areas in which it serves.  In addition, FBWS holds a Certificate of Public Convenience and Necessity from the Texas Commission on Environmental Quality; the Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company; the Maryland Public Service Commission conditionally approved the right of TUS to operate as a water and wastewater utility at Andrews Air Force Base, Maryland; the South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company, and ONUS is regulated by the North Carolina Public Service Commission.

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

GSWC is required to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC’s typically include an increase in the first test year with inflation rate adjustments for the second and third years of the GRC cycle for expenses.  For capital projects, there are two test years.  Rates are based on a forecast of expenses and capital costs for the test year. According to the CPUC’s new water rate case plan adopted in May 2007, GSWC will migrate to a rate case schedule that brings all three Regions of GSWC within a single triennial rate case.  Starting with the filing made on July 1, 2008, GSWC’s Regions II and III plus the general office were filed as a single case. Region I’s most recent rate case was filed in January 2010 for rates in years 2011 and 2012.  GSWC will then file for all three regions plus the general office in July 2011 for years 2013, 2014, and 2015. According to the new rate case schedule, all Regions will then be reviewed in a single case for the ensuing three-year cycle.  The new consolidated GRC is expected to have an 18-month processing schedule.

BVES does not currently have a rate case plan in effect with the CPUC. GSWC has requested that the CPUC establish a four-year rate case cycle and proposed that its next general rate case application for BVES be for test year 2013.  GSWC also proposed that the next BVES GRC be filed by January 31, 2012.

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

GSWC filed its first cost of capital application under the new rate case plan on May 1, 2008.  In May 2009, the CPUC issued a final decision in the Phase I cost of capital proceeding, authorizing a Return on Equity (“ROE”) of 10.2%.  In January 2009, the CPUC issued a revised scoping memo for Phase II of the proceeding which directed the parties to submit testimony addressing the effect of the current financial market crisis on the utilities’ ability to attract and retain capital.  On July 30, 2009, the CPUC approved Phase II of the cost of capital application which adopts an automatic adjustment mechanism called the Water Cost of Capital Mechanism to adjust ROE and rate of return on rate base between the every three year cost of capital proceedings.  Rates to customers will be adjusted only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30.  If the average interest rate of the Moody’s Aa utility bond for October 1, 2009 through September 30, 2010 changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC or the ACC. The CPUC and the ACC do, however, regulate certain transactions between GSWC and its affiliates.  In addition, the Military Utility Privatization Subsidiaries are regulated by their respective commissions in the states in which they operate.  However, the amounts charged by the Military Utility Privation Subsidiaries for water and/or wastewater services at military bases are based upon the terms of 50-year contracts with the U.S. government and supplemental firm fixed price construction contracts. The operations and maintenance contracts provide that prices will be redetermined at the end of two years after commencement of operations at each military base and every three years thereafter. In addition, prices may be equitably adjusted for changes in law, wage and benefit increases and other circumstances.  ASUS has, however, experienced delays in the redetermination of rates and the processing of equitable adjustment requests.  For construction activity under contract modifications with the U.S. government, prices may be changed through the change order process if significant unforeseen issues arise during the construction process.

Changes in Rates

The following table lists information on estimated annual rate changes for GSWC as approved by the CPUC during 2009, 2008, and 2007.

(in thousands)	Supply	Balancing	General
	Cost	Account	and Step	Advice
Year	Offset	Amortization	Increases	Letters	Total
2009	$5,477	$673	$13,482	$608	$20,240
2008	—	7,165	12,951	3,264	23,380
2007	1,749	716	12,155	2,353	16,973

Recent Changes in Rates

Rate increases in 2010:

In December 2009, the CPUC approved escalation rate increases for GSWC’s Region I water ratemaking area effective January 1, 2010.  The authorized rate increases are expected to provide GSWC with additional annual revenues of approximately $76,000 for Region I.

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

The CPUC also issued its final decision in the cost of capital proceeding in June 2009.  In that decision, the CPUC authorized a 10.2% ROE and a corresponding Return on Rate Base of 8.90% to be implemented into rates for all GSWC water ratemaking areas.  Implementation of the cost of capital decision is expected to result in a net annual increase in revenues of approximately $670,000.

During the third quarter of 2008, BVES filed an amended application to request CPUC approval of a new purchased power contract and regulatory accounting treatment for all unrealized gains and losses on the new contract due to derivative accounting.  A final decision on this application was issued in May 2009 approving the contract and authorizing the memorandum account to track derivative gains and losses.

In June 2008, GSWC’s BVES division filed its general rate case with the CPUC’s electric division. The filing was the first full general rate case for BVES since 1996. Costs incurred in connection with the construction of BVES’ 8.4 megawatt generating facility were reviewed by the CPUC as part of the 2008 general rate case. On October 15, 2009, the CPUC issued a final decision regarding the BVES general rate case.  The decision authorizes an ROE of 10.5% with a corresponding Return on Rate Base of 9.15%.  The incremental annual revenue increases approved in the decision are $4.8 million for 2009, $1.2 million for 2010, $0.2 million for 2011 and $0.2 million in 2012.  All increases are prospective.  Based on the decision, BVES is also allowed to establish a Base Revenue Requirement Adjustment Mechanism to decouple usage from revenue.

Among other things, the decision allows for an update to BVES’ rates in 2010 for the corporate headquarters’ costs based on the CPUC’s adoption of new rates for GSWC’s current general rate case including the recovery of expenses associated with its corporate headquarters. However, as discussed in the pending rate requests below, the general rate case for Regions II, III and the general office have been delayed. In addition, in June 2009, the CPUC had authorized BVES to track the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, effective and retroactive from June 4, 2009 to October 31, 2009.  The amount in this memorandum account totals approximately $958,000 as of December 31, 2009. However, the decision issued on October 15, 2009 did not address the disposition of this memorandum account.  In November 2009, GSWC filed a petition for modification to seek clarification from the CPUC on the treatment and recovery of this memorandum account.  In March 2010, the CPUC approved for recovery this memorandum account through a surcharge over a 24-month period. Accordingly, during the first quarter of 2010, GSWC will record a regulatory asset and a corresponding increase to earnings for amounts included in this memorandum account.

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

The ACC conducted evidentiary hearings on the remanded case in January 2008.  The ACC rendered its final decision on July 17, 2008.  The decision reduced the ROE from the 9.3% in the original decision by 200 basis points resulting in a return on fair value rate base of only 6.4%. Under this decision, CCWC’s annual revenues would only be expected to increase by $12,000.  CCWC has filed an appeal of this decision.  In October 2009, the Arizona Court of Appeals notified CCWC that it would hear oral arguments on the CCWC Appeal.  Oral arguments were held in January 2010.  At this time, management is unable to predict the outcome of this matter.

CCWC filed a rate case during the fourth quarter of 2007, requesting rate increases of approximately $2.9 million.  On October 8, 2009, the ACC issued a final decision approving a rate increase for CCWC, which was effective on October 15, 2009 and is expected to generate additional annual revenues of approximately $1.7 million, a 23% increase over current revenues.  In addition, despite its previous rulings, the ACC also ordered CCWC to treat the entire gain of $1,520,000 from a settlement agreement with the Fountain Hills Sanitary District (“FHSD”) as a reduction to rate base.  In 2005, in an agreement with the FHSD, CCWC agreed to permanently cease using one of its wells in order for the FHSD to secure an Aquifer Protection Permit for its recharge system.  Based on previous decisions ruled by the ACC on similar gains, CCWC recognized a net gain of $760,000 (50% of the proceeds) in 2005 related to the settlement agreement and established a regulatory liability for the remaining $760,000 pending the ACC’s review of this matter.  However, the final decision issued on October 8, 2009, ordered CCWC to treat the entire settlement proceeds of $1,520,000 as a reduction to rate base.  As a result, CCWC recognized a loss of $760,000, or $0.02 per share, during the third quarter of 2009.  This effectively reverses the original gain recorded in 2005.  In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.  The ACC granted CCWC’s request to hold a rehearing on the issues.  On January 27, 2010, a procedural conference was held with the judge and the staff of the ACC involved in the rate case to address a schedule for the rehearing. The rehearing is now scheduled for April 9, 2010.

As of December 31, 2009, CCWC has $3.3 million of goodwill which may be at risk for potential impairment if future requested rate increases are not granted or further delayed by the ACC.

Rate increases in 2008:

In January 2008, the CPUC approved rate increases of $6.4 million for the seven ratemaking areas in GSWC’s Region I customer service area based on an authorized return on equity of 10.2%.

In January 2008, the CPUC also approved attrition year rate increases for Region II and Region III effective January 1, 2008 designed to generate annual revenues of approximately $3.6 million and $3.0 million based on an authorized return on equity of 10.1% and 9.8%, respectively.

The combined rate increases for Regions I, II and III discussed above are designed to generate approximately $13.0 million annually, based upon normalized sales levels approved by the CPUC, effective January 1, 2008.

Pending Rate Requests

GSWC

GSWC filed its general rate case for Region I on January 4, 2010.  The new rates are to be effective for 2011 and 2012.  GSWC filed for revenue increases and, if approved as filed, are expected to generate approximately $57.1 million in annual revenues in 2011 and $58.3 million in 2012.

GSWC filed for recovery of its Region II and Region III WRAM balances, net of MCBA in March 2010.  In the filing, GSWC requested recovery of approximately $18.3 million.  Management believes that this amount is probable of recovery.

In January 2008, the CPUC approved Region I’s GRC effective for years 2008, 2009, and 2010.  On March 3, 2008, the CPUC’s Division of Ratepayer Advocates (“DRA”) filed an application for rehearing of this decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  In September 2008, the CPUC granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  The project is currently in rate base and the earnings have been included in rates since January 1, 2008.  At this time, management believes it is probable that the costs of this project will be allowed to remain in rate base.  The final resolution of this issue is expected in September 2010 as part of the CPUC’s final decision in the Region II and III general rate case, further discussed below.

GSWC filed its general rate case for Regions II and III plus the general office on July 1, 2008 for rates effective for years 2010, 2011 and 2012.  In January 2010, the CPUC approved interim rates for GSWC’s Region II and Region III water ratemaking areas effective January 1, 2010, pending a final decision on the general rate case.  While the increase for interim rates was zero percent, it is important to establish the effective date so that new rates, once approved by the CPUC, will be retroactive to January 1, 2010.  On January 29, 2010, the CPUC issued a ruling revising the scoping memo and reopening the general rate case proceeding to receive supplemental information and testimony on a number of issues including cost allocation, pension and benefit calculations, general office rent expense, equity adjustments, costs regarding the La Serena Plant Improvement Project, and deferred rate case costs (further discussed below).  GSWC has provided additional information and testimony regarding these issues to the CPUC.  Evidentiary hearings are scheduled for April 2010, with a final decision expected in September 2010.  At this time, management cannot predict the outcome of the final decision.

Included in GSWC’s other regulatory assets are deferred rate case costs totaling $3.6 million. These are direct costs consisting primarily of outside consulting services, which are incurred in connection with the preparation and processing of a GRC.  Historically, GSWC has deferred these costs as a regulatory asset which are then recovered in rates and amortized over the term of a rate case cycle once the new rates go into effect.  In the current GRC for Regions II and III and the general office, DRA has challenged GSWC’s historical practice of deferring these costs with subsequent recovery upon the effective date of the new rates.  Instead, DRA believes that rate case costs should be projected for future periods and recovered prospectively.  Management believes that DRA’s rationale and recommendations are inconsistent with GSWC’s historical practice of deferring and recovering rate case expenses associated with the current GRC.  These practices have not been challenged by the CPUC in prior rate cases.  If DRA prevails, GSWC may be required to write-off approximately $2.4 million as of December 31, 2009 related to the current rate case.  Resolution of this matter is expected in September 2010 as part of the final decision on the Region II and III rate case.

In August 2009, GSWC filed an application with the CPUC requesting authorization to implement corrective measures to address water quality problems in its Bay Point water system.  These corrective measures include: (i) retiring an existing water treatment plant and purchasing total system demand from Contra Costa Water District (“CCWD”); (ii) entering into an asset lease agreement with CCWD for 4.4 million gallons per day of treated water for a one-time lease price of $4.7 million; (iii) recovering costs associated with the purchase of additional treated water to replace purchased raw water due to contamination; and (iv) amending tariffs to appropriately charge GSWC’s Bay Point customers for the cost of the asset lease agreement with CCWD.  This application has been settled with the DRA, with hearings before the CPUC set to begin in March 2010.

Other Regulatory Matters

New Service Territory Application, Sutter County

GSWC has entered into a water transfer agreement with Natomas under which Natomas has agreed to sell up to 30,000 acre-feet per year of water to be used exclusively by GSWC to serve customers in Sutter County, California. GSWC filed for a Certificate of Public Convenience and Necessity (“CPCN”) with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California within the Natomas service area. CPUC review of the application was deferred pending completion of an environmental assessment for the proposed new water service territory.  On September 29, 2008, GSWC filed an amended application which included the Proponent’s environmental assessment. On October 3, 2008 the County of Sutter and the CPUC’s DRA protested the application. On October 14, 2008, GSWC submitted comments on the protests.  The CPUC Administrative Law Judge (“ALJ”) held two prehearing conferences on January 15, 2009 and May 27, 2009.  The ALJ issued a scoping memo on July 9, 2009, outlining the issues to be decided in this proceeding and setting the schedule for the case, including an evidentiary hearing for October 20-21, 2009.  Following limited briefing on the first phase of the proceeding, the parties (including the Sutter Pointe Developers, who were granted party status on October 22, 2009) entered into settlement discussions, and stipulated to continue the hearing dates to facilitate these settlement discussions.  The hearing dates are currently scheduled for April 5-6, 2010.  Settlement discussions are ongoing.

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

In June 2007, GSWC signed an agreement with the City of Folsom and the City agreed not to contest GSWC’s providing water service to Westborough and relinquished all claims concerning GSWC’s providing water service to the area. As compensation to the City of Folsom to resolve its claim, GSWC agreed to pay the City of Folsom $550,000. Aerojet agreed to reimburse GSWC for 50%, or $275,000, of the settlement payment. As of December 31, 2009, GSWC has recorded an obligation of $550,000 to the City of Folsom and an additional receivable of $275,000 from Aerojet for the amount to be reimbursed.

During the third quarter of 2007, GSWC filed a second advice letter after resolving the issue with the City of Folsom. That advice letter was subsequently protested by the Sacramento County Water Agency (“SCWA”).  During the second quarter of 2008, the objections raised by SCWA in their protest were removed.  GSWC intends to file again with the CPUC to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development following completion of the development of a regional water supply solution for the area.

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

In accordance with the CPUC’s administrative processing rules, GSWC implemented tiered increasing block rates in late November 2008 and began recording in the WRAM accounts the difference between what is billed to its regulated customers in Regions II and III and that which is authorized by the CPUC. GSWC provided customers with conservation rate notices as a bill insert and explained to them the impact of conservation rates on customers’ bills.  In March 2010, GSWC filed for recovery of the Region II and III WRAM balances, net of the MCBA and supply cost balancing accounts.  As of December 31, 2009, GSWC has a net aggregated regulatory asset of $18.3 million in Regions II and III, comprised of a $21.4 million under-collection in the

WRAM accounts and $3.1 million over-collection in the MCBA accounts.  Management believes that this amount is probable of recovery.

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

On May 7, 2009, the CPUC approved a three-tiered rate structure and the establishment of a WRAM and MCBA for Region I’s ratemaking areas which went into effect on September 1, 2009.  As of December 31, 2009, GSWC has a $2.8 million regulatory asset in Region I, comprised of a $2.5 million under-collection in the WRAM account and a $294,000 under-collection in the MCBA account.  In addition, as of December 31, 2009, GSWC has a $1.1 million regulatory asset for Region I’s WCMA balance incurred during the period of August 18, 2008 through August 31, 2009.  In October 2009, GSWC filed for recovery of the Region I WCMA balance.  Management believes that this amount is probable of recovery.

Supply Cost Memorandum/Balancing Accounts

As permitted by the CPUC, Registrant maintains water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  The supply cost balancing accounts track differences between the current cost for supply items (water, power, and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occur when the current cost exceeds the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occur when the current cost of these items is less than the amount in rates.  As of December 31, 2009, there is approximately $4.7 million net under-collection in the water supply cost balancing accounts.  Of this amount, approximately $2.2 million relates to GSWC’s Region III customer service area.  The remaining $2.5 million net under-collections in the water supply cost balancing accounts relates primarily to GSWC’s Region I’s ratemaking areas.  Currently, there are surcharges in place at each of the three regions to recover these under-collections over a 12 month period.  Management believes that it is probable that the CPUC will permit GSWC to continue recovering in rates the net under-collections in supply costs.

The CPUC has authorized GSWC to implement the MCBA to recover supply costs related to changes in water supply mix. GSWC implemented this MCBA for Regions II and III in late November 2008 and for Region I’s ratemaking areas in September 2009.  This account replaced the water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account was implemented.  As of December 31, 2009, there is an aggregate $2.7 million over-collection in the MCBA for all GSWC water regions.

Low Income Balancing Accounts

GSWC has a regulatory asset that reflects the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s Region II and Region III and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a 15% discount for qualified low-income water customers and 20% for qualified low-income electric customers. The low income balancing account was established in May 2002 to track all the discounts and costs related to these programs for future recovery in rates. The Company anticipates the discounts for low income families will eventually be incorporated in GSWC’s base rates to customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper. As part of the respective general rate case proceedings, GSWC filed for recovery of Region II’s and III’s low income balancing accounts.  In August 2008, the CPUC approved the recovery of $2.7 million in Region II’s low income balancing account over a 12-month period effective August 28, 2008.  During 2008, GSWC also implemented a low income rate program in Region I in connection with its January 2008 GRC decision.  As of December 31, 2009, there is an aggregate $4.8 million under-collection in the low income balancing accounts.  GSWC intends to file for recovery of the remaining uncollected low income balances.

Santa Maria Groundwater Basin Adjudication

GSWC has incurred costs of approximately $7.2 million as of December 31, 2009, including legal and expert witness fees, in defending its groundwater supply in the Santa Maria Groundwater Basin.  Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the DRA authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs.  GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period.  This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge was implemented in the third quarter of 2007 for recovery of these costs.

All litigation costs, including interest that have been incurred since December 31, 2005 totaling approximately $1.7 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  In April 2008, the Administrative Law Judge closed the proceeding without ruling on the stipulation or authorizing recovery of the remaining costs.  The ruling directed GSWC to file a new application.  In accordance with this ruling, GSWC intends to file a new application.  Management believes that these additional costs will be approved and the recovery of these costs through rates is probable.

CPUC Subpoena

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects totaling approximately $24.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC including recent data requests which asked for information prior to 1994.  Should the CPUC investigation result in a proposed disallowance of certain previously capitalized costs, such costs, and potentially any return earned on such costs, may be required to be refunded to the customers upon settlement of the proposed disallowance, if any, resulting in a charge to operating income.  GSWC believes that the costs incurred related to the aforementioned construction projects were prudent and appropriately capitalized.  Management cannot predict the outcome of the investigation or audit at this time and is unable to reasonably estimate a potential loss related to items under the aforementioned investigation, as no formal claim has been made against GSWC to date.

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

Bear Valley Electric Service

GSWC’s BVES division has been filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC formally contested the potential penalty reflected in the compliance report. The CPUC considered the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES and on May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES).  The final decision affirmed the renewable obligation targets for the small utilities but also allowed the small utilities to defer compliance under the CPUC’s flexible compliance rules.  BVES will need to continue its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, then BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules.  Because the final decision deferred BVES’ interim target purchase levels for the years 2004 through 2007, management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier. For the 2008 and 2009 years, BVES has not met the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of December 31, 2009 or 2008.

In November 2009, GSWC entered into a ten-year contract to purchase renewable energy created from landfill gas.  The contract is subject to CPUC approval.  If approved, the contract will provide up to 3 megawatts at a fixed price of $110.0 per MWh.  In November 2009, GSWC also entered into a ten-year contract to purchase biogas to power BVES’s gas-fueled 8.4 MW generation facility.  This contract is also subject to CPUC approval.  If both contracts are approved, GSWC expects to meet the CPUC’s renewable energy resources guidelines by 2013.

Customer Information/Customer Relationship Management System (CIS/CRM)

In October 2008, GSWC filed an advice letter with the CPUC requesting authorization to enter into a contract with a vendor to provide implementation services for a new Customer Information/Customer Relationship Management System (CIS/CRM) and to expend funds in excess of the amount authorized previously by the CPUC in 2007.  The total costs of the project under the contract are estimated at $11.6 million, before overhead, of which $3.0 million are currently in rates.  In January 2009, the CPUC issued a resolution authorizing GSWC to move forward with the CIS/CRM system.  The resolution grants the request of GSWC to enter into a contract for the new CIS/CRM system.  The CPUC authorized GSWC to spend an additional $6.0 million above the $3.0 million currently in rates.  The CPUC also authorized GSWC to track the remaining $2.6 million in a memorandum account.  GSWC is authorized to request the recovery of these memorandum account costs in rates by filing an advice letter.  These costs currently are estimates and as of December 31, 2009, GSWC has incurred $7.0 million in costs related to the CIS/CRM project.

Pension Costs Memorandum Account

There was an increase in the underfunded status of the pension plan during 2008 which resulted in higher pension costs during 2009.  The amount included in rates for recovery of pension costs for 2009 was previously established in the last GRC and did not include this higher level of costs.  In March 2009, GSWC filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account to track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs in 2009. The CPUC has rejected this request indicating that amounts established in the previous GRC will remain in effect.

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

Catastrophic Event Memorandum Account

In January 2010, the City of Big Bear and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged many BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to many BVES customers.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  While service has been restored to BVES customers, costs are still being incurred to repair equipment affected by the storms.  In February 2010, GSWC informed the CPUC it will track these costs in a catastrophic event memorandum account.  Once all work resulting from these storms is completed, GSWC intends to file an advice letter with the CPUC for recovery of these costs through a surcharge.  At this time, BVES estimates that the storm damage costs will be approximately $650,000.  This estimate includes BVES labor, outside services assistance, equipment, materials, facilities damages and related snow removal services.  We believe these incremental costs will be approved by the CPUC for recovery.

Environmental Matters

The US Environmental Protection Agency (“EPA”) regulates contaminants that may have adverse health effects, are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The California Department of Public Health (“CDPH”), acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which we operate.

GSWC and CCWC currently test their water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC and CCWC have incurred increased operating costs for testing to determine the levels, if any, of the constituents in their sources of supply and additional expense to treat contaminants in order to meet the maximum contaminant limits (“MCL”) standards and also to meet state and local standards and consumer demands. GSWC and CCWC expect to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to their customers in light of anticipated stress on water resources associated with watershed and aquifer pollution as well as to meet future water quality standards. The CPUC and ACC ratemaking processes provide GSWC and CCWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and ACC, as applicable.

Pursuant to their respective contracts, the Military Utility Privatization Subsidiaries of ASUS test their water and wastewater systems according to applicable regulations and intend to seek recovery of unanticipated capital costs required to comply with future changes in law or regulation or to meet water quality challenges based on changes in circumstances on the bases’ water supplies, if necessary.  Under the contracts, the U. S. government may approve recovery of such costs as an equitable adjustment to the management fee for providing services at each of the bases served by these subsidiaries.

Matters Relating to GSWC’s Bay Point Water Systems

During the first quarter of 2008, GSWC’s Bay Point water systems located in northern California violated a drinking water standard.  GSWC routinely monitors for the presence of drinking water contaminants including total trihalomethanes (“TTHM”).  The TTHM samples taken in the first quarter of 2008 indicated that this water system exceeded the MCL for TTHM.  Studies conducted by GSWC indicate that source water quality is the predominate factor in this situation. Water imported from the Sacramento-San Joaquin Delta experienced salt water intrusion and had high levels of organic compounds from agricultural drainage during the first quarter. These compounds form TTHM during the treatment process.   To remedy the situation, GSWC increased the purchase of chloraminated water from the Contra Costa Water District beginning in March 2008 and throughout 2008.  Chloramination is an accepted and widely used method to mitigate TTHM.  Based on the results of compliance samples collected in the second quarter of 2008, GSWC is now in compliance of the TTHM MCL.  GSWC has filed an advice letter with the CPUC to allow the establishment of a memorandum account to recover future additional costs associated with the purchase of chloraminated water for its Bay Point Water Systems. As previously discussed, in August 2009, GSWC filed an application with the CPUC requesting authorization to implement corrective measures to address water quality problems in its Bay Point Water System.  This application has been settled with the DRA, with hearings before the CPUC set to begin in March 2010.

Matters Relating to GSWC’s Arden-Cordova Water System

In GSWC’s Arden-Cordova system, five wells prior to 2006 had previously been removed from service and destroyed due to contamination from perchlorate or trichloroethylene. During 2006, another three wells were destroyed that had been previously impacted from either perchlorate and/or nitrosodimethylamine (“NDMA”) contamination. The supply has been replaced for these wells. Five additional wells are currently out of service due to either perchlorate levels above the CDPH  MCL of 6 parts per billion (“ppb”) or NDMA levels over the notification level of 10 parts per trillion (“ppt”). GSWC continues to monitor all of its active groundwater wells in the Arden-Cordova system for perchlorate and NDMA, along with other constituents.

Aerojet has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that contamination in GSWC’s Arden-Cordova service area is also related to the activities of Aerojet. In 2000, GSWC filed suit against Aerojet for contamination of GSWC’s groundwater supply in its Arden-Cordova system. On October 12, 2004, Registrant and Aerojet reached a final settlement, relating to this contamination. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in the first quarter of 2004 and agreed to pay GSWC an additional $8 million over a period of five years commencing in December 2009, plus interest accruing from January 1, 2004. These payments, if made, will offset GSWC’s costs of utility plant and purchased water by $16 million and $735,000, respectively.  On December 23, 2009, GSWC received from Aerojet $2.6 million including interest as payment of the first annual installment under the terms of the 2004 settlement agreement.

Aerojet has previously reimbursed GSWC $4.3 million in capital costs and $171,000 for additional water supply. In addition, Aerojet has agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for its past legal and expert costs.  The source of these later reimbursements is solely from connection fees anticipated to be received by Aerojet in a new development area owned by Aerojet adjacent to the GSWC’s Arden-Cordova system, known as the Westborough development.

In January 2009, Moody’s Investors Service downgraded the corporate family ratings of GenCorp Inc., Aerojet’s parent, to B3 from B2 and its probability of default rating to Caa1 from B2.  Obligations rated “B” by Moody’s are considered speculative by Moody’s and are, in Moody’s view, subject to high credit risk and have generally poor credit quality.  Obligations rated Caa1 are judged by Moody’s to be of poor credit standing and are, in Moody’s view, subject to very high credit risk and have extremely poor credit quality. In January 2010, Standard & Poor’s (“S&P”) upgraded Gen Corp.’s credit rating to B- from CCC+ with a stable outlook.  This is a non-investment grade rating assigned by S&P to companies whose financial situation varies.  At this time, management believes that Aerojet will be able to fulfill its contractual obligations and has not provided a reserve for uncollectible amounts as of December 31, 2009.

Aerojet, Sacramento County Water Agency, the City of Folsom and GSWC are currently negotiating the best alternatives to meet the water supply needs of each agency and to ensure a continued reliable and safe water supply for GSWC’s Rancho Cordova customers within the Arden-Cordova service area as well as supply for the new Westborough development area owned by Aerojet.

Matters Relating to GSWC’s Florence Graham Water System

Perchlorate has been detected in five wells servicing GSWC’s Florence-Graham System. Two of these wells have been removed from service due to exceedance of the perchlorate drinking water standard.  Continued monitoring shows that perchlorate levels are increasing in the three wells that remain in service. The Water Replenishment District of Southern California is partnering with the Department of Toxic Substances Control to examine the perchlorate contamination in this area and are trying to determine the source(s) of the plume.  GSWC will follow this process closely in an effort to identify potential funding sources for addressing the issue.  Concurrently, GSWC is developing an internal action plan to maintain reliable water supply within the Florence-Graham system.

Matters Relating to GSWC’s Norwalk Water System

Volatile Organic Compounds (“VOCs”) have been detected in eight wells in GSWC’s Norwalk Water System.  Seven of these wells are equipped with granular activated carbon filter treatment for VOC removal.  These wells are located within a Superfund site that the EPA has designated as the Omega Operable Unit 2.  EPA is currently working on a remediation project to clean up the VOC plume. Recent modeling data have shown that at least three GSWC wells, and potentially more, are impacted by the Omega plume.  EPA has requested to perform additional sampling from four GSWC wells in order to refine their model.  If it is determined that the Omega plume has impacted GSWC wells, GSWC will working closely with the EPA to ensure that their proposed remediation remedy will not negatively affect GSWC’s well production capabilities.

Matters Relating to GSWC’s San Gabriel Water Systems

Perchlorate and/or VOCs have been detected in five wells servicing GSWC’s San Gabriel System. As previously discussed, GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority against some of those responsible for the contamination.  For more details see Item 3 — Legal Proceedings.

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

In February 2007, additional site assessment work was conducted. The site assessment showed that there was more gasoline at higher concentrations spread over a larger area than previously measured.  In October 2007, LARWQCB approved an interim remedial action plan.   In March 2008, a Phase I multi-phase extraction remediation system started operation.  The second phase, which includes the cleanup of the groundwater, is expected to begin as soon as the extraction phase is completed. GSWC expects remediation to take at least two more years, followed by two years of monitoring and reporting.

As of December 31, 2009, the total spent to clean-up and remediate GSWC’s plant facility is approximately $2.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund and $900,000 has been included in rate-base and approved by the CPUC for recovery. As of December 31, 2009, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the additional costs of remediation will be approved in rate-base by the CPUC.

Ballona Plant:

During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”) located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  The contamination appears to be shallow and likely the result of past corrosion control practices.  An initial investigation and characterization of the contaminated area has been conducted.  The investigation report indicates that contamination levels are below normal cleanup goals.  GSWC submitted a clean-up action plan to the local Certified Unified Program Agency, which approved the clean-up plan.  GSWC has contracted the clean-up work to be performed, which is currently estimated to be approximately $110,000.  Historically, the cost for this type of cleanup has been included in rates as approved by the CPUC.

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

Registrant continues to  improve its facilities based upon advances in security technology and to monitor relevant industry developments.   Registrant has also continued to refine its Emergency Response Plan and to periodically conduct operational security exercises for all of its water systems.  Registrant will seek recovery of any additional costs that it incurs in enhancing the security of its water systems from the CPUC.

ASUS Military Utility Privatization Subsidiaries are implementing measures to increase security as identified in the vulnerability assessments conducted for each system served.  Upgrades to facilities are being completed at various military bases through contract modifications funded by the U.S. government.

Water Supply

GSWC’s Water Supply

During 2009, GSWC delivered over 178,000 acre-feet 77,800,000 hundred cubic feet (“ccf”) of water to its customers, which is about 488 acre-feet per average day.  (An acre-foot is about 326,000 gallons.)  Approximately 55% came from groundwater production wells situated throughout GSWC’s service areas.  GSWC supplemented  groundwater production with wholesale purchases from regional water suppliers (roughly 40% of total demand) and with authorized diversions from rivers (roughly 5%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”).  During 2008, GSWC supplied 84,100,000 ccf of water, approximately 55% of which was produced from groundwater sources, 40% was purchased from regional wholesalers, and the remainder was obtained from surface water diversions under contracts with the Bureau and SMUD.

Approximately 55% of GSWC’s water supply comes from its own groundwater production wells situated throughout its service areas.  GSWC purchases from the Metropolitan Water District of Southern California (“MWD”) member agencies about 45% of its total demand.  In light of restrictions on imported water supplies and drought conditions in southern California more fully described below, GSWC has been engaging in a comprehensive and on-going assessment of its water rights and groundwater storage assets.   In addition, GSWC has begun to aggressively pursue voluntary conservation measures among its customers and implementing customer education initiatives to help to deal with supply variability and the general scarcity of water supplies.

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

GSWC owns approximately 117,800 acre-feet of water rights, mostly groundwater, to help meet supply requirements.  The productivity of GSWC’s groundwater resources varies from year to year depending upon a variety of factors, including the amount and location of rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, the amount and seasonality of water use by our customers and others, evolving challenges to water quality, and a variety of legal limitations on use, if a groundwater basin is in an over-drafted condition.

Imported Water

GSWC also manages a portfolio of water supply arrangements with water wholesalers to insure the reliability, quality and affordability of water.  For example, GSWC has contracts with various governmental entities (principally MWD’s member agencies) and other parties to purchase water for distribution to customers.  The MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts, and one county water authority.  GSWC has 58 connections to MWD’s water distribution facilities and those of member agencies.  The Company purchases MWD water through six separate member agencies aggregating more that 75,000 acre-feet annually.  MWD’s principal sources of water are the Colorado River and the State Water Project (“SWP”) which conveys water from northern California.

To meet its water supply needs, GSWC has contracts with MWD member agencies, various governmental entities and other parties to purchase water or water rights for an aggregate amount of $69.2 million as of December 31, 2009. Included in this amount as of December 31, 2009, is $62.9 million for minimum purchases under take or pay contracts, based on current wholesale rates, over the next five years.  The wholesale rates are expected to increase over the terms of the agreements.  The current contracts expire on an agreement-by-agreement basis between 2011 through 2013.  The terms and conditions vary under each contract.  GSWC plans to purchase for its customers’ use at least the minimum water requirement under each of the respective contracts in order to supplement its own groundwater resources.  GSWC is also committed to purchase $2.4 million of groundwater production rights from the City of Claremont pursuant to a long-term lease which expires in 2028 with an option to renew for an additional ten years.  GSWC also has an aggregate of $3.9 million of other water purchase commitments with other third parties.

State Water Project

Water supplies available to MWD through the SWP have historically varied from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its constituents.

A key link in the SWP is the Sacramento/San Joaquin River Delta adjacent to the San Francisco Bay (“Delta”).  The fresh water pathway through the Delta is supported by earthen levees, and the reliability of those levees has been called into question based on post hurricane Katrina assessments by various federal, state and local agencies.  A significant failure of the Delta levee system would substantially interfere with water exports, thus potentially disrupting the water supply available to GSWC from northern California via MWD.  In light of these risks, the state Department of Water Resources (“DWR”) and the Governor have convened a series of interdisciplinary task forces to develop proposals to preserve the environmental viability of the Delta and safeguard the water supply.  A series of legislative actions were approved in 2009 to address the overall needs of the Delta.  A key component of the legislation includes a bond package which must be approved by voters in California.  GSWC is unable to predict the outcome or success of the bond package to implement the legislative initiatives.  GSWC continues to participate in and monitor developments related to the Delta and efforts to craft a workable solution to the risks presented by reliance on the Delta for water supply conveyance to southern California.

Every year, DWR establishes the SWP allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels and reservoir levels.  The percent allocation given to state contractors can vary throughout the year as weather and other factors change.  DWR initially established an estimate of delivery of 5% of delivery requests for 2010.  In February 2010, DWR announced an increase in this allocation to 15% of delivery requests.  DWR has stated there is a high likelihood that the allocation will increase in late spring, and may be in the range of 35 — 40% of requested amounts.  In 2009, the SWP delivered 40% of contractor requests.

Colorado River

On October 17, 2003, the Federal government, acting through the Bureau in its capacity as Colorado River watermaster, the State of California, and four Southern California water agencies, including MWD, reached an agreement, known as the Quantification Settlement Agreement (“QSA”).  The QSA allocates California’s annual 4.4 million acre-feet (“MAF”) share of the Colorado River among those agencies and provides the framework for accounting and transfers among them. Under the QSA, MWD will continue to have access to its base allotment of Colorado River water each year, as well as excess Colorado River water until October 2016, and up to 1.6 MAF of additional water that the Imperial Irrigation District proposes to conserve and sell to the state for use by MWD members.  The QSA has been subject to ongoing litigation.  A trial court has ruled that the QSA is invalid to the extent that it relies upon an unconditional appropriation from the State of California to fund environmental mitigation.  MWD and the other Southern California water agencies intend to appeal.  There is no expected disruption in water supplies while the case awaits resolution of the appeal.

Wholesale Water Supplier Responses

Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.  However, in light of pressure on all of its sources of imported water, MWD adopted a Water Supply Allocation Plan (“the Plan”) on February 12, 2008.  MWD implemented the Plan effective July 1, 2009, at a Level 3, requiring a regional reduction in delivery of 10%.  GSWC has implemented mandatory and voluntary actions in areas relying on MWD as a supply, and expects to meet the 10% allocation reduction and has declared restrictions on water availability for groundwater replenishment and other supply programs.  MWD has also announced planned increases to its water rates beginning in 2010.  Increases in prices from wholesalers such as MWD flow through the modified cost balancing account for GSWC.

The Contra Costa Water District (“CCWD”), which also relies on water flow through the Delta, also announced plans for mandatory water allocations and restrictions in 2009.  GSWC purchases water from the CCWD for use in its Bay Point service territory.  GSWC is working closely with CCWD to ensure continued supply to customers in its Bay Point service territory through implementation of mandatory water conservation activities.

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

CCWC has an assured water supply designation, by decision and order of the Arizona Department of Water Resources stating that CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 11,759 acre-feet per year for a minimum of 100 years. The 11,759 acre-feet is comprised of existing CAP allocation of 8,909 acre-feet per year, 350 acre-feet per year groundwater allowance, incidental recharge credits of 500 acre-feet per year, and a Central Arizona Groundwater Replenishment District contract of 2,000 acre-feet per year.

CCWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 8,909 acre-feet of water per year from CAP. In connection with this long-term water supply contract, CCWC pays an annual charge based on its full allocation regardless of the amount of water delivered.  The rate for such charge is set by the District and is subject to annual increases. Based on the District’s published new rate schedules, the estimated remaining commitment under this contract is $240,000 as of December 31, 2009.

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

Interest Rate Risk

A significant portion of Registrant’s capital structure is comprised of fixed-rate debt and some long-term variable rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2009, the fair value of Registrant’s long-term debt was $340.8 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $55.6 million increase in the fair value of Registrant’s long-term debt.

Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are based on weekly market rates. At December 31, 2009, the weekly market rate was approximately 0.3%.  Based on $6.3 million of variable-rate debt outstanding as of December 31, 2009, a hypothetical one percent rise in interest rates would not result in a material impact to earnings.

At December 31, 2009, Registrant did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value.

The proposed decision in the GSWC cost of capital proceeding authorized an interest rate balancing account to track interest costs of new debt.  This balancing account would track any difference between the forecast incremental cost of debt included in the cost of capital adopted and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision.

Commodity/Derivative Risk

Registrant is exposed to commodity price risk primarily relating to changes in the market price of electricity for BVES. To manage its exposure to energy price risk, during 2001 and 2002 Registrant entered into certain block-forward purchase power contracts that qualified as derivative instruments under the accounting guidance for derivatives.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark. The power purchased under these contracts was only used to service electric customers’ demand and Registrant did not and does not engage in trading of purchased power.  Certain of these contracts did qualify as an exception provided under the accounting guidance for derivatives for activities that were considered normal purchases and normal sales. These contracts have been reflected in the statements of income at the time of contract settlement. Contracts that did not qualify for the normal purchases and normal sales exception have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings.  On a monthly basis, the related asset or liability was adjusted to reflect the fair market value at the end of the month. As these contracts settled, the realized gains or losses were recorded in power purchased for resale, and the unrealized losses were reversed. As a result, GSWC recognized pretax unrealized gains of $1,554,000 and $2,100,000 for the years ended December 31, 2008 and 2007, respectively.  The increases and decreases in energy prices throughout the terms of the contracts have resulted in significant fluctuations to GSWC’s results of operations.  The market prices for energy used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications.  The contracts entered into in 2001 and 2002 have all expired as of December 31, 2008.

In October 2008, GSWC executed a new purchased power contract that permits GSWC to purchase power at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract.  The new contract is also subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   GSWC began receiving power under this contract on January 1, 2009. In May 2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contract are deferred on a monthly basis into the non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.  As of December 31, 2009, $7.3 million of cumulative unrealized losses have been included in this memorandum account.  Unrealized gains and losses on this account do not impact earnings.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Impact of the Financial Crisis

Due to a downturn in the economy in 2008, there was a decline in the fair value of the assets in Registrant’s pension and post-retirement benefit plans during 2008.  This decline in market value significantly increased Registrant’s pension and post-retirement benefit plan expenses in 2009 by $3.6 million.  To the extent that the decline in market value is not reversed and is not offset by changes in the discount rate, pension and post-retirement benefit plan expenses may also increase in subsequent years, negatively impacting earnings.  During 2009 the fair value of the pension plan assets increased by approximately 26.4% since December 31, 2008.  As a result, for the year ended December 31, 2009, Registrant’s underfunded positions in these plans decreased by $12.4 million to $34.2 million as compared to $46.6 million.  However, in the event of renewed adverse market conditions, we may need to increase our cash contributions to these plans in subsequent years.

Registrant includes increases in pension and post-retirement cost in each general rate case filed by GSWC for possible recovery. However, Registrant estimates the amount of expenses expected to be incurred during future years in California. Registrant may not recover overages from those estimates in rates, which may adversely affect its financial condition, results of operations, cash flow and liquidity, unless authorized by the CPUC. Registrant is currently unable to predict if these higher costs will be recovered in future rates. In March 2009, GSWC filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account to track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs in 2009.  The CPUC denied this request indicating that amounts established in the previous general rate case will remain in effect.  GSWC also amended its current rate case application to request a two-way balancing account to track fluctuations in the forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011 and 2012 in accordance with the accounting guidance for pension costs.  If approved as filed, GSWC will establish a regulatory asset or liability in those years, for any shortfalls or excesses in this account.  Pension expense historically is included in rates based on an actuarial estimate.

Registrant obtains funds from external sources to finance its on-going capital expenditures.  Access to external financing on reasonable terms depends, in part, on conditions in the debt and equity markets.  When business and market conditions deteriorate Registrant may no longer have access to the capital markets on reasonable terms.  Registrant’s ability to obtain funds is dependent upon the ability of Registrant to access the capital markets by issuing debt or equity to third parties or obtaining funds from its revolving credit facility.  During 2009, Registrant was successful in completing the issuance of $40 million of new debt and an equity offering that raised $34 million.

Registrant’s ability to collect amounts owed by customers and other third parties could also be adversely impacted by a downturn in the economy.  An increased incidence of customers’ inability to pay or delays in paying their utility bills, or an increase in customer bankruptcies, may lead to higher bad debt expense and reduced cash flow or in a loss in customers.

Registrant is unable to predict at this time how it may otherwise be impacted by the financial crisis.

Item 8. Financial Statements and Supplementary Data

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2009	2008
Assets

Utility Plant, at cost
Water	$1,129,253	$1,051,838
Electric	67,248	66,513
	1,196,501	1,118,351
Less — accumulated depreciation	(373,301)	(346,022)
	823,200	772,329
Construction work in progress	43,218	52,933
Net utility plant	866,418	825,262

Other Property and Investments
Goodwill	4,437	4,610
Other property and investments	11,720	10,689
Total other property and investments	16,157	15,299

Current Assets
Cash and cash equivalents	1,685	7,283
Accounts receivable-customers, less allowance for doubtful accounts	16,611	14,315
Unbilled revenue	18,199	17,958
Receivable from U.S. government, less allowance for doubtful accounts	4,245	8,094
Other accounts receivable, less allowance for doubtful accounts	8,424	6,341
Income taxes receivable	4,190	1,526
Materials and supplies	1,900	2,109
Regulatory assets — current	12,286	16,071
Prepayments and other current assets	3,355	2,950
Costs and estimated earnings in excess of billings on uncompleted contracts	19,766	11,836
Deferred income taxes — current	5,354	2,131
Total current assets	96,015	90,614

Regulatory and Other Assets
Regulatory assets	110,420	104,521
Other accounts receivable	5,717	8,167
Costs and estimated earnings in excess of billings on uncompleted contracts	7,933	6,897
Deferred income taxes	313	254
Other	10,320	10,273
Total regulatory and other assets	134,703	130,112
Total Assets	$1,113,293	$1,061,287

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2009	2008
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$359,430	$310,503
Long-term debt	305,866	266,536
Total capitalization	665,296	577,039

Current Liabilities
Notes payable to banks	17,400	74,700
Long-term debt — current	695	636
Accounts payable	33,903	36,582
Income taxes payable	72	974
Accrued employee expenses	7,326	5,625
Accrued interest	3,290	2,463
Regulatory liabilities — current	113	—
Deferred income taxes — current	—	2
Unrealized loss on purchased power contracts	7,338	—
Billings in excess of costs and estimated earnings on uncompleted contracts	6,315	2,094
Other	23,254	14,321
Total current liabilities	99,706	137,397

Other Credits
Advances for construction	84,653	86,816
Contributions in aid of construction — net	104,344	101,593
Deferred income taxes	95,235	84,750
Unamortized investment tax credits	2,154	2,245
Accrued pension and other post-retirement benefits	40,158	52,235
Regulatory liabilities	1,173	425
Billings in excess of costs and estimated earnings on uncompleted contracts	11,580	9,866
Other	8,994	8,921
Total other credits	348,291	346,851

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,113,293	$1,061,287

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2009	2008
Common Shareholders’ Equity:
Common Shares, no par value, no stated value:
Authorized: 30,000,000 shares
Outstanding: 18,532,321 shares in 2009 and 17,301,047 shares in 2008	$223,066	$185,499
Earnings reinvested in the business	136,364	125,004
	359,430	310,503

Long-Term Debt (All are of GSWC unless otherwise noted)
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,835	7,865
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,685	4,719
Other Debt Instruments:
8.50% fixed rate obligation due 2012	541	721
Variable Rate Obligation due 2018	303	339
Capital lease obligations	122	143
Chaparral City Water Company:
5.20% term bonds due 2011	480	745
5.40% term bonds due 2022	4,610	4,610
5.30% term bonds due 2022	885	930
	306,561	267,172
Less: Current maturities	(695)	(636)
	305,866	266,536
Total Capitalization	$665,296	$577,039

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Operating Revenues
Water	$272,919	$247,936	$237,882
Electric	28,922	28,424	28,574
Contracted services	59,132	42,358	34,914
Total operating revenues	360,973	318,718	301,370

Operating Expenses
Water purchased	46,113	46,617	45,439
Power purchased for pumping	10,279	10,428	10,591
Groundwater production assessment	11,563	10,623	9,944
Power purchased for resale	12,853	13,616	14,199
Unrealized gain on purchased power contracts	—	(1,554)	(2,100)
Supply cost balancing accounts	12,434	(387)	(1,962)
Other operation expenses	29,476	30,076	27,375
Administrative and general expenses	70,145	62,716	52,637
Depreciation and amortization	33,557	31,562	28,941
Maintenance	17,529	16,331	15,779
Property and other taxes	13,068	12,312	11,254
Construction expenses	33,717	23,872	22,125
Goodwill impairment charge	—	7,700	—
Loss on settlement for removal of wells	760	—	—
Net gain on sale of property	(15)	—	(584)
Total operating expenses	291,479	263,912	233,638

Operating Income	69,494	54,806	67,732

Other Income and Expenses
Interest expense	(22,306)	(21,330)	(21,582)
Interest income	947	1,837	2,371
Other	221	71	299
Total other income and expenses	(21,138)	(19,422)	(18,912)

Income from operations before income tax expense	48,356	35,384	48,820

Income tax expense	18,825	13,379	20,790

Net Income	$29,531	$22,005	$28,030

Weighted Average Number of Common Shares Outstanding	18,052	17,262	17,121
Basic Earnings Per Common Share	$1.63	$1.27	$1.62

Weighted Average Number of Diluted Shares Outstanding	18,188	17,394	17,177
Fully Diluted Earnings Per Common Share	$1.62	$1.26	$1.61

Dividends Declared Per Common Share	$1.01	$1.00	$0.955

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES

IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2006	17,049	$175,135	$108,599	$283,734
Cumulative effect of adopting accounting guidance on tax uncertainties			181	181
Add:
Net income			28,030	28,030
Issuance of Common Shares	26	876		876
Exercise of stock options	156	3,911		3,911
Tax benefit from employee stock options		835		835
Compensation on stock-based awards		968		968
Dividend equivalent rights on stock-based awards not paid in cash		71		71
Deduct:
Dividends on Common Shares			16,339	16,339
Dividend equivalent rights on stock based awards, net of tax effect			138	138
Balances at December 31, 2007	17,231	181,796	120,333	302,129
Add:
Net income			22,005	22,005
Issuance of Common Shares	42	1,173		1,173
Exercise of stock options	28	690		690
Tax benefit from employee stock options		150		150
Compensation on stock-based awards		1,613		1,613
Dividend equivalent rights on stock-based awards not paid in cash		77		77
Deduct:
Dividends on Common Shares			17,257	17,257
Dividend equivalent rights on stock based awards, net of tax effect			77	77
Balances at December 31, 2008	17,301	185,499	125,004	310,503
Add:
Net income			29,531	29,531
Issuance of Common Shares	1,218	35,797		35,797
Exercise of stock options	13	309		309
Tax benefit from employee stock options		80		80
Compensation on stock-based awards		1,308		1,308
Dividend equivalent rights on stock-based awards not paid in cash		73		73
Deduct:
Dividends on Common Shares			18,098	18,098
Dividend equivalent rights on stock based awards, net of tax effect			73	73
Balances at December 31, 2009	18,532	$223,066	$136,364	$359,430

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$29,531	$22,005	$28,030
Adjustments for non-cash items:
Depreciation and amortization	33,557	31,562	28,941
Net gain on sale of property	(15)	—	(584)
Provision for doubtful accounts	1,012	885	1,109
Deferred income taxes and investment tax credits	7,583	1,957	1,462
Unrealized gain on purchased power contracts	—	(1,554)	(2,100)
Equity earnings from investment	(111)	(71)	(299)
Stock-based compensation expense	1,333	1,499	857
Loss on settlement for removal of wells	760	—	—
Goodwill impairment charge	—	7,700	—
Other — net	1,237	522	1,034
Changes in assets and liabilities:
Accounts receivable — customers	(3,308)	884	(1,572)
Unbilled revenue	(241)	(1,923)	(339)
Other accounts receivable	367	(786)	137
Receivables from the U.S. government	3,849	(372)	(1,295)
Materials and supplies	209	(533)	(11)
Prepayments and other current assets	(405)	(185)	2,122
Regulatory assets - supply cost balancing accounts	12,434	(387)	(1,962)
Other assets (including other regulatory assets)	(19,684)	(737)	(4,152)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,966)	(12,607)	(1,631)
Accounts payable	(529)	7,532	833
Income taxes receivable/payable	(3,566)	(890)	1,527
Billings in excess of costs and estimated earnings on uncompleted contracts	5,935	7,282	635
Accrued pension and other post-retirement benefits	1,029	687	70
Other liabilities	10,583	(324)	(1,790)
Net cash provided	72,594	62,146	51,022

Cash Flows From Investing Activities:
Capital expenditures	(77,459)	(77,018)	(49,867)
Business acquisition	—	(2,298)	—
Proceeds from sale of property	16	—	609
Net cash used	(77,443)	(79,316)	(49,258)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	35,797	1,173	876
Proceeds from stock option exercises	309	690	3,911
Tax benefits from exercise of stock-based awards	80	150	835
Receipt of advances for and contributions in aid of construction	3,450	4,892	7,073
Refunds on advances for construction	(3,876)	(3,603)	(4,179)
Retirement or repayments of long-term debt	(611)	(663)	(601)
Proceeds from issuance of long-term debt, net of issuance costs	39,750	—	—
Net change in notes payable to banks	(57,300)	37,500	5,200
Dividends paid	(18,098)	(17,257)	(16,339)
Other	(250)	(127)	(65)
Net cash provided (used)	(749)	22,755	(3,289)

Net increase (decrease) in cash and cash equivalents	(5,598)	5,585	(1,525)
Cash and cash equivalents, beginning of year	7,283	1,698	3,223
Cash and cash equivalents, end of year	$1,685	$7,283	$1,698

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2009	2008
Assets

Utility Plant, at cost
Water	$1,061,345	$985,641
Electric	67,248	66,513
	1,128,593	1,052,154
Less — accumulated depreciation	(352,574)	(326,089)
	776,019	726,065
Construction work in progress	43,025	51,778
Net utility plant	819,044	777,843

Other Property and Investments	8,738	7,719
	8,738	7,719
Current Assets
Cash and cash equivalents	1,096	3,812
Accounts receivable-customers, less allowance for doubtful accounts	16,193	13,969
Unbilled revenue	17,835	17,641
Inter-company receivable	372	309
Other accounts receivable, less allowance for doubtful accounts	8,044	4,348
Income taxes receivable from Parent	2,496	—
Materials and supplies	1,679	1,543
Regulatory assets — current	12,267	16,018
Prepayments and other current assets	3,144	2,714
Deferred income taxes — current	5,146	2,144
Total current assets	68,272	62,498

Regulatory and Other Assets
Regulatory assets	110,420	104,521
Other accounts receivable	5,717	8,167
Other	9,654	9,402
Total regulatory and other assets	125,791	122,090
Total Assets	$1,021,845	$970,150

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2009	2008
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$331,530	$324,533
Long-term debt	300,221	260,561
Total capitalization	631,751	585,094

Current Liabilities
Long-term debt — current	365	326
Accounts payable	26,829	25,897
Inter-company payable	7,551	18,392
Income taxes payable to Parent	—	2,794
Accrued employee expenses	6,338	4,940
Accrued interest	3,256	2,391
Regulatory liabilities — current	113	—
Unrealized loss on purchased power contracts	7,338	—
Deferred income taxes— current	—	39
Other	22,136	13,245
Total current liabilities	73,926	68,024

Other Credits
Advances for construction	79,443	80,977
Contributions in aid of construction — net	91,519	89,519
Deferred income taxes	94,418	83,765
Unamortized investment tax credits	2,154	2,245
Accrued pension and other post-retirement benefits	40,158	52,235
Other	8,476	8,291
Total other credits	316,168	317,032

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,021,845	$970,150

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2009	2008
Common Shareholder’s Equity:
Common shares, no par value, Outstanding: 134 shares in 2009 and 2008	$195,821	$194,728
Earnings reinvested in the business	135,709	129,805
	331,530	324,533

Long-Term Debt
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,835	7,865
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,685	4,719
Other Debt Instruments:
8.50% fixed rate obligation due 2012	541	721
Variable rate obligation due 2018	303	339
Capital lease obligations	122	143
	300,586	260,887
Less: Current maturities	(365)	(326)
	300,221	260,561
Total Capitalization	$631,751	$585,094

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2009	2008	2007
Operating Revenues
Water	$265,197	$240,464	$230,178
Electric	28,922	28,424	28,574
Total operating revenues	294,119	268,888	258,752

Operating Expenses
Water purchased	44,972	45,815	44,583
Power purchased for pumping	9,657	9,818	9,972
Groundwater production assessment	11,563	10,623	9,944
Power purchased for resale	12,853	13,616	14,199
Unrealized gain on purchased power contracts	—	(1,554)	(2,100)
Supply cost balancing accounts	12,434	(387)	(1,962)
Other operation expenses	25,296	24,781	23,045
Administrative and general expenses	57,120	49,897	44,330
Depreciation and amortization	30,867	28,997	27,051
Maintenance	14,318	13,431	14,721
Property and other taxes	11,568	10,933	10,854
Net gain on sale of property	(15)	—	(591)
Total operating expenses	230,633	205,970	194,046

Operating Income	63,486	62,918	64,706

Other Income and Expenses
Interest expense	(21,398)	(19,651)	(20,063)
Interest income	898	1,774	2,111
Other	196	53	225
Total other income and expenses	(20,304)	(17,824)	(17,727)

Income from operations before income tax expense	43,182	45,094	46,979

Income tax expense	17,809	17,275	20,079

Net Income	$25,373	$27,819	$26,900

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CHANGES IN

COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total

Balances at December 31, 2006	122	$161,459	$105,506	$266,965
Cumulative effect of adopting accounting guidance on tax uncertainties			185	185

Add:
Net income			26,900	26,900
Tax benefit from employee stock options		772		772
Compensation on stock based awards		881		881
Dividend equivalent rights on stock-based awards not paid in cash		68		68
Deduct:
Dividends on Common Shares			17,200	17,200
Dividend equivalent rights on stock-based awards, net of tax effect			130	130

Balances at December 31, 2007	122	163,180	115,261	278,441
Add:
Net income			27,819	27,819
Issuance of Common Shares to Parent	12	30,000		30,000
Tax benefit from employee stock options		149		149
Compensation on stock based awards		1,324		1,324
Dividend equivalent rights on stock-based awards not paid in cash		75		75
Deduct:
Dividends on Common Shares			13,200	13,200
Dividend equivalent rights on stock-based awards, net of tax effect			75	75

Balances at December 31, 2008	134	194,728	129,805	324,533
Add:
Net income			25,373	25,373
Tax benefit from employee stock options		79		79
Compensation on stock based awards		945		945
Dividend equivalent rights on stock-based awards not paid in cash		69		69
Deduct:
Dividends on Common Shares			19,400	19,400
Dividend equivalent rights on stock-based awards, net of tax effect			69	69

Balances at December 31, 2009	134	$195,821	$135,709	$331,530

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$25,373	$27,819	$26,900
Adjustments for non-cash items:
Depreciation and amortization	30,867	28,997	27,051
Net gain on sale of property	(15)	—	(591)
Provision for doubtful accounts	977	1,021	434
Deferred income taxes and investment tax credits	7,994	4,696	1,812
Unrealized gain on purchased power contracts	—	(1,554)	(2,100)
Equity earnings from investment	(87)	(53)	(225)
Stock-based compensation expense	946	1,199	764
Other — net	741	478	680
Changes in assets and liabilities:
Accounts receivable — customers	(3,201)	899	(1,562)
Unbilled revenue	(194)	(1,940)	(330)
Other accounts receivable	(1,246)	255	335
Materials and supplies	(136)	19	(12)
Prepayments and other assets	(430)	(119)	2,080
Regulatory assets - supply cost balancing accounts	12,434	(387)	(1,962)
Other assets (including other regulatory assets)	(19,739)	(538)	(4,091)
Accounts payable	2,722	1,819	310
Inter-company receivable/payable	(304)	304	(550)
Income taxes receivable/payable from/to Parent	(5,290)	325	1,016
Accrued pension and other post-retirement benefits	1,029	687	70
Other liabilities	10,388	(822)	(1,672)
Net cash provided	62,829	63,105	48,357

Cash Flows From Investing Activities:
Capital expenditures	(74,571)	(73,092)	(46,725)
Proceeds from sale of property	16	—	609
Net cash used	(74,555)	(73,092)	(46,116)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	39,750	—	—
Tax benefits from exercise of stock-based awards	79	149	772
Proceeds from issuance of Common Shares to Parent	—	30,000	—
Receipt of advances for and contributions in aid of construction	3,346	4,550	6,609
Refunds on advances for construction	(3,639)	(3,220)	(3,979)
Repayments of long-term debt	(301)	(363)	(321)
Net change in inter-company borrowings	(10,600)	(5,390)	11,590
Common dividends paid	(19,400)	(13,200)	(17,200)
Other	(225)	(116)	(58)
Net cash provided (used)	9,010	12,410	(2,587)

Net increase (decrease) in cash and cash equivalents	(2,716)	2,423	(346)

Cash and cash equivalents, beginning of year	3,812	1,389	1,735

Cash and cash equivalents, end of year	$1,096	$3,812	$1,389

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  AWR and its subsidiaries may be collectively referred to herein as “Registrant” or  the Company.  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 255,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. ASUS performs water and wastewater services and operations on a contract basis. Through its wholly-owned subsidiaries, ASUS has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances, changes in laws and regulations and changes in wages and fringe benefits to the extent provided in each of the contracts. There is no direct regulatory oversight by either the CPUC or the ACC of AWR or the operation or rates of the contracted services provided by ASUS or any of its wholly owned subsidiaries.  AWR’s assets, revenues and operations are primarily those of GSWC.

Basis of Presentation:  The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified.

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

Related Party Transactions:  AWR’s subsidiaries provide and receive various services to and from their parent, AWR, and among themselves.  In addition, AWR has a $115 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of its operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of December 31, 2009 and 2008. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed allocation factors. AWR owns all of the outstanding common stock of GSWC, CCWC and ASUS.  ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries.

Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC, ACC and the Federal Energy Regulatory Commission (“FERC”). The utility subsidiaries, GSWC and CCWC, have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation.  This guidance sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator.

Under such accounting guidance, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2009 and 2008.

Property and Depreciation: GSWC and CCWC capitalize, as utility plant, the cost of additions, betterments and replacements of retired units. Such cost includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable accumulated depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the regulator, is recorded as an acquisition adjustment within utility plant. At December 31, 2009, utility plant includes a net credit acquisition adjustment of $8.8 million for GSWC, which is generally being amortized over approximately 30 years as permitted by the CPUC. Amortization of the acquisition adjustments totaled $374,000 for each of the three years ended December 31, 2009.

Depreciation is computed on the straight-line, remaining-life basis, based on depreciable plant as of the beginning of each year in accordance with Registrant’s ratemaking process. The aggregate provisions for depreciation for GSWC approximated 3.4% for its water distribution unit, and approximately 3.7% for its electric unit for the years 2009, 2008 and 2007. The aggregate provision for depreciation for CCWC was approximately 3.8% for 2009, 2008 and 2007. Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs are charged to the accumulated provision for depreciation.  Property owned and depreciation recorded by ASUS and its subsidiaries are not material to Registrant’s financial statements.

Estimated useful lives of Registrant’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 55 years
Generation	40 years
Other plant	7 years to 40 years

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC and ACC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.   During the year ended December 31, 2007, an impairment loss of approximately $53,000 was recorded in “Other Operating Expenses” as a result of the disallowance of certain capital costs by the CPUC and ACC. For the years ended December 31, 2009 and 2008, no write-downs were required.

Goodwill:  At December 31, 2009, Registrant had approximately $4.4 million of goodwill included in “Other Property and Investments.”  Approximately $3.3 million of the goodwill arose during Registrant’s acquisition of CCWC in October 2000 and represents the remaining difference between the aggregate purchase price and the fair value of CCWC’s net assets acquired.  CCWC’s goodwill is reduced on an ongoing basis to reflect the total tax benefit realized from amortizing, for tax purposes, the excess of tax over book goodwill basis in accordance with guidance on accounting for income taxes.  The remaining $1.1 million of the goodwill arose from ASUS’ 2008 acquisition of a subcontractor’s business more fully discussed in Note 19.

In accordance with the accounting guidance for goodwill and other intangibles, goodwill is tested for impairment at least annually on December 31 and more frequently if circumstances indicate that it may be impaired. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.   Registrant uses the terminal multiple valuation method in estimating fair value which assumes a business will be sold at the end of the projection period at a specific terminal multiple.  Earnings and discounted cash flows were developed from Registrant’s internal forecasts.  Additionally, management must make an estimate of a weighted average cost of capital to be used as a discount rate, which takes into account certain risk and size premiums, long-term bond yields, and the capital structure of the industry. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the impairment model, which could significantly change the amount of any impairment ultimately recorded.

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

During the fourth quarter ended December 31, 2008, based on a combination of factors, including the recent economic downturn, as well as the current regulatory environment in Arizona resulting in regulatory lags and lower than anticipated rate increases, Registrant determined that its goodwill for CCWC was impaired and recorded a charge of $7.7 million.  The current impairment analysis performed for 2009 did not indicate impairment had occurred for the current amount of $3.3 million in goodwill for CCWC or the $1.1 million in goodwill for ASUS.  The changes in the carrying amount of goodwill, as allocated between the reporting units, for the years ended December 31, 2009 and 2008 are summarized as follows:

(in thousands):	CCWC	ASUS	Total
Goodwill at December 31, 2007	$11,353	$—	$11,353
Additions from acquisitions	—	1,116	1,116
Impairment	(7,700)	—	(7,700)
Income tax amortization	(159)	—	(159)
Goodwill at December 31, 2008	3,494	1,116	4,610
Income tax amortization	(173)	—	(173)
Goodwill at December 31, 2009	$3,321	$1,116	$4,437

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. The Company’s cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on historical write-off experience and the aging of account balances. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required. Other accounts receivable consist of amounts due from third parties (non-customers) for various reasons including amounts due from contractors, amounts due under settlement agreements, and amounts due from the U.S. government pursuant to awarded contracts to operate and maintain, and provide construction services for the water and/or wastewater systems at military bases. The allowance for these other accounts receivable is based on Registrant’s evaluation of the receivable portfolio under current conditions and a review of specific problems and such other factors that, in Registrant’s judgment,  should be considered in estimating losses.  Allowances for doubtful accounts are more fully disclosed in Note 17.

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

Water and Electric Operating Revenues: GSWC and CCWC record water and electric utility operating revenues when the service is provided to customers. Revenues include amounts billed to customers on a cycle basis based on meter reading for services provided and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period. The unbilled revenues are based on customer billings subsequent to year end which are used to compile the actual unbilled consumption as of the year end reporting period.  Flat-rate customers are billed in advance at the beginning of the service period and are reported as deferred revenues. Revenue from flat-rate customers is deferred and adjustments are calculated to determine the revenue related to the applicable period. In addition, with the adoption of the Water Revenue Adjustment Mechanism (“WRAM”) and the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) by the CPUC, GSWC began recording the difference between what is billed to its regulated customers and that which is authorized by the CPUC.

Other Operating Revenues:  Revenues from non-regulated operations and maintenance agreements are recognized when services have been rendered to companies, municipalities or the U.S. government under such agreements. Revenues from fixed-price construction contracts with the U.S. government are recognized on the percentage-of-completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on contracts not yet completed.   The amount of revenue recognized is based on costs expended to date and is measured by the percentage of actual costs to-date to the estimated total cost for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Contract costs include all direct material and labor costs charged by subcontractors and indirect costs related to contract performance, such as indirect labor, supplies, and tools. The factors considered in including such costs in revenues and expenses are that ASUS: (i) is the primary obligor in these arrangements with the U.S. government; (ii) has latitude in establishing pricing; and (iii) bears credit risk in the collection of receivables from the U.S. government.  Administrative and general costs are charged to expense as incurred.

Precontract costs are generally expensed unless it is probable that ASUS will be awarded the specific anticipated contract, in which case ASUS capitalizes precontract costs incurred.  Capitalized precontract costs have been immaterial to date.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.  Amounts expected to be earned/collected in the next 12-months have been classified as current.

Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are capitalized and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding as Registrant normally receives recovery of these costs in rates.

Other Credits and Liabilities: For GSWC, advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are generally refundable at rates ranging from 10% to 22% of the revenue received from the installations for which funds were advanced or in equal annual installments, generally over 40 years. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main. For CCWC, advances for construction represent amounts advanced by developers which are refundable over 10 to 20 years. Refund amounts under the CCWC contracts are based on annual revenues from the extensions, as authorized by the ACC. After all refunds are made, any remaining balance is transferred to contributions-in-aid of construction.  Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC and CCWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property. During 2009, 2008 and 2007, approximately $1.1 million, $1.1 million and $2.6 million, respectively, of advances that expired were transferred to contributions-in-aid of construction. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property.

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by the utility subsidiaries. Rates available to the utility subsidiaries at December 31, 2009 and 2008 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2009		2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$300,586	$335,217	$260,887	$304,069
Long-term debt—CCWC	5,975	5,623	6,285	6,123
Total AWR	$306,561	$340,840	$267,172	$310,192

Stock Options: Registrant has two stock incentive plans for employees, the 2000 Stock Incentive Plan, or 2000 Employee Plan, and the 2008 Stock Incentive Plan, or 2008 Employee Plan, and a stock incentive plan for directors, the 2003 Non-Employee Directors Stock Plan, or 2003 Directors Plan, which are described more fully in Note 12.  Registrant applies the provisions in the accounting guidance for share-based payments in accounting for all of its stock-based awards. See Note 12 for further discussion.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $2.9 million, $2.6 million and $2.7 million the years ended December 31, 2009, 2008 and 2007, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of ASUS’s ability to be reimbursed by the U.S. government under its 50-year contracts to operate and maintain the water and/or wastewater systems at military basis.  The non-income tax assessments are accounted for on a gross basis and totaled $726,000 and $715,000 during the years ended December 31, 2009 and 2008, respectively.

Recently Adopted Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on fair value measurements, defining fair value and establishing the framework for measuring fair value in accordance with generally accepted accounting principles and expanding disclosures about fair value measurements.  In 2008, FASB deferred the effective date of this guidance for certain nonfinancial assets and liabilities until January 1, 2009.  Accordingly, enhanced disclosures regarding nonfinancial assets such as Registrant’s goodwill as of December 31, 2009 are disclosed in Note 1.

In December 2007, the FASB issued revised authoritative guidance on business combinations which establishes principles and requirements for how the acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the assets acquired, (ii) recognizes and measures the goodwill acquired in the business combination, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In addition, this revised guidance also requires acquisition-related costs to be expensed in the period in which the costs are incurred and services received instead of including such costs as part of acquisition price.  The guidance was effective for the Company beginning January 1, 2009 and did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.  Any business combinations that Registrant may engage in subsequent to this date will be recorded and disclosed under the new guidance.

In December 2007, the FASB also amended authoritative guidance on non-controlling interests in consolidated financial statements.   The objective of this guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The amended guidance was effective for the Company beginning January 1, 2009 and did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows.

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

In December 2008, the FASB amended its guidance on disclosures about post-retirement benefit plans to require additional disclosures about plan assets held in an employer’s defined benefit pension or other post-retirement plan, and to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance on fair value measurements,  and (iv) significant concentrations of risk within plan assets.  The amended guidance was effective for the Company beginning December 31, 2009 and did not have any impact on Registrant’s consolidated financial position, results of operations or cash flows. The adoption of the new guidance did result in enhanced disclosure of Registrant’s pension and post-retirement plans as discussed in Note 11.

In April 2009, the FASB issued guidance requiring disclosures beginning in the second quarter of 2009 about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim and annual reporting periods. Since this new guidance impacts disclosure only, the adoption of this position did not have an impact on Registrant’s consolidated results of operations, financial position or cash flows.  This enhanced disclosure was provided in Registrant’s interim reports.

In May 2009, the FASB issued guidance on subsequent events, establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued. This guidance was effective beginning in the second quarter of 2009 and impacted disclosure only.  Registrant has performed an evaluation of subsequent events through March 12, 2010, which is the date the financial statements were issued.

In June 2009, the FASB issued guidance on the codification of generally accepted accounting principles (“GAAP”). This guidance was effective for the Company beginning in the third quarter of 2009.  The FASB Accounting Standards Codification became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification superseded all then-existing accounting and reporting standards, other than rules and interpretative releases issued by the SEC. The adoption of the new guidance did not have any impact on the Company’s financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements:  In June 2009, the FASB issued revised guidance which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred assets. Generally accepted accounting principles no longer include the concept of qualifying special purpose entity.  The revised guidance also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This revised guidance is effective for the Company beginning January 1, 2010 and is not expected to have any impact on Registrant’s consolidated results of operations, financial position or cash flows.

In June 2009, the FASB amended the guidance on consolidation for variable interest entities. The new guidance requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity.  This guidance also amends how to determine whether an entity is a variable interest entity. A company must now disclose how its involvement with a variable interest entity affects the company’s financial statements and disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. This guidance is effective for the Company beginning January 1, 2010 and is not expected to have any impact on the Registrant’s consolidated results of operations, financial position or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At December 31, 2009, Registrant had approximately $46.7 million of regulatory assets not accruing carrying costs. Of this amount, $27.8 million relates to the underfunded positions of the pension and other post-retirement obligations, $6.7 million relates to deferred income taxes representing accelerated tax benefits flowed through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, $7.3 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contracts over the life of the contract, and $1.5 million related to general rate case memorandum accounts to be recovered within 12 months.  The remainder relates to other expenses that do not provide for recovery of carrying costs that Registrant expects to recover in rates over a short period.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	December 31,
(In thousands)	2009	2008
GSWC
Electric supply cost balancing account	$13,111	$16,077
Water supply cost balancing accounts	4,717	11,807
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	21,168	825
Base Revenue Requirement Adjustment Mechanism	106	—
Water Conservation Memorandum Account	1,985	—
Costs deferred for future recovery on Aerojet case	19,676	20,613
Pensions and other post-retirement obligations	27,833	40,939
Derivative unrealized loss	7,338	—
Flow-through taxes, net (Note 10)	6,661	7,134
Electric transmission line abandonment costs	2,828	3,001
Asset retirement obligations	3,826	3,646
Low income rate assistance balancing accounts	4,764	4,758
General rate case memorandum accounts	1,451	4,922
Santa Maria adjudication memorandum accounts	3,895	4,011
Refund of water right lease revenues	(1,806)	(2,360)
Other regulatory assets, net	5,021	5,166
Total GSWC	$122,574	$120,539
CCWC
Asset retirement obligations	$59	$55
Other regulatory liabilities, net	(1,213)	(427)
Total AWR	$121,420	$120,167

Supply Cost Balancing Accounts:

Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $13.1 million at December 31, 2009.  This balance is comprised of $9.3 million for changes in purchased energy and power system delivery costs including interest, further discussed below.  The remaining $3.8 million in the electric supply cost balancing account relates to the tariff charged to GSWC by Southern California Edison (“Edison”) for the abandonment of a transmission line upgrade, also discussed below.

Changes in purchased energy and power system delivery costs as compared to authorized rates have impacted the electric supply cost balancing account by $9.3 million as of December 31, 2009. The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of a 2001 settlement which was subsequently approved in a CPUC decision. The BVES division of GSWC is allowed to include its actual recorded purchased energy costs up to a weighted annual average cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account.  BVES began receiving power under a new purchased power contract on January 1, 2009.   The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $63.75 per MWh during 2009 as compared to $74.65 per MWh during 2008.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the years ended December 31, 2009 and 2008. During the year ended December 31, 2007, the amount expensed was $29,000.

Charges to GSWC by Edison associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is $38,137 per month.  The incremental costs of $3.8 million at December 31, 2009 not included in rates have been included in the balancing account at December 31, 2009 for subsequent recovery from customers, subject to CPUC approval.

The power system delivery costs are not subject to the $77 per MWh price cap referenced above.  Other components, such as interest accrued on the cumulative under-collected balance and power lost during transmission, also affect the balance of the electric supply cost balancing account.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001.  As a result of the surcharge, the $23.1 million under-collection incurred during the energy crisis in late 2000 and 2001 has now been fully recovered.  This surcharge will continue to decrease the electric supply cost balancing account through August 2011.

For the years ended December 31, 2009, 2008 and 2007, the under-collection decreased by approximately $3.0 million, $2.2 million, and $1.6 million, respectively.

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

For the years ended December 31, 2009, 2008 and 2007, approximately $1.1 million, $5.1 million, and $2.7 million of under-collections (including interest), respectively, were recorded in the water supply cost balancing accounts.  Amortization of surcharges that are in rates to recover under-collections from customers and surcredits that are in rates to refund over-collections to customers also increased or decreased the water supply cost balancing accounts, as applicable.  During the year ended December 31, 2009 and 2008, approximately $8.2 million and $1.8 million of surcharges were billed to customers to decrease the previously incurred under-collection in the water supply cost balancing accounts.   During the year ended December 31, 2007, approximately $990,000 was credited to customers to decrease the previously incurred over-collection in the water supply cost balancing accounts.

As of December 31, 2009, there is an approximately $4.7 million net under-collection in the water supply cost balancing accounts.  Of this amount, approximately $2.2 million relates to GSWC’s Region III customer service area.  The remaining $2.5 million net under-collection relates primarily to GSWC’s Region I.  Currently, there are surcharges in place at each of the three regions to recover these under-collections over a 12 month period.  In addition, in January 2010, the CPUC approved a 36-month surcharge in one of Region I’s ratemaking areas to begin recovering the under-collection prospectively.  When these surcharges expire, any unrecovered balances will be included for recovery in a future filing.

On August 21, 2008, the CPUC issued a final decision which approved a settlement agreement between GSWC and the CPUC’s Division of Ratepayer Advocates (“DRA”) regarding conservation rate design.  As a result of this decision, GSWC is permitted to establish a Modified Cost Balancing Account (“MCBA”) that will permit GSWC to recover supply costs related to changes in water supply mix in addition to rate changes by GSWC’s suppliers. GSWC implemented this MCBA for Regions II and III in late November 2008 and for Region I’s ratemaking areas in September 2009.  This account replaced the water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account was implemented.  See further discussion below under WRAM.

Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”):

With the adoption of the WRAM and the MCBA effective November 25, 2008 for Regions II and III and September 1, 2009 for Region I’s ratemaking areas, GSWC began recording the difference between what is billed to its regulated water customers and that which is authorized by the CPUC. Under the WRAM, GSWC records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues).  While the WRAM tracks volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenues consider the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a current asset or liability balancing account (tracked individually for each water region). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.

Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a current asset or liability balancing account (tracked individually for each water region).

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding ratemaking area.  These balances bear interest at the current 90 day commercial paper rate. When the net amount for Region II, Region III or any of the Region I ratemaking areas achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the accounts.  Account balances less than those levels may be refunded or collected in GSWC’s general rate case proceedings or aggregated with future calendar year balances for comparison with the pre-determined recovery level of 2.5 percent of adopted revenues. As of December 31, 2009, GSWC has a net aggregate regulatory asset of $21.2 million, which is comprised of a $23.9 million under-collection in the WRAM accounts and $2.7 million over-collection in the MCBA accounts.  In March 2010, GSWC filed an advice letter with the CPUC for recovery of the Region II and III WRAM, net of the MCBA and supply cost balancing accounts, of $18.3 million.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $990,000, $1.1 million, and $1.1 million was billed to customers during the years ended December 31, 2009, 2008 and 2007, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision.  Pursuant to the decision, additional interest of approximately $53,000, $445,000, and $1.1 million was added to the Aerojet litigation memorandum account during the years ended December 31, 2009, 2008 and 2007, respectively.

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

On April 7, 2006, GSWC filed an advice letter with the CPUC to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development. The Westborough development is within the defined area in the Aerojet settlement agreement.  The City of Folsom filed a protest of GSWC’s advice letter on April 27, 2006. On January 30, 2007, the CPUC rejected the advice letter without prejudice, and invited GSWC to re-file the advice letter once the City of Folsom protest was resolved, or file an application for CPUC approval of the service territory expansion.  In June 2007, GSWC signed an agreement with the City of Folsom and the City agreed not to contest GSWC’s providing water service to Westborough and relinquished all claims concerning GSWC’s providing water service to the area. As compensation to the City of Folsom to resolve its claim, GSWC has agreed to pay the City of Folsom $550,000. Aerojet has agreed to reimburse GSWC for 50%, or $275,000, of the settlement payment. As of December 31, 2009, GSWC has recorded an obligation of $550,000 to the City of Folsom and an additional receivable of $275,000 from Aerojet for the amount to be reimbursed.  During the third quarter of 2007, GSWC filed a second advice letter after resolving the issue with the City of Folsom. That advice letter was subsequently protested by the Sacramento County Water Agency (“SCWA”).  During the second quarter of 2008, the objections raised by SCWA in their protest were removed.  GSWC intends to file again with the CPUC to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development upon completion of the development of a regional water supply solution for the area.

It is management’s intention to offset certain proceeds from the housing development by Aerojet in the Westborough areas, pursuant to the settlement agreement, against the balance in this litigation memorandum account.  At this time, management believes the full balance of the Aerojet litigation memorandum account will be collected.

Pensions and Other Post-Retirement Obligations:

As more fully discussed in Note 11, the fair value of the pension plan assets as of December 31, 2009 increased by approximately 26.4% since December 31, 2008.  As a result, for the year ended December 31, 2009, Registrant’s underfunded position decreased by $12.2 million to $29.1 million as compared to $41.3 million as of December 31, 2008.  There was a significant increase in the underfunded status of the pension plan during 2008, partially due to an increase in the projected benefit obligation in 2008 caused primarily from a decrease in the discount rate, as well as a significant decrease in the fair value of plan assets.

In March 2009, GSWC filed an advice letter with the CPUC requesting authorization to establish a Pension Costs Memorandum Account to track the difference between the pension costs authorized by the CPUC and included in customer rates, and actual pension costs in 2009.   The CPUC denied this request indicating that amounts established in the previous general rate case will remain in effect.  GSWC also amended its current rate case application to request a two-way balancing account to track fluctuations in the forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011 and 2012 in accordance with the accounting guidance for pension costs.  If approved as filed, GSWC will establish a regulatory asset or liability in those years, for any shortfalls or excesses in this account. Pension expense historically is included in rates based on an actuarial estimate. Management expects to continue to recoup the full amount in rates.

Electric Transmission Line Abandonment Costs:

The ability of GSWC to deliver purchased power to customers in its BVES customer service area is limited by the ability of the transmission facilities owned by Edison to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, GSWC and Edison agreed to settle this suit. Under the terms of the settlement agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison. Edison filed an application with the FERC for approval to treat the entire $5 million settlement payment as an abandoned project cost to be included in Edison’s wholesale tariff charged to GSWC. A liability to Edison with a corresponding regulatory asset of $5.0 million was established at the time of settlement.

GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of $38,137 to be included in Edison’s monthly tariff, discussed previously. Since the tariff was approved by the FERC, the $1.4 million lump sum payment was recorded in the electric supply cost balancing account, which decreased this regulatory asset balance. In addition, monthly payments of $38,137 per month made to Edison during the years ended December 31, 2009, 2008 and 2007, as discussed previously, have also been included in the electric supply cost balancing account, the principal of which would also decrease the regulatory asset account.  Management believes that it is probable that the CPUC will permit GSWC to recover the rates authorized by and on file with FERC in connection with the Edison settlement.

Asset Retirement Obligations:

As more fully discussed in Note 3, effective January 1, 2003, Registrant adopted authoritative guidance for accounting for asset retirement obligations.  Because retirement costs have historically been recovered through rates at the time of retirement, upon implementing this guidance, the cumulative effect was reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

Low Income Balancing Accounts:

This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s Regions and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a 15% discount for qualified low-income water customers and 20% for electric customers. The low income balancing account was established in May 2002 to track all the discounts and costs related to this program for future recovery in rates. The Company anticipates that discounts for low income families will be incorporated in GSWC’s base rates to customers.  GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper.  In January 2007, the CPUC approved the recovery of $744,000 in Region III’s low income balance over a 12-month period effective January 1, 2007.  In August 2008, the CPUC approved the recovery of $2.7 million in Region II’s low income balancing account over a 12-month period effective August 28, 2008.  During 2008, GSWC also implemented a low income rate program in Region I in connection with its January 2008 general rate case decision.  As of December 31, 2009, there is an aggregate $4.8 million under-collection in the low income balancing accounts.  GSWC intends to file for recovery of the remaining uncollected low income balances.

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

As a result of these decisions, GSWC recorded approximately $7.2 million as a non-yielding regulatory asset with a corresponding increase to revenues during the fourth quarter of 2007 related to additional revenues. This represents the revenue difference between the interim rates implemented on January 1, 2007 and the final rates authorized by the CPUC for the period from January 1 through December 20, 2007, the date when the new tariff rates were fully implemented.  A surcharge was implemented February 2008 to recover the retroactive revenues over 24 months.  The decision also changed the revenue requirement related to the adopted rates for Region II supply cost balancing accounts, also retroactive to January 1, 2007. At the time of the final decision, an under-collection of $2.5 million which had been recorded in the Region II supply cost balancing account throughout 2007 was reversed in November 2007 reducing this regulatory asset.

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

As of December 31, 2009, there is an aggregate $1.5 million in the general rate case memorandum accounts.

Santa Maria Adjudication Memorandum Accounts:

GSWC has incurred costs of approximately $7.2 million as of December 31, 2009, including legal and expert witness fees, in defending its rights to the groundwater supply in the Santa Maria Basin for use by its customers in Santa Barbara and San Luis Obispo Counties. Such costs had been recorded in utility plant for future rate recovery.

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

GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period. This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge has been implemented in the third quarter of 2007 for recovery of these costs. A rate surcharge generating approximately $309,000, $325,000 and $237,000 was billed to customers during the years ended December 31, 2009, 2008 and 2007, respectively.

All litigation costs, including interest that have been incurred since December 31, 2005 totaling approximately $1.7 million, have also been transferred from rate base to a separate memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  In April 2008, the Administrative Law Judge closed the proceeding without ruling on the stipulation or authorizing recovery of the remaining costs. The ruling directed GSWC to file a new application. In accordance with this ruling, GSWC filed a new application as part of its Region I general rate case filed with the CPUC in January 2010.  Management believes that these additional costs will be approved and that recovery of these costs through rates is probable.

Refund of Water Right Lease Revenues:

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. Pursuant to the order, GSWC recorded a $6.2 million regulatory liability with a corresponding charge against non-operating income, net of taxes, during the fourth quarter of 2003. A final amount of the refund was approved by the CPUC in June 2004 and GSWC adjusted its estimate to the approved refund amount of $5.2 million.  Refunds of approximately $554,000, $585,000, and $620,000 were provided to customers during the years ended December 31, 2009, 2008 and 2007, respectively. The refunds will be made over a 9-year period which commenced in June 2004.

Pursuant to the March 2004 CPUC order, the apportionment of any lease revenues that GSWC collects commencing in January 2004 was to be determined by a later decision. Pending that later decision and beginning in the first quarter of 2004, all amounts billed to the City of Folsom had been included in a regulatory liability account and no amounts were recognized as revenue until uncertainties about this matter were resolved with the CPUC. On April 13, 2006, the CPUC authorized GSWC to reinvest all lease revenues received from the City of Folsom since January 2004, inclusive of the balances in the regulatory liability accounts, in water system infrastructure and to include such investments in the rate base upon which GSWC earns a rate of return. As a result, GSWC transferred approximately $2.3 million of water rights lease revenues received from the City of Folsom in 2004 and 2005 from the regulatory liability account into other water revenues in the first quarter of 2006. GSWC also recorded additional other water revenues of approximately $1.4 million, $1.3 million, and $1.3 million reflecting lease revenues from the City of Folsom for the years ended December 31, 2009, 2008 and 2007, respectively.

BVES Generation Facility Capital-Related Memorandum Account:

In April 2005, new customer rates went into effect related to the 8.4 megawatt (“MW”) natural gas-fueled generation plant, which has resulted in an increase of approximately $2.3 million in annual revenue based on an estimated total capital-related cost of $13 million. The rates are subject to refund pending the CPUC’s final cost review. The CPUC also ordered GSWC to establish a Capital-Related Memorandum Account (“CAPMA”) to track the capital-related costs of the generation plant. If actual recorded costs in the memorandum account are less than the costs authorized by the CPUC of $13 million, the revenue requirement for the difference is to be refunded to ratepayers. During the third quarter of 2007, GSWC received vendor credits of approximately $851,000, which reduced the actual recorded costs of the generation plant below $13 million.  As a result of these credits, GSWC began recording a regulatory liability with a corresponding reduction in electric revenues due to this over-collection and probable refunds to customers related to the 8.4 MW natural gas-fueled generation plant.  As part of the settlement agreement reached by the DRA and GSWC in the recent BVES general rate case, it was agreed that the $436,000 revenue requirement for the difference be refunded to customers via a surcredit over a four-month period from December 1, 2009 through March 31, 2010.  The balance remaining at the end of this period will be transferred to the BRRAM account.  Refunds of approximately $60,000 were provided to customers for the year ended December 31, 2009.  As of December 31, 2009, approximately $376,000 remained in the CAPMA account as a regulatory liability.

Environmental Clean-Up and Remediation:

GSWC has included in other regulatory assets as of December 31, 2009 approximately $1.4 million of additional estimated costs to remediate and clean-up two of its plant sites for soil contamination.  One site contained an underground storage tank which was used to store gasoline.  Amounts paid by GSWC in the past for this site have been included in rate-base and approved by the CPUC for recovery.  The ultimate cost may vary as there are many unknowns in remediation of underground gasoline leakage and this is an estimate based on currently available information.  At a separate plant site, hyrdrocarbon contaminated soil was found where an abandoned water tank was demolished.  The contamination appears to be shallow and likely the result of past corrosion control practices.  GSWC has contracted clean-up work to be performed, which is currently estimated to be approximately $110,000.  Management believes it is probable that the estimated cleanup costs for both sites will be approved for recovery in rates.

Deferred Rate Case Costs:

Included in GSWC’s other regulatory assets are deferred rate case costs totaling $3.6 million. These are direct costs consisting primarily of outside consulting services, which have been incurred in connection with the preparation and processing of a general rate case.  Historically, GSWC has deferred these costs as a regulatory asset which are then recovered in rates and amortized over the term of a rate case cycle once the new rates go into effect.  In the current general rate case for Regions II and III and the general office, the DRA is challenging GSWC’s historical practice of deferring these costs with subsequent recovery upon the effective date of the new rates.  Instead, DRA believes that rate case costs should be projected for future periods and recovered prospectively.   Management believes that DRA’s rationale and recommendations are inconsistent with GSWC’s historical practice of deferring and recovering rate case expenses associated with the current GRC.  This practice has not been challenged by the CPUC in prior rate cases.  GSWC will vigorously defend its position.  However, if DRA prevails, GSWC may be required to write-off approximately $2.4 million as of December 31, 2009 related to the current water rate case.  The final resolution of this issue is expected in September 2010 as part of the CPUC’s final decision in the Region II and III general rate case.  At this time, GSWC is unable to predict the outcome of this matter.

La Serena Plant Improvement Project:

In January 2008, the CPUC approved Region I’s general rate case effective for years 2008, 2009, and 2010.  On March 3, 2008, the DRA filed an application for rehearing of this decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  In September 2008, the CPUC granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  The project is currently in rate base and the earnings have been included in rates since January 1, 2008.  At this time, management believes it is probable that the costs of this project will be allowed to remain in rate base.  The final resolution of this issue is expected in September 2010 as part of the CPUC’s final decision in the Region II and III general rate case.

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

In 2005, CCWC recognized a net gain of $760,000 related to this settlement agreement and established a regulatory liability for the remaining $760,000 pending ACC review of this matter.  On October 8, 2009, the ACC made a final ruling ordering CCWC to treat the entire gain of $1,520,000 from the settlement agreement with FHSD as a reduction to rate base. As a result, CCWC has recorded a loss of $760,000 during the third quarter of 2009.  This effectively reverses the original gain recorded in 2005.  In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.  The ACC granted CCWC’s request to hold a rehearing on the issues.  On January 27, 2010, a procedural conference was held with the judge and the staff of the ACC involved in the rate case to address a schedule for the rehearing. The rehearing is now scheduled for April 9, 2010.

Other Regulatory Matters:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects totaling approximately $24.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC including recent data requests which asked for information prior to 1994.  Should the CPUC investigation result in a proposed disallowance of certain previously capitalized costs, such costs, and potentially any return earned on such costs, may be required to be refunded to the customers upon settlement of the proposed disallowance, if any, resulting in a charge to operating income.  GSWC believes that the costs incurred related to the aforementioned construction projects were prudent and appropriately capitalized.  Management cannot predict the outcome of the investigation or audit at this time and is unable to reasonably estimate a potential loss related to items under the aforementioned investigation, as no formal claim has been made against GSWC to date.

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

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings indicated that BVES had not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. GSWC formally contested the potential penalty reflected in the compliance report. The CPUC considered the future timing and applicability of renewable energy resource requirements as they apply to smaller energy utilities like BVES and on May 30, 2008, the CPUC issued its final decision regarding the renewable responsibilities of small utilities (including BVES).  The final decision affirmed the renewable obligation targets for small utilities but also allowed small utilities to defer compliance under the CPUC’s flexible compliance rules.  BVES is continuing its efforts to procure renewable resources each year going forward, and where that may prove difficult because the market for such resources is very constrained, BVES will be required to describe in detail the problems that warrant further deferral, in accordance with the CPUC’s flexible compliance rules. Because the final decision deferred BVES’ interim target purchase levels for the years 2004 through 2007, management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier.  For the 2009 and 2008 years, BVES did not meet the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance  rules.  Accordingly, no provision for loss has been recorded in the financial statements as of December 31, 2009 or 2008.

In November 2009, GSWC entered into a ten-year contract to purchase renewable energy created from landfill gas.  The contract is subject to CPUC approval.  If approved, the contract will provide up to 3 megawatts at a fixed price of $110.0 per MWh.  In November 2009, GSWC also entered into a ten-year contract to purchase biogas to power BVES’s gas-fueled 8.4 MW generation facility.  This contract is also subject to CPUC approval.

Note 3 — Utility Plant

The following table shows Registrant’s utility plant by major class (in thousands):

	GSWC		AWR
	December 31,		December 31,
	2009	2008	2009	2008
Water
Land	$14,964	$13,968	$15,236	$14,240
Intangible assets	33,135	28,680	34,436	30,015
Source of water supply	65,996	63,121	69,370	68,166
Pumping	142,422	136,110	148,406	141,578
Water treatment	64,970	58,054	71,950	66,779
Transmission and distribution	669,405	618,057	713,012	658,577
General	70,453	67,651	76,843	72,483

	1,061,345	985,641	1,129,253	1,051,838
Electric
Transmission and distribution	47,550	46,740	47,550	46,740
Generation	12,547	12,547	12,547	12,547
General	7,151	7,226	7,151	7,226
	67,248	66,513	67,248	66,513

Less — accumulated depreciation	(352,574)	(326,089)	(373,301)	(346,022)

Construction work in progress	43,025	51,778	43,218	52,933

Net utility plant	$819,044	$777,843	$866,418	$825,262

Intangible Assets:

As of December 31, 2009 and 2008, intangible assets included in utility plant consists of the following:

	Weighted Average Amortization	GSWC December 31,		AWR December 31,
	Period	2009	2008	2009	2008

Amortized intangible assets:
Conservation	10 years	$9,433	$8,323	$9,433	$8,457
Water rights	22 years	8,124	8,124	8,124	8,304
Water planning studies	10 years	15,173	11,828	15,173	11,548
Total amortized intangible assets		32,730	28,275	32,730	28,309
Less — accumulated amortization		(12,093)	(10,458)	(12,094)	(10,458)
Net amortized intangible assets		$20,637	$17,817	$20,636	$17,851

Unamortized intangible assets:
Water rights		—	—	1,283	1,283
Other		405	405	423	423
Total unamortized intangible assets		$405	$405	$1,706	$1,706

For the years ended December 31, 2009, 2008 and 2007, amortization of intangible assets was $1.6 million, $1.4 million and $1.3 million, respectively.  Estimated future consolidated amortization expense related to intangible assets for the succeeding five years is at approximately $2.4 million, $2.4 million, $2.4 million, $2.0 million, $2.0 million and $9.4 million thereafter.

Asset Retirement Obligations:

Effective January 1, 2003, Registrant adopted accounting guidance for asset retirement obligations, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be properly capped at the time of removal. As such, the regulated subsidiaries of AWR incur asset retirement obligations. Retirement costs have historically been recovered through rates at the time of retirement. Accordingly, at implementation of the guidance for asset retirement obligations, the cumulative effect was reflected as a regulatory asset. Registrant will also reflect the gain or loss at settlement as a regulatory asset or liability on the balance sheet. With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as the Company believes that it will not be obligated to retire these assets.  In 2005, FASB issued accounting guidance for conditional asset retirement obligations, which had no impact on Registrant’s asset retirement obligations.

Amounts recorded for asset retirement obligations are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Estimating the fair value of the costs of removal were determined based on third party costs.

The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations, which is included in “Other Credits” on the balance sheets as of December 31, 2009 and 2008:

Asset Retirement Obligation (in thousands):	GSWC	CCWC	Total
Obligation at December 31, 2007	$3,755	$53	$3,808
Additional liabilities incurred in 2008	4	—	4
Liabilities settled in 2008	(248)	—	(248)
Accretion	340	4	344
Obligation at December 31, 2008	3,851	57	3,908
Additional liabilities incurred in 2009	17	—	17
Liabilities settled in 2009	(166)	—	(166)
Accretion	331	3	334
Obligation at December 31, 2009	$4,033	$60	$4,093

Note 4 — Derivative Instruments

Registrant had certain block-forward purchase power contracts that are subject to the accounting guidance for derivative instruments and hedging activities, as amended.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark.  Accounting guidance requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value. During 2002, GSWC became a party to block-forward purchase power contracts that qualified as derivative instruments. These contracts which became effective in November 2002 had not been designated as normal purchases and normal sales because they allowed for net settlement for power not taken.  Settlement of these contracts occurred on a cash or net basis through 2006 and occurred by physical delivery thereafter through the expiration of the contracts on December 31, 2008.

In October 2008, GSWC executed a new purchased power contract that permits GSWC to purchase power at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contract.  The new contract is also subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.  GSWC began receiving power under this contract on January 1, 2009. In May 2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.  At December 31, 2009 there was a $7.3 million cumulative unrealized loss which has been included in the memorandum account.  This memorandum account does not impact GSWC’s earnings.  For the years ended December 31, 2008 and 2007, $1.6 million and $2.1 million of unrealized gains, respectively, on purchase power contracts were recorded to GSWC’s earnings.

On a monthly basis, the related asset or liability is adjusted to reflect the fair market value at the end of the month.  Registrant adopted accounting guidance for fair value measurements effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  This guidance applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact in the adoption of this accounting guidance to the consolidated financial statements. However, the accounting guidance requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

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

The following table presents changes in the fair value of GSWC’s derivatives for the years ended December 31, 2009 and 2008.

(dollars in thousands)	2009	2008
Balance, at beginning of the period	$—	$(1,554)
Realized gain on purchased power contracts	—	1,554
Unrealized loss on purchased power contracts	(7,338)	—
Balance, at end of the period	$(7,338)	$—

For the year ended December 31, 2009, the unrealized losses were included in regulatory assets due to regulatory mechanisms in place effective January 1, 2009.  For the year ended December 31, 2008, the realized gains were included in operating expenses.

Note 5 — Military Privatization

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, subject to periodic prospective price redeterminations and modifications for changes in circumstances.

Under the economics of the agreements with the U.S. government, each of the Military Utility Privatization Subsidiaries should recover 100% of its investment in the assets of the water and wastewater systems acquired at the time of execution of the operation and maintenance agreements for each of the bases under the terms of the applicable 50-year service contract. A capital investment recovery charge in an amount equal to the payments due under the purchase obligation is paid to the Military Utility Privatization Subsidiaries by the U.S. government as a result of the purchase of the systems. Accordingly, Registrant recorded the purchase price obligation as a liability with an offsetting receivable of the same amount recorded against the liability, therefore, not impacting Registrant’s financial position.

The amounts charged by the Military Utility Privatization Subsidiaries for water and wastewater services at the respective military bases are based upon the terms of the 50-year contracts between the Military Utility Privatization Subsidiaries and the U.S. government. Under the terms of these agreements, the Military Utility Privatization Subsidiaries agreed to operate and maintain the water and/or wastewater systems at the respective bases for a monthly net fixed price for operation and maintenance, and for an amount to cover renewals and replacements for the first two years of the contract.  Under the terms of each of these contracts, prices are to be redetermined at the end of the initial two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.  These adjustments can be retrospective and/or prospective.  The Military Utility Privatization Subsidiaries have experienced delays in obtaining readjustment of prices and equitable adjustments as required by the terms of these contracts.

The fixed price for operation and maintenance is recorded in revenues on a monthly basis as the services are performed.  The fixed price received monthly for renewals and replacements on the water and wastewater systems includes a profit that is recognized on the percentage-of-completion method of accounting as the individual capital projects are completed.  From time to time, the U.S. government may modify the original contract to include new construction projects including capital upgrades.  However, earnings and cash flows from modifications to the original 50-year contracts with the U.S. government for new construction projects may or may not continue in future periods.

Each of the contracts may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the Military Utility Privatization Subsidiary performing the obligation under the contract.  In either event, each of the Military Utility Privatization Subsidiaries so impacted should be entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. Costs and estimated earnings on uncompleted contracts and amounts due from the U.S government as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Costs incurred on uncompleted contracts	$22,770	$17,390
Estimated earnings	11,187	4,818
Revenues recognized on uncompleted contracts	33,957	22,208
Less: Billings to date	(24,153)	(15,435)
	$9,804	$6,773

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,699	$18,733
Billings in excess of costs and estimated earnings on uncompleted contracts	(17,895)	(11,960)
	$9,804	$6,773

Receivable from the U.S. government, less allowance for doubtful accounts (1)	$4,245	$8,094

(1) Allowance for doubtful accounts was $67,000 and $121,000 as of December 31, 2009 and 2008, respectively.

In March 2009, ONUS filed a request for equitable adjustment related to a joint inventory report which indicated the quantity of the Fort Bragg infrastructure to be greater than what was assumed under the original 50-year contract.  On January 22, 2010, the U.S. government approved a $6.5 million equitable adjustment regarding this inventory. As a result of this contract modification, ASUS will record $3.1 million of revenues and operating income during the first quarter of 2010 (approximately $2.8 million of which is retroactive from the commencement of the contract in March 2008 to December 31, 2009).  The remaining $3.4 million is related to construction funds, which will be recorded as deferred revenue in the first quarter of 2010 to be recognized in revenues when the construction work is performed.

In March 2008, FBWS filed an REA as a claim with the U.S. government as a result of a determination that the infrastructure at Fort Bliss is substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.  In January 2010, FBWS and the U.S. government entered into a settlement agreement pursuant to which the U.S. government agreed to pay FBWS retroactive operation and maintenance management fees and retroactive renewal and replacement fees from the contract commencement date, October 1, 2004.  The payment of these funds is subject to availability of funding by the U.S. government.  As such, no amounts will be recorded until an executed contract modification is received from the U.S. government.  In addition, the settlement agreement provides that the first and second price redeterminations for FBWS required by the contract be waived.

Note 6 — Earnings Per Share and Capital Stock

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares (the “Common Shares”) that have been issued under AWR’s 2000 and 2008 Employee Plans and the 2003 Directors Plan. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

	Basic	For The Years Ended December 31,
	(in thousands, except per share amounts)	2009	2008	2007
	Net income	$29,531	$22,005	$28,030
Less: (a)	Distributed earnings to common shareholders	18,233	17,262	16,351
	Distributed earnings to participating securities	82	91	182
	Undistributed earnings	11,216	4,652	11,497

	(b) Undistributed earnings allocated to common shareholders	11,166	4,628	11,372
	Undistributed earnings allocated to participating securities	50	24	125

	Total income available to common shareholders, basic (a)+(b)	$29,399	$21,890	$27,723

	Weighted average Common Shares outstanding, basic	18,052	17,262	17,121
	Basic earnings per Common Share	$1.63	$1.27	$1.62

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At December 31, 2009, there were 669,503 stock options outstanding under these Plans. At December 31, 2009, there were also 87,233 restricted stock units outstanding. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Years Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Common shareholders earnings, basic	$29,399	$21,890	$27,723
Undistributed earnings for dilutive stock options (1)	50	24	—
Total common shareholders earnings, diluted	$29,449	$21,914	$27,723

Weighted average Common Shares outstanding, basic	18,052	17,262	17,121
Stock-based compensation (2)	136	132	56
Weighted average Common Shares outstanding, diluted	18,188	17,394	17,177
Diluted earnings per Common Share	$1.62	$1.26	$1.61

(1) Undistributed earnings allocated to participating securities were not included due to their antidilutive effect on diluted earnings per share.

(2) In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 669,503 stock options and 87,233 restricted stock units at December 31, 2009 were deemed to be outstanding in accordance with accounting guidance on earnings per share.

During the year ended December 31, 2009, Registrant issued 68,352 Common Shares under the Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”) and the 2000 and 2008 Employee Plans for $1,823,000.  There are 571,851 and 251,353 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively, at December 31, 2009.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and  investment by participants.  During the year ended December 31, 2008, Registrant issued 41,810 Common Shares under the Registrant’s DRP and the 2000 and 2008 Employee Plans for $1,173,000.  During the year ended December 31, 2007, Registrant issued 22,649 Common Shares under the Registrant’s DRP for $876,000. There were no Common Shares issued under Registrant’s 401(k) Plan in 2007.  In addition, during the years ended December 31, 2009 2008 and

2007, Registrant issued 12,922, 28,196 and 155,771 Common Shares for approximately $309,000, $690,000 and $3,911,000, respectively, as a result of the exercise of stock options.  During 2009, 2008 and 2007, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any subsidiaries of AWR.

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

During the years ended December 31, 2009, 2008 and 2007, Registrant repurchased in the open market 14,018, 36,509 and 9,449, respectively, Common Shares under the Registrant’s DRP and 401(k) Plan, which were used to satisfy the requirements of these plans and programs.

AWR has a registration statement on file with the SEC for issuance, from time to time, of Common Shares, Preferred Shares and/or debt securities.  As of December 31, 2009, $115 million was available for issuance of additional securities under this registration statement.

GSWC’s outstanding common shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.   In August 2008, the Board of Directors approved the issuance of 12 additional GSWC common shares to AWR for $30.0 million. GSWC used the proceeds to pay down debt owed to AWR.  As of December 31, 2009, GSWC has $100 million available for issuance of debt or equity securities under a Registration Statement filed with the SEC.

Note 7 — Dividend Limitations

On February 1, 2010, AWR declared a regular quarterly dividend of $0.26 per Common Share. The dividend, totaling approximately $4.8 million, was paid on March 1, 2010 to common shareholders of record at the close of business on February 12, 2010.  In 2009, 2008 and 2007, AWR paid quarterly dividends to shareholders, totaling approximately $18.1 million or $1.010 per share, $17.3 million or $1.000 per share, and $16.3 million or $0.955 per share, respectively.  AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from  GSWC.

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $273.3 million was available to pay dividends to AWR as of December 31, 2009. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1. Dividends in the amount of $19.4 million, $13.2 million, and $17.2 million were paid to AWR by GSWC in 2009, 2008 and 2007, respectively.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $136.4 million of retained earnings for AWR was available to pay dividends to common shareholders at December 31, 2009. Approximately $135.7 million was available from the retained earnings of GSWC to pay dividends to AWR. At December 31, 2009, ASUS was not allowed to pay dividends to AWR under the California tests.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to the maintenance of no more than 55% debt in the capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted by Arizona law. Under restrictions of the Arizona tests, approximately $2.2 million was available to pay dividends to AWR at December 31, 2009. There were no dividends distributed from CCWC to AWR in 2009, 2008 or 2007.

Note 8 — Bank Debt

AWR established a syndicated credit facility that expires in June 2010. On August 25, 2008, AWR amended its $85 million syndicated credit facility, to increase the aggregate bank commitments by $30 million to $115 million. Under the terms of this facility, either AWR or GSWC may obtain letters of credit for up to an aggregate of $20 million. GSWC has obtained letters of credit, in the aggregate amount of $11.1 million, including: (i) a letter of credit with a fee of 0.625%, which expires October 5, 2010, in the amount of $6.3 million, in favor of a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) letters of credit with a fee of 0.625%, which expire October, 2010 in an aggregate amount of $600,000 as security for the Company’s business automobile insurance policy; (iii) a letter of credit with a fee of 0.625%, which expires October 5, 2010 in an amount of $585,000 as security for the purchase of power, and (iv) an irrevocable letter of credit in the amount of $3.6 million, which expires October 5, 2010, pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount. There were no compensating balances required.  GSWC has also agreed to issue up to $7.2 million in letters of credit to the State of California, Department of Public Health in connection with obtaining up to $9,000,000 of funds under the California Safe Drinking Water State Revolving Fund and the American Recovery and Reinvestment Act of 2009 for the construction of water meters in Sacramento County.

Loans can be obtained at the option of Registrant and bear interest at rates based on credit ratings and Euro rate margins. At December 31, 2009, $17.4 million was outstanding under this facility, $7.6 million of which was used to fund GSWC’s operations, $9.4 million was used to fund ASUS activities, and $0.4 million was used to fund CCWC activities.

Registrant’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2009	2008	2007
Balance Outstanding at December 31,	$17,400	$74,700	$37,200
Interest Rate at December 31,	0.87%	1.82%	5.54%
Average Amount Outstanding	$33,697	$57,429	$32,138
Weighted Average Annual Interest Rate	1.18%	3.32%	5.95%
Maximum Amount Outstanding	$78,700	$88,500	$40,500

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.  As of December 31, 2009, 2008 and 2007, the Company was in compliance with these requirements.

Note 9 — Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures. The Company summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties. GSWC’s leases and other similar financial arrangements are not material.

Private placement notes issued by GSWC in the amount of $28 million contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.

On March 10, 2009 a senior note was issued by GSWC to CoBank, ACB (“CoBank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. This note bears interest at the rate of 6.7%.  Under the terms of the note, GSWC shares in the profits of CoBank under a patronage arrangement.  If CoBank continues to pay the current amount of patronage, the annual cost of the note will be at or below 6.0%.  In addition, on October 11, 2005, CoBank, ACB (“CoBank”), purchased a 5.87% Senior Note due December 20, 2028 in the aggregate principal amount of $40,000,000 from GSWC. Under the terms of the two senior notes issued to CoBank, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667 to 1 or a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio of more than 8 to 1.

Redemption of certain long-term debt issues outstanding as of December 31, 2009 and 2008 can be made in whole or in part at the option of GSWC subject to redemption schedules embedded in the agreements particular to each issue. With the exception of the 9.56% Notes and the Senior Notes issued to Co-Bank, the redemption premiums in effect for 2009 and 2008 range up to 6.3% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The Senior Notes are subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%.

CCWC has outstanding obligations under Industrial Development Authority Bonds (“IDA Bonds”).  Substantially all of the utility plant of CCWC is pledged as collateral for its IDA Bonds. The Bond Agreement, among other things: (i) requires CCWC to maintain certain financial ratios; (ii) restricts CCWC’s ability to incur additional debt, make liens, sell, lease or dispose of assets, merge with another corporation, and pay dividends, and (iii) requires CCWC to establish a debt service reserve fund held in trust for future payments, which totaled approximately $656,000 as of December 31, 2009 and 2008.

AWR - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $695,000, $722,000, $668,000, $3,668,000, $6,591,000 and $294,217,000 for each fiscal year through December 31, 2014 and thereafter, respectively.

GSWC - Annual maturities of all long-term debt, including capitalized leases, amount to approximately $365,000, $377,000, $303,000, $3,277,000, $6,187,000 and $290,077,000 for each fiscal year through December 31, 2014 and thereafter, respectively.

Note 10 — Taxes on Income

Registrant provides deferred income taxes for temporary differences under the accounting guidance for income taxes for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements. The most significant items are the tax effects of accelerated depreciation, the supply cost balancing accounts, and advances for, and contributions-in-aid-of-construction.  The accounting guidance for income taxes also requires that rate-regulated enterprises record deferred income taxes for temporary differences given flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Given that the CPUC has consistently permitted the recovery of flowed-through tax effects, GSWC has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities (Note 2). Deferred investment tax credits are amortized ratably to deferred tax expense over the lives of the property giving rise to the credits.

GSWC is included in AWR’s consolidated federal income tax and combined California state franchise tax returns. Consistent with the method adopted for regulatory purposes, GSWC’s tax expense is computed as if it were autonomous and filed separate returns.

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2009 and 2008 were:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2009	2008	2009	2008
Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes	$1,797	$1,850	$1,797	$1,850
Regulatory-liability-related: California Corporation Franchise Tax	2,306	2,051	2,306	2,051
Regulatory-liability-related: Well-Removal Settlement	656	300	—	—
California Corporation Franchise Tax	33	—	353	—
Other property-related	150	—	145	—
Other nonproperty-related	—	—	556	—
Accrued regulatory liabilities	720	962	736	962
Contributions and advances	15,103	13,603	11,353	10,920
	$20,765	$18,766	$17,246	$15,783
Deferred tax liabilities:
Fixed assets	$(84,074)	$(67,391)	$(79,652)	$(64,203)
Regulatory-asset-related: depreciation and other	(10,242)	(11,035)	(10,764)	(11,035)
California Corporation Franchise Tax	—	(299)	—	(14)
Other property-related	—	(21)	—	(27)
Other nonproperty-related	(240)	(887)	—	(664)
Balancing and memorandum accounts	(7,917)	(13,068)	(8,072)	(13,068)
Deferred charges	(7,860)	(8,432)	(8,030)	(8,432)
	(110,333)	(101,133)	(106,518)	(97,443)
Accumulated deferred income taxes - net	$(89,568)	$(82,367)	$(89,272)	$(81,660)

The current and deferred components of income tax expense were as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Current
Federal	$6,082	$7,019	$14,742
State	4,988	4,243	4,327
Total current tax expense	$11,070	$11,262	$19,069
Deferred
Federal	$10,273	$3,439	$1,746
State	(2,518)	(1,322)	(25)
Total deferred tax expense	7,755	2,117	1,721
Total income tax expense	$18,825	$13,379	$20,790

	GSWC
	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Current
Federal	$4,314	$8,262	$14,034
State	5,503	4,317	4,233
Total current tax expense	$9,817	$12,579	$18,267
Deferred
Federal	$9,766	$5,317	$1,806
State	(1,774)	(621)	6
Total deferred tax expense	7,992	4,696	1,812
Total income tax expense	$17,809	$17,275	$20,079

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2009	2008	2007
Federal taxes on pretax income at statutory rate	$16,925	$12,384	$17,087
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	1,745	1,746	2,938
Flow-through on fixed assets	455	455	394
Flow-through on pension costs	—	(1,104)	78
Investment tax credit	(91)	(91)	(91)
Other - net	(209)	(11)	384
Total income tax expense	$18,825	$13,379	$20,790
Pretax income	$48,356	$35,384	$48,820
Effective income tax rate	38.9%	37.8%	42.6%

	GSWC
	Year Ended December 31,
(dollars in thousands, except percent)	2009	2008	2007
Federal taxes on pretax income at statutory rate	$15,114	$15,783	$16,443
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	2,563	2,250	2,891
Flow-through on fixed assets	455	455	394
Flow-through on pension costs	—	(1,104)	78
Investment tax credit	(91)	(91)	(91)
Other - net	(232)	(18)	364
Total income tax expense	$17,809	$17,275	$20,079
Pretax income	$43,182	$45,094	$46,979
Effective income tax rate	41.2%	38.3%	42.7%

The following table provides a reconciliation of AWR’s and GSWC’s unrecognized tax benefits at December 31, 2009, 2008 and 2007 (in thousands):

	2009		2008		2007
	AWR	GSWC	AWR	GSWC	AWR	GSWC
Unrecognized tax benefits at beginning of period	$4,223	$4,223	$5,113	$5,113	$4,788	$4,788
Increases as a result of tax positions taken prior to the period	—	—	—	—	11	11
Decreases as a result of tax positions taken prior to the period	—	—	—	—	—	—
Increases as a result of tax positions taken during the period	—	—	267	267	314	314
Decreases as a result of tax positions taken during the period	—	—	—	—	—	—
Decreases relating to settlements with taxing authorities	(113)	(113)	(1,157)	(1,157)	—	—
Reductions as a result of lapses of statute-of-limitation periods	—	—	—	—	—	—
Unrecognized tax benefits at end of period	$4,110	$4,110	$4,223	$4,223	$5,113	$5,113

For both AWR and GSWC, there was no portion of the unrecognized-tax-benefit balance at December 31, 2009 that would affect the effective tax rate if recognized.

Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.” AWR and GSWC recognized $154,000 and $175,000, respectively, of interest income from taxing authorities during the year ended December 31, 2007. Registrant recognized the reversal of $39,000 of previously imposed income-tax related penalties during the year ended December 31, 2007.

At December 31, 2008, AWR and GSWC included $898,000 and $888,000, respectively, of net interest receivables from taxing authorities in other assets (all as noncurrent). AWR and GSWC recognized $530,000 and $494,000, respectively, of interest income from taxing authorities during the year ended December 31, 2008. At December 31, 2008, Registrant had no accruals for income-tax-related penalties. Registrant did not recognize any income-tax related penalties during the year ended December 31, 2008.

At December 31, 2009, AWR and GSWC included $918,000 and $974,000, respectively, of net interest receivables from taxing authorities in other assets (all as noncurrent). AWR and GSWC recognized $101,000 and $86,000, respectively, of interest income from taxing authorities during the year ended December 31, 2009. At December 31, 2009, AWR included $10,000 in other current liabilities for income-tax-related penalties.  At December 31, 2009, GSWC had no accruals for income-tax-related penalties. AWR recognized $5,000 of net income-tax-related penalties during the year ended December 31, 2009.  GSWC did not recognize any income-tax-related penalties during the year ended December 31, 2009.

Registrant files federal and various state income tax returns. The U.S. federal filings for the years 1997 through 1999 and 2002 came under examination during the first quarter of 2007 as a result of Registrant having filed an amended 2002 return during the third quarter of 2006 for which Internal Revenue Service (“IRS”) and Congressional Joint Committee of Taxation (“JCT”) reviews are required. The 2002 return was amended primarily as a result of the IRS consenting to Registrant’s request for approval to change a tax accounting method (“Consent”). During the second quarter of 2008, the IRS issued a Revenue Agent’s Report (“RAR”) in connection with its examination of the 2002 tax year which resulted in Registrant recognizing certain tax benefits in accordance with accounting guidance for tax uncertainties. Upon receiving the RAR, Registrant filed a protest with the IRS’s Office of Appeals in which it requested a conference to address Registrant’s disagreement with certain of the Agent’s adjustments. In connection with the Consent, Registrant filed amended 2003 and 2004 amended returns during the third quarters of 2007 and 2008, respectively. The 2003 and 2004 returns came under IRS examination during the fourth quarter of 2008. Registrant is unable to anticipate when the appeals process, IRS examinations and JCT reviews will be concluded. In relation to the Consent, Registrant’s total amount of unrecognized tax benefits could significantly increase or decrease within twelve months of December 31, 2009. An estimate of the range of the reasonably possible change cannot be made at December 31, 2009.

Registrant’s 2006 through 2008 tax years also remain subject to examination by the IRS and its 2005 through 2008 tax years remain subject to examination by state taxing authorities.  Registrant has filed protective refund claims with the applicable state taxing authority for the 2002 through 2004 tax years, also in connection with the Consent.

Change in State Tax Law

On February 20, 2009, California’s governor signed two bills into law that amended and added several new provisions to California’s Revenue and Taxation Code.  One of the provisions in these bills changed the manner by which most taxpayers may compute the portion of their income derived from multiple jurisdictions that is subject to California taxation.  During the first quarter of 2009, AWR applied the change in tax law resulting from enactment of the bills based on its understanding of the legislature’s intent, which is to permit taxpayers to apply an alternative apportionment method commencing with the 2011 tax year.  On October 11, 2009, California’s governor signed a bill into law that conformed the new provision’s language to the legislature’s intent, consistent with AWR’s understanding of that intent.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances during the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, as well as refining certain related estimates.  This resulted in the recording of a benefit of approximately $918,000 during the first quarter of 2009, without a material change through the end of 2009. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.

GSWC continues to compute its state tax expense as if it were autonomous and not a member of AWR’s unitary group.  This approach is consistent with the methodology used for ratemaking purposes.  Given that 100 percent of GSWC’s activities are conducted within California, GSWC’s state tax expense does not reflect apportionment of its income; consequently, the change in California law has had no effect upon GSWC’s state taxes.

Note 11 — Employee Benefit Plans

Pension and Post-Retirement Medical Plans:

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

Registrant also provides post-retirement medical benefits for all active employees hired before February of 1995, through a medical insurance plan. Eligible employees, who retired prior to age 65, and/or their spouses, were able to retain the benefits under the plan for active employees until reaching age 65. Eligible employees upon reaching age 65, and those eligible employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit. Registrant’s post-retirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

At December 31, 2009, Registrant had 923 participants in the Pension Plan of which 527 were active, 214 were retired and 182 were disabled.  Approximately 83 active employees are subject to collective bargaining arrangements.  Also, at December 31, 2009, Registrant had 374 participants in the post-retirement medical plan of which 219 were active, 14 were disabled and 141 were retired.  Average active participant age for the pension plan was 47 years.

In accordance with the guidance for accounting for the effects of certain types of regulation, Registrant has established a regulatory asset for underfunded positions of defined benefit post-retirement plans, including pension plans that are expected to be recovered through rates in future periods. The changes in actuarial gains and losses, prior service costs and transition assets or obligations pertaining to the regulatory asset are recognized as an adjustment to the regulatory asset account as these amounts are recognized as components of net periodic pension costs each year.  Decreases in the fair market value of plan assets during 2008 resulted in an increase to the regulatory asset accounts with a corresponding increase to the pension liability accounts.  However, during 2009 the fair value of the pension plan assets increased by approximately 26.4% since December 31, 2008.

The following table sets forth the Pension Plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued post-retirement liability at December 31, 2009 and 2008:

	Pension Benefits		Post-retirement Medical Benefits
(dollars in thousands)	2009	2008	2009	2008
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$95,446	$83,352	$10,281	$10,405
Service cost	4,327	3,585	320	328
Interest cost	5,739	5,399	637	616
Actuarial loss/(gain)	593	5,972	309	(694)
Benefits/expenses paid	(3,019)	(2,862)	(381)	(374)
Projected benefit obligation at end of year	$103,086	$95,446	$11,166	$10,281
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$54,165	$70,921	$4,944	$5,892
Actual (loss) return on plan assets	14,272	(18,060)	927	(1,083)
Employer contributions	8,583	4,166	570	509
Benefits/expenses paid	(3,019)	(2,862)	(381)	(374)
Fair value of plan assets at end of year	$74,001	$54,165	$6,060	$4,944
Funded Status:
Net amount recognized as accrued pension cost	$(29,085)	$(41,281)	$(5,106)	$(5,337)

	Pension Benefits		Post-retirement Medical Benefits
(dollars in thousands, except percent)	2009	2008	2009	2008
Amounts recognized on the balance sheets:
Current liabilities	$—	$—	$—	$—
Non-current liabilities	(29,085)	(41,281)	(5,106)	(5,337)
Net amount recognized	$(29,085)	$(41,281)	$(5,106)	$(5,337)
Amounts recognized in regulatory assets consist of:
Initial net obligation	$—	$—	$2,095	$2,514
Prior service cost (credit)	758	877	(1,232)	(1,432)
Net loss	24,562	36,640	572	982
Regulatory assets	25,320	37,517	1,435	2,064
Unfunded accrued pension cost	3,765	3,764	3,671	3,273
Net liability recognized	$29,085	$41,281	$5,106	$5,337

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$37,517	$8,667	$2,064	$1,643
Initial net obligation	—	—	—	—
Prior service cost (credit)	—	—	—	—
Net loss (gain)	(9,790)	28,969	(410)	641
Amortization of initial net asset (obligation)	—	—	(419)	(419)
Amortization of prior service cost (credit)	(118)	(119)	200	199
Amortization of net loss (gain)	(2,289)	—	—	—
Total change in regulatory asset	(12,197)	28,850	(629)	421
Regulatory asset at end of year	$25,320	$37,517	$1,435	$2,064

Net periodic pension costs	$8,583	$4,166	$968	$912
Change in regulatory asset	(12,197)	28,850	(629)	421
Total recognized in net periodic pension cost and regulatory asset	$(3,614)	$33,016	$339	$1,333

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	$—	$—	$(419)	$(419)
Prior service credit (cost)	(118)	(119)	200	199
Net gain (loss)	(1,231)	(2,287)	—	—

	Pension Benefits		Post-retirement Medical Benefits
	2009	2008	2009	2008
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$103,086	$95,446	$11,166	$10,281
Accumulated benefit obligation	86,017	78,667	N/A	N/A
Fair value of plan assets	74,001	54,164	6,060	4,944

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.05%	6.15%	5.85%	6.40%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

In accordance with ratemaking, Registrant capitalizes a portion of its pension and other post-retirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2009, 2008 and 2007 are as follows:

	Pension Benefits			Post-retirement Medical Benefits
(dollars in thousands, except percent)	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefits Cost:
Service cost	$4,327	$3,585	$3,758	$320	$328	$350
Interest cost	5,739	5,399	4,971	637	616	601
Expected return on plan assets	(3,889)	(4,937)	(4,532)	(208)	(252)	(228)
Amortization of transition	—	—	—	419	419	419
Amortization of prior service cost	118	119	163	(200)	(199)	(199)
Amortization of actuarial loss	2,288	—	614	—	—	7
Net periodic pension cost	$8,583	$4,166	$4,974	$968	$912	$950

Weighted-average assumptions used to determine net periodic cost:
Discount rate	6.15%	6.55%	5.95%	6.40%	6.35%	5.80%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

*7.0% for union plan, 4.2% for non-union, net of income taxes in 2009, 2008 and 2007.

Plan Funded Status:

Registrant’s pension and post-retirement plans were underfunded at December 31, 2009 and 2008.  However, there was a significant increase in the underfunded status of the Pension Plan during 2008.  This was partially due to an increase in the projected benefit obligation in 2008 caused primarily from a decrease in the discount rate from 6.55% to 6.15% and also due to the passage of time and the use of updated mortality tables.  The underfunded status also increased due to a significant decrease in the fair value of the plan assets in 2008.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Volatile market conditions have affected the value of AWR’s trust established to fund its future long-term pension benefits. The market value of the investments within the plan trust declined by approximately 25% during the year ended December 31, 2008. However, the fair value of the pension plan assets increased by approximately 26.4% since December 31, 2008.  These benefit plan assets and related obligations are remeasured annually using a December 31 measurement date. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the funded status is offset by a regulatory asset pursuant to guidance on accounting for the effects of certain types of regulation.

Plan Assets:

The assets of the pension and post-retirement medical plans are managed by a third party trustee. The investment policy allocation of the assets in the trust was approved by Registrant’s Administrative Committee (the “Committee”) for the Pension and Retiree Medical Funds, which has oversight responsibility for all retirement plans.  The primary objectives underlying the investment of the pension and post-retirement plan assets are: (i) attempt to maintain a fully funded status with a cushion for unexpected developments, possible future increases in expense levels, and/or a reduction in the expected return on investments; (ii) seek to earn long-term returns that compare favorably to appropriate market indexes, peer group universes and the policy asset allocation index; (iii) seek to provide sufficient liquidity to pay current benefits and expenses; (iv) attempt to limit risk exposure through prudent diversification, and (v) seek to limit costs of administering and managing the plans.

The Committee recognizes that risk and volatility are present to some degree with all types of investments.  High levels of risk are avoided through diversification by asset class, style of each investment manager, and sector and industry limits.  Investment managers are retained to manage a pool of assets and allocate funds in order to achieve an appropriate, diversified, and balanced asset mix. The Committee’s strategy balances the requirement to maximize returns using potentially higher return generating assets, such as equity securities, with the need to control the risk versus the benefit obligations with less volatile assets, such as fixed income securities.

The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2009 and 2008, by asset category are as follows:

	Pension Benefits		Post- Retirement Medical Benefits
Asset Category	2009	2008	2009	2008
Actual Asset Allocations:
Equity securities	63%	54%	56%	55%
Debt securities	33%	41%	36%	37%
Cash equivalents	4%	5%	8%	8%
All other	—%	—%	—%	—%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s stock as of December 31, 2009 and 2008.

	Pension Benefits	Post-retirement Medical Benefits
Target Asset Allocations for 2010:
Equity securities	60%	54%
Debt securities	40%	36%
Cash equivalents	—%	10%
Total	100%	100%

As previously discussed in Note 4, accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. As required by the accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  All equity investments in the pension and post-retirement plans are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The majority of fixed income investments ranges in maturities from less than one to twenty years.  The fair values of these investments are based on quoted market prices in active markets.

The following tables set forth by level, within the fair value hierarchy, the pension and post-retirement plans’ investment assets measured at fair value as of December 31, 2009.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$2,647	—	—	$2,647
Fixed income securities	24,657	—	—	24,657
Equity securities:
U.S. small cap stocks	3,870	—	—	3,870
U.S. mid cap stocks	7,920	—	—	7,920
U.S. large cap stocks	23,178	—	—	23,178
International	7,582	—	—	7,582
Real estate	3,268	—	—	3,268
Total equity securities	45,818	—	—	45,818
Preferred stock	879	—	—	879
Total investments measured at fair value	$74,001	—	—	$74,001

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$462	—	—	$462
Fixed income	2,179	—	—	2,179
U.S. equity securities (large cap stocks)	3,419	—	—	3,419
Total investments measured at fair value	$6,060	—	—	$6,060

Plan Contributions:

During 2009, Registrant contributed $8.6 million and $570,000 to its pension and post-retirement medical plans, respectively. Registrant currently expects to contribute $8.6 million and $575,000 to its pension and post-retirement medical plans in 2010, respectively.  In establishing the contribution amount, Registrant is considering the potential impact of funding rule changes under the Pension Protection Act of 2006 which establishes new minimum funding standards and prohibits plans underfunded by more than 20% from providing lump sum distributions and adopting amendments that increase plan liabilities.

Benefit Payments:

Registrant’s estimated future benefit payments at December 31, 2009 for the next ten years are as follows (in thousands):

	Pension Benefits	Post- retirement Medical Benefits
2010	$3,275	$574
2011	3,632	622
2012	3,978	670
2013	4,388	712
2014	4,813	768
2015-2019	32,441	4,851
Total	$52,527	$8,197

Assumptions:

Certain actuarial assumptions, such as the discount rate, long-term rate of return on plan assets and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

Discount Rate — The assumed discount rate for pension and post-retirement medical plans reflects the market rates for high-quality corporate bonds currently available. Registrant’s discount rates were determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

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

Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates. Registrant may invest such funds in qualified instruments to achieve the desired return objective and minimize recovery through rates.  Registrant has invested the funds in the post-retirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the Pension Plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7.0% long-term rate of return on assets assumption for the union plan and 4.20% (net of income taxes) for the non-union plan.

Healthcare Cost Trend Rate — A sliding scale for assumed health care cost increases was used for the periods presented.  In 2009, health care cost increases started at 8.0% grading down to 5.0% in 10 years for those under age 65, and at 9.0% grading down to 5.0% in 10 years for those 65 and over.  In 2008 and 2007, health care cost increases started at 8.5% grading down to 5.0% in 10 years for those under age 65, and at 9.5% grading down to 5.0% in 10 years for 65 and over.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$125	$(92)
Effect on post-retirement benefit obligation	$1,288	$(1,113)

Supplemental Executive Retirement Plan:

Registrant has a supplemental executive retirement plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of the Company by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended, and certain additional benefits.  In May 2009, the Board of Directors approved the establishment of a Rabbi Trust created for the SERP plan.  An amount of $842,000 was deposited in the Rabbi Trust during the year ended December 31, 2009, which has been included in Registrant’s other property and investments.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.

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

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2009 and 2008:

(dollars in thousands)	2009	2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$5,617	$3,907
Service cost	350	240
Interest cost	331	251
Special termination benefits	—	149
Plan amendments	—	—
Actuarial (gain)/loss	(118)	1,088
Benefits paid	(213)	(18)
Benefit obligation at end of year	$5,967	$5,617

Changes in Plan Assets:
Fair value of plan assets at beginning of year	—	—
Fair value of plan assets at end of year	—	—

Funded Status:
Net amount recognized as accrued pension cost	$(5,967)	$(5,617)

Amounts recognized on the balance sheets:
Current liabilities	$(220)	$(267)
Non-current liabilities	(5,747)	(5,350)
Net amount recognized	$(5,967)	$(5,617)
Amounts recognized in regulatory assets consist of:
Prior service cost	$958	$1,119
Net loss (gain)	120	238
Regulatory assets	1,078	1,357
Unfunded accrued pension cost	4,889	4,260
Net liability recognized	$5,967	$5,617

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$1,357	$1,133
Initial net obligation	—	—
Prior service cost (credit)	—	—
Net loss (gain)	(118)	1,088
Amortization of initial net asset (obligation)	—	—
Amortization of prior service cost (credit)	(161)	(918)
Amortization of net loss (gain)	—	54
Total change in regulatory asset	(279)	224
Regulatory asset at end of year	$1,078	$1,357

Net periodic pension cost	$842	$1,504
Change in regulatory asset	(279)	224
Total recognized in net periodic pension and net income	$563	$1,728

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	—	—
Prior service credit (cost)	$(161)	$(161)
Net gain (loss)	—	—

	2009	2008
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$5,967	$5,617
Accumulated benefit obligation	4,692	4,321
Fair value of plan assets	—	—

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.05%	6.30%
Salary assumption	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2009, 2008, and 2007 are as follows:

(dollars in thousands, except percent)	2009	2008	2007
Components of Net Periodic Benefits Cost:
Service cost	$350	$240	$401
Interest cost	331	251	184
Special termination benefits	—	149	—
Amortization of actuarial gain	—	(54)	(28)
Amortization of prior service cost	161	918	350
Net periodic pension cost	$842	$1,504	$907

Weighted-average assumptions used to determine net periodic cost:
Discount rate	6.30%	6.45%	5.90% / 6.30%
Salary assumption	4.00%	4.00%	4.00%

Contributions:  In May 2009, the Board of Directors approved the establishment of a Rabbi Trust created for the SERP plan.  An amount of $842,000 was deposited in the trust on June 15, 2009.

Benefit Payments:  Registrant’s estimated future benefit payments for the SERP at December 31, 2009 are as follows (in thousands):

2010	$220
2011	226
2012	226
2013	279
2014	278
2015-2019	1,747
Total	$2,976

401(k) Investment Incentive Program:

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and totaled $1.8 million, $1.5 million and $1.3 million for 2009, 2008 and 2007, respectively.

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

There were 1,050,000 Common Shares reserved for issuance under the 2000 Employee Stock Plan, 136,832 of which remain available for awards as of December 31, 2009.  The Board of Directors and shareholders approved an amendment to the 2000 Employee Plan at the annual meeting of shareholders in May 2008 to prohibit the award of additional awards, other than pursuant to dividend equivalent rights to AWR’s executive officers for the restricted stock unit awards granted prior to March 31, 2008.

2008 Employee Plan — AWR adopted the 2008 Employee Plan at the annual meeting of shareholders in May 2008 in order to enable the Committee to continue to make stock awards to eligible employees in the same manner as under the 2000 Employee Plan.   All new awards since April 1, 2008 have been and will be granted under the 2008 Employee Plan.  There were 1,100,000 Common Shares reserved for issuance under the 2008 Employee Plan, of which 899,841 remain available for awards as of December 31, 2009.

2003 Directors Plan — On May 20, 2003, the Board of Directors adopted the 2003 Directors Plan, subject to shareholder approval. The shareholders approved the 2003 Directors Plan at the May 2004 Annual Meeting. The 2003 Directors Plan provides the non-employee directors with supplemental stock-based compensation and encourages them to increase their stock ownership in AWR. There were 250,000 Common Shares reserved for issuance under the 2003 Directors Plan, of which 139,622 remain available for awards as of December 31, 2009.  Pursuant to the 2003 Directors Plan, non-employee directors received grants of options to purchase 1,000 common shares at AWR’s annual meetings in 2003 and 2004 and 3,000 shares common shares at AWR’s annual meetings in 2005 and 2006.

Non-employee directors received restricted stock units equal to the annual retainer in lieu of stock options at the 2007 and 2008 annual meetings of shareholders.  In addition, each non-employee director with no more than ten years of service with AWR received additional restricted stock units at the annual meetings in 2007 and 2008 in an amount equal to the then current annual retainer payable by AWR to each non-employee director divided by the fair market value of Common Shares on the last trading day prior to the annual meeting.

Commencing with AWR’s 2009 annual meeting, all directors are entitled to receive restricted stock units equal to two times the annual retainer, regardless of their number of years of service on the board.  All  stock options and restricted stock units have been granted with dividend equivalent rights payable in the form of additional restricted stock units.

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

Effect of Stock-Based Compensation on Net Income

The Registrant recognizes compensation expense related to the fair value of stock-based compensation awards. Share-based compensation cost is measured by the Registrant at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The following table presents share-based compensation expenses for the years ended December 31, 2009, 2008 and 2007.  These expenses are included in administrative and general expenses in AWR and GSWC’s statements of income resulting from stock options, restricted stock and restricted stock units:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2009	2008	2007	2009	2008	2007
Stock-based compensation related to:
Stock options granted to employees and directors	$631	$789	$429	$417	$617	$370
Restricted stock units granted to employees	476	550	252	303	422	218
Restricted stock units granted to directors	226	160	176	226	160	176
Stock-based compensation recognized in the income statement, before taxes	1,333	1,499	857	946	1,199	764
Income tax benefit (1)	—	—	(22)	—	—	—
Total stock-based compensation after income taxes	$1,333	$1,499	$835	$946	$1,199	$764

(1)         A net income tax benefit is not reflected for GSWC, as its tax benefit recognition was fully offset by the recognition of a regulatory liability as a result of the flow-through treatment of its compensatory expenses for regulatory purposes.

Equity-based compensation cost, capitalized as part of utility plant for the year ended December 31, 2009 was $226,000 and $225,000, respectively, for AWR and GSWC. For the year ended December 31, 2008, the equity-based compensation cost, capitalized as part of utility plant was $242,000 and $241,000, respectively, for both AWR and GSWC.  For the year ended December 31, 2007, the equity-based compensation cost, capitalized as part of utility plant was $185,000 and $211,000, respectively, for both AWR and GSWC.  For the year ended December 31, 2007, dividend equivalent rights paid in cash of $115,000 and $103,000 for AWR and GSWC, respectively, were recognized as a reduction to retained earnings, net of tax benefit of approximately $50,000 and $45,000, respectively.  In 2009 and 2008, there were no similar cash disbursements in dividend equivalent rights.

Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Options issued pursuant to the 2000 Employee Plan and the 2008 Employee Plan vest and are exercisable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant and expire 10 years from the date of the grant.

Valuation of Stock Options

Registrant estimated the fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Registrant’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Registrant’s expected annual dividend yield. Registrant believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Registrant’s stock options granted during the years ended December 31, 2009, 2008 and 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock units and restricted stock was determined based on the closing trading price of Common Shares on the grant date.

The fair value of each option grant during the years ended December 31, 2009, 2008 and 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007
Weighted-average fair value of option granted	$6.33	$6.78	$9.64
Risk-free interest rate	1.52%	3.49%	4.54%
Expected annual dividend yield	2.84%	2.60%	2.52%
Expected volatility factor	26.67%	23.34%	25.10%
Expected option term (in years)	5	5	6

Summary of key assumptions — The risk-free interest rate for periods equal to the expected term of the share option was based on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield reflects the current dividend rate at the date of grant. The stock volatility for each grant is measured using the weighted average of historical monthly and daily price changes of the Common Shares over the most recent period equal to the expected option life of the grant. For the year ended December 31, 2007, the option term on the employee grants was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options and is derived from the average midpoint between vesting and the contractual term, as described in SEC’s accounting bulletin on share-based payment.  The options granted to directors did not qualify as “plain-vanilla” and, therefore, the option term was determined using historical data.  Effective January 1, 2008, Registrant adopted further SEC guidance on share-based payment which requires Registrant to develop expected option terms by reviewing detailed external information about employee exercise behavior.  The simplified method is no longer being permitted if such information is available.  Accounting guidance also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.

Stock Options — A summary of stock option activity as of December 31, 2009, and changes during the year ended December 31, 2009, are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	541,452	$30.65
Granted	141,717	34.57
Exercised	(12,922)	(23.93)
Forfeited or expired	(744)	35.36
Options outstanding at December 31, 2009	669,503	$31.62	$6.39	$2,418,916
Options exercisable at December 31, 2009	506,441	$30.36	$5.77	$2,557,419

The weighted-average grant-date fair value of options granted by Registrant during the year ended December 31, 2009 was $6.33.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the 2009 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2009.  This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $138,000, $417,000, and $2,173,000, respectively.

During the years ended December 31, 2009, 2008 and 2007, Registrant received approximately $309,000, $690,000, and $3,911,000, respectively, in cash proceeds from the exercise of its stock options and realized approximately $80,000, $150,000, and $835,000, respectively, of tax benefit for the tax deduction from awards exercised. As of December 31, 2009, approximately $686,000 of total unrecognized compensation cost related to outstanding stock options is expected to be recognized over a remaining period ranging from 0.13 to 2.82 years.

Restricted Stock and Stock Units — A summary of the status of Registrant’s outstanding restricted stock units to employees and directors as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2009	77,802	$31.54
Granted	31,771	33.71
Vested	(22,340)	35.68
Forfeited	—	—
Restricted share units at December 31, 2009	87,233	$31.27

As of December 31, 2009, there was approximately $531,000 of total unrecognized compensation cost related to restricted stock units granted under Registrant’s employee and director’s stock plans. That cost is expected to be recognized over a remaining period ranging from 0.13 to 2.08 years.

AWR has no restricted stock outstanding as of December 31, 2009.

Note 13 - Business Risks and Commitments

Registrant’s rate-regulated utility operations are engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues in 2009, which is about the same percentage as in 2008 and 2007. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, and general business conditions.

GSWC’s Water Supply:

GSWC obtains its water supply from its operating wells and purchases from others, principally member agencies of the Metropolitan Water District of Southern California (“MWD”). The MWD is a public agency and quasi-municipal corporation created in 1928 by a vote of the electorates of several Southern California cities. MWD’s primary purpose was and is to provide a supplemental supply of water for domestic and municipal uses and purposes at wholesale rates to its member public agencies.  There are 26 member public agencies of MWD, consisting of 14 cities, 11 municipal water districts, and one county water authority.  Registrant has 58 connections to MWD’s water distribution facilities and those of other member water agencies. Its combined MWD water purchases through 6 separate MWD member agencies total more than 75,000 acre feet annually.  MWD’s principal sources of water are the State Water Project and the Colorado River.

GSWC has contracts with MWD member agencies, various governmental entities and other parties to purchase water or water rights for an aggregate amount of $69.2 million as of December 31, 2009 under purchase agreements with governmental entities.  Contracts for $62.9 million expire on an agreement by agreement basis commencing in 2011 through 2013. Each of these contracts contain minimum take or pay provisions with the terms and conditions varying under each contract. GSWC plans to continue to purchase and use at least the minimum water requirement under the respective contracts in the future. The amount of the remaining obligations was estimated based on current rates per acre-foot. These rates may be changed annually. Also included in the $69.2 million is a remaining commitment of $2.4 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC can exercise an option to renew this agreement for 10 additional years. The remaining amount of $3.9 million are commitments for purchased water with various third parties which expire commencing in 2013 through 2038.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2009 are as follows, in thousands:

2010	$16,933
2011	16,307
2012	16,254
2013	15,754
2014	210
Thereafter	3,732
Total	$69,190

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

CCWC has an assured water supply designation, by decision and order of the Arizona Department of Water Resources stating that CCWC has demonstrated the physical, legal and continuous availability of CAP water and groundwater, in an aggregate volume of 11,759 acre-feet per year for a minimum of 100 years. The 11,759 acre-feet is comprised of existing CAP allocation of 8,909 acre-feet per year, 350 acre-feet per year groundwater allowance, incidental recharge credits of 500 acre-feet per year, and a Central Arizona Groundwater Replenishment District contract of 2,000 acre-feet per year.

CCWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 8,909 acre-feet of water per year from CAP.  In connection with this long-term water supply contract, CCWC pays an annual charge based on its full allocation regardless of amount of water delivered.  The rate for such charge is set by the District and is subject to annual increases. Based on the District’s published new rate schedules, the estimated remaining commitment under this contract is $240,000 as of December 31, 2009.

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

Bear Valley Electric:

GSWC had a contract with Morgan Stanley Capital Group for physical delivery of 15 MWs of power at $74.65 per Mwh through the expiration of the contract on December 31, 2008.

In October 2008, GSWC executed a new purchased power contract with Shell Energy North America (US), LP (“Shell”) that began providing power to BVES effective January 1, 2009 at a fixed cost over three to five year terms for different amounts of power over different time periods under the contract. The new contract is subject to CPUC approval.  The main product under the new contract with Shell provides for 13 MWs of electric energy at an average fixed price of $67.15 per MWh beginning January 1, 2009 through November 30, 2013. During the winter peak, another product under the Shell contract provides for 7 MWs of electric energy at an average fixed price of $66.40 per MWh beginning January 1, 2009 through December 31, 2011.  GSWC’s total commitment under this new agreement amounts to $40.9 million, of which $32.9 million remains outstanding as of December 31, 2009.

The average minimum load at GSWC’s BVES customer service area has been approximately 12 MWs. The average winter load has been 18 MWs with a winter peak of 39 MWs when the snowmaking machines at the ski resorts are operating. GSWC owns a natural gas-fueled 8.4 MW generation facility that went on line during August of 2004, and assists GSWC in controlling its spot market purchase prices.

On July 17, 2002, the CPUC approved a settlement agreement reached among GSWC, all intervening parties and the then Office of Ratepayer Advocates of the CPUC, which permits GSWC to recover $77 per MWh of purchased power costs through rates. GSWC is only allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year through August 2011, in its balancing account. To the extent GSWC’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential  recovers amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. In 2007, approximately $29,000 was expensed. There was no expense in 2009 or 2008 over the $77 per MWh cap. As a result of the settlement, GSWC is also permitted to collect a surcharge of 2.2¢ per kilowatt hour from its customers for up to ten years commencing August 2001 to allow GSWC an opportunity to collect amounts remaining in its electric cost balancing account, with interest, incurred by GSWC.

The ability of GSWC to deliver purchased power to customers in its BVES service area is limited by the ability of the transmission facilities owned by Edison to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. As described in Note 2, GSWC and Edison agreed to settle this suit. Under the terms of the agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison and made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004. GSWC agreed to pay Edison an additional $3.6 million over a 15-year term through 180 equal monthly payments of $38,137. All payments made to Edison under this agreement are included in the electric supply cost balancing account.

Operating Leases:

Registrant leases equipment and facilities primarily for its Regional and District offices under non-cancelable operating leases with varying terms, provisions, and expiration dates.  Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2009, 2008 and 2007, Registrant’s consolidated rent expense was approximately $3,268,000, $3,371,000, and $2,912,000, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2009 are as follows (in thousands):

2010	$3,235
2011	3,052
2012	1,991
2013	1,234
2014	905
Thereafter	—
Total	$10,417

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

On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which the two impacted GSWC wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements have been reached between WQA and some PRPs. Settlements with a number of other PRPs are being finalized; however, Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

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

Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. In 2004, the City hired consultants to perform an appraisal of the value of the Claremont water system.  However, in recent meetings held in 2009, the Claremont City Council stated that it will not actively pursue its activities related to a potential condemnation of the Claremont water system at the present time.

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

The Stanton City Council recently decided to solicit proposals to identify the process, potential costs and legal issues for acquiring the water system owned by GSWC.

Except for the Cities of Claremont and Stanton and the Town of Apple Valley, Registrant has not been, within the last three years, involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

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

Aerojet Note Receivable:

Pursuant to the settlement agreement with Aerojet discussed in Note 2, GSWC has a note receivable, plus accrued interest, guaranteed by Aerojet.  This note, plus interest on the unpaid balance, is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  In January 2009, Moody’s Investors Service downgraded the corporate family ratings of GenCorp Inc., Aerojet’s parent,  to B3 from B2 and its probability of default rating to Caa1 from B2.  Obligations rated “B” by Moody’s are considered speculative by Moody’s and are, in Moody’s view, subject to high credit risk and have generally poor credit quality.  Obligations rated Caa1 are judged by Moody’s to be of poor credit standing and are, in Moody’s view, subject to very high credit risk and have extremely poor credit quality.  In January 2010, Standard & Poor’s (“S&P”) upgraded Gen Corp.s credit rating to B- from CCC+ with a stable outlook.  This is a non-investment grade rating assigned by S&P to companies whose financial situation varies.

In December 2009, the Company received from GenCorp Inc. $2.6 million, including interest, as payment of the first annual installment under the terms of the 2004 settlement agreement.  As of December 31, 2009, the unpaid portion of the note receivable is $8.2 million, comprised of $6.4 million in principal and $1.8 million in accrued interest.  At this time, management believes the note receivable from Aerojet is fully collectible and has not provided a reserve for uncollectible amounts as of December 31, 2009.  GSWC will continue to assess recoverability of this note receivable.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured.  Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of December 31, 2009, the total spent to clean-up and remediate GSWC’s plant facility is approximately $2.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of December 31, 2009, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Ballona Plant: During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”) located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  An initial investigation and characterization of the contaminated area has been conducted.  The investigation report indicates that contamination levels are below normal cleanup goals.  GSWC submitted a clean-up action plan to the local Certified Unified Program Agency, which approved the clean-up plan.  GSWC has contracted the clean-up work to be performed, which is currently estimated to be approximately $110,000.  Historically, the cost for this type of cleanup has been included in rates as approved by the CPUC.

Contracted Services:

On March 4, 2008, ASUS received a letter from the U.S. Army demanding payment of approximately $7.5 million in liquidated damages for alleged failure at FBWS to make a good faith effort to achieve its small business subcontracting goals.  On February 2, 2009, FBWS and the U.S. government entered into a Settlement Agreement whereby the U.S. government agreed not to pursue the liquidated damages claim and released FBWS from any and all claims arising from this matter.  FBWS agreed to pay the U.S. government a nominal amount for administrative expenses associated with the U.S. government’s response to ASUS’s appeal of the liquidated damages claim.

Other Litigation:

Two former officers of GSWC filed a lawsuit against both AWR and GSWC alleging among other things, wrongful termination and retaliation against the former officers.  GSWC filed a cross-complaint against the former officers.  The lawsuits were filed on November 15, 2007 in the Los Angeles Superior Court. On February 15, 2010, the parties agreed to mutually settle the matter and a Settlement Agreement was executed.   Among other things, the Settlement Agreement releases Registrant from claims of the former officers.  The Settlement Agreement further provides that there was no admission of liability by any of the parties and that each party denies any liability to the other.  As a result of this matter, Registrant recorded a pre-tax charge of $3.8 million during the fourth quarter of 2009 for legal and settlement costs. This charge has been reflected in administrative and general expenses in the Statement of Income.

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

Note 15 - Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the priority of leaks detected, fire protection enhancement and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements. As of December 31, 2009, GSWC has unconditional purchase obligations for capital projects of approximately $22.6 million.

ASUS actively seeks opportunities to own, operate and maintain water and/or wastewater systems at U.S. government military installations, which may involve significant capital commitments. The Military Utility Privatization Subsidiaries have capital commitments that are being funded by the U.S. government. In the event that ASUS needs to pre-fund capital projects for a long period of time, a financing cost is charged to the U.S. government.  ASUS is expected to incur capital expenditures in 2010, most of which will be funded by the U.S. government.  In certain circumstances, the government may request that ASUS finance the cost of selected construction projects.  ASUS will consider financing such projects.  The terms of any such financing, including interest rates, will be determined on a case-by-case basis.

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

Activities of ASUS and its subsidiaries have been conducted in California, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  ASUS’s wholly-owned subsidiaries are regulated by the state in which the subsidiary conducts water and/or wastewater operations.  Fees charged for operation and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’s subsidiaries operate.  On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries.

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

	As Of And For The Year Ended December 31, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$265,197	$28,922	$7,722	$59,132	$—	$360,973
Operating income (loss)	64,039	(553)	(263)	6,358	(87)	69,494
Interest expense, net	18,327	2,173	371	351	137	21,359
Identifiable assets	781,874	37,170	44,391	2,983	—	866,418
Depreciation and amortization expense	28,609	2,258	2,026	664	—	33,557
Capital additions	72,702	1,869	1,488	1,400	—	77,459

	As Of And For The Year Ended December 31, 2008
	GSWC			CCWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water		Contracts	Parent	AWR
Operating revenues	$240,464	$28,424		$7,472		$42,358	$—	$318,718
Operating income (loss)	61,584	1,334	(1)	(6,975	)(2)	(988)	(149)	54,806
Interest expense, net	16,059	1,818		448		888	280	19,493
Identifiable assets	740,073	37,770		45,114		2,305	—	825,262
Depreciation and amortization expense	26,788	2,209		2,052		513	—	31,562
Capital additions	71,563	1,529		2,597		1,329	—	77,018

(1)          Includes $1,554,000 unrealized gain on purchased power contracts.

(2)          Includes $7,700,000 goodwill impairment charge.

	As Of And For The Year Ended December 31, 2007
	GSWC			CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water	Contracts	Parent	AWR
Operating revenues	$230,178	$28,574		$7,704	$34,914	$—	$301,370
Operating income (loss)	61,432	3,274	(3)	1,190	2,045	(209)	67,732
Interest expense, net	16,299	1,653		430	1,036	(207)	19,211
Identifiable assets	693,546	38,687		43,274	872	—	776,379
Depreciation and amortization expense	24,876	2,175		1,685	205	—	28,941
Capital additions	45,388	1,337		2,861	281	—	49,867

(3) Includes $2,100,000 unrealized gain on purchased power contracts.

Note 17 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2009, 2008 and 2007 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2009	2008	2007
Balance at beginning of year	$1,251	$1,664	$1,096
Provision charged to expense	1,081	921	1,143
Accounts written off, net of recoveries	(1,137)	(1,334)	(575)
Balance at end of year	$1,195	$1,251	$1,664

Allowance for doubtful accounts related to accounts receivable-customer	$687	$656	$539
Allowance for doubtful accounts related to receivable from U.S. government	67	121	496
Allowance for doubtful accounts related to other accounts receivable	441	474	629
Total allowance for doubtful accounts	$1,195	$1,251	$1,664

	GSWC
	December 31,
(dollars in thousands)	2009	2008	2007
Balance at beginning of year	$1,039	$961	$1,054
Provision charged to expense	1,046	1,075	469
Accounts written off, net of recoveries	(997)	(997)	(562)
Balance at end of year	$1,088	$1,039	$961

Allowance for doubtful accounts related to accounts receivable-customer	$657	$632	$519
Allowance for doubtful accounts related to other accounts receivable	431	407	442
Total allowance for doubtful accounts	$1,088	$1,039	$961

AWR (parent) has not established any provision for doubtful accounts.

Note 18 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
Taxes and Interest Paid:
Income taxes paid	$14,858	$13,353	$15,837	$15,172	$13,185	$15,614
Interest paid	20,217	20,640	21,152	19,534	19,104	19,343

Non-Cash Transactions:
Property installed by developers and conveyed	$3,838	$7,284	$7,838	$2,998	$5,567	$3,772

Note 19 — Business Acquisition

ASUS, through certain of its wholly-owned subsidiaries, had entered into subcontracts with a single subcontractor pursuant to which the subcontractor agreed to provide wastewater services to ASUS’ subsidiaries FBWS, ODUS, and TUS.  On January 31, 2008, ASUS and these subsidiaries agreed to buy out all rights which this subcontractor had to provide wastewater services at these bases and any future rights that the subcontractor or any of its affiliates might have to provide wastewater services as a subcontractor to ASUS or any of its subsidiaries at any other bases for an aggregate purchase price of approximately $2.5 million.  The purchase also included the acquisition of substantially all assets used by the subcontractor in providing the wastewater services, including most vehicles, tools, supplies, equipment and books and records for approximately $611,000.  The acquisition resulted in the recording of approximately $1.1 million of goodwill, $571,000 of identifiable intangible assets subject to amortization and a charge to income of $213,000 for settlement of the pre-existing relationship with the subcontractor.   This acquisition was not material to Registrant’s financial position or results of operations.

Note 20 — Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of basic earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2009
(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share*	Diluted Earnings Per Share
First Quarter	$79,609	$11,418	$4,932	$0.28	$0.28
Second Quarter	93,553	24,514	11,499	0.64	0.64
Third Quarter	101,501	22,455	9,698	0.52	0.52
Fourth Quarter (1)	86,310	11,107	3,402	0.18	0.18
Year	$360,973	$69,494	$29,531	$1.63	$1.62

	GSWC
	For The Year Ended December 31, 2009
	Operating	Operating
(in thousands)	Revenues	Income	Net Income
First Quarter	$63,810	$10,623	$3,693
Second Quarter	78,183	23,523	10,914
Third Quarter	82,684	20,453	8,542
Fourth Quarter (1)	69,442	8,887	2,224
Year	$294,119	$63,486	$25,373

	AWR
	For The Year Ended December 31, 2008
(in thousands, except per share amounts)	Operating Revenues	Operating Income	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share**
First Quarter	$68,942	$14,462	$5,304	$0.31	$0.30
Second Quarter	80,313	19,581	9,283	0.54	0.53
Third Quarter	85,261	13,143	4,552	0.26	0.26
Fourth Quarter (2)	84,202	7,620	2,866	0.16	0.16
Year	$318,718	$54,806	$22,005	$1.27	$1.26

	GSWC
	For The Year Ended December 31, 2008
	Operating	Operating
(in thousands)	Revenues	Income	Net Income
First Quarter	$59,309	$15,173	$5,918
Second Quarter	69,621	19,822	9,606
Third Quarter	74,059	14,049	5,348
Fourth Quarter (2)	65,899	13,874	6,947
Year	$268,888	$62,918	$27,819

 *  The sum of the quarterly 2009 basic earnings per share amounts does not agree to the yearly totals due to rounding.

** The sum of the quarterly 2008 diluted earnings per share amounts does not agree to the yearly totals due to rounding.

(1)         The fourth quarter of 2009 reflects a $3.8 million pre-tax charge related to legal and settlement costs in connection with a settlement reached between the Company and two former officers of the Company.

(2)         The fourth quarter of 2008 reflects the following:

•                  an unrealized gain of $788,000 on the purchased power contracts at BVES.

•                  a goodwill impairment charge of $7,700,000 associated with CCWC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American State Water Company:

In our opinion, the accompanying consolidated balance sheets, statements of capitalization, and the related consolidated statements of income, common shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (“the Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2), presented fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 12, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholder of Golden State Water Company:

In our opinion, the accompanying balance sheets, statements of capitalization, and the related statements of income, common shareholder’s equity, and cash flows present fairly, in all material respects, the financial position of Golden State Water Company (“GSWC”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 12, 2010

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

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, the effectiveness of AWR’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	ROBERT J. SPROWLS	/s/	EVA G. TANG
	Robert J. Sprowls		Eva G. Tang
	President, Chief Executive Officer		Chief Financial Officer,
Senior Vice President - Finance,
Treasurer and Corporate Secretary

March 12, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)             Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that the disclosure controls and procedures of AWR and GSWC were effective as of the end of the period covered by this annual report.

(b)             Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2009.

(c)             Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)             Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the caption entitled “Stock Ownership” and “Proposal 2:Approval of Performance Incentive Plan” , and is incorporated herein by reference pursuant to General Instruction G(3).

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

3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K, filed December 31, 2007

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed January 2, 2009

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Exhibit 3.3 of Registrant’s Form 10-K/A for the year ended December 31, 2003

3.4	Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005

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
4.3

Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank, ACB, incorporated herein by reference to Exhibit 10.16 to Registrant’s Form 10-K filed on March 13, 2009

4.4

Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 incorporated herein by reference to Exhibit 10.1 of American States Water Company’s Form 10-Q filed on August 7, 2009

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

10.8	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 30, 2009 (2)

10.9	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Registrant’s Form S-3 filed November 12, 2008

10.10

Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on November 5, 2008(2)

10.11	Golden State Water Company Pension Restoration Plan, as amended incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 20, 2009(2)

10.12	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 23, 2008 (2)

10.13

Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA, dated as of December 1, 1997 incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.14

Delivery Agreement between Central Arizona Water Conservation District and Chaparral City Water Company, dated as of December 6, 1984 incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.15

Repayment Contract between the United States Bureau of Reclamation and Chaparral City Water Company, dated as of December 6, 1984 for construction of a delivery and storage system to transport CAP water incorporated by reference to Exhibit 10.21 Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.16

Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 28, 2008

10.17	Form of Indemnification Agreement for executive officers and directors incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2006 (2)

10.18

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

10.20	Form of Director’s Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2006 (2)

10.21

Water Rights Agreement dated as of January 31, 2006 between Natomas Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant’s Form 8-K filed February 3, 2006

10.22

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed November 5, 2008 (2)

10.23

Letter dated November 7, 2005 to Robert J. Sprowls regarding retirement benefits incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q with respect to the quarter ended September 30, 2005 (2)

10.24	Retention Agreement dated September 12, 2007 for Floyd Wicks incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 14, 2007 (2)

10.25

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 5, 2008 (2)

10.26

Form of Amendment to Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant’s Form 8-K filed November 5, 2008 (2)

10.27

Resignation and General Release dated September 18, 2008 between Michael George and American States Water Company incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed September 22, 2008 (2)

10.28	2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.29

Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.31	2009 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.32	Form of Award Agreement for Awards under the 2009 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.33	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.34	Performance Incentive Plan incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.35	Officer Relocation Policy incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 31, 2009(2)

21.	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

23.1.1	Consent of Independent Registered Public Accounting Firm for GSWC (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

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

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		March 12, 2010
Lloyd E. Ross
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		March 12, 2010
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of GSWC

/s/ EVA G. TANG		March 12, 2010
Eva G. Tang
Principal Financial and Accounting Officer,
Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ JAMES L. ANDERSON		March 12, 2010
James L. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		March 12, 2010
Diana M. Bontá
Director of AWR and GSWC

/s/ N.P. DODGE, JR.		March 12, 2010
N.P. Dodge, Jr.
Director of AWR and GSWC

/s/ ANNE M. HOLLOWAY		March 12, 2010
Anne M. Holloway
Director of AWR and GSWC

/s/ ROBERT F. KATHOL		March 12, 2010
Robert F. Kathol
Director of AWR and GSWC

/s/ GARY F. KING		March 12, 2010
Gary F. King
Director of AWR and GSWC

/s/ JAMES F. MCNULTY		March 12, 2010
James F. McNulty
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2009	2008
Assets

Cash and equivalents	$70	$17
Inter-company loan receivables	26,000	46,351
Inter-company receivables	—	191
Other current assets	—	—
Total current assets	26,070	46,559

Investments in subsidiaries	349,296	338,539
Other assets	2,335	2,516
Total assets	$377,701	$387,614

Liabilities and Capitalization

Note payable to bank	$17,400	$74,700
Income taxes payable	738	2,300
Deferred taxes and other liabilities	133	111
Total liabilities	18,271	77,111

Common shareholders’ equity	359,430	310,503
Total capitalization	359,430	310,503

Total liabilities and capitalization	$377,701	$387,614

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007
Operating revenues and other income	$24	$18	$74
Operating expenses	223	428	1
Operating income (loss)	(199)	(410)	73

Equity in earnings of subsidiaries	28,768	22,177	28,033

Income before income taxes	28,569	21,767	28,106

Income tax expense (benefit)	(962)	(238)	76

Net Income	$29,531	$22,005	$28,030

Weighted Average Number of Common Shares Outstanding	18,052	17,262	17,121
Basic Earnings Per Common Share	$1.63	$1.27	$1.62

Weighted Average Number of Diluted Common Shares Outstanding	18,188	17,394	17,177
Fully Diluted Earnings per Common Share	$1.62	$1.26	$1.61

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2009	2008	2007

Cash Flows From Operating Activities	$18,995	$12,368	$17,429

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	20,351	(4,611)	(11,340)
Increase in investment of subsidiary	—	(30,000)	—
Net cash provided (used) in investing activities	20,351	(34,611)	(11,340)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	35,796	1,173	876
Proceeds from stock option exercises	309	690	3,911
Net change in notes payable to banks	(57,300)	37,500	5,200
Dividends paid	(18,098)	(17,257)	(16,339)
Net cash provided (used) in financing activities	(39,293)	22,106	(6,352)

(Decrease) increase in cash and equivalents	53	(137)	(263)
Cash and equivalents at beginning of period	17	154	417

Cash and equivalents at the end of period	$70	$17	$154

Cash dividends received from Golden State Water Company	$19,400	$13,200	$17,200

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1 — Basis of Presentation

The accompanying condensed financial statements of AWR (parent) should be read in conjunction with the consolidated financial statements and notes thereto of American States Water Company and subsidiaries (“Registrant”) included in Part II, Item 8 of this Form 10-K.  AWR’s (parent) significant accounting policies are consistent with those of Registrant and its wholly-owned subsidiary, Golden State Water Company (“GSWC”), except that all subsidiaries are accounted for as equity method investments.  Certain prior-period amounts were reclassified on the condensed statements of income to conform to 2009 financial statement presentation.

Note 2 — Note Payable to Banks

AWR (parent) established a syndicated credit facility, as amended, that expires in June 2010 which provides for borrowings up to $115 million. Under the terms of this facility, either AWR (parent) or GSWC may obtain letters of credit for up to an aggregate of $20 million. GSWC has obtained letters of credit, in the aggregate amount of $11.1 million, including: (i) a letter of credit with a fee of 0.625%, which expires October 5, 2010, in the amount of $6.3 million, in favor of a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) letters of credit with a fee of 0.625%, which expire October, 2010 in an aggregate amount of $600,000 as security for the Company’s business automobile insurance policy; (iii) a letter of credit with a fee of 0.625%, which expires October 5, 2010 in an amount of $585,000 as security for the purchase of power, and (iv) an irrevocable letter of credit in the amount of $3.6 million, which expires October 5, 2010, pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount.  There were no compensating balances required. Loans can be obtained at the option of AWR (parent) and bear interest at rates based on credit ratings and Euro rate margins.

At December 31, 2009, $17.4 million was outstanding under this facility. AWR (parent) borrows under this facility and provides loans to its subsidiaries, including GSWC, in support of its operations, under terms that are similar to that of the credit facility.  AWR’s (parent) short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2009	2008	2007
Balance Outstanding at December 31,	$17,400	$74,700	$37,200
Interest Rate at December 31,	0.87%	1.82%	5.54%
Average Amount Outstanding	$33,697	$57,429	$32,138
Weighted Average Annual Interest Rate	1.18%	3.32%	5.95%
Maximum Amount Outstanding	$78,700	$88,500	$40,500

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR (parent) must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.  As of December 31, 2009, 2008 and 2007, AWR (parent) was in compliance with these requirements.

Note 3 — Income Taxes

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  For the year ended December 31, 2009, the taxes recorded at AWR (parent) also include the effect of a change in California law during the first quarter of 2009.  On February 20, 2009, California’s governor signed two bills into law that amended and added several new provisions to California’s Revenue and Taxation Code.  One of the provisions in these bills changed the manner by which most taxpayers may compute the portion of their income derived from multiple jurisdictions that is subject to California taxation.  During the first quarter of 2009, AWR applied the change in tax law resulting from enactment of the bills based on its understanding of the legislature’s intent, which is to permit taxpayers to apply an alternative apportionment method commencing with the 2011 tax year.  On October 11, 2009, California’s governor signed a bill into law that conformed the new provision’s language to the legislature’s intent, consistent with AWR’s understanding of that intent.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, as well as refining certain related estimates.  This resulted in the recording of a benefit of approximately $918,000 during the first quarter of 2009, without a material change through the end of 2009. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.