Form 10-Q
period 2010-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2010-05-07
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

or

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

As of May 5, 2010, the number of Common Shares outstanding, of American States Water Company was 18,569,352 shares. As of May 5, 2010, all of the 134 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

Forward-Looking Information

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.   For example, when we use words such as “believes,” “anticipates,” “expects, “ “plans”, “estimates,” “intends,” “may” and other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Such statements address future events and conditions concerning such matters as our ability to raise capital, capital expenditures, earnings, litigation, rates, water sales, water quality and other regulatory matters, adequacy of water supplies, our ability to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters.

We caution you that any forward-looking statements made by us are not guarantees of future performance and that actual results  may differ materially from those currently anticipated in such statements, by reason of factors such as: changes in utility regulation; recovery of regulatory assets not yet included in rates; future economic conditions which affect changes in customer demand and changes in water and energy supply costs; changes in pension and post-retirement benefit plan costs; future climatic conditions; delays in customer payments or price redeterminations and/or equitable adjustments on contracts executed by ASUS and its subsidiaries; potential assessments for failure to meet interim targets for the purchase of renewable energy; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	March 31, 2010	December 31, 2009
Property, Plant and Equipment
Regulated utility plant, at cost	$1,250,145	$1,235,187
Non utility property, at cost	4,676	4,532
Total	1,254,821	1,239,719
Less - Accumulated depreciation	(381,567)	(373,301)
Net property, plant and equipment	873,254	866,418

Other Property and Investments
Goodwill	4,437	4,437
Other property and investments	11,723	11,720
Total other property and investments	16,160	16,157

Current Assets
Cash and cash equivalents	5,080	1,685
Accounts receivable — customers (less allowance for doubtful accounts of $683 in 2010 and $687 in 2009)	12,824	16,611
Unbilled revenue	18,804	18,199
Receivable from the U.S. government (less allowance for doubtful accounts of $67 in 2010 and 2009)	9,898	4,245
Other accounts receivable (less allowance for doubtful accounts of $258 in 2010 and $441 in 2009)	7,704	8,424
Income taxes receivable	56	4,190
Materials and supplies, at average cost	2,090	1,900
Regulatory assets — current	16,479	12,286
Prepayments and other current assets	2,492	3,355
Costs and estimated earnings in excess of billings on uncompleted contracts	26,965	19,766
Deferred income taxes — current	4,985	5,354
Total current assets	107,377	96,015

Regulatory and Other Assets
Regulatory assets	112,407	110,420
Other accounts receivable	5,817	5,717
Costs and estimated earnings in excess of billings on uncompleted contracts	7,283	7,933
Deferred income taxes	238	313
Other	10,318	10,320
Total regulatory and other assets	136,063	134,703

Total Assets	$1,132,854	$1,113,293

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	March 31, 2010	December 31, 2009
Capitalization
Common shares, no par value, no stated value	$223,953	$223,066
Earnings reinvested in the business	140,013	136,364
Total common shareholders’ equity	363,966	359,430
Long-term debt	305,794	305,866
Total capitalization	669,760	665,296

Current Liabilities
Notes payable to banks	21,000	17,400
Long-term debt — current	699	695
Accounts payable	33,967	33,903
Income taxes payable	2,640	72
Accrued employee expenses	9,031	7,326
Accrued interest	5,356	3,290
Regulatory liabilities - current	—	113
Unrealized loss on purchased power contracts	10,038	7,338
Billings in excess of costs and estimated earnings on uncompleted contracts	5,896	6,315
Other	17,466	23,254
Total current liabilities	106,093	99,706

Other Credits
Advances for construction	84,544	84,653
Contributions in aid of construction - net	104,303	104,344
Deferred income taxes	93,986	95,235
Unamortized investment tax credits	2,132	2,154
Accrued pension and other postretirement benefits	41,930	40,158
Regulatory liabilities	1,177	1,173
Billings in excess of costs and estimated earnings on uncompleted contracts	19,988	11,580
Other	8,941	8,994
Total other credits	357,001	348,291

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,132,854	$1,113,293

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Operating Revenues
Water	$57,874	$56,794
Electric	10,979	8,632
Contracted services	21,430	14,183
Total operating revenues	90,283	79,609

Operating Expenses
Water purchased	8,257	8,214
Power purchased for pumping	1,655	1,688
Groundwater production assessment	2,622	2,517
Power purchased for resale	3,669	3,962
Supply cost balancing accounts	3,815	3,528
Other operation expenses	6,839	7,153
Administrative and general expenses	18,863	16,865
Depreciation and amortization	8,842	8,361
Maintenance	4,296	4,073
Property and other taxes	3,683	3,400
Construction expenses	8,168	8,445
Net gain on sale of property	(3)	(15)
Total operating expenses	70,706	68,191

Operating Income	19,577	11,418

Other Income and Expenses
Interest expense	(5,749)	(5,294)
Interest income	661	202
Other — net	64	(30)
Total other income and expenses	(5,024)	(5,122)

Income from operations before income tax expense	14,553	6,296

Income tax expense	6,063	1,364

Net Income	$8,490	$4,932

Weighted Average Number of Shares Outstanding	18,546	17,312
Basic Earnings Per Common Share	$0.46	$0.28

Weighted Average Number of Diluted Shares	18,666	17,440
Fully Diluted Earnings Per Share	$0.45	$0.28

Dividends Declared Per Common Share	$0.260	$0.250

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Cash Flows From Operating Activities:
Net income	$8,490	$4,932
Adjustments for non-cash items:
Depreciation and amortization	8,842	8,361
Net gain on sale of property	(3)	(15)
Provision for doubtful accounts	347	358
Deferred income taxes and investment tax credits	(572)	(1,194)
Stock-based compensation expense	459	383
Other — net	88	(606)
Changes in assets and liabilities:
Accounts receivable — customers	3,533	324
Unbilled revenue	(605)	(13)
Other accounts receivable	527	1,241
Receivable from the U.S. government	(5,653)	2,123
Materials and supplies	(190)	252
Prepayments and other current assets	863	607
Regulatory assets — supply cost balancing accounts	3,815	3,528
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,549)	(3,930)
Other assets (including other regulatory assets)	(10,613)	(2,760)
Accounts payable	(444)	(2,406)
Income taxes receivable/payable	6,702	1,542
Billings in excess of costs and estimated earnings on uncompleted contracts	7,989	1,298
Accrued pension and other postretirement benefits	1,772	1,887
Other liabilities	1,063	3,861
Net cash provided	19,861	19,773

Cash Flows From Investing Activities:
Construction expenditures	(15,976)	(17,682)
Proceeds from sale of property	17	16
Net cash used	(15,959)	(17,666)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	515	462
Proceeds from stock option exercises	51	10
Receipt of advances for and contributions in aid of construction	889	332
Refunds on advances for construction	(445)	(422)
Repayments of long-term debt	(68)	(63)
Proceeds from issuance of long-term debt, net of issuance cost	—	39,777
Net change in notes payable to banks	3,600	(20,330)
Dividends paid	(4,822)	(4,328)
Other — net	(227)	65
Net cash (used) provided	(507)	15,503
Net increase in cash and cash equivalents	3,395	17,610
Cash and cash equivalents, beginning of period	1,685	7,283
Cash and cash equivalents, end of period	$5,080	$24,893

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS
(Unaudited)

(in thousands)	March 31, 2010	December 31, 2009
Utility Plant
Utility plant, at cost	$1,186,478	$1,171,618
Less - Accumulated depreciation	(360,087)	(352,574)
Net utility plant	826,391	819,044

Other Property and Investments	8,737	8,738

Current Assets
Cash and cash equivalents	—	1,096
Accounts receivable-customers (less allowance for doubtful accounts of $646 in 2010 and $657 in 2009)	12,551	16,193
Unbilled revenue	18,412	17,835
Inter-company receivable	245	372
Other accounts receivable (less allowance for doubtful accounts of $248 in 2010 and $431 2009)	6,799	8,044
Income taxes receivable from Parent	—	2,496
Materials and supplies, at average cost	1,755	1,679
Regulatory assets — current	16,460	12,267
Prepayments and other current assets	2,312	3,144
Deferred income taxes — current	4,778	5,146
Total current assets	63,312	68,272

Regulatory and Other Assets
Regulatory assets	112,407	110,420
Other accounts receivable	5,817	5,717
Other	9,715	9,654
Total regulatory and other assets	127,939	125,791

Total Assets	$1,026,379	$1,021,845

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2010	December 31, 2009
Capitalization
Common shares, no par value, no stated value	$195,972	$195,821
Earnings reinvested in the business	134,456	135,709
Total common shareholder’s equity	330,428	331,530
Long-term debt	300,149	300,221
Total capitalization	630,577	631,751

Current Liabilities
Long-term debt — current	369	365
Accounts payable	24,729	26,829
Inter-company payable	14,317	7,551
Income taxes payable to Parent	819	—
Accrued employee expenses	7,816	6,338
Accrued interest	5,244	3,256
Regulatory liabilities - current	—	113
Unrealized loss on purchased power contracts	10,038	7,338
Other	15,893	22,136
Total current liabilities	79,225	73,926

Other Credits
Advances for construction	79,334	79,443
Contributions in aid of construction - net	91,560	91,519
Deferred income taxes	93,213	94,418
Unamortized investment tax credits	2,132	2,154
Accrued pension and other postretirement benefits	41,930	40,158
Other	8,408	8,476
Total other credits	316,577	316,168

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,026,379	$1,021,845

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Operating Revenues
Water	$56,057	$55,178
Electric	10,979	8,632
Total operating revenues	67,036	63,810

Operating Expenses
Water purchased	8,002	7,987
Power purchased for pumping	1,556	1,567
Groundwater production assessment	2,622	2,517
Power purchased for resale	3,669	3,962
Supply cost balancing accounts	3,815	3,528
Other operation expenses	5,889	6,069
Administrative and general expenses	14,897	13,809
Depreciation and amortization	8,182	7,713
Maintenance	3,598	3,041
Property and other taxes	3,147	3,009
Net gain on sale of property	—	(15)
Total operating expenses	55,377	53,187

Operating Income	11,659	10,623

Other Income and Expenses
Interest expense	(5,580)	(4,996)
Interest income	150	199
Other — net	57	(22)
Total other income and expenses	(5,373)	(4,819)

Income from operations before income tax expense	6,286	5,804

Income tax expense	2,722	2,111

Net Income	$3,564	$3,693

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Cash Flows From Operating Activities:
Net income	$3,564	$3,693
Adjustments for non-cash items:
Depreciation and amortization	8,182	7,713
Provision for doubtful accounts	335	347
Deferred income taxes and investment tax credits	(604)	(731)
Stock-based compensation expense	242	232
Other — net	(3)	(614)
Changes in assets and liabilities:
Accounts receivable — customers	3,401	281
Unbilled revenue	(577)	14
Other accounts receivable	1,052	3
Materials and supplies	(76)	(110)
Prepayments and other current assets	832	569
Regulatory assets — supply cost balancing accounts	3,815	3,528
Other assets (including other regulatory assets)	(10,602)	(2,768)
Accounts payable	(2,580)	(569)
Inter-company receivable/payable	2,193	(42)
Income taxes receivable/payable from/to Parent	3,315	1,843
Accrued pension and other postretirement benefits	1,772	1,887
Other liabilities	287	3,423
Net cash provided	14,548	18,699

Cash Flows From Investing Activities:
Construction expenditures	(15,738)	(17,176)
Proceeds from sale of property	14	16
Net cash used	(15,724)	(17,160)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	871	317
Refunds on advances for construction	(445)	(395)
Proceeds from the issuance of long-term debt, net of issuance cost	—	39,777
Repayments of long-term debt	(68)	(63)
Net change in inter-company borrowings	4,700	(18,200)
Dividends paid	(4,800)	(4,400)
Other — net	(178)	90
Net cash provided	80	17,126

Net (decrease) increase in cash and cash equivalents	(1,096)	18,665
Cash and cash equivalents, beginning of period	1,096	3,812
Cash and cash equivalents, end of period	$—	$22,477

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY

AND

GOLDEN STATE WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

General/Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  AWR and its subsidiaries may be collectively referred to herein as “Registrant” or the Company.  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.”

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

The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. Investments in partially-owned affiliates are accounted for by the equity method when Registrant’s ownership interest exceeds 20%. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2009 filed with the SEC.  Certain prior-period amounts were reclassified to conform to the March 31, 2010 financial statement presentation.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $115 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheets as of March 31, 2010 and December 31, 2009. The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors mandated by the CPUC.

Long-Term Debt:  A senior note was issued on March 10, 2009, to CoBank, ACB (“Co-Bank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. This note also provides for patronage, where GSWC shares in the profits of CoBank.  If the current amount of patronage continues to be paid, the annual cost of the note is at about 6.0%. The proceeds were used to pay down short-term borrowings, and fund capital expenditures.  The terms of the agreement are substantially the same as the terms of a previous note agreement with CoBank executed in October 2005.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $685,000 and $626,000 for the three months ended March 31, 2010 and 2009, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $295,000 and $170,000 during the three months ended March 31, 2010 and 2009, respectively.

Recently Adopted Accounting Pronouncements:  In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred assets. Generally accepted accounting principles no longer include the concept of qualifying special purpose entity.  The revised guidance also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This revised guidance was effective for the Company beginning January 1, 2010 and did not have any impact on Registrant’s consolidated results of operations, financial position or cash flows.

In June 2009, the FASB amended the guidance on consolidation for variable interest entities. The new guidance requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity.  This guidance also amends how to determine whether an entity is a variable interest entity. A company must now disclose how its involvement with a variable interest entity affects the company’s financial statements and disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. This guidance was effective for the Company beginning January 1, 2010 and did not have any impact on the Registrant’s consolidated results of operations, financial position or cash flows.

In October 2009, the FASB issued an update to the accounting standards and provided amendments to the criteria of Accounting Standards Codification Topic 605, “Revenue Recognition”, for separately recognizing consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable.  This guidance is effective for financial statements issued for fiscal years beginning on or after June 15, 2010.  Registrant is currently evaluating the effects the adoption will have on its consolidated financial statements, but does not expect the adoption will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued an update to the accounting standards and amended the disclosure guidance with respect to fair value measurements.  Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. This guidance is currently effective, with the exception of the new guidance around the Level 3 activity reconciliations.  The adoption of the effective portion of the guidance had no impact on Registrant’s consolidated financial statements.  Certain Level 3 activities disclosure requirements of this guidance will be effective for fiscal years beginning after December 15, 2010.  Registrant is currently evaluating the impact of Level 3 disclosure of this guidance, but does not expect the adoption will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At March 31, 2010, Registrant had approximately $48.2 million of regulatory assets not accruing carrying costs. Of this amount, $27.4 million relates to the underfunded positions of the pension and other post-retirement obligations, $6.4 million relates to deferred income taxes representing accelerated tax benefits flowed through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, and $10.0 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contracts over the life of the contract.  The remainder relates to other expenses that do not provide for recovery of carrying costs that Registrant expects to recover in rates over a short period.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(In thousands)	March 31, 2010	December 31, 2009
GSWC
Electric supply cost balancing account	$11,856	$13,111
Water supply cost balancing accounts	4,156	4,717
Water revenue adjustment mechanism, net of modified cost balancing accounts	26,225	21,168
Aerojet litigation memorandum account	19,503	19,676
Pensions and other postretirement obligations	27,401	27,833
Derivative unrealized loss	10,038	7,338
Flow-through taxes, net	6,406	6,661
Electric transmission line abandonment costs	2,782	2,828
Asset retirement obligations	3,910	3,826
Low income rate assistance balancing accounts	5,183	4,764
Santa Maria adjudication memorandum accounts	3,888	3,895
Deferred rate case costs	3,474	3,642
Refund of water right lease revenues	(1,707)	(1,806)
Other regulatory assets, net	5,752	4,921
Total GSWC	$128,867	$122,574
CCWC
Asset retirement obligations	$60	$59
Other regulatory liabilities, net	(1,218)	(1,213)
Total AWR	$127,709	$121,420

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2009 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2009.

Electric Supply Cost Balancing Accounts:

Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $11.9 million at March 31, 2010.  For the three months ended March 31, 2010 and 2009, the under-collection decreased by approximately $1.3 million and $1.1 million, respectively, primarily as a result of a payment of a surcharge by its customers of 2.2¢ per kilowatt hour through August 2011.  In addition, BVES is allowed to include its actual recorded purchased energy costs up to a weighted annual average cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account.  BVES began receiving power under a new purchased power contract in January 1, 2009.   The main product under the new contract provides for 13 megawatts (“MW”) of electric energy at a fixed price of $67.85 per MWh during 2010 as compared to the $77 per MWh included in rates.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the three months ended March 31, 2010 and 2009.

As of March 31, 2010, the electric supply cost balancing account consists of $4.0 million for costs of abandonment of a transmission line upgrade and $7.9 million for changes in purchased energy and power system delivery costs.

Water Supply Cost Balancing Accounts:

Prior to the implementation of the Modified Cost Balancing Account (“MCBA”) further discussed below,  Registrant maintained water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  These supply cost balancing accounts tracked differences between the current cost for supply items (water, power and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occurred when the current cost exceeded the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occurred when the current cost of these items were less than the amount in rates.  Typically, under-collections or over-collections, when they occur, were tracked in the supply cost balancing accounts for future recovery or refund through a surcharge (in the event of an under-collection) or through a surcredit (in the event of an over-collection) on customers’ bills.  Registrant accrued interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper.  Registrant does not maintain a supply cost balancing account for CCWC.

As of March 31, 2010, there is a $4.2 million net under-collection remaining in the water supply cost balancing accounts.  Of this amount, approximately $1.6 million relates to GSWC’s Region III customer service area and $2.6 million relates primarily to GSWC’s Region I.  Currently, there are surcharges in place in Region I and Region III to recover these under-collections including the approval in January 2010 by the CPUC of a 36-month surcharge in one of Region I’s ratemaking areas to begin recovering the under-collection prospectively.  When these surcharges expire, any unrecovered balances will be included in the MCBA for recovery in a future filing.

On August 21, 2008, the CPUC issued a final decision which approved a settlement agreement between GSWC and the CPUC’s Division of Ratepayer Advocates (“DRA”) regarding conservation rate design.  As a result of this decision, GSWC established an MCBA that permits GSWC to recover supply costs related to changes in water supply mix in addition to rate changes by GSWC’s suppliers. GSWC implemented this MCBA in November 2008 for Regions II and III and in September 2009 for Region I.  This account replaces the water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account was implemented.

Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”):

With the adoption of the WRAM and the MCBA effective November 25, 2008 for Regions II and III and September 1, 2009 for Region I’s ratemaking areas, GSWC began recording the difference between what is billed to its regulated water customers and that which is authorized by the CPUC. Under the WRAM, GSWC records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues).  While the WRAM tracks volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenues consider the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a current asset or liability balancing account (tracked individually for each rate- making area). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.  The WRAM only applies to customer classes with conservation rates/tiered rates in place.

Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a current asset or liability balancing account (tracked individually for each water region).  Unlike the WRAM, the MCBA applies to all customer classes.

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90 day commercial paper rate. When the net amount for Regions II, III or any of the Region I ratemaking areas achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in GSWC’s general rate case proceedings or aggregated with future calendar year balances for comparison with the pre-determined recovery level of 2.5 percent of adopted revenues.

In March 2010, GSWC filed an advice letter with the CPUC for recovery of the Region II and III WRAM, net of the MCBA and supply cost balancing accounts, of $18.3 million.  A surcharge was put in place in March 2010 which is expected to recover the amounts accumulated in Regions II and III’s WRAM, net of MCBA and supply cost balancing accounts, as of December 31, 2009.  As of March 31, 2010, Region I has a net regulatory asset of $3.8 million.  In April 2010, GSWC filed advice letters with the CPUC for recovery of $2.8 million of this amount which represented the net regulatory asset balance as of December 31, 2009.  Going forward, GSWC will seek recovery of its WRAM, net of MCBA, on an annual basis.  As of March 31, 2010, GSWC has a net aggregated regulatory asset of $26.2 million which is comprised of a $30.9 million under-collection in the WRAM accounts and $4.7 million over-collection in the MCBA accounts.

Aerojet Litigation Memorandum Account:

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $181,000 and $211,000 was billed to customers during the three months ended March 31, 2010 and 2009, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision. Pursuant to the decision, additional interest of approximately $8,000 and $20,000 was added to the Aerojet litigation memorandum account during the three months ended March 31, 2010 and 2009, respectively.

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

Derivative Gains and Losses on Purchased Power Contracts Memorandum Account:

As described in Note 4, in October 2008 GSWC executed a new purchased power contract.  GSWC’s BVES division began receiving power under this contract on January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract.  The new contract is also subject to accounting guidance as amended for derivative instruments and hedging activities and requires mark-to-market derivative accounting.  In May 2009, the CPUC authorized GSWC to establish a non-interest bearing regulatory memorandum account to track unrealized gains and losses on the new contract, which the CPUC also approved, throughout the term of the contract.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into the memorandum account and, as a result, do not impact GSWC’s earnings. As of March 31, 2010, $10.0 million of unrealized losses have been included in this memorandum account. This unrealized loss increased since December 31, 2009 as a result of decreasing quoted market prices for energy over the duration of the contract.

Deferred Rate Case Costs:

As of March 31, 2010, GSWC has deferred rate case costs totaling $3.5 million. These are direct costs consisting primarily of outside consulting services, which have been incurred in connection with the preparation and processing of a general rate case.  Historically, GSWC has deferred these costs as a regulatory asset which are then recovered in rates and amortized over the term of a rate case cycle once the new rates go into effect.  In the current general rate case for Regions II and III and the general office, the DRA is challenging GSWC’s historical practice of deferring these costs with subsequent recovery upon the effective date of the new rates.  Instead, DRA believes that rate case costs should be projected for future periods and recovered prospectively.   Management believes that DRA’s rationale and recommendations are inconsistent with GSWC’s historical practice of deferring and recovering rate case expenses associated with the current general rate case (“GRC”).  This practice has not been challenged by the CPUC in prior rate cases.  GSWC will vigorously defend its position.  However, if DRA prevails, GSWC may be required to write-off approximately $2.2 million of costs deferred as of March 31, 2010 related to the current water rate case.  The final resolution of this issue is expected in September 2010 as part of the CPUC’s final decision in the Region II and III general rate case.  At this time, GSWC is unable to predict the outcome of this matter.

Other Regulatory Assets:

As part of the CPUC’s final decision in October 2009 on the BVES general rate case, GSWC was authorized to establish a Base Revenue Requirement Adjustment Mechanism (“BRRAM”) account effective November 2, 2009. With the adoption of the BRRAM account, GSWC began recording the difference between what is billed to its electric customers and that which is authorized by the CPUC.  The variance between adopted electric revenue and actual billed revenue will be recorded as a component of electric revenue with an offsetting entry to a current asset or liability balancing account.  The variance amount may be positive or negative and represents amounts that will be billed or refunded to electric customers in the future and is interest bearing at the current 90-day commercial paper rate.  When the amount of the under- or over-collection is equal to or greater than 5 percent of the revenue requirement established for the previous twelve months, GSWC intends to seek approval from the CPUC to refund or collect the balance in the account.  As of March 31, 2010, GSWC has included in other regulatory assets $426,000 related to the BRRAM. Management will evaluate the anticipated recovery of this under-collection and will provide for allowances and/or reserves as deemed necessary.

Included in other regulatory assets is a memorandum account totaling $958,000 recorded in the first quarter of 2010.  In June 2009, the CPUC had authorized BVES to track the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, effective and retroactive from June 4, 2009 to October 31, 2009.  The amount in this memorandum account totaled approximately $958,000.  However, the decision issued on October 15, 2009 did not address the disposition of this memorandum account.   In November 2009, GSWC filed a petition for modification to seek clarification from the CPUC on the treatment and recovery of this memorandum account.   In March 2010, the CPUC approved for recovery this memorandum account through a surcharge over a 24-month period effective May 1, 2010.  Accordingly, during the first quarter of 2010, GSWC recorded a regulatory asset and a corresponding increase to earnings for amounts included in this memorandum account.  The October 2009 decision in the general rate case for BVES also allows for an update to BVES’ rates in 2010 for the corporate headquarters’ costs based on the CPUC’s adoption of new rates for GSWC’s current Regions II and III general rate case including the recovery of expenses associated with its corporate headquarters.

In January 2010, the City of Big Bear and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged many BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to many BVES customers.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  While service has been restored to BVES customers, costs are still being incurred to repair equipment affected by the storms.  In February 2010, GSWC informed the CPUC that it will track these costs in a Catastrophic Event Memorandum Account (“CEMA”).  Once all work resulting from these storms is completed, GSWC intends to file an advice letter with the CPUC for recovery of these costs through a surcharge.  The incremental costs include BVES labor, outside services assistance, equipment, materials, facilities damages and related snow removal services.  Management believes these incremental costs will be approved by the CPUC for recovery through the CEMA .  As of March 31, 2010, approximately $403,000 has been incurred as a result of the storms and has been included in the CEMA account within other regulatory assets.  Management believes this amount is probable of future recovery.

Other Regulatory Liabilities at CCWC:

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

In 2005, CCWC recognized a net gain of $760,000 related to this settlement agreement and established a regulatory liability for the remaining $760,000 pending ACC review of this matter.  On October 8, 2009, the ACC made a final ruling ordering CCWC to treat the entire gain of $1,520,000 from the settlement agreement with FHSD as a reduction to rate base. As a result, CCWC recorded a loss of $760,000 during the third quarter of 2009.  This effectively reversed the original gain recorded in 2005.  In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.  The ACC granted CCWC’s request to hold a rehearing on the issues.  In January 2010, a procedural conference was held with the judge and the staff of the ACC involved in the rate case to address a schedule for the rehearing. The rehearing was held in April 2010 and a final decision by the ACC is expected in the third quarter of 2010.  At this time, management cannot predict the final outcome of this matter.

Other Regulatory Matters:

La Serena Plant Improvement Project:

In January 2008, the CPUC approved Region I’s general rate case effective for years 2008, 2009, and 2010.  On March 3, 2008, the DRA filed an application for rehearing of this decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  In September 2008, the CPUC granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  The project is currently in rate base and the earnings have been included in rates since January 1, 2008.  If DRA prevails, GSWC may be required to write-off the costs incurred to date and also refund amounts collected from customers since January 1, 2008.  At this time, management believes it is probable that the costs of this project will be allowed to remain in rate base.  The final resolution of this issue is expected in September 2010 as part of the CPUC’s final decision in the Region II and III general rate case.

CPUC Subpoena:

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

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff and has provided responsive materials, including but not limited to, materials that are relevant to CCWC. Although the ACC has issued a decision in the CCWC general rate case, they have held the docket open pending resolution of the staff’s review of the CPUC subpoena documents.  In the first quarter of 2010, the ACC staff issued a report recommending that proper controls be established in CCWC’s procurement policies and procedures, and that status reports of the CPUC’s investigation and resolution be filed with the ACC periodically. The staff’s report did not result in any financial impact to CCWC.  The ACC will still need to act on the staff’s recommendations.  Management cannot predict the outcome of the ACC’s final decision on this matter.

Bear Valley Electric Service

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. However, BVES expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of March 31, 2010.  At this time, management cannot determine if interim targets for the 2010 year will be met.  BVES is continuing its efforts to procure renewable resources. In November 2009, GSWC entered into a ten-year contract to purchase renewable energy created from landfill gas.  The contract is subject to CPUC approval.  If approved, the contract will provide up to 3 megawatts for ten years at a fixed price of $110.0 per MWh.  In November 2009, GSWC also entered into a ten-year contract to purchase biogas to power BVES’s gas-fueled 8.4 MW generation facility.  This contract is also subject to CPUC approval.

Note 3 — Earnings per Share/Capital Stock:

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

	Basic	For The Three Months Ended March 31,
	(in thousands, except per share amounts)	2010	2009
	Net income	$8,490	$4,932
Less: (a)	Distributed earnings to common shareholders	4,822	4,328
	Distributed earnings to participating securities	23	25
	Undistributed earnings	3,645	579

	(b) Undistributed earnings allocated to common shareholders	3,627	576
	Undistributed earnings allocated to participating securities	18	3
	Total income available to common shareholders, basic (a)+(b)	$8,449	$4,904

	Weighted average Common Shares outstanding, basic	18,546	17,312
	Basic earnings per Common Share	$0.46	$0.28

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted in 2006 under Registrant’s 2003 Non-Employee Directors Stock Plan and restricted stock units issued under Registrant’s 2000 Stock Incentive Plan, 2008 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income. At March 31, 2010 and 2009, there were 760,372 and 680,008 options outstanding, respectively, under these Plans. At March 31, 2010 and 2009, there were also 100,469 and 87,373 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Common shareholders earnings, basic	$8,449	$4,904
Undistributed earnings for dilutive stock options	18	3
Total common shareholders earnings, diluted	$8,467	$4,907

Weighted average common shares outstanding, basic	18,546	17,312
Stock-based compensation (1)	120	128
Weighted average common shares outstanding, diluted	18,666	17,440
Diluted earnings per Common Share	$0.45	$0.28

(1)  In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 248,565 and 425,053 stock options at March 31, 2010 and 2009, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 100,469 and 87,373 restricted stock units at March 31, 2010 and 2009, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2010 and 2009.

Stock options of 415,504 and 254,271 were outstanding at March 31, 2010 and 2009, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2010 and 2009.  Stock options of 96,303 and 684 were outstanding at March 31, 2010 and 2009, respectively, but not included in the computation of diluted EPS because they were antidilutive.

During the three months ended March 31, 2010 and 2009, Registrant issued 26,117 and 19,957 Common Shares, for approximately $566,000 and $472,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, and the stock incentive plans. In addition, Registrant purchased 31,805 and 304 Common Shares on the open market during the three months ended March 31, 2010 and 2009, respectively, under Registrant’s 401(k) Plan and the Common Share Purchase and Dividend Reinvestment Plan. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended March 31, 2010, AWR paid quarterly dividends of approximately $4.8 million, or $0.260 per share.  During the three months ended March 31, 2009, AWR paid quarterly dividends to shareholders of approximately $4.3 million, or $0.250 per share.

Note 4 — Derivative Instruments:

Most of the electric energy sold by BVES to its customers is purchased from others.  To mitigate exposure to spot-market prices, Registrant has entered into purchased power contracts, which are subject to derivative accounting, to serve its BVES customer service area.  By entering into these fixed-priced purchased power contracts, Registrant has been able to limit the amount of risk and uncertainty due to spot-market price variability.  Changes in electricity costs are outside of management’s control, therefore, the purpose of entering into these fixed price contracts is to stabilize purchased power costs.  Except for the resale of small amounts of power in the spot market that are in excess of BVES’ customers’ then immediate needs, the power purchased under the contracts is only used to service BVES customers’ demand.

Registrant has a block-forward purchase power contract that has been and is subject to the accounting guidance for derivative instruments and hedging activities, as amended.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark.  Accounting guidance requires companies to record derivatives on the balance sheet as assets and liabilities, and to measure those instruments at their fair value.

In October 2008, GSWC executed a purchased power contract that permits GSWC to purchase power at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   GSWC began receiving power under this contract on January 1, 2009.  In May

2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.   As of March 31, 2010 there was a $10.0 million cumulative unrealized loss which has been included in the memorandum account.  This memorandum account does not impact GSWC’s earnings.

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

Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contract. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant receives one broker quote to determine the fair value of its derivative instrument.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.  Accordingly, the valuation of the derivative on Registrant’s new purchased power contract has been classified as Level 3 for all periods presented.

The following table presents changes in the fair value of the derivative for the three months ended March 31, 2010 and 2009.

	For The Three Months Ended March 31,
(dollars in thousands)	2010	2009
Balance, at beginning of the period	$(7,338)	$—
Unrealized loss on purchased power contracts	(2,700)	(8,428)
Balance, at end of the period	$(10,038)	$(8,428)

For the three months ended March 31, 2010 and 2009, the unrealized losses were included in regulatory assets due to regulatory mechanisms in place effective January 1, 2009.

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by the utility subsidiaries. Rates available to the utility subsidiaries at March 31, 2010 and December 31, 2009 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	March 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$300,518	$321,727	$300,586	$335,217
Long-term debt—CCWC	5,975	5,454	5,975	5,623
Total AWR	$306,493	$327,181	$306,561	$340,840

Note 6 — Military Privatization:

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, subject to periodic prospective price redeterminations and modifications for changes in circumstances.

The amounts charged by the Military Utility Privatization Subsidiaries for water and/or wastewater services at the respective military bases are based upon the terms of the 50-year contracts between ASUS or its subsidiaries and the U.S. government. Under the terms of these agreements, the Military Utility Privatization Subsidiaries agreed to operate and maintain the water and/or wastewater systems at the respective bases for a monthly net fixed price for operation and maintenance, and for an amount to cover renewals and replacements for the first two years of the contract.  Under the terms of each of these contracts, prices are to be redetermined at the end of the initial two year period and every three years thereafter, unless otherwise agreed to by the parties to a contract. In addition, prices may be equitably adjusted for changes in law and other circumstances.  These adjustments can be retrospective and/or prospective.  The Military Utility Privatization Subsidiaries have experienced delays in obtaining readjustment of prices and equitable adjustments as required by the terms of these contracts.

In March 2009, ONUS filed a request for equitable adjustment related to a joint inventory report which indicated the quantity of the Fort Bragg infrastructure to be greater than what was estimated by the U.S. government as part of its solicitation for this contract.  On January 22, 2010, the U.S. government approved a $6.5 million equitable adjustment regarding this inventory. As a result of this contract modification, ASUS recorded $3.1 million of revenues and operating income during the first quarter of 2010 (approximately $2.8 million of which is retroactive from the commencement of the contract in March 2008 to December 31, 2009).  The remaining $3.4 million, related to renewal and replacement funds, was recorded as deferred revenue in the first quarter of 2010. The deferred revenue will be recognized in construction revenues (along with the related construction costs) when the work is performed.

In March 2008, FBWS filed a request for equitable adjustment as a claim with the U.S. government seeking an adjustment in the contract after it was determined that the infrastructure at Fort Bliss was substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.  In January 2010, FBWS and the U.S. government entered into a settlement agreement pursuant to which the U.S. government agreed to pay FBWS retroactive operation and maintenance management fees and retroactive renewal and replacement fees from the contract commencement date, October 1, 2004.  In March 2010, the U.S. government issued a $6 million contract modification funding a majority of the settlement agreement.  As a result, ASUS recorded $2.5 million in revenues and pretax operating income and $510,000 in interest income during the first quarter of 2010.  The remaining $3.0 million, related to renewal and replacement funds, was recorded as deferred revenue for the three months ended March 31, 2010. The deferred revenue will be recognized in construction revenues (along with the related construction costs) as the work is performed.  An additional modification funding the balance of the settlement amount (approximately $373,000) is pending and will not be recorded until such modification is received.

Note 7 — Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETR for the three months ended March 31, 2010 was 43.3% as compared to 36.4% applicable to the three months ended March 31, 2009.  The GSWC ETR deviated from the federal statutory rate primarily due to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).

Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in operating expenses.

AWR (parent) records the tax effects of the members of the AWR group joining in filing federal consolidated and state combined returns.  For the three months ended March 31, 2010, the state taxes, net of federal benefit, recorded at AWR (parent) include an expense of approximately $146,000 as a result of applying the California state unitary tax principles (“unitary effect”).  The unitary effect may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  The net unfavorable unitary effect for the three months ended March 31, 2010 was primarily attributable to the increased profitability of contracted services outside of California.  Management continues to intend to elect, commencing with the 2011 tax year, an alternative apportionment method made available by tax law changes in 2009.

For the three months ended March 31, 2009, the taxes recorded at AWR (parent) also include the effect of management’s intention to apply an alternative method made available by a change in California law during the first quarter of 2009.  The change in law permits most taxpayers to compute the portion of their income derived from multiple jurisdictions that is subject to California taxation by applying an alternative apportionment method  commencing with the 2011 tax year.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, and refined certain related estimates.  This resulted in the recording of a benefit of approximately $918,000 during the first quarter of 2009. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.

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

Note 8 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2010 and 2009 are as follows:

	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefits Cost:
Service cost	$1,158	$1,044	$101	$86	$108	$93
Interest cost	1,534	1,444	159	160	89	86
Expected return on plan assets	(1,312)	(971)	(63)	(52)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	40	40
Amortization of actuarial loss	308	572	—	—		—
Net periodic pension cost	$1,718	$2,119	$252	$249	$237	$219

Registrant expects to contribute approximately $8,583,000 and $575,000 to the pension and postretirement medical plans in 2010, respectively.  No contributions were made during the three months ended March 31, 2010.

Note 9 — Contingencies:

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

Except for the City of Stanton and the Town of Apple Valley, Registrant is currently not involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached, subject to CPUC approval.  The settlement, among other things, if approved by the CPUC, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the Santa Maria Valley Conservation District.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  In the unlikely case that the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin.  Over the last five years, GSWC’s average groundwater production has been 10,140 acre-feet per year.

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

Aerojet Note Receivable:

Pursuant to the settlement agreement with Aerojet discussed in Note 2, GSWC has a note receivable, plus accrued interest, guaranteed by Aerojet.  This note, plus interest on the unpaid balance, is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.    GenCorp Inc. is the parent of Aerojet.  In January 2010, Standard & Poor’s (“S&P”) upgraded GenCorp Inc’s credit rating to B- from CCC+ with a stable outlook.  This is a non-investment grade rating assigned by S&P to companies whose financial situation varies.

In December 2009, the Company received from Aerojet $2.6 million, including interest, as payment of the first annual installment under the terms of the 2004 settlement agreement.  As of March 31, 2010, the unpaid portion of the note receivable is $8.3 million, comprised of $6.4 million in principal and $1.9 million in accrued interest.  At this time, management believes the note receivable from Aerojet is fully collectible and has not provided a reserve for uncollectible amounts as of March 31, 2010.  GSWC will continue to assess recoverability of this note receivable.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured. Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of March 31, 2010, the total spent to clean-up and remediate GSWC’s plant facility is approximately $2.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of March 31, 2010, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Ballona Plant: During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”) located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  An initial investigation and characterization of the contaminated area has been conducted.  The investigation report indicates that contamination levels are below normal cleanup goals.  GSWC submitted a clean-up action plan to the local Certified Unified Program Agency (“CUPA”), which approved the clean-up plan.  The clean-up was completed during the first quarter of 2010.  All contaminated soil was removed and replaced with clean soil.  Currently, the contractor is preparing a closure report.  The report requires the approval of Los Angeles County Fire Authority which serves as the local CUPA.  Although GSWC cannot predict the final decision by the CUPA, based on the clean-up test results, the closure report is expected to be approved.  Clean-up costs incurred through March 31, 2010 totaled approximately $200,000.  Historically, the costs for this type of cleanup have been included in rates as approved by the CPUC.

Other Litigation:

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

Note 10 — Business Segments:

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

Activities of ASUS and its subsidiaries have been conducted in California, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  ASUS’s wholly-owned subsidiaries are regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operation and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’s subsidiaries are incorporated.  On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries.

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

	As Of And For The Three Months Ended March 31, 2010
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$56,057	$10,979	$1,817	$21,430	$—	$90,283
Operating income (loss)	9,176	2,483	144	7,824	(50)	19,577
Interest expense, net	5,054	376	91	(441)	8	5,088
Identifiable assets	789,387	37,004	43,883	2,980	—	873,254
Depreciation and amortization expense	7,622	560	483	177	—	8,842
Capital additions	15,291	447	66	172	—	15,976

	As Of And For The Three Months Ended March 31, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$55,178	$8,632	$1,616	$14,183	$—	$79,609
Operating income (loss)	11,167	(544)	(223)	1,068	(50)	11,418
Interest expense, net	4,286	511	105	99	91	5,092
Identifiable assets	751,745	37,466	45,127	2,164	—	836,502
Depreciation and amortization expense	7,148	565	486	162	—	8,361
Capital additions	16,865	311	488	18	—	17,682

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

GSWC served 255,117 water customers and 23,223 electric customers at March 31, 2010, or a total of 278,340 customers, compared with 254,451 water customers and 23,094 electric customers, or a total of 277,545 customers at March 31, 2009. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 94% and 90% of total water revenues for the three months ended March 31, 2010 and 2009, respectively.

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

CCWC is an Arizona public utility company serving 13,457 customers as of March 31, 2010, compared with 13,405 customers at March 31, 2009. Located in the Town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems, pursuant to 50-year fixed price contracts.  Each of the contracts with the U.S. government may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract.  In either event, each Military Utility Privatization Subsidiary so impacted should be entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in the contract. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of the contract. Prices are subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations, and changes in wages and fringe benefits to the extent provided in each of the contracts.  AWR guarantees performance of ASUS’ military privatization contracts.  Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

•                  FBWS - water and wastewater systems at Fort Bliss located near El Paso, Texas and extending into southeastern New Mexico effective October 1, 2004;

•                  TUS - water and wastewater systems at Andrews Air Force Base in Maryland effective February 1, 2006;

•                  ODUS - wastewater system at Fort Lee in Virginia effective February 23, 2006 and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia effective April 3, 2006;

•                  PSUS - water and wastewater systems at Fort Jackson in South Carolina effective February 16, 2008; and

•                  ONUS - water and wastewater systems at Fort Bragg, Pope Air Force Base and Camp MacKall, North Carolina effective March 1, 2008.

Overview

Included in the following analysis is a discussion of water and electric margins.  Water and electric margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance. A reconciliation of water and electric margins to the most directly comparable GAAP measures are included in the table on page 33.

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

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned primarily from the operation,  maintenance, renewal and replacement of water and/or wastewater systems at various military bases. All of these contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of new infrastructure pursuant to contract modifications.  Additional revenues generated by contract operations are primarily dependent on these additional construction activities.  As a result, ASUS is subject to risks that are different than those of Registrant’s regulated water and electric utilities.  ASUS plans to continue seeking contracts for the operation, maintenance, renewal and replacement of water and/or wastewater services at military bases.  Factors affecting the financial performance of our Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the timing of implementation by the U.S. government of redeterminations and/or equitable adjustments of prices under contracts with the U.S. government.

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

For three months ended March 31, 2010, net income was $8.5 million compared to $4.9 million in the same period of 2009, an increase of 72.1%. Diluted earnings per share for the three months ended March 31, 2010 were $0.45 compared to $0.28 in the same period of 2009.  The increase in earnings is due primarily to: (i) an increase in the water and electric margins of $3.3 million or $0.11 per share due to higher customer rates approved by the CPUC and ACC, the implementation of the Water Revenue Adjustment Mechanism (“WRAM”) for Region I, and the CPUC’s authorization of additional revenues to cover increased general office allocation to BVES, and (ii) an increase in pretax operating income for contracted services of $6.8 million, or $0.23 per share, during the three months ended March 31, 2010 when compared to 2009.

These increases to earnings were partially offset by: (i) higher operating expenses at the Company’s utility businesses of $1.9 million, or $0.06 per share; (ii) a change in enacted state tax law during the first quarter of 2009 which resulted in a tax benefit of $918,000, or $0.05 per share and did not recur in first quarter of 2010; (iii) an overall increase in the effective income tax rate (excluding the tax benefit mentioned previously) decreasing earnings by approximately $0.03 per share, due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and (iv) a decrease of $0.03 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.15 million shares of AWR’s Common Shares in a public offering completed in May 2009.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracted services . Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, a water-service utility operation conducted through CCWC, and a contracted services unit through ASUS and its subsidiaries.  The tables below set forth summaries of the results by segment (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	3/31/2010	3/31/2009	CHANGE	CHANGE	3/31/2010	3/31/2009	CHANGE	CHANGE

Water	$57,874	$56,794	$1,080	1.9%	$9,320	$10,944	$(1,624)	-14.8%
Electric	10,979	8,632	2,347	27.2%	2,483	(544)	3,027	-556.4%
Contracted services	21,430	14,183	7,247	51.1%	7,824	1,068	6,756	632.6%
AWR parent	—	—	—	—	(50)	(50)	0	0.0%
Totals from operation	$90,283	$79,609	$10,674	13.4%	$19,577	$11,418	$8,159	71.5%

Water —Pretax operating income for water decreased by $1.6 million, or 14.8%, due to higher operating expenses of $2.5 million, as more fully described later.  Higher operating expenses were partially offset by an increase in the dollar water margin of $828,000 as a result of rate increases at CCWC approved by the ACC in October 2009 and as a result of the WRAM account implemented for Region I in September 2009.  Due to the delay in GSWC’s Regions II and III and general office rate case (discussed further in Regulatory Matters), GSWC’s revenues and supply costs for Regions II and III for the first quarter of 2010 have been recorded using 2009 adopted levels pending resolution of this general rate case, which is expected in September 2010.

Electric — For the three months ended March 31, 2010, pretax operating income from electric operations increased by $3.0 million due to an increase in rates which went into effect in November 2009.  In addition, as a result of the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) which also went into effect in November 2009,  BVES recorded $320,000 in additional revenues due to lower customer usage.  Also, in March 2010, the CPUC approved for recovery a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation, effective and retroactive from June 4, 2009 to October 31, 2009.  As a result, during the first quarter of 2010, BVES recorded a regulatory asset of $958,000 and a corresponding increase to revenues for amounts included in this memorandum account.  Finally, other operating expenses decreased due to lower outside services costs.  Costs for outside services were higher during the first three months of 2009 as a result of legal costs associated with the new purchased power contract and the general rate case which was decided in October 2009.

Contracted Services - For the three months ended March 31, 2010, pretax operating income for contracted services increased by $6.8 million, or $0.23 per share.  This was primarily due to contract modifications approved by the U.S. government during the first quarter of 2010 in connection with two separate requests for equitable adjustment previously filed for inventory price adjustments at Fort Bliss in Texas and Fort Bragg in North Carolina.  These two contract modifications increased revenues and pretax operating income by a combined $5.6 million.  There was also an increase in construction revenues of $1.5 million, partially offset by increases in other operating expenses due to increased labor and related benefits and outside service costs. Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government may or may not continue in future periods.

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and wastewater systems at the military bases.  In addition, higher allocations of corporate headquarters’ expenses to ASUS and its wholly-owned subsidiaries by the CPUC were not contemplated at the time the contracts with the U.S. government were negotiated and will need to be addressed in future price redeterminations.

Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties to a contract.  Redeterminations have been submitted and are under review by the U.S. government for operations of ODUS and TUS in Virginia and Maryland, respectively.   The price redeterminations for ODUS are expected to be completed in 2010.  The price redetermination for TUS is being reviewed by the Defense Contract Audit Agency; however, TUS has received preliminary information indicating that DCAA has deemed TUS’ submission to be “inadequate” for audit purposes.  Resolution of this matter will be based upon discussions with the U.S. government  to be held during the second quarter of 2010.  Pending redetermination of prices, ASUS has received interim inflation adjustments during 2008 to the management fees at ODUS for operating and maintaining the water and wastewater systems at Fort Eustis, Fort Story and Fort Monroe in Virginia, and the wastewater system at Fort Lee also in Virginia effective on the second anniversary of the date when ODUS began operating these bases (February 23, 2008 for Fort Lee and April 3, 2008 for the other three bases).   In connection with the FBWS inventory adjustment discussed above, we agreed to waive the first and second price redetermination of prices required by the original 50-year contract at Fort Bliss.

These price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues prospectively to help offset increased costs and provide Registrant the opportunity to generate positive operating income at its Military Utility Privatization Subsidiaries.  As of March 31, 2010, ASUS has $1.1 million of goodwill, which may be at risk for potential impairment if requested price redeterminations and equitable adjustments that have not yet been approved, are not received.

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2010 and 2009 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2010	3/31/2009	CHANGE	CHANGE
OPERATING REVENUES
Water	$57,874	$56,794	$1,080	1.9%
Electric	10,979	8,632	2,347	27.2%
Contracted services	21,430	14,183	7,247	51.1%
Total operating revenues	90,283	79,609	10,674	13.4%

OPERATING EXPENSES
Water purchased	8,257	8,214	43	0.5%
Power purchased for pumping	1,655	1,688	(33)	-2.0%
Groundwater production assessment	2,622	2,517	105	4.2%
Power purchased for resale	3,669	3,962	(293)	-7.4%
Supply cost balancing accounts	3,815	3,528	287	8.1%
Other operation expenses	6,839	7,153	(314)	-4.4%
Administrative and general expenses	18,863	16,865	1,998	11.8%
Depreciation and amortization	8,842	8,361	481	5.8%
Maintenance	4,296	4,073	223	5.5%
Property and other taxes	3,683	3,400	283	8.3%
ASUS construction expenses	8,168	8,445	(277)	-3.3%
Net gain on sale of property	(3)	(15)	12	-80.0%
Total operating expenses	70,706	68,191	2,515	3.7%

OPERATING INCOME	19,577	11,418	8,159	71.5%

OTHER INCOME AND EXPENSES
Interest expense	(5,749)	(5,294)	(455)	8.6%
Interest income	661	202	459	227.2%
Other	64	(30)	94	-313.3%
	(5,024)	(5,122)	98	-1.9%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	14,553	6,296	8,257	131.1%

Income tax expense	6,063	1,364	4,699	344.5%

NET INCOME	$8,490	$4,932	$3,558	72.1%

Net income for the three months ended March 31, 2010 was $8.5 million, equivalent to $0.46 and $0.45 per common share on a basic and fully diluted basis, respectively, compared to $4.9 million or $0.28 per common share on a basic and fully diluted basis, for the three months ended March 31, 2009, an increase of 72.1%.

Impacting the comparability in the results of the two periods on a diluted per share basis are the following significant items:

•      The dollar water margin increased by $828,000, or $0.03 per share, during the first quarter of 2010 due primarily to: (i) an increase in water rates at CCWC in connection with the ACC’s approval of CCWC’s rate case on October 8, 2009, partially offset by lower consumption, increasing CCWC’s water revenues by approximately $200,000, and (ii) the implementation in September 2009 of the WRAM in Region I which increased water revenues by $1.5 million, partially offset by lower actual consumption of 14.6%.  The net increase in water revenues for Region I was approximately $673,000 during the first quarter of 2010.

•      The dollar electric margin increased by $2.5 million, or $0.08 per share, during the first quarter of 2010 due primarily to: (i) increases in electric rates on November 2, 2009 and on January 1, 2010 related to BVES’ general rate case approved by the CPUC; (ii) the CPUC approval in March 2010 for recovery of $958,000 in a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, and (iii) the recording of $320,000 to the BRRAM implemented in November 2009 to adjust BVES’ 2010 first quarter revenues to the usage levels approved by the CPUC, partially offset by lower consumption of 6.1% compared to 2009 actual.

•      Other operating expenses, including administrative and general expenses, at the Company’s utility businesses increased by $1.9 million, or $0.06 per share, for the first quarter of 2010 due to an increase in labor and other related benefits, and an increase in outside legal and consulting services costs as compared to the first quarter of 2009.

•      Pretax operating income for contracted services increased by $6.8 million, or $0.23 per share, during the first quarter of 2010 due primarily to contract modifications received from the U.S government resolving two requests for equitable adjustment, which increased revenues and pretax operating income by a total of $5.6 million as compared to the first quarter of 2009.

•      Income tax expense increased during the three months ended March 31, 2010 as compared to the same period in 2009, due primarily to: (i) a tax benefit of $918,000 or $0.05 per share recorded during the first quarter of 2009 resulting from changes in California apportionment laws, which did not recur in 2010, and (ii) an increase in the effective income tax rate (excluding the effects of the tax benefit discussed previously), which negatively impacted earnings by approximately $0.03 per share during the first quarter of 2010 primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

•      A decrease of $0.03 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.15 million shares of AWR’s Common Shares in a public offering completed in May 2009.

Operating Revenues

Water

Due to the delay in GSWC’s Regions II and III and general office rate case (discussed further in Regulatory Matters), GSWC’s revenues for Regions II and III for the first quarter of 2010 have been recorded using 2009 adopted levels pending resolution of this general rate case, which is expected in September 2010.  For the three months ended March 31, 2010, revenues from water operations increased by $1.1 million, or 1.9%, to $57.9 million as compared to $56.8 million for the three months ended March 31, 2009.   The increase in water revenues is primarily due to the implementation in September 2009 of the WRAM account for Region I, which resulted in the recording of $1.5 million additional revenues to adjust to consumption levels approved by the CPUC, partially offset by lower actual consumption compared to 2009.  There was also an increase in customer rates at CCWC approved by the ACC in October 2009.

Electric

For the three months ended March 31, 2010, revenues from electric operations increased by 27.2% to $11.0 million compared to $8.6 million for the three months ended March 31, 2009 due primarily to: (i) increases in electric rates on November 2, 2009 and on January 1, 2010 approved in October 2009 by the CPUC related to BVES’ general rate case added approximately $1.5 million to electric revenues; (ii) the CPUC approval in March 2010 for recovery of $958,000 in a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, and (iii) the recording of $320,000 to the BRRAM implemented in November 2009 to adjust BVES’ 2010 first quarter revenues to the usage levels approved by the CPUC. These increases were partially offset by a decrease of 6.1% in actual customer usage.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended March 31, 2010, revenues from contracted services increased by $7.2 million, or 51.1%, to $21.4 million as compared to $14.2 million for the three months ended March 31, 2009 primarily due to $5.6 million in retroactive management fees in connection with two requests for equitable adjustment (“REAs”) resolved with the U.S. government, as more fully described below.  Construction revenues increased by $1.5 million to $12.3 million for the first quarter of 2010 as compared to $10.8 million during the same period in 2009 primarily related to special projects at Fort Bragg, partially offset by decreases in construction activity at Fort Bliss and the military bases in Virginia.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government for additional construction projects may or may not continue in future periods.

In March 2009, ONUS filed an REA following a joint inventory of the infrastructure at Fort Bragg in North Carolina.  On the basis of this joint inventory, it was determined that the size of the ONUS infrastructure was greater than what was estimated at the time that the original 50-year contract was executed.  In January 2010, the U.S. government issued a contract modification approving in full the REA. As a result of this contract modification, ASUS recorded $3.1 million of revenues and pretax operating income (approximately $2.8 million of which is retroactive for the period from the commencement of the contract in March 2008 to December 31, 2009) during the first quarter of 2010.  The U.S. government is also expected to issue further contract modifications to continue the payment of this increased amount prospectively.

In March 2008, FBWS filed an REA as a claim with the U.S. government seeking an adjustment in the contract after it was determined that the infrastructure at Fort Bliss was substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.  In January 2010, FBWS and the U.S. government entered into a settlement agreement pursuant to which the U.S. government agreed to pay FBWS retroactive operation and maintenance management fees and renewal and replacement fees from the contract commencement date, October 1, 2004.  In March 2010, the U.S. government issued a contract modification funding a majority of the settlement agreement.  As a result, ASUS recorded $2.5 million in revenues and pretax operating income and $510,000 in interest income during the first quarter of 2010.  In addition, we waived the first and second price redeterminations for FBWS required by the contract.  Going forward, monthly operation and maintenance management fees will be $246,000, which is approximately $33,000 less per month than the interim increases in effect since October 2008. An additional modification funding the balance of the settlement amount (approximately $373,000) is pending and will not be recorded until such modification is received.

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

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale (including the cost of natural gas used by BVES’ generating unit) and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 28.3% and 29.2% of total operating expenses for the three months ended March 31, 2010 and 2009, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended March 31, 2010 and 2009 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2010	3/31/2009	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$57,874	$56,794	$1,080	1.9%
WATER SUPPLY COSTS:
Water purchased (1)	$8,257	$8,214	$43	0.5%
Power purchased for pumping (1)	1,655	1,688	(33)	-2.0%
Groundwater production assessment (1)	2,622	2,517	105	4.2%
Water supply cost balancing accounts (1)	2,514	2,377	137	5.8%
TOTAL WATER SUPPLY COSTS	$15,048	$14,796	$252	1.7%
WATER MARGIN (2)	$42,826	$41,998	$828	2.0%
PERCENT MARGIN - WATER	74.0%	73.9%

ELECTRIC OPERATING REVENUES (1)	$10,979	$8,632	$2,347	27.2%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,669	$3,962	(293)	-7.4%
Electric supply cost balancing accounts (1)	1,301	1,151	150	13.0%
TOTAL ELECTRIC SUPPLY COSTS	$4,970	$5,113	$(143)	-2.8%
ELECTRIC MARGIN (2)	$6,009	$3,519	$2,490	70.8%
PERCENT MARGIN - ELECTRIC	54.7%	40.8%

(1)           As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $3,815,000 and $3,528,000 for the three months ended March 31, 2010 and 2009, respectively.

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

On August 21, 2008, the CPUC issued a final decision which approved the establishment of a modified cost balancing account or MCBA that allows recovery of supply costs for changes in water supply mix.  GSWC implemented the MCBA in late November 2008 for Regions II and III and in September 2009 for Region I’s rate-making areas prospectively in connection with the new conservation rate design and the implementation of a WRAM.  Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision.  The amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. These variances are reflected with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each water ratemaking area).

As previously discussed, GSWC’s supply costs for Regions II and III for the first quarter of 2010 have been recorded using 2009 adopted levels pending resolution of the Region II, III and general office rate case, which is expected in September 2010.  For the three months ended March 31, 2010, 33.6% of the Company’s water supply mix was purchased as compared to 36.6% purchased for the three months ended March 31, 2009.  However, as noted above, the implementation of the MCBA for GSWC’s water regions eliminates the effects on earnings of changes in the water supply mix prospectively.  The adopted percentages of purchased water for the three months ended March 31, 2010 at Regions I, II and III were 24.3%, 55.0% and 39.2%, respectively, as compared to actual purchased water of 25.2%, 36.8% and 28.2%, respectively, for the first quarter of 2010.  The overall improvement in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. However, this increase in the MCBA was partially offset by under-collections in the MCBA as a result of higher rates charged by suppliers than those included in the adopted supply costs and lower consumption compared to adopted consumption levels.  The overall water margin percent was 74.0% in the first quarter of 2010 as compared to 73.9% in the same period of 2009.

Purchased water costs for the three months ended March 31, 2010 increased slightly to $8.3 million as compared to $8.2 million in the same period of 2009.  The slight increase in purchased water costs was due to higher water rates charged from wholesale suppliers, partially offset by lower customer usage.

For the three months ended March 31, 2010, power purchased for pumping of $1.7 million was approximately the same as in the first quarter of 2009.  Increases in supplier rates were offset by lower customer demand and changes in the actual supply mix, as discussed above.  Groundwater production assessments were higher by 4.2% due to increased pumped volume and increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2009.  In particular, Region II’s average pump tax rates increased by approximately 19% between the two periods.  These increases in groundwater production assessments were partially offset by lower customer demand.   The MCBA tracks the increases in pump tax rates for future recovery in rates.

An increase of $137,000 in the water supply cost balancing account provision during the three months ended March 31, 2010 as compared to the same period in 2009 was primarily caused by a net decrease of $278,000 of under-collections for the three months ended March 31, 2010 (related to Region I) compared to the same period in 2009, and a $17,000 increase in the amortization of the water supply cost balancing accounts.  This was partially offset by a decrease in the MCBA accounts of $158,000 for the three months ended March 31, 2010 as compared to the same period in 2009.

For the three months ended March 31, 2010, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 7.4% to $3.7 million compared to $4.0 million for the three months ended March 31, 2009, due largely to a decrease in customer usage of 6.1%.  In addition, GSWC began receiving power under a new purchased power contract beginning in January 2009.  The main product under this contract provides for 13 MWs of electric energy at a fixed price of $67.85 per MWh during 2010 as compared to $63.75 during 2009.  This difference between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended March 31, 2010 and 2009, other operation expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2010	3/31/2009	CHANGE	CHANGE
Water Services	$5,485	$5,622	$(137)	-2.4%
Electric Services	582	641	(59)	-9.2%
Contracted Services	772	890	(118)	-13.3%
Total other operation expenses	$6,839	$7,153	$(314)	-4.4%

For the three months ended March 31, 2010, other operation expenses for water services decreased by 2.4% due primarily to decreased labor costs of $112,000 resulting from a decrease in the number of employees due to delays in filling positions that became vacant, and $96,000 in other miscellaneous costs.  This was partially offset by an increase in water treatment costs of $71,000.

There was a decrease of $59,000 in other operation expenses for electric services primarily due to a decrease of $39,000 in bad debt expense and $20,000 in other miscellaneous operating expenses.

Contracted services experienced decreases in other operation expenses of $118,000 primarily due to lower outside services costs of $167,000 reflecting the transfer of some activities from subcontractors to employees, and a decrease of $75,000 in equipment and materials.  These decreases were partially offset by increases of $110,000 in labor costs and $14,000 in other miscellaneous operating expenses.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended March 31, 2010 and 2009, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2010	3/31/2009	CHANGE	CHANGE
Water Services	$13,458	$11,937	$1,521	12.7%
Electric Services	1,933	2,437	(504)	-20.7%
Contracted Services	3,421	2,442	979	40.1%
AWR (parent)	51	49	2	4.1%
Total administrative and general expenses	$18,863	$16,865	$1,998	11.8%

For the three months ended March 31, 2010, administrative and general expenses increased by $1.5 million in water services compared to the three months ended March 31, 2009 due primarily to: (i) an increase in outside services of $1.0 million including legal costs incurred in preparation for trial and the finalization of a settlement agreement reached in February 2010 between GSWC and two former officers, and (ii) an increase in labor costs and other employee benefits of $1.0 million due primarily to higher wages related to Registrant’s annual performance-based salary review program.  These increases were partially offset by: (i) a decrease in pension expense of $281,000 due to improved pension plan performance during 2009, and (ii) a decrease of $198,000 in other miscellaneous administrative and general expenses including supplies and rent.

For the three months ended March 31, 2010, administrative and general expenses for electric services decreased by $504,000 as compared to the three months ended March 31, 2009 due primarily to a $660,000 decrease in outside consulting, legal and other services incurred during the first quarter of 2009 related to the general rate case and new purchased power contract, and a $76,000 decrease in labor costs and employee related benefits.  These decreases were partially offset by increases of $217,000 in allocation of costs from the corporate headquarters to BVES and a $15,000 increase in other miscellaneous administrative and general expenses.

Administrative and general expenses for contracted services increased by $979,000 due to: (i) increases of $414,000 in labor costs and other related employee benefits; (ii) an increase of $245,000 in outside services including legal fees associated with the REA claim settlement at FBWS; (iii) an increase of $214,000 in allocation of costs from the corporate headquarters to ASUS, and (iv) an increase of $106,000 in other miscellaneous administrative and general expenses.

Depreciation and Amortization

For the three months ended March 31, 2010 and 2009, depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2010	3/31/2009	CHANGE	CHANGE
Water Services	$8,105	$7,634	$471	6.2%
Electric Services	560	565	(5)	-0.9%
Contracted Services	177	162	15	9.3%
Total depreciation and amortization	$8,842	$8,361	$481	5.8%

For the three months ended March 31, 2010, depreciation and amortization expense for water services increased by $471,000 to $8.1 million compared to $7.6 million for the three months ended March 31, 2009 reflecting, among other things, approximately $84.3 million of additions to utility plant during 2009, depreciation on which began in January 2010.  Registrant anticipates that depreciation expense for water services will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through rates.

For the three months ended March 31, 2010, depreciation and amortization expense for contracted services increased slightly due to increases in fixed assets since the first quarter of 2009.

Maintenance

For the three months ended March 31, 2010 and 2009, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2010	3/31/2009	CHANGE	CHANGE
Water Services	$3,484	$3,016	$468	15.5%
Electric Services	217	202	15	7.4%
Contracted Services	595	855	(260)	-30.4%
Total maintenance	$4,296	$4,073	$223	5.5%

For the three months ended March 31, 2010, maintenance expense for water services increased by $468,000 to $3.5 million compared to $3.0 million for the three months ended March 31, 2009 due primarily to maintenance performed on wells and water supply sources at all of GSWC’s water regions, particularly in Region II which increased by $337,000 including some unplanned maintenance.

There was an increase of $15,000 in maintenance expenses for electric services related to the 8.4 MW natural gas-fueled generation plant.

There was a decrease of $260,000 in contracted services maintenance expense due primarily to a decrease of $131,000 in labor costs, a decrease of $123,000 in outside services costs, and a decrease of $6,000 in other miscellaneous maintenance costs.

Property and Other Taxes

For the three months ended March 31, 2010 and 2009, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2010	3/31/2009	CHANGE	CHANGE
Water Services	$2,975	$2,861	$114	4.0%
Electric Services	233	218	15	6.9%
Contracted Services	475	321	154	48.0%
Total property and other taxes	$3,683	$3,400	$283	8.3%

For the three months ended March 31, 2010, property and other taxes for water and electric services increased by $129,000.  There were additional property taxes resulting from higher assessed values and an increase in payroll taxes based on increased labor costs.

Property and other taxes were higher in contracted services due to an increase in gross receipt taxes for the three months ended March 31, 2010.  This increase was due primarily to the $3.1 million approved request for equitable adjustment recorded in the first quarter of 2010 by ONUS at Fort Bragg, North Carolina.

ASUS Construction Expenses

For the three months ended March 31, 2010, construction expenses for contracted services were $8.2 million, decreasing $277,000 compared to the same period in 2009 due primarily to decreases at Fort Bliss and bases in Virginia, which had several large construction projects during the same period in 2009.  These decreases were partially offset by a $3.8 million increase in construction costs at Fort Bragg, North Carolina.  Although construction expenses decreased for the quarter, construction revenues increased.  The cost to complete several large projects are expected to be less than originally anticipated.  Thus, with revenue on these projects being fixed by contract, the anticipated profit margin for them improved.

Net Gain on Sale of Property

For the three months ended March 31, 2010, contracted services recorded a pretax gain of $3,000 on the sale of property as compared to a pretax gain of $15,000 in water services for the same period of 2009.  Earnings and cash flows from these transactions are sporadic and may or may not continue in future periods.

Interest Expense

For the three months ended March 31, 2010 and 2009, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2010	3/31/2009	CHANGE	CHANGE
Water and Electric Services	$5,672	$5,101	$571	11.2%
Contracted Services	69	102	(33)	-32.4%
AWR (parent)	8	91	(83)	-91.2%
Total interest expense	$5,749	$5,294	$455	8.6%

Overall, interest expense increased by 8.6% primarily due to the issuance in March 2009 of senior notes in the amount of $40 million due March 10, 2019 with an interest rate of 6.7%.  This increase to interest expense was partially offset by lower short-term interest rates and borrowings.  The average interest rates on short-term borrowings for the three months ended March 31, 2010 was 0.86% as compared to an average of 1.3% during the same period of 2009.  Average bank loan balances outstanding under the AWR credit facility for the three months ended March 31, 2010 were approximately $19 million, as compared to an average of $74 million during the same period of 2009.

Interest Income

For the three months ended March 31, 2010 and 2009, interest income by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2010	3/31/2009	CHANGE	CHANGE
Water and Electric Services	$151	$199	$(48)	-24.1%
Contracted Services	510	3	507	16900.0%
Total interest income	$661	$202	$459	227.2%

Interest income increased by $459,000 for the three months ended March 31, 2010 due primarily to $510,000 in interest income related to the Fort Bliss inventory price adjustment funded by a modification issued by the U.S. government in March 2010.

Other

For the three months ended March 31, 2010 and 2009, Registrant recorded other income of $33,000 and other loss of $30,000, respectively, as a result of Registrant’s earnings of an equity interest in an investment.  In mid-2009, Registrant established a Rabbi Trust for the SERP Plan.  Investment income earned in this Trust of $31,000 was also included in other income during the three months ended March 31, 2010.

Income Tax Expense

For the three months March 31, 2010 and 2009, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2010	3/31/2009	CHANGE	CHANGE
Water and Electric Services	$2,744	$1,982	$762	38.4%
Contracted Services	3,188	360	2,828	785.6%
AWR (parent)	131	(978)	1,109	-113.4%
Total income tax expense	$6,063	$1,364	$4,699	344.5%

For the three months ended March 31, 2010, income tax expense for water and electric services increased by 38.4% to $2.7 million compared to $2.0 million for the three months ended March 31, 2009 due primarily to a increase in pretax income and a higher effective tax rate (“ETR”).  The ETR for water and electric services for the three months ended March 31, 2010 was 43.3% as compared to a 36.2% ETR applicable to the three months ended March 31, 2009.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

For the three months ended March 31, 2010, income tax expense for contracted services increased to $3.2 million as compared $360,000 for the three months ended March 31, 2009 due primarily to an increase in pretax income.  The ETR for contracted services for the three months ended March 31, 2010 was 38.6% as compared to a 37.1% ETR applicable to the three months ended March 31, 2009.  The 2010 ETR is higher than the 2009 ETR primarily as a result of the impact of differing state tax rates among the stand-alone state taxing jurisdictions within which ASUS and its subsidiaries operate.

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  In addition, AWR (parent) records the tax effects of the members of the AWR group joining in filing federal consolidated and state combined returns.  For the three months ended March 31, 2010, the state taxes, net of federal benefit, recorded at AWR (parent) include an expense of approximately $146,000 as a result of applying the California state unitary tax principles (“unitary effect”).  The unitary effect may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  The net unfavorable unitary effect for the three months ended March 31, 2010 was primarily attributable to the increased profitability of contracted services outside of California.  Absent the unitary effect, the consolidated ETR for the three months ended March 31, 2010 would have been 40.8%.  Management continues to intend to elect, commencing with the 2011 tax year, an alternative apportionment method made available by tax law changes in 2009.

For the three months ended March 31, 2009, the taxes recorded at AWR (parent) also include the effect of management’s intention to apply an alternative method made available by a change in California law during the first quarter of 2009.  The change in law permits most taxpayers to compute the portion of their income derived from multiple jurisdictions that is subject to California taxation by applying an alternative apportionment method  commencing with the 2011 tax year.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its

California deferred taxes consistent with the change in tax law, and refined certain related estimates.  This resulted in the recording of a benefit of approximately $918,000, or $0.05 per share, during the first quarter of 2009. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the critical accounting policies.

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that AWR no longer has access to the capital markets at reasonable terms, Registrant has access to a $115 million revolving credit facility that is currently utilized to support operations, which will expire on June 3, 2010.  Management expects to extend and amend this facility prior to its expiration.  Up to $20 million of this facility may be used for letters of credit. As of March 31, 2010, an aggregate of $21 million in cash borrowings were included in current liabilities and $11.1 million of letters of credit were outstanding under this facility.  As of March 31, 2010, AWR had $82.9 million available to borrow under the credit facility.  In addition, AWR filed a Registration Statement on August 10, 2009 with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of March 31, 2010, $115.0 million was available for issuance under this Registration Statement.

In July 2009, Standard & Poor’s (“S&P”) Ratings Services improved its outlook on AWR and GSWC to positive from stable.  At the same time, S&P affirmed the ‘A’ corporate credit rating on AWR and GSWC.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  Securities ratings are not recommendations to buy, sell, or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and an “A Stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case Registrant may choose to temporarily reduce its capital spending.  We expect to fund capital expenditures during 2010 primarily through internally generated cash, short-term borrowings, and advances and contributions from developers.  Registrant’s capital expenditures for 2010 are estimated at approximately $85 - $90 million.

AWR has paid common dividends for over 75 consecutive years.  On April 26, 2010, AWR declared a regular quarterly dividend of $0.260 per Common Share. The dividend, totaling approximately $4.8 million, will be paid on June 1, 2010 to common shareholders of record at the close of business on May 12, 2010. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

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

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. As previously discussed, AWR has access to a $115 million revolving credit facility that is currently utilized to support operations.  This revolving credit facility expires in June 2010.  Registrant is currently in the process of renewing this facility and expects to complete the process prior to June 2010.  Registrant may continue to seek access to debt and equity capital markets to meet future operating requirements and capital expenditure requirements.  There can be no assurance that Registrant will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in the regulatory environments and changes in economic conditions.

Registrant also obtains cash from non-operating sources such as customer advances for and contributions in aid of construction, discussed below in financing activities.

Cash flow from operating activities is primarily generated by net income, non-cash expenses for depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $19.9 million for the three months ended March 31, 2010 as compared to $19.8 million for the three months ended March 31, 2009.  Consolidated net income for the three months ended March 31, 2010 increased by $3.6 million as compared to the same period in 2009 primarily due to the improved performance of the Military Utility Privatization Subsidiaries resulting in an increase in ASUS’s cash flows from operating activities.  In particular, ASUS received contract modifications approved by the U.S. government during the first quarter of 2010 in connection with two separate requests for equitable adjustment previously filed for inventory price adjustments at Fort Bliss in Texas and Fort Bragg in North Carolina.  The cash associated with the Fort Bragg contract modification was billed and received; therefore, increasing ASUS’ cash flow from operating activities by $6.5 million during the first quarter of 2010.  The amount collected included $3.4 million related to construction funds, which was recorded as deferred revenue in the first quarter of 2010 to be recognized in revenues when the construction work is performed.

Cash flows from operating activities at GSWC decreased by $4.2 million in 2010 compared to 2009 due to lower water consumption of approximately 13% compared to 2009’s actual consumption.  The reduction in water usage reduces cash flow from operating activities and increases the need for short-term bank borrowings.  As a result, the increase in other regulatory assets includes the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC. A surcharge was implemented in March 2010 and is expected to be in place through 2011 to recover the revenue shortfall tracked in the WRAM.   The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures at GSWC, were $16.0 million for the three months ended March 31, 2010 as compared to $17.7 million for the same period in 2009.   Construction activities decreased due to more adverse weather conditions experienced in the first quarter of 2010 as compared to the same period in 2009.

Registrant intends to invest capital prudently to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities will be constructed.  Capital expenditures are expected to be approximately $85 - $90 million during 2010.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the issuance of common shares and long-term debt; (ii) the repayments of long-term debt and notes payable to banks, primarily through its wholly-owned subsidiary, GSWC; (iii) proceeds from stock option exercises, and (iv) the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances for and contributions in aid of construction (net of refunds).   Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $507,000 for the three months ended March 31, 2010 as compared to net cash provided of $15.5 million for the same period in 2009.  During the three months ended March 31, 2010, Registrant paid $4.8 million in dividends on common shares, increased short-term borrowings by $3.6 million on its revolving credit facility and received $889,000 in advances of and contribution in aid of construction. During the three months ended March 31, 2009, Registrant received net proceeds of $39.8 million from the issuance of long-term debt, a portion of which was used to pay down short term borrowings by $20.3 million.  During the three months ended March 31, 2009, Registrant also paid $4.3 million in dividends on commons shares and received $332,000 in advances for and contributions in aid of construction.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of March 31, 2010, GSWC had $100 million available for issuance of debt or equity securities under a Registration Statement filed with the SEC.

GSWC relies on external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  A senior note was issued by GSWC on March 10, 2009, to CoBank, ACB (“CoBank”).  Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC.  Under the terms of the note, GSWC shares in the profits of CoBank under a patronage arrangement.  If CoBank continues to pay the current amount of patronage, the annual cost of the note will be at about 6.0%. The proceeds from the sale of the note to CoBank were used to pay down short-term borrowings and to fund capital expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable generally at rates ranging from 10% to 22% of the revenues received from the installation for which funds were advanced or in equal annual installments, generally over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $14.5 million for the three months ended March 31, 2010 as compared to $18.7 million for the same period in 2009.  This decrease is due primarily to lower water consumption of approximately 13% as compared to 2009’s actual consumption.  The reduction in water usage reduces cash flow from operating activities and increases the need for short-term bank borrowings.  As a result, the increase in other regulatory assets includes the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC.  A surcharge was implemented in March 2010 and is

expected to be in place through 2011 to recover the revenue shortfall tracked in the WRAM.   The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities were $15.7 million for the three months ended March 31, 2010 as compared to $17.2 million for the same period in 2009. This decrease was due to lower capital expenditures as compared to the same period in 2009 primarily due to changes in weather conditions in 2010. GSWC is expected to incur capital expenditures in 2010 of approximately $80 - $85 million primarily for upgrades to its water supply and distribution facilities as well as costs for computer software and implementation.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $80,000 for the three months ended March 31, 2010 as compared to $17.1 million for the same period in 2009.  GSWC paid dividends of $4.8 million to AWR and increased intercompany borrowings by $4.7 million during the three months ended March 31, 2010.  During the same period in 2009, GSWC received net proceeds of $39.8 million from the issuance of long-term debt.   A portion of the proceeds were used to pay down inter-company borrowings which decreased cash flows from financing activities by $18.2 million.  GSWC also paid dividends of $4.4 million during the three months ended March 31, 2009.

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

There have been no other material changes to AWR’s contractual obligations and other commitments since December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year-ended December 31, 2009 for a detailed discussion of contractual obligations and other commitments.

Regulatory Matters

Recent Changes in Rates

Rate increases in 2010:

In December 2009, the CPUC approved escalation rate increases for GSWC’s Region I water ratemaking area effective January 1, 2010.  The authorized rate increases are expected to provide GSWC with additional annual revenues of approximately $76,000 for Region I after adjusting for customer growth.

In October 2009, the CPUC issued a final decision regarding the BVES general rate case.  This decision provided for an incremental annual increase of $1.2 million for 2010, rates for which went into effect on January 1, 2010 at BVES.  In addition, in June 2009, the CPUC had authorized BVES to track the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, effective and retroactive from June 4, 2009 to October 31, 2009.  The amount in this memorandum account totaled approximately $958,000 as of December 31, 2009. However, the decision issued on October 15, 2009 did not address the disposition of this memorandum account.   In November 2009, GSWC filed a petition for modification to seek clarification from the CPUC on the treatment and recovery of this memorandum account.   In March 2010, the CPUC approved for recovery this memorandum account through a surcharge over a 24-month period.  Accordingly, during the first quarter of 2010, GSWC recorded a regulatory asset and a corresponding increase to revenues for amounts included in this memorandum account.

Rate increases in 2009:

GSWC

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

The CPUC also issued its final decision in the cost of capital proceeding in June 2009.  In that decision, the CPUC authorized a 10.2% return on equity and a corresponding return on rate base of 8.9% to be implemented into rates for all GSWC water ratemaking areas.  Implementation of the cost of capital decision resulted in a net annual increase in revenues of approximately $670,000.

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

In June 2008, GSWC’s BVES division filed its general rate case with the CPUC’s electric division. On October 15, 2009, the CPUC issued a final decision regarding the BVES general rate case.  The decision authorizes return on equity of 10.5% with a corresponding return on rate base of 9.15%.  The incremental annual revenue increases approved in the decision are $4.8 million for 2009, $1.2 million for 2010, $0.2 million for 2011 and $0.2 million in 2012.  All increases are prospective.  Based on the decision, BVES is also allowed to establish a Base Revenue Requirement Adjustment Mechanism to decouple revenue from usage.

Among other things, the decision allows for an update to BVES’ rates in 2010 for the corporate headquarters’ costs based on the CPUC’s adoption of new rates for GSWC’s current general rate case including the recovery of expenses associated with its corporate headquarters. However, as discussed in the pending rate requests below, the general rate case for Regions II and III and the general office has been delayed.

CCWC

CCWC filed a rate case with the ACC in August 2004 for its water system in Fountain Hills, Arizona. In September 2005, the ACC approved a rate increase for CCWC. CCWC appealed the ACC’s use of only original cost less depreciation rate base to determine the revenue requirement with the Arizona Court of Appeals. Because CCWC’s fair value rate base was higher, the use of original cost exclusively to determine the revenue requirement deprived CCWC of a substantial amount of operating income.  After several proceedings, the ACC rendered its final decision on July 17, 2008.  The decision reduced the ROE from the 9.3% in the original decision by 200 basis points resulting in a return on fair value rate base of only 6.4%. Under this decision, CCWC’s annual revenues would only be expected to increase by $12,000.  CCWC has filed an appeal of this decision.  In October 2009, the Arizona Court of Appeals notified CCWC that it would hear oral arguments on the CCWC Appeal. Oral arguments were held in January 2010.  At this time, management is unable to predict the outcome of this matter.

CCWC filed a rate case during the fourth quarter of 2007, requesting rate increases of approximately $2.9 million.  On October 8, 2009, the ACC issued a final decision approving a rate increase for CCWC, which was effective on October 15, 2009 and is expected to generate additional annual revenues of approximately $1.7 million, a 23% increase over current revenues.  In addition, despite its previous rulings, the ACC also ordered CCWC to treat the entire gain of $1,520,000 from a settlement agreement with the Fountain Hills Sanitary District (“FHSD”) as a reduction to rate base.   As a result, CCWC recognized a loss of $760,000, or $0.02 per share, during the third quarter of 2009, which effectively reversed an original gain recorded in 2005.  In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.   The ACC granted CCWC’s request to hold a rehearing on the issues.  On January 27, 2010, a procedural conference was held with the judge and the staff of the ACC involved in the rate case to address a schedule for the rehearing. The rehearing was held in April 2010 and a final decision by the ACC is expected later this year.   At this time, management is unable to predict the outcome of this matter.

As of March 31, 2010, CCWC has $3.3 million of goodwill which may be at risk for potential impairment if future requested rate increases are not granted or further delayed by the ACC.

Pending Rate Requests

GSWC

GSWC filed its general rate case for Region I on January 4, 2010.  The new rates are to be effective for 2011 and 2012.  GSWC filed for revenue increases and, if approved as filed, are expected to generate approximately $57.1 million in annual revenues in 2011 and $58.3 million in 2012.

In January 2008, the CPUC approved Region I’s general rate case (“GRC”) effective for years 2008, 2009, and 2010.  On March 3, 2008, the CPUC’s Division of Ratepayer Advocates (“DRA”) filed an application for rehearing of this decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  In September 2008, the CPUC granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  The project is currently in rate base and the earnings have been included in rates since January 1, 2008.  If DRA prevails, GSWC may be required to write-off the costs incurred to date and also refund amounts collected from customers since January 1, 2008. At this time, management believes it is probable that the costs of this project will be allowed to remain in rate base.  The final resolution of this issue is expected in September 2010 as part of the CPUC’s final decision in the Region II and III general rate case, further discussed below.

GSWC filed its general rate case for Regions II and III plus the general office on July 1, 2008 for rates effective for years 2010, 2011 and 2012.  In January 2010, the CPUC approved interim rates for GSWC’s Region II and Region III water ratemaking areas effective January 1, 2010, pending a final decision on the general rate case.  While the increase for interim rates was zero percent, it is important to establish the effective date so that new rates, once approved by the CPUC, will be retroactive to January 1, 2010.  On January 29, 2010, the CPUC issued a ruling revising the scoping memo and reopening the general rate case proceeding to receive supplemental information and testimony on a number of issues including cost allocation, pension and benefit calculations, general office rent expense, equity adjustments, costs regarding the La Serena Plant Improvement Project, and deferred rate case costs (further discussed below).  GSWC has provided additional information and testimony regarding these issues to the CPUC.  A final decision is expected in September 2010.  At this time, management cannot predict the outcome of the final decision.

Included in GSWC’s other regulatory assets are deferred rate case costs totaling $3.5 million. These are direct costs consisting primarily of outside consulting services, which are incurred in connection with the preparation and processing of a GRC.  Historically, GSWC has deferred these costs as a regulatory asset which are then recovered in rates and amortized over the term of a rate case cycle once the new rates go into effect.  In the current GRC for Regions II and III and the general office, DRA has challenged GSWC’s historical practice of deferring these costs with subsequent recovery upon the effective date of the new rates.  Instead, DRA believes that rate case costs should be projected for future periods and recovered prospectively.  Management believes that DRA’s rationale and recommendations are inconsistent with GSWC’s historical practice of deferring and recovering rate case expenses associated with the current GRC.  These practices have not been challenged by the CPUC in prior rate cases.  If DRA prevails, GSWC may be required to write-off approximately $2.2 million as of March 31, 2010 related to the current rate case.  Resolution of this matter is expected in September 2010 as part of the final decision on the Region II and III rate case.

In August 2009, GSWC filed an application with the CPUC requesting authorization to implement corrective measures to address water quality problems in its Bay Point water system.  These corrective measures include: (i) retiring an existing water treatment plant and purchasing total system demand from Contra Costa Water District (“CCWD”); (ii) entering into an asset lease agreement with CCWD for 4.4 million gallons per day of treated water for a one-time lease price of $4.7 million; (iii) recovering costs associated with the purchase of additional treated water to replace purchased raw water due to contamination; and (iv) amending tariffs to appropriately charge GSWC’s Bay Point customers for the cost of the asset lease agreement with CCWD.    On February 17, 2010 GSWC and DRA filed a motion to approve a Settlement Agreement resolving all issues in the application.  Hearings were held on March 1, 2010.  In part, the Settlement Agreement recommends approval of  (i) retiring an existing water treatment plant and purchasing total system demand from CCWD; (ii) entering into an asset lease agreement with CCWD for 4.4 million gallons per day of treated water for a one-time lease price of $4.7 million; (iii) recovering costs associated with the purchase of additional treated water to replace purchased raw water due to contamination; and (iv) amending tariffs to appropriately charge GSWC’s Bay Point customers for the cost of the asset lease agreement with CCWD.  A proposed decision is expected in May of 2010 with a final decision in June or July, 2010.  At this time, management believes that it is probable that its request will be approved by the CPUC.

Other Regulatory Matters

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2009 for a detailed discussion of other regulatory matters. The discussion below focuses on significant matters and changes since December 31, 2009.

Conservation Rate Design and Revenue Adjustment Mechanisms

In accordance with the CPUC’s administrative processing rules, GSWC implemented tiered increasing block rates and began recording in the WRAM accounts the difference between what is billed to its regulated customers in Regions II and III in November 2008 and in Region I in September 2009, and that which is authorized by the CPUC. GSWC provided customers with conservation rate notices as a bill insert and explained to them the impact of conservation rates on customers’ bills.

In March 2010, GSWC filed an advice letter with the CPUC for recovery of the Region II and III WRAM, net of the MCBA and supply cost balancing accounts, of $18.3 million.  A surcharge was put in place in March 2010 which is expected to recover the amounts accumulated in Regions II and III’s WRAM, net of MCBA and supply cost balancing accounts, as of December 31, 2009.  As of March 31, 2010, Region I has a net regulatory asset of $3.8 million.  In April 2010, GSWC filed advice letters with the CPUC for recovery of $2.8 million of this amount which represented the net regulatory asset balance as of December 31, 2009.  Going forward, GSWC will seek recovery of its WRAM, net of MCBA, on an annual basis.  As of March 31, 2010, GSWC has a net aggregated regulatory asset of $26.2 million which is comprised of a $30.9 million under-collection in the WRAM accounts and $4.7 million over-collection in the MCBA accounts.

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

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff and has provided responsive materials, including but not limited to, materials that are relevant to CCWC. Although the ACC has issued a decision in the CCWC general rate case, they have held the docket open pending resolution of the staff’s review of the CPUC subpoena documents.  In the first quarter of 2010, the ACC staff issued a report recommending that proper controls be established in CCWC’s procurement policies and procedures, and that status reports of the CPUC’s investigation and resolution be filed with the ACC periodically. The staff’s report did not result in any financial impact to CCWC.  The ACC will still need to act on the staff’s recommendations.  Management cannot predict the outcome of the ACC’s final decision on this matter.

Bear Valley Electric Service

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. However, BVES expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of March 31, 2010.  At this time, management cannot determine if interim targets for the 2010 year will be met.  BVES is continuing its efforts to procure renewable resources.  In November 2009, GSWC entered into a ten-year contract to purchase renewable energy created from landfill gas.  The contract is subject to CPUC approval.  If approved, the contract will provide up to 3 megawatts for ten years at a fixed price of $110.0 per MWh.  In November 2009, GSWC also entered into a ten-year contract to purchase biogas to power BVES’s gas-fueled 8.4 MW generation facility.  This contract is also subject to CPUC approval.

Catastrophic Event Memorandum Account

In January 2010, the City of Big Bear and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged many BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to many BVES customers.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  While service has been restored to BVES customers, costs are still being incurred to repair equipment affected by the storms.  In February 2010, GSWC informed the CPUC it will track these costs in a Catastrophic Event Memorandum Account (“CEMA”).  Once all work resulting from these storms is completed, GSWC intends to file an advice letter with the CPUC for recovery of these costs through a surcharge.  At this time, BVES estimates that the storm damage costs will be approximately $650,000.  This estimate includes BVES labor, outside services assistance, equipment, materials, facilities damages and related snow removal services.  We believe these incremental costs will be approved by the CPUC for recovery through the CEMA.  As of March 31, 2010, approximately $403,000 has been incurred as a result of the storms and has been included in the CEMA account as a regulatory asset.  Management believes this amount is probable of future recovery.

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

There have been no material changes to AWR’s environmental matters since December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2009 for a detailed discussion of environmental matters.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Water Supply” section of the Registrant’s Form 10-K for the year-ended December 31, 2009 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2009.

State Water Project

Water supplies available to the Metropolitan Water District of Southern California (“MWD”) through the State Water Project (“SWP”) have historically varied from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its constituents.

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

Every year, DWR establishes the SWP allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels and reservoir levels.  The percent allocation given to state contractors can vary throughout the year as weather and other factors change.  DWR initially established an estimate of delivery of 5% of delivery requests for 2010.  In February 2010, DWR announced an increase in this allocation to 15% of delivery requests.  In May 2010, DWR increased the allocation to 40%.  In 2009, the SWP delivered 40% of contractor requests.

Colorado River

On October 17, 2003, the Federal government, acting through the United States Bureau of Reclamation (“Bureau”) in its capacity as Colorado River watermaster, the State of California, and four Southern California water agencies, including MWD, reached an agreement, known as the Quantification Settlement Agreement (“QSA”).  The QSA allocates California’s annual 4.4 million acre-feet (“MAF”) share of the Colorado River among those agencies and provides the framework for accounting and transfers among them. Under the QSA, MWD will continue to have access to its base allotment of Colorado River water each year, as well as excess Colorado River water until October 2016, and up to 1.6 MAF of additional water that the Imperial Irrigation District proposes to conserve and sell to the state for use by MWD members.  The QSA has been subject to ongoing litigation.  A trial court has ruled that the QSA is invalid to the extent that it relies upon an unconditional appropriation from the State of California to fund environmental mitigation.  MWD and the other Southern California water agencies intend to appeal.  There is no expected disruption in water supplies while the case awaits resolution of the appeal.

Wholesale Water Supplier Responses

Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.  However, in light of pressure on all of its sources of imported water, MWD adopted a Water Supply Allocation Plan (“the Plan”) on February 12, 2008.  MWD implemented the Plan effective July 1, 2009 requiring a regional reduction in delivery of 10%.  GSWC had also implemented mandatory and voluntary actions in areas relying on MWD as a supply, and expects to meet the 10% allocation reduction.  As a result, GSWC has moved to voluntary actions in all MWD service areas.   MWD has declared restrictions on water availability for groundwater replenishment and other supply programs.  MWD has announced a rate increase of 7.5% beginning January 2011, with another increase of 7.5% for 2012.  Increases in prices from wholesalers such as MWD flow through the modified cost balancing account for GSWC.

The Contra Costa Water District (“CCWD”), which also relies on water flow through the Delta, also announced plans for mandatory water allocations and restrictions in 2009.  GSWC purchases water from the CCWD for use in its Bay Point service territory.  GSWC has implemented mandatory and voluntary actions in this area similar to those by CCWC.  GSWC continues to work closely with CCWD to ensure continued supply to customers in its Bay Point service territory through implementation of mandatory water conservation activities.  Effective May 1, 2010, CCWD will be terminating their mandatory allocations and so will GSWC.

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

There have been no other material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2009. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings described in our 2009 Annual Report on Form   10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2009, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the first quarter of 2010.  The following table provides information about repurchases of common shares by AWR during the first quarter of 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
January 1 - 31, 2010	144		$34.32	—	NA
February 1 – 28, 2010	20,765		$32.09	—	NA
March 1 - 31, 2010	10,896		$33.93	—	NA
Total	31,805	(2)	$32.73	—	NA	(3)

(1)   None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)   Of the amounts presented, 31,550 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) plan.  The remainder of the Common Shares was acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)   None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Other Information

(a)   On April 26, 2010, the Board of Directors of AWR declared a regular quarterly dividend of $0.260 per common share. The dividend will be paid on June 1, 2010 to shareholders of record as of the close of business on May 12, 2010.

(b)   There have been no material changes during the first quarter of 2010 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 5. Exhibits

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

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	May 7, 2010