Form 10-Q
period 2010-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2010-08-06
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

or

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

As of August 4, 2010, the number of Common Shares outstanding, of American States Water Company was 18,594,118 shares. As of August 4, 2010, all of the 142 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

Forward-Looking Information

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.   For example, when we use words such as “believes,” “anticipates,” “expects,” “plans,” “estimates,” “intends,” “may” and other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Such statements address future events and conditions concerning such matters as our ability to raise capital, capital expenditures, earnings, litigation, rates, water sales, water quality and other regulatory matters, adequacy of water supplies, our ability to recover electric, natural gas and water supply costs from ratepayers, contract operations, liquidity and capital resources, and accounting matters.

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2010	December 31, 2009
Property, Plant and Equipment
Regulated utility plant, at cost	$1,210,699	$1,171,618
Non utility property, at cost	5,184	4,532
Total	1,215,883	1,176,150
Less - Accumulated depreciation	(369,675)	(354,123)
Net property, plant and equipment	846,208	822,027

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	10,545	10,989
Total other property and investments	11,661	12,105

Current Assets
Cash and cash equivalents	6,603	1,557
Accounts receivable — customers (less allowance for doubtful accounts of $633 in 2010 and $657 in 2009)	15,844	16,193
Unbilled revenue	26,122	17,835
Receivable from the U.S. government (less allowance for doubtful accounts of $64 in 2010 and $67 in 2009)	4,310	4,245
Other accounts receivable (less allowance for doubtful accounts of $251 in 2010 and $434 in 2009)	8,162	8,334
Income taxes receivable	2,687	4,159
Materials and supplies, at average cost	2,240	1,895
Regulatory assets — current	20,456	12,267
Prepayments and other current assets	1,775	3,165
Costs and estimated earnings in excess of billings on uncompleted contracts	29,042	19,766
Deferred income taxes — current	5,311	5,307
Assets of discontinued operations (Note 10)	49,499	50,177
Total current assets	172,051	144,900

Regulatory and Other Assets
Regulatory assets	106,169	110,420
Other accounts receivable	5,919	5,717
Costs and estimated earnings in excess of billings on uncompleted contracts	7,144	7,933
Deferred income taxes	152	220
Other	10,326	9,971
Total regulatory and other assets	129,710	134,261

Total Assets	$1,159,630	$1,113,293

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2010	December 31, 2009
Capitalization
Common shares, no par value, no stated value	$225,394	$223,066
Earnings reinvested in the business	144,140	136,364
Total common shareholders’ equity	369,534	359,430
Long-term debt	299,935	300,221
Total capitalization	669,469	659,651

Current Liabilities
Notes payable to banks	40,200	17,400
Long-term debt — current	368	365
Accounts payable	41,233	33,746
Income taxes payable	234	72
Accrued employee expenses	8,663	7,262
Accrued interest	3,467	3,263
Regulatory liabilities - current	—	113
Unrealized loss on purchased power contracts	9,552	7,338
Billings in excess of costs and estimated earnings on uncompleted contracts	9,722	6,315
Other	14,152	23,047
Liabilities of discontinued operations (Note 10)	27,217	27,006
Total current liabilities	154,808	125,927

Other Credits
Advances for construction	78,646	79,443
Contributions in aid of construction — net	93,265	91,519
Deferred income taxes	92,628	94,341
Unamortized investment tax credits	2,109	2,154
Accrued pension and other postretirement benefits	42,901	40,158
Billings in excess of costs and estimated earnings on uncompleted contracts	17,034	11,580
Other	8,770	8,520
Total other credits	335,353	327,715

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,159,630	$1,113,293

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2010	2009
Operating Revenues
Water	$72,816	$72,295
Electric	7,845	5,888
Contracted services	14,815	13,508
Total operating revenues	95,476	91,691

Operating Expenses
Water purchased	13,564	11,954
Power purchased for pumping	2,046	2,535
Groundwater production assessment	2,664	2,857
Power purchased for resale	2,876	2,403
Supply cost balancing accounts	4,686	3,332
Other operation expenses	7,262	6,943
Administrative and general expenses	16,569	15,268
Depreciation and amortization	8,365	7,878
Maintenance	4,375	3,783
Property and other taxes	3,281	2,643
ASUS construction expenses	8,633	7,829
Net loss on sale of property	5	—
Total operating expenses	74,326	67,425

Operating Income	21,150	24,266

Other Income and Expenses
Interest expense	(5,870)	(5,558)
Interest income	158	298
Other — net	(69)	82
Total other income and expenses	(5,781)	(5,178)

Income from continuing operations before income tax expense	15,369	19,088
Income tax expense	6,499	7,673
Income from continuing operations	8,870	11,415

Income from discontinued operations, net of tax	105	84

Net Income	$8,975	$11,499

Basic Earnings Per Common Share
Income from continuing operations	$0.47	$0.64
Income from discontinued operations, net of tax	0.01	—
Net Income	$0.48	$0.64

Fully Diluted Earnings Per Share
Income from continuing operations	$0.47	$0.64
Income from discontinued operations, net of tax	0.01	—
Net Income	$0.48	$0.64

Weighted Average Number of Shares Outstanding	18,576	17,861
Weighted Average Number of Diluted Shares	18,720	17,987

Dividends Declared Per Common Share	$0.26	$0.25

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009
Operating Revenues
Water	$128,873	$127,473
Electric	18,824	14,520
Contracted services	36,245	27,691
Total operating revenues	183,942	169,684

Operating Expenses
Water purchased	21,566	19,942
Power purchased for pumping	3,603	4,102
Groundwater production assessment	5,286	5,374
Power purchased for resale	6,545	6,365
Supply cost balancing accounts	8,501	6,860
Other operation expenses	13,946	13,924
Administrative and general expenses	35,196	31,719
Depreciation and amortization	16,724	15,753
Maintenance	8,568	7,679
Property and other taxes	6,903	5,973
ASUS construction expenses	16,801	16,274
Net (gain) loss on sale of property	2	(15)
Total operating expenses	143,641	133,950

Operating Income	40,301	35,734

Other Income and Expenses
Interest expense	(11,528)	(10,749)
Interest income	819	502
Other — net	(5)	52
Total other income and expenses	(10,714)	(10,195)

Income from continuing operations before income tax expense	29,587	25,539
Income tax expense	12,427	9,096
Income from continuing operations	17,160	16,443

Income (loss) from discontinued operations, net of tax	305	(12)

Net Income	$17,465	$16,431

Basic Earnings Per Common Share
Income from continuing operations	$0.92	$0.93
Income from discontinued operations, net of tax	0.02	—
Net Income	$0.94	$0.93

Fully Diluted Earnings Per Share
Income from continuing operations	$0.91	$0.92
Income from discontinued operations, net of tax	0.02	—
Net Income	$0.93	$0.92

Weighted Average Number of Shares Outstanding	18,561	17,588
Weighted Average Number of Diluted Shares	18,695	17,718

Dividends Declared Per Common Share	$0.52	$0.50

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash Flows From Operating Activities:
Net income	$17,465	$16,431
Adjustments for non-cash items:
Depreciation and amortization	17,690	16,748
Provision for doubtful accounts	553	530
Deferred income taxes and investment tax credits	(931)	1,108
Stock-based compensation expense	952	825
Other — net	673	755
Changes in assets and liabilities:
Accounts receivable — customers	(113)	(2,121)
Unbilled revenue	(8,415)	(6,946)
Other accounts receivable	(93)	1,849
Receivable from the U.S. government	(65)	1,624
Materials and supplies	(345)	337
Prepayments and other current assets	1,376	714
Regulatory assets — supply cost balancing accounts	8,501	6,860
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,487)	(2,657)
Other assets	(10,559)	(6,950)
Accounts payable	4,967	1,271
Income taxes receivable/payable	1,751	1,035
Billings in excess of costs and estimated earnings on uncompleted contracts	8,861	2,759
Accrued pension and other postretirement benefits	2,743	2,655
Other liabilities	(6,983)	2,286
Net cash provided	29,541	39,113

Cash Flows From Investing Activities:
Construction expenditures	(38,345)	(36,940)
Proceeds from sale of property	86	16
Net cash used	(38,259)	(36,924)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	946	34,887
Proceeds from stock option exercises	370	10
Receipt of advances for and contributions in aid of construction	2,674	852
Refunds on advances for construction	(2,653)	(2,389)
Repayments of long-term debt	(283)	(181)
Proceeds from issuance of long-term debt, net of issuance costs	—	39,777
Net change in notes payable to banks	22,800	(63,850)
Dividends paid	(9,651)	(8,660)
Other — net	(142)	(164)
Net cash provided	14,061	282
Net increase in cash and cash equivalents	5,343	2,471
Cash and cash equivalents, beginning of period	1,685	7,283
Cash and cash equivalents, end of period	7,028	9,754
Less cash and cash equivalents of discontinued operations	425	235
Cash and cash equivalents of continuing operations	$6,603	$9,519

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2010	December 31, 2009
Utility Plant
Utility plant, at cost	$1,210,699	$1,171,618
Less - Accumulated depreciation	(367,798)	(352,574)
Net utility plant	842,901	819,044

Other Property and Investments	8,297	8,738

Current Assets
Cash and cash equivalents	147	1,096
Accounts receivable-customers (less allowance for doubtful accounts of $633 in 2010 and $657 in 2009)	15,844	16,193
Unbilled revenue	26,122	17,835
Inter-company receivable	314	372
Other accounts receivable (less allowance for doubtful accounts of $245 in 2010 and $431 2009)	5,842	8,044
Income taxes receivable from Parent	2,058	2,496
Materials and supplies, at average cost	1,905	1,679
Regulatory assets — current	20,456	12,267
Prepayments and other current assets	1,751	3,144
Deferred income taxes — current	5,167	5,146
Total current assets	79,606	68,272

Regulatory and Other Assets
Regulatory assets	106,169	110,420
Other accounts receivable	5,919	5,717
Other	9,747	9,654
Total regulatory and other assets	121,835	125,791

Total Assets	$1,052,639	$1,021,845

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2010	December 31, 2009
Capitalization
Common shares, no par value, no stated value	$216,625	$195,821
Earnings reinvested in the business	137,731	135,709
Total common shareholder’s equity	354,356	331,530
Long-term debt	299,935	300,221
Total capitalization	654,291	631,751

Current Liabilities
Long-term debt — current	368	365
Accounts payable	32,463	26,829
Inter-company payable	12,977	7,551
Income tax payable to Parent	400	—
Accrued employee expenses	7,653	6,338
Accrued interest	3,412	3,256
Regulatory liabilities - current	—	113
Unrealized loss on purchased power contracts	9,552	7,338
Other	13,126	22,136
Total current liabilities	79,951	73,926

Other Credits
Advances for construction	78,646	79,443
Contributions in aid of construction - net	93,265	91,519
Deferred income taxes	92,772	94,418
Unamortized investment tax credits	2,109	2,154
Accrued pension and other postretirement benefits	42,901	40,158
Other	8,704	8,476
Total other credits	318,397	316,168

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,052,639	$1,021,845

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2010	2009
Operating Revenues
Water	$72,816	$72,295
Electric	7,845	5,888
Total operating revenues	80,661	78,183

Operating Expenses
Water purchased	13,564	11,955
Power purchased for pumping	2,047	2,535
Groundwater production assessment	2,664	2,857
Power purchased for resale	2,876	2,403
Supply cost balancing accounts	4,686	3,332
Other operating expenses	6,369	6,215
Administrative and general expenses	13,476	12,289
Depreciation and amortization	8,181	7,721
Maintenance	4,001	2,996
Property and other taxes	3,013	2,357
Net loss on sale of property	5	—
Total operating expenses	60,882	54,660

Operating Income	19,779	23,523

Other Income and Expenses
Interest expense	(5,752)	(5,423)
Interest income	156	296
Other	(65)	63
Total other income and expenses	(5,661)	(5,064)

Income from operations before income tax expense	14,118	18,459

Income tax expense	6,024	7,545

Net Income	$8,094	$10,914

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Operating Revenues
Water	$128,873	$127,473
Electric	18,824	14,520
Total operating revenues	147,697	141,993

Operating Expenses
Water purchased	21,566	19,942
Power purchased for pumping	3,603	4,102
Groundwater production assessment	5,286	5,374
Power purchased for resale	6,545	6,365
Supply cost balancing accounts	8,501	6,860
Other operating expenses	12,258	12,284
Administrative and general expenses	28,373	26,098
Depreciation and amortization	16,363	15,434
Maintenance	7,599	6,037
Property and other taxes	6,160	5,366
Net (gain) loss on sale of property	5	(15)
Total operating expenses	116,259	107,847

Operating Income	31,438	34,146

Other Income and Expenses
Interest expense	(11,332)	(10,419)
Interest income	306	495
Other	(8)	41
Total other income and expenses	(11,034)	(9,883)

Income from operations before income tax expense	20,404	24,263

Income tax expense	8,746	9,656

Net Income	$11,658	$14,607

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash Flows From Operating Activities:
Net income	$11,658	$14,607
Adjustments for non-cash items:
Depreciation and amortization	16,363	15,434
Provision for doubtful accounts	526	507
Deferred income taxes and investment tax credits	(948)	1,509
Stock-based compensation expense	690	621
Other — net	905	486
Changes in assets and liabilities:
Accounts receivable — customers	(84)	(2,066)
Unbilled revenue	(8,287)	(6,876)
Other accounts receivable	1,907	(15)
Materials and supplies	(226)	(113)
Prepayments and other current assets	1,393	728
Regulatory assets — supply cost balancing accounts	8,501	6,860
Other assets	(10,564)	(6,981)
Accounts payable	2,924	2,976
Inter-company receivable/payable	51	(343)
Income taxes receivable/payable from/to Parent	838	1,348
Accrued pension and other postretirement benefits	2,743	2,655
Other liabilities	(7,349)	2,346
Net cash provided	21,041	33,683

Cash Flows From Investing Activities:
Construction expenditures	(37,451)	(35,966)
Proceeds from sale of property	83	16
Net cash used	(37,368)	(35,950)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	20,000	—
Receipt of advances for and contributions in aid of construction	2,601	852
Refunds on advances for construction	(2,653)	(2,369)
Proceeds from the issuance of long-term debt, net of issuance costs	—	39,777
Repayments of long-term debt	(283)	(182)
Net change in inter-company borrowings	5,400	(16,200)
Dividends paid	(9,600)	(19,400)
Other — net	(87)	(135)
Net cash provided	15,378	2,343

Net increase (decrease) in cash and cash equivalents	(949)	76
Cash and cash equivalents, beginning of period	1,096	3,812
Cash and cash equivalents, end of period	$147	$3,888

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

General/Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  AWR and its subsidiaries may be collectively referred to herein as “Registrant” or the “Company”.  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 255,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters. CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the Town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $35 million, including the assumption of approximately $6 million of long-term debt as more fully described in Note 10.  ASUS performs water and wastewater services and operations on a contract basis. Through its wholly owned subsidiaries, ASUS has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances, changes in laws and regulations and changes in wages and fringe benefits to the extent provided in each of the contracts. There is no direct regulatory oversight by either the CPUC or the ACC of AWR or the operation or rates of the contracted services provided by ASUS or any of its wholly owned subsidiaries.  AWR’s assets and operating income are primarily those of GSWC.

Basis of Presentation: The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior period amounts have been reclassified to conform to the 2010 financial statement presentation related to discontinued operations described in Note 10.

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

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $100 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheets as of June 30, 2010 and December 31, 2009. The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors mandated by the CPUC.  On May 26, 2010, the Board of Directors approved the issuance of eight additional GSWC Common Shares to AWR for $20.0 million.  Proceeds from the issuance were used to pay down GSWC’s intercompany borrowings due to AWR.

Notes Payable to Banks:  On May 27, 2010, AWR entered into the third amendment to the credit agreement in order to extend the expiration date of the syndicated credit facility to May 27, 2013 from June 3, 2010.  The maximum amount that may be borrowed under this facility was reduced from $115,000,000 to $100,000,000.   AWR may, under the terms of the amended credit agreement, elect to increase the aggregate bank commitments by up to an additional $40,000,000.  The aggregate effective amount that may be outstanding under letters of credit has been increased to $25,000,000 from $20,000,000.  The rates at which AWR may borrow under this facility have been increased due to market conditions and the lenders have consented to modifications to certain of the covenants in the amended credit agreement requested by AWR.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $715,000 and $708,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,400,000 and $1,334,000 for the six months ended June 30, 2010 and 2009, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $144,000 and $159,000 during the three months ended June 30, 2010 and 2009, respectively, and $439,000 and $329,000 for the six months ended June 30, 2010 and 2009, respectively.

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

In October 2009, the FASB issued an update to the accounting standards and provided amendments to the criteria of Accounting Standards Codification Topic 605, “Revenue Recognition”, for separately recognizing consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable.  This guidance is effective for financial statements issued for fiscal years beginning on or after June 15, 2010.  Registrant is currently evaluating the effects this statement may have on its consolidated financial statements, but does not expect the adoption will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued an update to the accounting standards and amended the disclosure guidance with respect to fair value measurements.  Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. This guidance is currently effective, with the exception of the new guidance for Level 3 activity reconciliations.  The adoption of the effective portion of the guidance had no impact on Registrant’s consolidated financial statements.  Certain Level 3 activities disclosure requirements of this guidance will be effective for fiscal years beginning after December 15, 2010.  Registrant is currently evaluating the impact of Level 3 disclosure of this guidance, but does not expect the adoption will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At June 30, 2010, Registrant had approximately $46.7 million of regulatory assets not accruing carrying costs. Of this amount, $27.0 million relates to the underfunded positions of the pension and other post-retirement obligations, $5.9 million relates to deferred income taxes representing accelerated tax benefits flowed through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, and $9.6 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contracts over the life of the contract.  The remainder relates to other expenses that do not provide for recovery of carrying costs that Registrant expects to recover in rates over a short period.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets for continuing operations are as follows:

(In thousands)	June 30, 2010	December 31, 2009
GSWC
Electric supply cost balancing account	$10,984	$13,111
Water supply cost balancing accounts	3,618	4,717
Water revenue adjustment mechanism, net of modified cost balancing accounts	29,603	21,168
Aerojet litigation memorandum account	19,305	19,676
Pensions and other postretirement obligations	26,968	27,833
Derivative unrealized loss	9,551	7,338
Flow-through taxes, net	5,897	6,661
Electric transmission line abandonment costs	2,735	2,828
Asset retirement obligations	3,994	3,826
Low income rate assistance balancing accounts	5,631	4,764
Santa Maria adjudication memorandum accounts	3,814	3,895
Deferred rate case costs	3,399	3,642
Refund of water right lease revenues	(1,587)	(1,806)
Other regulatory assets, net	2,713	4,921
Total	$126,625	$122,574

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2009 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2009.

Electric Supply Cost Balancing Accounts:

Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $11.0 million at June 30, 2010.  For the six months ended June 30, 2010 and 2009, the under-collection decreased by approximately $2.1 million and $2.0 million, respectively, primarily as a result of a payment of a surcharge by its customers of 2.2¢ per kilowatt hour, which is currently scheduled to run through August 2011.  In addition, BVES is allowed to include its actual recorded purchased energy costs up to a weighted annual average cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account.  BVES began receiving power under a new purchased power contract in January 1, 2009.   The main product under the new contract provides for 13 megawatts (“MW”) of electric energy at a fixed price of $67.85 per MWh during 2010 as compared to the $77 per MWh included in rates.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the three months and six months ended June 30, 2010 and 2009.

As of June 30, 2010, the electric supply cost balancing account consists of $4.1 million for costs of abandonment of a transmission line upgrade and $6.9 million for changes in purchased energy and power system delivery costs.

Water Supply Cost Balancing Accounts:

Prior to the implementation of the Modified Cost Balancing Account (“MCBA”) further discussed below, Registrant maintained water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  These supply cost balancing accounts tracked differences between the current cost for supply items (water, power and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occurred when the current cost exceeded the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occurred when the current cost of these items were less than the amount in rates.  Typically, under-collections or over-collections, when they occur, were tracked in the supply cost balancing accounts for future recovery through a surcharge (in the event of an under-collection) or refund through a surcredit (in the event of an over-collection) on customers’ bills.  Registrant accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper.  Registrant does not maintain a supply cost balancing account for CCWC.

As of June 30, 2010, there is a $3.6 million net under-collection remaining in the water supply cost balancing accounts.  Of this amount, approximately $1.1 million relates to GSWC’s Region III customer service area, $2.4 million relates to GSWC’s Region I customer service areas and $115,000 relates to GSWC’s Region II customer service area.  Currently, there are surcharges in place in Region I and Region III to recover these under-collections. When these surcharges expire, any unrecovered balances will be included in future filings for recovery.

On August 21, 2008, the CPUC issued a final decision approving a settlement agreement between GSWC and the CPUC’s Division of Ratepayer Advocates (“DRA”) regarding conservation rate design.  As a result of this decision, GSWC established an MCBA that permits GSWC to recover supply costs related to changes in water supply mix in addition to rate changes by GSWC’s suppliers. GSWC implemented this MCBA in November 2008 for Regions II and III and in September 2009 for Region I.  This account replaces the water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account was implemented.

Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”):

With the adoption of the WRAM and the MCBA effective November 25, 2008 for Regions II and III and September 1, 2009 for Region I’s ratemaking areas, GSWC began recording the difference between what is billed to its water customers and that which is authorized by the CPUC. Under the WRAM, GSWC records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues).  While the WRAM tracks volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenues consider the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to an asset or liability balancing account (tracked individually for each rate making area). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.  The WRAM only applies to customer classes with conservation rates in place.  Currently, the majority of GSWC’s water customers have conservation tiered rate billing structures.

Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to an asset or liability balancing account (tracked individually for each rate-making area).  Unlike the WRAM, the MCBA applies to all customer classes.

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate. When the net amount at the end of the calendar year for Regions II, III or any of the Region I ratemaking areas achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in GSWC’s general rate case proceedings or aggregated with future calendar year balances for comparison with the pre-determined recovery level of 2.5 percent of adopted revenues.

In March 2010, GSWC filed an advice letter with the CPUC for recovery of the Region II and III WRAM, net of the MCBA and supply cost balancing accounts, of $18.3 million.  A surcharge was put in place in March 2010 which is expected to recover the amounts accumulated, as of December 31, 2009, in Regions II and III’s WRAM, net of MCBA and supply cost balancing accounts.  In April and May 2010, surcharges were implemented for recovery of $2.1 million of the Region I WRAM accounts, net of the MCBA.  For the three and six months ended June 30, 2010, approximately $1.5 million of surcharges were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA balancing accounts.  Going forward, GSWC will seek recovery of its WRAM, net of MCBA, on an annual basis.  As of June 30, 2010, GSWC has a net aggregated regulatory asset of $29.6 million which is comprised of a $37.3 million under-collection in the WRAM accounts and $7.7 million over-collection in the MCBA accounts.

Aerojet Litigation Memorandum Account:

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $211,000 and $252,000 was billed to customers during the three months ended June 30, 2010 and 2009, respectively, and approximately $392,000 and $463,000 for the six months ended June 30, 2010 and 2009, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision. Pursuant to the decision, additional interest of approximately $13,000 was added to the Aerojet litigation memorandum account for the three months ended June 30, 2010 and 2009, and $21,000 and $33,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Derivative Gains and Losses on Purchased Power Contracts Memorandum Account:

GSWC’s BVES division began receiving power under a new purchased power contract on January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract.  This contract is subject to accounting guidance as amended for derivative instruments and hedging activities and requires mark-to-market derivative accounting.  In May 2009, the CPUC authorized GSWC to establish a non-interest bearing regulatory memorandum account to track unrealized gains and losses on this contract. Accordingly, all unrealized gains and losses generated from this contract will be deferred on a monthly basis into the memorandum account and, as a result, do not impact GSWC’s earnings. As of June 30, 2010, $9.6 million of unrealized losses have been included in this memorandum account. This unrealized loss increased since December 31, 2009 as a result of decreasing quoted market prices for energy over the duration of the contract.

Deferred Rate Case Costs:

As of June 30, 2010, GSWC has deferred rate case costs totaling $3.4 million. These are direct costs consisting primarily of outside consulting services, which have been incurred in connection with the preparation and processing of a general rate case.  Historically, GSWC has deferred these costs as a regulatory asset which are then recovered in rates and amortized over the term of a rate case cycle once the new rates go into effect.  In the current general rate case for Regions II and III and the general office, the DRA is challenging GSWC’s historical practice of deferring these costs with subsequent recovery upon the effective date of the new rates.  Instead, DRA believes that

rate case costs should be projected for future periods and recovered prospectively.   Management believes that DRA’s rationale and recommendations are inconsistent with GSWC’s historical practice of deferring and recovering rate case expenses associated with the current general rate case.  This practice has not been challenged by the CPUC in prior rate cases.  GSWC will vigorously defend its position.  However, if DRA prevails, GSWC may be required to write off approximately $2.1 million of costs deferred as of June 30, 2010 related to the current water rate case.  The final resolution of this issue is expected in October 2010 as part of the CPUC’s final decision in the Regions II and III and the general office rate case.  At this time, GSWC is unable to predict the outcome of this matter.

Other Regulatory Assets/Liabilities:

Bear Valley Electric Service:

As part of the CPUC’s final decision in October 2009 on the BVES general rate case, GSWC was authorized to establish a Base Revenue Requirement Adjustment Mechanism (“BRRAM”) account effective November 2, 2009. With the adoption of the BRRAM account, GSWC began recording the difference between the base rate revenue portion of its charges on customers’ bills and the amount of base rate costs authorized for recovery in rates by the CPUC.  The variance between adopted electric base rate revenue and actual billed base rate revenue will be recorded as a component of electric revenue with an offsetting entry to an asset or liability balancing account.  The variance amount may be positive or negative and represents amounts that will be billed or refunded to electric customers in the future and is interest bearing at the current 90-day commercial paper rate.  When the amount of the under- or over-collection is equal to or greater than five percent of the adopted base rate revenue requirement established for the previous twelve months, GSWC intends to seek approval from the CPUC to refund or collect the balance in the account.  As of June 30, 2010, GSWC has included in other regulatory assets $789,000 related to the BRRAM.  Management will evaluate the anticipated recovery of this under-collection and will provide for allowances and/or reserves as deemed necessary.

Included in other regulatory assets as of June 30, 2010 is a BVES memorandum account totaling $925,000.  In June 2009, the CPUC authorized BVES to track the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, until the 2007 costs were incorporated into BVES’ rates.  From June 4, 2009 to October 31, 2009, when the 2007 costs were incorporated into BVES’ rates, $958,000 was recorded in the memorandum account.  However, the decision issued on October 15, 2009 did not address the disposition of this memorandum account.   In November 2009, GSWC filed a petition for modification to seek clarification from the CPUC on the treatment and recovery of this memorandum account.   In March 2010, the CPUC approved for recovery this memorandum account through a surcharge over a 24-month period effective May 1, 2010.  Accordingly, during the first quarter of 2010, GSWC recorded a regulatory asset and a corresponding increase to earnings for amounts included in this memorandum account.  The October 2009 decision in the general rate case for BVES also allows for an update to BVES’ rates in 2010 for the corporate headquarters’ costs based on the CPUC’s adoption of new rates for GSWC’s current Regions II and III general rate case including the recovery of expenses associated with its corporate headquarters.  For the three and six months ended June 30, 2010, a surcharge generating approximately $33,000 was billed to BVES customers.

In January 2010, the City of Big Bear Lake and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged many BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to many BVES customers.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  While service has been restored to BVES customers, costs are still being incurred to repair equipment affected by the storms.  In February 2010, GSWC informed the CPUC that it will track these costs in a Catastrophic Event Memorandum Account (“CEMA”).  Once all work resulting from these storms is completed, GSWC intends to file an advice letter with the CPUC for recovery of these costs through a surcharge.  The incremental costs include BVES labor, outside services assistance, equipment, materials, facilities damages and related snow removal services.  Management believes these incremental costs will be approved by the CPUC for recovery through the CEMA.  As of June 30, 2010, approximately $403,000 has been incurred as a result of the storms and has been included in the CEMA account within other regulatory assets.

Excess Usage Charges - Refund to Customers:

In July 2009, GSWC began receiving reduced water allocations from member agencies of the Metropolitan Water District of Southern California (“MWD”). As a result, in July 2009, GSWC began implementing water rationing, restrictions, and excess usage charges to its customers in several of its service areas. The excess usage charges were being collected in the event that penalties were required to be paid to MWD for exceeding GSWC’s water allocations.  As of June 30, 2010, GSWC has billed its customers excess usage charges totaling $3.3 million.  Because GSWC was able to comply with the reduced water allocations from MWD, it will not have to remit to MWD these excess usage charges collected from its customers.  Accordingly, these amounts will be refunded to customers and have been included in other regulatory assets/liabilities as of June 30, 2010.

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

Other Regulatory Matters:

La Serena Plant Improvement Project:

In January 2008, the CPUC approved Region I’s general rate case effective for years 2008, 2009, and 2010.  On March 3, 2008, the DRA filed an application for rehearing of this decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  In September 2008, the CPUC granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  The project is currently in rate base and the earnings have been included in rates since January 1, 2008.  If DRA prevails, GSWC may be required to write off the costs incurred to date and also refund amounts collected from customers since January 1, 2008.  At this time, management cannot predict the final outcome of this matter or a range of loss, if any.  The final resolution of this issue is expected in October 2010 as part of the CPUC’s final decision in the Regions II and III and the general office rate case.

CPUC Subpoena:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects estimated to total $24.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC including recent data requests which asked for information prior to 1994.  Should the CPUC investigation result in a proposed disallowance of certain previously capitalized costs, such costs, and potentially any return earned on such costs, may be required to be refunded to the customers upon settlement of the proposed disallowance, if any, resulting in a charge to operating income.   In addition to the disallowance of previously capitalized costs, the CPUC may seek to recover amounts previously recovered in rates relating to such costs and also has the authority to assess fines and penalties.  Management is unable to predict whether and the extent to which the CPUC may disallow such capitalized costs, seek recovery of previously paid rates or assess fines and penalties.  However, any such disallowance, refunds to customers and/or assessment, if imposed could have a material adverse effect on AWR and GSWC.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff and has provided responsive materials, including but not limited to, materials that are relevant to CCWC. Although the ACC has issued a decision in the CCWC general rate case, it has held the docket open pending resolution of the staff’s review of the CPUC subpoena documents.  In the first quarter of 2010, the ACC staff issued a report recommending that proper controls be established in CCWC’s procurement policies and procedures, and that status reports of the CPUC’s investigation and resolution be filed with the ACC periodically. The staff’s report did not result in any financial impact to CCWC.  The ACC will still need to act on the staff’s recommendations.  Management cannot predict the outcome of the ACC’s final decision on this matter.

Bear Valley Electric Service

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. However, BVES expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of June 30, 2010.  At this time, management cannot determine if interim targets for the 2010 year will be met.  BVES is continuing its efforts to procure renewable resources. In November 2009, GSWC entered into a ten-year contract to purchase renewable energy created from landfill gas.  The contract is subject to CPUC approval.  On June 8, 2010, GSWC filed an application with the CPUC seeking approval of this contract.  If approved, the contract will provide up to 3 megawatts for ten years at a fixed price of $110.0 per MWh.  In November 2009, GSWC also entered into a ten-year contract to purchase biogas to power BVES’s gas-fueled 8.4 MW generation facility.  This contract is also subject to CPUC approval.  On July 8, 2010, GSWC filed an application with the CPUC seeking approval of this contract.

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

	Basic	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	(in thousands, except per share amounts)	2010	2009	2010	2009
	Net income from continuing operations	$8,870	$11,415	$17,160	$16,443
	Net income (loss) from discontinued operations	105	84	305	(12)
	Total net income	8,975	11,499	17,465	16,431
Less: (a)	Distributed earnings to common shareholders	4,830	4,465	9,652	8,794
	Distributed earnings to participating securities	26	23	48	43
	Undistributed earnings	4,119	7,011	7,765	7,594

	(b) Undistributed earnings allocated to common shareholders	4,098	6,976	7,727	7,558
	Undistributed earnings allocated to participating securities	21	35	38	36

	Total income available to common shareholders, basic (a)+(b)	$8,928	$11,441	$17,379	$16,352

	Weighted average Common Shares outstanding, basic	18,576	17,861	18,561	17,588

	Basic earnings per Common Share:
	Income from continuing operations	$0.47	$0.64	$0.92	$0.93
	Income from discontinued operations	0.01	—	0.02	—
	Net Income	$0.48	$0.64	$0.94	$0.93

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At June 30, 2010 and 2009, there were 742,387 and 680,758 options outstanding, respectively, under these Plans. At June 30, 2010 and 2009, there were also 104,498 and 92,502 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Common shareholders earnings, basic	$8,928	$11,441	$17,379	$16,352
Undistributed earnings for dilutive stock options	21	35	38	36
Total common shareholders earnings, diluted	$8,949	$11,476	$17,417	$16,388

Weighted average common shares outstanding, basic	18,576	17,861	18,561	17,588
Stock-based compensation (1)	144	126	134	130
Weighted average common shares outstanding, diluted	18,720	17,987	18,695	17,718

Diluted earnings per Common Share:
Income from continuing operations	$0.47	$0.64	$0.91	$0.92
Income from discontinued operations	0.01	—	0.02	—
Net Income	$0.48	$0.64	$0.93	$0.92

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 395,833 and 329,975 stock options at June 30, 2010 and 2009, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 104,498 and 92,502 restricted stock units at June 30, 2010 and 2009, respectively, were included in the calculation of diluted EPS for the six months ended June 30, 2010 and 2009.

Stock options of 112,026  and 346,349 were outstanding at June 30, 2010 and 2009, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the six months ended June 30, 2010 and 2009.  Stock options of 234,528 and 4,434 were outstanding at June 30, 2010 and 2009, respectively, but not included in the computation of diluted EPS because they were antidilutive.

During the six months ended June 30, 2010 and 2009, Registrant issued 57,299 and 38,073 Common Shares, for approximately $1,316,000 and $915,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, and the stock incentive plans. In addition, Registrant purchased 67,241 and 13,593 Common Shares on the open market during the six months ended June 30, 2010 and 2009, respectively, under Registrant’s 401(k) Plan and the Common Share Purchase and Dividend Reinvestment Plan. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended June 30, 2010 and 2009, AWR paid quarterly dividends of approximately $4.8 million, or $0.26 per share and $4.3 million, or $0.25 per share, respectively.  During the six months ended June 30, 2010 and 2009, AWR paid quarterly dividends to shareholders of approximately $9.7 million, or $0.52 per share and $8.7 million, or $0.50 per share.

On May 26, 2010, the Board of Directors approved the issuance of eight additional GSWC Common Shares to AWR for $20.0 million.  Proceeds from the issuance were used to pay down GSWC’s intercompany borrowings due to AWR.

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

In October 2008, GSWC executed a purchased power contract that permits GSWC to purchase power at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   GSWC began receiving power under this contract on January 1, 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.   As of June 30, 2010 there was a $9.6 million cumulative unrealized loss which has been included in the memorandum account.  This memorandum account does not impact GSWC’s earnings.

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

The following table presents changes in the fair value of the derivative for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Balance, at beginning of the period	$(10,038)	$(8,428)	$(7,338)	$—
Unrealized gain (loss) on purchased power contracts	486	(119)	(2,214)	(8,547)
Balance, at end of the period	$(9,552)	$(8,547)	$(9,552)	$(8,547)

For the three and six months ended June 30, 2010 and 2009, the unrealized gains and losses were included in regulatory assets due to regulatory mechanisms in place effective January 1, 2009.

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by the continuing utility subsidiaries. Rates available to the continuing utility subsidiaries at June 30, 2010 and December 31, 2009 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	June 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$300,303	$336,846	$300,586	$335,217

Note 6 — Military Privatization:

ASUS, through its wholly owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, subject to periodic prospective price redeterminations and modifications for changes in circumstances.

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

In March 2009, ONUS filed a request for equitable adjustment related to a joint inventory report which indicated the quantity of the Fort Bragg infrastructure to be greater than what was estimated by the U.S. government as part of its solicitation for this contract.  On January 22, 2010, the U.S. government approved a $6.5 million equitable adjustment regarding this inventory. As a result of this contract modification, ASUS recorded $3.1 million of revenues and operating income during the first quarter of 2010 (approximately $2.8 million of which is retroactive from the commencement of the contract in March 2008 to December 31, 2009).  The remaining $3.4 million, related to renewal and replacement funds, was recorded as billings in excess of costs and estimated earnings on uncompleted contracts in the first quarter of 2010.  The deferred revenue will be recognized in construction revenues (along with the related construction costs) when the work is performed.

In March 2008, FBWS filed a request for equitable adjustment as a claim with the U.S. government seeking an adjustment in the contract after it was determined that the infrastructure at Fort Bliss was substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.  In January 2010, FBWS and the U.S. government entered into a settlement agreement pursuant to which the U.S. government agreed to pay FBWS retroactive operation and maintenance management fees and retroactive renewal and replacement fees from the contract commencement date, October 1, 2004.  In March 2010, the U.S. government issued a $6 million contract modification funding a majority of the settlement agreement.  As a result, ASUS recorded $2.5 million in revenues and pretax operating income and $510,000 in interest income during the first quarter of 2010.  The remaining $3.0 million, related to renewal and replacement funds, was recorded as billings in excess of costs and estimated earnings on uncompleted contracts.  The deferred revenue will be recognized in construction revenues (along with the related construction costs) as the work is performed.  An additional modification funding the balance of the settlement amount was received in June 2010. As a result, for the second quarter of 2010, ASUS recorded additional revenues of $85,000 and a reduction in administrative and general expense of $117,000 for reimbursement of costs incurred to prepare the request for equitable adjustment filing.

On July 22, 2010, ASUS was served with a subpoena issued in connection with a Grand Jury investigation related to ODUS’ water and wastewater privatization contract at the TRADOC bases, and the wastewater utility privatization contract at Fort Lee.  The investigation is in its early stages and ASUS is in the process of producing documents requested in the subpoena.  At this time, management cannot predict the final outcome of the investigation or a range of loss, if any.

Note 7 — Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETR for the three months ended June 30, 2010 was 42.7% as compared to 40.9% applicable to the three months ended June 30, 2009.  The GSWC ETR for the six months ended June 30, 2010 was 42.9% as compared to 39.8% applicable to the six months ended June 30, 2009.  The GSWC ETR deviated from the federal statutory rate primarily due to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).

Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in operating expenses.

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  For the six months ended June 30, 2009, the taxes recorded at AWR (parent) also include the effect of changes in California law relating to state unitary tax principles during the first quarter of 2009.  Management intends to elect, commencing with the 2011 tax year, an alternative apportionment method made available by tax law changes in 2009.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, and refined certain related estimates.  This resulted in the recording of a benefit of approximately $918,000, or $0.05 per share, during the first quarter of 2009. While the effect of the tax law changes will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.

GSWC continues to compute its state tax provision as if it were autonomous and not a member of AWR’s unitary group.  This approach is consistent with the methodology used for ratemaking purposes.  Given that all of GSWC’s activities are conducted within California, GSWC’s state tax provision does not reflect apportionment of its income; consequently, the change in California law has had no effect upon GSWC’s state taxes.

Note 8 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and six months ended June 30, 2010 and 2009 are as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefits Cost:
Service cost	$1,199	$1,119	$102	$85	$108	$82
Interest cost	1,526	1,426	159	161	89	80
Expected return on plan assets	(1,313)	(974)	(63)	(52)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	29	(50)	(50)	40	40
Amortization of actuarial loss (gain)	293	572	—	—		—
Net periodic pension cost	$1,735	$2,172	$253	$249	$237	$202

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefits Cost:
Service cost	$2,398	$2,238	$204	$171	$216	$175
Interest cost	3,052	2,852	318	321	178	166
Expected return on plan assets	(2,626)	(1,948)	(126)	(104)	—	—
Amortization of transition	—	—	210	210	—	—
Amortization of prior service cost (benefit)	60	58	(100)	(100)	80	80
Amortization of actuarial loss (gain)	586	1,144	—	—	—	—
Net periodic pension cost	$3,470	$4,344	$506	$498	$474	$421

Registrant expects to contribute approximately $8,583,000 and $575,000 to the pension and postretirement medical plans in 2010, respectively.  During the three and six months ended June 30, 2010, $726,000 was contributed to the pension plan.  No contributions were made during the first quarter of 2010.

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

Aerojet Note Receivable:

Pursuant to the settlement agreement with Aerojet discussed in Note 2, GSWC has a note receivable, plus accrued interest, guaranteed by Aerojet.  This note, plus interest on the unpaid balance, is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  GenCorp Inc. is the parent of Aerojet.  In January 2010, Standard & Poor’s (“S&P”) upgraded GenCorp Inc’s credit rating to B- from CCC+ with a stable outlook.  This is a non-investment grade rating assigned by S&P to companies whose financial situation varies.  On March 26, 2010, Moody’s Investor Services (“Moody’s) upgraded its corporate family rating from B3 to B2.  This is a non-investment grade rating assigned by Moody’s to obligations that are speculative and subject to high credit risk and of generally poor credit quality.

In December 2009, the Company received from Aerojet $2.6 million, including interest, as payment of the first annual installment under the terms of the 2004 settlement agreement.  As of June 30, 2010, the unpaid portion of the note receivable is $8.4 million, comprised of $6.4 million in principal and $2.0 million in accrued interest.  At this time, management believes the note receivable from Aerojet is fully collectible and has not provided a reserve for uncollectible amounts as of June 30, 2010.  GSWC will continue to assess recoverability of this note receivable.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured. Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of June 30, 2010, the total spent to clean-up and remediate GSWC’s plant facility is approximately $2.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery.

As of June 30, 2010, GSWC has an accrued liability for the estimated additional cost of $1.4 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Ballona Plant: During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”) located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  An investigation and characterization of the contaminated area was conducted.  The investigation report indicates that contamination levels are below normal cleanup goals.  GSWC submitted a clean-up action plan to the local Certified Unified Program Agency (“CUPA”), which approved the clean-up plan.  The clean-up was completed during the first quarter of 2010.  All contaminated soil was removed and replaced with clean soil.  The final Removal Action Completion Report (“RACR”) was submitted to the Site Mitigation Unit (“SMU”) on May 10, 2010.  The SMU reviewed the RACR and issued a no further action letter.  The letter states that the SMU concurs with the contents of the RACR, which states that the site contamination has been satisfactorily mitigated for the current use and no further action is required at the subject site.  Clean-up costs incurred through June 30, 2010 totaled approximately $337,000.  Historically, the costs for this type of cleanup have been included in rate base for recovery.

Hawaiian Gardens Plant: GSWC conducted a study for arsenic removal at the Hawaiian Gardens Plant in GSWC’s Region II from October 2009 through March 2010.  Two loads of sludge generated during this time period that were hazardous waste were inadvertently classified and disposed of as non-hazardous waste.   On May 28, 2010, GSWC voluntarily reported disposing of hazardous waste from the plant incorrectly to the Department of Toxic Substance Control (“DTSC”). DTSC has guidelines for voluntary disclosure which is intended to reduce penalties and eliminate the potential for criminal prosecution.  If DTSC issues a fine, GSWC does not expect that such fines will have a material impact on its consolidated financial statements.

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

Note 10 — Discontinued Operations:

On June 7, 2010, Registrant entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $35 million, including the assumption of approximately $6 million of long-term debt.  Approximately $29 million in cash will be paid to AWR at closing. The purchase price is subject to certain adjustments for changes in retained earnings. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the Arizona Corporation Commission, which is anticipated to be received in 2011.  Therefore, no gain on disposal of CCWC has been recorded during the three and six months ended June 30, 2010, pending regulatory approval.  Had the transaction closed as of June 30, 2010, AWR would have recognized a pretax gain on disposal of approximately $6.0 million, net of transaction costs of $659,000. The assets and liabilities of CCWC have been classified as current assets and liabilities held for sale as of June 30, 2010.

The carrying amounts of the major classes of assets and liabilities of CCWC included in discontinued operations are as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Assets:
Utility Plant, net	$43,393	$44,391
Goodwill, net	3,321	3,321
Other assets	2,785	2,465
Total assets of discontinued operations	$49,499	$50,177

Liabilities:
Advances and contributions in aid of construction, net	$17,907	$18,035
Long term debt	5,975	5,975
Other liabilities	3,335	2,996
Total liabilities of discontinued operations	$27,217	$27,006

A summary of discontinued operations presented in the consolidated statements of income for the three and six months ended June 30, 2010 and 2009 are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Operating revenues	$2,272	$1,862	$4,089	$3,478

Supply costs	411	456	764	803
Other operating expenses	941	1,158	1,979	2,477
Total operating expenses	1,352	1,614	2,743	3,280

Operating income	920	248	1,346	198

Interest expense, net	(89)	(103)	(180)	(213)

Income (loss) before income taxes	831	145	1,166	(15)

Income tax expense/(benefit) (1)	331	61	466	(3)
Net income (loss)	500	84	700	(12)

Transaction costs, net of taxes (2)	395	—	395	—

Income (loss) from discontinued operations (3)	$105	$84	$305	$(12)

(1)         Income tax expense (benefit) does not include the effects of CCWC’s inclusion in the AWR combined California unitary return, which are included in, and do not materially affect, the income tax expense of continuing operations.

(2)         Included in discontinued operations for the three and six months ended June 30, 2010 are direct transaction costs of $659,000 for legal and consulting services in connection with the sale of CCWC.

(3)         Corporate overhead costs allocated to CCWC have been excluded from discontinued operations.  The majority of these costs are expected to continue primarily at GSWC.  Accordingly, these corporate overhead costs have been included in other operating expenses and administrative and general expenses as part of continuing operations in the consolidated statements of income.  Such costs allocated to CCWC that have been reflected as part of continuing operations amounted to $233,000 and $261,000 for the three months ended June 30, 2010 and 2009, respectively, and $514,000 and $434,000 for the six months ended June 30, 2010 and 2009, respectively.

Note 11 — Business Segments

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has two continuing principal business units: water and electric service utility operations conducted through GSWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California.  The operating activities of CCWC have been included in discontinued operations as described in Note 10.  All activities of CCWC are located in the state of Arizona. Both GSWC and CCWC are rate-regulated utilities.

Activities of ASUS and its subsidiaries have been conducted in California, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  ASUS’s wholly owned subsidiaries are regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operation and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’s subsidiaries are incorporated.  On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries.

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries, and other matters. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC and CCWC.

	As Of And For The Three Months Ended June 30, 2010
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$72,816	$7,845	$—	$14,815	$—	$95,476
Operating income (loss) (1)	19,086	693	(233)	1,623	(19)	21,150
Interest expense, net	5,215	381	—	71	45	5,712
Identifiable assets	806,216	36,685	—	3,307	—	846,208
Depreciation and amortization expense	7,621	560	—	184	—	8,365
Net income from discontinued operations	—	—	105	—	—	105
Capital additions	21,419	294	148	508	—	22,369

	As Of And For The Three Months Ended June 30, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$72,295	$5,888	$—	$13,508	$—	$91,691
Operating income (loss) (1)	23,451	72	(261)	1,015	(11)	24,266
Interest expense, net	4,584	543	—	90	43	5,260
Identifiable assets	763,879	37,120	—	2,072	—	803,071
Depreciation and amortization expense	7,157	564	—	157	—	7,878
Net income from discontinued operations	—	—	84	—	—	84
Capital additions	18,512	278	336	132	—	19,258

	As Of And For The Six Months Ended June 30, 2010
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$128,873	$18,824	$—	$36,245	$—	$183,942
Operating income (loss) (1)	28,262	3,176	(514)	9,447	(70)	40,301
Interest expense, net	10,269	757	—	(369)	52	10,709
Identifiable assets	806,216	36,685	—	3,307	—	846,208
Depreciation and amortization expense	15,243	1,120	—	361	—	16,724
Net income from discontinued operations	—	—	305	—	—	305
Capital additions	36,710	741	214	680	—	38,345

	As Of And For The Six Months Ended June 30, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$127,473	$14,520	$—	$27,691	$—	$169,684
Operating income (loss) (1)	34,618	(472)	(434)	2,083	(61)	35,734
Interest expense, net	8,870	1,054	—	189	134	10,247
Identifiable assets	763,879	37,120	—	2,072	—	803,071
Depreciation and amortization expense	14,305	1,129	—	319	—	15,753
Net loss from discontinued operations	—	—	(12)	—	—	(12)
Capital additions	35,377	589	824	150	—	36,940

(1)         Operating income (loss) include CCWC’s allocated corporate overhead costs that are expected to continue primarily at GSWC.

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

GSWC served 255,472 water customers and 23,183 electric customers at June 30, 2010, or a total of 278,655 customers, compared with 254,730 water customers and 23,002 electric customers, or a total of 277,732 customers at June 30, 2009. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the three and six months ended June 30, 2010 and 2009.

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

CCWC is an Arizona public utility company serving 13,455 customers at June 30, 2010, compared with 13,392 customers at June 30, 2009. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.  On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR (USA) Inc. (“EPCOR”) to sell all the common shares of CCWC for a total purchase price of $35 million, including the assumption of approximately $6 million of long-term debt.  Approximately $29 million in cash will be paid to AWR at closing. The purchase price is subject to certain adjustments for changes in retained earnings. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the ACC, which is anticipated to be received in 2011.  Accordingly, the operational results of CCWC are reported in discontinued operations.

ASUS, through its wholly owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services, including both the operation and maintenance and, in most cases, the renewal and replacement of the water and/or wastewater systems pursuant to 50-year fixed price contracts, which are subject to periodic prospective price redeterminations and modifications for changes in circumstances.  All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. In either event, the Military Utility Privatization Subsidiary is entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of these contracts unless the parties agree otherwise. Prices are subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations, and changes in wages and fringe benefits to the extent provided in each of the contracts.  AWR guarantees performance on all of ASUS’ military contracts.  Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

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

•                  PSUS - water and wastewater systems at Fort Jackson in South Carolina effective February 16, 2008; and

•                  ONUS - water and wastewater systems at Fort Bragg, Pope Air Force Base and Camp MacKall, North Carolina effective March 1, 2008.

Overview

Included in the following analysis is a discussion of water and electric margins.  Water and electric margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance. A reconciliation of water and electric margins to the most directly comparable GAAP measures are included in the table under our discussion of supply costs included in operating expenses.

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

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned primarily from the operation and maintenance and renewal and replacement of the water and/or wastewater systems for the U.S. government at various military bases. All of the current operations and maintenance contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or pursuant to contract modifications.  Additional revenues generated by contract operations are primarily dependent on these new construction activities.  As a result, ASUS is subject to risks that are different than those of Registrant’s regulated water and electric utilities.  ASUS plans to continue seeking contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases.  Factors affecting the financial performance of our Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the redetermination and equitable adjustment of prices under contracts with the U.S. government.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in capital markets and through bank borrowings. In May 2010, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement in order to extend the expiration date of the syndicated credit facility to May 27, 2013 from June 3, 2010.  The maximum amount that may be borrowed under the amended facility was reduced from $115,000,000 to $100,000,000.  The Company may, under the terms of the Amended and Restated Credit Agreement, elect to increase the aggregate bank commitments by up to $40,000,000.

As previously discussed, on June 7, 2010, Registrant entered into a stock purchase agreement to sell all of the common shares of CCWC for a total purchase price of $35 million, including the assumption of approximately $6 million of long-term debt. Approximately $29 million in cash will be paid to AWR at closing. The purchase price is subject to certain adjustments for changes in retained earnings.  The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the ACC, which is anticipated to be received in 2011.  Therefore, no gain on disposal of CCWC has been recorded during the three and six months ended June 30, 2010, pending regulatory approval.  Had the transaction closed as of June 30, 2010, AWR would have recognized a pretax gain on disposal of approximately $6.0 million, net of transaction costs of $659,000. The results of operations of CCWC for the three and six months ended June 30, 2010 and 2009 have been presented as a discontinued operation.

For the three months ended June 30, 2010, net income was $9.0 million compared to $11.5 million in the same period of 2009, a decrease of 21.9%. Diluted earnings per share for the three months ended June 30, 2010 were $0.48 compared to $0.64 in the same period of 2009, a decrease of $0.16 per share.  Impacting the comparability in the results of the two periods on a diluted per share basis are the following significant items, all of which are more fully discussed later: (i) a decrease in the dollar water margin of GSWC water operations of $1.8 million, or $0.06 per share, largely offset by an increase in the dollar electric margin of $1.5 million, or $0.05 per share; (ii) an increase in other operating expenses, including administrative and general expenses, at GSWC of $3.5 million, or $0.11 per share; (iii) the improved financial performance of the Military Utility Privatization Subsidiaries resulting in an increase in ASUS’ pretax operating income of $608,000, or $0.02 per share; (iv) an increase in income from discontinued operations of $0.01 per share, due to improved financial performance at CCWC; (v) an increase in interest expense, net of interest income of $452,000, or $0.01 per share; (vi) an overall increase in the effective income tax rate, or $0.03 per share, and (vii) a decrease of $0.03 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.15 million shares of AWR’s Common Shares in May 2009.

For the six months ended June 30, 2010, net income was $17.5 million compared to $16.4 million in the same period of 2009, an increase of 6.3%.  Diluted earnings for the six months ended June 30, 2010 were $0.93 per share compared to $0.92 per share for the six months ended June 30, 2009.  Impacting the comparability in the results of the two periods on a diluted per share basis are the following significant items, all of which are more fully discussed later: (i) an increase in the dollar electric margin of $4.0 million, or $0.13 per share, partially offset by a decrease in GSWC’s dollar water margin of $1.1 million, or $0.04 per share; (ii) an increase in other operating expenses at GSWC, including administrative and general expenses, of $5.6 million, or $0.18 per share; (iii) an increase in operating income of $7.4 million, or $0.23 per share for contracted services due to the improved financial performance of the Military Utility Privatization Subsidiaries and the receipt of two equitable adjustments; (iv) an increase in interest expense, net of interest income of $462,000, or $0.01 per share; (v) a change in enacted state tax law during the first quarter of 2009 which resulted in a tax benefit of $918,000, or $0.05 per share which did not recur in 2010; (vi) an overall increase in the effective income tax rate (excluding the tax benefit mentioned previously) decreasing earnings by approximately $0.05 per share, due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements; (vii) an increase in income from discontinued operations of $317,000, or $0.02 per share, due to improved financial performance at CCWC, and (viii) a decrease of $0.04 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.15 million shares of AWR’s Common Shares in a public offering in May 2009.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units included in continuing operations: water and electric service utility operations conducted through GSWC, and a contracted services unit through ASUS and its subsidiaries.  As discussed previously, in June 2010 AWR entered into a stock purchase agreement to sell all the common shares of CCWC.  Accordingly, the results of operations of CCWC for the three and six months ended June 30, 2010 and 2009 have been reported in discontinued operations.  The summary results by segment below are presented for AWR’s continuing operations.

Second Quarter Results

The tables below set forth summaries of the results by segment of continuing operations (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE	6/30/2010	6/30/2009	CHANGE	CHANGE

Water	$72,816	$72,295	$521	0.7%	$18,853	$23,190	$(4,337)	-18.7%
Electric	7,845	5,888	1,957	33.2%	693	72	621	862.5%
Contracted services	14,815	13,508	1,307	9.7%	1,623	1,015	608	59.9%
AWR (parent)	—	—	—	—	(19)	(11)	(8)	72.7%
Totals from continuing operations	$95,476	$91,691	$3,785	4.1%	$21,150	$24,266	$(3,116)	-12.8%

Water - For the three months ended June 30, 2010, pretax operating income for water decreased by $4.3 million, or 18.7%.  The decrease was primarily due to a $1.8 million decrease in the dollar water margin and a $2.5 million increase in operating expenses as compared to the same period in 2009, with no corresponding rate recovery due to the delay in the CPUC’s decision on GSWC’s Regions II, III and general office rate case.  The dollar water margin decreased due to $2.8 million in additional revenues recorded during the second quarter of 2009 related to the CPUC’s approval of the Water Conservation Memorandum Account (“WCMA”) to track the extraordinary expenses and revenue shortfall associated with conservation measures in conjunction with the declared drought in California.  This decrease in water margin was partially offset by the implementation of the Water Revenue Adjustment Mechanism (“WRAM”) account and the Modified Cost Balancing Account (“MCBA”) for Region I, both implemented in September 2009.  Operating expenses increased by $2.5 million primarily due to higher administrative and general expenses, maintenance costs, property and other taxes, and depreciation and amortization without the receipt of rate increases due to a delay in the CPUC’s decision on GSWC’s Regions II and III and general office rate case (discussed further in Regulatory Matters).  Due to this delay, GSWC’s revenues and supply costs for Regions II and III for the second quarter of 2010 have been recorded using 2009 adopted sales levels pending resolution of this general rate case, which is expected in October 2010.  New rates, once approved by the CPUC, are expected to be retroactive to January 1, 2010.

Electric — For the three months ended June 30, 2010, pretax operating income from electric operations increased by $621,000 due to an increase in the electric margin of $1.5 million due primarily to revenues related to rate increases effective November 2009 and January 2010, partially offset by an $879,000 increase in operating expenses.

Contracted Services - For the three months ended June 30, 2010, pretax operating income for contracted services increased by $608,000, or 59.9%.  This was primarily due to interim increases in operations and maintenance revenues at Fort Bragg in North Carolina and construction project revenues at Fort Bragg and at Fort Jackson in South Carolina. In March 2010, the U.S. government issued a contract modification to Fort Bliss in Texas, funding a majority of an inventory settlement agreement previously entered into with Fort Bliss.  In June 2010, Fort Bliss received the remainder of the settlement agreement, which resulted in an increase of $202,000 to pretax operating income for the second quarter.  These increases were partially offset by decreased construction activity at the military bases in Virginia.

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and wastewater systems at the military bases.  In addition, higher allocations of corporate headquarters’ expenses to ASUS and its wholly owned subsidiaries by the CPUC were not contemplated at the time the contracts with the U.S. government were negotiated and will need to be addressed in future price redeterminations.

Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties to a contract.  In the event that ASUS is managing more assets at specific military bases than were included in the U.S. government’s Request for Proposal or if the assets are in substandard condition, ASUS is permitted to file a request for equitable adjustment (“REA”).

Below is a summary of price redetermination and requests for equitable adjustment filings by Military Utility Privatization Subsidiary.

•                  FWBS — In connection with the inventory settlement with the U.S. government reached in January 2010, FBWS and the government agreed to waive the first and second price redeterminations for Fort Bliss required under the original 50-year contract.

•                  TUS —TUS is currently in discussions with the government on the structure of the Andrews Air Force Base price redetermination to facilitate the government’s review.  Pending the outcome of these discussions, the government has approved interim management fee increases of 18.92% effective July 2010 through September 2010.

•                  ODUS — The first price redeterminations for the bases in Virginia were filed in November 2007 for Fort Lee and in February 2008 for the other bases.  ODUS has received notification from the U.S. government that its price redetermination filings for these bases are inadequate.  The Company is currently in discussions with the U.S. government to address the inadequacies. Interim increases have been in effect for these bases since 2008.

•                  PSUS — PSUS filed an REA in the third quarter of 2009 with the U.S. government. In the REA filing, PSUS is requesting $690,000 in connection with costs incurred in response to an emergency sanitary sewer overflow at Fort Jackson in South Carolina.  PSUS also filed an REA in connection with the condition of the inventory assumed at Fort Jackson, which is in substandard condition as compared to what was presented in the government’s Request for Proposal.  Resolution of these REAs is expected in 2010.  Finally, the first price redetermination for Fort Jackson has been delayed, pending the outcome of the ODUS and TUS discussions with the government.  PSUS expects to file this price redetermination in the third or fourth quarter of 2010.

•                  ONUS - In April 2009, ONUS filed a request for contract modification with the government in connection with costs associated with initial system deficiency work.  Resolution of this request is expected in 2010.  The first price redetermination for Fort Bragg has been delayed, pending the outcome of the ODUS and TUS discussions with the government.  ONUS expects to file this price redetermination in the third or fourth quarter of 2010.

Price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues to help offset increased costs and provide Registrant the opportunity to continue to generate positive operating income at its Military Utility Privatization Subsidiaries.  As of June 30, 2010, ASUS has $1.1 million of goodwill, which may be at risk for potential impairment if requested price redeterminations and equitable adjustments that have not yet been approved, are not received.

On July 22, 2010, ASUS was served with a subpoena issued in connection with a Grand Jury investigation related to ODUS’ water and wastewater privatization contract at the TRADOC bases, and the wastewater utility privatization contract at Fort Lee.  The investigation is in its early stages and ASUS is in the process of producing documents requested in the subpoena.  At this time, management cannot predict the final outcome of the investigation or a range of loss, if any.

Year-to-Date Results

The tables below set forth summaries of the results by segment of continuing operations (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	6 Months	6 Months			6 Months	6 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE	6/30/2010	6/30/2009	CHANGE	CHANGE

Water	$128,873	$127,473	$1,400	1.1%	$27,748	$34,184	$(6,436)	-18.8%
Electric	18,824	14,520	4,304	29.6%	3,176	(472)	3,648	-772.9%
Contracted services	36,245	27,691	8,554	30.9%	9,447	2,083	7,364	353.5%
AWR (parent)	—	—	—	—	(70)	(61)	(9)	14.8%
Totals from continuing operations	$183,942	$169,684	$14,258	8.4%	$40,301	$35,734	$4,567	12.8%

Water - Pretax operating income for water decreased by $6.4 million, or 18.8%, primarily due to a $5.3 million increase in operating expenses, with no corresponding rate recovery due to the delay in the CPUC’s decision on GSWC’s Regions II, III and general office rate case discussed further in Regulatory Matters. In addition, the dollar water margin decreased by $1.1 million due to $2.8 million in additional revenues recorded during the second quarter of 2009 related to the CPUC’s approval of the WCMA, partially offset by the implementation of Region I’s WRAM and MCBA in September 2009, as previously discussed. GSWC’s revenues and supply costs for Regions II and III for the first six months of 2010 have been recorded using 2009 adopted levels pending resolution of the general rate case, which is expected in October 2010.  New rates, once approved by the CPUC, are expected to be retroactive to January 1, 2010.

Electric — For the six months ended June 30, 2010, pretax operating income from electric operations increased by $3.6 million due to increases in rates which went into effect in November 2009 and January 2010.  In addition, as a result of the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) which also went into effect in November 2009,  BVES recorded $680,000 in additional revenues due to lower customer usage as compared to adopted levels authorized by the CPUC.  Also, in March 2010, the CPUC approved for recovery a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation, effective and retroactive from June 4, 2009 to October 31, 2009.  As a result, during the first quarter of 2010, BVES recorded a regulatory asset of $958,000 and a corresponding increase to revenues for amounts included in this memorandum account.

Contracted Services - For the six months ended June 30, 2010, pretax operating income for contracted services increased by $7.4 million, or $0.23 per share.  This was primarily due to contract modifications approved by the U.S. government during the first quarter of 2010 in connection with two separate requests for equitable adjustment previously filed for inventory price adjustments at Fort Bliss in Texas and Fort Bragg in North Carolina.  These two contract modifications increased revenues and pretax operating income by a combined $5.6 million.  In addition, construction revenues increased by $2.1 million as compared to the same period in 2009 primarily due to increased construction activity at Fort Bragg, partially offset by decreased construction activity at Fort Bliss, Andrews Air Force Base, and the military bases in Virginia.  Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government for additional construction activity may or may not continue in future periods.

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other continuing subsidiaries: GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Consolidated Results of Operations — Three Months Ended June 30, 2010 and 2009 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
OPERATING REVENUES
Water	$72,816	$72,295	$521	0.7%
Electric	7,845	5,888	1,957	33.2%
Contracted services	14,815	13,508	1,307	9.7%
Total operating revenues	95,476	91,691	3,785	4.1%

OPERATING EXPENSES
Water purchased	13,564	11,954	1,610	13.5%
Power purchased for pumping	2,046	2,535	(489)	-19.3%
Groundwater production assessment	2,664	2,857	(193)	-6.8%
Power purchased for resale	2,876	2,403	473	19.7%
Supply cost balancing accounts	4,686	3,332	1,354	40.6%
Other operation expenses	7,262	6,943	319	4.6%
Administrative and general expenses	16,569	15,268	1,301	8.5%
Depreciation and amortization	8,365	7,878	487	6.2%
Maintenance	4,375	3,783	592	15.6%
Property and other taxes	3,281	2,643	638	24.1%
ASUS construction expenses	8,633	7,829	804	10.3%
Net loss on sale of property	5	—	5	—
Total operating expenses	74,326	67,425	6,901	10.2%

OPERATING INCOME	21,150	24,266	(3,116)	-12.8%

OTHER INCOME AND EXPENSES
Interest expense	(5,870)	(5,558)	(312)	5.6%
Interest income	158	298	(140)	-47.0%
Other	(69)	82	(151)	-184.1%
	(5,781)	(5,178)	(603)	11.6%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	15,369	19,088	(3,719)	-19.5%
Income tax expense	6,499	7,673	(1,174)	-15.3%
INCOME FROM CONTINUING OPERATIONS	8,870	11,415	(2,545)	-22.3%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	105	84	21	25.0%
NET INCOME	$8,975	$11,499	$(2,524)	-21.9%

Net income for the three months ended June 30, 2010 was $9.0 million, equivalent to $0.48 per common share on a basic and fully diluted basis, compared to $11.5 million or $0.64 per common share on a basic and fully diluted basis, for the three months ended June 30, 2009, a decrease of $0.16 per common share.

Impacting the comparability of the results between the two periods on a diluted per share basis are the following significant items:

•                  A decrease in the water margin of GSWC of $1.8 million, or $0.06 per share, during the three months ended June 30, 2010 as compared to the same period in 2009 due primarily to the recording in 2009 of $2.8 million of additional revenues in the WCMA, which was approved by the CPUC.  This was partially offset by the margin impact of recording $1.3 million in the WRAM accounts, net of the MCBA, implemented in September 2009 in Region I’s rate making areas.

•                  An increase in the electric margin of $1.5 million, or $0.05 per share, during the three months ended June 30, 2010 as compared to the same period in 2009 due primarily to: (i) higher rates approved by the CPUC effective November 2, 2009 and January 1, 2010 and, (ii) the margin impact of recording $359,000 of additional revenues in the BRRAM account, implemented in November 2009.

•                  A settlement agreement reached with Mirant Trading resulting in the recording of $1.0 million, or $0.03 per share, in proceeds as a reduction to legal costs in 2009. There was no similar reduction in costs in the same period of 2010.

•                   An increase of $2.5 million, or $0.08 per share, in other operating expenses (including administrative and general expenses), at GSWC’s operations, for the second quarter of 2010 due primarily to: (i) an increase in operation and administrative and general expenses of $341,000 due to higher labor costs and other employee benefits; (ii) an increase of $1.0 million in maintenance expenses; (iii) an increase in property taxes of $656,000 due primarily to a $488,000 property tax refund recorded in 2009, and (iv) an increase of $460,000 in depreciation expense.   These increases in operating expenses were incurred with no corresponding rate recovery due to the delay in the CPUC’s decision on GSWC’s Regions II, III and the general office rate case.

•                  An increase in pretax operating income for contracted services of $608,000, or $0.02 per share, during the three months ended June 30, 2010 due primarily to interim increases in management fees for operating and maintaining the water and wastewater systems at Fort Bragg in North Carolina.

•                  An increase in income from discontinued operations of $0.01 per share due to improved financial performance at CCWC.  The improved performance at CCWC was primarily due to rate increases approved by the ACC in October 2009 and a decrease in operating expenses as compared to the second quarter of 2009.  These increases were partially offset by direct legal and consulting costs related to the stock purchase agreement entered into with EPCOR.

•                    An increase in interest expense, net of interest income of $452,000, or $0.01 per share, due primarily to interest expense recorded in the interest rate balancing account approved by the CPUC in July 2009 in the cost of capital proceeding, and slightly higher interest rates on short-term borrowings as compared to the same period of 2009.

•                   An increase in the effective income tax rate negatively impacted earnings by approximately $0.03 per share during the second quarter of 2010 primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

•                  A decrease of $0.03 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.15 million shares of AWR’s Common Shares in a public offering completed in May 2009.

Operating Revenues

Water

Due to the delay in GSWC’s Regions II and III and general office rate case (discussed further in Regulatory Matters), GSWC’s revenues and supply costs for Regions II and III for the second quarter of 2010 have been recorded using 2009 adopted levels pending resolution of this general rate case, which is expected in October 2010. For the three months ended June 30, 2010, revenues from continuing water operations increased slightly to $72.8 million, compared to $72.3 million for the three months ended June 30, 2009.  For the three months ended June 30, 2010, GSWC recorded $1.7 million in additional revenues in Region I’s WRAM which was implemented in September 2009 to adjust consumption levels to those adopted by the CPUC, partially offset by a decrease in Region I’s actual consumption when compared to the second quarter of 2009.  Actual consumption for GSWC decreased 11.7% for three months ended June 30, 2010 as compared to the same period in 2009. There was an increase in water revenues of $1.6 million due to surcharges approved by the CPUC in effect to recover under-collections in supply costs.  These increases in water revenues were partially offset by the recording of $2.8 million during the three months ended June 30, 2009 included in the WCMA at each of GSWC’s water regions to track the extraordinary expenses and revenue shortfall associated with conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 until the WRAM was implemented on November 25, 2008 for Regions II and III and through August 31, 2009 for Region I.

Electric

For the three months ended June 30, 2010, revenues from electric operations increased by 33.2% to $7.8 million compared to $5.9 million for the three months ended June 30, 2009 due primarily to rate increases effective November 2, 2009 and January 1, 2010 approved in October 2009 by the CPUC.  This generated an increase of approximately $1.0 million in electric revenues.  In addition, the Company recorded $359,000 in additional revenues related to the BRRAM account, also effective November 2, 2009, to adjust BVES’ 2010 second quarter revenues to base rate revenues approved by the CPUC.  Electric usage increased by 2.6% for the three months ended June 30, 2010 as compared to the same period in 2009.

Contracted Services

Revenues from contracted services are primarily comprised of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended June 30, 2010, revenues from contracted services increased by $1.3 million, or 9.7%, to $14.8 million compared to $13.5 million for the three months ended June 30, 2009 primarily due to higher construction revenues and an interim increase in management fees for ONUS at Fort Bragg in North Carolina.

Construction revenues increased by $613,000 compared to the second quarter of 2009.  This was due to an increase of $4.3 million related to increased construction activity at Fort Bragg in North Carolina and at Fort Jackson in South Carolina, partially offset by lower construction revenues at other military bases.  Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government for new construction activity may or may not continue in future periods.

For the three months ended June 30, 2010, management fees totaled $4.1 million as compared to $3.4 million for the three months ended June 30, 2009.  This increase is due primarily to the receipt of contract modifications to reflect increased inventory levels covered under the original contract at Fort Bragg (ONUS), which provided for interim increases totaling $145,000 per month since March 2010.  This resulted in an increase in management fees of $435,000 for the three months ended June 30, 2010.   In addition, there was an increase in management fees totaling $293,000 earned in 2010 and related to a contract with a municipality to provide billing and meter reading services. Effective January 1, 2010, GSWC assigned this service contract with the municipality to ASUS.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona to provide for a return on invested and borrowed capital used to fund utility plant, and price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin. If adequate rate relief and/or price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale (including the cost of natural gas used by BVES in operating its electric generator) and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues and deducting total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 35% and 34% of total operating expenses for the three months ended June 30, 2010 and 2009, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended June 30, 2010 and 2009 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$72,816	$72,295	$521	0.7%
WATER SUPPLY COSTS:
Water purchased (1)	$13,564	$11,954	$1,610	13.5%
Power purchased for pumping (1)	2,046	2,535	(489)	-19.3%
Groundwater production assessment (1)	2,664	2,857	(193)	-6.8%
Water supply cost balancing accounts (1)	3,767	2,421	1,346	55.6%
TOTAL WATER SUPPLY COSTS	$22,041	$19,767	$2,274	11.5%
WATER MARGIN (2)	$50,775	$52,528	$(1,753)	-3.3%
PERCENT MARGIN - WATER	69.7%	72.7%

ELECTRIC OPERATING REVENUES (1)	$7,845	$5,888	$1,957	33.2%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,876	$2,403	$473	19.7%
Electric supply cost balancing accounts (1)	919	911	8	0.9%
TOTAL ELECTRIC SUPPLY COSTS	$3,795	$3,314	$481	14.5%
ELECTRIC MARGIN (2)	$4,050	$2,574	$1,476	57.3%
PERCENT MARGIN - ELECTRIC	51.6%	43.7%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $4,686,000 and $3,332,000 for the three months ended June 30, 2010 and 2009, respectively.

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

On August 21, 2008, the CPUC issued a final decision for Regions II and III which approved the establishment of a modified cost balancing account that allows recovery of supply costs for changes in water supply mix.  GSWC implemented the MCBA in late November 2008 for Regions II and III and in September 2009 for Region I’s rate-making areas prospectively in connection with the new conservation rate design and the implementation of a WRAM.  Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision.  The amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each rate-making area).

As previously discussed, GSWC’s supply costs for Regions II and III for the second quarter of 2010 have been recorded using 2009 adopted levels pending resolution of the Region II, Region III and the general office rate case, which is expected in October 2010.  For the three months ended June 30, 2010, 39.1% of GSWC’s water supply mix was purchased as compared to 37.3% purchased for the three months ended June 30, 2009.  However, as noted above, the implementation of the MCBA for GSWC’s water regions eliminates the effects on earnings of changes in the water supply mix prospectively.   The adopted percentage of purchased water for the three months ended June 30, 2010 at Regions I, II and III was 22.4%, 62.1% and 44.7%, respectively, as compared to actual purchased water of 19.3%, 41.7% and 48.6%, respectively, for the second quarter of 2010. The overall improvement in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. However, this was partially offset by under-collections as a result of higher rates charged by suppliers than those included in the adopted supply costs.  The overall water margin percent was 69.7% in the second quarter of 2010 as compared to 72.7% in the same period of 2009.

Purchased water costs for the three months ended June 30, 2010 increased by 13.5% to $13.6 million as compared to $12.0 million for the same period of 2009.  The increase in purchased water costs was due to higher water rates charged from wholesale suppliers, partially offset by lower customer usage.

For the three months ended June 30, 2010, power purchased for pumping decreased to $2.0 million as compared to $2.5 million in the same period of 2009 due to a decrease in total demand as a result of conservation efforts that was partially offset by an increase in supplier rates.  Groundwater production assessments were reduced by 6.8% due to lower customer demand partially offset by increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2009.  Average pump tax rates increased in Region II by approximately 19% between the two periods.  The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $1.3 million in the water supply cost balancing account provision during the three months ended June 30, 2010 as compared to the same period in 2009 was primarily caused by a net decrease of $481,000 of under-collections for the three months ended June 30, 2010 (related to Region I) compared to the same period in 2009, and a $1.6 million increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect.  This was partially offset by a decrease in the MCBA accounts of $694,000 for the three months ended June 30, 2010 as compared to the same period in 2009.

For the three months ended June 30, 2010, the cost of power purchased for resale to customers in GSWC’s BVES division increased by 19.7% to $2.9 million compared to $2.4 million for the three months ended June 30, 2009 reflecting higher customer demand.  Customer usage increased by 2.6%.  In addition, GSWC began receiving power under a purchased power contract in January 1, 2009.   The main product under the new contract

provides for 13 MWs of electric energy at a fixed price of $67.85 per MWh during 2010 as compared to $63.75 per MWh during 2009.  This difference between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated systems of Registrant’s continuing water business, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended June 30, 2010 and 2009, other operation expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water Services	$5,849	$5,686	$163	2.9%
Electric Services	541	550	(9)	-1.6%
Contracted Services	872	707	165	23.3%
Total other operation expenses	$7,262	$6,943	$319	4.6%

For the three months ended June 30, 2010, other operation expenses for GSWC’s water services increased by $163,000 due primarily to: (i) an increase in costs related to water conservation educational materials and supplies of $378,000; (ii) higher chemicals and water treatment costs of approximately $80,000, largely in Region III, and (iii) an increase of $24,000 in other miscellaneous operating expenses.  These increases were partially offset by a decrease in outside services of $319,000.

There was an increase of $165,000 in other operating expenses for contracted services primarily due to higher wages and related benefits of $137,000 as a result of increases in salaries for employees under the annual performance-based salary review program and the addition of staff at various locations, and an increase in other miscellaneous operating expenses of $28,000.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended June 30, 2010 and 2009, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water Services	$11,804	$11,455	$349	3.0%
Electric Services	1,885	1,075	810	75.3%
Contracted Services	2,863	2,727	136	5.0%
AWR (parent)	17	11	6	54.5%
Total administrative and general expenses	$16,569	$15,268	$1,301	8.5%

For the three months ended June 30, 2010, administrative and general expenses increased by $349,000 from GSWC’s water services compared to the three months ended June 30, 2009 due primarily to an increase in labor costs and other employee benefits of $851,000 due to higher wages largely related to Registrant’s annual performance-based salary review program.  This increase was partially offset by: (i) a decrease in pension costs of $275,000; (ii) a decrease of $185,000 in outside services including legal and consulting costs, and (iii) a decrease of approximately $42,000 in other miscellaneous administrative and general expenses.

For the three months ended June 30, 2010, administrative and general expenses increased by $810,000 from electric services compared to the three months ended June 30, 2009 due to the recording in 2009 of $1.0 million of proceeds received from Mirant Trading in connection with a settlement agreement reached in May 2009.  The amount received from Mirant Trading went towards reducing previously incurred legal costs.  There was also an increase of $126,000 in labor and employee related benefits.  These increases were partially offset by lower outside services costs related to the rate case and purchased power contract.

For the three months ended June 30, 2010, administrative and general expenses increased by $136,000 for contracted services compared to the three months ended June 30, 2009 due primarily to an increase in allocation of costs from the corporate headquarters of $162,000, partially offset by a decrease in other miscellaneous administrative and general costs of $26,000.

Depreciation and Amortization

For the three months ended June 30, 2010 and 2009, depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water Services	$7,621	$7,157	$464	6.5%
Electric Services	560	564	(4)	-0.7%
Contracted Services	184	157	27	17.2%
Total depreciation and amortization	$8,365	$7,878	$487	6.2%

For the three months ended June 30, 2010, depreciation and amortization expense for water and electric services increased by $460,000 to $8.2 million compared to $7.7 million for the three months ended June 30, 2009 reflecting, among other things, approximately $82.8 million of additions to utility plant during 2009, depreciation on which began in January 2010.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its continuing regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There were also increases of approximately $27,000 for the contracted services segment due to the addition of fixed assets.

Maintenance

For the three months ended June 30, 2010 and 2009, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water Services	$3,824	$2,835	$989	34.9%
Electric Services	177	162	15	9.3%
Contracted Services	374	786	(412)	-52.4%
Total maintenance	$4,375	$3,783	$592	15.6%

For the three months ended June 30, 2010, maintenance expense for water and electric services increased by $1.0 million to $4.0 million compared to $3.0 million for the three months ended June 30, 2009 due principally to an increase in planned maintenance on GSWC’s wells, water supply and distribution facilities, particularly in Regions I and III.

For the three months ended June 30, 2010, maintenance expense for contracted services decreased by $412,000 due to lower labor and outside services costs.  Internal labor activity for 2010 was focused more on operations related work and less on maintenance activity, while in 2009 there was a higher level of maintenance related activity that was required.  The decreases in maintenance expense is partially offset by higher operation expenses.

Property and Other Taxes

For the three months ended June 30, 2010 and 2009, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water Services	$2,819	$2,207	$612	27.7%
Electric Services	195	151	44	29.1%
Contracted Services	267	285	(18)	-6.3%
Total property and other taxes	$3,281	$2,643	$638	24.1%

For the three months ended June 30, 2010, property and other taxes for water and electric services increased by $656,000 due, in part, to a tax refund of $488,000 recorded in the second quarter of 2009 resulting from lower reassessed property values from an examination.  In addition, there was an increase in payroll taxes due to higher labor costs and an increase in franchise fees.

Property and other taxes were lower in contracted services due primarily to lower construction revenues at the military bases located in Virginia, which imposes a gross receipts tax.

ASUS Construction Expenses

For the three months ended June 30, 2010, construction expenses were $8.6 million, increasing $0.8 million compared to the same period in 2009 due primarily to new construction projects at Fort Bragg in North Carolina and Fort Jackson in South Carolina, which increased $3.1 million and $0.8 million, respectively, over the same period in 2009.  These increases were partially offset by a decrease of $3.1 million in construction expenses at the other Military Utility Privatization Subsidiaries.

Interest Expense

For the three months ended June 30, 2010 and 2009, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water and Electric Services	$5,752	$5,422	$330	6.1%
Contracted Services	71	90	(19)	-21.1%
AWR (parent)	47	46	1	2.2%
Total interest expense	$5,870	$5,558	$312	5.6%

Interest expense increased in 2010 due primarily to interest expense recorded to the interest rate balancing account and a slight increase in interest rates on short term borrowings.  A decision issued in July 2009 in the GSWC cost of capital proceeding authorized an interest rate balancing account to track interest costs of new debt.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision. The average interest rate on short-term borrowings for the three months ended June 30, 2010 was 1.5% as compared to an average of 1.2% during the same period of 2009. Average bank loan balances outstanding under the AWR credit facility for the three months ended June 30, 2010 and 2009 were approximately $30 million.

Interest Income

For the three months ended June 30, 2010 and 2009, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water and Electric Services	$156	$295	$(139)	-47.1%
AWR (parent)	2	3	(1)	-33.3%
Total interest income	$158	$298	$(140)	-47.0%

Interest income decreased by $140,000 for the three months ended June 30, 2010 due primarily to the recording of $126,000 in interest income during the second quarter of 2009 in connection with the property tax refund discussed above.

Other

For the three months ended June 30, 2010 and 2009, Registrant recorded other expenses of $69,000 and other income of $82,000, respectively, as a result of Registrant’s equity interest in an investment and a loss on investments held in the Rabbi Trust for the supplemental executive retirement plan (“SERP”).  In mid-2009, Registrant established a Rabbi Trust for the SERP.  Investment losses in this Trust of $57,000 were recorded during the three months ended June 30, 2010.

Income Tax Expense

For the three months June 30, 2010 and 2009, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water and Electric Services	$5,930	$7,438	$(1,508)	-20.3%
Contracted Services	594	327	267	81.7%
AWR (parent)	(25)	(92)	67	-72.8%
Total income tax expense	$6,499	$7,673	$(1,174)	-15.3%

For the three months ended June 30, 2010, income tax expense for water and electric services decreased by 20.3% to $5.9 million compared to $7.4 million for the three months ended June 30, 2009 due primarily to a decrease in pretax income of $3.7 million. The effective tax rate (“ETR”) for water and electric services for the three months ended June 30, 2010 was 42.7% as compared to a 40.9% ETR applicable to the three months ended June 30, 2009.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services increased to $594,000 for the three months ended June 30, 2010 compared to $327,000 for the three months ended June 30, 2009 due primarily to an increase in pretax income.  The ETR for contracted services for the three months ended June 30, 2010 was 38.3% as compared to a 35.3% ETR applicable to the three months ended June 30, 2009.

Income From Discontinued Operations

On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR (USA) Inc. to sell all the common shares of CCWC for a total purchase price of $35 million, including the assumption of approximately $6 million of long-term debt.  Approximately $29 million in cash will be paid to AWR at closing. The purchase price is subject to certain adjustments for changes in retained earnings. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the ACC, which is anticipated to be received in 2011.  Accordingly, the results of CCWC have been reported in discontinued operations.

For the three months ended June 30, 2010, income from discontinued operations of $105,000 includes $395,000 (net of tax) of legal and consulting costs related to the CCWC sale transaction.  Excluding these transaction costs, CCWC’s results improved by $416,000 as compared to the second quarter of 2009 due primarily to: (i) higher water rates implemented in October 2009 as a result of the approval by the ACC of CCWC’s general rate case, and (ii) a decrease in operating expenses as compared to the same period in 2009 primarily due to lower outside services and regulatory expenses in 2010 due to the finalization of the general rate case in October 2009 and lower water treatment and other operation costs.

Consolidated Results of Operations — Six Months Ended June 30, 2010 and 2009 (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
OPERATING REVENUES
Water	$128,873	$127,473	$1,400	1.1%
Electric	18,824	14,520	4,304	29.6%
Contracted services	36,245	27,691	8,554	30.9%
Total operating revenues	183,942	169,684	14,258	8.4%

OPERATING EXPENSES
Water purchased	21,566	19,942	1,624	8.1%
Power purchased for pumping	3,603	4,102	(499)	-12.2%
Groundwater production assessment	5,286	5,374	(88)	-1.6%
Power purchased for resale	6,545	6,365	180	2.8%
Supply cost balancing accounts	8,501	6,860	1,641	23.9%
Other operation expenses	13,946	13,924	22	0.2%
Administrative and general expenses	35,196	31,719	3,477	11.0%
Depreciation and amortization	16,724	15,753	971	6.2%
Maintenance	8,568	7,679	889	11.6%
Property and other taxes	6,903	5,973	930	15.6%
ASUS construction expenses	16,801	16,274	527	3.2%
Net loss (gain) on sale of property	2	(15)	17	-113.3%
Total operating expenses	143,641	133,950	9,691	7.2%

OPERATING INCOME	40,301	35,734	4,567	12.8%

OTHER INCOME AND EXPENSES
Interest expense	(11,528)	(10,749)	(779)	7.2%
Interest income	819	502	317	63.1%
Other	(5)	52	(57)	-109.6%
	(10,714)	(10,195)	(519)	5.1%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	29,587	25,539	4,048	15.9%
Income tax expense	12,427	9,096	3,331	36.6%
INCOME FROM CONTINUING OPERATIONS	17,160	16,443	717	4.4%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	305	(12)	317	-2641.7%
NET INCOME	$17,465	$16,431	$1,034	6.3%

Net income for the six months ended June 30, 2010 was $17.5 million, equivalent to $0.94 and $0.93 per common share on a basic and fully diluted basis, respectively, compared to $16.4 million or $0.93 and $0.92 per common share on a basic and fully diluted basis, respectively, for the six months ended June 30, 2009, an increase in net income of 6.3%.

Impacting the comparability in the results of the two periods on a diluted per share basis are the following significant items:

•                  A decrease in the dollar water margin for the Company’s continuing water business of $1.1 million, or $0.04 per share, during the six months ended June 30, 2010, due to the recording of $2.8 million in additional revenues during the second quarter of 2009 related to the CPUC’s approval of the WCMA accounts.  This was partially offset by the margin impact of recording the WRAM, net of MCBA, implemented for Region I’s rate making areas in September 2009. Due to the delay in GSWC’s Regions II and III and the general office rate case discussed further in Regulatory Matters, GSWC’s revenues and supply costs for Regions II and III for the first six months of 2010 have been recorded using 2009 adopted levels pending resolution of this general rate case, which is expected in October 2010.  New rates, once approved by the CPUC, are expected to be retroactive to January 1, 2010.

•                  An increase in the electric margin of $4.0 million, or $0.13 per share, during the six months ended June 30, 2010 compared to the same period of 2009 due primarily to:  (i) increases in rates in November 2009 and January 2010 related to BVES’ general rate case approved by the CPUC; (ii) the CPUC approval in March 2010 for recovery of $958,000 in a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, and (iii) the recording of $680,000 in the BRRAM account implemented in November 2009 to adjust BVES’ 2010 revenues to the base rate revenues approved by the CPUC.

•                  A settlement agreement reached with Mirant Trading resulting in the recording of $1.0 million, or $0.03 per share, in proceeds as a reduction to legal costs in 2009. There was no similar reduction in costs in the same period of 2010.

•                  An increase in other operating expenses (including administrative and general expenses), of $4.6 million at GSWC’s operations, or $0.15 per share, for the first six months of 2010 due to an increase in labor and other related benefits, and an increase in outside services costs as compared to the same period in 2009.  These increases in operating expenses were incurred with no corresponding rate recovery due to the delay in the CPUC’s decision on GSWC’s Regions II, III and the general office rate case.

•                  An increase in pretax operating income for contracted services of $7.4 million, or $0.23 per share, during the six months ended June 30, 2010 due primarily to contract modifications received from the U.S government resolving two requests for equitable adjustment, which increased revenues and pretax operating income by a total of $5.6 million as compared to the same period in 2009.  In addition, there was an increase in new construction projects at ONUS as compared to the same period in 2009.

•                  An increase in interest expense, net of interest income of $462,000, or $0.01 per share, primarily due to an increase in long-term debt. On March 10, 2009, GSWC issued a $40.0 million senior note to CoBank due March 10, 2019. Also, additional interest expense was recorded in the interest rate balancing account approved by the CPUC in July 2009 in the cost of capital proceeding.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision.

•                  An increase in income tax expense during the six months ended June 30, 2010 as compared to the same period in 2009, due primarily to: (i) a tax benefit of $918,000 or $0.05 per share recorded during the first quarter of 2009 resulting from changes in California apportionment laws, which did not recur in 2010, and (ii) an increase in the effective income tax rate (excluding the effects of the tax benefit discussed previously), which negatively impacted earnings by approximately $0.05 per share during the first six months of 2010 primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

•                  An increase in income from discontinued operations of $317,000, or $0.02 per share, representing the operations of CCWC.  Income from discontinued operations includes $395,000, net of tax, in direct legal and consulting costs related to the stock purchase agreement entered into with EPCOR. The improved performance at CCWC was primarily due to rate increases approved by the ACC in October 2009 and a decrease in operating expenses as compared to the first six months of 2009.

•                  A decrease of $0.04 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.15 million shares of AWR’s Common Shares in a public offering completed in May 2009.

Operating Revenues

Water

GSWC’s revenues and supply costs for Regions II and III for the first six months of 2010 have been recorded using 2009 adopted levels pending resolution of the general rate case for these Regions, which is expected in October 2010. For the six months ended June 30, 2010, revenues from continuing water operations increased slightly by $1.4 million to $128.9 million, compared to $127.5 million for the six months ended June 30, 2009.  For the six months ended June 30, 2010, GSWC recorded $3.2 million in additional revenues in Region I’s WRAM which was implemented in September 2009 to adjust consumption levels adopted by the CPUC, partially offset by a decrease in Region I’s actual consumption when compared to 2009.  Overall consumption for continuing water operations decreased 11.6% for the six months ended June 30, 2010 as compared to the same period in 2009. There was also an increase in water revenues of $1.6 million due to surcharges approved by the CPUC in effect to recover under-collections in supply costs.  These increases in water revenues were partially offset by the recording of $2.8 million during the six months ended June 30, 2009 included in the WCMA at each of GSWC’s water regions to track the extraordinary expenses and revenue shortfall associated with conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 until the WRAM was implemented on November 25, 2008 for Regions II and III and through August 31, 2009 for Region I.  In addition, there was a decrease in management fees at GSWC totaling $258,000 earned in 2009 related to a contract with a municipality to provide billing and meter reading services. Effective January 1, 2010, GSWC assigned this service contract with the municipality to ASUS.  These management fees are now earned by ASUS.

Electric

For the six months ended June 30, 2010, revenues from electric operations increased by 29.6% to $18.8 million compared to $14.5 million for the six months ended June 30, 2009 due primarily to electric rate increases effective November 2, 2009 and January 1, 2010.  In addition, as a result of the BRRAM which also went into effect in November 2009,  BVES recorded $680,000 in additional electric revenues primarily due to lower customer usage.  Finally, in March 2010, the CPUC approved for recovery a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation, effective and retroactive from June 4, 2009 to October 31, 2009.  As a result, BVES recorded a regulatory asset of $958,000 and a corresponding increase to revenues for amounts included in this memorandum account.

Contracted Services

Revenues from contracted services are primarily comprised of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the six months ended June 30, 2010, revenues from contracted services increased by $8.6 million, or 30.9%, to $36.2 million compared to $27.7 million for the six months ended June 30, 2009 primarily due to the receipt of contract modifications in connection with two separate requests for equitable adjustment previously filed for inventory price adjustments at Fort Bliss in Texas and Fort Bragg in North Carolina.  These two contract modifications increased revenues and pretax operating income by a combined $5.6 million.

For the six months ended June 30, 2010, management fees increased by $6.5 million to $13.2 million for the six months ended June 30, 2010 as compared to $6.7 million for the six months ended June 30, 2009.  The two requests for equitable adjustment discussed above added $5.6 million of additional management fees.  The request for equitable adjustment related to Fort Bragg provided for retroactive revenues through February 2010 and totaled $3.1 million.  In addition, Fort Bragg received contract modifications to reflect, prospectively, the increased inventory levels discussed above covered under the original contract, which provided for interim increases totaling $145,000 per month beginning March 2010.  This resulted in an additional increase in management fees of $580,000 for the six months ended June 30, 2010.   In addition, there was an increase in management fees totaling $415,000 earned in 2010 and related to a contract with a municipality to provide billing and meter reading services. Effective January 1, 2010, GSWC assigned this service contract with the municipality to ASUS.

There was also an increase in construction revenues of $2.1 million, primarily related to construction activities at Fort Bragg in North Carolina and Fort Jackson in South Carolina, partially offset by decreases in construction revenues at the other military bases.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government may or may not continue in future periods.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 32% of total operating expenses for the six months ended June 30, 2010 and 2009, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the six months ended June 30, 2010 and  2009 (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$128,873	$127,473	$1,400	1.1%
WATER SUPPLY COSTS:
Water purchased (1)	$21,566	$19,942	$1,624	8.1%
Power purchased for pumping (1)	3,603	4,102	(499)	-12.2%
Groundwater production assessment (1)	5,286	5,374	(88)	-1.6%
Water supply cost balancing accounts (1)	6,281	4,798	1,483	30.9%
TOTAL WATER SUPPLY COSTS	$36,736	$34,216	$2,520	7.4%
WATER MARGIN (2)	$92,137	$93,257	$(1,120)	-1.2%
PERCENT MARGIN - WATER	71.5%	73.2%

ELECTRIC OPERATING REVENUES (1)	$18,824	$14,520	$4,304	29.6%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$6,545	$6,365	$180	2.8%
Electric supply cost balancing accounts (1)	2,220	2,062	158	7.7%
TOTAL ELECTRIC SUPPLY COSTS	$8,765	$8,427	$338	4.0%
ELECTRIC MARGIN (2)	$10,059	$6,093	$3,966	65.1%
PERCENT MARGIN - ELECTRIC	53.4%	42.0%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s

Consolidated Statements of Income and totaled $8,501,000 and $6,860,000 for the six months ended June 30, 2010 and 2009, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance expense, or other operating expenses.

GSWC’s supply costs for Regions II and III for the first six months of 2010 have been recorded using 2009 adopted levels pending resolution of the Region II, III and the general office rate case, which is expected in October 2010.  For the six months ended June 30, 2010, 35.9% of GSWC’s water supply mix was purchased as compared to 35.0% purchased for the six months ended June 30, 2009.  However, GSWC implemented the MCBA for all its water regions which eliminates the effects on earnings of changes in the water supply mix prospectively.  The adopted percentage of purchased water for the six months ended June 30, 2010 at Regions I, II and III was 23.6%, 60.9% and 41.0%, respectively, as compared to actual purchased water of 20.8%, 39.4% and 41.4%, respectively, for the six months of 2010.  The improvement in Regions II’s actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account.

Purchased water costs for the six months ended June 30, 2010 increased by 8.1% to $21.6 million as compared to $20.0 million in the same period of 2009.  The increase in purchased water costs was due to higher water rates charged from wholesale suppliers, partially offset by lower customer usage.

For the six months ended June 30, 2010, power purchased for pumping decreased to $3.6 million, compared to $4.1 million for the same period of 2009, due to a decrease in overall customer demand of 11.6%.  Groundwater production assessments were slightly lower due to lower customer demand, partially offset by  increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2009.  In particular, Region II’s average pump tax rates increased by approximately 19%.  The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $1.5 million in the water supply cost balancing account provision during the six months ended June 30, 2010 as compared to the same period in 2009 was primarily caused by a net decrease of $759,000 of under-collections for the six months ended June 30, 2010 (related to Region I) compared to the same period in 2009, and a $1.6 million increase in the amortization of the water supply cost balancing accounts.  This was partially offset by a decrease in the MCBA accounts of $853,000 for the six months ended June 30, 2010 as compared to the same period in 2009.

For the six months ended June 30, 2010, the cost of power purchased for resale to customers in GSWC’s BVES division increased by 2.8% to $6.5 million compared to $6.4 million for the six months ended June 30, 2009 reflecting a higher fixed energy cost under the current purchased power contract.  This was partially offset by lower customer usage of 2.6% over the same period in 2009.  GSWC began receiving power under this purchased power contract on January 1, 2009.   The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $67.85 per MWh during 2010 as compared to $63.75 during 2009.  The increase in the price of purchased power is reflected in the electric supply cost balancing account resulting in no change to the dollar margin for electric services.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the continuing regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the six months ended June 30, 2010 and 2009, other operation expenses by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water Services	$11,179	$11,136	$43	0.4%
Electric Services	1,123	1,191	(68)	-5.7%
Contracted Services	1,644	1,597	47	2.9%
Total other operation expenses	$13,946	$13,924	$22	0.2%

For the six months ended June 30, 2010, other operation expenses for water services increased by $43,000 primarily due to an increase in costs related to water conservation educational materials and supplies of $392,000. This increase was partially offset by: (i) a decrease in outside services costs of $205,000 related to water treatment; (ii) a decrease in labor costs of $133,000, and (iii) a decrease of $11,000 in other miscellaneous operating expenses.

There was a decrease in other operating expenses for electric services primarily due to a $39,000 decrease in bad debt expense and $29,000 in miscellaneous other operating expenses.

Contracted services experienced increases in other operating expenses of $47,000 primarily due to increases of $248,000 in labor costs.  This increase was largely offset by decreases of $190,000 in outsides services and $11,000 in miscellaneous other operating expenses.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the six months ended June 30, 2010 and 2009, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water Services	$25,026	$22,978	$2,048	8.9%
Electric Services	3,818	3,512	306	8.7%
Contracted Services	6,284	5,169	1,115	21.6%
AWR (parent)	68	60	8	13.3%
Total administrative and general expenses	$35,196	$31,719	$3,477	11.0%

For the six months ended June 30, 2010, administrative and general expenses increased by $2.0 million in water services compared to the six months ended June 30, 2009 due primarily to increases in labor costs and other employee benefits of $2.3 million due to higher wages largely related to Registrant’s annual performance-based salary review program and an increase of $834,000 in outside services costs including legal costs incurred in preparation for trial and the finalization of a settlement agreement reached in February 2010 between GSWC and two former officers.  These increases were partially offset by: (i) a decrease in pension expense of $595,000 due to improved pension plan performance during 2009; (ii) a decrease in supplies and miscellaneous equipment expenses of $185,000 and, (iii) a decrease of $306,000 in miscellaneous other administrative and general expenses.

For the six months ended June 30, 2010, administrative and general expenses increased by $306,000 in electric services compared to the six months ended June 30, 2009 due primarily to the recording in 2009 of $1.0 million of proceeds received from Mirant Trading in connection with a settlement agreement reached in May 2009.  The amount received from Mirant Trading went towards reducing previously incurred legal costs.  There was also an increase of $318,000 in allocation of costs from the corporate headquarters to BVES and a $23,000 increase in labor costs and employee related benefits as discussed above in water services.  These increases were partially offset by a decrease in consulting costs due to costs incurred in 2009 related to the BVES rate case and new purchased power contract.

There was an increase of $1.1 million in contracted services administrative and general expenses due primarily to: (i) an increase of $501,000 in labor costs and related employee benefits due to higher wages pursuant to the company’s annual performance-based salary review program and an increase in  the number of employees; (ii) a $286,000 increase in allocation of costs from the corporate headquarters to ASUS; (iii) a $78,000 increase in outside services and, (iv) a $250,000 increase in miscellaneous other administrative and general expenses.

Depreciation and Amortization

For the six months ended June 30, 2010 and 2009, depreciation and amortization by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water Services	$15,243	$14,305	$938	6.6%
Electric Services	1,120	1,129	(9)	-0.8%
Contracted Services	361	319	42	13.2%
Total depreciation and amortization	$16,724	$15,753	$971	6.2%

For the six months ended June 30, 2010, depreciation and amortization expense for water and electric services increased by $929,000 to $16.4 million compared to $15.4 million for the six months ended June 30, 2009 reflecting, among other things, the approximately $82.8 million of additions to utility plant during 2009, depreciation on which began in January 2010.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its continuing regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the appropriate regulatory agency will be recovered through water and electric rates.

There was also an increase in depreciation and amortization expense for contracted services due primarily to the addition of fixed assets.

Maintenance

For the six months ended June 30, 2010 and 2009, maintenance expense by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water Services	$7,204	$5,674	$1,530	27.0%
Electric Services	395	364	31	8.5%
Contracted Services	969	1,641	(672)	-41.0%
Total maintenance	$8,568	$7,679	$889	11.6%

For the six months ended June 30, 2010, maintenance expense for water services increased by $1.5 million to $7.2 million compared to $5.7 million for the six months ended June 30, 2009 due principally to an increase in planned maintenance on GSWC’s wells, water supply and distribution facilities, particularly in Regions I and III.

There was an increase of $31,000 in maintenance expenses for electric services related to the 8.4 MW natural gas-fueled generation plant.

For the six months ended June 30, 2010, maintenance expense for contracted services decreased by $672,000 due to lower labor and outside services costs.  Internal labor activity for 2010 was focused more on operations related work and less on maintenance activity, while in 2009 there was a higher level of maintenance related activity that was required.

Property and Other Taxes

For the six months ended June 30, 2010 and 2009, property and other taxes by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water Services	$5,733	$4,998	$735	14.7%
Electric Services	428	369	59	16.0%
Contracted Services	742	606	136	22.4%
Total property and other taxes	$6,903	$5,973	$930	15.6%

For the six months ended June 30, 2010, property and other taxes for water and electric services increased by $794,000 due in part to a tax refund of $488,000 recorded in the second quarter of 2009 resulting from lower reassessed property values from an examination.  There was also an increase in payroll taxes due to increased labor costs.

Property and other taxes were higher in contracted services due primarily to an increase in gross receipts taxes of $182,000 at ONUS.  This increase was due primarily to the $3.1 million in management fees approved in the request for equitable adjustment recorded in the first quarter of 2010.

ASUS Construction Expenses

For the six months ended June 30, 2010 construction expenses were $16.8 million, increasing $527,000 compared to the same period in 2009, due primarily to new construction projects at Fort Bragg and Fort Jackson totaling $7.9 million.  These increases were partially offset by a decrease of $7.4 million in construction expense at the other military bases.

Interest Expense

For the six months ended June 30, 2010 and 2009, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water and Electric Services	$11,332	$10,420	$912	8.8%
Contracted Services	141	192	(51)	-26.6%
AWR (parent)	55	137	(82)	-59.9%
Total interest expense	$11,528	$10,749	$779	7.2%

Overall, interest expense increased in 2010 reflecting an increase in long-term debt. On March 10, 2009, GSWC issued a senior note in the amount of $40.0 million to CoBank due March 10, 2019.  In addition, a decision issued in July 2009 in the GSWC cost of capital proceeding authorized an interest rate balancing account to track interest costs of new debt.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision. This difference totaled $318,000 for the six months ended June 30, 2010 and was included in the balancing account, increasing interest expense. These increases were partially offset by lower short term borrowings.  Average bank loan balances outstanding under the AWR credit facility for the six months ended June 30, 2010 were approximately $25 million, as compared to an average of $52 million during the same period of 2009.

Interest Income

For the six months ended June 30, 2010 and 2009, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water and Electric Services	$306	$496	$(190)	-38.3%
Contracted Services	510	3	507	16900.0%
AWR (parent)	3	3	—	0.0%
Total interest income	$819	$502	$317	63.1%

Interest income increased by $317,000 for the six months ended June 30, 2010 due primarily to the recording of $510,000 in interest income in connection with the Fort Bliss inventory price adjustment  due to a contract modification issued by the U.S. government in March 2010.  This was partially offset by interest income recorded in 2009 related to a property tax refund resulting from lower reassessed property values.

Income Tax Expense

For the six months ended June 30, 2010 and 2009, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2010	6/30/2009	CHANGE	CHANGE
Water and Electric Services	$8,538	$9,479	$(941)	-9.9%
Contracted Services	3,782	687	3,095	450.5%
AWR (parent)	107	(1,070)	1,177	-110.0%
Total income tax expense	$12,427	$9,096	$3,331	36.6%

For the six months ended June 30, 2010, income tax expense for water and electric services decreased by 9.9% to $8.5 million compared to $9.5 million for the six months ended June 30, 2009 due primarily to a decrease in pretax income.  The effective tax rate (“ETR”) for water and electric services for the six months ended June 30, 2010 was 42.9% as compared to a 39.8% ETR applicable to the six months ended June 30, 2009.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services increased to $3.8 million compared to $687,000 for the six months ended June 30, 2009 due primarily to an increase in pretax income.  The ETR for contracted services for the six months ended June 30, 2010 was 38.5% as compared to a 36.3% ETR applicable to the six months ended June 30, 2009.

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  For the six months ended June 30, 2009, the taxes recorded at AWR (parent) also include the effect of changes in California law relating to state unitary tax principles during the first quarter of 2009.  Management intends to elect, commencing with the 2011 tax year, an alternative apportionment method made available by tax law changes in 2009.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, and refined certain related estimates.  This resulted in the recording of a benefit of approximately $918,000, or $0.05 per share, during the first quarter of 2009. While the effect of the tax law changes will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.  The consolidated ETR for the six months ended June 30, 2009 was approximately 35.6%.  Absent this tax benefit, the consolidated ETR for the six months ended June 30, 2009 would have been 39.2%.

Income (Loss) from Discontinued Operations

As discussed in the quarterly results, on June 7, 2010, AWR entered into a stock purchase agreement with EPCOR (USA) Inc. to sell all the common shares of CCWC for a total purchase price of $35 million, including the assumption of approximately $6 million of long-term debt.  Accordingly, the results of CCWC have been reported in discontinued operations.

For the six months ended June 30, 2010, income from discontinued operations of $305,000 includes $395,000 (net of tax) of legal and consulting costs related to the CCWC sale transaction.  Excluding these transaction costs, CCWC’s results improved by $712,000 as compared to 2009 due primarily to higher water rates implemented in October 2009 as a result of the approval by the ACC of CCWC’s general rate case, and a decrease in operating expenses as compared to the same period in 2009 primarily due to:  (i) lower outside services and regulatory expenses in 2010 due to the finalization of the general rate case in October 2009; (ii) lower water treatment and other operation costs, and (iii) lower maintenance costs.

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

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that AWR no longer has access to the capital markets at reasonable terms, Registrant has access to a revolving credit facility that is currently utilized to support operations.  On May 27, 2010, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement in order to extend the syndicated credit facility to May 27, 2013 from June 3, 2010.  The maximum amount that may be borrowed under this facility was amended from $115 million to $100 million.  Registrant may, under the terms of the Amended and Restated Credit Agreement, elect to increase the aggregate bank commitments by up to $40 million.  The aggregate effective amount that may be outstanding under letters of credit has been increased to $25 million from $20 million.  The rates (spreads to LIBOR) at which the Company may borrow under this facility have been increased due to market conditions and the lenders have consented to modifications to certain of the covenants in the Amended and Restated Credit Agreement requested by the Company.  As of June 30, 2010, an aggregate of $40.2 million in cash borrowings were included in current liabilities and $11.1 million of letters of credit were outstanding under this facility.  As of June 30, 2010, AWR had $48.7 million available to borrow under the credit facility.

In addition, AWR filed a Registration Statement on August 10, 2009 with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of June 30, 2010, $115.0 million was available for issuance under this Registration Statement.

On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR (USA) Inc. to sell all the common shares of CCWC for a total purchase price of $35 million, including the assumption of approximately $6 million of long-term debt.  Approximately $29 million in cash will be paid to AWR at closing.  Proceeds from the sale of CCWC may allow AWR to defer issuing equity to fund operations and capital expenditures.

In July 2010, Standard & Poor’s Ratings Services (“S&P”) upgraded its corporate credit rating on AWR and GSWC from ‘A’ positive to ‘A+’ stable.  S&P debt ratings range from AAA (highest rating possible) to D

(obligation is in default).  Securities ratings are not recommendations to buy, sell, or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and an “A+ Stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case Registrant may choose to temporarily reduce its capital spending.  We expect to fund capital expenditures during 2010 primarily through internally generated cash, short-term borrowings, and advances and contributions from developers.  Registrant’s capital expenditures for 2010 are estimated at approximately $85 - $90 million.

AWR has paid common dividends for over 75 consecutive years.  On July 27, 2010, AWR declared a regular quarterly dividend of $0.26 per Common Share. The dividend, totaling approximately $5.0 million, will be paid on September 1, 2010 to common shareholders of record at the close of business on August 9, 2010. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

Cash Flows from Operating Activities:

Registrant’s future cash flows from operating activities will be affected by utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; and required cash contributions  to pension and post-retirement plans.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure, timely redetermination of prices and requests for equitable adjustments of prices and timely collection of payments from the U.S. government.

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. As previously discussed, AWR has access to a $100 million revolving credit facility that is currently utilized to support operations.  Registrant may continue to seek access to debt and equity capital markets to meet future operating requirements and capital expenditure requirements.  There can be no assurance that Registrant will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in the regulatory environments and changes in economic conditions.

Registrant also obtains cash from non-operating sources such as customer advances for and contributions in aid of construction, discussed below in financing activities.

Net cash provided by operating activities was $29.5 million for the six months ended June 30, 2010 as compared to $39.1 million for the six months ended June 30, 2009.  The overall decrease of $9.6 million was primarily attributable to an 11.6% decrease in water consumption at Registrant’s continuing water operations as compared to the first six months of 2009.  The reduction in water usage reduces cash flow from operating activities and increases the need for short-term bank borrowings.  As a result, the increase in other regulatory assets includes the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC. Surcharges have been implemented in 2010 and are expected to be in place through 2011 to recover the revenue shortfall tracked in the WRAM.  This was partially offset by improved performance for the Military Utility Privatization Subsidiaries for the first six months of 2010, resulting in a $4.3 million increase in ASUS’ cash flows from operating activities.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures at GSWC, were $38.3 million for the six months ended June 30, 2010 as compared to $36.9 million for the same period in 2009.

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

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the issuance of Common Shares and long-term debt; (ii) the repayments of long-term debt and notes payable to banks, primarily through its wholly owned subsidiary, GSWC; (iii) proceeds from stock option exercises, and (iv) the payment of dividends on Common Shares.  In order to finance new infrastructure, Registrant also receives customer advances for and contributions in aid of construction (net of refunds).   Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash provided by financing activities was $14.1 million for the six months ended June 30, 2010 as compared to $282,000 for the same period in 2009.  During the six months ended June 30, 2010, Registrant increased short-term borrowings by $22.8 million on its revolving credit facility and paid $9.7 million in dividends on Common Shares.  During the six months ended June 30, 2009, Registrant received net proceeds of $34.9 million from the issuance of Common Shares and $39.8 million from the issuance of long-term debt.  During the six months ended June 30, 2009, Registrant also paid down short term borrowings by $63.9 million and paid $8.7 million in dividends on Common Shares.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of June 30, 2010, GSWC had $100 million available for issuance of debt or equity securities under a Registration Statement filed with the SEC.

GSWC relies on external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  On May 26, 2010, the Board of Directors approved the issuance of eight additional GSWC Common Shares to AWR for $20.0 million.  Proceeds from the issuance were used to pay down GSWC’s intercompany borrowings due to AWR.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable generally at rates ranging from 10% to 22% of the revenues received from the installation for which funds were advanced or in equal annual installments, and are generally paid over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $21.0 million for the six months ended June 30, 2010 as compared to $33.7 million for the same period in 2009.  This decrease is due primarily to lower water consumption of approximately 11.6% as compared to 2009’s actual consumption.  The reduction in water usage reduces cash flow from operating activities and increases the need for short-term bank borrowings.  As a result, the increase in other regulatory assets includes the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC.  Surcharges have been implemented in 2010 and are expected to be in place through 2011 to recover the revenue shortfall tracked in the WRAM.   The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities were $37.4 million for the six months ended June 30, 2010 as compared to $36.0 million for the same period in 2009. This is consistent with Registrant’s capital investment plan of approximately $80 - $85 million primarily for upgrades to its water supply and distribution facilities as well as costs for computer software and implementation.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $15.4 million for the six months ended June 30, 2010 as compared to $2.3 million for the same period in 2009.  The increase in net cash provided by financing activities was primarily due to the issuance of eight additional shares of GSWC Common Shares to AWR for $20.0 million.  Proceeds from the issuance were used to pay down GSWC’s intercompany borrowings due to AWR.  During the six months ended June 30, 2010, GSWC also paid dividends of $9.6 million to AWR.  During the same period in 2009, GSWC received net proceeds of $39.8 million from the issuance of long-term debt.  A portion of the proceeds were used to pay down inter-company borrowings.  GSWC also paid dividends of $19.4 million during the six months ended June 30, 2009.

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

In October 2009, the CPUC issued a final decision regarding the BVES general rate case.  This decision provided for an incremental annual increase of $1.2 million for 2010, rates for which went into effect on January 1, 2010 at BVES.  In addition, in June 2009, the CPUC had authorized BVES to track the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, effective and retroactive from June 4, 2009 to October 31, 2009 (the date when the 2007 costs were incorporated into BVES’ rates).  The amount in this memorandum account totaled approximately $958,000 as of October 31, 2009 (the date when the 2007 costs were incorporated into BVES’ rates). In March 2010, the CPUC approved for recovery this memorandum account through a surcharge over a 24-month period effective May 1, 2010.  Accordingly, during the first quarter of 2010, GSWC recorded a regulatory asset and a corresponding increase to revenues for amounts included in this memorandum account.  The balance in this memorandum account included in regulatory assets totaled $925,000 as of June 30, 2010.  BVES will be entitled to another rate increase in 2010 when the CPUC issues its final decision in the Region II, Region III and general office rate case to the extent that the general office allocation to BVES increases.

Rate increases in 2009:

GSWC

In January 2009, the CPUC approved escalation/attrition year rate increases for all three GSWC water ratemaking areas effective January 1, 2009.  The authorized rate increases provided GSWC with additional annual revenues of approximately $256,000 for Region I, approximately $5.1 million for Region II, representing the third year of a three-year rate case increase approved by the CPUC in 2007, and approximately $4.0 million for Region III in 2009. These estimates of additional revenues were based upon normalized sales levels approved by the CPUC, effective January 1, 2009.

The CPUC also issued its final decision in the cost of capital proceeding in June 2009.  In that decision, the CPUC authorized a 10.2% return on equity and a corresponding return on rate base of 8.9% to be implemented into rates for all GSWC water ratemaking areas.  Implementation of the cost of capital decision resulted in a net annual increase in revenues of approximately $670,000.  In the final cost of capital decision, the CPUC also authorized an interest rate balancing account to track interest costs of new debt.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision.

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

In June 2008, GSWC’s BVES division filed its general rate case with the CPUC’s electric division. On October 15, 2009, the CPUC issued a final decision regarding the BVES general rate case.  The decision authorized a return on equity of 10.5% with a corresponding return on rate base of 9.15%.  The incremental annual revenue increases approved in the decision were $4.8 million for 2009, $1.2 million for 2010, $0.2 million for 2011 and $0.2 million in 2012.  All increases are prospective.  Based on the decision, BVES is also allowed to establish a Base Revenue Requirement Adjustment Mechanism to decouple revenue from usage.

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

CCWC

CCWC filed a rate case with the ACC in August 2004 for its water system in Fountain Hills, Arizona.  In September 2005, the ACC approved a rate increase for CCWC. After appealing the ACC’s decision on various grounds, in July 2008, the ACC rendered another decision increasing CCWC’s annual revenues by only $12,000.   Once again, CCWC appealed the decision. In June 2010, the Court of Appeals rendered a decision which was adverse to CCWC’s claim.  CCWC has no intention of appealing this latest decision.

CCWC filed a rate case during the fourth quarter of 2007, requesting rate increases of approximately $2.9 million.  On October 8, 2009, the ACC issued a final decision approving a rate increase for CCWC, which was effective on October 15, 2009 and is expected to generate additional annual revenues of approximately $1.7 million, a 23% increase over current revenues.  In addition, despite its previous rulings, the ACC also ordered CCWC to treat the entire gain of $1,520,000 from a settlement agreement with the Fountain Hills Sanitary District (“FHSD”) as a reduction to rate base.   As a result, CCWC recognized a loss of $760,000, or $0.02 per share, during the third quarter of 2009, which effectively reversed the original gain recorded in 2005.  In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.   The ACC granted CCWC’s request to hold a rehearing on the issues.  On January 27, 2010, a procedural conference was held with the judge and the staff of the ACC involved in the rate case to address a schedule for the rehearing. The rehearing was held in April 2010 and a final decision by the ACC is expected later this year.   At this time, management is unable to predict the outcome of this matter.

As of June 30, 2010, CCWC has $3.3 million of goodwill which may be at risk for potential impairment if the ACC does not approve the sale with EPCOR and future requested rate increases are not granted or further delayed by the ACC.

Pending Rate Requests

GSWC

GSWC filed its general rate case for Region I on January 4, 2010.  The new rates are to be effective for 2011 and 2012.  GSWC requested an increase in rates which, if approved as filed, are expected to generate approximately $57.1 million in annual revenues in 2011 and $58.3 million in 2012.

In January 2008, the CPUC approved Region I’s general rate case (“GRC”) effective for years 2008, 2009, and 2010.  On March 3, 2008, the CPUC’s Division of Ratepayer Advocates (“DRA”) filed an application for rehearing of this decision on various legal grounds.  As permitted by the CPUC, GSWC filed a response to DRA’s application.  In September 2008, the CPUC granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  The project is currently in rate base and the earnings have been included in rates since January 1, 2008.  If DRA prevails, GSWC may be required to write off the costs incurred to date and also refund amounts collected from customers since January 1, 2008. At this time, management cannot predict the final outcome of the CPUC’s decision on this matter.  The final resolution of this issue is expected in October 2010 as part of the CPUC’s final decision in the Regions II and III and the general office rate case, further discussed below.

GSWC filed its general rate case for Regions II and III plus the general office on July 1, 2008 for rates effective for years 2010, 2011 and 2012.  In January 2010, the CPUC approved interim rates for GSWC’s Region II and Region III water ratemaking areas effective January 1, 2010, pending a final decision on the general rate case.  While the increase for interim rates was zero percent, it is important to establish the effective date so that new rates, once approved by the CPUC, will be retroactive to January 1, 2010.  On January 29, 2010, the CPUC issued a ruling revising the scoping memo and reopening the general rate case proceeding to receive supplemental information and testimony on a number of issues including cost allocation, pension and benefit calculations, general office rent expense, equity adjustments, costs regarding the La Serena Plant Improvement Project, and deferred rate case costs (further discussed below).  GSWC has provided additional information and testimony regarding these issues to the CPUC.  A final decision is expected in October 2010.  At this time, management cannot predict the outcome of the final decision.

Included in GSWC’s other regulatory assets are deferred rate case costs totaling $3.4 million. These are direct costs consisting primarily of outside consulting services, which are incurred in connection with the preparation and processing of a GRC. Historically, GSWC has deferred these costs as a regulatory asset which are then recovered in rates and amortized over the term of a rate case cycle once the new rates go into effect.  In the current GRC for Regions II and III and the general office, DRA has challenged GSWC’s historical practice of deferring these costs with subsequent recovery upon the effective date of the new rates.  Instead, DRA believes that rate case costs should be projected for future periods and recovered prospectively.  Management believes that DRA’s rationale and recommendations are inconsistent with GSWC’s historical practice of deferring and recovering rate case expenses associated with the current GRC.  These practices have not been challenged by the CPUC in prior rate cases.  If DRA prevails, GSWC may be required to write off approximately $2.1 million as of June 30, 2010 related to the current rate case.  Resolution of this matter is expected in October 2010 as part of the final decision on the Regions II and III and the general office rate case.

In August 2009, GSWC filed an application with the CPUC requesting authorization to implement corrective measures to address water quality problems in its Bay Point water system.  These corrective measures include: (i) retiring an existing water treatment plant and purchasing total system demand from Contra Costa Water District (“CCWD”); (ii) entering into an asset lease agreement with CCWD for 4.4 million gallons per day of treated water for a one-time lease price of $4.7 million; (iii) recovering costs associated with the purchase of additional treated water to replace purchased raw water due to contamination; and (iv) amending tariffs to appropriately charge GSWC’s Bay Point customers for the cost of the asset lease agreement with CCWD.  On February 17, 2010 GSWC and DRA filed a motion to approve a Settlement Agreement resolving all issues in the application.  Hearings were held on March 1, 2010.  In part, the Settlement Agreement recommends approval of  (i) retiring an existing water treatment plant and purchasing total system demand from CCWD; (ii) entering into an asset lease agreement with CCWD for 4.4 million gallons per day of treated water for a one-time lease price of $4.7 million; (iii) recovering costs associated with the purchase of additional treated water to replace purchased raw water due to contamination; and (iv) amending tariffs to appropriately charge GSWC’s Bay Point customers for the cost of the asset lease agreement with CCWD.   On June 24, 2010, the CPUC issued a decision conditionally approving the asset lease agreement with CCWD and deferring the ratemaking considerations to the pending Region I general rate case.

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

Conservation Rate Design and Revenue Adjustment Mechanisms

In accordance with the CPUC’s administrative processing rules, GSWC implemented tiered increasing block rates and began recording in the WRAM accounts the difference between what is billed to its regulated customers and that which is authorized by the CPUC. GSWC provided customers with conservation rate notices as a bill insert and explained to them the impact of conservation rates on customers’ bills.  Conservation rate changes became effective in Regions II and III in November 2008 and in Region I in September 2009.

In March 2010, GSWC filed a tier one advice letter with the CPUC for recovery of the Regions II and III WRAM, net of the MCBA and supply cost balancing accounts, of $18.3 million.  A surcharge was put in place in March 2010 which is expected to recover the amounts accumulated in Regions II and III’s WRAM, net of MCBA and supply cost balancing accounts, as of December 31, 2009.  In April and May of 2010, surcharges were put in place in Region I’s rate making areas to recover $2.1 million of the $2.8 million net regulatory asset balance as of December 31, 2009.  Going forward, GSWC will seek recovery of its WRAM, net of MCBA, on an annual basis.  As of June 30, 2010, GSWC has a net aggregated regulatory asset of $29.6 million which is comprised of a $37.3 million under-collection in the WRAM accounts and $7.7 million over-collection in the MCBA accounts.

CPUC Subpoena

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used by GSWC for numerous construction projects estimated to total $24.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout all of its Regions regarding the granting or awarding of construction contracts or jobs.  GSWC is currently responding to data requests submitted by the CPUC including recent data requests which asked for information prior to 1994.  Should the CPUC investigation result in a proposed disallowance of certain previously capitalized costs, such costs, and potentially any return earned on such costs, may be required to be refunded to the customers upon settlement of the proposed disallowance, if any, resulting in a charge to operating income.  In addition to the disallowance of previously capitalized costs, the CPUC may seek to recover amounts previously recovered in rates relating to such costs and also has the authority to assess fines and penalties.  Management is unable to predict whether and the extent to which the CPUC may disallow such capitalized costs, seek recovery of previously paid rates or assess fines and penalties.  However, any such disallowance, refunds to customers and/or assessment, if imposed could have a material adverse effect on AWR and GSWC.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff and has provided responsive materials, including but not limited to, materials that are relevant to CCWC. Although the ACC has issued a decision in the CCWC general rate case, it has held the docket open pending resolution of the staff’s review of the CPUC subpoena documents.  In the first quarter of 2010, the ACC staff issued a report recommending that proper controls be established in CCWC’s procurement policies and procedures, and that status reports of the CPUC’s investigation and resolution be filed with the ACC periodically. The staff’s report did not result in any financial impact to CCWC.  The ACC will still need to act on the staff’s recommendations.  Management cannot predict the outcome of the ACC’s final decision on this matter.

Bear Valley Electric Service

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. At this time, management does not believe interim targets for the 2010 year will be met.  However, BVES expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of June 30, 2010.  BVES is continuing its efforts to procure renewable resources.  In November 2009, GSWC entered into a ten-year contract to purchase renewable energy created from landfill gas.  The contract is subject to CPUC approval.  If approved, the contract will provide up to three megawatts for ten years at a fixed price of $110.0 per MWh.  In November 2009, GSWC also entered into a ten-year contract to purchase biogas to power BVES’s gas-fueled 8.4 MW generation facility.  This contract is also subject to CPUC approval.

Catastrophic Event Memorandum Account

In January 2010, the City of Big Bear Lake and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged many BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to many BVES customers.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  In February 2010, GSWC informed the CPUC it will track these costs in a Catastrophic Event Memorandum Account (“CEMA”).  Once all work resulting from these storms is completed, GSWC intends to file an advice letter with the CPUC for recovery of these costs through a surcharge.  At this time, BVES estimates that the storm damage costs will be approximately $450,000.  This estimate includes BVES labor, outside services assistance, equipment, materials, facilities damages and related snow removal services.  We believe these incremental costs will be approved by the CPUC for recovery through the CEMA.  As of June 30, 2010, approximately $403,000 has been incurred as a result of the storms and has been included in the CEMA account as a regulatory asset.  Management believes this amount is probable of future recovery.

Disposition of Chaparral City Water Company

On June 7, 2010, the Company entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the ACC.  In July 2010, the Company filed for approval of the transaction with the ACC.  Regulatory approval is anticipated to be received in 2011.

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

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Water Supply” section of the Registrant’s Form 10-K for the year ended December 31, 2009 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2009.

State Water Project

Water supplies available to the Metropolitan Water District of Southern California (“MWD”) through the State Water Project (“SWP”) have historically varied from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its constituents.

A key link in the SWP is the Sacramento/San Joaquin River Delta adjacent to the San Francisco Bay (“Delta”).  The fresh water pathway through the Delta is supported by earthen levees, and the reliability of those levees has been called into question based on post hurricane Katrina assessments by various federal, state and local agencies.  A significant failure of the Delta levee system would substantially interfere with water exports, thus potentially disrupting the water supply available to GSWC from northern California via MWD.  In light of these risks, the state Department of Water Resources (“DWR”) and the Governor convened a series of interdisciplinary task forces to develop proposals to preserve the environmental viability of the Delta and safeguard the water supply.  A series of legislative actions were approved in 2009 to address the overall needs of the Delta.  A key component of the legislation includes a bond package which must be approved by voters in California.  GSWC is unable to predict the outcome or success of the bond package to implement the legislative initiatives.  GSWC continues to participate in and monitor developments related to the Delta and efforts to craft a workable solution to the risks presented by reliance on the Delta for water supply conveyance to southern California.

Every year, DWR establishes the SWP allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels and reservoir levels.  The percent allocation given to state contractors can vary throughout the year as weather and other factors change.  DWR initially established an estimate of delivery of 5% of delivery requests for 2010.  In February 2010, DWR announced an increase in this allocation to 15% of delivery requests.  In June 2010, DWR increased the allocation to 50%.  In 2009, the SWP delivered 40% of contractor requests.

Colorado River

On October 17, 2003, the federal government, acting through the United States Bureau of Reclamation in its capacity as Colorado River watermaster, the State of California, and four Southern California water agencies, including MWD, reached an agreement, known as the Quantification Settlement Agreement (“QSA”).  The QSA allocates California’s annual 4.4 million acre-feet (“MAF”) share of the Colorado River among those agencies and provides the framework for accounting and transfers among them. Under the QSA, MWD will continue to have access to its base allotment of Colorado River water each year, as well as excess Colorado River water until October 2016, and up to 1.6 MAF of additional water that the Imperial Irrigation District proposes to conserve and sell to the state for use by MWD members.  The QSA has been subject to ongoing litigation.  A trial court has ruled that the QSA is invalid to the extent that it relies upon an unconditional appropriation from the State of California to fund environmental mitigation.  MWD and the other Southern California water agencies intend to appeal.  There is no expected disruption in water supplies while the case awaits resolution of the appeal.

Wholesale Water Supplier Responses

Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.  However, in light of pressure on all of its sources of imported water, MWD adopted a Water Supply Allocation Plan (“the Plan”) on February 12, 2008.  MWD implemented the Plan effective July 1, 2009 requiring a regional reduction in delivery of 10%.  The Plan is continuing effective July 1, 2010.  GSWC had also implemented mandatory and voluntary actions in areas relying on MWD as a supply, and met the required reduction for the 2010 water year.  As a result, GSWC has moved to voluntary actions in all MWD service areas.  MWD has declared restrictions on water availability for groundwater replenishment and other supply programs.  MWD has announced a rate increase of 7.5% beginning January 2011, with another increase of 7.5% for 2012.  Increases in prices from wholesalers such as MWD flow through the modified cost balancing account for GSWC.

The Contra Costa Water District (“CCWD”), which also relies on water flow through the Delta, also announced plans for mandatory water allocations and restrictions in 2009.  GSWC purchases water from the CCWD for use in its Bay Point service territory.  GSWC has implemented mandatory and voluntary actions in this area similar to those by CCWD.  GSWC continues to work closely with CCWD to ensure continued supply to customers in its Bay Point service territory through implementation of mandatory water conservation activities.  Effective May 1, 2010, CCWD terminated their mandatory allocations as did GSWC.

GSWC is closely monitoring developments and working with its water suppliers to safeguard the supply and evaluate potential emergency responses to prolonged reduction in imported supplies.

Agreement with Cadiz Inc.

In June 2010, GSWC signed an agreement with Cadiz Inc. to proceed with the Cadiz Water Conservation & Storage Project (“Cadiz Project”) and participate in the Cadiz Project’s environmental review. GSWC will also commit funds to the environmental review and has committed to the goal of a general “environmental benefit” for the operation of the project. Under the terms of the agreement, GSWC has the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula once the environmental review is complete. In addition, GSWC has the option to acquire storage rights in the Cadiz Project to allow GSWC to manage the supply as part of its overall water supply portfolio. Cadiz Inc, is a publicly-held renewable resources company that owns 70 square miles of property with significant water resources and clean energy potential in eastern San Bernardino County, California.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk primarily relating to changes in the market price of electricity and the potential impact of financial market turmoil. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the second quarter of 2010.  The following table provides information about repurchases of common shares by AWR during the second quarter of 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
April 1 - 30, 2010	40		$38.42	—	NA
May 1 – 31, 2010	23,881		$34.28	—	NA
June 1 - 30, 2010	11,515		$32.81	—	NA
Total	35,436	(2)	$34.25	—	NA	(3)

(1)          None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          Of the amounts presented, 35,250 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) plan.  The remainder of the Common Shares was acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)          None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

(a)          On July 27, 2010, the Board of Directors of AWR declared a regular quarterly dividend of $0.26 per Common Share. The dividend will be paid on September 1, 2010 to shareholders of record as of the close of business on August 9, 2010.

(b)         There have been no material changes during the second quarter of 2010 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.  The annual meeting of shareholders was held on May 27, 2010. The voting results were disclosed in a Form 8-K filed with the SEC on June 2, 2010.

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

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	August 6, 2010