Form 10-Q
period 2010-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2010-11-09
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

or

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

As of November 8, 2010, the number of Common Shares outstanding, of American States Water Company was 18,620,355 shares. As of November 8, 2010, all of the 142 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

We caution you that any forward-looking statements made by us are not guarantees of future performance and that actual results  may differ materially from those currently anticipated in such statements, by reason of factors such as: changes in utility regulation; recovery of regulatory assets not yet included in rates; future economic conditions which affect changes in customer demand and changes in water and energy supply costs; changes in pension and post-retirement benefit plan costs; future climatic conditions; delays in customer payments or price redeterminations and/or equitable adjustments on contracts executed by ASUS and its subsidiaries; potential assessments for failure to meet interim targets for the purchase of renewable energy; fines, penalties or disallowance of costs by state regulatory commissions or by the federal government; termination of contracts and suspension or debarment for a period of time from contracting with the federal government due to violations of federal law and regulations in connection with military utility privatization activities; and legislative, legal proceedings, regulatory and other circumstances affecting anticipated revenues and costs.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	September 30, 2010	December 31, 2009
Property, Plant and Equipment
Regulated utility plant, at cost	$1,223,760	$1,171,618
Non utility property, at cost	5,601	4,532
Total	1,229,361	1,176,150
Less - Accumulated depreciation	(377,310)	(354,123)
Net property, plant and equipment	852,051	822,027

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	10,920	10,989
Total other property and investments	12,036	12,105

Current Assets
Cash and cash equivalents	7,692	1,557
Accounts receivable — customers (less allowance for doubtful accounts of $633 in 2010 and $657 in 2009)	20,517	16,193
Unbilled revenue	23,582	17,835
Receivable from the U.S. government (less allowance for doubtful accounts of $43 in 2010 and $67 in 2009)	6,640	4,245
Other accounts receivable (less allowance for doubtful accounts of $280 in 2010 and $434 in 2009)	6,087	8,334
Income tax receivables and prepaids	16,019	4,159
Materials and supplies, at average cost	2,104	1,895
Regulatory assets — current	20,757	12,267
Prepayments and other current assets	2,211	3,165
Costs and estimated earnings in excess of billings on uncompleted contracts	34,646	19,766
Deferred income taxes — current	5,680	5,307
Assets of discontinued operations (Note 10)	50,782	50,177
Total current assets	196,717	144,900

Regulatory and Other Assets
Regulatory assets	110,994	110,420
Other accounts receivable	6,021	5,717
Costs and estimated earnings in excess of billings on uncompleted contracts	6,499	7,933
Deferred income taxes	94	220
Other	7,017	9,971
Total regulatory and other assets	130,625	134,261

Total Assets	$1,191,429	$1,113,293

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	September 30, 2010	December 31, 2009
Capitalization
Common shares, no par value, no stated value	$226,169	$223,066
Earnings reinvested in the business	145,937	136,364
Total common shareholders’ equity	372,106	359,430
Long-term debt	299,902	300,221
Total capitalization	672,008	659,651

Current Liabilities
Notes payable to banks	57,200	17,400
Long-term debt — current	372	365
Accounts payable	43,388	33,746
Income taxes payable	333	72
Accrued employee expenses	8,019	7,262
Accrued interest	5,251	3,263
Regulatory liabilities - current	—	113
Unrealized loss on purchased power contracts	11,361	7,338
Billings in excess of costs and estimated earnings on uncompleted contracts	14,212	6,315
Other	21,643	23,047
Liabilities of discontinued operations (Note 10)	27,612	27,006
Total current liabilities	189,391	125,927

Other Credits
Advances for construction	78,502	79,443
Contributions in aid of construction — net	94,214	91,519
Deferred income taxes	99,220	94,341
Unamortized investment tax credits	2,086	2,154
Accrued pension and other postretirement benefits	36,759	40,158
Billings in excess of costs and estimated earnings on uncompleted contracts	10,534	11,580
Other	8,715	8,520
Total other credits	330,030	327,715

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,191,429	$1,113,293

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2010	2009
Operating Revenues
Water	$82,634	$76,121
Electric	7,917	6,563
Contracted services	20,749	16,641
Total operating revenues	111,300	99,325

Operating Expenses
Water purchased	15,693	13,822
Power purchased for pumping	3,459	3,131
Groundwater production assessment	3,311	3,247
Power purchased for resale	2,950	2,793
Supply cost balancing accounts	6,219	4,806
Other operation expenses	7,788	7,494
Administrative and general expenses	26,282	16,806
Depreciation and amortization	8,397	7,890
Maintenance	4,314	3,893
Property and other taxes	3,566	3,509
ASUS construction expenses	12,424	9,266
Total operating expenses	94,403	76,657

Operating Income	16,897	22,668

Other Income and Expenses
Interest expense	(4,963)	(5,760)
Interest income	166	174
Other — net	(553)	38
Total other income and expenses	(5,350)	(5,548)

Income from continuing operations before income tax expense	11,547	17,120
Income tax expense	5,878	7,229
Income from continuing operations	5,669	9,891

Income (loss) from discontinued operations, net of tax	983	(193)

Net Income	$6,652	$9,698

Basic Earnings Per Common Share
Income from continuing operations	$0.31	$0.53
Income (loss) from discontinued operations, net of tax	0.05	(0.01)
Net Income	$0.36	$0.52

Fully Diluted Earnings Per Share
Income from continuing operations	$0.30	$0.53
Income (loss) from discontinued operations, net of tax	0.05	(0.01)
Net Income	$0.35	$0.52

Weighted Average Number of Shares Outstanding	18,595	18,502
Weighted Average Number of Diluted Shares	18,734	18,645

Dividends Declared Per Common Share	$0.26	$0.25

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009
Operating Revenues
Water	$211,507	$203,594
Electric	26,741	21,083
Contracted services	56,994	44,332
Total operating revenues	295,242	269,009

Operating Expenses
Water purchased	37,259	33,764
Power purchased for pumping	7,062	7,233
Groundwater production assessment	8,597	8,621
Power purchased for resale	9,495	9,158
Supply cost balancing accounts	14,720	11,666
Other operation expenses	21,734	21,418
Administrative and general expenses	61,478	48,525
Depreciation and amortization	25,121	23,643
Maintenance	12,882	11,571
Property and other taxes	10,469	9,483
ASUS construction expenses	29,225	25,540
Net (gain) loss on sale of property	2	(15)
Total operating expenses	238,044	210,607

Operating Income	57,198	58,402

Other Income and Expenses
Interest expense	(16,491)	(16,508)
Interest income	985	675
Other — net	(558)	90
Total other income and expenses	(16,064)	(15,743)

Income from continuing operations before income tax expense	41,134	42,659
Income tax expense	18,305	16,325
Income from continuing operations	22,829	26,334

Income (loss) from discontinued operations, net of tax	1,288	(205)

Net Income	$24,117	$26,129

Basic Earnings Per Common Share
Income from continuing operations	$1.22	$1.46
Income (loss) from discontinued operations, net of tax	0.07	(0.01)
Net Income	$1.29	$1.45

Fully Diluted Earnings Per Share
Income from continuing operations	$1.21	$1.46
Income (loss) from discontinued operations, net of tax	0.07	(0.01)
Net Income	$1.28	$1.45

Weighted Average Number of Shares Outstanding	18,573	17,896
Weighted Average Number of Diluted Shares	18,714	18,029

Dividends Declared Per Common Share	$0.78	$0.75

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash Flows From Operating Activities:
Net income	$24,117	$26,129
Adjustments for non-cash items:
Depreciation and amortization	25,901	25,148
Provision for doubtful accounts	833	774
Deferred income taxes and investment tax credits	6,352	5,134
Stock-based compensation expense	1,237	1,042
Impairment and other charges	9,011	—
Loss on settlement for removal of wells	—	760
Other — net	(607)	1,123
Changes in assets and liabilities:
Accounts receivable — customers	(5,144)	(5,270)
Unbilled revenue	(5,846)	(5,849)
Other accounts receivable	1,842	1,900
Receivable from the U.S. government	(2,395)	(2,187)
Materials and supplies	(209)	197
Prepayments and other current assets	980	964
Regulatory assets — supply cost balancing accounts	14,720	11,666
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,446)	(5,317)
Other assets	(22,984)	(13,033)
Accounts payable	8,581	382
Income taxes receivable/payable/prepaids	(8,214)	(1,225)
Billings in excess of costs and estimated earnings on uncompleted contracts	6,851	4,375
Accrued pension and other postretirement benefits	(3,399)	(3,015)
Other liabilities	(1,047)	6,716
Net cash provided	37,134	50,414

Cash Flows From Investing Activities:
Construction expenditures	(57,703)	(55,633)
Proceeds from sale of property	118	—
Net cash used	(57,585)	(55,633)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	1,428	35,354
Proceeds from stock option exercises	370	67
Receipt of advances for and contributions in aid of construction	4,492	1,065
Refunds on advances for construction	(3,452)	(3,033)
Repayments of long-term debt	(312)	(226)
Proceeds from issuance of long-term debt, net of issuance costs	—	39,750
Net change in notes payable to banks	39,800	(54,150)
Dividends paid	(14,485)	(13,285)
Other — net	(144)	(249)
Net cash provided	27,697	5,293
Net increase in cash and cash equivalents	7,246	74
Cash and cash equivalents, beginning of period	1,685	7,283
Cash and cash equivalents, end of period	8,931	7,357
Less cash and cash equivalents of discontinued operations	1,239	112
Cash and cash equivalents of continuing operations	$7,692	$7,245

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	September 30, 2010	December 31, 2009
Utility Plant
Utility plant, at cost	$1,223,760	$1,171,618
Less - Accumulated depreciation	(375,219)	(352,574)
Net utility plant	848,541	819,044

Other Property and Investments	8,833	8,738

Current Assets
Cash and cash equivalents	4,448	1,096
Accounts receivable-customers (less allowance for doubtful accounts of $662 in 2010 and $657 in 2009)	20,517	16,193
Unbilled revenue	23,582	17,835
Inter-company receivable	629	372
Other accounts receivable (less allowance for doubtful accounts of $278 in 2010 and $431 2009)	4,577	8,044
Income taxes receivable from Parent	13,356	2,496
Materials and supplies, at average cost	1,713	1,679
Regulatory assets — current	20,757	12,267
Prepayments and other current assets	2,186	3,144
Deferred income taxes — current	5,534	5,146
Total current assets	97,299	68,272

Regulatory and Other Assets
Regulatory assets	110,994	110,420
Other accounts receivable	6,021	5,717
Other	6,711	9,654
Total regulatory and other assets	123,726	125,791

Total Assets	$1,078,399	$1,021,845

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	September 30, 2010	December 31, 2009
Capitalization
Common shares, no par value, no stated value	$216,878	$195,821
Earnings reinvested in the business	136,865	135,709
Total common shareholder’s equity	353,743	331,530
Long-term debt	299,902	300,221
Total capitalization	653,645	631,751

Current Liabilities
Long-term debt — current	372	365
Accounts payable	30,078	26,829
Inter-company payable	30,397	7,551
Accrued employee expenses	7,115	6,338
Accrued interest	5,251	3,256
Regulatory liabilities - current	—	113
Unrealized loss on purchased power contracts	11,361	7,338
Other	20,631	22,136
Total current liabilities	105,205	73,926

Other Credits
Advances for construction	78,502	79,443
Contributions in aid of construction - net	94,214	91,519
Deferred income taxes	99,360	94,418
Unamortized investment tax credits	2,086	2,154
Accrued pension and other postretirement benefits	36,759	40,158
Other	8,628	8,476
Total other credits	319,549	316,168

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,078,399	$1,021,845

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	Three Months Ended September 30,
(in thousands)	2010	2009
Operating Revenues
Water	$82,634	$76,121
Electric	7,917	6,563
Total operating revenues	90,551	82,684

Operating Expenses
Water purchased	15,693	13,822
Power purchased for pumping	3,459	3,131
Groundwater production assessment	3,311	3,247
Power purchased for resale	2,950	2,793
Supply cost balancing accounts	6,219	4,806
Other operating expenses	6,884	6,557
Administrative and general expenses	23,009	13,711
Depreciation and amortization	8,181	7,716
Maintenance	3,706	3,303
Property and other taxes	3,154	3,145
Total operating expenses	76,566	62,231

Operating Income	13,985	20,453

Other Income and Expenses
Interest expense	(4,864)	(5,693)
Interest income	163	170
Other - net	(395)	30
Total other income and expenses	(5,096)	(5,493)

Income from operations before income tax expense	8,889	14,960

Income tax expense	4,736	6,418

Net Income	$4,153	$8,542

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Operating Revenues
Water	$211,507	$203,594
Electric	26,741	21,083
Total operating revenues	238,248	224,677

Operating Expenses
Water purchased	37,259	33,764
Power purchased for pumping	7,062	7,233
Groundwater production assessment	8,597	8,621
Power purchased for resale	9,495	9,158
Supply cost balancing accounts	14,720	11,666
Other operating expenses	19,142	18,841
Administrative and general expenses	51,382	39,809
Depreciation and amortization	24,544	23,150
Maintenance	11,305	9,340
Property and other taxes	9,314	8,511
Net (gain) loss on sale of property	5	(15)
Total operating expenses	192,825	170,078

Operating Income	45,423	54,599

Other Income and Expenses
Interest expense	(16,196)	(16,112)
Interest income	469	665
Other - net	(403)	71
Total other income and expenses	(16,130)	(15,376)

Income from operations before income tax expense	29,293	39,223

Income tax expense	13,482	16,074

Net Income	$15,811	$23,149

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash Flows From Operating Activities:
Net income	$15,811	$23,149
Adjustments for non-cash items:
Depreciation and amortization	24,544	23,150
Provision for doubtful accounts	814	736
Deferred income taxes and investment tax credits	6,137	5,678
Stock-based compensation expense	937	783
Impairment and other charges	9,011	—
Other — net	(721)	787
Changes in assets and liabilities:
Accounts receivable — customers	(5,013)	(5,138)
Unbilled revenue	(5,747)	(5,784)
Other accounts receivable	3,038	265
Materials and supplies	(34)	(253)
Prepayments and other current assets	958	999
Regulatory assets — supply cost balancing accounts	14,720	11,666
Other assets	(22,863)	(13,078)
Accounts payable	2,027	2,728
Inter-company receivable/payable	175	(50)
Income taxes receivable/payable from/to Parent	(7,936)	(1,703)
Accrued pension and other postretirement benefits	(3,399)	(3,015)
Other liabilities	(1,473)	6,363
Net cash provided	30,986	47,283

Cash Flows From Investing Activities:
Construction expenditures	(56,202)	(53,118)
Proceeds from sale of property	115	—
Net cash used	(56,087)	(53,118)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	20,000	—
Receipt of advances for and contributions in aid of construction	4,416	1,015
Refunds on advances for construction	(3,362)	(2,827)
Proceeds from the issuance of long-term debt, net of issuance costs	—	39,750
Repayments of long-term debt	(312)	(226)
Net change in inter-company borrowings	22,400	(11,200)
Dividends paid	(14,600)	(19,400)
Other — net	(89)	(224)
Net cash provided	28,453	6,888

Net increase in cash and cash equivalents	3,352	1,053
Cash and cash equivalents, beginning of period	1,096	3,812
Cash and cash equivalents, end of period	$4,448	$4,865

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 256,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters.

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

ASUS performs water and wastewater services and operations on a contract basis. On its own or through its wholly owned subsidiaries, ASUS operates and maintains the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances, changes in laws and regulations and changes in wages and fringe benefits to the extent provided in each of the contracts. There is no direct regulatory oversight by either the CPUC or the ACC over AWR or the operation or rates of the services provided by ASUS or any of its wholly owned subsidiaries.  AWR’s assets and operating income are primarily those of GSWC.

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

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $100 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheets as of September 30, 2010 and December 31, 2009. The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors mandated by the CPUC.

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

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $866,000 and $782,000 for the three months ended September 30, 2010 and 2009, respectively, and $2,266,000 and $2,116,000 for the nine months ended September 30, 2010 and 2009, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $258,000 and $234,000 during the three months ended September 30, 2010 and 2009, respectively, and $697,000 and $563,000 for the nine months ended September 30, 2010 and 2009, respectively.

Recently Adopted Accounting Pronouncements:  In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred assets. Generally accepted accounting principles no longer include the concept of a qualifying special purpose entity.  The revised guidance also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This revised guidance was effective for the Company beginning January 1, 2010 and did not have any impact on Registrant’s consolidated results of operations, financial position or cash flows.

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

In October 2009, the FASB issued an update to the accounting standards and provided amendments to the criteria of Accounting Standards Codification Topic 605, “Revenue Recognition”, for separately recognizing consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable.  This guidance is effective for financial statements issued for fiscal years beginning on or after June 15, 2010.  Registrant does not expect the adoption will have a material impact on its consolidated financial statements.

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

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At September 30, 2010, Registrant had approximately $46.3 million of regulatory assets not accruing carrying costs. Of this amount, $26.5 million relates to the underfunded positions of the pension and other post-retirement obligations, $5.0 million relates to deferred income taxes representing accelerated tax benefits flowed through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, and $11.4 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contracts over the life of the contract.  The remainder relates to other expenses that do not provide for recovery of carrying costs that Registrant expects to recover in rates over a short period.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets for continuing operations are as follows:

(In thousands)	September 30, 2010	December 31, 2009
GSWC
Electric supply cost balancing account	$10,458	$13,111
Water supply cost balancing accounts	3,476	4,717
Water revenue adjustment mechanism, net of modified cost balancing accounts	36,181	21,168
Aerojet litigation memorandum account	19,040	19,676
Pensions and other postretirement obligations	26,536	27,833
Derivative unrealized loss on purchased power contracts	11,361	7,338
Flow-through taxes, net	5,010	6,661
Electric transmission line abandonment costs	2,687	2,828
Asset retirement obligations	4,077	3,826
Low income rate assistance balancing accounts	5,166	4,764
Santa Maria adjudication memorandum accounts	3,742	3,895
Deferred rate case costs	3,254	3,642
Refund of water right lease revenues	(1,425)	(1,806)
Other regulatory assets, net	2,188	4,921
Total	$131,751	$122,574

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2009 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2009.

Electric Supply Cost Balancing Accounts:

Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $10.5 million at September 30, 2010.  For the nine months ended September 30, 2010 and 2009, the under-collection decreased by approximately $2.7 million and $2.8 million, respectively, primarily as a result of a payment of a surcharge by its customers of 2.2¢ per kilowatt hour, which is currently scheduled to run through August 2011.  In addition, BVES is allowed to include its actual recorded purchased energy costs up to a weighted annual average cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account.

BVES began receiving power under a new purchased power contract in January 1, 2009.   The main product under the new contract provides for 13 megawatts (“MW”) of electric energy at a fixed price of $67.85 per MWh during 2010 as compared to the $77 per MWh included in rates.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the three months and nine months ended September 30, 2010 and 2009.

As of September 30, 2010, the electric supply cost balancing account consists of $4.2 million for costs of abandonment of a transmission line upgrade and $6.3 million for changes in purchased energy and power system delivery costs.

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

As of September 30, 2010, there is a $3.5 million net under-collection remaining in the water supply cost balancing accounts.  Of this amount, approximately $1.1 million relates to GSWC’s Region III customer service area, $2.2 million relates to GSWC’s Region I customer service areas and $115,000 relates to GSWC’s Region II customer service area.  Currently, there is a surcharge in place to recover Region I’s under-collections. When surcharges expire, any unrecovered balances will be included in future filings for recovery.

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

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate. Under the current CPUC decision, when the net amount at the end of the calendar year for Regions II, III or any of the Region I ratemaking areas achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the accounts. In September 2010, GSWC, along with other California water utilities, filed an application with the CPUC to seek annual approval to refund or collect the balance in the accounts, regardless of percentage of over-or under-recovery.  A decision on this application is expected in December 2010.

In March 2010, GSWC filed an advice letter with the CPUC for recovery of the Region II and III WRAM, net of the MCBA and supply cost balancing accounts, of $18.3 million.  A surcharge was put in place in March 2010 which is expected to recover the amounts accumulated, as of December 31, 2009, in Regions II and III’s WRAM, net of MCBA and supply cost balancing accounts.  In April and May 2010, surcharges were implemented for recovery of $2.1 million of the Region I WRAM accounts, net of the MCBA.  For the three and nine months ended September 30, 2010, approximately $2.6 million and $4.1 million, respectively, of surcharges were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA balancing accounts.  Going forward, GSWC will seek recovery of its WRAM, net of MCBA, on an annual basis.  As of September 30, 2010, GSWC has a net aggregated regulatory asset of $36.2 million which is comprised of a $49.1 million under-collection in the WRAM accounts and $12.9 million over-collection in the MCBA accounts.

Aerojet Litigation Memorandum Account:

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $278,000 and $277,000 was billed to customers during the three months ended September 30, 2010 and 2009, respectively, and approximately $670,000 and $740,000 was billed to customers for the nine months ended September 30, 2010 and 2009, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision. Pursuant to the decision, additional interest of approximately $12,000 was added to the Aerojet litigation memorandum account for the three months ended September 30, 2010 and 2009, and additional interest of approximately $33,000 and $45,000 was added to the Aerojet memorandum account for the nine months ended September 30, 2010 and 2009, respectively. At this time, management believes the full balance of the Aerojet litigation memorandum account will be collected by 2025.

Aerojet has also agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for GSWC’s past costs, including legal and expert costs. The recovery of this amount is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.

Derivative Gains and Losses on Purchased Power Contracts Memorandum Account:

GSWC’s BVES division began receiving power under a new purchased power contract on January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and the period during which the power will be purchased under the contract.  This contract is subject to accounting guidance as amended for derivative instruments and hedging activities and requires mark-to-market derivative accounting.  In May 2009, the CPUC authorized GSWC to establish a non-interest bearing regulatory memorandum account to track unrealized gains and losses on this contract. Accordingly, all unrealized gains and losses generated from this contract will be deferred on a monthly basis into the memorandum account and, as a result, do not impact GSWC’s earnings. As of September 30, 2010, $11.4 million of unrealized losses have been included in this memorandum account. This unrealized loss increased since December 31, 2009 as a result of decreasing quoted market prices for energy over the duration of the contract.

Other Regulatory Matters:

Bear Valley Electric Service:

As part of the CPUC’s final decision in October 2009 on the BVES general rate case, GSWC’s BVES division was authorized to establish a Base Revenue Requirement Adjustment Mechanism (“BRRAM”) account effective November 2, 2009. With the adoption of the BRRAM account, GSWC began recording the difference between the base rate revenue portion of its charges on customers’ bills and the amount of base rate costs authorized for recovery in rates by the CPUC.  The variance between adopted electric base rate revenue and actual billed base rate revenue will be recorded as a component of electric revenue with an offsetting entry to an asset or liability balancing account.  The variance amount may be positive or negative and represents amounts that will be billed or refunded to electric customers in the future.  Amounts in this account bear interest at the current 90-day commercial paper rate.  When the amount of the under- or over-collection is equal to or greater than five percent of the adopted base rate revenue requirement established for the previous twelve months, GSWC intends to seek approval from the CPUC to refund or collect the balance in the account.  As of September 30, 2010, GSWC has included in other regulatory assets $1.1 million related to the BRRAM.

Included in other regulatory assets as of September 30, 2010 is a BVES memorandum account totaling $832,000.  In June 2009, the CPUC authorized BVES to track the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, until the 2007 costs were incorporated into BVES’ rates.  From June 4, 2009 to October 31, 2009, when the 2007 costs were incorporated into BVES’ rates, $958,000 was recorded in the memorandum account.  However, the decision issued on October 15, 2009 did not address the disposition of this memorandum account.   In November 2009, GSWC filed a petition for modification to seek clarification from the CPUC on the treatment and recovery of this memorandum account.   In March 2010, the CPUC approved for recovery this memorandum account through a surcharge over a 24-month period effective May 1, 2010.  Accordingly, during the first quarter of 2010, GSWC recorded a regulatory asset and a corresponding increase to earnings for amounts included in this memorandum account.  The October 2009 decision in the general rate case for BVES also allows for an update to BVES’ rates in 2010 for the corporate headquarters’ costs based on the CPUC’s adoption of new rates for GSWC’s current Regions II and III general rate case, including the recovery of expenses associated with its corporate headquarters.  For the three and nine months ended September 30, 2010, surcharges of approximately $95,000 and $128,000, respectively, were billed to BVES customers.

In January 2010, the City of Big Bear Lake and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged many BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to many BVES customers.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  In February 2010, GSWC informed the CPUC that it will track these costs in a Catastrophic Event Memorandum Account (“CEMA”).   The incremental costs include BVES labor, outside services assistance, equipment, materials, facilities damages and related snow removal services.  GSWC intends to file with the CPUC in 2011 for recovery of these costs.  Management believes these incremental costs will be approved by the CPUC for recovery through the CEMA.  As of September 30, 2010, approximately $327,000 has been incurred as a result of the storms and has been included in the CEMA account within other regulatory assets.

BVES has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. However, BVES expects that the CPUC will waive any potential fines in accordance with the CPUC’s flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of September 30, 2010.  At this time, management cannot determine if interim targets for the 2010 year will be met.  BVES is continuing its efforts to procure renewable resources. In November 2009, GSWC entered into a ten-year contract to purchase renewable energy created from landfill gas.  The contract is subject to CPUC approval.  On June 8, 2010, GSWC filed an application with the CPUC seeking approval of this contract.  If approved, the contract will provide up to 3 megawatts for ten years at a fixed price of $110.0 per MWh.  In November 2009, GSWC also entered into a ten-year contract to purchase biogas to power BVES’s gas-fueled 8.4 MW generation facility.  This contract is also subject to CPUC approval.  On July 8, 2010, GSWC filed an application with the CPUC seeking approval of this contract.

Chaparral City Water Company:

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

In 2005, CCWC recognized a net gain of $760,000 related to this settlement agreement and established a regulatory liability for the remaining $760,000 pending ACC review of this matter.  On October 8, 2009, the ACC made a final ruling ordering CCWC to treat the entire gain of $1,520,000 from the settlement agreement with FHSD as a reduction to rate base. As a result, CCWC recorded a loss of $760,000 during the third quarter of 2009.  This effectively reversed the original gain recorded in 2005.  In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.  The ACC granted CCWC’s request to hold a rehearing on two of the issues in CCWC’s request.  In January 2010, a procedural conference was held with the judge and the staff of the ACC involved in the rate case to address a schedule for the rehearing. The rehearing was held in April 2010 and a final decision by the ACC is expected later this year.  At this time, management cannot predict the final outcome of this matter.

Other:

Excess Usage Charges - Refund to Customers:

In July 2009, GSWC began receiving reduced water allocations from member agencies of the Metropolitan Water District of Southern California (“MWD”). As a result, in July 2009, GSWC began implementing water rationing, restrictions, and excess usage charges to its customers in several of its service areas. The excess usage charges were being collected in the event that penalties were required to be paid to MWD for exceeding GSWC’s water allocations.  As of September 30, 2010, GSWC has billed its customers excess usage charges totaling $3.3 million, which are included in other regulatory assets/liabilities.  In the event that GSWC is required to pay penalties to MWD for exceeding GSWC’s water allocations in the current water year, GSWC will use the $3.3 million previously billed to customers to pay the penalties.

Interest Rate Balancing Account

A decision issued in July 2009 in the GSWC cost of capital proceeding authorized GSWC an interest rate balancing account to track interest costs of new debt.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision.  In August 2010, GSWC filed an advice letter with the CPUC for approval of a customer refund based on the difference between the adopted cost of new debt in its authorized capital structure and the actual cost of new debt since January 1, 2009.  In response to this advice letter filed by GSWC, CPUC issued a resolution in October 2010 and confirmed the methodology of how the difference in the cost of debt should be calculated in the interest rate balancing account pursuant to the cost of capital decision.  As a result of this resolution, GSWC recorded a downward adjustment of $654,000 to interest expense during the third quarter of 2010, which was previously recorded in the interest rate balancing account.  As of September 30, 2010, GSWC has included in other regulatory liabilities a total of $510,000 related to the interest rate balancing account that will be refunded to customers.

Pending Regulatory Matters:

The following are two pending regulatory matters related to GSWC that resulted in a pretax charge of $9.0 million during the third quarter of 2010 for the impairment of assets and loss contingencies.  Registrant will accrue the most likely amount when such an amount can be reasonably estimated or, at least the minimum of the range of probable loss when a range of probable loss can be estimated.  These reserve estimates will be adjusted as additional information becomes known.

CPUC Subpoena:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout its three water regions regarding the granting or awarding of construction contracts or jobs.  GSWC continues to respond to data requests submitted by the CPUC including data requests which asked for information prior to 1994.

Should the CPUC investigation result in a proposed disallowance of certain previously capitalized costs, such costs, and potentially any return earned on such costs, may be required to be refunded to the customers upon settlement of the proposed disallowance, if any, resulting in a charge to operating income.  In addition to the disallowance of previously capitalized costs and the return earned on such costs, the CPUC also has the authority to assess fines and penalties.  At this time, Registrant cannot predict the final outcome of this matter.  Although it does not believe a disallowance or penalty is justified, and reserving all rights, management believes it prudent to reserve for a probable loss related to this matter. The reserve estimates for this matter are subject to change as additional information becomes known and the CPUC approaches the conclusion of its investigation and determines its next course of action, if any.  Registrant could experience increases in its recorded estimated reserves for disallowances, refunds, assessments or fines. Any such increases in estimated reserves for additional disallowances, refunds to customers assessments or fines, if imposed, could have a material adverse effect on AWR and GSWC.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff and has provided responsive materials, including but not limited to, materials that are relevant to CCWC. Although the ACC has issued a decision in the CCWC general rate case, it has held the docket open pending resolution of the staff’s review of the CPUC subpoena documents.  In the first quarter of 2010, the ACC staff issued a report recommending that proper controls be established in CCWC’s procurement policies and procedures, and that status reports of the CPUC’s investigation and resolution be filed with the ACC periodically. The staff’s report did not result in any financial impact to CCWC.  The ACC has not yet acted on the staff’s recommendations.  Management cannot predict the outcome of the ACC’s final decision on this matter.

General Rate Case - Region II, Region III and General Office:

GSWC filed its general rate case for Regions II and III plus the general office on July 1, 2008 for rates effective for years 2010, 2011 and 2012.  On January 29, 2010, the CPUC issued a ruling revising the scoping memo and reopening the general rate case proceeding to receive supplemental information and testimony on a number of issues including cost allocation, the definition of firm capacity, pension and benefit calculations, general office rent expense, salary and wage adjustments, costs regarding the La Serena Plant Improvement Project and other capital projects, and deferred rate case costs.  GSWC has provided additional information and testimony regarding these issues to the CPUC.

On October 20, 2010, the administrative law judge and the assigned commissioner issued a proposed decision and an alternate proposed decision, respectively (“Proposed Decisions”).  These Proposed Decisions adopt the partial settlement agreement reached between GSWC and the Division of Ratepayer Advocates which include capital budgets, projected sale levels, and supply costs.  The Proposed Decisions also adopt certain positions regarding the number of issues where supplemental information and testimony were provided including costs regarding the La Serena Plant Improvement Project and other capital projects, and deferred rate case costs.    The CPUC may approve either the proposed or alternate proposed decision, as written, or modify them based upon comments received during a twenty day comment period which commenced on October 20, 2010.   GSWC is in the process of providing comments to the CPUC regarding items in the Proposed Decisions and cannot predict whether any changes will be made and incorporated in the final decision prior to adoption, which may require an increase in the recorded estimated pretax charge for the impairment of assets and further negatively impact GSWC. The CPUC is scheduled to issue a final decision during the fourth quarter of 2010.

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

	Basic	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	(in thousands, except per share amounts)	2010	2009	2010	2009
	Net income from continuing operations	$5,669	$9,891	$22,829	$26,334
	Net income (loss) from discontinued operations	983	(193)	1,288	(205)
	Total net income	6,652	9,698	24,117	26,129
Less: (a)	Distributed earnings to common shareholders	4,835	4,625	14,487	13,422
	Distributed earnings to participating securities	27	22	75	62
	Undistributed earnings	1,790	5,051	9,555	12,645

	(b) Undistributed earnings allocated to common shareholders	1,780	5,026	9,506	12,587
	Undistributed earnings allocated to participating securities	10	25	49	58

	Total income available to common shareholders, basic (a)+(b)	$6,615	$9,651	$23,993	$26,009

	Weighted average Common Shares outstanding, basic	18,595	18,502	18,573	17,896

	Basic earnings per Common Share:
	Income from continuing operations	$0.31	$0.53	$1.22	$1.46
	Income (loss) from discontinued operations	0.05	(0.01)	0.07	(0.01)
	Net Income	$0.36	$0.52	$1.29	$1.45

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At September 30, 2010 and 2009, there were 741,561 and 679,258 options outstanding, respectively, under these Plans. At September 30, 2010 and 2009, there were also 105,153 and 86,947 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Common shareholders earnings, basic	$6,615	$9,651	$23,993	$26,009
Undistributed earnings for dilutive stock options	10	25	49	58
Total common shareholders earnings, diluted	$6,625	$9,676	$24,042	$26,067

Weighted average common shares outstanding, basic	18,595	18,502	18,573	17,896
Stock-based compensation (1)	139	143	141	133
Weighted average common shares outstanding, diluted	18,734	18,645	18,714	18,029

Diluted earnings per Common Share:
Income from continuing operations	$0.30	$0.53	$1.21	$1.46
Income (loss) from discontinued operations	0.05	(0.01)	0.07	(0.01)
Net Income	$0.35	$0.52	$1.28	$1.45

(1)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 395,337 and 422,553 stock options at September 30, 2010 and 2009, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 105,153 and 86,947 restricted stock units at September 30, 2010 and 2009, respectively, were included in the calculation of diluted EPS for the nine months ended September 30, 2010 and 2009.

Stock options of 249,826 and 252,326 were outstanding at September 30, 2010 and 2009, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the nine months ended September 30, 2010 and 2009.  Stock options of 96,398 and 4,379 were outstanding at September 30, 2010 and 2009, respectively, but not included in the computation of diluted EPS because they were antidilutive.

During the nine months ended September 30, 2010 and 2009, Registrant issued 71,691and 57,971 Common Shares, for approximately $1,798,000 and $1,446,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, and the stock incentive plans. In addition, Registrant purchased 109,273 and 13,772 Common Shares on the open market during the nine months ended September 30, 2010 and 2009, respectively, under Registrant’s 401(k) Plan and the Common Share Purchase and Dividend Reinvestment Plan. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended September 30, 2010 and 2009, AWR paid quarterly dividends of approximately $4.8 million, or $0.26 per share and $4.6 million, or $0.25 per share, respectively.  During the nine months ended September 30, 2010 and 2009, AWR paid quarterly dividends to shareholders of approximately $14.5 million, or $0.78 per share and $13.3 million, or $0.75 per share.

On May 26, 2010, the Board of Directors approved the issuance of eight additional GSWC Common Shares to AWR for $20.0 million.  Proceeds from the issuance were used to pay down GSWC’s intercompany borrowings due to AWR.

Note 4 — Derivative Instruments:

In October 2008, GSWC executed a purchased power contract that permits GSWC to purchase power at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   GSWC began receiving power under this contract on January 1, 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.   As of September 30, 2010 there was an $11.4 million cumulative unrealized loss which has been included in the memorandum account.  This memorandum account does not impact GSWC’s earnings.

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

The following table presents changes in the fair value of the derivative for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Balance, at beginning of the period	$(9,552)	$(8,547)	$(7,338)	$—
Unrealized gain (loss) on purchased power contracts	(1,809)	1,521	(4,023)	(7,026)
Balance, at end of the period	$(11,361)	$(7,026)	$(11,361)	$(7,026)

For the three and nine months ended September 30, 2010 and 2009, the unrealized gains and losses were included in regulatory assets due to regulatory mechanisms in place effective January 1, 2009.

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by GSWC. Rates available to GSWC at September 30, 2010 and December 31, 2009 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	September 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$300,274	$347,644	$300,586	$335,217

Note 6 — Military Privatization:

ASUS, through its wholly owned subsidiaries, operates and maintains the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, subject to periodic prospective price redeterminations and modifications for changes in circumstances.

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

In March 2008, FBWS filed a request for equitable adjustment as a claim with the U.S. government seeking an adjustment in the contract after it was determined that the infrastructure at Fort Bliss was substantially more than originally estimated by the U.S. government as part of its solicitation for this contract.  In January 2010, FBWS and the U.S. government entered into a settlement agreement pursuant to which the U.S. government agreed to pay FBWS retroactive operation and maintenance management fees and retroactive renewal and replacement fees from the contract commencement date, October 1, 2004.  In March 2010, the U.S. government issued a $6 million contract modification funding a majority of the settlement agreement.  As a result, ASUS recorded $2.5 million in revenues and pretax operating income and $510,000 in interest income during the first quarter of 2010.  The remaining $3.0 million, related to renewal and replacement funds, was recorded as billings in excess of costs and estimated earnings on uncompleted contracts.  The deferred revenue will be recognized in construction revenues (along with the related construction costs) as the work is performed.  An additional modification funding the balance of the settlement amount was received in June 2010. As a result, for the second quarter of 2010, ASUS recorded additional construction revenues of $85,000 and a reduction in administrative and general expense of $117,000 for reimbursement of costs incurred to prepare the request for equitable adjustment filing.

In August 2010, the U.S, government issued TUS a contract modification approving interim increases in operation and maintenance management fees at Andrews Air Force Base retroactive from the second anniversary of the contract, February 1, 2008, pending resolution of the first price redetermination filing.  As a result, ASUS recorded additional retroactive revenues and pretax operating income of $700,000 during the third quarter of 2010.

In May 2009, PSUS filed a request for equitable adjustment related to emergency construction work performed in 2008 related to a sanitary sewer overflow at Fort Jackson.  In September 2010, the U.S. government approved the request for equitable adjustment.  As a result, for the third quarter of 2010, ASUS recorded an additional $689,000 in construction revenues and pretax operating income.

In June 2010, the U.S. government informed ASUS that the first price redeterminations filed for ODUS and TUS were deemed deficient.  ASUS is currently in discussions with the government on resolution of these price redeterminations.

On July 22, 2010, ASUS was served with a subpoena issued in connection with a Grand Jury investigation related to ODUS’ water and wastewater privatization contracts for the military bases in Virginia.  The investigation is in its early stages and ASUS is in the process of producing documents requested in the subpoena.  At this time, management cannot predict the final outcome of the investigation or a range of loss, if any.

Note 7 — Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETR for the three months ended September 30, 2010 was 53.3% as compared to 42.9% applicable to the three months ended September 30, 2009.  The GSWC ETR for the nine months ended September 30, 2010 was 46.0% as compared to 41.0% applicable to the nine months ended September 30, 2009.  The GSWC ETR can deviate from the federal statutory rate primarily due to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items) and other nondeductible permanent items.  Various items such as meals, entertainment, penalties, and certain charitable, lobbying, and political contributions may not be deductible for tax purposes. The effect that these flow-through and permanent book-tax differences had on the ETR was further magnified by the reduced pretax book income.

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

Registrant continues to be under examination by the Internal Revenue Service (“IRS”) for the tax years 2002 through 2004 and 2007 in connection with having filed refund claims primarily as a result of the IRS consenting to Registrant’s request for approval to change a tax accounting method.  As a result of progress made during the third quarter of 2010 towards concluding the examination, it appears reasonably possible that resolution of the examination may not require review by the Joint Committee of Taxation, and that Registrant’s unrecognized-tax-benefit balance of $4.1 million may significantly decrease in the range of zero to $4 million within twelve months of September 30, 2010.  Any decrease would be settlement related, and would involve the receipt of tax refunds and the adjustment of certain deferred taxes.  There continues to be no portion of the unrecognized-tax-benefit balance that would affect the effective tax rate if recognized.

Note 8 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and nine months ended September 30, 2010 and 2009 are as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefits Cost:
Service cost	$1,199	$1,082	$98	$86	$108	$87
Interest cost	1,526	1,435	156	160	89	83
Expected return on plan assets	(1,313)	(972)	(64)	(52)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	40	40
Amortization of actuarial loss (gain)	293	572	—	—		—
Net periodic pension cost	$1,735	$2,147	$245	$249	$237	$210

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefits Cost:
Service cost	$3,597	$3,246	$294	$258	$324	$261
Interest cost	4,578	4,305	468	480	267	249
Expected return on plan assets	(3,939)	(2,916)	(192)	(156)	—	—
Amortization of transition	—	—	315	315	—	—
Amortization of prior service cost (benefit)	90	90	(150)	(150)	120	120
Amortization of actuarial loss (gain)	879	1,716	—	—	—	—
Net periodic pension cost	$5,205	$6,441	$735	$747	$711	$630

During the nine months ended September 30, 2010, Registrant has contributed approximately $8.6 million to the pension plan and expects to contribute $600,000 to the postretirement medical plan later in 2010.  Registrant contributed approximately $7.9 million and $8.6 million to the pension plan during the three and nine months ended September 30, 2010, respectively.  In May 2009, the Board of Directors approved the establishment of a Rabbi Trust created for the SERP plan.  During the nine months ended September 30, 2010, Registrant deposited $948,000 into the Rabbi Trust.

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

Condemnation of Properties:

The laws of the State of California and the State of Arizona provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, the laws of California provide: (i) that the owner of utility property may contest whether the condemnation is actually necessary and in the public interest, and (ii) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken.

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

Aerojet Note Receivable:

Pursuant to the settlement agreement with Aerojet discussed in Note 2, GSWC has a note receivable which is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  GenCorp Inc. is the parent of Aerojet.  In January 2010, Standard & Poor’s (“S&P”) upgraded GenCorp Inc’s credit rating to B- from CCC+ with a stable outlook.  This is a non-investment grade rating assigned by S&P to companies whose financial situation varies.  On March 26, 2010, Moody’s Investor Services (“Moody’s) upgraded its corporate family rating from B3 to B2.  This is a non-investment grade rating assigned by Moody’s to obligations that are speculative and subject to high credit risk and of generally poor credit quality.

In December 2009, the Company received from Aerojet $2.6 million, including interest, as payment of the first annual installment under the terms of the 2004 settlement agreement.  As of September 30, 2010, the unpaid portion of the note receivable is $8.5 million, comprised of $6.4 million in principal and $2.1 million in accrued interest.  At this time, management believes the note receivable from Aerojet is fully collectible and has not provided a reserve for uncollectible amounts as of September 30, 2010.  GSWC will continue to assess recoverability of this note receivable.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured. Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of September 30, 2010, the total spent to clean-up and remediate GSWC’s plant facility is approximately $2.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery.

As of September 30, 2010, GSWC has an accrued liability for the estimated additional cost of $1.3 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Ballona Plant: During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”) located in GSWC’s Southwest customer service area where an abandoned water tank was demolished.  An investigation and characterization of the contaminated area was conducted.  The investigation report indicates that contamination levels are below normal cleanup goals.  GSWC submitted a clean-up action plan to the local Certified Unified Program Agency (“CUPA”), which approved the clean-up plan.  The clean-up was completed during the first quarter of 2010.  All contaminated soil was removed and replaced with clean soil.  The final Removal Action Completion Report (“RACR”) was submitted to the Site Mitigation Unit (“SMU”) on May 10, 2010.  The SMU reviewed the RACR and issued a no further action letter.  The letter states that the SMU concurs with the contents of the RACR, which states that the site contamination has been satisfactorily mitigated for the current use and no further action is required at the subject site.  Clean-up costs incurred through September 30, 2010 totaled approximately $337,000.  Historically, the costs for this type of cleanup have been included in rate base for recovery.

Hawaiian Plant: GSWC conducted a study for arsenic removal at the Hawaiian Plant located in the city of Hawaiian Gardens in GSWC’s Region II from October 2009 through March 2010.  Two loads of sludge generated during this time period that were hazardous waste were inadvertently classified and disposed of as non-hazardous waste.   On May 28, 2010, GSWC voluntarily reported disposing of hazardous waste from the plant incorrectly to the Department of Toxic Substance Control (“DTSC”). DTSC has guidelines for voluntary disclosure which is intended to reduce penalties and eliminate the potential for criminal prosecution.  At this time, management cannot estimate an amount of penalties, if any, DTSC may assess.

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

Note 10 — Discontinued Operations:

On June 7, 2010, Registrant entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $35 million, including the assumption of approximately $6 million of long-term debt.  Approximately $29 million in cash will be paid to AWR at closing. The purchase price is subject to certain adjustments for changes in retained earnings. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the Arizona Corporation Commission, which is anticipated to be received in 2011.  Therefore, no gain on disposal of CCWC has been recorded during the three and nine months ended September 30, 2010, pending regulatory approval.  Had the transaction closed as of September 30, 2010, AWR would have recognized a pretax gain on disposal of approximately $6.0 million, net of transaction costs of $708,000. The assets and liabilities of CCWC have been classified as current assets and liabilities held for sale as of September 30, 2010.

The carrying amounts of the major classes of assets and liabilities of CCWC included in discontinued operations are as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Assets:
Utility Plant, net	$43,843	$44,391
Goodwill, net	3,321	3,321
Other assets	3,618	2,465
Total assets of discontinued operations	$50,782	$50,177

Liabilities:
Advances and contributions in aid of construction, net	$17,852	$18,035
Long term debt	5,975	5,975
Other liabilities	3,785	2,996
Total liabilities of discontinued operations	$27,612	$27,006

A summary of discontinued operations presented in the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Operating revenues	$2,489	$2,176	$6,578	$5,654

Supply costs	328	533	1,092	1,336
Other operating expenses (1)	389	1,856	2,368	4,333
Total operating expenses	717	2,389	3,460	5,669

Operating income (loss)	1,772	(213)	3,118	(15)

Interest expense, net	(87)	(102)	(268)	(310)

Income (loss) before income taxes	1,685	(315)	2,850	(325)

Income tax expense/(benefit) (2)	671	(122)	1,136	(120)
Net income (loss)	1,014	(193)	1,714	(205)

Transaction costs, net of taxes (3)	31	—	426	—
Income (loss) from discontinued operations (4)	$983	$(193)	$1,288	$(205)

(1)         In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.

(2)         Income tax expense (benefit) does not include the effects of CCWC’s inclusion in the AWR combined California unitary return, which are included in, and do not materially affect, the income tax expense of continuing operations.

(3)         Included in discontinued operations for the three and nine months ended September 30, 2010 are direct transaction costs of $51,000 and $708,000, respectively for legal and consulting services in connection with the sale of CCWC.

(4)         Corporate overhead costs allocated to CCWC have been excluded from discontinued operations.  The majority of these costs are expected to continue primarily at GSWC.  Accordingly, these corporate overhead costs have been included in other operating expenses and administrative and general expenses as part of continuing operations in the consolidated statements of income.  Such costs allocated to CCWC that have been reflected as part of continuing operations amounted to $233,000 and $231,000 for the three months ended September 30, 2010 and 2009, respectively, and $747,000 and $665,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

	As Of And For The Three Months Ended September 30, 2010
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$82,634	$7,917	$—	$20,749	$—	$111,300
Operating income (loss) (1)	12,852	1,133	(233)	3,159	(14)	16,897
Interest expense, net	4,341	360	—	59	37	4,797
Identifiable assets	811,596	36,945	—	3,510	—	852,051
Depreciation and amortization expense	7,621	560	—	216	—	8,397
Net income from discontinued operations (2)	—	—	983	—	—	983
Capital additions	17,878	873	192	415	—	19,358

	As Of And For The Three Months Ended September 30, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$76,121	$6,563	$—	$16,641	$—	$99,325
Operating income (loss) (1)	21,122	(669)	(231)	2,456	(10)	22,668
Interest expense, net	4,964	559	—	86	(23)	5,586
Identifiable assets	771,578	36,842	—	3,072	—	811,492
Depreciation and amortization expense	7,151	565	—	174	—	7,890
Net loss from discontinued operations	—	—	(193)	—	—	(193)
Capital additions	16,812	340	370	1,171	—	18,693

	As Of And For The Nine Months Ended September 30, 2010
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$211,507	$26,741	$—	$56,994	$—	$295,242
Operating income (loss) (1)	41,114	4,309	(747)	12,606	(84)	57,198
Interest expense, net	14,610	1,117	—	(310)	89	15,506
Identifiable assets	811,596	36,945	—	3,510	—	852,051
Depreciation and amortization expense	22,864	1,680	—	577	—	25,121
Net income from discontinued operations (2)	—	—	1,288	—	—	1,288
Capital additions	54,588	1,614	406	1,095	—	57,703

	As Of And For The Nine Months Ended September 30, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$203,594	$21,083	$—	$44,332	$—	$269,009
Operating income (loss) (1)	55,740	(1,141)	(665)	4,539	(71)	58,402
Interest expense, net	13,834	1,613	—	275	111	15,833
Identifiable assets	771,578	36,842	—	3,072	—	811,492
Depreciation and amortization expense	21,456	1,694	—	493	—	23,643
Net loss from discontinued operations	—	—	(205)	—	—	(205)
Capital additions	52,189	929	1,194	1,321	—	55,633

(1)         Operating income (loss) include CCWC’s allocated corporate overhead costs that are expected to continue primarily at GSWC.

(2)         In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.

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

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water. GSWC also distributes electricity in one customer service area. GSWC is regulated by the California Public Utilities Commission (“CPUC”) and was incorporated as a California corporation on December 31, 1929. GSWC is organized into one electric customer service area and three water service regions operating within 75 communities in 10 counties in the State of California in 21 customer service areas. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. GSWC provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric Service (“BVES”) division.

GSWC served 255,724 water customers and 23,176 electric customers at September 30, 2010, or a total of 278,900 customers, compared with 255,028 water customers and 23,055 electric customers, or a total of 278,083 customers at September 30, 2009. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the three and nine months ended September 30, 2010 and 2009.

GSWC has also been pursuing opportunities to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”).  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. GSWC and Natomas have entered into various agreements for water transfers that may allow GSWC the ability to serve portions of Sutter County in the future.

CCWC is an Arizona public utility company serving 13,463 customers at September 30, 2010, compared with 13,397 customers at September 30, 2009. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.  On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. (“EPCOR”) to sell all the common shares of CCWC for a total purchase price of $35 million, including the assumption of approximately $6 million of long-term debt.  Approximately $29 million in cash will be paid to AWR at closing. The purchase price is subject to certain adjustments for changes in retained earnings. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the ACC, which is anticipated to be received in 2011.  Accordingly, the operational results of CCWC are reported in discontinued operations.

ASUS, itself or through its wholly owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services, including both the operation and maintenance and, in most cases, the renewal and replacement of the water and/or wastewater systems pursuant to 50-year fixed price contracts, which are subject to periodic prospective price redeterminations and modifications for changes in circumstances.  All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. In either event, ASUS or the affected subsidiary is entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of these contracts unless the parties agree otherwise. Prices are subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations, and changes in wages and fringe benefits to the extent provided in each of the contracts.  AWR guarantees performance on all of ASUS’ military contracts.  Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

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

•                  PSUS - water and wastewater systems at Fort Jackson in South Carolina effective February 16, 2008; and

•                  ONUS - water and wastewater systems at Fort Bragg, Pope Air Force Base and Camp MacKall, North Carolina effective March 1, 2008.

Overview

The following analysis includes a presentation of “adjusted fully diluted earnings from continuing operations”, which exclude the one-time pretax charge for the impairment of assets and loss contingencies recorded during the three and nine months ended September 30, 2010. This measure is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”). Management believes that the presentation of this adjusted measure is useful to investors because it provides a means of evaluating AWR’s operating performance without giving effect to one-time charges that occurred in the third quarter of 2010, which had been triggered principally by pending regulatory matters and do not reflect the day-to-day operations of the Company. Included in the following analysis is also a discussion of water and electric margins.  Water and electric margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance. A reconciliation of water and electric margins to the most directly comparable GAAP measures are included in the table under our discussion of supply costs included in operating expenses.

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses through approximately 2,900 miles of water distribution pipelines and the delivery of electricity in the Big Bear area of San Bernardino County. Rates charged to customers of GSWC and CCWC are determined by the CPUC and ACC, respectively. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting financial performance of our regulated utilities include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and our overhead costs; fines, penalties and disallowances by state regulatory agencies arising from failures to comply with regulatory requirements; weather; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs; and risks associated with litigation relating to water quality and water supply, including suits initiated by Registrant to protect its water supply.

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned primarily from the operation and maintenance and renewal and replacement of the water and/or wastewater systems for the U.S. government at various military bases. All of the current contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of infrastructure improvements at these bases pursuant to the terms of these 50-year contracts or pursuant to contract modifications.  Additional revenues generated by contract operations are primarily dependent on these new construction activities.  As a result, ASUS is subject to risks that are different than those of Registrant’s regulated water and electric utilities.  ASUS plans to continue seeking contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases.  Factors affecting the financial performance of our Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the redetermination and equitable adjustment of prices under the contracts with the U.S. government; fines, penalties or disallowance of costs by the federal government; and termination of contracts and suspension or debarment for a period of time from contracting with the federal government due to violations of federal law and regulations in connection with military utility privatization activities.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in capital markets and through bank borrowings. In May 2010, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement in order to extend the expiration date of the syndicated credit facility from June 3, 2010 to May 27, 2013.  The maximum amount that may be borrowed under the amended facility was reduced from $115,000,000 to $100,000,000.  The Company may, under the terms of the Amended and Restated Credit Agreement, elect to increase the aggregate bank commitments by up to $40,000,000.

For the three months ended September 30, 2010, income from continuing operations was $5.7 million compared to $9.9 million in the same period of 2009, a decrease of 42.7%. Diluted earnings per share from continuing operations for the three months ended September 30, 2010 were $0.30 compared to $0.53 in the same period of 2009, a decrease of $0.23 per share due largely to a one-time pretax charge of $9.0 million, or $0.32 per share, recorded at GSWC during the third quarter of 2010 for the impairment of assets and loss contingencies resulting from pending regulatory matters, which may be adjusted as additional information becomes known.

Excluding the effect of the $0.32 per share one-time pretax charge for the impairment of assets and loss contingencies discussed above, adjusted fully diluted earnings from continuing operations (a non-GAAP financial measure) would be $0.62 per share for the third quarter ended September 30, 2010, a $0.09 per share increase, as compared to the same period of 2009 due to the following significant items, all of which are more fully discussed later: (i) an increase in the dollar water margin of GSWC’s water operations of $2.6 million, or $0.08 per share; (ii) an increase in the dollar electric margin of $1.5 million, or $0.05 per share; (iii) an increase in other operating expenses (other than supply costs) at GSWC of $1.5 million, or $0.05 per share; (iv) an increase in ASUS’ pretax operating income of $703,000, or $0.02 per share; (v) a decrease in other income of $591,000 or $0.02 per share related to losses incurred at one of AWR’s investments in a partially-owned affiliate accounted for by the equity method; (vi) an increase in the effective income tax rate, negatively impacting earnings by $0.02 per share, due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements and other non-deductible items; and (vii) a decrease in interest expense, net of interest income of $789,000, or $0.03 per share.

For the nine months ended September 30, 2010, income from continuing operations decreased to $22.8 million compared to $26.3 million in the same period of 2009.  Reported diluted earnings from continuing operations for the nine months ended September 30, 2010 were $1.21 per share compared to $1.46 per share for the nine months ended September 30, 2009.  Excluding the effect of the $0.32 per share one-time pretax charge for the impairment of assets and loss contingencies discussed above, adjusted fully diluted earnings from continuing operations (a non-GAAP financial measure) would be $1.53, a $0.07 per share increase, as compared to the same period of 2009 due to the following significant items, all of which are more fully discussed later: (i) an increase in GSWC’s dollar water and electric margin of $6.9 million, or $0.22 per share; (ii) an increase in other operating expenses at GSWC (other than supply costs), of $7.1 million, or $0.23 per share; (iii) an increase in operating income of $8.1 million, or $0.26 per share for contracted services due primarily to the receipt of retroactive and prospective equitable adjustments and other improved financial performance at the Military Utility Privatization Subsidiaries; (iv) a decrease in other income of $648,000, or $0.02 per share, due to losses incurred at one of AWR’s investments, accounted for by the equity method; (v) a change in enacted state tax law during the first quarter of 2009 which resulted in a tax benefit of $918,000, or $0.05 per share which did not recur in 2010; (vi) an overall increase in the effective income tax rate (excluding the tax benefit mentioned previously) decreasing earnings by approximately $0.06 per share, due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements and other nondeductible permanent items; and (vii) a decrease of $0.05 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.15 million shares of AWR’s Common Shares in a public offering in May 2009.

As previously discussed, on June 7, 2010, Registrant entered into a stock purchase agreement to sell all of the common shares of CCWC for a total purchase price of $35 million, including the assumption of approximately $6 million of long-term debt. Approximately $29 million in cash will be paid to AWR at closing. The purchase price is subject to certain adjustments for changes in retained earnings.  The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the ACC, which is anticipated to be received in 2011.  Therefore, no gain on disposal of CCWC has been recorded during the three and nine months ended September 30, 2010. Had the transaction closed as of September 30, 2010, AWR would have recognized a pretax gain on disposal of approximately $6.0 million, net of transaction costs of $708,000. The results of operations of CCWC for the three and nine months ended September 30, 2010 and 2009 have been presented as a discontinued operation.  For the three and nine months ended September 30, 2010, income from discontinued operations increased by $1.2 million or $0.06 per share, and $1.5 million or $0.08 per share, respectively, compared to the same periods of 2009 due to improved financial performance at CCWC.

Negatively impacting pretax operating income from GSWC’s water operations for the three and nine months ended September 30, 2010 is the delay from the CPUC in receiving final approval of GSWC’s Region II, Region III, and general office rate case filed in July 2008.  On October 20, 2010, the CPUC issued a proposed decision and an alternate decision (“Proposed Decisions”) for this rate case. The Proposed Decisions adopt the partial settlement agreement reached between GSWC and the Division of Ratepayer Advocates which include capital budgets, sales, and supply costs.  The CPUC may approve either the proposed or alternate decision, as written, or modify them based upon comments received during a twenty day comment period which commenced on October 20, 2010. GSWC is in the process of providing comments to the CPUC regarding items in the decisions and cannot predict whether any changes will be made to the decisions prior to adoption. The CPUC is scheduled to issue a final decision in the fourth quarter of 2010.

Once approved, the final decision will authorize the 2010 rate increases retroactive to January 1, 2010.  In addition to the new rates, GSWC will implement a surcharge to recover, over the remainder of this three year rate case cycle, the revenue difference between interim rates implemented on January 1, 2010 and the new rates, once a final decision is issued by the CPUC. The final decision would also adopt new revenue requirements and reflect the most recent rates in supply costs.  Accordingly, once a final decision is issued by the CPUC, GSWC will re-calculate and adjust, retroactively, amounts recorded for 2010 in Region II and Region III’s Water Revenue Adjustment Mechanism accounts and Modified Cost Balancing Accounts based on the new adopted revenues and supply costs. Depreciation expense will also be re-calculated based on new composite depreciation rates.  This adjustment will also be recorded retroactively to January 1, 2010.  Based on the Proposed Decisions, GSWC’s depreciation expense for the nine months ended September 30, 2010 would have increased by approximately $2.8 million had the decision been in place on January 1, 2010.  The adjustments noted above, among others, will be included in the results of the fourth quarter of 2010 upon issuance of the final decision by the CPUC.  Had the new rates from the Proposed Decisions been in place on January 1, 2010, pretax operating income for the nine months ended September 30, 2010 would have increased by $10.3 million, or $0.33 per share, and have been reflected in the following quarters (amounts in thousands, except per share amounts):

	Impact To
	Pretax
	Operating	Impact To
Pro-Forma Increase by Quarter *	Income	EPS
First Quarter	$2,312	$0.07
Second Quarter	4,312	0.14
Third Quarter	3,644	0.12
Nine months ended September 30, 2010	$10,268	$0.33

*The amounts summarized in the above table have not been reflected in reported earnings through September 30, 2010 pending final approval by the CPUC of Regions II and II and the General Office general rate case.  As previously discussed, the final decision is expected in the fourth quarter of 2010.  Management cannot predict the ultimate outcome from the final decision.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units included in continuing operations: water and electric service utility operations conducted through GSWC, and a contracted services unit through ASUS and its subsidiaries.  As discussed previously, in June 2010 AWR entered into a stock purchase agreement to sell all the common shares of CCWC.  Accordingly, the results of operations of CCWC for the three and nine months ended September 30, 2010 and 2009 have been reported in discontinued operations.  The summary results by segment below are presented for AWR’s continuing operations.

Third Quarter Results

The tables below set forth summaries of the results by segment of continuing operations (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE	9/30/2010	9/30/2009	CHANGE	CHANGE

Water	$82,634	$76,121	$6,513	8.6%	$12,852	$21,122	$(8,270)	-39.2%
Electric	7,917	6,563	1,354	20.6%	1,133	(669)	1,802	-269.4%
Contracted services	20,749	16,641	4,108	24.7%	3,159	2,456	703	28.6%
AWR (parent)	—	—	—	—	(247)	(241)	(6)	2.5%
Totals from continuing operations	$111,300	$99,325	$11,975	12.1%	$16,897	$22,668	$(5,771)	-25.5%

Water - For the three months ended September 30, 2010, pretax operating income for water decreased by $8.3 million, or 39.2%, primarily due to a pretax charge of $9.0 million, or $0.32 per share, for impairment of assets and loss contingencies resulting from pending regulatory matters, as discussed further in Regulatory Matters.  This was partially offset by a $2.6 million increase in the dollar water margin.  This increase in water margin was largely due to the implementation of the Water Revenue Adjustment Mechanism (“WRAM”) account and the Modified Cost Balancing Account (“MCBA”) for Region I, both implemented in September 2009.  Due to the delay in the Region II, Region III and general office rate case, GSWC’s revenues and supply costs for Regions II and III for the third quarter of 2010 have been recorded using 2009 adopted sales levels pending resolution of this general rate case, which is expected in the fourth quarter of 2010.  New rates, once approved by the CPUC, are expected to be retroactive to January 1, 2010.

Electric — For the three months ended September 30, 2010, pretax operating income from electric operations increased by $1.8 million due to an increase in the electric margin of $1.5 million due primarily to revenues related to rate increases effective November 2009 and January 2010, and a decrease of $342,000 in operating expenses.

Contracted Services - For the three months ended September 30, 2010, pretax operating income for contracted services increased by $703,000, or 28.6%.  This was primarily due to an increase in construction activities.   There was an increase in construction activity at Fort Jackson in South Carolina and Fort Bragg in North Carolina as compared to the third quarter of 2009.  There was also an increase in operations and maintenance revenues due primarily to a retroactive interim increase at Andrews Air Force Base in Maryland.

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and/or wastewater systems at the military bases.  In addition, higher allocations of corporate headquarters’ expenses to ASUS and its wholly owned subsidiaries by the CPUC were not contemplated at the time the contracts with the U.S. government were negotiated and will need to be addressed in future price redeterminations.

Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties to a contract.  In the event that ASUS is managing more assets at specific military bases than were included in the U.S. government’s Request for Proposal or if the assets are in substandard condition, ASUS is permitted to file, and has filed, an REA.

Below is a summary of price redetermination and requests for equitable adjustment filings by ASUS subsidiary.

•                  FBWS — In connection with the inventory settlement with the U.S. government reached in January 2010, FBWS and the government agreed to waive the first and second price redeterminations for Fort Bliss required under the original 50-year contract.

•                  TUS —The first price redetermination for Andrews Air Force Base was filed in December 2007.  In June 2010, TUS received notification from the U.S. government that its price redetermination filing was deficient.  TUS is currently in discussions with the government on the resolution of the first price redetermination.  Pending such resolution, the government has approved a retroactive adjustment of $1.0 million, resulting in the recording in the third quarter of 2010 of $700,000 in additional revenues and pretax operating income, and $300,000 for payment of work performed and previously recognized as construction revenues.  A prospective 18.92% increase in the contract rates is also in effect on an interim basis.

•                  ODUS —In June 2010 ODUS received notification from the U.S. government that its first price redetermination filings for the Virginia bases are deficient.  The Company is currently in discussions with the U.S. government on the resolution of the first price redetermination. Interim increases of 16.93% have been in effect for these bases since 2008.

•                  PSUS — PSUS filed an REA in the second quarter of 2009 with the U.S. government in connection with costs incurred in response to an emergency sanitary sewer overflow at Fort Jackson in South Carolina.  In September 2010, the government approved the REA, resulting in $689,000 in additional construction revenues and pretax operating income recorded in the third quarter of 2010.  PSUS also filed an REA in connection with the substandard condition of the inventory assumed at Fort Jackson as compared to what was presented in the government’s Request for Proposal.  Resolution of this REA is expected in late 2010 or early 2011.  Finally, the first price redetermination for Fort Jackson is expected to be filed by the end of 2010.  An interim increase of 3.4% is currently in effect.

•                  ONUS - In April 2009, ONUS filed a request for contract modification with the government in connection with costs associated with initial system deficiency work.  Resolution of this request is expected in 2010.  The first price redetermination for ONUS is expected to be filed by the end of 2010.  An interim increase of 3.6% is currently in effect.

Price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues to help offset increased costs and provide Registrant the opportunity to continue to generate positive operating income at its Military Utility Privatization Subsidiaries.  As of September 30, 2010, ASUS has $1.1 million of goodwill, which may be at risk for potential impairment if requested price redeterminations and equitable adjustments that have not yet been approved, are not received.

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

Year-to-Date Results

The tables below set forth summaries of the results by segment of continuing operations (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	9 Months	9 Months			9 Months	9 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE	9/30/2010	9/30/2009	CHANGE	CHANGE

Water	$211,507	$203,594	$7,913	3.9%	$41,114	$55,740	$(14,626)	-26.2%
Electric	26,741	21,083	5,658	26.8%	4,309	(1,141)	5,450	-477.7%
Contracted services	56,994	44,332	12,662	28.6%	12,606	4,539	8,067	177.7%
AWR (parent)	—	—	—	—	(831)	(736)	(95)	12.9%
Totals from continuing operations	$295,242	$269,009	$26,233	9.8%	$57,198	$58,402	$(1,204)	-2.1%

Water - Pretax operating income for water decreased by $14.6 million, or 26.2%, primarily due to a pretax charge of $9.0 million, or $0.32 per share, for the impairment of assets and loss contingencies resulting from pending regulatory matters, as discussed further in Regulatory Matters.  There were also increases in other operating expenses, with no corresponding rate recovery due to the delay in the CPUC’s decision on GSWC’s Regions II, III and general office rate case discussed further in Regulatory Matters. These increases were partially offset by a $1.5 million increase in the dollar water margin due primarily to the implementation of Region I’s WRAM and MCBA in September 2009, as previously discussed. GSWC’s revenues and supply costs for Regions II and III for the first nine months of 2010 have been recorded using 2009 adopted levels pending resolution of the general rate case, which is expected in the fourth quarter of 2010.  New rates, once approved by the CPUC, are expected to be retroactive to January 1, 2010.

Electric — For the nine months ended September 30, 2010, pretax operating income from electric operations increased by $5.5 million due to increases in rates which went into effect in November 2009 and January 2010.  In addition, as a result of the Base Revenue Requirement Adjustment Mechanism (“BRRAM”), which also went into effect in November 2009, BVES recorded $1.0 million in additional revenues due to lower customer usage as compared to adopted levels authorized by the CPUC.  Also, in March 2010, the CPUC approved for recovery a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation, effective and retroactive from June 4, 2009 to October 31, 2009.  As a result, during the first quarter of 2010, BVES recorded a regulatory asset of $958,000 and a corresponding increase to revenues for amounts included in this memorandum account.

Contracted Services - For the nine months ended September 30, 2010, pretax operating income for contracted services increased by $8.1 million, or $0.27 per share, primarily due to contract modifications approved by the U.S. government during the first nine months of 2010 in connection with requests for equitable adjustment previously filed for inventory price adjustments at Fort Bliss in Texas and Fort Bragg in North Carolina.  In addition, there was a contract modification for an interim rate increase pending resolution of the first price redetermination which included approximately $700,000 in retroactive management fee revenues at Andrews Air Force Base in Maryland.  These contract modifications increased revenues and pretax operating income by a combined $6.3 million.  In addition, there was an overall increase in construction activities as compared to the same period in 2009 primarily at Fort Bragg, partially offset by decreased construction activity at Fort Bliss, Andrews Air Force Base, and the military bases in Virginia.  Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government for additional construction activity may or may not continue in future periods.

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other continuing subsidiaries, GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Consolidated Results of Operations — Three Months Ended September 30, 2010 and 2009 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
OPERATING REVENUES
Water	$82,634	$76,121	$6,513	8.6%
Electric	7,917	6,563	1,354	20.6%
Contracted services	20,749	16,641	4,108	24.7%
Total operating revenues	111,300	99,325	11,975	12.1%

OPERATING EXPENSES
Water purchased	15,693	13,822	1,871	13.5%
Power purchased for pumping	3,459	3,131	328	10.5%
Groundwater production assessment	3,311	3,247	64	2.0%
Power purchased for resale	2,950	2,793	157	5.6%
Supply cost balancing accounts	6,219	4,806	1,413	29.4%
Other operation expenses	7,788	7,494	294	3.9%
Administrative and general expenses	26,282	16,806	9,476	56.4%
Depreciation and amortization	8,397	7,890	507	6.4%
Maintenance	4,314	3,893	421	10.8%
Property and other taxes	3,566	3,509	57	1.6%
ASUS construction expenses	12,424	9,266	3,158	34.1%
Total operating expenses	94,403	76,657	17,746	23.1%

OPERATING INCOME	16,897	22,668	(5,771)	-25.5%

OTHER INCOME AND EXPENSES
Interest expense	(4,963)	(5,760)	797	-13.8%
Interest income	166	174	(8)	-4.6%
Other	(553)	38	(591)	-1555.3%
	(5,350)	(5,548)	198	-3.6%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	11,547	17,120	(5,573)	-32.6%
Income tax expense	5,878	7,229	(1,351)	-18.7%
INCOME FROM CONTINUING OPERATIONS	5,669	9,891	(4,222)	-42.7%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	983	(193)	1,176	-609.3%
NET INCOME	$6,652	$9,698	$(3,046)	-31.4%

Net income from continuing operations for the three months ended September 30, 2010 was $5.7 million, equivalent to $0.31 and $0.30 per common share on a basic and fully diluted basis, respectively, compared to $9.9 million or $0.53 per common share on a basic and fully diluted basis, for the three months ended September 30, 2009, a decrease of $0.23 per diluted common share.

Impacting the comparability of the results from continuing operations between the two periods on a diluted per share basis are primarily the following significant items:

•                  An increase in the water margin of GSWC of $2.6 million, or $0.08 per share, during the three months ended September 30, 2010 as compared to the same period in 2009 due primarily to the WRAM accounts, net of the MCBA, implemented in September 2009 in Region I’s rate making areas, offset by consumption decreases.

•                  An increase in the electric margin of $1.5 million, or $0.05 per share, during the three months ended September 30, 2010 as compared to the same period in 2009 due primarily to: (i) higher rates approved by the CPUC effective November 2, 2009 and January 1, 2010, and; (ii) the margin impact of recording $324,000 of additional revenues in the BRRAM account, implemented in November 2009.

•                  A one-time pretax charge of $9.0 million, or $0.32 per share, at GSWC for the impairment of assets and loss contingencies resulting from pending regulatory matters, which may be adjusted as additional information becomes known.

•                   Excluding the one-time pretax charge from pending regulatory matters mentioned above, there was an increase of $1.5 million, or $0.05 per share, in other operating expenses at GSWC during the third quarter of 2010 due primarily to: (i) an increase in operation and administrative and general expenses of $613,000 due to higher labor costs and other employee benefits, and conservation related expenses; (ii) an increase of $403,000 in maintenance expenses; and (iii) an increase of $465,000 in depreciation expense.  These increases in operating expenses were incurred with no corresponding rate recovery due to the delay in the CPUC’s decision on GSWC’s Regions II, III and the general office rate case, which is expected in the fourth quarter of 2010 and will be retroactive to January 1, 2010.  Had the new rates been in place on January 1, 2010, pretax operating income for the three months ended September 30, 2010 would have increased by $3.6 million, or $0.12 per share, based on the proposed decisions.

•                  An increase in pretax operating income for contracted services of $703,000, or $0.02 per share, during the three months ended September 30, 2010 due primarily to increased construction activity at Fort Bragg in North Carolina as compared to the same period in 2009.

•                    A decrease in interest expense, net of interest income of $789,000, or $0.03 per share, due primarily to a downward adjustment in interest expense recorded in the interest rate balancing account, partially offset by slightly higher interest rates on short-term borrowings as compared to the same period of 2009.

•                    An increase in the effective tax rate negatively impacted earnings by $0.02 per share primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements and other nondeductible permanent items. The effect that these flow-through and permanent book-tax differences had on the ETR was further magnified by the reduced pretax book income.

•                   A decrease in other income of $591,000, or $0.02 per share, due primarily to losses incurred at one of AWR’s investments, accounted for by the equity method.

As previously discussed, on June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC. Income from discontinued operations for the three months ended September 30, 2010 was $983,000, equivalent to $0.05 per common share on a basic and fully diluted basis, compared to a loss of $193,000 or negative $0.01 per common share on a basic and fully diluted basis, for the three months ended September 30, 2009, an increase of $0.06 per common share.  This was due to a loss of $760,000 recorded in the third quarter of 2009 resulting from a decision issued by the ACC in October 2009 related to a settlement for removal of a well.  There was no corresponding loss recorded in 2010.  In addition, there was a decrease of $696,000 in depreciation expense.  In accordance with generally accepted accounting principles for assets classified as held for sale, the Company ceased depreciating utility plant related to CCWC effective June 2010.

Operating Revenues

Water

Due to the delay in GSWC’s Regions II and III and general office rate case, GSWC’s revenues and supply costs for Regions II and III for the third quarter of 2010 have been recorded using 2009 adopted levels pending resolution of this general rate case, which is expected in the fourth quarter of 2010. For the three months ended September 30, 2010, revenues from continuing water operations increased to $82.6 million, compared to $76.1 million for the three months ended September 30, 2009.  For the three months ended September 30, 2010, GSWC recorded $2.1 million in additional revenues in Region I’s WRAM which was implemented in September 2009 to adjust consumption levels to those adopted by the CPUC, partially offset by a decrease in Region I’s actual consumption when compared to the third quarter of 2009.  Consumption by GSWC’s customers decreased by 4.9% for three months ended September 30, 2010 as compared to the same period in 2009. There was also an increase in water revenues of $3.4 million due to surcharges approved by the CPUC in effect to recover under-collections in supply costs.

Electric

For the three months ended September 30, 2010, revenues from electric operations increased by 20.6% to $7.9 million compared to $6.6 million for the three months ended September 30, 2009 due primarily to rate increases effective November 2, 2009 and January 1, 2010 approved in October 2009 by the CPUC.  This generated an increase of approximately $1.3 million in electric revenues.  In addition, the Company recorded $324,000 in additional revenues related to the BRRAM account, also effective November 2, 2009, to adjust BVES’ 2010 third quarter revenues to base rate revenues approved by the CPUC.  These increases were partially offset by a decrease in electric usage of 1.8% for the three months ended September 30, 2010 as compared to the same period in 2009.

Contracted Services

Revenues from contracted services are primarily comprised of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended September 30, 2010, revenues from contracted services increased by $4.1 million, or 24.7%, to $20.7 million compared to $16.6 million for the three months ended September 30, 2009. The increase is primarily due to higher construction revenues.

Construction revenues totaled $16.3 million, increasing by $3.0 million compared to the third quarter of 2009.  This was primarily due to an increase of $7.8 million in construction revenue at Fort Bragg in North Carolina and at Fort Jackson in South Carolina including $689,000 of additional construction revenues and pretax operating income for the third quarter of 2010 resulting from receipt of a contract modification at PSUS to cover previously incurred costs associated with a sanitary sewer overflow.  These increases were partially offset by lower construction revenues at the military bases in Virginia.  In addition, construction revenues for the third quarter of 2009 included $1.1 million related to an approved REA for construction costs at Fort Jackson mostly incurred in 2008. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government for new construction activity may or may not continue in future periods.

For the three months ended September 30, 2010, management fees totaled $4.4 million as compared to $3.4 million for the three months ended September 30, 2009.  This increase is due to a retroactive price increase effective February 2008, the second anniversary date of commencement of operations, at TUS for Andrews Air Force Base, pending resolution of a price redetermination filed in 2008.  In addition, an REA approved in January 2010 resulted in an increase in management fees at Fort Bragg (ONUS) to reflect increased inventory levels covered under the original contract, which provided for interim increases totaling $145,000 per month since March 2010.  This resulted in an increase in management fees of $435,000 for the three months ended September 30, 2010 as compared to the same period in 2009.  Finally, there was an increase in management fees totaling $207,000 earned in 2010 and related to a contract with a municipality to provide billing and meter reading services. Effective January 1, 2010, GSWC assigned this service contract with the municipality to ASUS.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 34% and 36% of total operating expenses for the three months ended September 30, 2010 and 2009, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended September 30, 2010 and 2009 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$82,634	$76,121	$6,513	8.6%
WATER SUPPLY COSTS:
Water purchased (1)	$15,693	$13,822	$1,871	13.5%
Power purchased for pumping (1)	3,459	3,131	328	10.5%
Groundwater production assessment (1)	3,311	3,247	64	2.0%
Water supply cost balancing accounts (1)	5,645	3,970	1,675	42.2%
TOTAL WATER SUPPLY COSTS	$28,108	$24,170	$3,938	16.3%
WATER MARGIN (2)	$54,526	$51,951	$2,575	5.0%
PERCENT MARGIN - WATER	66.0%	68.2%

ELECTRIC OPERATING REVENUES ¹	$7,917	$6,563	$1,354	20.6%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,950	$2,793	$157	5.6%
Electric supply cost balancing accounts (1)	574	836	(262)	-31.3%
TOTAL ELECTRIC SUPPLY COSTS	$3,524	$3,629	$(105)	-2.9%
ELECTRIC MARGIN (2)	$4,393	$2,934	$1,459	49.7%
PERCENT MARGIN - ELECTRIC	55.5%	44.7%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $6,219,000 and $4,806,000 for the three months ended September 30, 2010 and 2009, respectively.

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

On August 21, 2008, the CPUC issued a final decision for Regions II and III which approved the establishment of a modified cost balancing account that allows recovery of supply costs for changes in water supply mix.  GSWC implemented the MCBA in late November 2008 for Regions II and III and in September 2009 for Region I’s rate-making areas prospectively in connection with the new conservation rate design and the implementation of a WRAM.  Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances  between adopted and actual purchased water, purchased power, and pump tax expenses (which include the effects of changes in both rate and volume) are recorded as a component of the supply cost balancing account provision.  The amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each rate-making area).

As previously discussed, GSWC’s supply costs for Regions II and III for the third quarter of 2010 have been recorded using 2009 adopted levels pending resolution of the Region II, Region III and the general office rate case, which is expected in the fourth quarter of 2010.  For the three months ended September 30, 2010, 37.9% of GSWC’s water supply mix was purchased as compared to 38.5% purchased for the three months ended September 30, 2009.  However, as noted above, the implementation of the MCBA for GSWC’s water regions eliminates the effects on earnings of changes in the water supply mix prospectively. The adopted percentage of purchased water for the three months ended September 30, 2010 at Regions I, II and III was 22.5%, 64.3% and 49.4%, respectively, as compared to actual purchased water of 19.8%, 42.2% and 45.5%, respectively, for the third quarter of 2010. The overall improvement in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. However, this was partially offset by under-collections as a result of higher rates charged by suppliers than those included in the adopted supply costs.  The overall water margin percent was 66.0% in the third quarter of 2010 as compared to 68.2% in the same period of 2009.

Purchased water costs for the three months ended September 30, 2010 increased by 13.5% to $15.7 million as compared to $13.8 million for the same period of 2009.  The increase in purchased water costs was due to higher water rates charged from wholesale suppliers, partially offset by lower customer usage.

For the three months ended September 30, 2010, power purchased for pumping increased to $3.5 million as compared to $3.1 million in the same period of 2009 due to an increase in supplier rates, partially offset by a decrease in total demand as a result of conservation efforts.  Groundwater production assessments increased slightly as a result of increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2010, partially offset by lower customer demand.  Average pump tax rates increased in Region II by approximately 13% between the two periods. The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $1.7 million in the water supply cost balancing account provision during the three months ended September 30, 2010 as compared to the same period in 2009 was primarily caused by a net decrease of $341,000 of under-collections for the three months ended September 30, 2010 (related to Region I) compared to the same period in 2009, and a $3.4 million increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect. This was partially offset by a decrease in the over-collection in the MCBA accounts of $2.0 million for the three months ended September 30, 2010 due to an increase in water supply rates as compared to the same period in 2009.

For the three months ended September 30, 2010, the cost of power purchased for resale to customers in GSWC’s BVES division increased slightly to $3.0 million compared to $2.8 million for the three months ended September 30, 2009 reflecting higher energy costs.  On January 1, 2009, GSWC began receiving power under a purchased power contract.  The main product under the contract provides for 13 MWs of electric energy at a fixed price of $67.85 per MWh during 2010 as compared to $63.75 per MWh during 2009.  This difference between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account.  This increase in costs was partially offset by 1.8% lower customer demand as compared to the three months ended September 30, 2009.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated systems of Registrant’s continuing water business, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended September 30, 2010 and 2009, other operation expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water Services	$6,371	$6,037	$334	5.5%
Electric Services	536	549	(13)	-2.4%
Contracted Services	881	908	(27)	-3.0%
Total other operation expenses	$7,788	$7,494	$294	3.9%

For the three months ended September 30, 2010, other operation expenses for GSWC’s water services increased by $334,000 due primarily to an increase in costs related to water conservation educational materials and supplies of $563,000. These increases were partially offset by a decrease in outside services of $229,000.

There was a decrease of $27,000 in other operating expenses for contracted services due to a decrease of $300,000 in outsides services and a decrease of $18,000 in miscellaneous other operating expenses, partially offset by higher wages and related benefits of $291,000 as a result of increases in salaries for employees under the annual performance-based salary review program and the addition of staff at various locations.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended September 30, 2010 and 2009, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water Services	$21,180	$11,650	$9,530	81.8%
Electric Services	1,829	2,061	(232)	-11.3%
Contracted Services	3,046	2,883	163	5.7%
AWR (parent)	227	212	15	7.1%
Total administrative and general expenses	$26,282	$16,806	$9,476	56.4%

For the three months ended September 30, 2010, administrative and general expenses increased by $9.5 million from GSWC’s water services compared to the three months ended September 30, 2009 largely due to a one-time pretax charge of $9.0 million for the impairment of assets and loss contingencies resulting from pending regulatory matters.  There was also an increase in labor costs and other employee benefits of $991,000 due largely to higher wages related to Registrant’s annual performance-based salary review program and an increase of approximately $38,000 in other miscellaneous administrative and general expenses.  These increases were partially offset by: (i) a decrease in pension costs of $186,000; (ii) a decrease in data transmission line costs of $184,000 and, (iii) a decrease of $129,000 in outside services including legal and consulting costs.

For the three months ended September 30, 2010, administrative and general expenses decreased by $232,000 from electric services as compared to the same period in 2009 due to a decrease of $338,000 in outside services and other costs incurred related to the general rate case, which was finalized in October 2009.  This was partially offset by an increase of $30,000 in labor and employee related benefits and $76,000 in miscellaneous other administrative and general expenses.

For the three months ended September 30, 2010, administrative and general expenses increased by $163,000 for contracted services compared to the three months ended September 30, 2009 due primarily to an increase of $149,000 in outside services costs (largely legal costs related to various filings with the U.S. government) and an increase in other miscellaneous administrative and general costs of $14,000.

Depreciation and Amortization

For the three months ended September 30, 2010 and 2009, depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water Services	$7,621	$7,151	$470	6.6%
Electric Services	560	565	(5)	-0.9%
Contracted Services	216	174	42	24.1%
Total depreciation and amortization	$8,397	$7,890	$507	6.4%

For the three months ended September 30, 2010, depreciation and amortization expense for water and electric services increased by $465,000 to $8.2 million compared to $7.7 million for the three months ended September 30, 2009 reflecting, among other things, approximately $82.8 million of additions to utility plant during 2009, depreciation on which began in January 2010.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its continuing regulated subsidiaries and increases in the composite depreciation rates.  As previously mentioned, once the Region II and Region III general rate case is approved, depreciation expense will be re-calculated based on new composite depreciation rates.  This adjustment to depreciation expense will also be recorded retroactively to January 1, 2010. Based on the proposed decision that was issued in November 2009 and later withdrawn, GSWC’s depreciation expense for the three months ended September 30, 2010 would have increased by approximately $933,000 had the decision been in place on January 1, 2010.  Registrant believes that depreciation expense related to property additions and updated composite depreciation rates approved by the appropriate regulatory agency will be recovered through water and electric rates.

There were also increases of approximately $42,000 for the contracted services segment due to the addition of fixed assets.

Maintenance

For the three months ended September 30, 2010 and 2009, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water Services	$3,566	$3,055	$511	16.7%
Electric Services	140	249	(109)	-43.8%
Contracted Services	608	589	19	3.2%
Total maintenance	$4,314	$3,893	$421	10.8%

For the three months ended September 30, 2010, maintenance expense for water and electric services increased to $3.7 million compared to $3.3 million for the three months ended September 30, 2009 due principally to an increase in planned maintenance on GSWC’s wells, water supply and distribution facilities, particularly in Regions II and III. Registrant anticipates that maintenance expense will continue to increase due to the aging infrastructure.  Registrant believes that increases in maintenance expense approved by the CPUC will be recovered through water rates.

Property and Other Taxes

For the three months ended September 30, 2010 and 2009, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water Services	$2,959	$2,965	$(6)	-0.2%
Electric Services	195	179	16	8.9%
Contracted Services	412	365	47	12.9%
Total property and other taxes	$3,566	$3,509	$57	1.6%

Property and other taxes for the three months ended September 30, 2010 increased slightly as compared to the same period in 2009 primarily as a result of increased gross receipts taxes in contracted services reflecting higher revenues.

ASUS Construction Expenses

For the three months ended September 30, 2010, construction expenses were $12.4 million, increasing $3.2 million compared to the same period in 2009 due primarily to new construction projects at Fort Bragg in North Carolina and Fort Jackson in South Carolina, which increased $6.3 million and $0.7 million, respectively, over the same period in 2009.  These increases were partially offset by a decrease of $3.8 million in construction expenses at the other Military Utility Privatization Subsidiaries.

Interest Expense

For the three months ended September 30, 2010 and 2009, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water and Electric Services	$4,864	$5,693	$(829)	-14.6%
Contracted Services	59	90	(31)	-34.4%
AWR (parent)	40	(23)	63	-273.9%
Total interest expense	$4,963	$5,760	$(797)	-13.8%

Interest expense for the three months ended September 30, 2010 decreased as compared to the same period in 2009 due primarily to a decrease in the amount recorded to the interest rate balancing account.  A decision issued in July 2009 in the GSWC cost of capital proceeding authorized an interest rate balancing account to track interest costs of new debt.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision.  In August 2010, GSWC filed an advice letter with the CPUC for approval of a customer refund based on the difference between the adopted cost of new debt in its authorized capital structure and the actual cost of new debt.  This advice letter was approved in October 2010, resulting in a downward adjustment of $654,000 to interest expense for the third quarter of 2010 which was previously recorded in the interest rate balancing account.

The average interest rate on short-term borrowings for the three months ended September 30, 2010 was 1.5% as compared to an average of 0.9% during the same period of 2009. Average bank loan balances outstanding under the AWR credit facility for the three months ended September 30, 2010 and 2009 were approximately $45.2 million and $12.9 million, respectively.

Interest Income

For the three months ended September 30, 2010 and 2009, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water and Electric Services	$163	$170	$(7)	-4.1%
Contracted Services	—	4	(4)	-100.0%
AWR (parent)	3	—	3	100%
Total interest income	$166	$174	$(8)	-4.6%

Interest income decreased slightly for the three months ended September 30, 2010 as compared to the same period in 2009 due to lower interest rates.

Other

For the three months ended September 30, 2010, Registrant recorded other expenses of $553,000 primarily as a result of losses incurred at one of AWR’s investments, accounted for by the equity method.

Income Tax Expense

For the three months September 30, 2010 and 2009, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water and Electric Services	$4,736	$6,418	$(1,682)	-26.2%
Contracted Services	1,193	881	312	35.4%
AWR (parent)	(51)	(70)	19	-27.1%
Total income tax expense	$5,878	$7,229	$(1,351)	-18.7%

For the three months ended September 30, 2010, income tax expense for water and electric services decreased by 26.2% to $4.7 million compared to $6.4 million for the three months ended September 30, 2009 due primarily to a decrease in pretax income of $6.1 million, partially offset by an increase in the effective tax rate (“ETR”) for GSWC which was 53.3% as compared to 42.9% for the same period in 2009.  The ETR deviates from the combined federal and state statutory rate primarily due to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items) and other nondeductible permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  Various items such as meals, entertainment, penalties, and certain charitable, lobbying, and political contributions may not be deductible for tax purposes.  The effect that these flow-through and permanent book-tax differences had on the ETR was further magnified by the reduced pretax book income.

Income tax expense for contracted services increased to $1.2 million for the three months ended September 30, 2010 compared to $881,000 for the three months ended September 30, 2009 due primarily to an increase in pretax income.  The ETR for contracted services for the three months ended September 30, 2010 was 38.5% as compared to a 37.2% ETR applicable to the three months ended September 30, 2009.

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

For the three months ended September 30, 2010, income from discontinued operations of $983,000 includes $31,000 (net of tax) of legal and consulting costs related to the CCWC sale transaction.  CCWC’s results improved by $1.2 million as compared to the third quarter of 2009 due primarily to higher water rates implemented in October 2009 as a result of the approval by the ACC of CCWC’s general rate case, and a decrease in operating expenses as compared to the same period in 2009.  Included in operating expenses for the third quarter of 2009 was a loss of $760,000 resulting from a decision issued by the ACC in October 2009 related to a settlement for removal of a well from service, which had previously been recorded as income.  There was no corresponding loss recorded in the third quarter of 2010.  In addition, there was a decrease of $696,000 in depreciation expense as compared to the third quarter of 2009.  In accordance with generally accepted accounting principles for assets classified as held for sale, the Company ceased depreciating long-lived assets related to CCWC effective June 2010.

Consolidated Results of Operations — Nine months ended September 30, 2010 and 2009 (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
OPERATING REVENUES
Water	$211,507	$203,594	$7,913	3.9%
Electric	26,741	21,083	5,658	26.8%
Contracted services	56,994	44,332	12,662	28.6%
Total operating revenues	295,242	269,009	26,233	9.8%

OPERATING EXPENSES
Water purchased	37,259	33,764	3,495	10.4%
Power purchased for pumping	7,062	7,233	(171)	-2.4%
Groundwater production assessment	8,597	8,621	(24)	-0.3%
Power purchased for resale	9,495	9,158	337	3.7%
Supply cost balancing accounts	14,720	11,666	3,054	26.2%
Other operation expenses	21,734	21,418	316	1.5%
Administrative and general expenses	61,478	48,525	12,953	26.7%
Depreciation and amortization	25,121	23,643	1,478	6.3%
Maintenance	12,882	11,571	1,311	11.3%
Property and other taxes	10,469	9,483	986	10.4%
ASUS construction expenses	29,225	25,540	3,685	14.4%
Net (gain) loss on sale of property	2	(15)	17	-113.3%
Total operating expenses	238,044	210,607	27,437	13.0%

OPERATING INCOME	57,198	58,402	(1,204)	-2.1%

OTHER INCOME AND EXPENSES
Interest expense	(16,491)	(16,508)	17	-0.1%
Interest income	985	675	310	45.9%
Other	(558)	90	(648)	-720.0%
	(16,064)	(15,743)	(321)	2.0%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	41,134	42,659	(1,525)	-3.6%
Income tax expense	18,305	16,325	1,980	12.1%
INCOME FROM CONTINUING OPERATIONS	22,829	26,334	(3,505)	-13.3%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	1,288	(205)	1,493	-728.3%
NET INCOME	$24,117	$26,129	$(2,012)	-7.7%

Net income from continuing operations for the nine months ended September 30, 2010 was $22.8 million, equivalent to $1.22 and $1.21 per common share on a basic and fully diluted basis, respectively, compared to $26.3 million or $1.46 on a basic and fully diluted basis, for the nine months ended September 30, 2009, a decrease in net income of 13.3%.

Impacting the comparability in the results from continuing operations of the two periods on a diluted per share basis are primarily the following significant items:

•                  An increase in the dollar water margin for the Company’s continuing water business of $1.5 million, or $0.05 per share, during the nine months ended September 30, 2010, due to the margin impact of recording the WRAM, net of MCBA, implemented for Region I’s rate making areas in September 2009. Due to the delay in GSWC’s Regions II and III and the general office rate case discussed further in Regulatory Matters, GSWC’s revenues and supply costs for Regions II and III for the first nine months of 2010 have been recorded using 2009 adopted levels pending resolution of this general rate case, which is expected in the fourth quarter of 2010.  New rates, once approved, are expected to be retroactive to January 1, 2010.

•                  An increase in the electric margin of $5.4 million, or $0.17 per share, during the nine months ended September 30, 2010 compared to the same period of 2009 due primarily to:  (i) increases in rates in November 2009 and January 2010 related to BVES’ general rate case approved by the CPUC; (ii) the CPUC approval in March 2010 for recovery of $958,000 in a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES; and (iii) the recording of $1.0 million in the BRRAM account implemented in November 2009 to adjust BVES’ 2010 revenues to the base rate revenues approved by the CPUC.

•                  A one-time pretax charge of $9.0 million, or $0.32 per share, at GSWC for the impairment of assets and loss contingencies resulting from pending regulatory matters, which may be adjusted as additional information becomes known.

•                  A settlement agreement reached with Mirant Trading resulting in the recording of $1.0 million, or $0.03 per share, in proceeds as a reduction to legal costs in 2009. There was no similar reduction in costs for the same period of 2010.

•                  Excluding the one-time pretax charge from pending regulatory matters mentioned above and the Mirant settlement, there was an increase of  $6.1 million, or $0.20 per share, in other operating expenses other than supply costs at GSWC during the first nine months of 2010. This was primarily due to: (i)  an increase in labor and other related benefits, and conservation related expenses; and (ii) an increase in outside services costs as compared to the same period in 2009.  These increases in operating expenses were incurred with no corresponding rate recovery due to the delay in the CPUC’s decision on GSWC’s Regions II, III and the general office rate case, which is expected in the fourth quarter of 2010 and will be retroactive to January 1, 2010.  Had the new rates been in place on January 1, 2010, pretax operating income for the nine  months ended September 30, 2010 would have increased by $10.3 million, or $0.33 per share, based on the proposed decisions.

•                  An increase in pretax operating income for contracted services of $8.1 million, or $0.26 per share, during the nine months ended September 30, 2010 due primarily to contract modifications received from the U.S government resolving requests for equitable adjustment and for retroactive interim increases in management fees, which increased revenues and pretax operating income by a total of approximately $7.0 million as compared to the same period in 2009.  In addition, there was an increase in new construction projects at ONUS as compared to the same period in 2009.

•                  A decrease in other income of $648,000, or $0.02 per share, due primarily to losses incurred at one of AWR’s investments, accounted for by the equity method.

•                  An increase in income tax expense during the nine months ended September 30, 2010 as compared to the same period in 2009, due primarily to: (i) a tax benefit of $918,000 or $0.05 per share recorded during the first quarter of 2009 resulting from changes in California apportionment laws, which did not recur in 2010; and (ii) an increase in the effective income tax rate (excluding the effects of the tax benefit discussed previously), which negatively impacted earnings by approximately $0.06 per share during the first nine months of 2010 primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

•                  A decrease of $0.05 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.15 million shares of AWR’s Common Shares in a public offering completed in May 2009.

Net income from discontinued operations for the nine months ended September 30, 2010 was $1.3 million, equivalent to $0.07 per common share on a basic and fully diluted basis, compared to a loss of $205,000 or negative $0.01 per common share on a basic and fully diluted basis, for the nine months ended September 30, 2009, an increase of $0.08 per common share.  The improved performance at CCWC was primarily due to: (i) rate increases approved by the ACC in October 2009; (ii) a decrease in operating expenses, including depreciation expense, as compared to the first nine months of 2009; and (iii) a loss of $760,000 recorded in the third quarter of 2009 resulting from a decision issued by the ACC in October 2009 related to a settlement for removal of a well from service, which had previously been recorded as income. Income from discontinued operations includes $426,000, net of tax, in direct legal and consulting costs related to the stock purchase agreement entered into with EPCOR Water (USA) Inc.

Operating Revenues

Water

GSWC’s revenues and supply costs for Regions II and III for the first nine months of 2010 have been recorded using 2009 adopted levels pending resolution of the general rate case for these Regions, which is expected in the fourth quarter of 2010. For the nine months ended September 30, 2010, revenues from continuing water operations increased by $7.9 million to $211.5 million, compared to $203.6 million for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, GSWC recorded $5.3 million in additional revenues in Region I’s WRAM which was implemented in September 2009 to adjust consumption levels adopted by the CPUC, partially offset by a decrease in Region I’s actual consumption when compared to 2009.  Overall consumption by customers decreased 8.7% for the nine months ended September 30, 2010 as compared to the same period in 2009. There was also an increase in water revenues of $4.9 million due to surcharges approved by the CPUC in effect to recover under-collections in supply costs.  These increases in water revenues were partially offset by the recording of $3.1 million during the nine months ended September 30, 2009 included in the WCMA at each of GSWC’s water regions to track the extraordinary expenses and revenue shortfall associated with conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 until the WRAM was implemented on November 25, 2008 for Regions II and III and through August 31, 2009 for Region I.  In addition, there was a decrease in management fees at GSWC totaling $363,000 earned in 2009 related to a contract with a municipality to provide billing and meter reading services. Effective January 1, 2010, GSWC assigned this service contract with the municipality to ASUS.  These management fees are now earned by ASUS.

Electric

For the nine months ended September 30, 2010, revenues from electric operations increased by 26.8% to $26.7 million compared to $21.1 million for the nine months ended September 30, 2009 due primarily to electric rate increases effective November 2, 2009 and January 1, 2010.  In addition, as a result of the BRRAM which also went into effect in November 2009, BVES recorded $1.0 million in additional electric revenues primarily due to lower customer usage.  Electric usage decreased by 2.3% as compared to the same period in 2009. Finally, in March 2010, the CPUC approved for recovery a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation, effective and retroactive from June 4, 2009 to October 31, 2009.  As a result, BVES recorded a regulatory asset of $958,000 and a corresponding increase to revenues for amounts included in this memorandum account.

Contracted Services

Revenues from contracted services are primarily comprised of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the nine months ended September 30, 2010, revenues from contracted services increased by $12.7 million, or 28.6%, to $57.0 million compared to $44.3 million for the nine months ended September 30, 2009 due to increased construction activity and the receipt of contract modifications in connection with: (i) requests for equitable adjustment previously filed for inventory price adjustments at Fort Bliss in Texas and Fort Bragg in North Carolina; (ii) an REA for construction costs incurred in connection with a sanitary sewer overflow at Fort Jackson in South Carolina, and (iii) a contract modification for a retroactive interim increase in management fees at Andrews Air Force Base in Maryland.  These contract modifications increased revenues and pretax operating income by a combined $7.0 million.

For the nine months ended September 30, 2010, management fees increased by $7.5 million to $17.6 million as compared to $10.1 million for the nine months ended September 30, 2009.  The contract modifications discussed above added $6.3 million of additional management fees.  The contract modification received for Andrews Air Force Base provided for a retroactive increase in management fees effective from February 2008, the second anniversary date of commencement of operations, pending resolution of a price redetermination filed in 2008.  In addition, there was an increase in management fees totaling $622,000 earned in 2010 and related to a contract with a municipality to provide billing and meter reading services.  Effective January 1, 2010, GSWC assigned this service contract with the municipality to ASUS.

There was also an increase in construction revenues of $5.2 million, primarily related to construction activities at Fort Bragg in North Carolina and Fort Jackson in South Carolina, partially offset by decreases in construction revenues at the other military bases.  In addition, construction revenues for the first nine months of 2009 included $1.1 million related to an approved REA for construction costs at Fort Jackson mostly incurred in 2008.  The REA received for Fort Jackson increased construction revenues by $689,000.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government may or may not continue in future periods.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 32% and 33% of total operating expenses for the nine months ended September 30, 2010 and 2009, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the nine months ended September 30, 2010 and  2009 (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$211,507	$203,594	$7,913	3.9%
WATER SUPPLY COSTS:
Water purchased (1)	$37,259	$33,764	$3,495	10.4%
Power purchased for pumping (1)	7,062	7,233	(171)	-2.4%
Groundwater production assessment (1)	8,597	8,621	(24)	-0.3%
Water supply cost balancing accounts (1)	11,926	8,768	3,158	36.0%
TOTAL WATER SUPPLY COSTS	$64,844	$58,386	$6,458	11.1%
WATER MARGIN (2)	$146,663	$145,208	$1,455	1.0%
PERCENT MARGIN - WATER	69.3%	71.3%

ELECTRIC OPERATING REVENUES (1)	$26,741	$21,083	$5,658	26.8%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$9,495	$9,158	$337	3.7%
Electric supply cost balancing accounts (1)	2,794	2,898	(104)	-3.6%
TOTAL ELECTRIC SUPPLY COSTS	$12,289	$12,056	$233	1.9%
ELECTRIC MARGIN (2)	$14,452	$9,027	$5,425	60.1%
PERCENT MARGIN - ELECTRIC	54.0%	42.8%

(1)                                 As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $14,720,000 and $11,666,000 for the nine months ended September 30, 2010 and 2009, respectively.

(2)                                 Water and electric margins do not include any depreciation and amortization, maintenance expense, or other operating expenses.

GSWC’s supply costs for Regions II and III for the first nine months of 2010 have been recorded using 2009 adopted levels pending resolution of the Region II, III and the general office rate case, which is expected in the fourth quarter of 2010.  For the nine months ended September 30, 2010, 36.7% of GSWC’s water supply mix was purchased as compared to 37.3% purchased for the nine months ended September 30, 2009.  However, GSWC implemented the MCBA for all its water regions which eliminates the effects on earnings of changes in the water supply mix prospectively.  The adopted percentage of purchased water for the nine months ended September 30, 2010 at Regions I, II and III was 23.1%, 62.2% and 44.5%, respectively, as compared to actual purchased water of 20.3%, 40.4% and 42.8%, respectively, for the first nine months of 2010.  The increase in pumped water in all three Regions’ actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account.

Purchased water costs for the nine months ended September 30, 2010 increased by 10.4% to $37.3 million as compared to $33.8 million in the same period of 2009.  The increase in purchased water costs was due to higher water rates charged from wholesale suppliers, partially offset by lower customer usage.

For the nine months ended September 30, 2010, power purchased for pumping decreased to $7.1 million, compared to $7.2 million for the same period of 2009, due to a decrease in overall customer demand of 8.7%.  Groundwater production assessments were slightly lower due to lower customer demand, partially offset by increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2010.  In particular, Region II’s average pump tax rates increased by approximately 13%.  The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $3.2 million in the water supply cost balancing account provision during the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to a $4.9 million increase in the amortization of the water supply cost balancing accounts for surcharges currently in effect.  This was partially offset by a net decrease of $1.7 million of over-collections for the nine months ended September 30, 2010 compared to the same period in 2009 due to an increase in water rates charged from wholesale suppliers.

For the nine months ended September 30, 2010, the cost of power purchased for resale to customers in GSWC’s BVES division increased by 3.7% to $9.5 million compared to $9.2 million for the nine months ended September 30, 2009 reflecting a higher fixed energy cost under the current purchased power contract.  This was partially offset by lower customer usage of 2.3% over the same period in 2009.  GSWC began receiving power under this purchased power contract on January 1, 2009.   The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $67.85 per MWh during 2010 as compared to $63.75 during 2009.  The increase in the price of purchased power is reflected in the electric supply cost balancing account resulting in no change to the dollar margin for electric services.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the continuing regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the nine months ended September 30, 2010 and 2009, other operation expenses by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water Services	$17,549	$17,172	$377	2.2%
Electric Services	1,659	1,740	(81)	-4.7%
Contracted Services	2,526	2,506	20	0.8%
Total other operation expenses	$21,734	$21,418	$316	1.5%

For the nine months ended September 30, 2010, other operation expenses for water services increased by $377,000 primarily due to: (i) an increase in costs of $924,000 related to water conservation educational materials and supplies; (ii) an increase of $117,000 related to bad debt expense; and (iii) an increase of $124,000 in miscellaneous other operation expenses. These increases were partially offset by a decrease in outside services costs of $454,000 related to water treatment and a $334,000 decrease in labor and related benefits costs.

There was a decrease in other operating expenses for electric services primarily due to a $40,000 decrease in bad debt expense and $41,000 in miscellaneous other operating expenses.

Contracted services experienced increases in other operating expenses of $20,000 primarily due to increases of $546,000 in labor costs due to annual performance-based increases and addition of staff at various locations.  This increase was largely offset by decreases of $490,000 in outsides services and $36,000 in miscellaneous other operating expenses.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the nine months ended September 30, 2010 and 2009, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water Services	$45,736	$34,236	$11,500	33.6%
Electric Services	5,646	5,573	73	1.3%
Contracted Services	9,331	8,052	1,279	15.9%
AWR (parent)	765	664	101	15.2%
Total administrative and general expenses	$61,478	$48,525	$12,953	26.7%

For the nine months ended September 30, 2010, administrative and general expenses increased by $11.5 million in water services compared to the nine months ended September 30, 2009 largely due to a one-time pretax charge of $9.0 million for the impairment of assets and loss contingencies resulting from pending regulatory matters.  In addition, there were increases in labor costs and other employee benefits of $3.2 million due to higher wages largely related to Registrant’s annual performance-based salary review program and an increase of $705,000 in outside services costs including legal costs incurred in preparation for trial and the finalization of a settlement agreement reached in February 2010 between GSWC and two former officers.  These increases were partially offset by: (i) a decrease in pension expense of $734,000 due to improved pension plan performance during 2009; (ii) a decrease in data transmission expenses of $212,000; and (iii) a decrease of $458,000 in miscellaneous other administrative and general expenses.

For the nine months ended September 30, 2010, administrative and general expenses increased by $73,000 in electric services compared to the nine months ended September 30, 2009 due primarily to a $213,000 increase in labor costs and employee related benefits as discussed above in water services.  This increase was partially offset by a decrease in pension costs of $110,000 as discussed above and a decrease of $30,000 in miscellaneous other administrative and general expenses.

There was an increase of $1.3 million in contracted services administrative and general expenses due primarily to: (i) an increase of $251,000 in labor costs and related employee benefits due to higher wages pursuant to the company’s annual performance-based salary review program and an increase in the number of employees; (ii) a $582,000 increase in allocation of costs from the corporate headquarters to ASUS; (iii) a $227,000 increase in outside services; and (iv) a $240,000 increase in miscellaneous other administrative and general expenses.

Depreciation and Amortization

For the nine months ended September 30, 2010 and 2009, depreciation and amortization by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water Services	$22,864	$21,456	$1,408	6.6%
Electric Services	1,680	1,694	(14)	-0.8%
Contracted Services	577	493	84	17.0%
Total depreciation and amortization	$25,121	$23,643	$1,478	6.3%

For the nine months ended September 30, 2010, depreciation and amortization expense for water and electric services increased by $1.4 million to $24.5 million compared to $23.1 million for the nine months ended September 30, 2009 reflecting, among other things, the approximately $82.8 million of additions to utility plant during 2009, depreciation on which began in January 2010.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its continuing regulated subsidiaries and increases in the composite depreciation rates.  As previously mentioned, once the Region II and Region III general rate case is approved, depreciation expense will be re-calculated based on new composite depreciation rates.  This adjustment will also be recorded retroactively to January 1, 2010. Based on the proposed CPUC decision issued in 2009 which was later withdrawn, GSWC’s depreciation expense for the nine months ended September 30, 2010 would have increased by approximately $2.8 million had the decision been in place on January 1, 2010.  Registrant believes that depreciation expense related to property additions and changes in composite rates approved by the appropriate regulatory agency will be recovered through water and electric rates.

There was also an increase in depreciation and amortization expense for contracted services due primarily to the addition of fixed assets.

Maintenance

For the nine months ended September 30, 2010 and 2009, maintenance expense by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water Services	$10,770	$8,727	$2,043	23.4%
Electric Services	535	613	(78)	-12.7%
Contracted Services	1,577	2,231	(654)	-29.3%
Total maintenance	$12,882	$11,571	$1,311	11.3%

For the nine months ended September 30, 2010, maintenance expense for water services increased by 23.4% to $10.8 million compared to $8.7 million for the nine months ended September 30, 2009 due principally to an increase in planned maintenance on wells, water supply and distribution facilities at all of GSWC’s water regions.

There was a decrease of $78,000 in maintenance expenses for electric services related to the 8.4 MW natural gas-fueled generation plant.

For the nine months ended September 30, 2010, maintenance expense for contracted services decreased by $654,000 due to lower labor and outside services costs.  Internal labor activity for 2010 was focused more on operations related work and less on maintenance activity, while in 2009 there was a higher level of maintenance related activity that was required.

Property and Other Taxes

For the nine months ended September 30, 2010 and 2009, property and other taxes by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water Services	$8,691	$7,964	$727	9.1%
Electric Services	623	548	75	13.7%
Contracted Services	1,155	971	184	18.9%
Total property and other taxes	$10,469	$9,483	$986	10.4%

For the nine months ended September 30, 2010, property and other taxes for water and electric services increased by $802,000 due in part to a tax refund of $488,000 recorded in the second quarter of 2009 resulting from lower reassessed property values from an examination.  There was also an increase in payroll taxes due to increased labor costs.

Property and other taxes were higher in contracted services due primarily to an increase in gross receipts taxes at ONUS.  This increase was due primarily to the $3.1 million in management fees approved in the request for equitable adjustment recorded in the first quarter of 2010.

ASUS Construction Expenses

For the nine months ended September 30, 2010 construction expenses were $29.2 million, increasing $3.7 million compared to the same period in 2009, due primarily to new construction projects at Fort Bragg and Fort Jackson totaling $14.9 million.  These increases were partially offset by a decrease of $11.2 million in construction expense at the other military bases.

Interest Expense

For the nine months ended September 30, 2010 and 2009, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water and Electric Services	$16,196	$16,112	$84	0.5%
Contracted Services	201	281	(80)	-28.5%
AWR (parent)	94	115	(21)	-18.3%
Total interest expense	$16,491	$16,508	$(17)	-0.1%

Overall, interest expense for the nine months ended September 30, 2010 was comparable to the same period in 2009.  In August 2010, GSWC filed an advice letter with the CPUC for approval of a customer refund in connection with the interest rate balancing account based on the difference between the adopted cost of new debt in

GSWC’s authorized capital structure and the actual cost of new debt.  In response to this advice letter filed by GSWC, the CPUC issued a resolution in October 2010 and confirmed the methodology of how the difference in the cost of debt should be calculated in the interest rate balancing account pursuant to the cost of capital decision. As a result of the resolution, GSWC recorded a downward adjustment of $654,000 to interest expense during the third quarter of 2010, which was previously recorded in the interest rate balancing account.  This reduction in interest expense was largely offset by an increase in interest expense as a result of $40 million in debt issued in March 2009.

The average interest rate on short-term borrowings for the nine months ended September 30, 2010 was 1.4% as compared to an average of 1.2% during the same period of 2009. Average bank loan balances outstanding under the AWR credit facility for the nine months ended September 30, 2010 were approximately $31.6 million, as compared to an average of $38.8 million during the same period of 2009.

Interest Income

For the nine months ended September 30, 2010 and 2009, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water and Electric Services	$469	$665	$(196)	-29.5%
Contracted Services	511	6	505	8416.7%
AWR (parent)	5	4	1	25.0%
Total interest income	$985	$675	$310	45.9%

Interest income increased by $310,000 for the nine months ended September 30, 2010 due primarily to the recording of $510,000 in interest income in connection with the Fort Bliss inventory price adjustment contract modification issued by the U.S. government in March 2010.  This was partially offset by interest income recorded in 2009 related to a property tax refund resulting from lower reassessed property values.

Other

For the nine months ended September 30, 2010, other expenses increased $648,000 as a result of losses incurred at one of AWR’s investments, accounted for by the equity method.

Income Tax Expense

For the nine months ended September 30, 2010 and 2009, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2010	9/30/2009	CHANGE	CHANGE
Water and Electric Services	$13,482	$16,074	$(2,592)	-16.1%
Contracted Services	4,975	1,568	3,407	217.3%
AWR (parent)	(152)	(1,317)	1,165	-88.5%
Total income tax expense	$18,305	$16,325	$1,980	12.1%

For the nine months ended September 30, 2010, income tax expense for water and electric services decreased by 16.1% to $13.5 million compared to $16.1 million for the nine months ended September 30, 2009 due primarily to a decrease in pretax income of $9.9 million, partially offset by an increase in the effective tax rate.  The effective tax rate (“ETR”) for water and electric services for the nine months ended September 30, 2010 was 46.0% as compared to a 41.0% ETR applicable to the nine months ended September 30, 2009.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items) and other nondeductible permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  Various items such as meals, entertainment, penalties, and certain charitable, lobbying, and political contributions may not be deductible for tax purposes.  The effect that these flow-through and permanent book-tax differences had on the ETR was further magnified by the reduced pretax book income.

Income tax expense for contracted services increased to $5.0 million compared to $1.6 million for the nine months ended September 30, 2009 due primarily to an increase in pretax income.  The ETR for contracted services for the nine months ended September 30, 2010 was 38.5% as compared to a 36.8% ETR applicable to the nine months ended September 30, 2009.

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  For the nine months ended September 30, 2009, the taxes recorded at AWR (parent) also include the effect of changes in California law relating to state unitary tax principles during the first quarter of 2009.  Management intends to elect, commencing with the 2011 tax year, an alternative apportionment method made available by tax law changes in 2009.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, and refined certain related estimates.  This resulted in the recording of a benefit of approximately $918,000, or $0.05 per share, during the first quarter of 2009. While the effect of the tax law changes will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.  The consolidated ETR for the nine months ended September 30, 2009 was approximately 38.3%.  Absent this tax benefit, the consolidated ETR for the nine months ended September 30, 2009 would have been 40.4%.

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

For the nine months ended September 30, 2010, income from discontinued operations of $1.3 million includes $426,000 (net of tax) of legal and consulting costs related to the CCWC sale transaction.  Excluding these transaction costs, CCWC’s results improved by $1.5 million as compared to 2009 due primarily to higher water rates implemented in October 2009 as a result of the approval by the ACC of CCWC’s general rate case, and a decrease in operating expenses as compared to the same period in 2009 primarily due to: (i) lower depreciation expense as a result of reporting CCWC as a discontinued operation, resulting in no further depreciation being recorded in accordance with generally accepted accounting principles; and (ii) a pretax loss of $760,000 recorded in the third quarter of 2009 resulting from a decision issued by the ACC in October 2009 related to a settlement for removal of a well from service, which had previously been recorded as income.

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

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on Registrant’s credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that AWR no longer has access to the capital markets at reasonable terms, Registrant has access to a revolving credit facility that is currently utilized to support operations.  On May 27, 2010, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement in order to extend the syndicated credit facility to May 27, 2013 from June 3, 2010.  The maximum amount that may be borrowed under this facility was amended from $115 million to $100 million.  Registrant may, under the terms of the Amended and Restated Credit Agreement, elect to increase the aggregate bank commitments by up to $40 million.  The aggregate effective amount that may be outstanding under letters of credit has been increased to $25 million from $20 million.  The rates (spreads to LIBOR) at which the Company may borrow under this facility have been increased due to market conditions and the lenders have consented to modifications to certain of the covenants in the Amended and Restated Credit Agreement requested by the Company.  As of September 30, 2010, an aggregate of $57.2 million in cash borrowings were included in current liabilities and $11.1 million of letters of credit were outstanding under this facility.  As of September 30, 2010, AWR had $31.7 million available to borrow under the credit facility.  The average amount borrowed under this facility for the period and the maximum amount borrowed during the period were $31.6 million and $61.2 million, respectively. Registrant has no other short-term borrowing arrangements. Registrant has no obligation to post collateral under this facility unless it issues letters of credit that extend beyond the maturity of the facility or AWR or any of its subsidiaries issues other secured debt. The average interest rate on amounts borrowed under this facility was 1.4% for the nine months ended September 30, 2010.

In addition, AWR filed a Registration Statement on August 10, 2009 with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of September 30, 2010, $115.0 million was available for issuance under this Registration Statement.

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

We expect to fund capital expenditures during 2010 primarily through internally generated cash, short-term borrowings, and advances and contributions from developers.  Registrant’s capital expenditures for 2010 are estimated at approximately $80 - $83 million.

AWR has paid common dividends for over 75 consecutive years.  On October 25, 2010, AWR declared a regular quarterly dividend of $0.26 per Common Share. The dividend, totaling approximately $4.8 million, will be paid on December 1, 2010 to common shareholders of record at the close of business on November 8, 2010. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

In September 2010, President Obama signed the Small Business Jobs Act of 2010, which extended the 50% bonus depreciation provision for an additional year to include property purchased and placed into service by December 31, 2010.  Registrant expects that certain capital expenditures incurred during 2010 will qualify for the accelerated bonus depreciation, which would provide additional cash flow benefits in 2010 and 2011, estimated to be approximately $11 million.

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

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. As previously discussed, AWR has access to a $100 million revolving credit facility that is currently utilized to support operations.  Registrant may continue to seek access to debt and equity capital markets to meet future operating and capital expenditure requirements.  There can be no assurance that Registrant will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in the regulatory environments, regulatory disallowances, the assessment of fines and penalties for failure to meet regulatory requirements and changes in economic conditions.

Registrant also obtains cash from non-operating sources such as customer advances for and contributions in aid of construction, discussed below in financing activities.

Net cash provided by operating activities was $37.1 million for the nine months ended September 30, 2010 as compared to $50.4 million for the nine months ended September 30, 2009.  The overall decrease of $13.3 million was primarily attributable to an 8.7% decrease in water consumption at Registrant’s continuing water operations as compared to the first nine months of 2009.  The reduction in water usage reduces cash flow from operating activities and increases the need for short-term bank borrowings.  The increase in other regulatory assets includes the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC. Surcharges have been implemented in 2010 and are expected to be in place through 2011 to recover the revenue shortfall tracked in the WRAM.  This was partially offset by improved performance for the Military Utility Privatization Subsidiaries for the first nine months of 2010, resulting in a $4.2 million increase in ASUS’ cash flows from operating activities.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures at GSWC, were $57.6 million for the nine months ended September 30, 2010 as compared to $55.6 million for the same period in 2009.

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

Capital expenditures are expected to be approximately $80 - $83 million during 2010.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the issuance of Common Shares, long-term debt and short term notes payable; (ii) the repayments of long-term debt and notes payable to banks, primarily funded through the operations of its wholly owned subsidiary, GSWC; (iii) proceeds from stock option exercises; and (iv) the payment of dividends on Common Shares.  In order to finance new infrastructure, Registrant also receives customer advances for and contributions in aid of construction (net of refunds).  Short-term borrowings under Registrant’s revolving credit line are used to fund capital expenditures until long-term financing is arranged.

Net cash provided by financing activities was $27.7 million for the nine months ended September 30, 2010 as compared to $5.3 million for the same period in 2009.  During the nine months ended September 30, 2010, Registrant increased short-term borrowings by $39.8 million on its revolving credit facility and paid $14.5 million in dividends on Common Shares.  During the nine months ended September 30, 2009, Registrant received net proceeds of $35.4 million from the issuance of Common Shares and $39.8 million from the issuance of long-term debt.  During the nine months ended September 30, 2009, Registrant also paid down short term borrowings under Registrant’s revolving credit line by $54.2 million and paid $13.3 million in dividends on Common Shares.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding Common Shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures and regulatory allowances and disallowances.  As of September 30, 2010, GSWC had $100 million available for issuance of debt or equity securities under a Registration Statement filed with the SEC.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $31.0 million for the nine months ended September 30, 2010 as compared to $47.3 million for the same period in 2009.  This decrease is due primarily to lower water consumption of approximately 8.7% as compared to 2009’s consumption.  The reduction in water usage reduces cash flow from operating activities and increases the need for short-term bank borrowings.  The increase in other regulatory assets includes the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC.  Surcharges have been implemented in 2010 and are expected to be in place through 2011 to recover the revenue shortfall tracked in the WRAM.  The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $56.1 million for the nine months ended September 30, 2010 as compared to $53.1 million for the same period in 2009. This is consistent with Registrant’s capital investment plan of approximately $75 - $80 million primarily for upgrades to its water supply and distribution facilities as well as costs for computer software and implementation.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $28.5 million for the nine months ended September 30, 2010 as compared to $6.9 million for the same period in 2009.  The increase in net cash provided by financing activities was primarily due to the issuance of eight additional shares of GSWC Common Shares to AWR for $20.0 million.  There was also a $22.4 million increase in intercompany borrowings during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, GSWC also paid dividends of $14.6 million to AWR.  During the same period in 2009, GSWC received net proceeds of $39.8 million from the issuance of long-term debt.  A portion of the proceeds were used to pay down intercompany borrowings.  GSWC also paid dividends of $19.4 million during the nine months ended September 30, 2009.

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

Regulatory Matters

Recent Changes in Rates

Rate increases in 2010:

In December 2009, the CPUC approved escalation rate increases for GSWC’s Region I water ratemaking area effective January 1, 2010.  The authorized rate increases are expected to provide GSWC with additional annual revenues of approximately $76,000 for Region I after adjusting for customer growth based upon normalized sales levels approved by the CPUC.

In October 2009, the CPUC issued a final decision regarding the BVES general rate case.  This decision provided for an incremental annual increase of $1.2 million for 2010, effective on January 1, 2010 at BVES based on normalized sales levels approved by the CPUC.  In addition, in June 2009, the CPUC authorized BVES to track the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, effective and retroactive from June 4, 2009 to October 31, 2009.  The amount in this memorandum account totaled approximately $958,000 as of October 31, 2009 (the date when the 2007 costs were incorporated into BVES’ rates). In March 2010, the CPUC approved for recovery this memorandum account through a surcharge over a 24-month period effective May 1, 2010.  Accordingly, during the first quarter of 2010, GSWC recorded a regulatory asset and a corresponding increase to revenues for amounts included in this memorandum account.  The balance in this memorandum account included in regulatory assets totaled $832,000 as of September 30, 2010.  BVES will be entitled to another rate increase in 2010 when the CPUC issues its final decision in the Region II, Region III and general office rate case to the extent that the general office allocation to BVES increases (see further discussion under Pending Rate Requests).

Rate increases in 2009:

GSWC

In January 2009, the CPUC approved escalation/attrition year rate increases for all three GSWC water ratemaking areas effective January 1, 2009.  The authorized rate increases provided GSWC with estimated additional annual revenues of approximately $256,000 for Region I, approximately $5.1 million for Region II, representing the third year of a three-year rate case increase approved by the CPUC in 2007, and approximately $4.0 million for Region III in 2009. These estimates of additional revenues are based upon normalized sales levels approved by the CPUC, effective January 1, 2009.

The CPUC also issued its final decision in the cost of capital proceeding in June 2009.  In that decision, the CPUC authorized a 10.2% return on equity and a corresponding return on rate base of 8.9% to be implemented into rates for all GSWC water ratemaking areas.  Implementation of the cost of capital decision resulted in an estimated net annual increase in revenues of approximately $670,000.  In the final cost of capital decision, the CPUC also authorized an interest rate balancing account to track interest costs of new debt.  This balancing account tracks differences between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for long-term debt issued by GSWC from the effective date of the final decision.

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

In June 2008, GSWC’s BVES division filed its general rate case with the CPUC’s electric division. On October 15, 2009, the CPUC issued a final decision regarding the BVES general rate case.  The decision authorized a return on equity of 10.5% with a corresponding return on rate base of 9.15%.  The incremental annual revenue increases approved in the decision based on normalized sales level were estimated to be $4.8 million for 2009, $1.2 million for 2010, $0.2 million for 2011 and $0.2 million in 2012.  All increases are prospective.  BVES was also allowed to establish a Base Revenue Requirement Adjustment Mechanism to decouple revenue from usage.

The decision also allows for an update to BVES’ rates in 2010 for the corporate headquarters’ costs based on the CPUC’s adoption of new rates for GSWC’s current general rate case including the recovery of expenses associated with its corporate headquarters. However, as discussed in the pending rate requests below, the general rate case for Regions II and III and the general office has been delayed.

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

CCWC filed a rate case during the fourth quarter of 2007, requesting rate increases of approximately $2.9 million.  On October 8, 2009, the ACC issued a final decision approving a rate increase for CCWC, which was effective on October 15, 2009 and is expected to generate additional annual revenues of approximately $1.7 million, a 23% increase over current revenues based on normalized sales.  In addition, despite previous rulings in prior proceedings on similar matters, the ACC also ordered CCWC to treat the entire gain of $1,520,000 from a settlement agreement with the Fountain Hills Sanitary District (“FHSD”) as a reduction to rate base.  As a result, CCWC recognized a loss of $760,000, or $0.02 per share, during the third quarter of 2009, which effectively reversed the original gain recorded in 2005.  In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.  The ACC granted CCWC’s request to hold a rehearing on this issue and one other issue.  On January 27, 2010, a procedural conference was held with the judge and the staff of the ACC involved in the rate case to address a schedule for the rehearing. The rehearing was held in April 2010 and a final decision by the ACC is expected later this year.  At this time, management is unable to predict the outcome of this matter.

As of September 30, 2010, CCWC has $3.3 million of goodwill which may be at risk for potential impairment if the ACC does not approve the sale with EPCOR Water (USA) Inc. and future requested rate increases are not granted or further delayed by the ACC.

Pending Rate Requests

GSWC

GSWC filed its general rate case for Region I on January 4, 2010.  The new rates are to be effective for 2011 and 2012.  GSWC’s stipulated position calls for revenue increases of $5.4 million and $1.2 million for 2011 and 2012, respectively, whereas the Division of Ratepayer Advocate’s position calls for revenue increases of $2.1 million and $329,000 for 2011 and 2012, respectively. Any revenue increase for 2012 approved in the final decision will be subject to commission-approved escalation factors and pro forma earnings tests.  GSWC has filed for a memorandum account for interim rate increases effective January 1, 2011 in the event a final decision is not issued by the CPUC by the end of 2010.  This establishes an effective date for new rates once they are approved by the CPUC.

GSWC filed its general rate case for Regions II and III plus the general office on July 1, 2008 for rates effective for years 2010, 2011 and 2012.  In January 2010, the CPUC approved interim rates for GSWC’s Region II and Region III water ratemaking areas effective January 1, 2010, pending a final decision on the general rate case.  While the increase for interim rates was zero percent, it is important to establish the effective date so that new rates, once approved by the CPUC, will be retroactive to January 1, 2010.  On January 29, 2010, the CPUC issued a ruling revising the scoping memo and reopening the general rate case proceeding to receive supplemental information and testimony on a number of issues including cost allocation, the definition of firm capacity, pension and benefit calculations, general office rent expense, salary and wage adjustments, costs regarding certain capital projects, and deferred rate case costs.  GSWC has provided additional information and testimony regarding these issues to the CPUC.

On October 20, 2010, the administrative law judge and the assigned commissioner issued a proposed decision and an alternate proposed decision, respectively.  These proposed decisions adopt the partial settlement agreement reached between GSWC and the Division of Ratepayer Advocates which include capital budgets, sales, and supply costs.  The CPUC may approve either the proposed or alternate proposed decision, as written, or modify them based upon comments received during a twenty day comment period which commenced on October 20, 2010.  GSWC is in the process of providing comments to the CPUC regarding items in the proposed decisions and cannot predict whether any changes will be made to the final decision prior to adoption.  The CPUC is scheduled to issue a final decision during the fourth quarter of 2010.

The revenue requirements for both proposed decisions are similar.  The increase in revenues amounts to approximately $31 million, which includes an increase of $14 million for supply costs.  The $31 million increase is in addition to the step increases of $9.1 million for Regions II and III implemented in 2009.  As previously mentioned, once approved by the CPUC, the new rates will be retroactive to January 1, 2010.  Had the new rates in the decisions been in place on January 1, 2010, pretax operating income for the three and nine months ended September 30, 2010 would have increased by $3.6 million, or $0.12 per share and $10.3 million, or $0.33 per share, respectively.  The revenue increases for 2011 and 2012 are approximately $3.0 million and $6.0 million, respectively for Region II and Region III combined. The Region II and Region III revenue increases for 2011 and 2012 are subject to commission-approved escalation factors and pro forma earnings tests.

Pending Regulatory Matters

The following are two pending regulatory matters related to GSWC that resulted in a pretax charge of $9.0 million, or $0.32 per share, during the third quarter of 2010 for the impairment of assets and loss contingencies.  Registrant will accrue the most likely amount when such an amount can be reasonably estimated or, at least the minimum of the range of probable loss when a range of probable loss can be estimated.  These reserve estimates will be adjusted as additional information becomes known.

CPUC Subpoena:

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit. The purpose of the audit was to examine for the period 1994 to the present,

GSWC’s policies, procedures, and practices throughout its three water regions regarding the granting or awarding of construction contracts or jobs.  GSWC continues to respond to data requests submitted by the CPUC including data requests which asked for information prior to 1994.

Should the CPUC investigation result in a proposed disallowance of certain previously capitalized costs, such costs, and potentially any return earned on such costs, may be required to be refunded to the customers upon settlement of the proposed disallowance, if any, resulting in a charge to operating income.  In addition to the disallowance of previously capitalized costs and the return earned on such costs, the CPUC also has the authority to assess fines and penalties.  At this time, Registrant cannot predict the final outcome of this matter.  Although it does not believe a disallowance or penalty is justified, and reserving all rights, management believes it prudent to reserve for a probable loss related to this matter. The reserve estimates for this matter are subject to change as additional information becomes known and the CPUC approaches the conclusion of its investigation and determines its next course of action, if any.  Registrant could experience increases in its recorded estimated reserves for disallowances, refunds, assessments or fines. Any such increases in estimated reserves for additional disallowances, refunds to customers assessments or fines, if imposed, could have a material adverse effect on AWR and GSWC.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has been working with the ACC staff and has provided responsive materials, including but not limited to, materials that are relevant to CCWC. Although the ACC has issued a decision in the CCWC general rate case, it has held the docket open pending resolution of the staff’s review of the CPUC subpoena documents.  In the first quarter of 2010, the ACC staff issued a report recommending that proper controls be established in CCWC’s procurement policies and procedures, and that status reports of the CPUC’s investigation and resolution be filed with the ACC periodically. The staff’s report did not result in any financial impact to CCWC.  The ACC has not yet acted on the staff’s recommendations.  Management cannot predict the outcome of the ACC’s final decision on this matter.

General Rate Case - Region II, Region III and General Office:

As discussed previously above, on October 20, 2010, the administrative law judge and the assigned commissioner issued a proposed decision and an alternate proposed decision, respectively, in the general rate case for Regions II and III, plus the general office.  Among other things, the proposed decisions also adopted certain positions regarding the number of issues where supplemental information and testimony were provided including costs regarding the La Serena Plant Improvement Project and other capital projects, and deferred rate case costs.  The CPUC may approve either the proposed or alternate proposed decision, as written, or modify them based upon comments received during a twenty day comment period which commenced on October 20, 2010.  GSWC is in the process of providing comments to the CPUC regarding items in the proposed decisions and cannot predict whether any changes will be made and incorporated in the final decision prior to adoption, which may require an increase in the recorded estimated pretax charge for the impairment of assets and further negatively impact GSWC. The CPUC is scheduled to issue a final decision during the fourth quarter of 2010.

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

In March 2010, GSWC filed a tier one advice letter with the CPUC for recovery of the Regions II and III WRAM, net of the MCBA and supply cost balancing accounts, of $18.3 million.  A surcharge was put in place in March 2010 which is expected to recover the amounts accumulated in Regions II and III’s WRAM, net of MCBA and supply cost balancing accounts, as of December 31, 2009.  In April and May of 2010, surcharges were put in place in Region I’s rate making areas to recover $2.1 million of the $2.8 million net regulatory asset balance as of

December 31, 2009.  Going forward, GSWC will seek recovery of its WRAM, net of MCBA, on an annual basis.  As of September 30, 2010, GSWC has a net aggregated regulatory asset of $36.2 million which is comprised of a $49.1 million under-collection in the WRAM accounts and $12.9 million over-collection in the MCBA accounts.

As part of the CPUC’s final decision in October 2009 on the BVES general rate case, GSWC was also authorized to establish a Base Revenue Requirement Adjustment Mechanism (“BRRAM”) account effective November 2, 2009. With the adoption of the BRRAM account, GSWC began recording the difference between the base rate revenue portion of its charges on customers’ bills and the amount of base rate costs authorized for recovery in rates by the CPUC.  The variance between adopted electric base rate revenue and actual billed base rate revenue will be recorded as a component of electric revenue with an offsetting entry to an asset or liability balancing account.  The variance amount may be positive or negative and represents amounts that will be billed or refunded to electric customers in the future.  Amounts in this account bear interest at the current 90-day commercial paper rate.  When the amount of the under- or over-collection is equal to or greater than five percent of the adopted base rate revenue requirement established for the previous twelve months, GSWC intends to seek approval from the CPUC to refund or collect the balance in the account.  As of September 30, 2010, GSWC has included in other regulatory assets $1.1 million related to the BRRAM.

Bear Valley Electric Service

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. At this time, management does not believe interim targets for the 2010 year will be met.  However, BVES expects that the CPUC will waive any potential fines in accordance with the CPUC’s flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of September 30, 2010.  BVES is continuing its efforts to procure renewable resources.  In November 2009, GSWC entered into a ten-year contract to purchase renewable energy created from landfill gas.  The contract is subject to CPUC approval.  If approved, the contract will provide up to three megawatts for ten years at a fixed price of $110.0 per MWh.  In November 2009, GSWC also entered into a ten-year contract to purchase biogas to power BVES’s gas-fueled 8.4 MW generation facility.  This contract is also subject to CPUC approval.

Catastrophic Event Memorandum Account

In January 2010, the City of Big Bear Lake and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged many BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to many BVES customers.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  In February 2010, GSWC informed the CPUC it will track these costs in a Catastrophic Event Memorandum Account (“CEMA”).  GSWC intends to file with the CPUC in 2011for recovery of these costs.  As of September 30, 2010, approximately $327,000 has been incurred as a result of the storms and has been included in the CEMA account as a regulatory asset.  This amount includes BVES labor, outside services assistance, equipment, materials, facilities damages and related snow removal services.  Management believes this amount is probable of future recovery.

Excess Usage Charges - Refund to Customers

In July 2009, GSWC began receiving reduced water allocations from member agencies of the Metropolitan Water District of Southern California (“MWD”). As a result, in July 2009, GSWC began implementing water rationing, restrictions, and excess usage charges to its customers in several of its service areas. The excess usage charges were being collected in the event that penalties were required to be paid to MWD for exceeding GSWC’s water allocations.  As of September 30, 2010, GSWC has billed its customers excess usage charges totaling $3.3 million, which are included in other regulatory assets/liabilities.  In the event that GSWC is required to pay penalties to MWD for exceeding GSWC’s water allocations in the current water year, GSWC will use the $3.3 million previously billed to customers to pay the penalties.

Interest Rate Balancing Account

A decision issued in July 2009 in the GSWC cost of capital proceeding authorized GSWC an interest rate balancing account to track interest costs of new debt.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision.  In August 2010, GSWC filed an advice letter with the CPUC for approval of a customer refund based on the difference between the adopted cost of new debt in its authorized capital structure and the actual cost of new debt since January 1, 2009.  In response to this advice letter filed by GSWC, CPUC issued a resolution in October 2010 and confirmed the methodology of how the difference in the cost of debt should be calculated in the interest rate balancing account pursuant to the cost of capital decision.  As a result of this resolution, GSWC recorded a downward adjustment of $654,000 to interest expense during the third quarter of 2010, which was previously recorded in the interest rate balancing account.  As of September 30, 2010, GSWC has included in other regulatory liabilities a total of $510,000 related to the interest rate balancing account that will be refunded to customers.

Disposition of Chaparral City Water Company

On June 7, 2010, the Company entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the ACC.  In July 2010, the Company filed for approval of the transaction with the ACC.  The approval is anticipated to be received in 2011.

Affiliate Transaction Rules

On October 19, 2010, the CPUC issued a decision regarding affiliate transactions and the use of regulated assets for non-tariff utility services (formerly called Excess Capacity).  The new affiliate rules are intended to establish a standard set of rules to govern transactions between a regulated water utility, its parent, and other affiliated companies.  The affiliated transaction decision reaffirms previous industry practices, and the Company continues to monitor its cost allocation and management of the regulated and non-regulated segments to ensure the affiliate transactions are in compliance with the prescribed rulings.

2010 Water Action Plan

On October 28, 2010, the CPUC adopted the 2010 Water Action Plan, highlighting the actions that the CPUC are considering to implement in order to achieve the Commission’s objectives of providing quality water service through efficient use of water and reasonable rates.  The 2010 Water Action Plan represents an update to the Commission’s first Water Action Plan which was adopted in December 2005.  The new plan identifies regulatory actions that the Commission will consider including consideration of offering incentives to promote acquisition of smaller utilities; updating industry standards including revamping of the Uniform System of Accounts to converge with the Securities and Exchange Commission and the Financial Accounting Standards Board standards; developing rules to increase the use of recycled water and desalination; and streamline CPUC regulatory decision process.  The Company will work closely with the CPUC to assist in achieving these objectives.

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

A key link in the SWP is the Sacramento/San Joaquin River Delta adjacent to the San Francisco Bay (“Delta”).  The fresh water pathway through the Delta is supported by earthen levees, and the reliability of those levees has been called into question based on assessments by various federal, state and local agencies.  In addition, many native species to the Delta are in dangerous decline, forcing restrictions on pumping through the Delta.  A series of legislative actions were approved in 2009 to address the overall needs of the Delta.  A key component of the legislation included a bond package which must be approved by voters in California; however, the bond initiative has been postponed until at least 2012.  GSWC continues to participate in and monitor developments related to the Delta and efforts to craft a workable solution to the risks presented by reliance on the Delta for water supply conveyance to southern California.

Every year, the Department of Water Resources (“DWR”) establishes the SWP allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels and reservoir levels.  The percent allocation given to state contractors can vary throughout the year as weather and other factors change.  DWR initially established an estimate of delivery of 5% of delivery requests for 2010.  In February 2010, DWR announced an increase in this allocation to 15% of delivery requests.  In June 2010, DWR increased the allocation to 50%.  In 2009, the SWP delivered 40% of contractor requests.

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

Wholesale Water Supplier Responses

Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.  However, in light of pressure on all of its sources of imported water, MWD adopted a Water Supply Allocation Plan (“the Plan”) on February 12, 2008.  MWD implemented the Plan effective July 1, 2009 requiring a regional reduction in delivery of 10%.  GSWC also implemented mandatory and voluntary actions in areas relying on MWD as a supply, and met the required reduction for the 2010 water year.  As a result, GSWC has moved to voluntary actions in all MWD service areas.  MWD has also announced restrictions on water availability for groundwater replenishment and other supply programs.  MWD has announced a rate increase of 7.5% beginning January 2011, with another increase of 7.5% for 2012.  Increases in prices from wholesalers such as MWD flow through the modified cost balancing account for GSWC.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings described in our 2009 Annual Report on Form 10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2009 and the 2010 Form 10-Qs, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the third quarter of 2010.  The following table provides information about repurchases of common shares by AWR during the third quarter of 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
July 1 - 31, 2010	—		$—	—	NA
August 1 – 31, 2010	41,988		$33.11	—	NA
September 1 - 30, 2010	44		$34.53	—	NA
Total	42,032	(2)	$33.11	—	NA	(3)

(1)         None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)         Of this amount, 41,900 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan. The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)         None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

(a)         On October 25, 2010, the Board of Directors of AWR declared a regular quarterly dividend of $0.26 per Common Share. The dividend will be paid on December 1, 2010 to shareholders of record as of the close of business on November 8, 2010.

(b)         There have been no material changes during the third quarter of 2010 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	November 9, 2010