Form 10-K
period 2010-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2011-03-11
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010 or

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

The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $616,060,000 and $638,717,000 on June 30, 2010 and March 9, 2011, respectively. The closing price per Common Share on March 9, 2011, as quoted in the The Wall Street Journal website, was $34.24.  As of March 9, 2011, the number of Common Shares of American States Water Company outstanding was 18,654,106. As of that same date, American States Water Company owned all 142 outstanding Common Shares of Golden State Water Company. The aggregate market value of the total voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2010 and March 9, 2011.

Golden State Water Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form, in part, with the reduced disclosure format for Golden State Water Company.

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

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Nominating and Governance Committee, its Compensation Committee, and its Audit and Finance Committee through its website or by calling (800) 999-4033. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2010.

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

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water in 75 communities in 10 counties in the State of California. GSWC is regulated by the California Public Utilities Commission (“CPUC”).  It was incorporated as a California corporation on December 31, 1929. GSWC is organized into nine water and one electric rate-making areas.  The nine water rate-making areas are divided into three regions for rate filing purposes.  Region I consists of 7 rate-making and customer service areas in northern and central California.  Region II consists of one rate-making area servicing 4 customer service areas located in Los Angeles County.  Region III consists of one rate-making areas servicing 10 customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric Service (“BVES”) division.

GSWC served 255,562 water customers and 23,257 electric customers at December 31, 2010, or a total of 278,819 customers, compared with 254,998 water customers and 23,234 electric customers at December 31, 2009, or a total of 278,232 customers. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the years ended December 31, 2010, 2009 and 2008.

CCWC is an Arizona public utility company serving 13,468 customers as of December 31, 2010, compared with 13,406 customers at December 31, 2009. Located in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC.  On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. (“EPCOR”) to sell all of the common stock of CCWC for a total purchase price of $35.0 million, including the assumption of approximately $6.0 million of long-term debt.  The purchase price is subject to certain adjustment for changes in retained earnings.  The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the ACC, which is anticipated to be received in 2011.

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

•                  PSUS - water and wastewater systems at Fort Jackson in South Carolina effective February 16, 2008; and

•                  ONUS - water and wastewater systems at Fort Bragg, Pope Air Force Base and Camp MacKall, North Carolina effective March 1, 2008.

Certain financial information for each of AWR’s business segments - water distribution, electric distribution, and contracted services - is set forth in Note 16 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. AWR’s water and electric distribution segments are not dependent upon a single or only a few customers.  Other than a contract with a municipality to provide billing and meter reading services, which will terminate on April 1, 2011, the U.S. government is the only customer for ASUS’ contracted services.

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

Competition

The businesses of GSWC and CCWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories. GSWC and CCWC compete with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. AWR’s other subsidiary, ASUS, actively competes for business with other investor-owned utilities, other third party providers of water and/or wastewater services, and governmental entities primarily on the basis of price and quality of service.

Employee Relations

AWR had a total of 719 employees as of December 31, 2010 as compared to 703 employees as of December 31, 2009.  GSWC had 592 employees as of December 31, 2010 as compared to 582 employees as of December 31, 2009.  Nineteen positions in GSWC’s Bear Valley Electric customer service area are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expired in 2010.  GSWC is currently in negotiations with this union on a new agreement.  Sixty-five employees in GSWC’s Region II ratemaking district are covered by a collective bargaining agreement with the Utility Workers Union of America, which expires in 2011. GSWC has no other unionized employees.

AWR and its other subsidiaries had 127 employees as of December 31, 2010.  Eleven of the employees of a subsidiary of ASUS are covered by a collective bargaining agreement with the International Union of Operating Engineers which expires in 2011.

Forward-Looking Information

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.   For example, when we use words such as “believes,” “anticipates,” “expects,” “plans”, “estimates,” “intends,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Such statements address future events and conditions concerning such matters as our ability to raise capital, capital expenditures, earnings, litigation, rates, water sales, water quality and other regulatory matters, adequacy of water supplies, our ability to recover electric, natural gas and water supply costs from customers, contract operations, liquidity and capital resources, and accounting matters.

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

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

Our revenues depend substantially on the rates and fees we charge our customers and the ability to recover our costs on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electric power, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by either the CPUC or the ACC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests for equitable adjustments or price redeterminations for contracted services from the U.S. government may adversely affect our financial performance. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates, the CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC. Similarly, if the CPUC approves rates that are higher than the interim rates, the CPUC may authorize us to recover the difference between the interim rates and the final rates.

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses and could result in impairment of goodwill if the decision affects a subsidiary. Management continually evaluates the anticipated recovery of regulatory assets, liabilities and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. In the event that our assessment of the probability of recovery through the ratemaking process is incorrect, we will adjust the associated regulatory asset or liability to reflect the change in our assessment or any regulatory disallowances.   A change in our evaluation of the probability of recovery of regulatory assets, a regulatory disallowance of all or a portion of our costs could have a material adverse effect on our financial results.

Management also reviews goodwill for impairment at least annually.   ASUS has $1.1 million of goodwill which may be at risk for potential impairment if requested price redeterminations and/or equitable adjustments are not granted.  CCWC has $3.3 million of goodwill which we do not believe is at risk for potential impairment.

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

We may also be subject to fines or penalties if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our businesses, unless we appeal this determination, or our appeal of an adverse determination is denied.

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

We may sustain losses that exceed or are excluded from our insurance coverage or for which we are not insured

We are, from time to time, parties to legal or regulatory proceedings.  These proceedings may pertain to regulatory investigations, employment matters or other disputes.  Management periodically reviews its assessment of the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, and the availability and extent of insurance coverage.  On the basis of this review, management establishes reserves for such matters.  We may, however, from time to time be required to pay fines, penalties or damages that exceed our insurance coverage and/or reserves if our estimate of the probable outcome of such proceedings proves to be inaccurate.

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  However, our insurance policies contain exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance policies cover worker’s compensation, employer’s liability, general liability and automobile liability. Each policy includes deductibles or self-insured retentions and policy limits for covered claims.   As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.

Additional Risks Associated with our Public Utility Operations

Our operating costs have increased and are expected to continue to increase as a result of groundwater contamination

Our operations are impacted by groundwater contamination in certain service territories.  We have taken a number of steps to address contamination, including the removal of wells from service, decreasing the amount of groundwater pumped from wells in order to slow the movement of plumes of contaminated water, constructing water treatment facilities and securing alternative sources of supply from other areas not affected by the contamination.  In emergency situations, we have supplied our customers with bottled water until the emergency situation has been resolved.

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

Persons who are potentially responsible for causing the contamination of groundwater supplies have asserted claims against water distributors on a variety of theories and have thus far brought the water distributors (including GSWC) within the class of potentially responsible parties in federal court actions pending in Los Angeles County.  This increases the costs and risks of seeking recovery of these costs.  Management believes that rate recovery, proper insurance coverage and reserves are in place to appropriately manage these types of claims.  However, such claims, if ultimately resolved unfavorably to us, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

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

•                                         Water quality;

•                                         Legal limitations on production, diversion, storage, conveyance and use; and

•                                         Climate change.

Population growth and increases in the amount of water used in California and Arizona have caused increased stress on surface water supplies and groundwater basins.  In addition, new court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta may decrease the amount of water Metropolitan Water District of Southern California (“MWD”), is able to import from northern California.  We are providing incentives to and/or assessing penalties on our customers in order to encourage water conservation.   We are also acting to secure additional supplies from desalination and water transfers.  However, we cannot predict to what extent these efforts to reduce stress on our water supplies will be successful or sustainable.

CCWC obtains its water supply from operating wells and from the Colorado River through the Central Arizona Project (“CAP”). CCWC’s water supply may be subject to interruption or reduction if there is an interruption or reduction in water supplies available to CAP.  In addition, CCWC’s ability to provide water service to new real estate developments is dependent upon CCWC’s ability to meet the requirements of the Arizona Department of Water Resources regarding the CCWC’s assured water supply account.

Water shortages at our rate-regulated water utilities may:

•                                         adversely affect our supply mix, for instance, causing increased reliance upon more expensive water sources;

•                                         adversely affect our operating costs, for instance, by increasing the cost of producing water from more highly contaminated aquifers;

•                                         result in an increase in our capital expenditures, for example by requiring the construction of pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers, and reservoirs and other facilities to conserve or reclaim water; and

•                                         adversely affect the volume of water sold as a result of mandatory or voluntary conservation efforts by customers.

We may be able to recover increased operating and capital costs through the ratemaking process.  GSWC has implemented a modified supply cost balancing account to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC.  We may also recover costs from certain third parties that may be responsible, or potentially responsible, for groundwater contamination.

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

Our liquidity and earnings may be adversely affected by increases in maintenance costs due to our aging infrastructure

Some of our systems in California are more than 50 years old.  We have experienced leaks and water quality and mechanical problems in some of these older systems.  In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent water discharge requirements. These costs can increase unexpectedly in substantial amounts.

We include increases in maintenance costs in each general rate case filed by our rate-regulated public utilities for possible recovery. However, we estimate the amount of expenses expected to be incurred during future years in California. We may not recover overages from those estimates in rates.

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

Our public utilities businesses are heavily dependent upon revenue generated from rates charged to our residential customers for the volume of water used. The rates we charge for water are regulated by the CPUC and the ACC and may not be unilaterally adjusted to reflect changes in demand. Declining usage also negatively impacts our long-term operating revenues if we are unable to secure rate increases or if growth in the residential customer base does not occur to the extent necessary to offset the per customer residential usage decline.  We implemented a water revenue adjustment mechanism (“WRAM”) at GSWC which has the effect of reducing the adverse impacts of our customers’ conservation efforts on revenues; however, cash flows from operations can be significantly affected as much of the revenues recognized in the WRAM accounts will be collected from customers primarily through a surcharge over a 12 - 24 month period.

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

The demand for electricity in our electric customer service area is greatly affected by winter snows. An increase in winter snows reduces the use of snowmaking machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues.  Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions, which also reduces our electric revenues.  In November 2009, GSWC implemented a base revenue requirement adjustment mechanism for our electric business which should help mitigate fluctuations in the revenues and earnings of our electric business due to changes in the amount of electricity used by GSWC’s customers.

Our liquidity, and in certain circumstances, earnings, may be adversely affected by increases in electricity and natural gas prices in California

We purchase most of our electric energy sold to customers in our electric customer service area from others under purchased power contracts.  In addition to purchased power contracts, we purchase additional energy from the spot market to meet peak demand.  We may sell surplus power to the spot market during times of reduced energy demand.  We also operate a natural gas-fueled 8.4 megawatt generator in our electric service area.

The CPUC permits us to recover energy purchase costs from customers, up to an annual weighted average cost of $77 per megawatt hour (“MWh”) each year.  Upon expiration of the $77 MWh rate in August 2011, the CPUC will grant approval for revised rates to recover these energy costs.  We are required to write-off costs in excess of this cap.  As a result, we are at risk for increases in spot market prices of electricity purchased and for decreases in spot market prices for electricity sold.

Unexpected generator downtime or a failure to perform by any of the counterparties to our electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electric prices.

Changes in electricity prices also affect the unrealized gains and losses on our block forward purchased power contracts that qualify as derivative instruments as we adjust the asset or liability on these contracts to reflect the fair market value of the contracts at the end of each month.  The CPUC has authorized us to establish a memorandum account to track the changes in the fair market value of our power purchased contracts that became effective on January 1, 2009.  As a result, unrealized gains and losses on these purchased power contracts will not impact earnings.

We may not be able to procure sufficient renewable energy resources to comply with CPUC rules

We are required to procure a portion of our electricity from renewable energy resources.  Due to our small size as compared to other energy utilities and the constrained renewable energy market, we have not been able to obtain sufficient resources to achieve the established interim target purchase levels.  We believe that BVES is permitted to defer compliance with these requirements under the CPUC’s flexible compliance rules.  However, BVES may be subject to fines and penalties by the CPUC if the CPUC determines that BVES is not in compliance with the renewable resource procurement rules.

Our assets are subject to condemnation

Municipalities and other government subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings.  It is generally our practice to contest these proceedings which may be costly and may divert the attention of management from the operation of our business.  If a municipality or other government subdivision succeeds in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets acquired or be able to recover all charges associated with the divestiture of these assets.

Additional Risks Associated with our Contracted Services

We derive revenues from contract operations primarily from the operation and maintenance of water and/or wastewater systems at military bases and the construction of water and wastewater improvements to the infrastructure on most of these bases. As a result, these operations are subject to risks that are different than those of our public utility operations.

Our operations and maintenance contracts on military bases create certain risks that are different from  our public utility operations

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

We have experienced delays in the redetermination of prices following completion of the first two years of operation under our operation and maintenance contracts. We have also experienced delays in the past in obtaining a final equitable adjustment of prices for the significantly higher infrastructure at certain of the bases than that described by the U.S. government in its request for proposal.  These delays have negatively impacted our results of operations and cash flows.

We are required to record all costs incurred under these types of contracts as these costs are incurred. As a result, we may record losses associated with unanticipated conditions, higher than anticipated infrastructure levels and emergency work at the time such expenses occur.  We recognize revenue for such work as, and to the extent that, our requests for equitable adjustments are approved.  Delays in obtaining approval of equitable adjustments can negatively impact our results of operations and cash flows.

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

We recognize revenues from these types of contracts using the percentage-of-completion method of accounting. This accounting practice results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs or the physical completion of the construction projects. The earnings or losses recognized on individual contracts are based on periodic estimates of contract revenues, costs and profitability as the construction projects progress.

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

We depend, to some extent, upon subcontractors to assist us in the performance of contracted services on military bases

We rely, to some extent, on subcontractors to assist us in the operation and maintenance of the water and wastewater systems at military bases. The failure of any of these subcontractors to perform services for us in accordance with the terms of our contracts with the U.S. government could result in the termination of our contracts to provide water and/or wastewater services at these bases, a loss of revenues or increases in costs to correct a subcontractor’s performance failures.  We are able to mitigate these risks, in part, by obtaining and requiring our subcontractors to obtain performance bonds.

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

If these subcontractors fail to perform services to be provided to us or fail to provide us with the proper equipment or materials, we may be penalized for their failure to perform; however, our contracts with these subcontractors include certain protective provisions, which may include the assessment of liquidated damages.  We mitigate these risks by requiring many of our subcontractors to obtain performance bonds and to compensate us for any penalties we may be required to pay as a result of their failure to perform.

Our earnings may be affected, to some extent, by weather during different seasons

Seasonal weather conditions, such as hurricanes or significant winter storms, occasionally cause temporary office closures and/or result in temporary halts to construction activity at military bases .  To the extent that our construction activities are impeded by these events, we will experience a delay in recognizing revenues from these construction projects.

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

Our subsidiaries providing water and wastewater services on military bases also expect to incur significant capital expenditures. To the extent that the U.S. government does not reimburse us for these expenditures as the work is performed or completed, the U.S. government will repay us over time.  However, if there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment, or assert its right to offset damages against amounts owed to us.  If we are unable to collect amounts owed to us on a timely basis or the U.S. government asserts its offset rights, profits and cash flows will be adversely affected.

We may be adversely impacted by economic conditions

Economic uncertainty continues to impact the growth of the debt and equity markets.  Although portions of our operations are funded through cash flows from operations, we obtain funds through external sources such as bank borrowings as well as issuance of debt and equity securities.  Access to these external financing on reasonable terms depends, in part, on conditions in the debt and equity markets.  When business and market conditions deteriorate, we may no longer have access to the capital markets on reasonable terms.  Our ability to obtain funds is dependent upon our ability to access the capital markets by issuing debt or equity to third parties or obtaining funds from our revolving credit facility which expires in May 2013.  In the event of financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, significant financial service institution failures or our inability to renew or replace our existing revolving credit facility on attractive terms, it may become necessary for us to seek funds from other sources on unattractive terms.

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

We are a holding company that depends on cash flow from GSWC to meet our financial obligations and to pay dividends on our common shares

As a holding company, our subsidiaries conduct substantially all operations and our only significant assets are investments in our subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet our debt service obligations and to pay dividends on our common shares.  More than 81% of our revenues in 2010 were derived from the operations of GSWC.  Moreover, none of our other subsidiaries has paid any dividends to us during the past three years.  As a result, we are largely dependent on cash flow from GSWC to meet our financial obligations and to pay dividends on our common shares.

Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on our debt.  Our subsidiaries only pay dividends if and when declared by the subsidiary board.  Moreover, GSWC is obligated to give first priority to its own capital requirements and to maintain a capital structure consistent with that determined to be reasonable by the CPUC in its most recent decision on capital structure, in order that customers not be adversely affected by the holding company structure.  Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of GSWC is generally subject to the prior claims of creditors of that subsidiary.  If we are unable to obtain funds from GSWC in a timely manner, we may be unable to meet our financial obligations, make additional investments or pay dividends.

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

Our operations are geographically concentrated in California

Although we operate water and wastewater facilities in a number of states, our operations are concentrated in California, particularly southern California.  As a result, our financial results are largely subject to political, water supply, labor, utility cost and regulatory risks, economic conditions and other economic risks affecting California.  California has been particularly hard hit by the recent economic crisis.  California is, among other things, raising taxes in order to help balance the state budget and jobs may be lost to other states which are perceived as having a more business friendly climate, thereby exacerbating the impact of the financial crisis in California.

We operate in areas subject to natural disasters or that may be the target of terrorist activities

We operate in areas that are prone to earthquakes, fires, mudslides and other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in southern California, where our operations are concentrated, or other natural disasters in California could adversely impact our ability to deliver water and adversely affect our costs of operations.  The CPUC has historically allowed utilities to establish a catastrophic event memorandum account to recover these costs.

Terrorists could seek to disrupt service to our customers by targeting our assets.  We have invested in additional security for facilities throughout our regulated service areas to mitigate the risks of terrorist activities. We also may be prevented from providing water and/or wastewater services at the military bases we serve in times of military crisis affecting these bases.

Item 1B — Unresolved Staff Comments

None.

Item 2 - Properties

Electric Properties

GSWC’s electric properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2010, GSWC owned and operated 29 miles of overhead 34.5 kilovolt (“kv”) transmission lines, 1 mile of underground 34.5 kv transmission lines, 177.03 miles of 4.16 kv or 2.4 kv distribution lines, 53.15 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Water Properties

As of December 31, 2010, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,782 miles of pipeline together with services, meters and fire hydrants and approximately 425 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including four surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using pipes and appurtenances for transmitting and distributing water.

As of December 31, 2010, GSWC owned 254 wells, of which 188 are active operable wells equipped with pumps with an aggregate production capacity of approximately 199.0 million gallons per day. GSWC has 56 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 109 million gallons. GSWC owns no dams in its customer service areas. The following table provides, in greater detail, information regarding water utility plant of GSWC for each of its water regions:

	Pumps		Distribution Facilities			Reservoirs
Region	Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
Region I	76	121	662	56,080	4,036	46	34,678
Region II	53	65	920	100,879	8,718	25	21,480
Region III	125	194	1,200	98,637	10,476	74	53,069	(1)
Total	254	380	2,782	255,596	23,230	145	109,227

* Reservoir capacity is measured in thousands of gallons. Mains are in miles.

(1) GSWC has additional reservoir capacity in its Claremont system, through an exclusive right to use all of one 8 million gallon reservoir, one-half of another 8 million gallon reservoir, and one-half of a treatment plant’s capacity, all owned by Three Valleys Municipal Water District.

As of December 31, 2010, CCWC’s physical properties consisted of water transmission and distribution systems, which included 184 miles of pipeline, together with services, meters, fire hydrants, wells, reservoirs with a combined storage capacity of 7.55 million gallons and a surface water treatment plant, which treats water from the CAP.

Adjudicated and Other Water Rights

GSWC

GSWC owns groundwater and surface water rights in California, as shown in the table below.  Water rights are divided between groundwater and surface water.  Groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource.  Unadjudicated groundwater rights have not been quantified and are not subject to predetermined limitations, but are typically measured by maximum historical usage over the last five years.  Surface water rights are quantified and managed by the State Water Resources Control Board, unless they originated prior to 1914, in which case they resemble unadjudicated groundwater rights.

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

Office Buildings

Registrant’s general headquarters are housed in two office buildings located in San Dimas, California, one of which GSWC owns. GSWC also owns and/or leases certain facilities that house regional, district and customer service offices. CCWC owns its primary office space in Fountain Hills, Arizona.  ASUS leases an office facility in Costa Mesa, California.  ONUS leases a service center located in North Carolina. TUS, PSUS and FBWS rent temporary service center facilities in Maryland, South Carolina and Texas, respectively.  ODUS owns a service center in Virginia.

Mortgage and Other Liens

As of December 31, 2010, GSWC had no mortgage debt outstanding or liens securing indebtedness.

As of December 31, 2010, substantially all of the utility plant of CCWC was pledged to secure its Industrial Development Authority Bonds, which among other things, restricts CCWC’s ability to incur debt and make liens, sell, lease or dispose of assets, or merge with another corporation, and pay dividends.

As of December 31, 2010, neither AWR nor ASUS or any of its subsidiaries had any mortgage debt or liens securing indebtedness, outstanding.  However, under the terms of certain debt of AWR and GSWC, AWR and GSWC are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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

The Town of Apple Valley (the “Town”) abandoned its activities related to a potential condemnation of GSWC’s water systems serving the Town in 2007.  However, in January 2011, the Town Council directed staff to update the previously prepared financial feasibility study for the acquisition of GSWC’s water systems. GSWC’s Apple Valley water systems serve approximately 2,800 customers.

Except for Town of Apple Valley, GSWC is currently not involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the GSWC’s service areas during the past three years.

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

On August 29, 2003, the U.S. Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which the two impacted GSWC wells draw water. GSWC was not named as a party to the UAO. The UAO requires that these parties remediate the contamination. The judge in the lawsuit has appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA is also conducting settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA are working to coordinate their settlement discussions under the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements have been reached between WQA and some PRPs. Settlements with a number of other PRPs are being finalized; however, Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors seeking to adjudicate the rights to water in the Santa Maria Groundwater Basin. The lawsuit was filed on July 14, 1997 in the Santa Clara County Superior Court: Santa Maria Valley Water Conservation District v. City of Santa Maria, et al (Lead Case No. CV 770214; consolidated with Case Nos.: CV 784900, 784921, 784926, 785509, 785511, 785515, 785522, 785936, 786791, 787150, 787151, 787152).

On February 11, 2008, the court issued its final judgment, which approves and incorporates the stipulation.  The judgment awards GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment grants GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retains jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  GSWC’s participation in the stipulation is subject to CPUC approval.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below compares American States Water Company’s cumulative five-year total shareholder return on  Common Shares with the cumulative total returns of the S&P 500 index and a customized peer group of five companies that includes: Artesian Resources Corp., California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company and SJW Corp.  The peer group of companies differs from the peer group used by AWR in last year’s Annual Report on Form 10-K which also included SouthWest Water Company.  SouthWest Water Company  no longer has any publicly traded common stock.  The graph tracks the performance of a $100 investment in our Common Shares, in the index and in the peer group (with the reinvestment of all dividends) from December 31, 2005 to December 31, 2010.

	12/05	12/06	12/07	12/08	12/09	12/10

American States Water Company	$100.00	$128.58	$128.49	$115.72	$127.91	$128.24

S&P 500	100.00	115.80	122.16	76.96	97.33	111.99

Peer Group	100.00	124.02	118.87	126.75	111.75	123.69

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares

Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR”. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years, as reported by the Wall Street Journal’s website, were:

	Stock Prices
	High	Low
2010
First Quarter	$36.42	$31.20
Second Quarter	39.61	31.41
Third Quarter	37.00	31.24
Fourth Quarter	38.59	33.01

2009
First Quarter	$38.79	$29.76
Second Quarter	36.40	30.82
Third Quarter	37.42	32.10
Fourth Quarter	36.92	31.58

The closing price of the Common Shares of American States Water Company on the NYSE as reported on the Wall Street Journal’s website on March 9, 2011 was $34.24

Approximate Number of Holders of Common Shares

As of March 9, 2011, there were 2,776 holders of record of the 18,654,106 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding Common Shares of GSWC, CCWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions

For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company:

	2010	2009
First Quarter	$0.26	$0.25
Second Quarter	$0.26	$0.25
Third Quarter	$0.26	$0.25
Fourth Quarter	$0.26	$0.26
Total	$1.04	$1.01

AWR’s ability to pay dividends is subject to the requirement in its $100.0 million revolving credit facility to maintain compliance with all covenants described in footnote (15) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $298.8 million was available from GSWC to pay dividends to AWR as of December 31, 2010. GSWC is also prohibited under the terms of senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  GSWC would have to issue additional debt of $372.7 million to invoke this covenant as of December 31, 2010.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under the restrictions of the California tests, approximately $150.2 million of AWR’s retained earnings was available to pay dividends to common shareholders at December 31, 2010. Approximately $141.1 million was available from the retained earnings of GSWC at December 31, 2010 to pay dividends to AWR. Approximately $2.1 million was available from retained earnings of ASUS at December 31, 2010 to pay dividends to AWR under the California tests.

CCWC is subject to contractual restrictions on its ability to pay dividends. CCWC’s maximum ability to distribute dividends is limited to maintenance of no more than 55% debt in its capital structure for the quarter immediately preceding the distribution. The ability of CCWC to pay dividends is also restricted under Arizona law. Under restrictions of the Arizona tests, approximately $4.1 million was available to pay dividends to AWR at December 31, 2010.  See footnote (6) to the table in the section entitled “Contractual Obligations and Other Commitments” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Conditions and Results of Operation for additional information regarding CCWC’s debt.

AWR paid $19.3 million in common dividends to shareholders for the year ended December 31, 2010, as compared to $18.1 million for the year ended December 31, 2009. GSWC paid dividends of $19.6 million and $19.4 million to AWR in 2010 and 2009, respectively. CCWC and ASUS did not pay any dividends to AWR in 2010 or 2009.

Securities Authorized for Issuance under Equity Compensation Plans

AWR has made stock awards to its executive officers and managers under the 2000 Stock Incentive Plan and the 2008 Stock Incentive Plan.  It has also made stock awards to its non-employee directors under the Non-Employee Directors Stock Plan.  Information regarding the securities which have been issued and which are available for issuance under these plans are set forth in the table below as of December 31, 2010.  This table does not include any common shares that may be issued under our 401(k) plan

Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c)(1) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	726,405	$32.00	997,366
Equity compensation plans not approved by shareholders	—	—	—
Total	726,405	$32.00	997,366

(1) Amounts shown are for options granted only.  At December 31, 2010, there were 48,630 restricted stock units outstanding that had been granted to employees under the 2000 and 2008 Stock Incentive Plans and 57,097 restricted stock units outstanding that had been granted to directors under the 2003 Non-Employee Directors Stock Plan.  Each restricted stock unit was issued with dividend equivalent rights until the restricted stock unit vests or is terminated earlier pursuant to the terms of the grant.  We may not grant restricted stock units with respect to more than 118,000 of our common shares under the directors plan.

Other Information

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2010.

The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2010:

				Total Number of	Maximum Number
				Shares Purchased as	of Shares That May
				Part of Publicly	Yet Be Purchased
	Total Number of		Average Price Paid	Announced Plans or	under the Plans or
Period	Shares Purchased		per Share	Programs (1)	Programs (3)
October 1 - 31, 2010	490		$36.98	—	NA
November 1 - 30, 2010	157		$37.50	—	NA
December 1 - 31, 2010	33,114		$34.56	—	NA
TOTAL	33,761	(2)	$34.61	—	NA

(1)          None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          Of this amount, 33,100 Common Shares were acquired on the open market for employees pursuant to our 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the AWR’s Common Share Purchase and Dividend Reinvestment Plan.

(3)          None of these plans contain a maximum number of Common Shares that may be purchased in the open market under the plans.  There is no termination date for either of these plans.

Item 6. Selected Financial Data

AMERICAN STATES WATER COMPANY (AWR):

(in thousands, except per share amounts)	2010 (4)	2009	2008 (2)	2007	2006
Income Statement Information:
Total Operating Revenues	$398,942	$353,251	$311,246	$293,666	$260,874
Total Operating Expenses	325,123	284,409	250,308	227,873	206,706
Operating Income	73,819	68,842	60,938	65,793	54,167
Interest Expense	21,636	21,899	20,877	21,102	20,578
Interest Income	2,406	911	1,832	2,321	2,753
Income from Continuing Operations	$31,091	$29,374	$25,996	$27,121	$21,857
Income (loss) from Discontinued Operations, net of tax (3)	$2,106	$157	$(3,991)	$909	$1,224
Basic Earnings per Common Share (1):
Income from Continuing Operations	$1.67	$1.62	$1.50	$1.57	$1.27
Income (loss) from Discontinued Operations (3)	$0.11	$0.01	$(0.23)	$0.05	$0.07
Fully Diluted Earnings per Common Share:
Income from Continuing Operations	$1.66	$1.61	$1.49	$1.56	$1.26
Income (loss) from Discontinued Operations (3)	$0.11	$0.01	$(0.23)	$0.05	$0.07
Average Shares Outstanding	18,585	18,052	17,262	17,121	16,934
Average Number of Diluted Shares Outstanding	18,736	18,188	17,394	17,177	17,101
Dividends Declared per Common Share	$1.040	$1.010	$1.000	$0.955	$0.910
Balance Sheet Information:
Total Assets	$1,192,035	$1,113,293	$1,061,287	$964,675	$936,955
Common Shareholders’ Equity	377,541	359,430	310,503	302,129	283,734
Long-Term Debt	299,839	300,221	260,561	260,941	261,248
Total Capitalization	$677,380	$659,651	$571,064	$563,070	$544,982

(1)               In accordance with authoritative guidance for the effect of participating securities on earnings per share (“EPS”) calculations, AWR uses the “two-class” method of computing EPS for the effects of participating securities.  AWR has participating securities related to stock options and stock units that earn dividend equivalents on an equal basis with Common Shares.  Net income available for common shareholders excluding earnings available and allocated to participating securities, was $33,023,000, $29,399,000, $21,890,000, $27,723,000 and $22,623,000 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(2)               In 2008, results include a $7.7 million goodwill impairment charge related to CCWC, in accordance with accounting guidance for goodwill and other intangible assets.

(3)               On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $35.0 million, including the assumption of approximately $6.0 million of long-term debt.  The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the ACC, which is anticipated to be received in 2011.  Therefore, no gain on disposal of CCWC has been recorded during the year ended December 31, 2010.  The results of CCWC for all periods included have been presented as a discontinued operation.

(4)               In 2010, results include a $16.6 million charge related to the impairment of assets and loss contingencies in connection with regulatory matters.

GOLDEN STATE WATER COMPANY (GSWC):

(in thousands)	2010 (4)	2009	2008	2007	2006
Income Statement Information:
Total Operating Revenues	$326,582	$294,119	$268,888	$258,752	$244,425
Total Operating Expenses	262,781	230,633	205,970	194,046	189,123
Operating Income	63,801	63,486	62,918	64,706	55,302
Interest Expense	21,215	21,398	19,651	20,063	19,186
Interest Income	1,914	898	1,774	2,111	2,670
Net Income	$25,110	$25,373	$27,819	$26,900	$23,258
Balance Sheet Information:
Total Assets	$1,078,478	$1,021,845	$970,150	$889,973	$867,661
Common Shareholder’s Equity	358,295	331,530	324,533	278,441	266,965
Long-Term Debt	299,839	300,221	260,561	260,941	261,248
Total Capitalization	$658,134	$631,751	$585,094	$539,382	$528,213

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, CCWC, ASUS and its subsidiaries.  Included in the following analysis is a discussion of water and electric margins.  Water and electric margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the performance of GSWC and CCWC. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance. A reconciliation of water and electric margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs”.

Overview

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses through approximately 2,900 miles of water distribution pipelines and the delivery of electricity in the Big Bear area of San Bernardino County. Rates charged to customers of GSWC and CCWC are determined by the CPUC and ACC, respectively. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting financial performance of our regulated utilities include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and our overhead costs; fines, penalties and disallowances by state regulatory agencies arising from failures to comply with regulatory requirements; weather; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by GSWC to protect its water supply.

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned from the operation and maintenance and renewal and replacement of the water and/or wastewater systems for the U.S. government at various military bases, as well as from construction of new water and/or wastewater facilities at those bases under contract modifications. All of the current contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on these new construction activities.  As a result, ASUS is subject to risks that are different than those of Registrant’s public utility water and electric utilities.  ASUS plans to continue seeking contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases.  Factors affecting the financial performance of our Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the redetermination and equitable adjustment of prices under the contracts with the U.S. government; fines, penalties or disallowance of costs by the federal government; and termination of contracts and suspension or debarment for a period of time from contracting with the federal government due to violations of federal law and regulations in connection with military utility privatization activities.

GSWC plans to continue to seek additional rate increases in future years from the CPUC and the U.S. government to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings.  GSWC plans to issue public debt in 2011, depending on market conditions.  Proceeds from the debt issuance are expected to be used to pay down short-term borrowings from AWR which will be used by AWR to reduce borrowings under its $100.0 million revolving credit facility, and retire other long-term debt with higher interest rates.

On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. (“EPCOR”) to sell all the common shares of CCWC for a total purchase price of $35.0 million, including the assumption of approximately $6.0 million of long-term debt.  Approximately $29.0 million in cash will be paid to AWR at closing. The purchase price is subject to certain adjustments for changes in retained earnings. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the ACC, which is anticipated to be received in 2011.   Therefore, no gain on disposal of CCWC has been recorded in 2010. Had the transaction closed as of December 31, 2010, AWR would have recognized a pretax gain on disposal of approximately $5.8 million, net of transaction costs of $708,000.  The results of operations of CCWC for 2010, 2009 and 2008 have been presented as a discontinued operation.

On November 19, 2010, the CPUC issued a final decision on GSWC’s Region II, Region III and general office rate case. The CPUC approved revenue increases for 2010 of approximately $33.0 million as compared to 2009 adopted revenues, including an increase of $14.0 million for supply costs.  The rate increases were retroactive to January 1, 2010. The $33.0 million revenue increase included approximately $12.2 million already collected in 2010 as of the date of the decision through a supply cost offset surcharge (in effect since 2009). Effective January 1, 2011, a twenty-four month surcharge is in effect to collect the remaining uncollected retroactive portion of the revenue increase, which totals approximately $19.5 million, and has been recorded as a regulatory asset as of December 31, 2010.

The CPUC also authorized GSWC to establish a two-way balancing account to track differences between the forecasted annual pension expenses adopted in rates for calendar years 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC’s water regions in accordance with the accounting guidance for pension costs. As a result, GSWC recorded $1.8 million to the pension balancing account in the fourth quarter of 2010, which reduces operating expenses.

Had the new rates from the final decision been in place on January 1, 2010, the impact by quarter to diluted earnings per share from continuing operations would be as follows:

	Fully Diluted
	EPS from	Impact of	Adjusted
	Continuing Operations	Retroactive	Fully Diluted
Impact by Quarter	As Reported	Rates	EPS (2)
First Quarter (1)	$0.44	$0.04	$0.48
Second Quarter	0.47	0.11	0.58
Third Quarter (3)	0.30	0.15	0.45
Fourth Quarter (3)	0.44	(0.30)	0.14
Year ended December 31, 2010 (4)	$1.66	$—	$1.66

(1)         During the first quarter of 2010, ASUS recorded an increase to pretax income of $6.1 million, or $0.19 per share, reflecting approval from the U.S. government of requests for equitable adjustment, which were retroactive, for managing more infrastructure than originally estimated by the government in its solicitation of bids for operation of the water and wastewater facilities at Fort Bragg in North Carolina and Fort Bliss in Texas.

(2)         Adjusted fully diluted EPS:  This measure is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities, and should not be considered as an alternative measurement to EPS.  Registrant has presented this information as we believe this measure is a useful benchmark in assessing its performance on a quarterly basis had the CPUC decision been in effect as of January 1, 2010.  In 2008 and 2009 increased rates were in effect for the entire fiscal year.

(3)         During the third and fourth quarters of 2010, a pretax charge for the impairment of assets and loss contingencies were recorded totaling $0.32 and $0.23 per share, respectively.

(4)         The sum of the quarterly 2010 diluted earnings per share and adjusted fully diluted EPS do not agree to the yearly totals due to rounding.

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million completed over a period of 14 years. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges, if any, were included in customer rates.

Should the CPUC investigation result in a disallowance of certain previously capitalized costs, such costs, and potentially any return earned on such costs, may be required to be refunded to customers resulting in a charge to operating income.  In addition to the disallowance of previously capitalized costs and the return earned on such costs, the CPUC also has the authority to assess fines and penalties.  The staff of the CPUC has indicated to GSWC that it intends to seek such remedies, including possibly a fine and penalty.  GSWC does not believe that a disallowance is required or that a penalty is justified. GSWC intends to vigorously defend the matter; however, proceedings such as this are difficult to predict and a final outcome is unknown.  While reserving all rights, management believes it prudent to reserve for a probable loss related to this matter. The reserve estimates for this matter are subject to change as additional information becomes known. However, at this point, management does not expect increases in its recorded estimated reserve.

As a result of management’s assessment of the CPUC subpoena matter and the disallowance by the CPUC of costs associated with certain construction projects in its final decision on the Region II, Region III and general office rate case, GSWC recorded a pretax charge for the impairment of assets and loss contingencies totaling $16.6 million, or $0.55 per share, in 2010.  These reserve estimates may be adjusted as additional information becomes known.

For 2010, net income from continuing operations was $31.1 million compared to $29.4 million in 2009, an increase of 5.8%.  Diluted earnings per share from continuing operations for 2010 were $1.66 compared to $1.61 in 2009, an increase of $0.05 per share.  Earnings for 2010 were largely impacted by: (i) a pretax charge of $16.6 million, or $0.55 per share, for the impairment of assets and loss contingencies discussed previously, and (ii) pretax income of $6.1 million, or $0.19 per share, recorded during the first quarter of 2010 reflecting approval from the U.S. government of requests for equitable adjustment, that were retroactive, for managing more infrastructure than originally estimated by the government in its solicitation of bids for operation of the water and wastewater facilities at Fort Bragg in North Carolina and Fort Bliss in Texas.  Excluding the effects of these two significant items, adjusted fully diluted earnings from continuing operations (a non-GAAP measure) for 2010 would have been $2.02 per share, an increase of $0.41 per share.

Contributing to the remaining increase of $0.41 per share were the following items, all of which are more fully discussed below: (i) an increase in the water dollar margin of $16.0 million, or $0.51 per share, during the year ended December 31, 2010 compared to the same period of 2009 due primarily to rate increases approved by the CPUC; (ii) an increase in the electric dollar margin of $6.8 million, or $0.21 per share, due primarily to rate increases approved by the CPUC; and (iii) an increase in interest income (net of interest expense) of $1.3 million, or $0.04 per share, related to a proposed settlement reached with the Internal Revenue Service related to AWR’s refund claims associated with a tax-method change.

These increases to adjusted fully diluted earnings per share were partially offset by: (i) an increase in operating expenses, other than supply costs, at our water and electric utilities of $6.3 million, or $0.20 per share; (ii) a decrease in other income of $684,000, or $0.02 per share, due primarily to losses incurred at one of AWR’s investments, accounted for by the equity method; (iii) a decrease in ASUS’ pretax operating income of $0.02 per share (excluding the impact of the approved requests for equitable adjustments previously discussed) due to higher allocated costs from the corporate headquarters and lower profit margins on certain capital projects at Fort Bragg and one of the military bases in Virginia due to higher than expected construction costs resulting from unexpected site conditions; (iv) a change in enacted state tax law during the first quarter of 2009 which resulted in a tax benefit of $918,000, or $0.05 per share which did not recur in 2010; (v) an increase in the effective tax rate (excluding the tax benefit previously discussed) for the year ended December 31, 2010 as compared to the same period in 2009, negatively impacting earnings by $0.02 per share due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements and other nondeductible permanent items; and (vi) a decrease of $0.04 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.1 million shares of AWR’s Common Shares in a public offering completed in May 2009.

Income from discontinued operations of $2.1 million for the year ended December 31, 2010 includes $426,000 (net of tax) of legal and consulting costs related to the pending CCWC sale transaction.  Excluding these transaction costs, CCWC’s net income improved by $2.4 million as compared to 2009 due primarily to: (i)  an increase in the water margin of $1.3 million due primarily to higher water rates implemented in October 2009 as a result of the approval by the ACC of CCWC’s general rate case; (ii) lower depreciation expense of $1.3 million as a result of reporting CCWC as a discontinued operation, resulting in no further depreciation being recorded in accordance with generally accepted accounting principles; (iii) a pretax loss of $760,000 recorded in the third quarter of 2009 resulting from a decision issued by the ACC in October 2009 related to a settlement for removal of a well from service, that did not recur in 2010; and (iv) lower other operating costs, including maintenance expense.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units included in continuing operations: water and electric service utility operations conducted through GSWC, and contracted services conducted through ASUS and its subsidiaries. As previously discussed, in June 2010, AWR entered into a stock purchase agreement to sell all the common shares of CCWC. Accordingly, the results of operations of CCWC have been reported in discontinued operations.  The tables below set forth summaries of the results by segment (in thousands) for AWR’s continuing operations:

	Operating Revenues				Pretax Operating Income
	Year	Year			Year	Year
	Ended	Ended	$	%	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE	12/31/2010	12/31/2009	CHANGE	CHANGE

Water	$290,781	$265,197	$25,584	9.6%	$57,018	$63,124	$(6,106)	-9.7%
Electric	35,801	28,922	6,879	23.8%	5,680	(553)	6,233	1127.1%
Contracted services	72,360	59,132	13,228	22.4%	11,487	6,358	5,129	80.7%
AWR parent	—	—	—	—	(366)	(87)	(279)	-320.7%
Totals from operation	$398,942	$353,251	$45,691	12.9%	$73,819	$68,842	$4,977	7.2%

Water - For the year ended December 31, 2010, pretax operating income for water decreased by $6.1 million, or 9.7%, primarily due to a $16.6 million pretax charge for the impairment of assets and loss contingencies, previously discussed. There were also $5.5 million in increases in other operating expenses (other than supply costs), largely due to additional depreciation expense as a result of the CPUC’s final decision issued in November 2010 on the Region II, Region III and general office rate case. These increases in operating expenses were partially offset by a $16.0 million increase in the dollar water margin, also largely as a result of the approved decision on the Region II, Region III and general office rate case.

Electric — For the year ended December 31, 2010, pretax operating income from electric operations increased by $6.2 million due to increases in rates which went into effect in November 2009 and January 2010 and generated approximately $5.7 million in revenues.  In addition, as a result of the Base Revenue Requirement Adjustment Mechanism (“BRRAM”), which also went into effect in November 2009, BVES recorded additional revenues due to lower customer usage as compared to adopted levels authorized by the CPUC.  Also, in March 2010, the CPUC approved for recovery a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation, effective and retroactive from June 4, 2009 to October 31, 2009.  As a result, during the first quarter of 2010, BVES recorded a regulatory asset of $958,000 and a corresponding increase to revenues for amounts included in this memorandum account.

Contracted Services — Revenues from contracted services are composed of construction revenues and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the year ended December 31, 2010, pretax operating income for contracted services increased by $5.1 million, or $0.16 per share, primarily due to contract modifications approved by the U.S. government during 2010 in connection with requests for equitable adjustment previously filed at Fort Bliss in Texas, Fort Jackson in South Carolina and Fort Bragg in North Carolina.  In addition, there was a contract modification for an interim rate increase pending resolution of the first price redetermination which included approximately $700,000 in retroactive management fee revenues at Andrews Air Force Base in Maryland. The approved REA’s and contract modifications totaled $7.0 million in additional revenues for 2010.  In addition, there was an overall increase in construction activities as compared to the same period in 2009 at Fort Bragg and Fort Jackson.  These increases were partially offset by decreased construction activity at Fort Bliss, Andrews Air Force Base, and the military bases in Virginia.  Also, in 2009 the government approved a $1.1 million REA related to Fort Jackson for emergency construction costs.  Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government for additional construction activity may or may not continue in future periods.  For further discussion on the status of price redeterminations and requests for equitable adjustments, see section titled “Contracted Services” presented later.

The following discussion and analysis for the years ended December 31, 2010, 2009 and 2008 provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other continuing subsidiaries: GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Consolidated Results of Operations — Years Ended December 31, 2010 and 2009 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
OPERATING REVENUES
Water	$290,781	$265,197	$25,584	9.6%
Electric	35,801	28,922	6,879	23.8%
Contracted services	72,360	59,132	13,228	22.4%
Total operating revenues	398,942	353,251	45,691	12.9%

OPERATING EXPENSES
Water purchased	46,865	44,973	1,892	4.2%
Power purchased for pumping	9,113	9,658	(545)	-5.6%
Groundwater production assessment	11,473	11,563	(90)	-0.8%
Power purchased for resale	13,078	12,853	225	1.8%
Supply cost balancing accounts	20,622	12,434	8,188	65.9%
Other operation expenses	29,184	28,808	376	1.3%
Administrative and general expenses	87,135	69,051	18,084	26.2%
Depreciation and amortization	37,405	31,531	5,874	18.6%
Maintenance	18,149	17,012	1,137	6.7%
Property and other taxes	14,165	12,824	1,341	10.5%
ASUS construction expenses	38,577	33,717	4,860	14.4%
Net gain on sale of property	(643)	(15)	(628)	4186.7%
Total operating expenses	325,123	284,409	40,714	14.3%

OPERATING INCOME	73,819	68,842	4,977	7.2%

OTHER INCOME AND EXPENSES
Interest expense	(21,636)	(21,899)	263	-1.2%
Interest income	2,406	911	1,495	164.1%
Other	(463)	221	(684)	-309.5%
	(19,693)	(20,767)	1,074	-5.2%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	54,126	48,075	6,051	12.6%

Income tax expense	23,035	18,701	4,334	23.2%

INCOME FROM CONTINUING OPERATIONS	31,091	29,374	1,717	5.8%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	2,106	157	1,949	1241.4%
NET INCOME	$33,197	$29,531	$3,666	12.4%

Basic earnings from continuing operations	$1.67	$1.62	$0.05	3.1%
Basic earnings from discontinued operations	0.11	0.01	0.10	1000.0%
	$1.78	$1.63	$0.15	9.2%

Diluted earnings from continuing operations	$1.66	$1.61	$0.05	3.1%
Diluted earnings from discontinued operations	0.11	0.01	0.10	1000.0%
	$1.77	$1.62	$0.15	9.3%

Net income from continuing operations for the year ended December 31, 2010 was $31.1 million, equivalent to $1.67 and $1.66 per common share on a basic and fully diluted basis, respectively, compared to $29.4 million, or $1.62 and $1.61 per common share on a basic and fully diluted basis, respectively, for the year ended December 31, 2009. Impacting the comparability in the results of the two periods are the following items which increased diluted earnings per share by $0.05:

•                  An increase in the water margin of $16.0 million, or $0.51 per share, during the year ended December 31, 2010 compared to the same period of 2009 due primarily to higher water rates approved by the CPUC effective January 1, 2010 in connection with the Region II, Region III and General Office rate case.  Based on this decision, the approved revenue increases for 2010 totaled approximately $33.0 million as compared to 2009 adopted revenues, which included an increase of $14.0 million for supply costs, and was retroactive to January 1, 2010.

•                  An increase in the electric margin of $6.8 million, or $0.21 per share, during the year ended December 31, 2010 as compared to the same period of 2009.  The increase was primarily due to: (i)  increases in rates in November 2009 and January 2010 related to BVES’ general rate case approved by the CPUC which generated an increase of approximately $5.7 million in revenues; (ii) the recording of additional revenues in the BRRAM due to lower customer usage as compared to adopted levels authorized by the CPUC; and (iii) the CPUC approval in March 2010 for recovery of $958,000 in a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES.

•                  A pretax charge of $16.6 million, or $0.55 per share, at GSWC for the impairment of assets and loss contingencies resulting from regulatory matters previously discussed, which may be adjusted as additional information becomes known.

•                  Excluding the pretax charge for the impairment of assets and loss contingencies discussed above, operating expenses, other than supply costs, increased by $6.3 million, or $0.20 per share, at our water and electric utility businesses for the year ended December 31, 2010.  The increase was primarily due to an increase in: (i) administrative and general expenses of $5.2 million due to higher labor and employee related costs as well as transportation expenses; (ii) depreciation and amortization expenses of $5.7 million; (iii) maintenance and other operating expenses of $1.7 million; and (iv) property and other taxes of $1.1 million.  These increases were partially offset by: (i) a $3.8 million pretax charge during the fourth quarter of 2009 related to legal and settlement costs in connection with a settlement agreement reached between the Company and two former officers that did not recur in 2010;  (ii) a decrease in pension expense of $3.0 million largely due to the effect of implementing a two-way pension balancing account at GSWC’s water regions; and (iii) an increase of $628,000 in pretax gain on the sale of property primarily due to the sale in 2010 of a well in one of GSWC’s water regions.

•                   An increase in pretax operating income for contracted services of $5.1 million, or $0.16 per share, for the year ended December 31, 2010 due primarily to contract modifications received from the U.S. government resolving requests for equitable adjustment and for retroactive interim increases in management fees.  In addition, there was an increase in total construction activity during 2010 as compared to 2009.

•                  An increase in interest income (net of interest expense) of $1.8 million, or $0.05 per share, primarily related to a proposed settlement reached with the Internal Revenue Service related to AWR’s refund claims associated with a tax-method change.

•                  A decrease in other income of $684,000, or $0.02 per share, due primarily to losses incurred at one of AWR’s investments, accounted for by the equity method.

•                  An increase in income tax expense for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to: (i) a change in enacted state tax law during the first quarter of 2009 which resulted in a tax benefit of $918,000, or $0.05 per share which did not recur in 2010; and (ii) an increase in the effective tax rate (excluding the tax benefit mentioned previously) for the year ended December 31, 2010 as compared to the same period in 2009, negatively impacting earnings by $0.02 per share primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements and other nondeductible permanent items.

•                  A decrease of $0.04 per share due to an increase in the weighted average number of common shares outstanding resulting from the issuance of 1.1 million shares of AWR’s Common Shares in a public offering completed in May 2009.

Net income from discontinued operations for the year ended December 31, 2010 was $2.1 million, equivalent to $0.11 per common share on a fully diluted basis, compared to net income of $157,000 or $0.01 per common share on a basic and fully diluted basis, for the year ended December 31, 2009, an increase of $0.10 per common share.  The improved performance at CCWC was primarily due to rate increases approved by the ACC in October 2009 and a decrease in operating expenses as compared to 2009.

Operating Revenues

Water

For the year ended December 31, 2010, revenues from water operations increased by 9.6% to $290.8 million, compared to $265.2 million for the year ended December 31, 2009. As previously discussed, the final decision in the Region II, Region III and general office rate case increased water revenues by $33.0 million as compared to the 2009 adopted revenue levels.  Revenues also increased in 2010 as a result of the impact of a full year of the Water Revenue Adjustment Mechanism (“WRAM”) in effect at Region I, which was implemented in September 2009.  These increases were partially offset by the recording of $3.1 million in the Water Conservation Memorandum Accounts for GSWC’s water regions in 2009 and $4.3 million in surcharges in effect that were approved by the CPUC to recover previously incurred under-collections in supply costs, both of which were not part of the original 2009 adopted revenues.

While water sales in 2010 continue to be impacted by state wide conservation and rationing efforts, earnings have not been negatively impacted by the reduction in water sales as GSWC has implemented the WRAM in all three water regions as authorized by the CPUC.  During 2010, consumption was lower by 8.4% as compared to 2009.  GSWC’s revenue requirement and volumetric revenues will be adopted as part of a general rate case (“GRC”) every three years. The recently approved Region II, Region III and general office GRC is effective for years 2010, 2011 and 2012.  On December 16, 2010, the CPUC issued a final decision on GSWC’s Region I GRC for new rates in 2011 and 2012. GSWC will file a GRC for all three water regions in July of 2011 with rates expected to be effective January 2013.

Electric

For the year ended December 31, 2010, revenues from electric operations increased by 23.8% to $35.8 million compared to $28.9 million for the year ended December 31, 2009 due primarily to rate increases implemented in November 2009 and January 2010 as approved by the CPUC which added approximately $5.7 million in electric revenues in 2010 and the implementation of the Base Revenue Requirement Adjustment Mechanism, adopted in November 2009.  Also, as previously discussed, in March 2010, the CPUC approved for recovery a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation, effective and retroactive from June 4, 2009 to October 31, 2009.  As a result, during the first quarter of 2010, BVES recorded a $958,000 increase to electric revenues for amounts included in this memorandum account.

Registrant’s regulated businesses rely upon rate approvals by the CPUC to provide for a return on invested and borrowed capital used to fund utility plant additions. If adequate rate relief is not granted in a timely manner, operating revenues and earnings can be negatively impacted.

Contracted Services

Revenues from contracted services are comprised of management fees for operating and maintaining (“O&M”) the water and/or wastewater systems at military bases and construction revenues (including renewals and replacements) on these systems.  For the year ended December 31, 2010, revenues from contracted services increased by $13.2 million, or 22.4%, to $72.4 million compared to $59.1 million for the year ended December 31, 2009 due to: (i) an increase of $8.1 million in O&M management fees, and (ii) an increase of $5.1 million in construction revenues.

For the year ended December 31, 2010, management fees increased by $8.1 million due primarily to contract modifications received from the U.S. government for operating and maintaining the water and wastewater systems at Fort Bliss and Fort Bragg that resulted in the recording of O&M revenues totaling $5.6 million, which were retroactive from the commencement of the contracts in October 2004 and March 2008, respectively, through December 31, 2009.  The increased O&M fees established by the contract modification for Fort Bragg added an additional $1.5 million in revenues related to 2010.  There was also an increase in management fees at Andrews Air Force Base due primarily to the execution of a contract modification in August 2010 which provided for an interim adjustment pending resolution of the first price redetermination.   As a result, there was a retroactive adjustment to the O&M revenue to February 2008, the first redetermination date, of approximately $700,000 which was recorded during the third quarter of 2010.  Some or the entire amount may be subject to refund depending on the outcome of the negotiations on the price redetermination.  Finally, there was an increase in management fees of $782,000 related to a contract with a municipality to provide billing and meter reading services.  This contract will terminate effective April 1, 2011.

For the year ended December 31, 2010, construction revenues increased by $5.1 million due primarily to an increase in construction activities at Fort Bragg in North Carolina and Fort Jackson in South Carolina, partially offset by decreases in construction revenues at the other military bases.

Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government may or may not continue in future periods.   ASUS relies upon price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin. If adequate price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 31.1% and 32.2% of total operating expenses for the year ended December 31, 2010 and 2009, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the years ended December 31, 2010 and 2009 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$290,781	$265,197	$25,584	9.6%
WATER SUPPLY COSTS:
Water purchased (1)	46,865	44,973	$1,892	4.2%
Power purchased for pumping (1)	9,113	9,658	(545)	-5.6%
Groundwater production assessment (1)	11,473	11,563	(90)	-0.8%
Water supply cost balancing accounts (1)	17,625	9,296	8,329	89.6%
TOTAL WATER SUPPLY COSTS	$85,076	$75,490	$9,586	12.7%
WATER MARGIN (2)	$205,705	$189,707	$15,998	8.4%
PERCENT MARGIN - WATER	70.7%	71.5%

ELECTRIC OPERATING REVENUES (1)	$35,801	$28,922	$6,879	23.8%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	13,078	12,853	$225	1.8%
Electric supply cost balancing accounts (1)	2,997	3,138	(141)	-4.5%
TOTAL ELECTRIC SUPPLY COSTS	$16,075	$15,991	$84	0.5%
ELECTRIC MARGIN (2)	$19,726	$12,931	$6,795	52.5%
PERCENT MARGIN - ELECTRIC	55.1%	44.7%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled $20,622,000 and $12,434,000 for the years ended December 31, 2010 and 2009, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance expense or other operating expenses.

Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. On August 21, 2008, the CPUC issued a final decision which approved the establishment of a modified cost balancing account or MCBA that allows recovery of supply costs for changes in water supply mix.  GSWC implemented the MCBA in late November 2008 for Regions II and III and in September 2009 for Region I’s rate-making areas in connection with the new conservation rate design and the implementation of a WRAM.  Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision.  The amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each water ratemaking area).

For the year ended December 31, 2010, 34.7% of GSWC’s water supply mix was purchased as compared to 36.9% purchased for the year ended December 31, 2009.  However, as noted previously, GSWC implemented the MCBA which eliminates the effects on earnings of changes in the water supply mix.  The adopted percentages of purchased water for the year ended December 31, 2010 at Regions I, II and III were 23.4%, 55.0% and 39.2%, respectively, as compared to actual purchased water of 20.7%, 39.5% and 41.3%, respectively, for 2010.  Region I’s supply mix consists primarily of pumped water.  The variance in Region I’s and Region II’s actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. This caused an overall decrease in the water margin percentage to 70.7% for 2010 compared to 71.5% in 2009 since GSWC no longer receives any benefit from a more favorable supply mix than that approved by the CPUC.

Purchased water costs for the year ended December 31, 2010 increased by 4.2% to $46.9 million as compared to $45.0 million in 2009.  The increase in purchased water costs was due to higher water rates charged by wholesale suppliers, partially offset by lower customer usage.  GSWC’s customer water usage decreased 8.4% in 2010 as compared to 2009.

For the year ended December 31, 2010, power purchased for pumping decreased to $9.1 million, compared to $9.7 million for 2009.  This was due to lower customer demand, partially offset by increases in supplier rates.  There were also changes in the actual supply mix, as discussed above.  Groundwater production assessments were $11.5 million in 2010, as compared to $11.6 million in 2009.  This slight decrease was due to lower customer usage offset by increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2010. The MCBA tracks the changes in pump taxes for future recovery/refund in water rates.

An increase of $8.3 million in the water supply cost balancing account provision during the year ended December 31, 2010 as compared to the same period in 2009, was primarily due to a $6.0 million increase in the amortization of previously incurred supply costs from surcharges currently in effect at all three GSWC water regions. Once in rates, the amortization of surcharges that are in place to recover under-collections from customers have the effect of increasing the supply cost balancing account and increasing revenues, resulting in no earnings impact.   In addition, there was an increase of $2.3 million in 2010 due to a lower actual supply mix compared to the mix approved by the CPUC, resulting in an over-collection in the MCBA accounts.

For the year ended December 31, 2010, the cost of power purchased for resale to customers in GSWC’s BVES division increased slightly by 1.8% to $13.1 million compared to $12.9 million for the year ended December 31, 2009 reflecting a higher fixed energy price during 2010 pursuant to purchased power contracts effective January 1, 2009.  The main product under the contracts provides for 13 MWs of electric energy at a fixed price of $67.85 per MWh during 2010 as compared to $63.75 per MWh during 2009.  The difference between the price of purchased power and the $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing. The increase in energy cost was partially offset by a 3.1% decrease in electric usage by GSWC’s electric customers.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices. Registrant’s electric and contracted services operations incur many of the same types of costs as well. For the years ended December 31, 2010 and 2009, other operation expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
Water Services	$23,388	$23,067	$321	1.4%
Electric Services	2,220	2,324	(104)	-4.5%
Contracted Services	3,576	3,417	159	4.7%
Total other operation expenses	$29,184	$28,808	$376	1.3%

For the year ended December 31, 2010, other operation expenses for water and electric services increased by $217,000, or 0.9%, primarily due to an increase in water conservation educational materials and supplies of $1.1 million as a result, in large part, to the expensing of these costs at Region III.  In 2010, GSWC began expensing conservation costs in Region III pursuant to an agreement previously reached with the CPUC.  Prior to 2010, conservation costs in Region III were capitalized and recovered in rate base.  Regions I and II have expensed conservation costs since 2007.  There was also an increase of $340,000 in water treatment and other related supply costs.  These increases were partially offset by a $676,000 decrease in outside services, a $487,000 decrease in labor and related benefits, and a decrease of $60,000 in miscellaneous other operation expenses.

Contracted services experienced an increase in other operation expenses of $159,000 due to an increase of $866,000 in labor and related benefits costs resulting from addition of staff and annual performance-based wage adjustments effective January 1, 2010, partially offset by a decrease of $685,000 in outside services costs (due to more work being performed internally) and $22,000 in other miscellaneous operation expenses.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the years ended December 31, 2010 and 2009, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
Water Services	$64,716	$50,624	$14,092	27.8%
Electric Services	7,950	7,312	638	8.7%
Contracted Services	14,103	11,028	3,075	27.9%
AWR (parent)	366	87	279	320.7%
Total administrative and general expenses	$87,135	$69,051	$18,084	26.2%

For the year ended December 31, 2010, administrative and general expenses increased by $14.1 million in water services compared to the year ended December 31, 2009 due primarily to a $16.6 million pretax charge recorded in 2010 for the impairment of assets and loss contingencies related to regulatory matters previously discussed.  There was also an increase in: (i) labor and other employee related benefits of $3.0 million due primarily to higher wages; and (ii) transportation expense of $1.7 million due primarily to the higher depreciation rates for vehicles approved by the CPUC in the recent Regions II and III rate case.  Depreciation expense on vehicles is included in transportation expenses in accordance with CPUC guidelines.   These increases were partially offset by: (i) a decrease in pension expense of $2.9 million as a result of the two-way pension balancing account implemented in 2010 authorized by the CPUC; (ii) a settlement agreement reached with two former officers of GSWC which resulted in a charge of $3.8 million during the fourth quarter of 2009 for legal and settlement costs; (iv) a decrease in data transmission line costs of $197,000; and (iv) a net decrease of $303,000 in other miscellaneous administrative and general expenses.

For the year ended December 31, 2010, administrative and general expenses increased by $638,000 in electric services compared to the year ended December 31, 2009.  This was primarily due to a $1.0 million settlement agreement reached with Mirant Energy Trading, LLC, the proceeds of which were recorded as a reduction of legal costs in 2009.  There was also an increase of $259,000 in labor costs and other related benefits.  These increases were partially offset by: (i) a decrease of $486,000 in regulatory and other consulting services resulting from the completion of the general rate case approved in October 2009; (ii) a decrease of $104,000 in pension costs; and (iii) a $31,000 decrease in other miscellaneous administrative expenses.

There was an increase of $3.1 million in administrative and general expenses for contracted services due primarily to: (i) an increase of $766,000 in legal and consulting services relating to filings with the U.S. government and responding to the grand jury subpoena discussed earlier; (ii) an increase of $352,000 in labor costs and related employee benefits resulting from staff additions and annual performance-based wage adjustments effective January 1, 2010; (iii) an increase of $1.6 million in allocation of costs from the corporate headquarters to ASUS; (iv) an increase of $211,000 in supplies and material costs; and (v) an increase of $146,000 in other miscellaneous expenses.

Depreciation and Amortization

For the years ended December 31, 2010 and 2009, depreciation and amortization by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
Water Services	$34,360	$28,609	$5,751	20.1%
Electric Services	2,240	2,258	(18)	-0.8%
Contracted Services	805	664	141	21.2%
Total depreciation and amortization	$37,405	$31,531	$5,874	18.6%

For the year ended December 31, 2010, depreciation and amortization expense for water and electric services increased by $5.7 million to $36.6 million compared to $30.9 million for year ended December 31, 2009.  This increase was due to higher composite depreciation rates for Regions II and III as a result of the CPUC’s final decision issued in November 2010, which was retroactive to January 1, 2010.  In addition, there were $82.8 million of additions to utility plant during 2009.   Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the CPUC will be recovered through water and electric rates.

There was an increase in depreciation and amortization expense for contracted services due primarily to the addition of fixed assets during 2009 and 2010.

Maintenance

For the years ended December 31, 2010 and 2009, maintenance expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
Water Services	$15,011	$13,440	$1,571	11.7%
Electric Services	830	878	(48)	-5.5%
Contracted Services	2,308	2,694	(386)	-14.3%
Total maintenance	$18,149	$17,012	$1,137	6.7%

For the year ended December 31, 2010, maintenance expense for water services increased by $1.6 million to $15.0 million compared to $13.4 million for the year ended December 31, 2009 due primarily to an increase in planned maintenance on wells, water supply and distribution facilities at all of GSWC’s water regions.

There was a decrease of $48,000 in maintenance expenses for electric services related to the 8.4 MW natural gas-fueled generation plant.

A decrease of $386,000 in contracted services maintenance expense was due to lower labor and outside services costs.  Internal labor activity for 2010 was focused more on operations-related work and less on maintenance activity.

Property and Other Taxes

For the years ended December 31, 2010 and 2009, property and other taxes by segment, consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
Water Services	$11,855	$10,855	$1,000	9.2%
Electric Services	806	713	93	13.0%
Contracted Services	1,504	1,256	248	19.7%
Total property and other taxes	$14,165	$12,824	$1,341	10.5%

For the year ended December 31, 2010, property and other taxes for water and electric services increased by $1.1 million, due in part to a tax refund of $488,000 recorded in the second quarter of 2009 resulting from lower reassessed property values that was not repeated in 2010.  There was also an increase in payroll taxes due to increased labor costs and an increase in franchise fees as a result of an increase in water revenues.

Property and other taxes were higher in contracted services due primarily to an increase in gross receipts taxes at ONUS.  This increase was due primarily to the $3.0 million in management fees approved in the request for equitable adjustment recorded in the first quarter of 2010.

ASUS Construction Expenses

For the year ended December 31, 2010 ASUS construction expenses were $38.6 million, increasing $4.9 million compared to the same period in 2009.  This was primarily due to $19.7 million higher construction activity at Fort Bragg in North Carolina and Fort Jackson in South Carolina.  These increases were partially offset by a decrease of $14.8 million in construction expense at the other military bases.  Construction activity will vary from base-to-base and year-to-year depending upon the availability of capital for infrastructure improvements at the various military bases.

Net Gain on Sale of Property

For the year ended December 31, 2010, Registrant recorded a pre-tax gain of $643,000 primarily as the result of the sale of property in the water services segment compared to a $15,000 pretax gain on a sale of property in 2009.

Interest Expense

For the years ended December 31, 2010 and 2009, interest expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
Water and Electric Services	$21,196	$21,398	$(202)	-0.9%
Contracted Services	287	358	(71)	-19.8%
AWR (parent)	153	143	10	7.0%
Total interest expense	$21,636	$21,899	$(263)	-1.2%

For the year ended December 31, 2010, overall interest expense decreased $263,000 compared to the same period in 2009.  In August 2010, GSWC filed an advice letter with the CPUC for approval of a customer refund in connection with the interest rate balancing account based on the difference between the adopted cost of new debt in GSWC’s authorized capital structure and the actual cost of new debt.  In October 2010, the CPUC clarified the methodology to calculate the interest rate balancing account.  As a result, GSWC’s interest expense was reduced to reflect the CPUC’s clarification.  This decrease was partially offset by higher interest expense due to the issuance in March 2009 of $40 million in senior notes, and an increase in short-term borrowings and interest rates.  Average bank loan balances outstanding under the AWR credit facility were $37.6 million as compared to an average of $33.7 million during the same period of 2009.  The average interest rate on short-term borrowings for the year ended December 31, 2010 was 1.40% as compared to an average of 1.18% during 2009.

Interest Income

For the years ended December 31, 2010 and 2009, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
Water and Electric Services	$1,895	$898	$997	111.0%
Contracted Services	511	7	504	7200.0%
AWR (parent)	—	6	(6)	-100.0%
Total interest income	$2,406	$911	$1,495	164.1%

Interest income increased by $1.5 million for the year ended December 31, 2010 primarily due to interest on AWR’s tax refund claims recorded in 2010.  This was partially offset by interest income recorded in 2009 related to a property tax refund resulting from lower reassessed property values.   In contracted services, there was $510,000 in interest income in connection with the Fort Bliss inventory price adjustment contract modification issued by the U.S. government in March 2010.

Other

For the year ended December 31, 2010, other expenses increased $684,000 primarily as a result of losses incurred on an investment, accounted for by the equity method.

Income Tax Expense

For the years ended December 31, 2010 and 2009, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
Water and Electric Services	$18,634	$17,437	$1,197	6.9%
Contracted Services	4,535	2,226	2,309	103.7%
AWR (parent)	(134)	(962)	828	-86.1%
Total income tax expense	$23,035	$18,701	$4,334	23.2%

For the year ended December 31, 2010, income tax expense for water and electric services increased by 6.9% to $18.6 million compared to $17.4 million for the year ended December 31, 2009 due primarily to an increase in the effective tax rate.  The effective tax rate (“ETR”) for water and electric services for the year ended December 31, 2010 was 43.2% as compared to a 41.2% ETR applicable to the year ended December 31, 2009.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items) and other nondeductible permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  Various items such as meals, entertainment, penalties, and certain charitable, lobbying, and political contributions may not be deductible for tax purposes.

Income tax expense for contracted services increased to $4.5 million compared to $2.2 million for the year ended December 31, 2009 primarily due to an increase in pretax income.  The ETR for contracted services for the year ended December 31, 2010 was 38.7% as compared to a 37.1% ETR applicable to the same period in 2009.  The 2010 ETR is higher than the 2009 ETR primarily as a result of the impact of differing state tax rates among the stand-alone state taxing jurisdictions within which ASUS and its subsidiaries operate.

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  For year ended December 31, 2009, the taxes recorded at AWR (parent) also include the effect of changes in California law relating to state unitary tax principles during the first quarter of 2009.  Management intends to elect, commencing with the 2011 tax year, an alternative apportionment method made available by tax law changes in 2009.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, and refined certain related estimates.  This resulted in the recording of a benefit of approximately $918,000, or $0.05 per share, during the first quarter of 2009. While the effect of the tax law changes will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.  The consolidated ETR for the year ended December 31, 2010 was approximately 42.6% as compared to 38.9% for the same period in 2009.  Absent the $918,000 tax benefit, the consolidated ETR for the year ended December 31, 2009 would have been 40.8%.

Income from Discontinued Operations

Net income from discontinued operations for the year ended December 31, 2010 was $2.1 million, equivalent to $0.11 per common share on a basic and fully diluted basis, compared to net income of $157,000 or $0.01 per common share on a basic and fully diluted basis, for the year ended December 31, 2009, an increase of $0.10 per common share.  The improved performance at CCWC was primarily due to: (i) rate increases approved by the ACC in October 2009 which increased the water margin by $1.3 million; (ii) a decrease in operating expenses as compared to 2009, including depreciation expense as a result of reporting CCWC as a discontinued operation, resulting in no further depreciation being recorded in accordance with generally accepted accounting principles; and (iii) a loss of $760,000 recorded in the third quarter of 2009 resulting from a decision issued by the ACC in October 2009 related to a settlement for removal of a well from service, which did not recur in 2010. Income from discontinued operations in 2010 also includes $426,000, net of tax, in direct legal and consulting costs related to the pending sale of CCWC to EPCOR Water (USA) Inc.  The sale is expected to be approved by the ACC in 2011.

Consolidated Results of Operations — Years Ended December 31, 2009 and 2008 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
OPERATING REVENUES
Water	$265,197	$240,464	$24,733	10.3%
Electric	28,922	28,424	498	1.8%
Contracted services	59,132	42,358	16,774	39.6%
Total operating revenues	353,251	311,246	42,005	13.5%

OPERATING EXPENSES
Water purchased	44,973	45,815	(842)	-1.8%
Power purchased for pumping	9,658	9,819	(161)	-1.6%
Groundwater production assessment	11,563	10,623	940	8.8%
Power purchased for resale	12,853	13,616	(763)	-5.6%
Unrealized gain on purchased power contracts	—	(1,554)	1,554	-100.0%
Supply cost balancing accounts	12,434	(387)	12,821	-3312.9%
Other operation expenses	28,808	29,491	(683)	-2.3%
Administrative and general expenses	69,051	61,465	7,586	12.3%
Depreciation and amortization	31,531	29,510	2,021	6.8%
Maintenance	17,012	15,964	1,048	6.6%
Property and other taxes	12,824	12,074	750	6.2%
ASUS construction expenses	33,717	23,872	9,845	41.2%
Net gain on sale of property	(15)	—	(15)	100.0%
Total operating expenses	284,409	250,308	34,101	13.6%

OPERATING INCOME	68,842	60,938	7,904	13.0%

OTHER INCOME AND EXPENSES
Interest expense	(21,899)	(20,877)	(1,022)	4.9%
Interest income	911	1,832	(921)	-50.3%
Other	221	70	151	215.7%
	(20,767)	(18,975)	(1,792)	9.4%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	48,075	41,963	6,112	14.6%

Income tax expense	18,701	15,967	2,734	17.1%

INCOME FROM CONTINUING OPERATIONS	$29,374	$25,996	$3,378	13.0%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	157	(3,991)	4,148	-103.9%

NET INCOME	$29,531	$22,005	$7,526	34.2%

Basic earnings from continuing operations	$1.62	$1.50	$0.12	8.0%
Basic earnings from discontinued operations	0.01	(0.23)	0.24	104.3%
	$1.63	$1.27	$0.36	28.3%

Diluted earnings from continuing operations	$1.61	$1.49	$0.12	8.1%
Diluted earnings from discontinued operations	0.01	(0.23)	0.24	104.3%
	$1.62	$1.26	$0.36	28.6%

Net income from continuing operations for the year ended December 31, 2009 was $29.4 million, equivalent to $1.62 and $1.61 per common share on a basic and fully diluted basis, respectively, compared to $26.0 million or $1.50 and $1.49 per common share on a basic and fully diluted basis, respectively, for the year ended December 31, 2008. Impacting the comparability in the results of the two periods are the following items which increased diluted earnings per share by $0.12:

•                  An increase in the water and electric margin of $13.2 million, or $0.43 per share, during the year ended December 31, 2009 compared to the same period of 2008 due primarily to:  (i) higher water rates approved by the CPUC effective January 1, 2009; (ii)  the water margin impact from an increase in the WRAM, net of the MCBA of approximately $19.5 million as compared to the same period of 2008; and (iii) the recording of $3.1 million of additional revenues due to the CPUC’s approval in April 2009 of the WCMA. These increases were partially offset by lower water consumption of approximately 7% when compared to the same period in 2008.

•                  An unrealized gain on purchased power contracts in 2008 which increased pretax income by $1.6 million, or $0.05 per share.  These purchased power contracts expired on December 31, 2008. GSWC began taking delivery of power under new contracts effective January 1, 2009.  In May 2009, the CPUC authorized a memorandum account to track unrealized gains and losses.  As a result, unrealized gains and losses on these new contracts do not impact earnings.

•                  A settlement agreement between GSWC and Mirant Energy Trading, LLC, which resulted in the recording of $1.0 million, or $0.03 per share, as a reduction to legal costs during the second quarter of 2009. There was no similar gain in 2008.

•                  An increase of $12.1 million, or $0.39 per share in operating expenses, other than supply costs and excluding the Mirant settlement discussed above, at GSWC’s water and electric utility businesses for the year ended December 31, 2009.  This was due to an increase in pension expenses, labor and other related benefits, an increase in outside services costs, maintenance expense, and higher depreciation and amortization expense.  In addition, on February 15, 2010 a settlement was reached between GSWC and two former officers.  As a result of the settlement, a pre-tax charge of $3.8 million for legal and settlement costs was recorded to administrative and general expenses in the fourth quarter of 2009.

•                   An increase in pretax operating income for contracted services of $7.3 million, or $0.24 per share, during the year ended December 31, 2009 due primarily to: (i) an increase in construction projects at FBWS and ODUS, (ii) improved performance at PSUS and ONUS as compared to the prior year, and (iii) an additional $1.1 million in construction revenues recorded at PSUS in the third quarter of 2009 as a result of a request for an equitable adjustment approved by the U.S. government relating to previously incurred emergency construction costs.

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

Income from discontinued operations of CCWC for the year ended December 31, 2009 was $157,000, equivalent to $0.01 per common share on the basic and fully diluted basis, compared to a loss of $4.0 million, or $0.23 per common share on a basic and fully diluted basis, for the year ended December 31, 2008.  The increase in diluted earnings per share is primarily due to a goodwill impairment charge of $7.7 million, or $0.27 per share, recorded during the fourth quarter of 2008.  There was no similar impairment charge in 2009.  Excluding the effects of the goodwill impairment charge from 2008, CCWC’s diluted earnings decreased by $0.03 per share primarily due to a decision issued by the ACC in October of 2009 that resulted in the recording of a loss on the settlement for removal of wells for $760,000.

Operating Revenues

Water

For the year ended December 31, 2009, revenues from water operations increased by 10.3% to $265.2 million, compared to $240.5 million for the year ended December 31, 2008. Contributing to this increase were rate increases approved by the CPUC effective January 1, 2009, which added approximately $8.3 million to water revenues in 2009.  In addition, as a result of the implementation of the WRAM accounts for Regions II and III in late November of 2008 and in Region I’s ratemaking areas in September 2009, GSWC recorded an increase of $21.2 million of additional revenues for the year ended 2009 as compared to the same period in 2008.  Furthermore, GSWC recorded a total of $3.1 million in the WCMA accounts for GSWC’s water regions.  There also was an increase in water revenues of $6.4 million due to surcharges approved by the CPUC in effect to recover under-collections in supply costs. These increases were primarily offset by approximately $13.0 million resulting from a decrease in actual consumption of approximately 7% when compared to the year ended December 31, 2008.  Although precipitation was overall lower in 2009 compared to the same period in 2008, water consumption was down due to the continued effects of state-wide customer conservation efforts. In addition, 2008 included approximately $764,000 of additional revenues approved by the CPUC, which did not recur in 2009.

GSWC’s revenue requirement and volumetric revenues will be adopted as part of a GRC every three years. In November 2010, the CPUC approved GSWC’s Region II, Region III and the general office GRC for rates in 2010, 2011 and 2012.   In December 2010, the CPUC approved GSWC’s Region I GRC for rates in 2011 and 2012. GSWC will file a GRC for all three water regions in July of 2011 with rates effective January 2013.

Electric

For the year ended December 31, 2009, revenues from electric operations increased by 1.8% to $28.9 million compared to $28.4 million for the year ended December 31, 2008 due primarily to rate increases approved by the CPUC and the implementation of the Base Revenue Requirement Adjustment Mechanism in November 2009.

Contracted Services

Revenues from contracted services are comprised of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the year ended December 31, 2009, revenues from contracted services increased by $16.8 million, or 39.6%, to $59.1 million compared to $42.4 million for the year ended December 31, 2008 primarily due to higher construction revenues.  Construction revenues increased by $16.1 million primarily related to new construction projects at FBWS and ODUS, which increased construction revenues by $6.6 million and $7.8 million, respectively.  Construction revenues for the year ended December 31, 2009 at PSUS and ONUS increased $3.8 million, including an equitable adjustment of $1.1 million recorded in 2009 for PSUS as previously discussed.  Increased construction revenues at these four bases were partially offset by lower construction revenues of $2.1 million at TUS.  Earnings and cash flows from new construction projects may or may not continue in future periods.

Management fees for operating and maintaining the various systems increased by approximately $600,000.  In December 2008, the U.S. government authorized an interim adjustment at FBWS retroactive to October 2008, which increased the monthly water and wastewater fees by 50% and 59%, respectively, pending resolution of FBWS’s request for an equitable adjustment due to higher inventory at FBWS than described in the request for proposal.  This resulted in an increase of approximately $877,000 to FBWS’ management fees for operating and maintaining the water and wastewater systems for the year ended December 31, 2009 as compared to the same period of 2008.  An additional $933,000 in revenue was generated from management fees for operating and maintaining the water and wastewater systems under the contracts for Fort Jackson and Fort Bragg which commenced during the first quarter of 2008, as a result of a full year of operations in 2009.  These increases were partially offset by $1.3 million in one-time transition revenues for the start up of operations for Fort Jackson and Fort Bragg in 2008.

Registrant relies upon rate approvals by state regulatory agencies in California and Arizona to provide for a return on invested and borrowed capital used to fund utility plant additions, and price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin. If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 32.2% and 31.8% of total operating expenses for the years ended December 31, 2009 and 2008, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the years ended December 31, 2009 and 2008 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$265,197	$240,464	$24,733	10.3%
WATER SUPPLY COSTS:
Water purchased (1)	$44,973	$45,815	$(842)	-1.8%
Power purchased for pumping (1)	9,658	9,819	(161)	-1.6%
Groundwater production assessment (1)	11,563	10,623	940	8.8%
Water supply cost balancing accounts (1)	9,296	(2,784)	12,080	-433.9%
TOTAL WATER SUPPLY COSTS	$75,490	$63,473	$12,017	18.9%
WATER MARGIN (2)	$189,707	$176,991	$12,716	7.2%
PERCENT MARGIN - WATER	71.5%	73.6%

ELECTRIC OPERATING REVENUES (1)	$28,922	$28,424	$498	1.8%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$12,853	$13,616	$(763)	-5.6%
Electric supply cost balancing accounts (1)	3,138	2,397	741	30.9%
TOTAL ELECTRIC SUPPLY COSTS	$15,991	$16,013	$(22)	-0.1%
ELECTRIC MARGIN (2)	$12,931	$12,411	$520	4.2%
PERCENT MARGIN - ELECTRIC	44.7%	43.7%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled $12,434,000 and ($387,000) for the years ended December 31, 2009 and 2008, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance expense, unrealized gains and losses on purchased power contracts, or other operating expenses.

Two of the principal factors affecting water supply costs and gross margin are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Prior to November 2008, changes in the water resource mix between water supplied from purchased sources and that supplied from GSWC’s wells would increase/decrease actual supply-related costs relative to the mix

approved for recovery through rates, thereby impacting earnings either negatively or positively.   On August 21, 2008, the CPUC issued a final decision which approved the establishment of a modified cost balancing account (“MCBA”) that allows recovery of supply costs for changes in water supply mix.  GSWC implemented the MCBA in late November 2008 for Regions II and III and in September 2009 for Region I’s rate-making areas prospectively in connection with the new conservation rate design and the implementation of a WRAM.  Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision.  The amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each water ratemaking area).

For the year ended December 31, 2009, 36.9% of GSWC’s water supply mix was purchased as compared to 40.1% purchased for the year ended December 31, 2008.  However, as noted previously, GSWC implemented the MCBA which eliminates the effects on earnings of changes in the water supply mix.  The adopted percentages of purchased water for the year ended December 31, 2009 at Regions I, II and III were 24.6%, 61.7% and 43.7%, respectively, as compared to actual purchased water of 24.0%, 41.0% and 41.5%, respectively, for 2009.  Region I’s supply mix consists primarily of pumped water.  The variance in Regions II’s and Region III’s actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. This caused an overall decrease in the water margin percentage to 71.5% for 2009 compared to 73.6% in 2008 since GSWC no longer receives any benefit from a more favorable supply mix than that approved by the CPUC.

Purchased water costs for the year ended December 31, 2009 decreased by 1.8% to $45.0 million as compared to $45.8 million in 2008.  The decrease in purchased water costs was due to lower customer usage, partially offset by higher water rates charged from wholesale suppliers.

For the year ended December 31, 2009, power purchased for pumping decreased to $9.7 million, compared to $9.8 million for 2008.  This was due to lower customer demand, partially offset by increases in supplier rates.  There were also changes in the actual supply mix, as discussed above.  Groundwater production assessments were higher by 8.8% due primarily to increases in assessment rates (pump tax rates) levied against groundwater production, effective July 2009.  In particular, Region II’s average pump tax rates increased by approximately 19% or $1.1 million between the two periods.  These increases in groundwater production assessments were partially offset by lower customer demand.  The MCBA tracks the increases in pump tax rates for future recovery in water rates.

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

Unrealized Gain on Purchased Power Contracts

Pursuant to the accounting guidance for derivatives, the unrealized gain on purchased power contracts during 2008 represented gains recorded for GSWC’s purchased power agreements. There was a $1.6 million pretax unrealized gain on purchased power contracts for the year ended December 31, 2008. These contracts terminated on December 31, 2008 and GSWC began taking delivery under new purchased power contracts in January 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorizing a memorandum account to track unrealized gains and losses.  Accordingly, a cumulative unrealized loss of $7.3 million as of December 31, 2009 has been included in the memorandum account.  This unrealized loss did not impact earnings.

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

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water Services	$23,067	$22,647	$420	1.9%
Electric Services	2,324	2,230	94	4.2%
Contracted Services	3,417	4,614	(1,197)	-25.9%
Total other operation expenses	$28,808	$29,491	$(683)	-2.3%

For the year ended December 31, 2009, other operation expenses for water and electric services increased by $514,000, or 2.1%, primarily due to higher operation labor and related benefits of $502,000, and an increase of $12,000 in other operation expenses.

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

Administrative and General Expenses

Administrative and general expenses include payroll expenses related to administrative and general functions, the related employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the years ended December 31, 2009 and 2008, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water Services	$50,624	$43,785	$6,839	15.6%
Electric Services	7,312	6,857	455	6.6%
Contracted Services	11,028	10,675	353	3.3%
AWR (parent)	87	148	(61)	-41.2%
Total administrative and general expenses	$69,051	$61,465	$7,586	12.3%

For the year ended December 31, 2009, administrative and general expenses increased by $6.8 million in water services compared to the year ended December 31, 2008 due primarily to: (i) an increase of $3.0 million in pension expenses resulting from a reduction in the fair value of plan assets in 2008 caused by market conditions at the time; (ii) a settlement agreement reached with two former officers of GSWC which resulted in a pretax charge of $3.8 million during the fourth quarter of 2009 for legal and settlement costs; and (iii) an increase of $1.2 million in labor and other employee benefits. These increases were partially offset by $590,000 of additional compensation expense incurred in 2008 relating to an agreement executed by GSWC with respect to the resignation of a GSWC officer effective September 26, 2008. This expense did not recur in 2009. There was also a decrease in travel costs of $285,000 and a decrease of $286,000 in miscellaneous administrative and general expenses.

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

There was an increase of $353,000 in administrative and general expenses for contracted services due primarily to an increase of $1.2 million in labor costs and related employee benefits due largely to personnel added to operate and maintain the systems at Fort Jackson and Fort Bragg, which began operation in the first quarter of 2008, as well as additional support staff added at ASUS during the latter part of 2008 and in 2009. This increase was partially offset by a decrease in legal and consulting services of $823,000 resulting from reduced need for such services relating to filings with the U.S. government and costs incurred in 2008 related to the liquidated damages claim at FBWS, which was settled in February 2009.  There was also a decrease of $24,000 in other miscellaneous expenses.

Depreciation and Amortization

For the years ended December 31, 2009 and 2008, depreciation and amortization by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water Services	$28,609	$26,788	$1,821	6.8%
Electric Services	2,258	2,209	49	2.2%
Contracted Services	664	513	151	29.4%
Total depreciation and amortization	$31,531	$29,510	$2,021	6.8%

For the year ended December 31, 2009, depreciation and amortization expense for water and electric services increased by $1.9 million to $30.9 million compared to $29.0 million for year ended December 31, 2008 reflecting, among other things, $69.1 million of additions to utility plant during 2008.   Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the CPUC will be recovered through water and electric rates.

There was an increase in depreciation and amortization expense for contracted services due primarily to the addition of fixed assets associated with taking over the assets of ASUS’ former subcontractor for wastewater services at FBWS, ODUS, and TUS and the purchase of wastewater cleaning vehicles at four of ASUS’ military base operations.

Maintenance

For the years ended December 31, 2009 and 2008, maintenance expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water Services	$13,440	$12,626	$814	6.4%
Electric Services	878	805	73	9.1%
Contracted Services	2,694	2,533	161	6.4%
Total maintenance	$17,012	$15,964	$1,048	6.6%

For the year ended December 31, 2009, maintenance expense for water services increased by $814,000 to $13.4 million compared to $12.6 million for the year ended December 31, 2008 due primarily to maintenance on GSWC’s wells, water supply and distribution facilities at Regions II and III.  GSWC’s maintenance expense at its three water regions increased by $806,000 during 2009 compared to 2008.

There was an increase of $73,000 in maintenance expenses for electric services related to the 8.4 MW natural gas-fueled generation plant.

An increase of $161,000 in contracted services maintenance expense was due primarily to increased maintenance costs of $236,000 at FBWS and ODUS, resulting from higher internal labor costs associated with wastewater services performed by employees that were provided by a subcontractor prior to February 2008.  These increases were partially offset by decreased maintenance costs at PSUS, which incurred higher emergency maintenance costs in 2008 as a result of the age and condition of the infrastructure upon commencement of operations at Fort Jackson in South Carolina.  PSUS submitted  a request for equitable adjustment based upon the additional costs incurred as a result of the age and condition of the infrastructure at Fort Jackson which is still pending resolution.

Property and Other Taxes

For the years ended December 31, 2009 and 2008, property and other taxes by segment, consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water Services	$10,855	$10,403	$452	4.3%
Electric Services	713	530	183	34.5%
Contracted Services	1,256	1,141	115	10.1%
Total property and other taxes	$12,824	$12,074	$750	6.2%

For the year ended December 31, 2009, property and other taxes for water and electric services increased by $635,000, due to higher payroll taxes and franchise fees, partially offset by lower property taxes as a result of a tax refund of $488,000 due to lower reassessed property values.

Property and other taxes were higher in contracted services due to an increase in payroll taxes resulting from an increase in the number of employees.

ASUS Construction Expenses

For the year ended December 31, 2009, ASUS’s construction expenses were $33.7 million, increasing $9.8 million compared to the same period in 2008 due primarily to new construction projects at FBWS and ODUS, which had increases of $5.2 million and $5.7 million, respectively, as compared to 2008.  These increases were partially offset by a $1.6 million decrease in construction expense at TUS and a $688,000 decrease at PSUS.  For the year ended December 31, 2008, PSUS incurred expenses of $935,000 in emergency construction and $379,000 in anticipated losses associated with certain construction projects at Fort Jackson.  In 2009, emergency costs were lower and additional anticipated losses were not incurred.  Construction costs at ONUS increased by $1.2 million as compared to the same period in 2008.  Construction activity will vary from depending upon the availability of capital for infrastructure improvements at the various military bases.

Net Gain on Sale of Property

For the year ended December 31, 2009, Registrant recorded a pre-tax gain of $15,000 on the sale of property in the water services segment.  There was no similar gain in the same period of 2008.

Interest Expense

For the years ended December 31, 2009 and 2008, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water and Electric Services	$21,398	$19,651	$1,747	8.9%
Contracted Services	358	894	(536)	-60.0%
AWR (parent)	143	332	(189)	-56.9%
Total interest expense	$21,899	$20,877	$1,022	4.9%

Overall, interest expense increased in 2009 reflecting an increase in long-term debt, partially offset by lower interest rates and lower short-term borrowings. On March 10, 2009, GSWC issued a senior note in the amount of $40.0 million to CoBank due March 10, 2019 with an interest rate of 6.7%.  In addition, the CPUC authorized GSWC to establish an interest rate balancing account to track interest costs of new debt in July 2009.  This balancing account tracks any difference between the incremental cost of debt included in the cost of capital decision and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision. This difference totaled $412,000 for the year ended December 31, 2009 and was included in the balancing account, increasing interest expense. These increases were partially offset by a decrease in short-term cash borrowings. Average bank loan balances outstanding under the AWR credit facility for the year ended December 31, 2009 were approximately $33.7 million, as compared to an average of $57.4 million during the same period of 2008.  The average interest rate on short-term borrowings for the year ended December 31, 2009 was 1.18% as compared to an average of 3.32% during 2008.

Interest Income

For the years ended December 31, 2009 and 2008, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water and Electric Services	$898	$1,774	$(876)	-49.4%
Contracted Services	7	6	1	16.7%
AWR (parent)	6	52	(46)	-88.5%
Total interest income	$911	$1,832	$(921)	-50.3%

Interest income decreased by $921,000 for the year ended December 31, 2009 due to the recording in 2008 of $480,000 in interest income in connection with the proposed settlement of Registrant’s tax refund claim, with no similar income in 2009.  In addition, lower interest rates for the year ended December 31, 2009 as compared to the same period of 2008 resulted in a decrease in interest income, including a decrease of $392,000 in interest accrued on the uncollected balance of the Aerojet litigation memorandum account authorized by the CPUC.

Other

For the years ended December 31, 2009 and 2008, Registrant recorded other income of $221,000 and $70,000, respectively, as a result of Registrant’s equity interest in an investment.  In 2009, Registrant established a Rabbi Trust for the SERP Plan. Investment income earned in this Trust of $109,000 was also included in other income during 2009.

Income Tax Expense

For the years ended December 31, 2009 and 2008, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2009	12/31/2008	CHANGE	CHANGE
Water and Electric Services	$17,437	$16,931	$506	3.0%
Contracted Services	2,226	(726)	2,952	-406.6%
AWR (parent)	(962)	(238)	(724)	304.2%
Total income tax expense	$18,701	$15,967	$2,734	17.1%

For the year ended December 31, 2009, income tax expense for water and electric services increased by 3.0% to $17.4 million compared to $16.9 million for the year ended December 31, 2008 due primarily to an increase in pretax income.  In addition, the ETR for water and electric services for the year ended December 31, 2009 increased to 41.2 % as compared to a 38.3% ETR applicable for the year ended December 31, 2008.  The ETR deviates from the combined federal and state statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant, rate case and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

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

Income (Loss) from Discontinued Operations

Income from discontinued operations of CCWC for the year ended December 31, 2009 was $157,000, compared to a loss of $4.0 million for the year ended December 31, 2008.  During 2008, a charge of $7.7 million was recorded to reflect the impairment of goodwill in accordance with accounting guidance related to goodwill and other intangible assets, for an impact of $4.6 million, net of tax.  During the 2008 impairment analysis, Registrant determined that revenue growth of CCWC was likely to be slower than originally projected due to down turns in overall economic conditions and lower than anticipated rate increases.  The impairment analysis performed for 2009 did not indicate impairment for the $3.3 million in goodwill for CCWC, and as such, no corresponding charge was recorded for 2009.    Excluding the effects of the goodwill impairment charge from 2008, CCWC’s diluted earnings decreased by $0.03 per share primarily due to a decision by the ACC on October 8, 2009, that ordered CCWC to treat the settlement proceeds relating to removal of wells as a reduction to rate base.  As a result, a loss of $760,000 was recorded in 2009.

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

Accounting for Rate Regulation — Because the Registrant operates extensively in a regulated business, it is subject to the authoritative guidance for accounting for the effects of certain types of regulation for its GSWC and CCWC subsidiaries.  Application of this guidance requires accounting for certain transactions in accordance with regulations adopted by the regulatory commissions of the states in which operations are conducted.  Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When either GSWC or CCWC file for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of the Registrant’s operations is no longer subject to the accounting guidance for the effects of certain types of regulation, Registrant is required to write-off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired.  If a regulatory commission determines that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant is required to determine if it has suffered an asset impairment that would require a write-down in the assets’ valuation.  At December 31, 2010, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of approximately $136.0 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in our assessment or the impact of regulatory approval of rates.

As permitted by the CPUC, GSWC maintains water and electric supply cost balancing accounts to track under and over collections of revenues designed to recover such costs. These under-collections and over-collections are included in AWR’s regulatory assets, net of regulatory liabilities and totaled approximately $13.7 million as of December 31, 2010.  Costs are recorded as expenses and charged to balancing accounts when such costs are incurred. The balancing accounts are reversed when such costs are recovered through rate adjustments or through refunds of previously incurred costs. The amounts included in these accounts primarily relate to increases in amounts charged to GSWC for purchased water, purchased power, and pump taxes that are different from amounts incorporated into the rates approved by the CPUC.  GSWC accrues interest on its supply cost balancing accounts at the prevailing rate for 90-day commercial paper.  The under-collections and over-collections are recorded as regulatory assets and liabilities in accordance with accounting guidance for the effects of certain types of regulation on a monthly basis.  Reviews by the CPUC occur at the time of the filing of a rate case or an advice letter.  Management continually evaluates the anticipated recovery of these under-collections and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset will be adjusted to reflect the change in our assessment or change as a result of regulatory approval.  Recent adjustments to the regulatory assets based on amounts approved by the CPUC have not been material.

With the adoption of the WRAM, GSWC also implemented the MCBA and began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate. Under the current CPUC decision, when the net amount at the end of the calendar year for Regions II, III or any of the Region I ratemaking areas achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the accounts.   In March 2011, GSWC filed for recovery of its 2010 WRAM/MCBA balances.  Based on CPUC guidelines, recovery periods relating to the 2010 balances will range between 12 and 36 months.  In

September 2010, GSWC, along with other California water utilities, filed an application with the CPUC to modify the recovery period of the WRAM/MCBA accounts to 24 months or less.  A decision on this application is expected in 2011.

In March 2010, GSWC filed an advice letter with the CPUC for recovery of the Region II and III WRAM, net of the MCBA and supply cost balancing accounts, of $18.3 million.  A surcharge was put in place in March 2010 which is expected to recover the amounts accumulated as of December 31, 2009 in Regions II and III’s WRAM, net of MCBA and supply cost balancing accounts.  In April and May 2010, surcharges were implemented for recovery of $2.1 million of the Region I WRAM accounts, net of the MCBA.  For the year ended December 31, 2010, approximately $6.2 million of surcharges were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA balancing accounts.  As of December 31, 2010, GSWC has a net aggregated regulatory asset of $30.9 million which is comprised of a $49.9 million under-collection in the WRAM accounts and $19.0 million over-collection in the MCBA accounts. Management will evaluate the anticipated recovery of this under-collection and will provide for allowances and/or reserves as deemed necessary.

Effective November 2, 2009, with the adoption of the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) account, GSWC began recording the difference between what is billed to its electric customers and that which is authorized by the CPUC.  The variance between adopted electric revenue and actual billed revenue will be recorded as a component of electric revenue with an offsetting entry to a current asset or liability balancing account.  The variance amount may be positive or negative and represents amounts that will be billed or refunded to electric customers in the future and is interest bearing at the current 90-day commercial paper rate.  When the amount of the under or over collection is equal to or greater than 5 percent of the revenue requirement established for the previous twelve months, GSWC intends to seek approval from the CPUC to refund or collect the balance in the account.  As of December 31, 2010, GSWC has a regulatory asset of $1.9 million related to the BRRAM.  GSWC intends to file an advice letter with the CPUC for recovery of the balance as of December 31, 2010. Management will evaluate the anticipated recovery of this under-collection and will provide for allowances and/or reserves as deemed necessary.

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

Revenues from contract operations and maintenance agreements are recognized when services have been rendered to the customers under such agreements. Revenues from firm, fixed-price construction contracts are recognized based on the percentage-of-completion method of accounting.  In accordance with GAAP, revenue recognition under the percentage-of-completion method requires us to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or in terms of results achieved (such as units constructed).   We have consistently applied these approaches of measuring progress on each of our firm, fixed-price construction projects.  These approaches are used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Construction costs include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The factors considered in including such costs in revenues and expenses are that ASUS and/or its subsidiaries: (i) are the primary obligor in these arrangements with the U.S. government;  (ii) have latitude in establishing pricing; and (iii) bear credit risk in the collection of receivables from the U.S. government.  Administrative and general costs are charged to expense as incurred. Precontract costs are generally expensed unless it is probable that we will be awarded the specific anticipated contract, in which case ASUS defers such costs.  Capitalized precontract costs have been immaterial to date.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Income Taxes — Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of GSWC and CCWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant. As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. As of December 31, 2010, Registrant’s total amount of unrecognized tax benefits was zero. See Note 10 (Income Taxes) of Notes to Consolidated Financial Statements.

Impairment of Goodwill and Other Intangible Assets — In accordance with accounting guidance on goodwill and other intangible assets, goodwill is tested for impairment at least annually and more frequently if circumstances indicate that it may be impaired. Annually, we perform our testing for impairment of goodwill as of December 31. At December 31, 2010, ASUS has $1.1 million of goodwill reflected under Other Property and Investments and CCWC has $3.3 million included in Assets of discontinued operations in Registrant’s consolidated balance sheets.  Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.   Registrant uses the terminal multiple valuation method in estimating fair value which assumes a business will be sold at the end of the projection period at a specific terminal multiple.  Earnings and discounted cash flows were developed from Registrant’s internal forecasts.  Additionally, management must make an estimate of a weighted average cost of capital to be used as a discount rate, which takes into account certain risk and size premiums, long-term bond yields, and the capital structure of the industry. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the guidance on goodwill and other intangible assets impairment model, which could significantly change the amount of any impairment ultimately recorded.

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

As a result of its impairment testing as of December 31, 2008, Registrant determined that CCWC’s goodwill had been impaired resulting in a $7.7 million charge during the fourth quarter of 2008.  If changes in circumstances or events occur, or estimates and assumptions which were used in the impairment test change, Registrant might be required to record additional impairment charges for goodwill.  As of December 31, 2010, ASUS has $1.1 million of goodwill which may also be at risk for potential impairment if future price redeterminations and/or equitable adjustments are not granted by the U.S. government. As of December 31, 2010, CCWC has $3.3 million of goodwill remaining.  The impairment analysis performed for 2010 did not indicate any additional impairment for goodwill of CCWC or ASUS.

Registrant also reviews regulatory assets for the continued application of accounting for the effects of certain types of regulation, and assesses the recovery of such assets for any potential write-downs.

Impairment of Long-Lived Assets and Loss Contingencies — Periodically, Registrant reviews for possible impairment of its utility plant in service in accordance with accounting guidance for regulated entities accounting for abandonments and disallowances of plant costs.  In November 2010, the CPUC issued its final decision on the Region II, Region III and general office rate case, which resulted in impairment charges related to certain capital projects that were disallowed.

Registrant records loss contingencies when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable.  Registrant will accrue the most likely amount when such an amount can be reasonably estimated or, at least the minimum of the range of probable loss when a range of probable loss can be estimated.  Management determines the likelihood of an unfavorable outcome based on many factors such as the nature of the matter, available defenses, progress of the matter, views and opinions of legal counsel and other advisors, among others.

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges were approved in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout its three water regions regarding the granting or awarding of construction contracts or jobs.

Should the CPUC investigation result in a disallowance of certain previously capitalized costs, such costs, and potentially any return earned on such costs, may be required to be refunded to customers, resulting in a charge to operating income.  In addition to the disallowance of previously capitalized costs and the return earned on such costs, the CPUC also has the authority to assess fines and penalties.  Although it does not believe a disallowance or penalty is justified, and reserving all rights, management believes it prudent to reserve for a probable loss related to this matter.

As a result of management’s assessment of the CPUC subpoena and the CPUC’s final decision on the Region II, Region III and general office rate case, Registrant recorded a charge for the impairment of assets and loss contingencies totaling $16.6 million in 2010.  These reserve estimates may be adjusted as additional information becomes known.  Any increases in estimated reserves for additional disallowances, refunds to customers, assessments or fines, if imposed, could have a material adverse effect on AWR and GSWC.

Pension and Post-Retirement Medical Benefits - Registrant’s pension and post-retirement medical benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employer’s accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension and post-retirement expense. The long-term expected return on plan assets was 7.0% in 2010 and 2009, for both the pension and post-retirement medical plans.

Pension Plan - For the pension plan obligation, Registrant decreased the discount rate to 5.55% as of December 31, 2010 from 6.05% as of December 31, 2009 to reflect market interest rate conditions at December 31, 2010. At December 31, 2010, the pension plan included a $118.8 million projected benefit obligation (“PBO”), a $99.3 million accumulated benefit obligation (“ABO”) and $90.2 million in plan assets stated at fair value.  Total net period pension cost for 2010 was $6.9 million.  A 25 basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2010 by approximately $496,000 or 7.2%, and would have increased the PBO and ABO at December 31, 2010 by $4.6 million, or approximately 3.8%.  A 25 basis point decrease in the long-term return on pension plan asset assumption would have increased 2010 pension cost by approximately $188,000 or 2.7%.

In addition, changes in the fair value of plan assets will impact future pension cost and the Plan’s funded status.  Volatile market conditions have affected the value of AWR’s trust established to fund its future long-term pension benefits. Any reductions in the value of plan assets will result in increased future expense, an increase in the underfunded position and increased future contributions.

In November 2010, the CPUC approved the implementation of a two way pension balancing account, which tracks the differences between forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011 and 2012 in accordance with the accounting guidance for pension costs.  These differences will be recorded as a regulatory asset or liability in those years for any shortfalls or excesses.  As of December 31, 2010, Registrant recorded a $1.8 million regulatory asset in the pension balancing account.

Funding requirements for qualified defined benefit pension plans are determined by government regulations.  Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC. In accordance with this funding policy, for 2011 the pension contribution is expected to be approximately $6.6 million. The 2011 pension cost is estimated to be approximately $7.0 million. As previously discussed, the difference between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing account. The Pension Protection Act of 2006 was signed into law in August 2006. In establishing the contribution amount, Registrant has considered the potential impact of funding rule changes under this Act.

In January 2011, the Board of Directors approved an amendment to the existing defined benefit pension plan, closing the plan to new employees hired after December 31, 2010.  Employees hired or rehired after December 31, 2010 will be eligible to participate in a new defined contribution plan.  Under the new plan, Registrant will provide a contribution of 5.25% of eligible pay each pay period into investment vehicles offered by the plan’s trustee.  Participants will be fully vested in this plan once the employee attains three years of service.  Employees hired before January 1, 2011 will continue to participate in and accrue benefits under the terms of the defined benefit plan.

Post-Retirement Plan - The discount rate for the post-retirement medical benefit obligation was decreased to 5.20% as of December 31, 2010 from 5.85% as of December 31, 2009.  At December 31, 2010, Registrant’s post-retirement medical benefit plan reflected a $12.1 million PBO and $7.0 million in plan assets stated at fair value.  Total expense for this plan was $980,000 for 2010.  A 25 basis point decrease in the assumed discount rate would have increased the net periodic cost for 2010 by a nominal amount and would increase the PBO and ABO at December 31, 2010 by approximately $311,000 or approximately 2.6%.  A 25 basis point decrease in the long-term return on post-retirement plan asset assumption would have increased 2010 post-retirement medical expense by approximately $14,000.  Furthermore, increasing the health care cost trend rate by one percentage point would increase the PBO and ABO as of December 31, 2010 by $1.4 million and annual service and interest costs by $78,000.  Decreasing the health care cost trend rate by one percentage point would decrease the PBO and ABO as of December 31, 2010 by $1.2 million and annual service and interest costs by $116,000.

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. Registrant also has access to a revolving credit facility that is currently utilized to support operations.  On May 27, 2010, AWR entered into the Third Amendment to the Amended and Restated Credit Agreement in order to extend the term of the syndicated revolving credit facility to May 27, 2013 from June 3, 2010.  The maximum amount that may be borrowed under this facility was decreased from $115.0 million to $100.0 million.  AWR may, under the terms of the Amended and Restated Credit Agreement, elect to increase the aggregate bank commitments by up to $40.0 million.  The aggregate effective amount that may be outstanding under letters of credit has been increased to $25.0 million from $20.0 million.  The rates (spreads to LIBOR) at which AWR may borrow under this facility have been increased due to market conditions.  The lenders have consented to modifications to certain of the covenants in the Amended and Restated Credit Agreement requested by AWR.  As of December 31, 2010, an aggregate of $60.9 million in cash borrowings were included in current liabilities and $11.0 million of letters of credit were outstanding under this facility.  As of December 31, 2010, AWR had $28.1 million available to borrow under the credit facility.

In July 2010, Standard & Poor’s Ratings Services (“S&P”) upgraded its corporate credit rating on AWR and GSWC from ‘A’ with a positive outlook to ‘A+’ with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).   Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Pursuant to the syndicated credit facility agreement, the upgrade to “A+ stable” resulted in a reduced interest rate spread on the facility from 125 basis points to 120 basis points. Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  Capital expenditures were approximately $79.1 million during 2010, an increase of $1.6 million over the same period last year.  Capital expenditures were used for infrastructure replacements and improvements. Capital expenditures during 2010 were funded primarily by internally generated cash, short-term borrowings and advances and contributions from developers.  Registrant’s capital expenditure budget for 2011 is estimated at approximately $75 - $80 million.

AWR filed a Registration Statement on August 10, 2009 with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of December 31, 2010, $115.0 million was available for issuance under this Registration Statement.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of the California tests, at December 31, 2010, approximately $141.1 million was available from the retained earnings of GSWC to pay dividends to AWR.  GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $298.8 million was available to pay dividends to AWR as of December 31, 2010. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  Dividends in the amount of $19.6 million, $19.4 million, and $13.2 million were paid to AWR by GSWC during the years ended December 31, 2010, 2009 and 2008, respectively.

Registrant has paid common dividends for over 75 consecutive years.  On February 1, 2011, AWR declared a regular quarterly dividend of $0.260 per Common Share. The dividend, totaling approximately $4.8 million, was paid on March 1, 2011 to common shareholders of record at the close of business on February 14, 2011.  In 2010, 2009 and 2008, AWR paid quarterly dividends to shareholders, totaling approximately $19.3 million, or $1.04 per share, $18.1 million or $1.010 per share, and $17.3 million or $1.000 per share, respectively.  AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.  As a result of these law changes, Registrant’s current tax expense for 2010 reflects a benefit of approximately $16.2 million and estimates that its 2011 current tax expense will be reduced by approximately $24.1 million.  Although these law changes reduce AWR’s current taxes payable, it does not reduce its total income tax expense or effective tax rate.  In addition, the CPUC is currently evaluating the establishment of a memorandum account that would track the revenue effects associated with these law changes, which may reduce future revenue requirements in future rate case proceedings.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and market interest rate increases. AWR believes that costs associated with capital used to fund construction at its regulated subsidiaries will continue to be recovered in water and electric rates charged to customers.

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

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. As previously discussed, AWR has access to a $100.0 million revolving credit facility that is currently utilized to support operations.  This revolving credit facility expires in May 2013.

Net cash provided by operating activities was $53.8 million for the year ended December 31, 2010 as compared to $72.6 million for the same period ended December 31, 2009. The decrease of $18.8 million was primarily attributable to an 8.4% decrease in water consumption by GSWC’s water customers as compared to 2009. The reduction in water usage reduces cash flow from operating activities and increases the need for short-term bank borrowings.  The increase in other regulatory assets includes the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC. Surcharges have been implemented in 2010 and are expected to be in place through 2011 to recover the revenue shortfall tracked in the WRAM.  Cash flows from operating activities for ASUS also decreased, primarily as a result of an increase in receivables for work performed on behalf of other prime contractors on the military bases in which ASUS operates.

Cash Flows from Investing Activities:

Net cash used in investing activities was $78.2 million for the year ended December 31, 2010,  compared to $77.4 million for the same period in 2009. The increase reflected higher capital expenditures at GSWC which was partially offset by $817,000 in proceeds from sale of property by GSWC in 2010.

Registrant intends to invest capital prudently to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed. The capital expenditures budget for 2011 is expected to be approximately $75 - $80 million.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the issuance of Common Shares, long-term debt and bank borrowings; (ii) the repayments of long-term debt and notes payable to banks, primarily funded through the operations of its wholly owned subsidiary, GSWC; (iii) proceeds from stock option exercises; and (iv) the payment of dividends on Common Shares.  In order to finance new infrastructure, Registrant also receives customer advances for and contributions in aid of construction (net of refunds).   Short-term borrowings under Registrant’s revolving credit line are used to fund capital expenditures until long-term financing is arranged.

Net cash provided by financing activities was $28.3 million for the year ended December 31, 2010 as compared to net cash used of $749,000 for the same period in 2009.  The increase in cash provided by financing activities is primarily due to a $43.5 million increase in notes payable to banks to fund operations partially offset by dividend payments of $19.3 million during 2010.  In 2009, AWR received net proceeds of $35.8 million from the issuance of Common Shares and GSWC received $39.8 million from the issuance of long-term debt.   The proceeds were used to pay down short-term borrowings (notes payable to banks), which decreased cash flows from financing activities by $57.3 million, and for dividend payments for shareholders totaling $18.1 million.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of December 31, 2010, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC.

GSWC relies on external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  GSWC plans to issue public debt in 2011, depending on market conditions.  Proceeds from the debt issuance are expected to be used to pay down short-term borrowings from AWR and other long-term debt.  On May 26, 2010, the Board of Directors approved the issuance of eight additional GSWC Common Shares to AWR for $20.0 million.  Proceeds from the issuance were used to pay down GSWC’s intercompany borrowings due to AWR.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable generally at rates ranging from 10% to 22% of the revenues received from the installation for which funds were advanced or in equal annual installments, generally over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

As is often the case with public utilities, GSWC’s current liabilities generally exceed its current assets.  Management believes that internally-generated funds along with the short-term borrowings under AWR’s existing credit facility and the proceeds from the issuance of long-term debt and common shares will be adequate to provide sufficient working capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates.

In December 2010, the CPUC issued a decision on GSWC’s Region I general rate case for 2011 and 2012.  The decision authorized, among other things, approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the accrued expenditures to offset the cost of financing project construction. The advice letter projects are expected to be done over a two year period.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $49.0 million for the year ended December 31, 2010 as compared to $62.8 million for the same period in 2009.  This decrease is due primarily to lower water consumption by customers of approximately 8.4% as compared to 2009 consumption.  The reduction in water usage reduces cash flow from operating activities and increases the need for short-term bank borrowings.  The increase in other regulatory assets includes the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC.  Surcharges have been implemented in 2010 and are expected to be in place through 2011 to recover the revenue shortfall tracked in the WRAM.   The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities increased to $76.1 million for the year ended December 31, 2010 as compared to $74.6 million for the same period in 2009. This increase was due to higher capital expenditures consistent with GSWC’s 2010 capital improvement plan. GSWC is expected to incur capital expenditures in 2011 of approximately $75 - $80 million, primarily for upgrades to its water supply and distribution facilities and for computer software and related implementation.

In addition, GSWC received $817,000 in proceeds from the sale of property in its water regions.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $27.6 million for the year ended December 31, 2010 as compared to $9.0 million for the same period in 2009.  The increase in net cash provided by financing activities was primarily due to: (i) the issuance of eight additional shares of GSWC Common Shares to AWR for $20.0 million, and; (ii) a $25.4 million increase in intercompany borrowings during 2010.  In 2009, GSWC received net proceeds of $39.8 million from the issuance of long-term debt.   The proceeds were used to pay down inter-company borrowings, which decreased cash flows from financing activities by $10.6 million, and fund capital expenditures.

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

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2010. All obligations and commitments are obligations and commitments of AWR unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$173,100	$—	$3,100	$—	$170,000
Private Placement Notes (3)	108,000	—	—	—	108,000
Tax-Exempt Obligations (4)	18,402	104	226	6,257	11,815
Other Debt Instruments (5)	713	272	254	98	89
Total GSWC Long-Term Debt	300,215	376	3,580	6,355	289,904
Chaparral City Water Co. Debt (6)	5,645	345	755	835	3,710
Total AWR Long-Term Debt	$305,860	$721	$4,335	$7,190	$293,614

Interest on Long-Term Debt (7)	$354,243	$21,135	$42,160	$41,727	$249,221
Advances for Construction (8)	82,929	3,160	6,270	6,251	67,248
Purchased Power Contracts (9)	23,864	8,993	14,871	—	—
Capital Expenditure Commitments (10)	26,107	26,107	—	—	—
Water Purchase Agreements (11)	53,964	17,367	32,656	418	3,523
Operating Leases (12)	7,737	3,270	3,542	925	—
Employer Contributions (13)	19,180	6,563	12,617	—	—
Chaparral City Water Co. (14)	535	134	267	134	—
SUB-TOTAL	$568,559	$86,729	$112,383	$49,455	$319,992

Other Commitments (15)	68,821

TOTAL	$943,240

(1) Excludes dividends and facility fees.

(2) The Notes and Debentures are issued under an Indenture dated as of September 1, 1993, as amended in December 2008. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or cross default provisions.

(3) Private Placement Notes in the amount of $28 million were issued pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, senior notes in the amount of $40 million were issued in October 2005, and again for $40 million in March 2009 to CoBank. Under the terms of these senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667 to 1 or a debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio of more than 8 to 1. GSWC is in compliance with these covenant provisions as of December 31, 2010.  GSWC does not currently have any outstanding mortgages or other encumbrances on its properties.

(4) Consists of obligations under a loan agreement supporting $7.8 million in outstanding debt issued by the California Pollution Control Financing Authority, $6.0 million in obligations supporting $6.0 million in certificates of participation issued by the Three Valleys Municipal Water District and $4.6 million of obligations incurred by GSWC with respect to its 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. GSWC’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, GSWC has entered into agreements with various developers for 422 acre-feet, in the aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of $346,000 outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $268,000 outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $99,000 outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6) Consists of $5.6 million of outstanding obligations under a loan agreement supporting Industrial Development Revenue Bonds. The loan agreement contains provisions that establish a maximum of 65% debt in the capital structure of CCWC, limits cash distributions when the percentage of debt in the capital structure of CCWC exceeds 55% and requires a debt service coverage ratio of two times interest expense for CCWC. As previously discussed, on June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $35.0 million, including the assumption of  these Industrial Development Revenue Bonds.

(7) Consists of expected interest expense payments based on the assumption that Registrant’s long-term debt remains outstanding until maturity.  Current interest rates were used to estimate expected interest expense payments on variable rate long-term debt.

(8) Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable in equal annual installments over periods of time ranging from 10 to 40-year periods, or at rates ranging from 10% to 22% of the revenue received from the installation for which funds were advanced.  Included in the $82.9 million is $4.6 million related to CCWC.

(9) Consists of  purchased power contracts executed in October 2008 with Shell Energy North America (US), LP (“Shell”) that began providing power to BVES effective January 1, 2009 at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contracts.

(10) Consists of noncancelable commitments primarily for capital projects under signed contracts at GSWC. Most of ASUS’ capital commitments of approximately $30.0 millions will be funded by the U.S. government.

(11) Water purchase agreements consist of: (i) contracts with various governmental entities to purchase imported water for an aggregate remaining commitment of $48.4 million, which expire on an agreement by agreement basis commencing in 2011 through 2013 (GSWC intends to renew the terms of these contracts upon expiration of the agreements); (ii) a remaining amount of $2.2 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years), and (iii) an aggregate amount of $3.4 million of other water purchase commitments with other third parties. In some cases, the amount of the commitment is estimated based on current rates per acre-foot of water purchased.  These rates may be changed annually.

(12) Reflects Registrant’s future minimum payments under noncancelable operating leases.

(13) Consists of Registrant’s minimum required contribution under the Employee Retirement Income Security Act (ERISA) to its pension plan for years 2011 through 2013. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan), and the significant impact that returns on plan assets and changes in discount rates  have on such amounts.

(14) CCWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 8,909 acre-feet of water per year from CAP. There is an annual charge based on the amount of CCWC’s entitlement.  This charge does not depend upon the amount of water  delivered.  The rate for this charge is set by the District and is subject to annual increases. The estimated remaining commitment under this contract is $535,000 as of December 31, 2010.

(15) Other commitments consist of: (i) a $100.0 million syndicated revolving credit facility, of which $60.9 million was outstanding as of December 31, 2010; (ii) a $2.9 million asset retirement obligation that reflects principally the retirement of wells, which by law need to be properly capped at the time of removal; (iii)  $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6.0 million is reflected under tax-exempt obligations); (iv) irrevocable letters of credit in an aggregate amount of $540,000 for the deductible in Registrant’s business automobile insurance policy; (v) an irrevocable letter of credit in the amount of $585,000 as security for the purchase of power, under an energy scheduling agreement with Automated Power Exchange and (vi) an irrevocable letter of credit in the amount of $3.6 million pursuant to a settlement agreement with Edison to cover GSWC’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the Credit Agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or  BBB-.

In January 2006, ASUS, entered into a water purchase agreement to acquire 5,000 acre-feet of water rights from Natomas for a base price of $2,500 per acre-foot of water payable in payments contingent on achievement of specific milestones and events.  Because the contingencies for the purchase of this water have not been met, this agreement has not been included in the table above.

In October 2009, GSWC entered into an agreement with the California Department of Health (“CDPH”) whereby CDPH agreed to loan GSWC up to $9.0 million under the American Recovery and Reinvestment Act.  Proceeds of the loan will be used to reimburse GSWC for the costs to convert customers in GSWC’s Cordova water system from non-metered service to metered service by retrofitting approximately 7,400 water meters.  The loan bears interest at a rate of 2.5% and is payable over 20 years following completion of the conversion project.  Pursuant to the agreement, as reimbursements are filed, GSWC will issue letters of credit to CDPH equal to 80% of the amount loaned to GSWC (up to an aggregate of $7.2 million).  As of December 31, 2010, GSWC had expended $2.6 million for retrofitting of the water meters and included in construction work in progress.  On February 11, 2011, a request for reimbursement was filed with the CDPH for $1.7 million of the incurred costs.  GSWC intends to submit requests for reimbursement of the remaining amount, along with the additional costs incurred during 2011, to CDPH throughout 2011. As of December 31, 2010, no letters of credit had been issued to CDPH as no requests for reimbursement had been filed with CDPH as of that time. Work on the meter project is estimated to be completed in 2011.

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

Effects of Inflation

The rates of GSWC and CCWC are established to provide recovery of costs and a fair return on shareholders’ investment.  Recovery of the effects of inflation through higher water rates is dependent upon receiving adequate and timely rate increases.  However, authorized rates charged to customers are usually based on a forecast of expenses and capital costs for GSWC and on historical expenses and capital costs for CCWC.  Rates may lag increases in costs caused by inflation.  During periods of moderate to low inflation, as has been experienced for the past several years, the effects of inflation on operating results have not been significant.  Furthermore, in California, the CPUC allows the use of projections for a future test year in general rate cases which reduces the impact of inflation to the extent that GSWC’s inflation forecasts are accurate.

For the Military Utility Privatization Subsidiaries, under the terms of the contracts with the U.S. government, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts.  These price redeterminations include adjustments to reflect changes in operating conditions, as well as inflation in costs.  Like GSWC and CCWC, recovery of the effects of inflation is dependent upon receiving adequate and timely price redeterminations.  ASUS has experienced and continues to experience delays in the redetermination of prices at the various bases.

Climate Change

Water:

Based on historical data for greenhouse gas (“GHG”) emissions generated from its water operations, GSWC has developed a baseline carbon footprint.  GSWC intends to compare this baseline to the GHG emissions generated by its water operations annually as part of monitoring our carbon footprint and making efforts to reduce it.  GSWC will begin voluntary reporting of its 2010 emissions to the Climate Registry in 2011.  GSWC’s efforts to reduce its carbon footprint for water operations will focus on power used for pumping water and GSWC’s vehicle fleet.

In addition, as part of the planning process, GSWC will continue to assess the possible impact climate change may have on its water supply and operations.

Electric:

As part of the Global Warming Solutions Act of 2006, the California Air Resources Board (“CARB”) has promulgated the Mandatory Reporting of GHG Emissions Regulation and the Climate Change Scoping Plan to reduce GHG’s.  These rules apply to electric generating facilities and retail providers.  BVES is required to report its emissions of GHG’s in 2011 for 2010 emissions.  Registrant believes that CARB will adopt regulations applicable to the energy sector starting in 2012 based on measures set forth in CARB’s Change Scoping Plan.

GSWC’s BVES division is also required to comply with the CPUC’s emission performance standards regarding GHG emissions.  Under these standards, GSWC must file an annual attestation with the CPUC stating that all new long-term commitments for base load generation to serve California customers are with power plants that have emissions no greater than a combined cycle gas turbine plant, or 1,100 pounds of carbon dioxide per megawatt-hour.  The terms of BVES’s purchased power contracts with Shell are less than 5 years, so these contracts are not subject to CPUC GHG emission standards.  However, the CPUC only permits a one-time extension of existing contracts.  As a result, GSWC anticipates that BVES will need to enter into new contracts meeting the CPUC’s emission limitations to replace the Shell Energy North America (US) (“Shell”), LP base load contracts in 2012.

Bear Valley Electric Service of GSWC

As of December 31, 2010, GSWC has accrued $10.3 million in under-collected power costs.  GSWC is authorized to include up to a weighted annual energy purchase cost of $77 per MWh each year in its electric supply cost balancing account. To the extent that actual weighted average annual costs for power purchased exceeds the $77 per MWh amount, GSWC is not be able to include these amounts in its balancing account and such amounts must be expensed.  BVES began receiving power under a purchased power contract with Shell on January 1, 2009.   The main product under these contracts provides for 13 MWs of electric energy at a fixed price of $67.85 per MWh during 2010 as compared to $63.75 per MWh during 2009.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.

Power Supply Arrangements at GSWC’s Bear Valley Electric Service Area

Most of the electric energy sold by GSWC to customers in its BVES area is purchased from others.  During the California energy crisis of 2000 and 2001, GSWC entered into a forward purchase contract with Mirant Marketing for 15 MWs of electric energy at a price of $95 per MWh beginning April 1, 2001 through December 31, 2006 to stabilize our purchased energy costs for the electric division. The contract with Mirant Marketing had physical delivery requirements and hence did not require derivative accounting treatment.  However, in an attempt to take advantage of the lower energy prices in 2002, GSWC also entered into blended and extended purchased power contracts effective November 2002, which expired on December 31, 2008.  As required by the accounting guidance on derivatives, gains and losses on these contracts affected GSWC’s earnings.

The Shell contracts are also subject to the accounting guidance on derivatives, and require mark-to-market derivative accounting.  The CPUC has authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance on derivatives.  Accordingly, all unrealized gains and losses generated from the new purchased power contract are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contracts.  Gains and losses on the Shell contract do not impact earnings.

In addition to the purchased power contracts, GSWC buys additional energy to meet peak demand and sells surplus power as needed. The average cost of power purchased, including the transactions in the spot market, was approximately $66.00 per MWh for the year ended December 31, 2010 as compared to $60.21 per MWh for the same period of 2009. GSWC’s average energy costs are impacted by pricing fluctuations on the spot market.

Generation Facility

As a means of meeting the increasing demands for energy, GSWC constructed a natural gas-fueled 8.4 MW generation facility that was placed into service in 2005.

The average summer load in BVES’ customer service area has been approximately 15 MWs. The average winter load has been 21 MWs with a winter peak of approximately 44 MWs when the snowmaking machines at the ski resorts are operating.

Construction Program

Registrant’s businesses require significant annual capital expenditures. GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age  and type of distribution system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2010, GSWC has unconditional purchase obligations for capital projects of approximately $26.1 million.  In addition, GSWC is expected to incur capital expenditures in 2011 of approximately $75 - $80 million primarily for upgrades to its water supply and distribution facilities as well as for computer software and related implementation.  During the years ended December 31, 2010, 2009 and 2008, GSWC had capital expenditures of $77.0 million, $74.6 million, and $73.1 million, respectively.  A portion of these capital expenditures is funded by developers through either advances, which must be repaid, or contributions in aid of construction, which are not required to be repaid.

CCWC’s capital budget for 2011 anticipates capital expenditure of approximately $625,000, compared to capital expenditures of $688,000, $1.5 million, and $2.6 million in 2010, 2009 and 2008, respectively.

ASUS is expected to incur capital expenditures in 2011 of approximately $39.7 million, over $38.0 of which will be funded by the U.S. government.  During the years ended December 31, 2010, 2009 and 2008, ASUS had capital expenditures of $1.4 million, $1.4 million and $1.3 million, respectively.  In certain circumstances, the U.S. government may request that ASUS finance the cost of selected construction projects.  ASUS will consider financing such projects.  The terms of any such financing, including the interest rate, will be determined on a case-by-case basis.

Contracted Services

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and/or wastewater systems at the military bases.  In addition, higher expenses from the corporate office and ASUS headquarters allocated to the Military Utility Privatization Subsidiaries were not contemplated at the time the contracts with the U.S. government were negotiated and may be addressed in future price redeterminations. Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties to a contract.  In the event that ASUS is managing more assets at specific military bases than were included in the U.S. government’s Request for Proposal or if the assets are in substandard condition, ASUS is permitted to file, and has filed, a Request for Equitable Adjustment (“REA”).

Below is a summary of price redetermination and requests for equitable adjustment filings by ASUS subsidiary.

•                  FBWS — In connection with the inventory settlement with the U.S. government reached in January 2010, FBWS and the government agreed to waive the first and second price redeterminations for Fort Bliss required under the original 50-year contract. The third price redetermination is scheduled to be filed in 2012.

•                  TUS —The first price redetermination for Andrews Air Force Base was filed in December 2007.  In June 2010, TUS received notification from the U.S. government that its price redetermination filing was deficient.  TUS is currently in discussions with the government on the resolution of the first price redetermination.  Pending such resolution, the U.S. government approved a retroactive adjustment of $1.0 million during the third quarter of 2010 resulting in approximately $700,000 of additional O&M revenues and pretax operating income, and $300,000 of renewal and replacement costs.  A prospective 18.9% increase in the contract rates is also in effect on an interim basis pending finalization of the price redetermination.

•                  ODUS — In June 2010, ODUS received notification from the U.S. government that its first price redetermination filings for the Virginia bases were deficient.  ODUS received a contract modification in February 2011 resolving the O&M portion of the first price redetermination for one of its two contracts which may result in a refund to the government of $235,000 (the majority of which was reflected in deferred revenue as of the end of 2010).  ODUS  is still in discussions with the U.S. government on the resolution of the first price redetermination for the other contract.  An interim increase of 16.9% has been in effect for this contract since 2008.

•                  PSUS — PSUS filed an REA in the second quarter of 2009 with the U.S. government in connection with costs incurred in response to an emergency sanitary sewer overflow at Fort Jackson in South Carolina.  In September 2010, the government approved the REA, resulting in $689,000 in additional construction revenues and pretax operating income recorded in the third quarter of 2010.  PSUS also filed an REA in connection with the substandard condition of the inventory assumed at Fort Jackson as compared to what was presented in the government’s Request for Proposal.  Resolution of this REA is expected in 2011.  Finally, the first price redetermination for Fort Jackson is expected to be filed in the second quarter of 2011.  An interim increase of 3.4% is currently in effect.

•                  ONUS - In April 2009 and December 2010, ONUS filed REAs with the government in connection with costs associated with initial system deficiency work.  Resolution of this request is expected in 2011.  The first price redetermination for ONUS is expected to be filed in the second quarter of 2011.  An interim increase of 3.6% is currently in effect.

Price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues to help offset increased costs and provide Registrant the opportunity to continue to generate positive operating income at its Military Utility Privatization Subsidiaries.  As of December 31, 2010, ASUS has $1.1 million of goodwill, which may be at risk for potential impairment if requested price redeterminations and equitable adjustments at some of the subsidiaries are not approved.

On July 22, 2010, ASUS was served with a subpoena issued in connection with a Grand Jury investigation related to ODUS’ water and wastewater privatization contracts.  On January 10, 2011, ASUS received official notification that the U.S. government had determined to close the matter.

Regulatory Matters

Certificates of Public Convenience and Necessity

GSWC holds Certificates of Public Convenience and Necessity granted by the CPUC in each of the ratemaking areas it serves. CCWC holds Certificates of Public Convenience and Necessity granted by the ACC for the areas in which it serves.   FBWS holds a Certificate of Public Convenience and Necessity from the Texas Commission on Environmental Quality.  The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission conditionally approved the right of TUS to operate as a water and wastewater utility at Andrews Air Force Base, Maryland. The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company.  ONUS is regulated by the North Carolina Public Service Commission.

Rate Regulation

GSWC is subject to regulation by the CPUC, which has broad authority over  service and facilities, rates, classification of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of public convenience and necessity as to the extension of services and facilities and various other matters. CCWC is subject to comparable regulation by the ACC.

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

GSWC is required to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC’s typically include an increase in the first test year with inflation rate adjustments for the second and third years of the GRC cycle for expenses.  For capital projects, there are two test years.   Rates are based on a forecast of expenses and capital costs for the test year. According to the CPUC’s water rate case plan adopted in May 2007, GSWC will migrate to a rate case schedule that brings all three Regions of GSWC within a single triennial rate case.  GSWC’s Regions II and III plus the general office were filed as a single case for rates in years 2010, 2011 and 2012. Region I’s most recent rate case was approved in December 2010 for rates in years 2011 and 2012.  GSWC will file for all three water regions plus the general office in July 2011 for years 2013, 2014, and 2015. The new consolidated GRC is expected to have an 18-month processing schedule.

The CPUC has approved a four-year rate case cycle plan for BVES. GSWC will file the next BVES rate case in 2011 for rates in years 2013 through 2016.

In California, rates may also be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two- to four- month regulatory processing lag.

Under the rate case plan adopted by the CPUC in May 2007, GSWC is required to file a separate application to review the rate of return authorized by the CPUC.

GSWC filed its first cost of capital application under the new rate case plan on May 1, 2008.  In May 2009, the CPUC issued a final decision in the Phase I cost of capital proceeding, authorizing a Return on Equity (“ROE”) of 10.2%.    On July 30, 2009, the CPUC approved Phase II of the cost of capital application which adopts an automatic adjustment mechanism called the Water Cost of Capital Mechanism to adjust ROE and rate of return on rate base between the every three year cost of capital proceedings.  Rates to customers will be adjusted only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30.  If the average interest rate of the Moody’s Aa utility bond for October 1, 2010 through September 30, 2011 changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference.  There was no change of over 100 basis points from the benchmark between October 1, 2009 through September 30, 2010.

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

Changes in Rates

The following table provides information on year-over-year increases in water and electric revenues for GSWC as approved by the CPUC during 2010, 2009 and 2008 (in thousands):

	Supply	Balancing	General
	Cost	Account	and Step	Advice
Year	Offset	Amortization	Increases	Letters	Total
2010	$2,528	$—	$39,497	$—	$42,025
2009	5,477	673	9,102	1,840	17,092
2008	—	7,165	12,951	867	20,983

Recent Changes in Rates

Rate increases in 2011:

In January 2011, the CPUC approved rate increases for Region II and Region III effective January 1, 2011.  The authorized rate increases represent increases of approximately $1.6 million for Region II, and approximately $2.4 million for Region III as compared to 2010 adopted revenues. These estimates of additional revenues are based upon normalized sales levels approved by the CPUC, effective January 1, 2011.

In January 2011, the CPUC approved attrition year rate increases for BVES effective January 1, 2011.  The authorized rate increase is expected to provide GSWC with additional annual revenues of approximately $209,000 for BVES.  In addition, the CPUC has authorized rate increases to cover higher general office costs allocated to BVES.  This is expected to add additional revenues to BVES of $1.4 million in 2011 as compared to 2010.

In December 2010, the CPUC issued a final decision on GSWC’s Region I rate case, approving revenue increases for 2011 and 2012. On a year to year basis, the increase in 2011 revenues represents an increase of approximately $1.9 million over 2010 adopted revenues. The projected increase for 2012 is $0.1 million. The CPUC also authorized approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the accrued expenditures to offset the cost of financing project construction. A majority of these projects are expected to be completed over a 2-year period. A general rate case will be filed for all of GSWC’s water regions and the general office in July 2011 with rates expected to be effective January 2013.

Rate increases in 2010:

On November 19, 2010, the CPUC approved rate increases for the Region II and Region III service areas, and to recover general office expenses at the corporate headquarters. Based on this decision, the approved revenue increases for 2010 totaled approximately $33.0 million as compared to 2009 adopted revenues, and included an increase of $14.0 million for supply costs.  Rate increases were retroactive to January 1, 2010. The $33.0 million revenue increase included approximately $12.2 million already collected as of the issuance of the decision through a supply cost offset surcharge (in effect since 2009). A surcharge is in place effective January 1, 2011 through December 31, 2012 to collect the remaining uncollected retroactive portion of the revenue increase of approximately $19.5 million.

Among other things, the decision affirmed GSWC’s past practice and allowed for recovery of its rate case expenditures incurred in connection with the preparation and processing of the general rate case.  The rate case costs will be amortized and recovered over the three year rate case cycle.  Additionally, GSWC was also authorized to establish a two-way balancing account to track fluctuations in the forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011, and 2012 in accordance with the accounting guidance for pension costs. The approved decision also resulted in impairment charges related to certain capital projects that were disallowed. Finally, the decision also imposed an increased allocation of corporate headquarters’ expenses to ASUS. This resulted in an increase in expenses allocated to ASUS. This adjustment is also retroactive to January 1, 2010 and was made in the fourth quarter, thus negatively impacting ASUS’ pretax income by approximately $1.3 million for the year ended December 31, 2010.  The Division of Ratepayer Advocates has filed a request for rehearing on the Region II, Region III and general office rate case related to the following items: (i) La Serena Plant Improvements Capital Project; (ii) the inclusion of number of customers in the four factor method used in determining the percentage allocation of general office charges to ASUS; and (iii) GSWC’s practice of deferring rate case expenses. At this time, management is unable to predict the outcome of this matter.

In December 2009, the CPUC approved escalation rate increases for GSWC’s Region I water ratemaking area effective January 1, 2010.  The authorized rate increases provided GSWC with additional annual revenues of approximately $76,000 for Region I.

Rate increases in 2009:

In January 2009, the CPUC approved escalation/attrition year rate increases for all three GSWC water ratemaking areas effective January 1, 2009.  The authorized rate increases provided GSWC with additional annual revenues of approximately $9.4 million . The CPUC also issued its final decision in the cost of capital proceeding in June 2009.  In that decision, the CPUC authorized a 10.2% ROE and a corresponding Return on Rate Base of 8.90% to be implemented into rates for all GSWC water ratemaking areas.

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

In June 2008, GSWC’s BVES division filed its general rate case with the CPUC’s electric division. The filing was the first full general rate case for BVES since 1996. Costs incurred in connection with the construction of BVES’ 8.4 megawatt generating facility were reviewed by the CPUC as part of the 2008 general rate case. On October 15, 2009, the CPUC issued a final decision regarding the BVES general rate case.  The decision authorizes an ROE of 10.5% with a corresponding Return on Rate Base of 9.15% for GSWC’s electric utility operations.  The incremental annual revenue increases approved in the decision are $4.8 million for 2009, $1.2 million for 2010, $0.2 million for 2011 and $0.2 million in 2012.  All increases are prospective. Based on the decision, BVES is also allowed to establish a Base Revenue Requirement Adjustment Mechanism (“BRRAM”) to decouple usage from revenue.  As of December 31, 2010, GSWC has a $1.9 million under-collection related to the BRRAM.

In March 2010, the CPUC approved for recovery a memorandum account for the general office allocation to BVES through a surcharge over a 24-month period.  This memorandum account totaling $958,000 was effective and retroactive from June 4, 2009 to October 31, 2009.  Accordingly, during the first quarter of 2010, GSWC recorded a $958,000 regulatory asset and a corresponding increase to earnings for amounts included in this memorandum account.  As of December 31, 2010, there was $726,000 remaining of this regulatory asset.

CCWC

CCWC filed a rate case with the ACC in August 2004 for its water system in Fountain Hills, Arizona. In September 2005, the ACC approved a rate increase for CCWC. The rate increase was effective on October 1, 2005 and generated additional annual revenues of approximately $1.1 million, an 18% increase over 2004 revenues.  CCWC filed its next rate case during the fourth quarter of 2007.    On October 8, 2009, the ACC issued a final decision approving a rate increase for CCWC, which was effective on October 15, 2009 and generated additional annual revenues of approximately $1.7 million, a 23% increase over prior revenues.  In addition, despite its previous rulings, the ACC also ordered CCWC to treat the gain from a settlement agreement with the Fountain Hills Sanitary District (“FHSD”) as a reduction to rate base.   As a result, CCWC recognized a loss of $760,000 during the third quarter of 2009.   In November 2009, CCWC filed an application for rehearing on several issues including the treatment of this gain from the settlement proceeds.   The ACC granted CCWC’s request to hold a rehearing on the issues.  A final decision is expected in 2011. At this time, management cannot predict the outcome of this matter.

Pending Rate Requests

GSWC

In March 2011, GSWC implemented surcharges for recovery of its 2010 WRAM balances, net of MCBA and supply cost balancing accounts of approximately $19.6 million.  This amount covered by the surcharges in place are subject to routine CPUC review.  Management believes that this amount is probable of recovery.

In August 2009, GSWC filed an application with the CPUC requesting authorization to implement corrective measures to address water quality problems in its Bay Point water system.  These corrective measures include: (i) retiring an existing water treatment plant and purchasing total system demand from Contra Costa Water District (“CCWD”); (ii) entering into an asset lease agreement with CCWD for 4.4 million gallons per day of treated water for a one-time lease price of $4.7 million; (iii) recovering costs associated with the purchase of additional treated water to replace purchased raw water; and (iv) amending tariffs to appropriately charge GSWC’s Bay Point customers for the cost of the asset lease agreement with CCWD.  GSWC expects a decision early in the second quarter of 2011.

Other Regulatory Matters

New Service Territory Application, Sutter County

GSWC filed for a Certificate of Public Convenience and Necessity (“CPCN”) with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California within the Natomas service area. CPUC’s review of the application was deferred pending completion of an environmental assessment for the proposed new water service territory. On September 29, 2008, GSWC filed an amended application which included the Proponent’s environmental assessment. On October 3, 2008, Sutter County and the DRA protested the application. Following limited briefing on the first phase of the proceeding, the parties (including the Sutter Pointe Developers, who were granted party status on October 22, 2009) entered into settlement discussions, and stipulated to continue the hearing dates to facilitate these settlement discussions.  Settlement discussions are ongoing.

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

In June 2007, GSWC signed an agreement with the City of Folsom.  The City of Folsom agreed not to contest GSWC’s providing water service to Westborough and relinquished all claims concerning GSWC’s providing water service to the area. As compensation to the City of Folsom to resolve its claim, GSWC agreed to pay the City of Folsom $550,000. Aerojet-General Corporation (“Aerojet”), through a settlement agreement with GSWC (which is further discussed in Note 2 of the Notes to Consolidated Financial Statements), agreed to reimburse GSWC for 50%, or $275,000, of the settlement payment. As of December 31, 2010, GSWC has recorded an obligation of $550,000 to the City of Folsom and an additional receivable of $275,000 from Aerojet for the amount to be reimbursed.

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

Conservation Rate Design and Revenue Adjustment Mechanisms

On August 21, 2008, the CPUC authorized GSWC to implement an increasing block rate design in GSWC’s Regions II and III as a means to encourage water conservation.  In addition, GSWC was authorized to establish a WRAM to track revenue shortfalls for subsequent recovery from customers, and an MCBA that would include recovery/refund for changes in water supply mix. In accordance with the CPUC’s administrative processing rules, GSWC implemented tiered increasing block rates in late November 2008 and began recording in the WRAM accounts the difference between what is billed to its regulated customers in Regions II and III and that which is authorized by the CPUC. GSWC provided customers with conservation rate notices as a bill insert and explained to them the impact of conservation rates on customers’ bills.  In March 2010, surcharges were implemented for recovery of the Region II and Region III WRAM balances, net of the MCBA and supply cost balancing accounts.  As of December 31, 2010, GSWC has a net aggregated regulatory asset of $24.0 million in Regions II and III, comprised of a $41.2 million under-collection in the WRAM accounts and $17.2 million over-collection in the MCBA accounts.  Management believes that this amount is probable of recovery.

The CPUC also approved an advice letter filing in a separate proceeding to allow GSWC to create and implement a Water Conservation Memorandum Account (“WCMA”) to track the extraordinary expenses and revenue shortfall associated with the conservation measures in conjunction with the declared drought in California.  The WCMA was effective August 18, 2008 and was used to track the revenue shortfall until the WRAM was implemented on November 25, 2008 for Regions II and III, and September 1, 2009 for Region I.  The CPUC approved the WCMA and authorized GSWC to establish a surcharge to customers’ bills for recovery of the balances in the WCMA totaling $3.2 million.  As of December 31, 2010, GSWC has an aggregate $1.4 million remaining in the WCMA accounts being recovered through these surcharges.

Supply Cost Memorandum/Balancing Accounts

Prior to the implementation of the MCBA,  GSWC maintained water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  These supply cost balancing accounts tracked differences between the current cost for supply items (water, power and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occurred when the current cost exceeded the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occurred when the current cost of these items were less than the amount in rates.  Typically, under-collections or over-collections, when they occur, were tracked in the supply cost balancing accounts for future recovery through a surcharge (in the event of an under-collection) or refund through a surcredit (in the event of an over-collection) on customers’ bills.  GSWC accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper. As of December 31, 2010, there is an approximately $3.4 million net under-collection in the water supply cost balancing accounts.  Of this amount, approximately $2.1 million relates to GSWC’s Region I customer service area.  The remaining $1.3 million net under-collections in the water supply cost balancing accounts relates primarily to GSWC’s Region III’s ratemaking area.  Currently, there is a surcharge in place to recover Region I’s under-collections. In March 2011, GSWC filed for recovery of its 2010 WRAM balances, net of MCBA and remaining supply cost balancing accounts in Regions II and III. Management believes that it is probable that the CPUC will permit GSWC to continue recovering in rates the net under-collections in supply costs.

Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to an asset or liability balancing account (tracked individually for each rate-making area).  Unlike the WRAM, the MCBA applies to all customer classes. This account replaced the water supply cost balancing account procedure for costs incurred after the modified supply cost balancing account was implemented.  As of December 31, 2010, there is an aggregate $19.0 million over-collection in the MCBA for all GSWC water regions.

Santa Maria Groundwater Basin Adjudication

GSWC has incurred costs of approximately $7.2 million as of December 31, 2010, including legal and expert witness fees, in defending its groundwater supply in the Santa Maria Groundwater Basin.  Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the DRA authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs.  GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period.  This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge was implemented in the third quarter of 2007 for recovery of these costs.

All litigation costs, including interest that have been incurred since December 31, 2005 totaling approximately $1.7 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  In April 2008, the Administrative Law Judge closed the proceeding without ruling on the stipulation or authorizing recovery of the remaining costs.  The ruling directed GSWC to file a new application.  In accordance with this ruling, GSWC filed a new application as part of its Region I general rate case filed with the CPUC in January 2010, requesting an extension of the memorandum accounts. As part of the CPUC’s final decision on Region I’s rate case, GSWC’s request was granted. The decision also authorized the memorandum account to be interest bearing at the ten-year U.S. Treasury note rate.

CPUC Subpoena

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million completed over a period of 14 years. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges, if any, were included in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout its three water regions regarding the granting or awarding of construction contracts or jobs.

Should the CPUC investigation result in a disallowance of certain previously capitalized costs, such costs, and potentially any return earned on such costs, may be required to be refunded to  customers, resulting in a charge to operating income.  In addition to the disallowance of previously capitalized costs and the return earned on such costs, the CPUC also has the authority to assess fines and penalties.  The staff of the CPUC has indicated to GSWC that it intends to seek such remedies including possibly a fine and penalty. GSWC does not believe that a disallowance is required or that a penalty is justified. GSWC intends to vigorously defend the matter; however, proceedings such as this are difficult to predict and a final outcome is unknown.  While reserving all rights, management believes it prudent to reserve for a probable loss related to this matter. The reserve estimates for this matter are subject to change as additional information becomes known. However, at this point, management does not expect increases in its recorded estimated reserve.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  GSWC has provided the responsive materials that are relevant to CCWC.  Although the ACC has issued a decision in the CCWC general rate case in October 2009, they have held the proceeding open pending resolution of the staff review of the CPUC subpoena documents.

Disposition of Chaparral City Water Company

On June 7, 2010, the AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common stock of CCWC. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the ACC.  In July 2010, AWR filed for approval of the transaction with the ACC.  The approval is anticipated to be received in 2011.

Affiliate Transaction Rules

On October 19, 2010, the CPUC issued a decision regarding affiliate transactions and the use of regulated assets for non-tariff utility services.  The new affiliate rules are intended to establish a standard set of rules to govern transactions between a regulated water utility, its parent, and other affiliated companies. Registrant  monitors its cost allocation and management of the regulated and non-regulated segments to ensure the affiliate transactions are in compliance with the CPUC rules and regulations.

Bear Valley Electric Service

BVES has not achieved interim target purchase levels of renewable energy resources established by the CPUC. Under the flexible compliance rules established by the CPUC for small electric utilities, BVES is required to continue its efforts to procure renewable resources each year, and where that may prove difficult because the market for such resources is very constrained, BVES will be required to describe in detail the problems that warrant deferral of compliance.  Under the CPUC’s flexible compliance rules, the CPUC deferred compliance by BVES with the interim target purchase levels for the years 2004 through 2007.  Management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier. For years subsequent to 2007, BVES has not met the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules so long as BVES continues its efforts to procure renewable resources each year and, to the extent that it is unable to meet established target purchase levels, because the market for such resources is constrained, it describes in detail the problems encountered in meeting the targets.  Accordingly, no provision for loss has been recorded in the financial statements as of December 31, 2010, 2009 or 2008.

In November 2009, GSWC entered into a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from landfill gas and a ten-year contract with a vendor to purchase biogas to power BVES’s gas-fueled 8.4 MW generation facility.  Applications were filed with the CPUC in June and July of 2010 for approval.

In February 2011, GSWC was notified that the landfill gas-generated energy contract with the LACSD could potentially be terminated should LACSD determine to shut down the landfill gas generator.  GSWC continues to work with LACSD to determine alternative resolutions.  GSWC has informed the CPUC of the potential termination for consideration of the renewable energy resource approvals and the flexible compliance requirements.

In November 2010, the contracted bioenergy vendor for the purchase of biogas advised GSWC that the biogas production will be suspended due to financial constraints.   As a result of the suspension, BVES has negotiated a Biogas Option Agreement instead with this vendor for the purchase of future production of biogas.  On February 10, 2011, the Biogas Option Agreement was provided to the DRA and the CPUC for approval.

Given the recent developments with the renewable energy vendors, BVES believes that it will not be subject to fines under the CPUC’s flexible compliance rules for not meeting interim targets.

Customer Information/Customer Relationship Management System (CIS/CRM)

In October 2008, GSWC filed an advice letter with the CPUC requesting authorization to enter into a contract with a vendor to provide implementation services for a new Customer Information/Customer Relationship Management System (CIS/CRM) and to expend funds in excess of the amount authorized previously by the CPUC in 2007.  The total costs of the project under the contract are estimated at $11.6 million, before overhead, of which $3.0 million are currently in rates.  In January 2009, the CPUC issued a resolution authorizing GSWC to move forward with the CIS/CRM system.  The resolution grants the request of GSWC to enter into a contract for the new CIS/CRM system.  The CPUC authorized GSWC to spend an additional $6.0 million above the $3.0 million currently in rates.  The CPUC also authorized GSWC to track the remaining $2.6 million in a memorandum account.  GSWC is authorized to request the recovery of these memorandum account costs in rates by filing an advice letter.  These costs currently are estimates and as of December 31, 2010, GSWC has incurred $11.6 million in costs including overhead, related to the CIS/CRM project.

Pension Costs Balancing Account

The CPUC authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  The two-way balancing account is interest bearing at the current 90-day commercial paper rate. Once this balancing account achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the account.  As of December 31, 2010, GSWC has included in other regulatory assets a $1.8 million under-collection in the two-way pension balancing account.

Catastrophic Event Memorandum Accounts

In January 2010, the City of Big Bear and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to some BVES customers.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  While service has been restored to BVES customers, costs are still being incurred to repair equipment affected by the storms.  In February 2010, GSWC informed the CPUC it will track these costs in a catastrophic event memorandum account (“CEMA”).  Once all work resulting from these storms is completed, GSWC intends to file an advice letter with the CPUC for recovery of these costs through a surcharge.  As of December 31, 2010, approximately $327,000 has been incurred as a result of the storms and has been included in the CEMA account.  We believe these incremental costs will be approved by the CPUC for recovery.

On November 19, 2010, GSWC issued a “Do Not Drink” water advisory to its customers in the Barstow service area notifying them that perchlorate had been detected in GSWC’s water supply.  On November 20, 2010, a state of emergency was issued by the Governor. One of GSWC’s wells in service in the service area showed perchlorate levels above the maximum contaminant level.  The contaminated well was shut down and the distribution system was flushed to remove contaminants in the distribution system.  GSWC provided customers with bottled water during the “Do Not Drink” water advisory period.  By November 24, 2010, the alert was lifted for all of GSWC’s Barstow area customers.  The incremental costs associated with handling the emergency (including the distribution of bottled water), remediation and clean-up efforts are being tracked in a CEMA account, GSWC expects to receive authorization from the CPUC to recover these costs, subject to a prudency review. As of December 31, 2010, GSWC has included approximately $553,000 in a CEMA account for this matter.  We believe these incremental costs will be approved by the CPUC for recovery.

Environmental Matters

The U.S. Environmental Protection Agency (“EPA”) regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The California Department of Public Health (“CDPH”), acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which we operate.

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

In 2010, the EPA announced that it intends to address contaminants in groups rather than one at a time. In January 2011, the EPA identified carcinogenic volatile organic compounds as the first group that the EPA plans to address.  In February, 2011, the EPA announced that it has decided to regulate perchlorate under the SDWA.

The Office of Environmental Health Hazard Assessment (“OEHHA”) of the State of California is responsible for developing Public Health Goals (“PHGs”) for contaminants.  The PHGs are not a set of enforceable standards.  However, once the PHGs for a contaminant are developed, CDPH is required by law to set the MCL for that contaminant based on the PHGs.  The MCL is required to be as close to the PHG as possible for that contaminant considering technologies and costs.  Recently, OEHHA has published PHGs for several contaminants that are significantly lower than the current state MCL for such contaminants, including perchlorate.  OEHHA also developed PHGs for several currently unregulated contaminants, including hexavalent chromium.

Matters Relating to GSWC’s Bay Point Water System

GSWC routinely monitors for the presence of drinking water contaminants, including total trihalomethanes (“TTHM”).  The TTHM samples taken in GSWC’s Bay Point water system in the first quarter of 2008 exceeded the MCL for TTHM.  Studies conducted by GSWC indicate that source water quality is the predominate factor in this situation. Water imported from the Sacramento-San Joaquin Delta experienced salt water intrusion and had high levels of organic compounds from agricultural drainage during the first quarter of 2008. These compounds form TTHM during the treatment process.   To remedy the situation, GSWC increased the purchase of chloraminated water from the Contra Costa Water District beginning in March 2008 and throughout 2008.  Chloramination is an accepted and widely used method to mitigate TTHM.  Water samples collected by GSWC in the second quarter of 2008, were below the MCL for TTHM.

GSWC has filed an advice letter with the CPUC to allow GSWC to establish a memorandum account to recover future additional costs associated with the purchase of chloraminated water for its Bay Point Water System and requesting authorization to implement corrective measures to address water quality problems in its Bay Point Water System.  On December 20, 2010, the CPUC issued its decision in GSWC’s Region 1 GRC, which deferred this issue to a separate decision.  GSWC expects a decision early in the second quarter of 2011 regarding this matter.

Matters Relating to GSWC’s Arden-Cordova Water System

In GSWC’s Arden-Cordova system, five wells prior to 2006 had previously been removed from service and destroyed due to contamination from perchlorate or trichloroethylene. During 2006, another three wells were destroyed that had been previously impacted from either perchlorate and/or nitrosodimethylamine (“NDMA”) contamination. GSWC has replaced the water supply for these wells. Five additional wells are currently out of service due to either perchlorate levels above the CDPH MCL of 6 parts per billion (“ppb”) or NDMA levels over the notification level of 10 parts per trillion (“ppt”). GSWC continues to monitor all of its active groundwater wells in the Arden-Cordova system for perchlorate and NDMA, along with other constituents.

Aerojet has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that contamination in GSWC’s Arden-Cordova service area is also related to the activities of Aerojet.

In 2000, GSWC filed suit against Aerojet for contamination of GSWC’s groundwater supply in its Arden-Cordova system. On October 12, 2004, GSWC and Aerojet reached a final settlement, relating to this contamination. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in the first quarter of 2004 and agreed to pay GSWC an additional $8 million over a period of five years commencing in December 2009, plus interest accruing from January 1, 2004. These payments, if made, will offset GSWC’s costs of utility plant and purchased water by $16 million and $735,000, respectively.  On December 23, 2010, GSWC received from Aerojet $2.5 million including interest as payment of the second annual installment under the terms of the 2004 settlement agreement. As of December 31, 2010, the unpaid portion of the note receivable is $6.1 million, comprised of $4.8 million in principal and $1.3 million in accrued interest.

In January 2010, Standard & Poor’s (“S&P”) upgraded the credit rating of GenCorp the parent of Aerojet, to B- from CCC+ with a stable outlook.  This is a non-investment grade rating assigned by S&P to companies whose financial situation varies.  On March 26, 2010, Moody’s Investor Services (“Moody’s) upgraded its corporate family rating from B3 to B2.  This is a non-investment grade rating assigned by Moody’s to obligations that are speculative and subject to high credit risk and of generally poor credit quality.  At this time, management believes that Aerojet will be able to fulfill its contractual obligations and has not provided a reserve for uncollectible amounts as of December 31, 2010.

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

Matters Relating to GSWC’s Norwalk Water System

Volatile Organic Compounds (“VOCs”) have been detected in eight wells in GSWC’s Norwalk Water System.  Seven of these wells are equipped with granular activated carbon filter treatment for VOC removal.  These wells are located within a Superfund site that the EPA has designated as the Omega Operable Unit 2.  EPA is currently working on a remediation project to clean up the VOC plume. Recent modeling data have shown that at least three GSWC wells, and potentially more, are impacted by the Omega plume.  EPA has requested permission to perform additional sampling from four GSWC wells in order to refine their model.  If it is determined that the Omega plume has impacted GSWC wells, GSWC will work closely with the EPA to ensure that their proposed remediation remedy will not negatively affect GSWC’s well production capabilities.

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

Matters Relating to Barstow Water System

On November 19, 2010, GSWC issued a “Do Not Drink” water advisory to its customers in the Barstow service area notifying them that perchlorate had been detected in GSWC’s water supply.  On November 20, 2010, a state of emergency was issued by the Governor. One of GSWC’s wells in service in the service area showed perchlorate levels above the maximum contaminant level.  The contaminated well was shut down and the distribution system was flushed to remove contaminants in the distribution system.  GSWC provided customers with bottled water during the “Do Not Drink” water advisory period.  By November 24, 2010, the alert was lifted for all of GSWC’s Barstow area customers.  The incremental costs associated with handling the emergency (including the distribution of bottled water), remediation and clean-up efforts are being tracked in a Catastrophic Event Memorandum (“CEMA”) Account and GSWC expects to receive authorization from the CPUC to recover these costs, subject to a prudency review.  As of December 31, 2010, GSWC has included in other regulatory assets $553,000 related to the Barstow CEMA account.

Matters Relating to Environmental Clean-Up

Chadron Plant:

GSWC removed a tank from the ground at its Chadron Plant site in July 1990, along with the dispenser and ancillary piping. As required at the time, a tank removal report was submitted to the Los Angeles Department of Public Works (“DPW”). At the request of DPW, soil samples were collected beneath the tank and the results indicated gasoline impacted soil in the northern portion of the former tank pit. Quarterly monitoring began in July 1994. Between July 1994 and November 1995, additional monitoring wells were installed and pilot remediation tests were conducted. A site assessment report was completed in April 1996.

In January 1998, a plan for the underground storage tank site remediation and closure was prepared. The remediation system plan was installed and became fully operational in 1998 with an estimated two years thereafter to obtain site closure. This plan was approved by the Los Angeles Regional Water Quality Control Board of the California Environmental Protection Agency (“LARWQCB”). In November 2002, the LARWQCB commented on the methodology selected for cleanup of dissolved contaminants in the groundwater. Data from operation of the technology implemented at the subject site for the past several years indicated that the technology did not work well. With the technology implemented no longer performing as expected, in 2006 an evaluation of the current remedial system was conducted to look for potential alternatives. This engineering evaluation was completed in April 2006 and was made based on currently available information from quarterly reports.

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

As of December 31, 2010, the total spent to clean-up and remediate GSWC’s plant facility is approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. In addition, GSWC also has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the additional costs of remediation will be approved in rate-base by the CPUC.

Ballona Plant:

During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”) located in GSWC’s Southwest customer service area where an abandoned water tank was demolished. All contaminated soil was removed and replaced with clean soil. The clean-up was completed during the first quarter of 2010.  The final Removal Action Completion Report (“RACR”) was submitted to the Site Mitigation Unit (“SMU”) on May 10, 2010.  The SMU reviewed the RACR and issued a no further action letter.  The letter states that the SMU concurs with the contents of the RACR, which states that the site contamination has been satisfactorily mitigated for the current use and no further action is required at the subject site. Clean-up costs incurred through December 31, 2010, totaled approximately $337,000.  Historically, the costs for this type of cleanup have been included in rate base for recovery.

Matters Relating to Military Privatization Contracts

Each of the Military Utility Privatization Subsidiaries is responsible for testing the water and wastewater systems on the military bases on which it operates in accordance with applicable law.

Each of the Military Utility Privatization Subsidiaries has the right to seek an equitable adjustment to its contract in the event that there are changes in environmental laws, a change in the quality of water used in providing water service or wastewater discharged by the U.S. government or contamination of the air or soil not caused by the fault or negligence of the Military Utility Privatization Subsidiary.  The U.S. government is responsible for environmental contaminant due to its fault or negligence and for environmental contamination that occurred prior to the execution of the contracts.

Security Issues

GSWC has implemented measures to increase security in accordance with a vulnerability assessment of its water systems and has upgraded its facilities to enhance the safety of water system operations.

GSWC periodically revises its Emergency Response Plan and periodically conducts operational security exercises for all of its water systems.   GSWC also considers advances in security technology and relevant industry developments in developing its capital improvement plans.   GSWC intends to seek approval of the CPUC to recover any additional costs that it incurs in enhancing the security of its water systems.

The Military Utility Privatization Subsidiaries operate facilities within the boundaries of secure military bases thereby limited access to the general public.  To further enhance security, certain upgrades are being completed at various military bases through contract modifications funded by the U.S. government.

Water Supply

GSWC’s Water Supply

During 2010, GSWC delivered over 70,658,000 hundred cubic feet (“ccf”) of water to its customers, which is about 444 acre-feet per average day.  (An acre-foot is about 326,000 gallons).  Approximately 65% came from groundwater production wells situated throughout GSWC’s service areas.  GSWC supplemented groundwater production with wholesale purchases from regional water suppliers (roughly 35% of total demand) and with authorized diversions from rivers (roughly 6%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”).  During 2009, GSWC supplied 77,800,000 ccf of water, approximately 55% of which was produced from groundwater sources, 40% was purchased from regional wholesalers, and the remainder was obtained from surface water diversions under contracts with the Bureau and SMUD.

Approximately 65% of GSWC’s water supply comes from its own groundwater production wells situated throughout its service areas.  GSWC purchases about 32% of its total demand from the Metropolitan Water District of Southern California (“MWD”) member agencies.  In light of restrictions on imported water supplies and drought conditions in southern California more fully described below, GSWC has been engaging in a comprehensive and on-going assessment of its water rights and groundwater storage assets.   In addition, GSWC aggressively pursues voluntary and mandatory conservation measures among its customers and has implemented customer education initiatives to help to deal with supply variability and the general scarcity of water supplies.

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

Imported Water

GSWC also manages a portfolio of water supply arrangements with water wholesalers to insure the reliability, quality and affordability of water.  For example, GSWC has contracts with various governmental entities (principally MWD’s member agencies) and other parties to purchase water for distribution to customers.  The MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts, and one county water authority.  GSWC has 58 connections to MWD’s water distribution facilities and those of member agencies.  GSWC purchases MWD water through six separate member agencies aggregating more that 75,000 acre-feet annually.  MWD’s principal sources of water are the Colorado River and the State Water Project (“SWP”) which conveys water from northern California.

To meet its water supply needs, GSWC has contracts with MWD member agencies, various governmental entities and other parties to purchase water or water rights for an aggregate amount of $54.0 million as of December 31, 2010. Included in this amount as of December 31, 2010, is $48.4 million for minimum purchases under take or pay contracts, based on current wholesale rates, over the next five years.  The wholesale rates are expected to increase over the term of the agreements.  The current contracts expire on an agreement-by-agreement basis between 2011 through 2013.  GSWC intends to renew these contracts as they expire.  The terms and conditions vary under each contract.  GSWC plans to purchase for its customers’ use at least the minimum water requirement under each of the respective contracts in order to supplement its own groundwater resources.  GSWC is also committed to purchase $2.2 million of groundwater production rights from the City of Claremont pursuant to a long-term lease which expires in 2028 with an option to renew for an additional ten years.  GSWC also has an aggregate of $3.4 million of other water purchase commitments with other third parties.

State Water Project

Water supplies available to the Metropolitan Water District of Southern California (“MWD”) through the State Water Project (“SWP”) vary from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its member agencies and their customers.

A key link in the SWP is the Sacramento/San Joaquin River Delta adjacent to the San Francisco Bay (“Delta”).  The fresh water pathway through the Delta is supported by earthen levees, and the reliability of those levees has been called into question based on assessments by various federal, state and local agencies.  In addition, many native fish species are in decline, resulting in restrictions on pumping through the Delta.  GSWC continues to participate in and monitor developments related to the Delta and efforts to craft a workable solution to the risks presented by reliance on the Delta for its southern California water supplies.

Legislation was approved in 2009 to address the overall needs of the Delta.  A key component of this legislation is bonds which must be approved by voters in California.  A bond initiative seeking approval of these bonds has been postponed until at least 2012.

Every year, DWR establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels and reservoir levels.  The percent allocation given to state contractors varies throughout the year depending upon weather and other factors.  In 2010, the SWP delivered 50% of contractor requests.  DWR initially estimated that it would be able to deliver of 5% of delivery requests in 2010.  In January 2011, DWR announced an increase in its projected 2011 deliveries to 60% of delivery requests.

Colorado River

On October 17, 2003, the Federal government, acting through the Bureau in its capacity as Colorado River watermaster, the State of California, and four Southern California water agencies, including MWD, reached an agreement, known as the Quantification Settlement Agreement (“QSA”).  The QSA allocates California’s annual 4.4 million acre-feet (“MAF”) share of the Colorado River among those agencies and provides the framework for accounting and transfers among them. Under the QSA, MWD will continue to have access to its base allotment of Colorado River water each year, as well as excess Colorado River water until October 2016, and up to 1.6 MAF of additional water that the Imperial Irrigation District proposes to conserve and sell to the state for use by MWD members.  The QSA has been subject to ongoing litigation.  A trial court has ruled that the QSA is invalid to the extent that it relies upon an unconditional appropriation from the State of California to fund environmental mitigation.  MWD and the other Southern California water agencies have appealed.  There is no expected disruption in water supplies while the case awaits resolution of the appeal.

Wholesale Water Supplier Responses

Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.  However, in light of pressure on all of its sources of imported water, MWD adopted a Water Supply Allocation Plan (“the Plan”) on February 12, 2008.  MWD implemented the Plan effective July 1, 2009, at a Level 3, requiring a regional reduction in delivery of 10%.  GSWC has implemented mandatory and voluntary actions in areas relying on MWD as a supply.  Increases in prices from wholesalers such as MWD flow through the modified cost balancing account for GSWC.

GSWC is closely monitoring developments and working with its water suppliers to safeguard the supply and evaluate potential emergency responses to prolonged reductions in imported supplies.

Agreement with Cadiz Inc.

In June 2010, GSWC signed an agreement with Cadiz Inc. to proceed with the Cadiz Water Conservation & Storage Project (“Cadiz Project”) and participate in the Cadiz Project’s environmental review. GSWC agreed to commit funds to the environmental review and has committed to the goal of a general “environmental benefit” for the operation of the project. Under the terms of the agreement, GSWC has the right to acquire an annual supply of 5,000 acre-feet of water at a pre-

determined formula once the environmental review is complete. In addition, GSWC has the option to acquire storage rights in the Cadiz Project to allow GSWC to manage the supply as part of its overall water supply portfolio. Cadiz Inc. is a publicly-held renewable resources company that owns 70 square miles of property with significant water resources and clean energy potential in eastern San Bernardino County, California.

CCWC’s Water Supply

CCWC obtains its water supply from two operating wells and from the Colorado River water delivered by the Central Arizona Project (“CAP”).   CCWC has been given a Municipal and Industrial (“M&I”) designation for purposes of determining priority for allocations of water from the CAP.  The first curtailment of CAP deliveries in the event of shortage would occur to non-Indian agricultural users.  Such users accounted for a third of CAP deliveries in 2004, creating a buffer for M&I users such as CCWC.  The priority for M&I users of CAP, such as CCWC, provides an improved outlook for CCWC supplies.  In addition to its supplies from the CAP, CCWC produces water from two operating wells.  The majority of CCWC’s water supply is obtained from its CAP allocation.  Well water is used for peaking capacity in excess of treatment plant capability, during treatment plant shutdown, and to keep the wells in optimal operating condition.

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

CCWC has a long-term water supply contract with the Central Arizona Conservation District (the “District”) through September 2033, and is entitled to take 8,909 acre-feet of water per year from CAP. In connection with this long-term water supply contract, CCWC pays an annual charge based on its full allocation regardless of the amount of water delivered.  The rate for such charge is set by the District and is subject to annual increases. Based on the District’s published new rate schedules, the estimated remaining commitment under this contract is $535,000 as of December 31, 2010.

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

Interest Rate Risk

A significant portion of Registrant’s capital structure is comprised of fixed-rate debt and some long-term variable rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2010, the fair value of Registrant’s long-term debt was $361.6 million, including CCWC. A hypothetical ten percent decrease in market interest rates would have resulted in a $20.0 million increase in the fair value of Registrant’s long-term debt.

Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are based on weekly market rates. At December 31, 2010, the weekly market rate was approximately 0.4%.  Based on $6.3 million of variable-rate debt outstanding as of December 31, 2010, a hypothetical one percent rise in interest rates would not result in a material impact to earnings.

At December 31, 2010, Registrant did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value.

The July 2009 decision in the GSWC cost of capital proceeding authorized an interest rate balancing account to track interest costs of new debt.  This balancing account tracks any difference between the forecast incremental cost of debt included in the cost of capital adopted and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision.

Commodity/Derivative Risk

Registrant is exposed to commodity price risk primarily relating to changes in the market price of electricity for BVES. To manage its exposure to energy price risk, during 2001 and 2002 GSWC entered into certain block-forward purchase power contracts that qualified as derivative instruments under the accounting guidance for derivatives.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark. The power purchased under these contracts was only used to service electric customers’ demand and GSWC did not and does not engage in trading of purchased power.  Certain of these contracts did qualify as an exception provided under the accounting guidance for derivatives for activities that were considered normal purchases and normal sales. These contracts have been reflected in the statements of income at the time of contract settlement. Contracts that did not qualify for the normal purchases and normal sales exception have been recognized at fair market value on the balance sheet as an asset or liability and an unrealized gain or loss against earnings.  On a monthly basis, the related asset or liability was adjusted to reflect the fair market value at the end of the month. As these contracts settled, the realized gains or losses were recorded in power purchased for resale, and the unrealized losses were reversed. As a result, GSWC recognized a pretax unrealized gain of $1.6 million for the year ended December 31, 2008.  The increases and decreases in energy prices throughout the terms of these contracts resulted in significant fluctuations to GSWC’s results of operations.  The market prices for energy used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications. The contracts entered into in 2001 and 2002 have all expired as of December 31, 2008.

In October 2008, GSWC executed a new purchased power contract that permits GSWC to purchase power at a fixed cost over three and five year terms depending on the amount of power and period during which the power will be purchased under the contract.  The new contract is also subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   GSWC began receiving power under this contract on January 1, 2009. In May 2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contract are deferred on a monthly basis into the non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract.  As of December 31, 2010, $6.9 million of cumulative unrealized losses have been included in this memorandum account.  Unrealized gains and losses on this account do not impact earnings.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2010	2009
Assets

Utility Plant, at cost
Regulated utility plant, at cost
Water	$1,108,205	$1,061,345
Electric	68,814	67,248
Total	1,177,019	1,128,593
Non utility property, at cost	5,795	4,510
Total utility plant, at cost	1,182,814	1,133,103
Less — accumulated depreciation	(378,055)	(354,123)
	804,759	778,980
Construction work in progress	50,197	43,047
Net utility plant	854,956	822,027

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	10,981	10,989
Total other property and investments	12,097	12,105

Current Assets
Cash and cash equivalents	4,197	1,557
Accounts receivable-customers, less allowance for doubtful accounts	17,507	16,193
Unbilled revenue	20,348	17,835
Receivable from U.S. government, less allowance for doubtful accounts	3,689	4,245
Other accounts receivable, less allowance for doubtful accounts	7,808	8,334
Income taxes receivable	12,342	4,159
Materials and supplies	2,161	1,895
Regulatory assets — current	34,152	12,267
Prepayments and other current assets	6,157	3,165
Costs and estimated earnings in excess of billings on uncompleted contracts	36,924	19,766
Deferred income taxes — current	8,816	5,307
Assets of discontinued operations (Note 19)	50,883	50,177
Total current assets	204,984	144,900

Regulatory and Other Assets
Regulatory assets	101,801	110,420
Other accounts receivable	3,777	5,717
Costs and estimated earnings in excess of billings on uncompleted contracts	5,824	7,933
Deferred income taxes	495	220
Other	8,101	9,971
Total regulatory and other assets	119,998	134,261
Total Assets	$1,192,035	$1,113,293

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2010	2009
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$377,541	$359,430
Long-term debt	299,839	300,221
Total capitalization	677,380	659,651

Current Liabilities
Notes payable to banks	60,900	17,400
Long-term debt — current	376	365
Accounts payable	36,155	33,746
Income taxes payable	2,277	72
Accrued employee expenses	8,084	7,262
Accrued interest	3,256	3,263
Regulatory liabilities — current	—	113
Deferred income taxes — current	88	—
Unrealized loss on purchased power contracts	6,850	7,338
Billings in excess of costs and estimated earnings on uncompleted contracts	16,808	6,315
Other	17,017	23,047
Liabilities of discontinued operations (Note 19)	27,031	27,006
Total current liabilities	178,842	125,927

Other Credits
Advances for construction	78,325	79,443
Contributions in aid of construction — net	95,460	91,519
Deferred income taxes	101,917	94,341
Unamortized investment tax credits	2,063	2,154
Accrued pension and other post-retirement benefits	42,152	40,158
Billings in excess of costs and estimated earnings on uncompleted contracts	8,618	11,580
Other	7,278	8,520
Total other credits	335,813	327,715

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,192,035	$1,113,293

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2010	2009
Common Shareholders’ Equity:
Common Shares, no par value, no stated value:
Authorized: 30,000,000 shares
Outstanding: 18,630,846 shares in 2010 and 18,532,321 shares in 2009	$227,385	$223,066
Earnings reinvested in the business	150,156	136,364
	377,541	359,430

Long-Term Debt (All are of GSWC)
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,785	7,835
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,617	4,685
Other Debt Instruments:
8.50% fixed rate obligation due 2012	346	541
Variable Rate Obligation due 2018	268	303
Capital lease obligations	99	122
	300,215	300,586
Less: Current maturities	(376)	(365)
	299,839	300,221
Total Capitalization	$677,380	$659,651

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Operating Revenues
Water	$290,781	$265,197	$240,464
Electric	35,801	28,922	28,424
Contracted services	72,360	59,132	42,358
Total operating revenues	398,942	353,251	311,246

Operating Expenses
Water purchased	46,865	44,973	45,815
Power purchased for pumping	9,113	9,658	9,819
Groundwater production assessment	11,473	11,563	10,623
Power purchased for resale	13,078	12,853	13,616
Unrealized gain on purchased power contracts	—	—	(1,554)
Supply cost balancing accounts	20,622	12,434	(387)
Other operation expenses	29,184	28,808	29,491
Administrative and general expenses	87,135	69,051	61,465
Depreciation and amortization	37,405	31,531	29,510
Maintenance	18,149	17,012	15,964
Property and other taxes	14,165	12,824	12,074
Construction expenses	38,577	33,717	23,872
Net gain on sale of property	(643)	(15)	—
Total operating expenses	325,123	284,409	250,308

Operating Income	73,819	68,842	60,938

Other Income and Expenses
Interest expense	(21,636)	(21,899)	(20,877)
Interest income	2,406	911	1,832
Other	(463)	221	70
Total other income and expenses	(19,693)	(20,767)	(18,975)

Income from continuing operations before income tax expense	54,126	48,075	41,963
Income tax expense	23,035	18,701	15,967
Income from continuing operations	31,091	29,374	25,996

Income (loss) from discontinued operations, net of tax	2,106	157	(3,991)

Net Income	$33,197	$29,531	$22,005

Basic Earnings Per Common Share
Income from continuing operations	$1.67	$1.62	$1.50
Income (loss) from discontinued operations, net of tax	0.11	0.01	(0.23)
Net Income	$1.78	$1.63	$1.27

Fully Diluted Earnings Per Share
Income from continuing operations	$1.66	$1.61	$1.49
Income (loss) from discontinued operations, net of tax	0.11	0.01	(0.23)
Net Income	$1.77	$1.62	$1.26

Weighted Average Number of Shares Outstanding	18,585	18,052	17,262
Weighted Average Number of Diluted Shares	18,736	18,188	17,394

Dividends Declared Per Common Share	$1.04	$1.01	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES

IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2007	17,231	$181,796	$120,333	$302,129
Add:
Net income			22,005	22,005
Issuance of Common Shares	42	1,173		1,173
Exercise of stock options	28	690		690
Tax benefit from employee stock options		150		150
Compensation on stock-based awards		1,613		1,613
Dividend equivalent rights on stock-based awards not paid in cash		77		77
Deduct:
Dividends on Common Shares			17,257	17,257
Dividend equivalent rights on stock based awards, net of tax effect			77	77

Balances at December 31, 2008	17,301	185,499	125,004	310,503
Add:
Net income			29,531	29,531
Issuance of Common Shares	1,218	35,797		35,797
Exercise of stock options	13	309		309
Tax benefit from employee stock options		80		80
Compensation on stock-based awards		1,308		1,308
Dividend equivalent rights on stock-based awards not paid in cash		73		73
Deduct:
Dividends on Common Shares			18,098	18,098
Dividend equivalent rights on stock based awards, net of tax effect			73	73

Balances at December 31, 2009	18,532	223,066	136,364	359,430
Add:
Net income			33,197	33,197
Issuance of Common Shares	68	1,838		1,838
Exercise of stock options	31	857		857
Tax benefit from employee stock options		111		111
Compensation on stock-based awards		1,434		1,434
Dividend equivalent rights on stock-based awards not paid in cash		79		79
Deduct:
Dividends on Common Shares			19,326	19,326
Dividend equivalent rights on stock based awards, net of tax effect			79	79

Balances at December 31, 2010	18,631	$227,385	$150,156	$377,541

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$33,197	$29,531	$22,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,167	33,557	31,562
Net gain on sale of property	(643)	(15)	—
Provision for doubtful accounts	1,069	1,012	885
Deferred income taxes and investment tax credits	6,689	7,583	1,957
Unrealized gain on purchased power contracts	—	—	(1,554)
Equity loss (earnings) from investment	612	(111)	(71)
Stock-based compensation expense	1,482	1,333	1,499
Impairment and other charges	16,634	—	—
Loss on settlement for removal of wells	—	760	—
Goodwill impairment charge	—	—	7,700
Other — net	6	1,237	522
Changes in assets and liabilities:
Accounts receivable — customers	(2,230)	(3,308)	884
Unbilled revenue	(2,509)	(241)	(1,923)
Other accounts receivable	2,345	367	(786)
Receivables from the U.S. government	556	3,849	(372)
Materials and supplies	(267)	209	(533)
Prepayments and other current assets	(1,193)	(405)	(185)
Regulatory assets - supply cost balancing accounts	20,622	12,434	(387)
Other assets (including other regulatory assets)	(42,045)	(19,684)	(737)
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,049)	(8,966)	(12,607)
Accounts payable	3,154	(529)	7,532
Income taxes receivable/payable	(2,678)	(3,566)	(890)
Billings in excess of costs and estimated earnings on uncompleted contracts	7,531	5,935	7,282
Accrued pension and other post-retirement benefits	(542)	1,029	687
Other liabilities	(11,144)	10,583	(324)
Net cash provided	53,764	72,594	62,146

Cash Flows From Investing Activities:
Capital expenditures	(79,050)	(77,459)	(77,018)
Business acquisition	—	—	(2,298)
Proceeds from sale of property	820	16	—
Net cash used	(78,230)	(77,443)	(79,316)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	1,838	35,797	1,173
Proceeds from stock option exercises	857	309	690
Tax benefits from exercise of stock-based awards	111	80	150
Receipt of advances for and contributions in aid of construction	6,069	3,450	4,892
Refunds on advances for construction	(3,837)	(3,876)	(3,603)
Retirement or repayments of long-term debt	(701)	(611)	(663)
Proceeds from issuance of long-term debt, net of issuance costs	—	39,750	—
Net change in notes payable to banks	43,500	(57,300)	37,500
Dividends paid	(19,326)	(18,098)	(17,257)
Other	(236)	(250)	(127)
Net cash provided (used)	28,275	(749)	22,755
Net increase (decrease) in cash and cash equivalents	3,809	(5,598)	5,585
Cash and cash equivalents, beginning of year	1,685	7,283	1,698
Cash and cash equivalents, end of year	5,494	1,685	7,283
Less cash and cash equivalents of discontinued operations	1,297	128	213
Cash and cash equivalents of continuing operations	$4,197	$1,557	$7,070

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2010	2009
Assets

Utility Plant, at cost
Water	$1,108,205	$1,061,345
Electric	68,814	67,248
	1,177,019	1,128,593
Less — accumulated depreciation	(375,740)	(352,574)
	801,279	776,019
Construction work in progress	50,088	43,025
Net utility plant	851,367	819,044

Other Property and Investments	8,899	8,738
	8,899	8,738
Current Assets
Cash and cash equivalents	1,541	1,096
Accounts receivable-customers, less allowance for doubtful accounts	17,507	16,193
Unbilled revenue	20,348	17,835
Inter-company receivable	2,057	372
Other accounts receivable, less allowance for doubtful accounts	6,174	8,044
Income taxes receivable from Parent	7,421	2,496
Materials and supplies	1,779	1,679
Regulatory assets — current	34,152	12,267
Prepayments and other current assets	5,695	3,144
Deferred income taxes — current	7,814	5,146
Total current assets	104,488	68,272

Regulatory and Other Assets
Regulatory assets	101,801	110,420
Other accounts receivable	3,777	5,717
Other	8,146	9,654
Total regulatory and other assets	113,724	125,791
Total Assets	$1,078,478	$1,021,845

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2010	2009
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$358,295	$331,530
Long-term debt	299,839	300,221
Total capitalization	658,134	631,751

Current Liabilities
Long-term debt — current	376	365
Accounts payable	25,463	26,829
Inter-company payable	34,575	7,551
Accrued employee expenses	7,212	6,338
Accrued interest	3,251	3,256
Regulatory liabilities — current	—	113
Unrealized loss on purchased power contracts	6,850	7,338
Other	16,032	22,136
Total current liabilities	93,759	73,926

Other Credits
Advances for construction	78,325	79,443
Contributions in aid of construction — net	95,460	91,519
Deferred income taxes	101,474	94,418
Unamortized investment tax credits	2,063	2,154
Accrued pension and other post-retirement benefits	42,152	40,158
Other	7,111	8,476
Total other credits	326,585	316,168

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,078,478	$1,021,845

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2010	2009
Common Shareholder’s Equity:
Common shares, no par value, Outstanding: 142 shares in 2010 and 134 shares in 2009	$217,149	$195,821
Earnings reinvested in the business	141,146	135,709
	358,295	331,530

Long-Term Debt
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	22,000	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,785	7,835
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,617	4,685
Other Debt Instruments:
8.50% fixed rate obligation due 2012	346	541
Variable rate obligation due 2018	268	303
Capital lease obligations	99	122
	300,215	300,586
Less: Current maturities	(376)	(365)
	299,839	300,221
Total Capitalization	$658,134	$631,751

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2010	2009	2008
Operating Revenues
Water	$290,781	$265,197	$240,464
Electric	35,801	28,922	28,424
Total operating revenues	326,582	294,119	268,888

Operating Expenses
Water purchased	46,865	44,972	45,815
Power purchased for pumping	9,113	9,657	9,818
Groundwater production assessment	11,473	11,563	10,623
Power purchased for resale	13,078	12,853	13,616
Unrealized gain on purchased power contracts	—	—	(1,554)
Supply cost balancing accounts	20,622	12,434	(387)
Other operation expenses	25,501	25,296	24,781
Administrative and general expenses	71,671	57,120	49,897
Depreciation and amortization	36,600	30,867	28,997
Maintenance	15,840	14,318	13,431
Property and other taxes	12,658	11,568	10,933
Net gain on sale of property	(640)	(15)	—
Total operating expenses	262,781	230,633	205,970

Operating Income	63,801	63,486	62,918

Other Income and Expenses
Interest expense	(21,215)	(21,398)	(19,651)
Interest income	1,914	898	1,774
Other	(307)	196	53
Total other income and expenses	(19,608)	(20,304)	(17,824)

Income from operations before income tax expense	44,193	43,182	45,094

Income tax expense	19,083	17,809	17,275

Net Income	$25,110	$25,373	$27,819

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CHANGES IN

COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total

Balances at December 31, 2007	122	$163,180	$115,261	$278,441
Add:
Net income			27,819	27,819
Issuance of Common Shares to Parent	12	30,000		30,000
Tax benefit from employee stock options		149		149
Compensation on stock based awards		1,324		1,324
Dividend equivalent rights on stock-based awards not paid in cash		75		75
Deduct:
Dividends on Common Shares			13,200	13,200
Dividend equivalent rights on stock-based awards, net of tax effect			75	75
Balances at December 31, 2008	134	194,728	129,805	324,533
Add:
Net income			25,373	25,373
Tax benefit from employee stock options		79		79
Compensation on stock based awards		945		945
Dividend equivalent rights on stock-based awards not paid in cash		69		69
Deduct:
Dividends on Common Shares			19,400	19,400
Dividend equivalent rights on stock-based awards, net of tax effect			69	69
Balances at December 31, 2009	134	195,821	135,709	331,530
Add:
Net income			25,110	25,110
Issuance of Common Shares to Parent	8	20,000		20,000
Tax benefit from employee stock options		107		107
Compensation on stock based awards		1,148		1,148
Dividend equivalent rights on stock-based awards not paid in cash		73		73
Deduct:
Dividends on Common Shares			19,600	19,600
Dividend equivalent rights on stock-based awards, net of tax effect			73	73
Balances at December 31, 2010	142	$217,149	$141,146	$358,295

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$25,110	$25,373	$27,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,600	30,867	28,997
Net gain on sale of property	(640)	(15)	—
Provision for doubtful accounts	1,041	977	1,021
Deferred income taxes and investment tax credits	6,688	7,994	4,696
Unrealized gain on purchased power contracts	—	—	(1,554)
Impairment and other charges	16,634	—	—
Equity loss (earnings) from investment	455	(87)	(53)
Stock-based compensation expense	1,139	946	1,199
Other — net	(200)	741	478
Changes in assets and liabilities:
Accounts receivable — customers	(2,209)	(3,201)	899
Unbilled revenue	(2,513)	(194)	(1,940)
Other accounts receivable	3,664	(1,246)	255
Materials and supplies	(100)	(136)	19
Prepayments and other assets	(757)	(430)	(119)
Regulatory assets - supply cost balancing accounts	20,622	12,434	(387)
Other assets (including other regulatory assets)	(42,023)	(19,739)	(538)
Accounts payable	(683)	2,722	1,819
Inter-company receivable/payable	(75)	(304)	304
Income taxes receivable/payable from/to Parent	(2,001)	(5,290)	325
Accrued pension and other post-retirement benefits	(542)	1,029	687
Other liabilities	(11,205)	10,388	(822)
Net cash provided	49,005	62,829	63,105

Cash Flows From Investing Activities:
Capital expenditures	(76,964)	(74,571)	(73,092)
Proceeds from sale of property	817	16	—
Net cash used	(76,147)	(74,555)	(73,092)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	39,750	—
Tax benefits from exercise of stock-based awards	107	79	149
Proceeds from issuance of Common Shares to Parent	20,000	—	30,000
Receipt of advances for and contributions in aid of construction	5,944	3,346	4,550
Refunds on advances for construction	(3,712)	(3,639)	(3,220)
Repayments of long-term debt	(371)	(301)	(363)
Net change in inter-company borrowings	25,400	(10,600)	(5,390)
Common dividends paid	(19,600)	(19,400)	(13,200)
Other	(181)	(225)	(116)
Net cash provided	27,587	9,010	12,410

Net increase (decrease) in cash and cash equivalents	445	(2,716)	2,423

Cash and cash equivalents, beginning of year	1,096	3,812	1,389

Cash and cash equivalents, end of year	$1,541	$1,096	$3,812

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Chaparral City Water Company (“CCWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  AWR and its subsidiaries may be collectively referred to herein as “Registrant” or “the Company”.  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.”

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

CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of approximately $35.0 million, including the assumption of approximately $6.0 million of long-term debt as more fully described in Note 19.  The purchase price is subject to certain adjustments for changes in retained earnings.

ASUS performs water and/or wastewater services and operations on a contract basis. Through its wholly-owned subsidiaries, ASUS has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances, changes in laws and regulations and changes in wages and fringe benefits to the extent provided in each of the contracts. There is no direct regulatory oversight by either the CPUC or the ACC of the contracted services provided by ASUS or any of its wholly owned subsidiaries.  AWR’s assets, revenues and operations are primarily those of GSWC.

Basis of Presentation:  The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior period amounts have been reclassified to conform to the 2010 financial statement presentation related to discontinued operations described in Note 19.

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

Related Party Transactions:  AWR’s subsidiaries provide and receive various services to and from their parent, AWR, and among themselves.  In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of its operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of December 31, 2010 and 2009. The interest rate charged to GSWC is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed allocation factors. AWR owns all of the outstanding common stock of GSWC, CCWC and ASUS.  ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries.

In May 2010, the Board of Directors approved the issuance of eight additional GSWC Common Shares to AWR for $20.0 million.  Proceeds from the issuance were used to pay down GSWC’s intercompany borrowings due to AWR.

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

Under such accounting guidance, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2010 and 2009.

Property and Depreciation: GSWC and CCWC capitalize, as utility plant, the cost of additions, betterments and replacements of retired units. Such cost includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable accumulated depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the regulator, is recorded as an acquisition adjustment within utility plant. At December 31, 2010, utility plant includes a net credit acquisition adjustment of $8.8 million for GSWC, which is generally being amortized over approximately 30 years as permitted by the CPUC. Amortization of the acquisition adjustments totaled $374,000 for each of the three years ended December 31, 2010.

Depreciation is computed on the straight-line, remaining-life basis, based on depreciable plant as of the beginning of each year in accordance with the applicable ratemaking process. The aggregate provisions for depreciation for GSWC’s water distribution unit approximated 3.8% for 2010 and 3.4% for 2009 and 2008, and approximately 3.7% for its electric unit for the years 2010, 2009 and 2008. The aggregate provision for depreciation for CCWC was approximately 3.9% for 2010 and 3.8% for 2009 and 2008. Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs, including cost of removal, are charged to the accumulated provision for depreciation.  Property owned and depreciation recorded by ASUS and its subsidiaries are not material to Registrant’s financial statements.

Estimated useful lives of GSWC’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 55 years
Generation	40 years
Other plant	7 years to 40 years

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC and ACC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.   During the year ended December 31, 2010, an impairment loss was recorded in operating expenses as a result of the disallowance of certain capital costs by the CPUC as more fully discussed in Note 2.  For the years ended December 31, 2009 and 2008, no impairment losses were recorded.

Goodwill:  At December 31, 2010, Registrant had approximately $1.1 million of goodwill included in “Other Property and Investments.”  The $1.1 million of the goodwill arose from ASUS’s 2008 acquisition of a subcontractor’s business.

In accordance with the accounting guidance for goodwill and other intangibles, goodwill is tested for impairment at least annually and more frequently if circumstances indicate that it may be impaired. Registrant performs its test for the impairment of goodwill as of December 31 each year.  Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. Registrant uses the terminal multiple valuation method in estimating fair value which assumes a business will be sold at the end of the projection period at a specific terminal multiple.  Earnings and discounted cash flows were developed from Registrant’s internal forecasts.  Additionally, management must make an estimate of a weighted average cost of capital to be used as a discount rate, which takes into account certain risk and size premiums, long-term bond yields, and the capital structure of the industry. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the impairment model, which could significantly change the amount of any impairment ultimately recorded.

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

The current impairment analysis performed for 2010 did not indicate impairment had occurred for the current amount of $1.1 million in goodwill for ASUS.

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. Cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on historical write-off experience and the aging of account balances. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required. Other accounts receivable consist of amounts due from third parties (non-customers) for various reasons including amounts due from contractors, amounts due under settlement agreements, and amounts due from the U.S. government pursuant to contracts or modifications thereto to operate and maintain, and provide construction services for the water and/or wastewater systems at military bases. The allowance for these other accounts receivable is based on Registrant’s evaluation of the receivable portfolio under current conditions and a review of specific problems and such other factors that, in Registrant’s judgment, should be considered in estimating losses.  Allowances for doubtful accounts are more fully disclosed in Note 17.

Materials and Supplies: Materials and supplies are stated at the lower of cost or market. Cost is computed using average cost.

Interest: Interest incurred during the construction of capital assets is generally not capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  However, in December 2010 as part of the final decision on the Region I general rate case, the CPUC authorized approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. The advice letter projects are expected to be done over a two year period.

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

Other Operating Revenues:  Revenues from contract operations and maintenance agreements are recognized when services have been rendered to the customers under such agreements. Revenues from firm, fixed-price construction contracts are recognized based on the percentage-of-completion method of accounting.  In accordance with GAAP, revenue recognition under the percentage-of-completion method requires us to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or in terms of results achieved (such as units constructed).   We have consistently applied these approaches of measuring progress on each of our firm, fixed-price construction projects.  These approaches are used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Construction costs include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The factors considered in including such costs in revenues and expenses are that ASUS and/or its subsidiaries: (i) are the primary obligor in these arrangements with the U.S. government; (ii) have latitude in establishing pricing; and (iii) bear credit risk in the collection of receivables from the U.S. government.  Administrative and general costs are charged to expense as incurred. Precontract costs are generally expensed unless it is probable that we will be awarded the specific anticipated contract, in which case ASUS defers such costs.  Capitalized precontract costs have been immaterial to date.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by the utility subsidiaries. Rates available to the utility subsidiaries at December 31, 2010 and 2009 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2010		2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$300,215	$356,005	$300,586	$335,217
	$300,215	$356,005	$300,586	$335,217

Stock Options: AWR has two stock incentive plans for employees, the 2000 Stock Incentive Plan, or 2000 Employee Plan, and the 2008 Stock Incentive Plan, or 2008 Employee Plan, and a stock incentive plan for directors, the 2003 Non-Employee Directors Stock Plan, or 2003 Directors Plan, which are described more fully in Note 12.  Registrant applies the provisions in the accounting guidance for share-based payments in accounting for all of its stock-based awards. See Note 12 for further discussion.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $3.3 million, $2.9 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of ASUS’s ability to be reimbursed by the U.S. government under its 50-year contracts to operate and maintain the water and/or wastewater systems at military basis.  The non-income tax assessments are accounted for on a gross basis and totaled $890,000, $726,000 and $715,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements:  In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred assets. Generally accepted accounting principles no longer include the concept of a qualifying special purpose entity.  The revised guidance also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This revised guidance was effective for Registrant beginning January 1, 2010 and did not have any impact on Registrant’s consolidated results of operations, financial position or cash flows.

In June 2009, the FASB amended the guidance on consolidation for variable interest entities. The new guidance requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity.  This guidance also amends how to determine whether an entity is a variable interest entity. A company must now disclose how its involvement with a variable interest entity affects the company’s financial statements and disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. This guidance was effective for the Registrant beginning January 1, 2010 and did not have any impact on the Registrant’s consolidated results of operations, financial position or cash flows.

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

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At December 31, 2010, Registrant had approximately $36.2 million of regulatory assets not accruing carrying costs. Of this amount, $30.4 million relates to the underfunded positions of the pension and other post-retirement obligations, $4.3 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense, and $6.9 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contracts over the life of the contract. The remainder relates to other items that do not provide for or incur carrying costs. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2010	2009
GSWC
Electric supply cost balancing account	$10,305	$13,111
Water supply cost balancing accounts	3,374	4,717
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	30,890	21,168
Base Revenue Requirement Adjustment Mechanism	1,889	106
Water Conservation Memorandum Account	1,435	1,985
Costs deferred for future recovery on Aerojet case	18,309	19,676
Pensions and other post-retirement obligations	30,369	27,833
Derivative unrealized loss (Note 4)	6,850	7,338
Flow-through taxes, net (Note 10)	4,270	6,661
Electric transmission line abandonment costs	2,638	2,828
Asset retirement obligations	2,711	3,826
Low income rate assistance balancing accounts	4,657	4,764
General rate case memorandum accounts	20,404	1,451
Santa Maria adjudication memorandum accounts	3,737	3,895
Other regulatory assets, net	8,576	5,021
Various refunds to customers	(14,461)	(1,806)
Total	$135,953	$122,574

Supply Cost Balancing Accounts:

Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $10.3 million at December 31, 2010.  This balance is comprised of $6.0 million for changes in purchased energy and power system delivery costs including interest, further discussed below.  The remaining $4.3 million in the electric supply cost balancing account relates to the tariff charged to GSWC by Southern California Edison (“Edison”) for the abandonment of a transmission line upgrade, also discussed below.

Changes in purchased energy and power system delivery costs as compared to authorized rates have impacted the electric supply cost balancing account by $6.0 million as of December 31, 2010. The purchased energy costs that are recorded in the supply cost balancing account are subject to a price cap by terms of a 2001 settlement which was subsequently approved in a CPUC decision. The BVES division of GSWC is allowed to include its actual recorded purchased energy costs up to a weighted annual average cost of $77 per megawatt-hour (“MWh”) in its electric supply cost balancing account.  BVES began receiving power under a new purchased power contract on January 1, 2009.   The main product under the new contract provides for 13 MWs of electric energy at a fixed price of $67.85 per MWh during 2010 as compared to $63.75 per MWh during 2009.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the years ended December 31, 2010, 2009 or 2008.

Charges to GSWC by Edison associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is approximately $38,000 per month.  The incremental costs of $4.3 million at December 31, 2010 not included in rates have been included in the balancing account at December 31, 2010 for subsequent recovery from customers, subject to CPUC approval.

The power system delivery costs are not subject to the $77 per MWh price cap referenced above.  Other components, such as interest accrued on the cumulative under-collected balance and power lost during transmission, also affect the balance of the electric supply cost balancing account.

The CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour through August 2011, to enable GSWC to recover an under-collection of approximately $23.1 million at the end of 2001 which had been incurred during the energy crisis in late 2000 and 2001.  As a result of the surcharge, the $23.1 million under-collection incurred during the energy crisis in late 2000 and 2001 has now been fully recovered.  This surcharge will continue to decrease the electric supply cost balancing account through August 2011.  In December 2010, GSWC filed an advice letter with the CPUC seeking to extend the 2.2¢ surcharge through December 2012.

For the years ended December 31, 2010, 2009 and 2008, the under-collection decreased by approximately $2.8 million, $3.0 million and $2.2 million, respectively.

Water Supply Cost Balancing Accounts— Prior to the implementation of the Modified Cost Balancing Account (“MCBA”) further discussed below, Registrant maintained water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  These supply cost balancing accounts tracked differences between the current cost for supply items (water, power and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occurred when the current cost exceeded the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occurred when the current cost of these items were less than the amount in rates.  Typically, under-collections or over-collections, when they occur, were tracked in the supply cost balancing accounts for future recovery through a surcharge (in the event of an under-collection) or refund through a surcredit (in the event of an over-collection) on customers’ bills.  Registrant accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper.  Registrant does not maintain a supply cost balancing account for CCWC.

As of December 31, 2010, there is approximately $3.4 million net under-collection in the water supply cost balancing accounts.  Of this amount, approximately $2.1 million relates to GSWC’s Region I customer service area.  The remaining $1.3 million net under-collection relates primarily to GSWC’s Region III.  Currently, there is a surcharge in place to recover Region I’s under-collections. In March 2011, GSWC filed for recovery of its 2010 WRAM balances, net of MCBA and remaining supply cost balancing accounts in Regions II and III. Management believes that it is probable that the CPUC will permit GSWC to continue recovering in rates the net under-collections in supply costs.

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

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate. Under the current CPUC decision, when the net amount at the end of the calendar year for Regions II, III or any of the Region I ratemaking areas achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the accounts.  In March 2011, GSWC filed for recovery of its 2010 WRAM and MCBA balances.  Based on CPUC guidelines, recovery periods relating to the 2010 balances will range between 12 and 36 months.  In September 2010, GSWC, along with other California water utilities, filed an application with the CPUC to modify the recovery period of the WRAM and MCBA accounts to 24 months or less.  A decision on this application is expected in 2011.

In March 2010, surcharges were put in place to recover $18.3 million of amounts accumulated, as of December 31, 2009, in Regions II and III’s WRAM, net of MCBA and supply cost balancing accounts.  In April and May 2010, surcharges were implemented for recovery of $2.1 million of the Region I WRAM accounts, net of the MCBA.  For the year ended December 31, 2010, approximately $6.2 million, respectively of surcharges were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA balancing accounts.  Going forward, GSWC will seek recovery of its WRAM, net of MCBA, on an annual basis.  As of December 31, 2010, GSWC has a net aggregated regulatory asset of $30.9 million which is comprised of a $49.9 million under-collection in the WRAM accounts and $19.0 million over-collection in the MCBA accounts.

Base Revenue Requirement Adjustment Mechanism (“BRRAM”):

Effective November 2, 2009, with the adoption of the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) account GSWC began recording the difference between what is billed to its electric customers and that which is authorized by the CPUC.  The variance between adopted electric revenue and actual billed revenue is recorded as a component of electric revenue with an offsetting entry to a current asset or liability balancing account.  The variance amount may be positive or negative and represents amounts that will be billed or refunded to electric customers in the future and is interest bearing at the current 90-day commercial paper rate.  When the amount of the under or over collection is equal to or greater than 5 percent of the revenue requirement established for the previous twelve months, GSWC intends to seek approval from the CPUC to refund or collect the balance in the account.  As of December 31, 2010, GSWC has a regulatory asset of $1.9 million related to the BRRAM. GSWC intends to file an advice letter with the CPUC for recovery of the balance as of December 31, 2010 within 24 months or less.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  Rate surcharges generating approximately $911,000, $990,000 and $1.1 million were billed to customers during the years ended December 31, 2010, 2009 and 2008, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision.  Pursuant to the decision, additional interest of approximately $44,000, $53,000 and $445,000 was added to the Aerojet litigation memorandum account during the years ended December 31, 2010, 2009 and 2008, respectively.

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

It is management’s intention to offset certain proceeds from the housing development by Aerojet in the Westborough areas, pursuant to the settlement agreement, against the balance in this litigation memorandum account.  At this time, management believes the full balance of the Aerojet litigation memorandum account will be collected either from customers or Aerojet.

Pensions and Other Postretirement Obligations:

A regulatory asset has been recorded at December 31, 2010 and 2009 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other postretirement benefit plans because the cost of these plans have historically been recovered through rates.  As more fully discussed in Note 11, as of December 31, 2010, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $30.4 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.

On November 19, 2010, the CPUC issued a final decision on the Region II, Region III and general office rate case.  Among other things, the decision authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  The two-way balancing account is interest bearing at the current 90-day commercial paper rate. Once this balancing account achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the account.  As of December 31, 2010, GSWC has included a $1.8 million under-collection in the two-way pension balancing account.

Electric Transmission Line Abandonment Costs:

The ability of GSWC to deliver purchased power to customers in its BVES customer service area is limited by the ability of the transmission facilities owned by Edison to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. In March 2004, GSWC and Edison agreed to settle this suit. Under the terms of the settlement agreement, GSWC agreed to pay a $5.0 million project abandonment fee to Edison. Edison filed an application with the FERC for approval to treat the entire $5.0 million settlement payment as an abandoned project cost to be included in Edison’s wholesale tariff charged to GSWC. A liability to Edison with a corresponding regulatory asset of $5.0 million was established at the time of settlement.

GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of approximately $38,000 to be included in Edison’s monthly tariff, discussed previously. Since the tariff was approved by the FERC, the $1.4 million lump sum payment was recorded in the electric supply cost balancing account, which decreased this regulatory asset balance. In addition, monthly payments of approximately $38,000 per month made to Edison during the years ended December 31, 2010, 2009 and 2008, as discussed previously, have also been included in the electric supply cost balancing account, the principal of which would also decrease the regulatory asset account.  Management believes that it is probable that the CPUC will permit GSWC to recover the rates authorized by and on file with FERC in connection with the Edison settlement.

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

Low Income Balancing Accounts:

This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s Regions and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a 15% discount for qualified low-income water customers and 20% for electric customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper. In June 2010, the CPUC approved the recovery of $2.7 million in Region II’s low income balancing account and $2.4 million in Region III’s low income balancing account over a 12-month period.  During 2008, GSWC also implemented a low income rate program in Region I.  As of December 31, 2010, there is an aggregate $4.7 million under-collection in the low income balancing accounts.

General Rate Case Memorandum Accounts:

The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications.  As of December 31, 2010, there is an aggregate $20.4 million in the general rate case memorandum accounts.  Of this amount, $19.5 million relates to the final decision issued by the CPUC in November 2010 on the Region II, Region III and general office rate case for rates in year 2010, 2011 and 2012. Due to delays in issuing a decision on this rate case, interim rates for Region II and Region III were established and effective January 1, 2010.  The final decision approved rate increases retroactive to January 1, 2010.  Accordingly, in November 2010 GSWC recorded a $19.5 million regulatory asset representing the difference between interim rates and the final rates authorized by the CPUC. Effective January 1, 2011, a twenty-four month surcharge is in effect to collect the $19.5 million retroactive portion of the revenue increase.

The remaining balance of approximately $900,000 in the general rate case memorandum accounts represents other retroactive revenues currently being recovered in rates related to various other rate case proceedings.

Santa Maria Adjudication Memorandum Accounts:

GSWC has incurred costs of approximately $7.2 million as of December 31, 2010, including legal and expert witness fees, in defending its rights to the groundwater supply in the Santa Maria Basin for use by its customers in Santa Barbara and San Luis Obispo Counties. Such costs had been recorded in utility plant for future rate recovery.  Approximately $5.5 million of these costs had been incurred as of December 31, 2005.  In May 2007, the CPUC authorized GSWC to place $2.7 million of these costs in rate base and to establish a memorandum account and amortize with interest the additional $2.8 million of these costs.   GSWC implemented a rate surcharge in the third quarter of 2007 to recover these costs.  Rate surcharges generating approximately $276,000, $309,000 and $325,000 were billed to customers during the years ended December 31, 2010, 2009 and 2008, respectively.

All litigation costs, including interest that has been incurred since December 31, 2005 totaling approximately $1.7 million, have also been included in the memorandum account, subject to a reasonableness review by the CPUC in a subsequent proceeding.  As part of its Region I general rate case filed with the CPUC in January 2010, GSWC requested an extension of the original memorandum account. As part of the CPUC’s final decision on Region I’s rate case, GSWC’s request was granted. The decision also authorized the memorandum account to be interest bearing at the ten-year U.S. Treasury note rate. Management believes that these additional costs will be approved and that recovery of these costs is probable.

Other Regulatory Matters:

Environmental Clean-Up and Remediation:

GSWC has included in other regulatory assets as of December 31, 2010 approximately $1.2 million of additional estimated costs to remediate and clean-up a plant site for soil contamination.  This site contained an underground storage tank which was used to store gasoline.  Amounts paid by GSWC in the past for this site have been included in rate-base and approved by the CPUC for recovery.  The ultimate cost may vary as there are many unknowns in remediation of underground gasoline leakage and this is an estimate based on currently available information.

At a separate plant site, hyrdrocarbon contaminated soil was found where an abandoned water tank was demolished.  The clean-up was completed during the first quarter of 2010.  All contaminated soil was removed and replaced with clean soil.  The final Removal Action Completion Report (“RACR”) was submitted to the Site Mitigation Unit (“SMU”) on May 10, 2010.  The SMU reviewed the RACR and issued a no further action letter.  The letter states that the SMU concurs with the contents of the RACR, which states that the site contamination has been satisfactorily mitigated for the current use and no further action is required at the subject site. Clean-up costs incurred through December 31, 2010 totaled approximately $337,000.  Historically, the costs for this type of cleanup have been included in rate base for recovery.

Catastrophic Event Memorandum Accounts:

On November 19, 2010, GSWC issued a “Do Not Drink” water advisory to its customers in the Barstow service area notifying them that perchlorate had been detected in its water supply.  On November 20, 2010, a state of emergency was issued by the Governor. One of GSWC’s wells in service in the service area showed perchlorate levels above the maximum contaminant level.  The contaminated well was shut down and the distribution system was flushed to remove contaminants in the distribution system.  GSWC provided customers with bottled water during the “Do Not Drink” water advisory period.  By November 24, 2010, the alert was lifted for all of GSWC’s Barstow area customers.  The incremental costs associated with handling the emergency (including the distribution of bottled water), remediation and clean-up efforts are being tracked in a Catastrophic Event Memorandum Account (“CEMA”).  GSWC expects to receive authorization from the CPUC to recover these costs, subject to a prudency review. As of December 31, 2010, GSWC has included in other regulatory assets $553,000 related to the Barstow CEMA account.

In January 2010, the City of Big Bear Lake and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to BVES customers.  Accordingly, a state of emergency was issued by the Governor.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  In February 2010, GSWC informed the CPUC that it will track these costs in a CEMA.  The incremental costs include BVES labor, outside services assistance, equipment, materials, facilities damages and related snow removal services.  GSWC intends to file with the CPUC in 2011 for recovery of these costs.  Management believes these incremental costs will be approved by the CPUC for recovery through the CEMA.  As of December 31, 2010, approximately $327,000 has been incurred as a result of the storms and has been included in the CEMA account within other regulatory assets.

Bear Valley Electric Service - Other Regulatory Matters:

Included in other regulatory assets as of December 31, 2010, is a BVES memorandum account totaling $726,000.  In June 2009, the CPUC authorized BVES to track the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, until the 2007 costs were incorporated into BVES’ rates.  From June 4, 2009 to October 31, 2009, when the 2007 costs were incorporated into BVES’ rates, $958,000 was recorded in the memorandum account.  In March 2010, the CPUC approved this memorandum account for recovery through a surcharge over a 24-month period effective May 1, 2010.  Accordingly, during the first quarter of 2010, GSWC recorded a regulatory asset and a corresponding increase to earnings for amounts included in this memorandum account.  For the year ended December 31, 2010, surcharges totaling approximately $235,000 were billed to BVES customers. The October 2009 decision in the rate case for BVES also allowed for an update to BVES’ rates in 2010 for the corporate headquarters’ costs based on the CPUC’s adoption of new rates for GSWC’s Regions II and III general rate case, including the recovery of expenses associated with its corporate headquarters. In December 2010 the CPUC approved an increase to BVES’ revenue requirement, effective November 2010, for the increase in corporate headquarters cost allocation resulting from the Region II and Region III general rate case. The revenue requirement increase will be incorporated as part of the BRRAM account.

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. However, BVES expects that the CPUC will waive any potential fines in accordance with the CPUC’s flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of December 31, 2010, 2009 or 2008.  BVES is continuing its efforts to procure renewable resources.

In November 2009, GSWC entered into a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from landfill gas and a ten-year contract with a vendor to purchase biogas to power BVES’s gas-fueled 8.4 MW generation facility.  GSWC filed applications with the CPUC in June and July of 2010, respectively, for approval.  In February 2011, GSWC was notified that the landfill gas-generated energy contract with the LACSD could potentially be terminated should LACSD determine to shut down the landfill gas generator.  GSWC continues to work with LACSD to determine alternative resolutions.  GSWC informed the CPUC of the potential termination of this contract.

In November 2010, the contracted bioenergy vendor for the purchase of biogas advised GSWC that the biogas production will be suspended due to financial constraints.   As a result of the suspension, BVES has negotiated a Biogas Option Agreement with this vendor for the purchase of future production of biogas.  On February 10, 2011, the Biogas Option Agreement was provided to the DRA and the CPUC for approval.

BVES believes that it will not be subject to fines under the CPUC’s flexible compliance rules for not meeting interim targets due to its efforts to procure renewable energy resources.

Various Refunds to Customers:

Refund of Water Right Lease Revenues:

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a nonoperating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. A final amount of the refund was approved by the CPUC in June 2004 and GSWC adjusted its estimate to the approved refund amount of $5.2 million.   Refunds of approximately $3.9 million have been provided to customers.  As of December 31, 2010, the remaining amount to be refunded to the customers and included as a regulatory liability is $1.3 million. The refunds will be made over a 9-year period which commenced in June 2004.

Excess Usage Charges - Refund to Customers:

In July 2009, GSWC began receiving reduced water allocations from member agencies of the Metropolitan Water District of Southern California (“MWD”). As a result, in July 2009, GSWC began implementing water rationing, restrictions, and excess usage charges to its customers in several of its service areas. The excess usage charges were being collected in the event that penalties were required to be paid to MWD for exceeding GSWC’s water allocations.  In 2010, approximately $500,000 of excess usage charges were netted with the WRAM/MCBA balances in one of Region I’s ratemaking areas. As of December 31, 2010, GSWC has excess usage charges totaling $2.8 million, which are included in other regulatory assets/liabilities.  In the event that GSWC is required to pay penalties to MWD for exceeding GSWC’s water allocations in the current water year, GSWC will use the amounts previously billed to customers to pay the penalties.

Other Refunds:

As discussed in pending regulatory matters below, Registrant recorded a pretax charge for the impairment of assets and loss contingencies totaling $16.6 million in 2010, a portion of which will be refunded to customers over a period ranging from 12-36 months.

Pending Regulatory Matters:

Registrant records loss contingencies when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable.  Registrant will accrue the most likely amount when such an amount can be reasonably estimated or, at least the minimum of the range of probable loss when a range of probable loss can be estimated.  Management determines the likelihood of an unfavorable outcome based on many factors such as the nature of the matter, available defenses, progress of the matter, views and opinions of legal counsel and other advisors, among others.

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million completed over a period of 14 years. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges, if any, were included in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout its three water regions regarding the granting or awarding of construction contracts or jobs.

Should the CPUC investigation result in a disallowance of certain previously capitalized costs, such costs, and potentially any return earned on such costs, may be required to be refunded to customers resulting in a charge to operating income.  In addition to the disallowance of previously capitalized costs and the return earned on such costs, the CPUC also has the authority to assess fines and penalties.  The staff of the CPUC has indicated to GSWC that it intends to seek such remedies, including possibly a fine and penalty.  GSWC does not believe that a disallowance is required or that a penalty is justified. GSWC intends to vigorously defend the matter; however, proceedings such as this are difficult to predict and a final outcome is unknown.  While reserving all rights, management believes it prudent to reserve for a probable loss related to this matter. The reserve estimates for this matter are subject to change as additional information becomes known. However, at this point, management does not expect increases in its recorded estimated reserve.

As a result of management’s assessment of the CPUC subpoena matter and the CPUC’s final decision on the Region II, Region III and general office rate case, GSWC recorded a pretax charge for the impairment of assets and loss contingencies totaling $16.6 million in 2010.  These reserve estimates may be adjusted as additional information becomes known.

Note 3 — Utility Plant and Intangible Assets

The following table shows Registrant’s utility plant utilized in continuing operations by major asset class:

	GSWC		AWR
	December 31,		December 31,
(dollars in thousands)	2010	2009	2010	2009
Water
Land	$15,192	$14,964	$15,192	$14,964
Intangible assets	32,924	33,135	32,944	33,154
Source of water supply	64,710	65,996	64,710	65,996
Pumping	137,178	142,422	137,178	142,422
Water treatment	66,775	64,970	66,775	64,970
Transmission and distribution	716,221	669,405	716,221	669,405
General	75,205	70,453	80,980	74,944

	1,108,205	1,061,345	1,114,000	1,065,855
Electric
Transmission and distribution	48,829	47,550	48,829	47,550
Generation	12,547	12,547	12,547	12,547
General (1)	7,438	7,151	7,438	7,151
	68,814	67,248	68,814	67,248

Less — accumulated depreciation	(375,740)	(352,574)	(378,055)	(354,123)
Construction work in progress	50,088	43,025	50,197	43,047
Net utility plant	$851,367	$819,044	$854,956	$822,027

(1)         Includes intangible assets of $1.2 million for planning studies performed in association with the electricity segment of the Registrant’s continuing operations.

Intangible Assets:

As of December 31, 2010 and 2009, intangible assets consist of the following:

	Weighted Average Amortization	GSWC December 31,		AWR December 31,
(dollars in thousands)	Period	2010	2009	2010	2009
Amortized intangible assets:
Conservation	10 years	$9,637	$9,433	$9,637	$9,433
Water and water service rights	22 years	8,124	8,124	8,695	8,695
Water planning studies	10 years	15,997	15,173	15,997	15,173
Total amortized intangible assets		33,758	32,730	34,329	33,301
Less — accumulated amortization		(14,540)	(12,093)	(14,574)	(12,117)
Net amortized intangible assets		$19,218	$20,637	$19,755	$21,184

As of December 31, 2010 and 2009, unamortized intangible assets totaled $409,000 and $405,000, respectively, for GSWC, and $427,000 and $423,000, respectively, for AWR.  These unamortized intangible assets primarily consist of organization and consent fees.

For the years ended December 31, 2010, 2009 and 2008, amortization of intangible assets was $2.5 million, $1.6 million and $1.4 million, respectively.  Estimated future consolidated amortization expense related to intangible assets for the succeeding five years is approximately $2.5 million, $2.5 million, $2.4 million, $2.3 million, $2.3 million and $7.1 million thereafter.

Asset Retirement Obligations:

Effective January 1, 2003, Registrant adopted accounting guidance for asset retirement obligations, which requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Registrant’s legal obligations for retirement reflect principally the retirement of wells, which by law need to be properly capped at the time of removal. As such, the regulated subsidiaries of AWR incur asset retirement obligations. Retirement costs have historically been recovered through rates at the time of retirement. Accordingly, at implementation of the guidance for asset retirement obligations, the cumulative effect was reflected as a regulatory asset. Registrant also reflects the gain or loss at settlement as a regulatory asset or liability on the balance sheet. With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as GSWC believes that it will not be obligated to retire these assets.  In 2005, FASB issued accounting guidance for conditional asset retirement obligations, which had no impact on Registrant’s asset retirement obligations.

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

The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations, which is included in “Other Credits” on the balance sheets as of December 31, 2010 and 2009:

(dollars in thousands)	GSWC
Obligation at December 31, 2008	$3,851
Additional liabilities incurred	17
Liabilities settled	(166)
Accretion	331
Obligation at December 31, 2009	4,033
Liabilities settled	(1,444)
Accretion	321
Obligation at December 31, 2010	$2,910

Note 4 — Derivative Instruments

In October 2008, GSWC executed a purchased power contract that permits GSWC to purchase power at a fixed cost over three and five year terms depending on the amount of power and the period during which the power is purchased under the contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   GSWC began receiving power under this contract on January 1, 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.  As of December 31, 2010 there was a $6.9 million cumulative unrealized loss which has been included in the memorandum account.  The unrealized loss does not impact GSWC’s earnings.

Registrant adopted accounting guidance for fair value measurements effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  This guidance applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact to the consolidated financial statements for the adoption of this accounting guidance.  However, the accounting guidance requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

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

The following table presents changes in the fair value of GSWC’s derivatives for the years ended December 31, 2010 and 2009.

(dollars in thousands)	2010	2009	2008
Balance, at beginning of the period	$(7,338)	$—	$(1,554)
Unrealized gain (loss) on purchased power contracts	488	(7,338)	1,554
Balance, at end of the period	$(6,850)	$(7,338)	$—

For the years ended December 31, 2010 and 2009, the unrealized gains and losses were included in regulatory assets due to regulatory mechanisms in place effective January 1, 2009.  For the year ended December 31, 2008, the realized gains were included in GSWC’s operating expenses.

Note 5 — Military Privatization

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, subject to periodic prospective price redeterminations and modifications for changes in circumstances.

Under the economics of the agreements with the U.S. government, each of the Military Utility Privatization Subsidiaries should recover 100% of its investment in the assets of the water and/or wastewater systems acquired at the time of execution of the applicable 50-year service contract for each of the military bases. A capital investment recovery charge in an amount equal to the payments due under the purchase obligation is paid to the Military Utility Privatization Subsidiaries by the U.S. government as a result of the purchase of the systems. Accordingly, Registrant recorded the purchase price obligation as a liability with an offsetting receivable of the same amount recorded against the liability, therefore, not impacting Registrant’s financial position.

The amounts charged by the Military Utility Privatization Subsidiaries for water and wastewater services at the respective military bases are based upon the terms of the 50-year contracts between the Military Utility Privatization Subsidiaries and the U.S. government. Under the terms of these agreements, the Military Utility Privatization Subsidiaries agreed to operate and maintain the water and/or wastewater systems at the respective bases for (i) a monthly net fixed price for operation and maintenance, and (ii) an amount to cover renewals and replacements, both for the first two years of the contract.  Under the terms of each of these contracts, prices are to be redetermined at the end of the initial two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.  These adjustments can be retrospective and/or prospective.  The Military Utility Privatization Subsidiaries have experienced and continue to experience delays in obtaining readjustment of prices and equitable adjustments as required by the terms of these contracts.

The fixed price for operation and maintenance is recorded in revenues on a monthly basis as the services are performed.  The fixed price received monthly for renewals and replacements on the water and wastewater systems includes a profit that is recognized on the percentage-of-completion method of accounting as the individual capital projects are completed.  From time to time, the U.S. government may modify the original contract(s) to include new construction projects including capital upgrades.  However, earnings and cash flows from modifications to the original 50-year contracts with the U.S. government for new construction projects may or may not continue in future periods.

Each of the contracts may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by a Military Utility Privatization Subsidiary.  In either event, each of the Military Utility Privatization Subsidiaries so impacted should be entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. Costs and estimated earnings on uncompleted contracts and amounts due from the U.S. government as of December 31, 2010 and 2009 are as follows:

(dollars in thousands, except amounts for allowance for doubtful accounts)	2010	2009
Revenues (costs and estimated earnings) recognized on uncompleted contracts	$57,126	$33,957
Less: Billings to date	(39,804)	(24,153)
	$17,322	$9,804

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$42,748	$27,699
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,426)	(17,895)
	$17,322	$9,804

Receivable from the U.S. government, less allowance for doubtful accounts (1)	$3,689	$4,245

(1) Allowance for doubtful accounts was $43,000 and $67,000 as of December 31, 2010 and 2009, respectively.

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

In August 2010, the U.S, government issued to TUS a contract modification approving interim increases in operation and maintenance management fees at Andrews Air Force Base retroactive from the second anniversary of the contract, February 1, 2008, pending resolution of the first price redetermination filing.  As a result, ASUS recorded additional retroactive revenues and pretax operating income of approximately $700,000 during the third quarter of 2010.

In May 2009, PSUS filed a request for equitable adjustment related to emergency construction work performed in 2008 related to a sanitary sewer overflow at Fort Jackson.  In September 2010, the U.S. government approved the request for equitable adjustment.  As a result, for the third quarter of 2010, ASUS recorded an additional $689,000 in construction revenues and pretax operating income.

On July 22, 2010, ASUS was served with a subpoena issued in connection with a Grand Jury investigation related to ODUS’ water and wastewater privatization contracts.  On January 10, 2011, ASUS received official notification that the government had determined to close the matter.

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

	Basic	For The Years Ended December 31,
	(in thousands, except per share amounts)	2010	2009	2008
	Net income from continuing operations	$31,091	$29,374	$25,996
	Net income (loss) from discontinued operations	2,106	157	(3,991)
	Total net income	33,197	29,531	22,005
Less: (a)	Distributed earnings to common shareholders	19,329	18,233	17,262
	Distributed earnings to participating securities	102	82	91
	Undistributed earnings	13,766	11,216	4,652

	(b) Undistributed earnings allocated to common shareholders	13,694	11,166	4,628
	Undistributed earnings allocated to participating securities	72	50	24

	Total income available to common shareholders, basic (a)+(b)	$33,023	$29,399	$21,890

	Weighted average Common Shares outstanding, basic	18,585	18,052	17,262
	Basic earnings per Common Share:
	Income from continuing operations	$1.67	$1.62	$1.50
	Income (loss) from discontinued operations	0.11	0.01	(0.23)
	Net income	$1.78	$1.63	$1.27

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At December 31, 2010, there were 726,405 stock options outstanding under these Plans. At December 31, 2010, there were also 105,727 restricted stock units outstanding. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Years Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Common shareholders earnings, basic	$33,023	$29,399	$21,890
Undistributed earnings for dilutive stock options (1)	72	50	24
Total common shareholders earnings, diluted	$33,095	$29,449	$21,914

Weighted average Common Shares outstanding, basic	18,585	18,052	17,262
Stock-based compensation (2)	151	136	132
Weighted average Common Shares outstanding, diluted	18,736	18,188	17,394
Diluted earnings per Common Share
Income from continuing operations	$1.66	$1.61	$1.49
Income (loss) from discontinued operations	0.11	0.01	(0.23)
Net income	$1.77	$1.62	$1.26

(1) Undistributed earnings allocated to participating securities were not included due to their antidilutive effect on diluted earnings per share.

(2) In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 726,405 stock options and 105,727 restricted stock units at December 31, 2010 were deemed to be outstanding in accordance with accounting guidance on earnings per share.

During the year ended December 31, 2010, AWR issued 68,025 Common Shares under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”) and the 2000 and 2008 Employee Plans for $1,838,000.  There are 549,831 and 220,235 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively, at December 31, 2010.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  During the year ended December 31, 2009, Registrant issued 68,352 Common Shares under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”) and the 2000 and 2008 Employee Plans for $1,823,000. During the year ended December 31, 2008, AWR issued 41,810 Common Shares under AWR’s DRP and the 2000 and 2008 Employee Plans for $1,173,000.  In addition, during the years ended December 31, 2010, 2009 and 2008, AWR issued 30,500, 12,922 and 28,196 Common Shares for approximately $857,000, $309,000 and $690,000, respectively, as a result of the exercise of stock options.  During 2010, 2009 and 2008, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any subsidiaries of AWR.

In May 2009, AWR completed a public offering of 1,150,000 shares of its Common Shares, including 150,000 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, at a price to the public of $31 per share. The net proceeds from the offering were $34.0 million, after deductions of underwriting commissions and discounts, and direct legal and accounting fees. AWR used the proceeds of the offering to repay short-term debt.

During the years ended December 31, 2010, 2009 and 2008, AWR repurchased in the open market 143,034, 14,018 and 36,509, respectively, Common Shares under AWR’s DRP and 401(k) Plan, which were used to satisfy the requirements of these plans and programs.

AWR filed a Registration Statement on August 10, 2009 with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of December 31, 2010, $115.0 million was available for issuance of additional securities under this registration statement.

GSWC’s outstanding common shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.  On May 26, 2010, the Board of Directors approved the issuance of eight additional GSWC Common Shares to AWR for $20.0 million. Proceeds from the issuance were used to pay down GSWC’s intercompany borrowings due to AWR. As of December 31, 2010, GSWC has $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC.

Note 7 — Dividend Limitations

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $298.8 million was available to pay dividends to AWR as of December 31, 2010. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1. Dividends in the amount of $19.6 million, $19.4 million, and $13.2 million were paid to AWR by GSWC during the years ended December 31, 2010, 2009 and 2008, respectively.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under restrictions of the California tests, approximately $150.2 million of retained earnings for AWR was available to pay dividends to common shareholders at December 31, 2010. Approximately $141.1 million was available from the retained earnings of GSWC to pay dividends to AWR. Approximately $2.1 million was available from retained earnings of ASUS at December 31, 2010 to pay dividends to AWR under the California tests.

Note 8 — Bank Debt

On May 27, 2010, AWR entered into the third amendment to the credit agreement in order to extend the expiration date of the syndicated credit facility to May 27, 2013 from June 3, 2010.  The maximum amount that may be borrowed under this facility was reduced from $115.0 million to $100.0 million.  AWR may, under the terms of the amended credit agreement, elect to increase the aggregate bank commitments by up to an additional $40.0 million. The aggregate effective amount that may be outstanding under letters of credit has been increased to $25.0 million from $20.0 million.  The rates (spreads to LIBOR) at which AWR may borrow under this facility have been increased due to market conditions and the lenders have consented to modifications to certain of the covenants in the amended credit agreement requested by AWR. AWR has obtained letters of credit, in the aggregate amount of $11.0 million, including: (i) a letter of credit with a fee of 1.2%, in the amount of $6.3 million, in favor of a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) letters of credit with a fee of 1.2%, in an aggregate amount of $540,000 as security for GSWC’s business automobile insurance policy; (iii) a letter of credit with a fee of 1.2%, in an amount of $585,000 as security for the purchase of power; and (iv) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Edison to cover GSWC’s commitment to pay the settlement amount. There were no compensating balances required.  GSWC has also agreed to issue up to $7.2 million in letters of credit to the State of California, Department of Public Health in connection with obtaining up to $9.0 million of funds under the California Safe Drinking Water State Revolving Fund and the American Recovery and Reinvestment Act of 2009 for the construction of water meters in Sacramento County. As of December 31, 2010, no letters of credit have been issued related to these projects.

Loans can be obtained at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins. In July 2010, Standard & Poor’s Ratings Services (“S&P”) upgraded its corporate credit rating on AWR and GSWC from ‘A’ with a positive outlook to ‘A+’ with a stable outlook.  Pursuant to the syndicated credit facility agreement, the upgrade to “A+ stable” resulted in a reduced interest rate spread on the facility from 125 basis points to 120 basis points.

At December 31, 2010, $60.9 million was outstanding under this facility, $33.0 million of which was loaned to GSWC to fund its operations, $13.9 million was loaned to ASUS to fund its activities, and $14.0 million was used in the purchase of eight shares of GSWC.

AWR’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2010	2009	2008
Balance Outstanding at December 31,	$60,900	$17,400	$74,700
Interest Rate at December 31,	1.47%	0.87%	1.82%
Average Amount Outstanding	$37,623	$33,697	$57,429
Weighted Average Annual Interest Rate	1.40%	1.18%	3.32%
Maximum Amount Outstanding	$63,900	$78,700	$88,500

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.  As of December 31, 2010, 2009 and 2008, AWR was in compliance with these requirements.

Note 9 — Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties. GSWC’s leases and other similar financial arrangements are not material.

Private placement notes issued by GSWC in the amount of $28 million contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.

On March 10, 2009 a senior note was issued by GSWC to CoBank, ACB (“CoBank”). Under the terms of this senior note, CoBank purchased a 6.7% Senior Note due March 10, 2019 in the aggregate principal amount of $40.0 million from GSWC. This note bears interest at the rate of 6.7%.  Under the terms of the note, GSWC shares in the profits of CoBank under a patronage arrangement.  If CoBank continues to pay the current amount of patronage, the annual cost of the note will be reduced below 6.0%.  In addition, on October 11, 2005, CoBank purchased a 5.87% Senior Note due December 20, 2028 in the aggregate principal amount of $40.0 million from GSWC. Under the terms of the two senior notes issued to CoBank, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667 to 1 or a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio of more than 8 to 1.

Redemption of certain long-term debt issues outstanding as of December 31, 2010 and 2009 can be made in whole or in part at the option of GSWC subject to redemption schedules embedded in the agreements particular to each issue. With the exception of the 9.56% Notes and the Senior Notes issued to Co-Bank, the redemption premiums in effect for 2010 range up to 1.5% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The Senior Notes are subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%.

Annual maturities of all long-term debt, including capitalized leases, amount to approximately $376,000, $302,000, $3,278,000, $6,187,000, $168,000 and $289,904,000 for each fiscal year through December 31, 2015 and thereafter, respectively.

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

As a rate-regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.  Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.

The significant components of the deferred tax assets and liabilities from continuing operations as reflected in the balance sheets at December 31, 2010 and 2009 were:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2010	2009	2010	2009
Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes	$1,748	$1,797	$1,748	$1,797
Regulatory-liability-related: California Corp Franchise Tax	3,185	2,306	3,185	2,306
California Corp Franchise Tax	128	33	—	353
Other property-related	6,573	150	6,750	145
Other nonproperty-related	142	1,103	—	556
Accrued regulatory liabilities	575	792	524	736
Contributions and advances	12,155	11,593	12,008	11,353
	$24,506	$17,774	$24,215	$17,246
Deferred tax liabilities:
Fixed assets	$(100,683)	$(80,569)	$(99,643)	$(79,652)
Regulatory-asset-related: depreciation and other	(8,580)	(10,242)	(9,203)	(10,764)
California Corp Franchise Tax	—	—	(178)	—
Other nonproperty-related	—	—	(696)	—
Balancing and memorandum accounts	(624)	(7,917)	(641)	(8,072)
Deferred charges	(7,313)	(7,860)	(7,514)	(8,030)
	(117,200)	(106,588)	(117,875)	(106,518)
Accumulated deferred income taxes - net	$(92,694)	$(88,814)	$(93,660)	$(89,272)

The current and deferred components of income tax expense from continuing operations were as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2010	2009	2008
Current
Federal	$10,785	$6,152	$6,971
State	6,110	4,936	4,194
Total current tax expense	$16,895	$11,088	$11,165
Deferred
Federal	$7,465	$10,087	$5,607
State	(1,325)	(2,474)	(805)
Total deferred tax expense	6,140	7,613	4,802
Total income tax expense from continuing operations	$23,035	$18,701	$15,967

	GSWC
	Year Ended December 31,
(dollars in thousands)	2010	2009	2008
Current
Federal	$6,543	$4,314	$8,262
State	5,852	5,503	4,317
Total current tax expense	$12,395	$9,817	$12,579
Deferred
Federal	$8,366	$9,766	$5,317
State	(1,678)	(1,774)	(621)
Total deferred tax expense	6,688	7,992	4,696
Total income tax expense	$19,083	$17,809	$17,275

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2010	2009	2008
Federal taxes on pretax income at statutory rate	$18,944	$16,826	$14,687
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	3,657	1,720	2,034
Flow-through on fixed assets	525	455	455
Flow-through on pension costs	(567)	—	(1,104)
Investment tax credit	(91)	(91)	(91)
Other — net	567	(209)	(14)
Total income tax expense from continuing operations	$23,035	$18,701	$15,967
Pretax income from continuing operations	$54,126	$48,075	$41,963
Effective income tax rate	42.6%	38.9%	38.1%

	GSWC
	Year Ended December 31,
(dollars in thousands, except percent)	2010	2009	2008
Federal taxes on pretax income at statutory rate	$15,468	$15,114	$15,783
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	3,282	2,563	2,250
Flow-through on fixed assets	525	455	455
Flow-through on pension costs	(567)	—	(1,104)
Investment tax credit	(91)	(91)	(91)
Other — net	466	(232)	(18)
Total income tax expense	$19,083	$17,809	$17,275
Pretax income	$44,193	$43,182	$45,094
Effective income tax rate	43.2%	41.2%	38.3%

The following table provides a reconciliation of AWR’s and GSWC’s unrecognized tax benefits at December 31, 2010, 2009 and 2008:

	2010		2009		2008
(dollars in thousands)	AWR	GSWC	AWR	GSWC	AWR	GSWC
Unrecognized tax benefits at beginning of period	$4,110	$4,110	$4,223	$4,223	$5,113	$5,113
Increases as a result of tax positions taken prior to the period	—	—	—	—	—	—
Decreases as a result of tax positions taken prior to the period	(4,110)	(4,110)	—	—	(1,157)	(1,157)
Increases as a result of tax positions taken during the period	—	—	—	—	267	267
Decreases as a result of tax positions taken during the period	—	—	—	—	—	—
Decreases relating to settlements with taxing authorities	—	—	(113)	(113)	—	—
Reductions as a result of lapses of statute-of-limitation periods	—	—	—	—	—	—
Unrecognized tax benefits at end of period	$—	$—	$4,110	$4,110	$4,223	$4,223

For both AWR and GSWC, there was no portion of the unrecognized-tax-benefit balance at December 31, 2010 that would affect the effective tax rate if recognized.

Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”

At December 31, 2010, AWR and GSWC included $2,285,000 and $2,319,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets. AWR and GSWC recognized $1,367,000 and $1,345,000, respectively, of interest income from taxing authorities during the year ended December 31, 2010.  At December 31, 2009, AWR and GSWC included $918,000 and $974,000, respectively, of net interest receivables from taxing authorities in other assets (all as noncurrent).  AWR and GSWC recognized $65,000 and $86,000, respectively, of interest income from taxing authorities during the year ended December 31, 2009.  AWR and GSWC recognized $539,000 and $494,000, respectively, of interest income from taxing authorities during the year ended December 31, 2008.

At December 31, 2010, 2009 and 2008, Registrant had no significant accruals for income-tax-related penalties.  Registrant did not recognize any significant income-tax-related penalties during the years ended December 31, 2010, 2009 and 2008.

Registrant files federal and various state income tax returns. The U.S. federal filings for the years 1997 through 1999 and 2002 came under Internal Revenue Service (“IRS”) examination during the first quarter of 2007 as a result of AWR having filed an amended 2002 return during the third quarter of 2006. The 2002 return was amended primarily as a result of the IRS consenting to AWR’s request for approval to change a tax accounting method (“Consent”). During the second quarter of 2008, the IRS issued a Revenue Agent’s Report (“RAR”) in connection with its examination of the 2002 tax year which resulted in Registrant recognizing certain tax benefits in accordance with the accounting guidance for tax uncertainties. Upon receiving the RAR, AWR filed a protest with the IRS’s Office of Appeals (“Appeals”) in which it requested a conference to address Registrant’s disagreement with certain of the Agent’s adjustments. In connection with the Consent, Registrant filed amended 2003 through 2006 returns during the third quarters of 2007 through 2010 prior to the expiration of each year’s refund-claim period. The 2003 and 2004 returns came under IRS examination during the fourth quarter of 2008 and, at the initiation of the IRS in connection with the Consent, the 2007 return came under IRS examination during the second quarter of 2009.

Following AWR’s conference with Appeals during the second quarter of 2010, Registrant and the IRS worked towards reaching a settlement of all years under examination during the second through fourth quarters of 2010.  This culminated in AWR agreeing, in the fourth quarter of 2010, to revised RARs for all of the years under examination. The agreement resulted in Registrant decreasing its unrecognized-tax-benefit balance to zero as of December 31, 2010, with corresponding adjustments to its deferred taxes; however, as the refunds resulting from the agreement are subject to review by the Congressional Joint Committee of Taxation, the years under examination are not considered “effectively settled” under the accounting guidance for tax uncertainties.  Nonetheless, Registrant reasonably anticipates that the IRS will issue refunds resulting from the agreement by December 31, 2011.

AWR’s 2006 through 2009 tax years remain subject to examination by the IRS and state taxing authorities. AWR has filed protective refund claims with the applicable state taxing authority for the 2002 through 2005 tax years, also in connection with the Consent.

Change in Federal Tax Law

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 extended 50-percent bonus depreciation for qualifying property through 2012 and created a new 100-percent bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.  As a result of these law changes, Registrant’s current tax expense for 2010 reflects a benefit of approximately $16.2 million.  Although these law changes reduce AWR’s current taxes payable, they do not reduce its total income tax expense or effective tax rate.  In addition, the CPUC is currently evaluating the establishment of a memorandum account that would track the revenue effects associated with these law changes, which may reduce future revenue requirements in future rate case proceedings.

Change in State Tax Law

AWR receives a tax benefit for expenses incurred at the parent-company level.  For the years ended December 31, 2010 and 2009, the taxes recorded at AWR also include the effect of changes in California law relating to state unitary tax principles during the first quarter of 2009.  Management intends to elect, commencing with the 2011 tax year, an alternative apportionment method made available by tax law changes in 2009.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, and refined certain related estimates.  This resulted in the recording of a benefit of approximately $918,000 during the first quarter of 2009. While the effect of the tax law changes will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.

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

At December 31, 2010, Registrant had 1,001 participants in the Pension Plan of which 567 were active, 229 were retired, 189 were vested terminated, and 16 were disabled.  Approximately 84 active employees are subject to collective bargaining arrangements.  Average active participant age for the pension plan was 47 years.

In January 2011, the Board of Directors approved the closing of the Pension Plan to new hires as of December 31, 2010.  Any employees hired or rehired on or after January 1, 2011 will not participate in the Pension Plan for future benefit accruals.  Instead, they will participate in a new GSWC Defined Contribution Program once they have worked for GSWC for 30 days.  Under this program, GSWC will provide a contribution of 5.25% of includable pay for each participating employee every pay period and the participants will direct the investment of these accounts.  Full and complete vesting in the account balances of this new program will be achieved when the participant attains 3 years of service.

Registrant also provides post-retirement medical benefits for all active employees hired before February of 1995, through a medical insurance plan. Eligible employees, who retired prior to age 65, and/or their spouses, were able to retain the benefits under the plan for active employees until reaching age 65. Eligible employees upon reaching age 65, and those eligible employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit. Registrant’s post-retirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003. At December 31, 2010, Registrant had 357 participants in the post-retirement medical plan of which 199 were active, 12 were disabled and 146 were retired.

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

The following table sets forth the Pension Plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued post-retirement liability at December 31, 2010 and 2009:

	Pension Benefits		Post-retirement Medical Benefits
(dollars in thousands)	2010	2009	2010	2009
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$103,086	$95,446	$11,166	$10,281
Service cost	4,795	4,327	390	320
Interest cost	6,104	5,739	626	637
Actuarial loss	7,909	593	255	309
Benefits/expenses paid	(3,128)	(3,019)	(380)	(381)
Projected benefit obligation at end of year	$118,766	$103,086	$12,057	$11,166
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$74,001	$54,165	$6,060	$4,944
Actual return on plan assets	10,723	14,272	680	927
Employer contributions	8,583	8,583	600	570
Benefits/expenses paid	(3,128)	(3,019)	(380)	(381)
Fair value of plan assets at end of year	$90,179	$74,001	$6,960	$6,060
Funded Status:
Net amount recognized as accrued pension cost	$(28,587)	$(29,085)	$(5,097)	$(5,106)

	Pension Benefits		Post-retirement Medical Benefits
(dollars in thousands, except percent)	2010	2009	2010	2009
Amounts recognized on the balance sheets:
Current liabilities	$—	$—	$—	$—
Non-current liabilities	(28,587)	(29,085)	(5,097)	(5,106)
Net amount recognized	$(28,587)	$(29,085)	$(5,097)	$(5,106)
Amounts recognized in regulatory assets consist of:
Initial net obligation	$—	$—	$1,675	$2,095
Prior service cost (credit)	640	758	(1,032)	(1,232)
Net loss	25,831	24,562	402	572
Regulatory assets	26,471	25,320	1,045	1,435
Unfunded accrued pension cost	2,116	3,765	4,052	3,671
Net liability recognized	$28,587	$29,085	$5,097	$5,106

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$25,320	$37,517	$1,435	$2,064
Net loss (gain)	2,439	(9,790)	(171)	(410)
Amortization of initial net obligation	—	—	(419)	(419)
Amortization of prior service cost (credit)	(118)	(118)	200	200
Amortization of net gain	(1,170)	(2,289)	—	—
Total change in regulatory asset	1,151	(12,197)	(390)	(629)
Regulatory asset at end of year	$26,471	$25,320	$1,045	$1,435

Net periodic pension costs	$6,934	$8,583	$980	$968
Change in regulatory asset	1,151	(12,197)	(390)	(629)
Total recognized in net periodic pension cost and regulatory asset	$8,085	$(3,614)	$590	$339

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net obligation	$—	$—	$(419)	$(419)
Prior service cost	(118)	(118)	200	200
Net loss	(1,191)	(1,231)	—	—

	Pension Benefits		Post-retirement Medical Benefits
	2010	2009	2010	2009
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$118,766	$103,086	$12,057	$11,166
Accumulated benefit obligation	99,254	86,017	N/A	N/A
Fair value of plan assets	90,179	74,001	6,960	6,060

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.55%	6.05%	5.20%	5.85%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

In accordance with ratemaking, Registrant capitalizes a portion of its pension and other post-retirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2010, 2009 and 2008 are as follows:

	Pension Benefits			Post-retirement Medical Benefits
(dollars in thousands, except percent)	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefits Cost:
Service cost	$4,795	$4,327	$3,585	$390	$320	$328
Interest cost	6,104	5,739	5,399	626	637	616
Expected return on plan assets	(5,253)	(3,889)	(4,937)	(255)	(208)	(252)
Amortization of transition	—	—	—	419	419	419
Amortization of prior service cost	118	118	119	(200)	(200)	(199)
Amortization of actuarial loss	1,170	2,288	—	—	—	—
Net periodic pension cost under accounting standards	$6,934	$8,583	$4,166	$980	$968	$912
Regulatory adjustment - deferred	(1,823)	—	—	—	—	—
Total expense recognized, before allocation to overhead pool	$5,111	$8,583	$4,166	$980	$968	$912

Weighted-average assumptions used to determine net periodic cost:
Discount rate	6.05%	6.15%	6.55%	5.85%	6.40%	6.35%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

*7.0% for union plan, 4.2% for non-union, net of income taxes in 2010, 2009, and 2008.

Regulatory Adjustment:

On November 19, 2010, the CPUC issued a final decision on the Region II, Region III and general office rate case.  Among other things, the decision authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  During the year ended December 31, 2010, GSWC’s actual expense under the accounting standard was $1.8 million greater than the amounts included in customer rates.  This under-collection has been recorded in the two-way pension balancing account included in regulatory assets (Note 2).

Plan Funded Status:

Registrant’s pension and post-retirement plans were underfunded at December 31, 2010 and 2009.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of AWR’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are remeasured annually using a December 31 measurement date. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the funded status is offset by a regulatory asset pursuant to guidance on accounting for the effects of certain types of regulation.

Plan Assets:

The assets of the pension and post-retirement medical plans are managed by a third party trustee. The investment policy allocation of the assets in the trust was approved by Registrant’s Administrative Committee (the “Committee”) for the Pension and Retiree Medical Funds, which has oversight responsibility for all retirement plans.  The primary objectives underlying the investment of the pension and post-retirement plan assets are: (i) attempt to maintain a fully funded status with a cushion for unexpected developments, possible future increases in expense levels, and/or a reduction in the expected return on investments; (ii) seek to earn long-term returns that compare favorably to appropriate market indexes, peer group universes and the policy asset allocation index; (iii) seek to provide sufficient liquidity to pay current benefits and expenses; (iv) attempt to limit risk exposure through prudent diversification; and (v) seek to limit costs of administering and managing the plans.

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

The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2010 and 2009, by asset category are as follows:

	Pension Benefits		Post- Retirement Medical Benefits
Asset Category	2010	2009	2010	2009
Actual Asset Allocations:
Equity securities	64%	63%	60%	56%
Debt securities	33%	33%	38%	36%
Cash equivalents	3%	4%	2%	8%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s stock as of December 31, 2010 and 2009.

Target Asset Allocations for 2011:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%

As previously discussed in Note 4, accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. As required by the accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  All equity investments in the pension and post-retirement plans are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The majority of fixed income investments range in maturities from less than one to twenty years.  The fair values of these investments are based on quoted market prices in active markets.

The following tables set forth by level, within the fair value hierarchy, the pension and post-retirement plans’ investment assets measured at fair value as of December 31, 2010 and 2009.

	Fair Value as of December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$2,091	—	—	$2,091
Fixed income securities	30,202	—	—	30,202
Equity securities:
U.S. small cap stocks	5,158	—	—	5,158
U.S. mid cap stocks	9,942	—	—	9,942
U.S. large cap stocks	28,813	—	—	28,813
International funds	9,458	—	—	9,458
Real estate funds	4,515	—	—	4,515
Total equity securities	57,886	—	—	57,886
Total investments measured at fair value	$90,179	—	—	$90,179

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$143	—	—	$143
Fixed income	2,640	—	—	2,640
U.S. equity securities (large cap stocks)	4,177	—	—	4,177
Total investments measured at fair value	$6,960	—	—	$6,960

	Fair Value as of December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$2,647	—	—	$2,647
Fixed income securities	24,657	—	—	24,657
Equity securities:
U.S. small cap stocks	3,870	—	—	3,870
U.S. mid cap stocks	7,920	—	—	7,920
U.S. large cap stocks	23,178	—	—	23,178
International funds	7,582	—	—	7,582
Real estate funds	3,268	—	—	3,268
Total equity securities	45,818	—	—	45,818
Preferred stock	879	—	—	879
Total investments measured at fair value	$74,001	—	—	$74,001

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$462	—	—	$462
Fixed income	2,179	—	—	2,179
U.S. equity securities (large cap stocks)	3,419	—	—	3,419
Total investments measured at fair value	$6,060	—	—	$6,060

Plan Contributions:

During 2010, Registrant contributed $8.6 million and $600,000 to its pension and post-retirement medical plans, respectively. Registrant currently expects to contribute $6.6 million and $500,000 to its pension and post-retirement medical plans in 2011, respectively.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates. In establishing the contribution amount, Registrant is considering the potential impact of funding rule changes under the Pension Protection Act of 2006 which establishes new minimum funding standards and prohibits plans underfunded by more than 20% from providing lump sum distributions and adopting amendments that increase plan liabilities.

Benefit Payments:

Registrant’s estimated future benefit payments at December 31, 2010 for the next ten years are as follows (in thousands):

	Pension Benefits	Post- retirement Medical Benefits
2011	$3,515	$576
2012	3,911	625
2013	4,319	653
2014	4,739	716
2015	5,277	777
2016-2020	35,351	5,170
Total	$57,112	$8,517

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

Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates approved by the CPUC. Registrant has invested the funds in the post-retirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the Pension Plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7.0% long-term rate of return on assets assumption for the union plan and 4.20% (net of income taxes) for the non-union plan.

Healthcare Cost Trend Rate — A sliding scale for assumed health care cost increases was used for the periods presented.  In 2010, health care cost increases started at 8.0% grading down to 6.0% in 10 years for those under age 65, and at 7.0% grading down to 6.0% in 10 years for those 65 and over.  In 2009, health care cost increases started at 8.0% grading down to 5.0% in 10 years for those under age 65, and at 9.0% grading down to 5.0% in 10 years for those 65 and over.  In 2008, health care cost increases started at 8.5% grading down to 5.0% in 10 years for those under age 65, and at 9.5% grading down to 5.0% in 10 years for 65 and over.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$78	$(116)
Effect on post-retirement benefit obligation	$1,406	$(1,215)

Supplemental Executive Retirement Plan:

Registrant has a supplemental executive retirement plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of Registrant by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended, and certain additional benefits.  In May 2009, the Board of Directors approved the establishment of a Rabbi Trust created for the SERP plan.  An amount of $948,000 was deposited in the Rabbi Trust during the year ended December 31, 2010, which has been included in Registrant’s other property and investments. Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2010, the balance in the Rabbi Trust totals $1.6 million.

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2010 and 2009:

(dollars in thousands)	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of year	$5,967	$5,617
Service cost	433	350
Interest cost	354	331
Actuarial (gain)/loss	1,935	(118)
Benefits paid	(221)	(213)
Benefit obligation at end of year	$8,468	$5,967
Changes in Plan Assets:
Fair value of plan assets at beginning of year	—	—
Fair value of plan assets at end of year	—	—

Funded Status:
Net amount recognized as accrued pension cost	$(8,468)	$(5,967)
Amounts recognized on the balance sheets:
Current liabilities	$(228)	$(220)
Non-current liabilities	(8,240)	(5,747)
Net amount recognized	$(8,468)	$(5,967)
Amounts recognized in regulatory assets consist of:
Prior service cost	$797	$958
Net loss	2,055	120
Regulatory assets	2,852	1,078
Unfunded accrued pension cost	5,616	4,889
Net liability recognized	$8,468	$5,967

	2010	2009
Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$1,078	$1,357
Net loss (gain)	1,935	(118)
Amortization of prior service credit	(161)	(161)
Total change in regulatory asset	1,774	(279)
Regulatory asset at end of year	$2,852	$1,078

Net periodic pension cost	$948	$842
Change in regulatory asset	1,774	(279)
Total recognized in net periodic pension and net income	$2,722	$563

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	—	—
Prior service cost	$(161)	$(161)
Net gain (loss)	—	—
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$8,468	$5,967
Accumulated benefit obligation	5,870	4,692
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.55%	6.05%
Salary assumption	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2010, 2009, and 2008 are as follows:

(dollars in thousands, except percent)	2010	2009	2008
Components of Net Periodic Benefits Cost:
Service cost	$433	$350	$240
Interest cost	354	331	251
Special termination benefits	—	—	149
Amortization of actuarial gain	—	—	(54)
Amortization of prior service cost	161	161	918
Net periodic pension cost	$948	$842	$1,504

Weighted-average assumptions used to determine net periodic cost:
Discount rate	6.05%	6.30%	6.45%
Salary assumption	4.00%	4.00%	4.00%

Benefit Payments: Registrant’s estimated future benefit payments for the SERP at December 31, 2010 are as follows (in thousands):

2011	$230
2012	230
2013	302
2014	301
2015	311
2016-2020	2,412
Total	$3,786

401(k) Investment Incentive Program:

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and totaled $1.8 million, $1.8 million and $1.5 million for 2010, 2009 and 2008, respectively.

Note 12 — Stock Compensation Plans

Summary Description of Stock Incentive Plans

AWR currently has three stock incentive plans: the 2000 Employee Plan and the 2008 Employee Plan for employees, and the 2003 Directors Plan for directors, each more fully described below.

2000 Employee Plan — AWR adopted the 2000 Employee Plan at the annual meeting of shareholders in 2000 to provide stock-based incentive awards in the form of stock options, and restricted stock to employees as a means of promoting the success of Registrant by attracting, retaining and more fully aligning the interests of employees with those of shareholders generally. The 2000 Employee Plan was amended in January 2006 to also permit the grant of restricted stock units. The 2000 Employee Plan is administered by the Compensation Committee of the Board of Directors (the “Board Committee”).

For stock options, the Board Committee determined, among other things, the date of grant, the form, term, option exercise price, vesting and exercise terms of each option. Stock options granted by AWR have been in the form of nonqualified stock options, expire ten years from the date of grant, vest over a period of three years and are subject to earlier termination as provided in the form of option agreement approved by the Board Committee. The option price per share was determined by the Board Committee at the time of grant, but was not be less than 100% of the fair market value of Common Shares on the date of grant.

Each employee who received a grant of a restricted stock unit is entitled to dividend equivalent rights in the form of additional restricted stock units until vesting of the restricted stock units. The restricted stock units vested over a period of three years.  Each restricted stock is non-voting and entitles the holder of the restricted stock unit to receive one Common Share.

There were 1,050,000 Common Shares reserved for issuance under the 2000 Employee Stock Plan, 136,673 of which remain available for payment of dividend equivalent rights as of December 31, 2010 on restricted stock units granted prior to March 31, 2008.

2008 Employee Plan — AWR adopted the 2008 Employee Plan at the annual meeting of shareholders in May 2008 in order to enable the Board Committee to continue to make stock awards to eligible employees in the same manner as under the 2000 Employee Plan.   All new awards since April 1, 2008 have been and will be granted under the 2008 Employee Plan.  There were 1,100,000 Common Shares reserved for issuance under the 2008 Employee Plan, of which 732,123 were available for awards as of December 31, 2010.

2003 Directors Plan — On May 20, 2003, the Board of Directors adopted the 2003 Directors Plan, subject to shareholder approval. The shareholders approved the 2003 Directors Plan at the May 2004 Annual Meeting. The 2003 Directors Plan provides the non-employee directors with supplemental stock-based compensation and encourages them to increase their stock ownership in AWR. There were 250,000 Common Shares reserved for issuance under the 2003 Directors Plan, of which 128,570 remain available for awards as of December 31, 2010.  Pursuant to the 2003 Directors Plan, non-employee directors received grants of options to purchase 1,000 common shares at AWR’s annual meetings in 2003 and 2004 and 3,000 shares common shares at AWR’s annual meetings in 2005 and 2006.

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

Commencing with AWR’s 2009 annual meeting, all directors are entitled to receive restricted stock units equal to two times the annual retainer, regardless of their number of years of service on the board at each annual meeting.  All stock options and restricted stock units have been granted with dividend equivalent rights payable in the form of additional restricted stock units.

The stock options granted under the 2003 Directors Plan are nonqualified stock options which must be exercised within ten years after the date of grant. The exercise price of the stock options is equal to the fair market value of Common Shares on the date of grant. Stock options granted under the 2003 Directors Plan are fully vested and exercisable upon the date of grant.  Restricted stock units with respect to dividend equivalent rights on stock options credited to the non-employee director are payable in Common Shares on the earlier of the date on which the stock option is exercised and three years from the date of grant of the stock option.

Restricted stock units granted prior to 2009 and restricted stock units with respect to dividend equivalent rights with respect thereto are payable solely in Common Shares on the date that the participant terminates service as a director.  One-third of the restricted stock units granted in 2009 and thereafter and restricted stock units with respect thereto are payable to each non-employee director at the earlier of the first, second and third anniversaries of the date of grant and the date of termination of service as a director.  Restricted stock units credited to each non-employee director’s restricted stock unit account are at all times fully vested and non-forfeitable.

Effect of Stock-Based Compensation on Net Income

The Registrant recognizes compensation expense related to the fair value of stock-based compensation awards. Share-based compensation cost is measured by the Registrant at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The following table presents share-based compensation expenses for the years ended December 31, 2010, 2009 and 2008.  These expenses resulting from stock options, restricted stock and restricted stock units are included in administrative and general expenses in AWR and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2010	2009	2008	2010	2009	2008
Stock-based compensation related to:
Stock options granted to employees and directors	$579	$631	$789	$438	$417	$617
Restricted stock units granted to employees	645	476	550	443	303	422
Restricted stock units granted to directors	258	226	160	258	226	160
Stock-based compensation recognized in the income statement, before taxes	1,482	1,333	1,499	1,139	946	1,199
Income tax benefit (1)	—	—	—	—	—	—
Total stock-based compensation after income taxes	$1,482	$1,333	$1,499	$1,139	$946	$1,199

(1)         A net income tax benefit is not reflected for GSWC, as its tax benefit recognition was fully offset by the recognition of a regulatory liability as a result of the flow-through treatment of its compensatory expenses for regulatory purposes.

Equity-based compensation cost, capitalized as part of utility plant for the year ended December 31, 2010 was $190,000 for AWR and GSWC. For the year ended December 31, 2009, the equity-based compensation cost, capitalized as part of utility plant was $226,000 and $225,000, respectively, for both AWR and GSWC.  For the year ended December 31, 2008, the equity-based compensation cost, capitalized as part of utility plant was $242,000 and $241,000, respectively, for both AWR and GSWC.

Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Options issued pursuant to the 2000 and 2008 Employee Plans vest and are exercisable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant and expire 10 years from the date of the grant.

Valuation of Stock Options

Registrant estimated the fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Registrant’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Registrant’s expected annual dividend yield. Registrant believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Registrant’s stock options granted during the years ended December 31, 2010, 2009 and 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock units and restricted stock was determined based on the closing trading price of Common Shares on the grant date.

The fair value of each option grant during the years ended December 31, 2010, 2009 and 2008 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Weighted-average fair value of option granted	$7.02	$6.33	$6.78
Risk-free interest rate	2.48%	1.52%	3.49%
Expected annual dividend yield	3.04%	2.84%	2.60%
Expected volatility factor	28.98%	26.67%	23.34%
Expected option term (in years)	5	5	5

Summary of key assumptions — The risk-free interest rate for periods equal to the expected term of the share option was based on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield reflects the current dividend rate at the date of grant. The stock volatility for each grant is measured using the weighted average of historical monthly and daily price changes of the Common Shares over the most recent period equal to the expected option life of the grant. Effective January 1, 2008, Registrant adopted additional Securities and Exchange Commission guidance on share-based payment which requires Registrant to develop expected option terms by reviewing detailed external information about employee exercise behavior.  Accounting guidance also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.

Stock Options — A summary of stock option activity as of December 31, 2010, and changes during the year ended December 31, 2010, are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	669,503	$31.62
Granted	96,669	33.38
Exercised	(30,500)	(28.09)
Forfeited or expired	(9,267)	(31.90)
Options outstanding at December 31, 2010	726,405	$32.00	5.92	$1,796,273
Options exercisable at December 31, 2010	399,961	$30.27	4.19	$1,679,908

The weighted-average grant-date fair value of options granted by Registrant during the year ended December 31, 2010 was $7.02.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the 2010 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2010.  This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $281,000, $138,000 and $417,000, respectively.

During the years ended December 31, 2010, 2009 and 2008, Registrant received approximately $857,000, $309,000 and $690,000, respectively, in cash proceeds from the exercise of its stock options and realized approximately $111,000, $80,000 and $150,000, respectively, of tax benefit for the tax deduction from awards exercised. As of December 31, 2010, approximately $670,000 of total unrecognized compensation cost related to outstanding stock options is expected to be recognized over a remaining period ranging from 0.07 to 2.81 years.

Restricted Stock and Stock Units — A summary of the status of Registrant’s outstanding restricted stock units to employees and directors as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2010	87,233	$31.27
Granted	40,211	33.57
Vested	(21,717)	(34.78)
Forfeited	—	—
Restricted share units at December 31, 2010	105,727	$31.42

As of December 31, 2010, there was approximately $745,000 of total unrecognized compensation cost related to restricted stock units granted under AWR’s employee and director’s stock plans. That cost is expected to be recognized over a remaining period ranging from 0.07 to 2.09 years.

AWR has no restricted stock outstanding as of December 31, 2010.

Note 13 - Business Risks and Commitments

Registrant’s rate-regulated utility operations are engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues in 2010, which is about the same percentage as in 2009 and 2008. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, and general business conditions.

GSWC’s Water Supply:

GSWC obtains its water supply from its operating wells and purchases from others, principally member agencies of the Metropolitan Water District of Southern California (“MWD”). The MWD is a public agency and quasi-municipal corporation created in 1928 by a vote of the electorates of several Southern California cities. MWD’s primary purpose was and is to provide a supplemental supply of water for domestic and municipal uses and purposes at wholesale rates to its member public agencies.  There are 26 member public agencies of MWD, consisting of 14 cities, 11 municipal water districts, and one county water authority.  GSWC has 58 connections to MWD’s water distribution facilities and those of other member water agencies. Its combined MWD water purchases through 6 separate MWD member agencies total more than 75,000 acre feet annually.  MWD’s principal sources of water are the State Water Project and the Colorado River.

GSWC has contracts with MWD member agencies, various governmental entities and other parties to purchase water or water rights for an aggregate amount of $54.0 million as of December 31, 2010.  Contracts for $48.4 million expire on an agreement by agreement basis commencing in 2011 through 2013. Each of these contracts contain minimum take or pay provisions with the terms and conditions varying under each contract. GSWC plans to continue to purchase and use at least the minimum water requirement under the respective contracts in the future. The amount of the remaining obligations was estimated based on current rates per acre-foot. These rates may be changed annually. Also included in the $54.0 million is a remaining commitment of $2.2 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC can exercise an option to renew this agreement for 10 additional years. The remaining amounts of $3.4 million are commitments for purchased water with various third parties which expire commencing in 2013 through 2038.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2010 are as follows, in thousands:

2011	$17,367
2012	16,434
2013	16,222
2014	209
2015	209
Thereafter	3,523
Total	$53,964

Bear Valley Electric:

In October 2008, GSWC executed a purchased power contract with Shell Energy North America (US), LP (“Shell”) that began providing power to BVES effective January 1, 2009 at a fixed cost over three to five year terms for different amounts of power over different time periods under the contract. The main product under the new contract with Shell provides for 13 MWs of electric energy at an average fixed price of $67.15 per MWh beginning January 1, 2009 through November 30, 2013. During the winter peak, another product under the Shell contract provides for 7 MWs of electric energy at an average fixed price of $66.40 per MWh beginning January 1, 2009 through December 31, 2011.  GSWC’s total commitment under this agreement amounts to $40.9 million, of which $23.9 million remains outstanding as of December 31, 2010.

The average minimum load at GSWC’s BVES customer service area has been approximately 11 MWs. The average winter load has been 21 MWs with a winter peak of 44 MWs when the snowmaking machines at the ski resorts are operating.  In addition to the purchased power contracts, GSWC buys additional energy to meet peak demand and sells surplus power as needed. GSWC owns a natural gas-fueled 8.4 MW generation facility that became commercially operational in 2005, and assists GSWC in meeting demand.

On July 17, 2002, the CPUC approved a settlement agreement reached among GSWC, all intervening parties and the then Office of Ratepayer Advocates of the CPUC, which permits GSWC to recover $77 per MWh of purchased power costs through rates. GSWC is only allowed to include up to a weighted annual energy purchase cost of $77 per MWh each year, in its balancing account. To the extent GSWC’s actual average annual weighted cost for purchased power is less than $77 per MWh, the differential helps to recover amounts included in the electric supply balancing account. Conversely, to the extent that actual average annual weighted costs for power purchased exceed the $77 per MWh amount, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed. There was no expense in 2010, 2009 or 2008 over the $77 per MWh cap. As a result of the settlement, GSWC is also permitted to collect a surcharge of 2.2¢ per kilowatt hour from its customers for up to ten years commencing August 2001 to allow GSWC an opportunity to collect amounts remaining in its electric cost balancing account, with interest, incurred by GSWC. In December 2010, GSWC filed an advice letter with the CPUC seeking to extend the 2.2¢ surcharge through December 2012.

The ability of GSWC to deliver purchased power to customers in its BVES service area is limited by the ability of the transmission facilities owned by Edison to transmit this power. GSWC filed a lawsuit against Edison in 2000 for breach of contract as a result of delays in upgrading these transmission facilities as well as for other reasons. As described in Note 2, GSWC and Edison agreed to settle this suit. Under the terms of the agreement, GSWC agreed to pay a $5 million project abandonment fee to Edison and made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004. GSWC agreed to pay Edison an additional $3.6 million over a 15-year term through 180 equal monthly payments of approximately $38,000. All payments made to Edison under this agreement are included in the electric supply cost balancing account.

Operating Leases:

Registrant leases equipment and facilities primarily for its Regional and District offices under non-cancelable operating leases with varying terms, provisions, and expiration dates.  Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2010, 2009 and 2008, Registrant’s consolidated rent expense was approximately $3,437,000, $3,268,000 and $3,371,000 respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2010 are as follows (in thousands):

2011	$3,270
2012	2,197
2013	1,345
2014	916
2015	9
Thereafter	—
Total	$7,737

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

The Town of Apple Valley (the “Town”) abandoned its activities related to a potential condemnation of GSWC’s water systems serving the Town in 2007. However, in January 2011, the Town Council directed staff to update the previously prepared financial feasibility study for the acquisition of GSWC’s water systems.  GSWC’s Apply Valley water systems serve approximately 2,800 customers.

Except for the Town of Apple Valley, Registrant is currently not involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

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

As of December 31, 2010, GSWC has received from Aerojet a total of $5.0 million including interest as payment of the first and second annual installment under the terms of the 2004 settlement agreement. As of December 31, 2010, the unpaid portion of the note receivable is $6.1 million, comprised of $4.8 million in principal and $1.3 million in accrued interest. At this time, management believes the note receivable from Aerojet is fully collectible and has not provided a reserve for uncollectible amounts as of December 31, 2010.  GSWC will continue to assess recoverability of this note receivable.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured.  Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of December 31, 2010, the total spent to clean-up and remediate GSWC’s plant facility is approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of December 31, 2010, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Ballona Plant: During the first quarter of 2008, hydrocarbon contaminated soil was found at a plant site (“Ballona Plant”) located in GSWC’s Southwest customer service area where an abandoned water tank was demolished. All contaminated soil was removed and replaced with clean soil. The clean-up was completed during the first quarter of 2010.  The final Removal Action Completion Report (“RACR”) was submitted to the Site Mitigation Unit (“SMU”) on May 10, 2010.  The SMU reviewed the RACR and issued a no further action letter.  The letter states that the SMU concurs with the contents of the RACR, which states that the site contamination has been satisfactorily mitigated for the current use and no further action is required at the subject site. Clean-up costs incurred through December 31, 2010 totaled approximately $337,000.  Historically, the costs for this type of cleanup have been included in rate base for recovery.

Other Litigation:

Two former officers of GSWC filed a lawsuit against both AWR and GSWC alleging among other things, wrongful termination and retaliation against the former officers.  GSWC filed a cross-complaint against the former officers.  The lawsuits were filed on November 15, 2007 in the Los Angeles Superior Court. On February 15, 2010, the parties agreed to mutually settle the matter and a Settlement Agreement was executed. Among other things, the Settlement Agreement releases GSWC from claims of the former officers.  The Settlement Agreement further provides that there was no admission of liability by any of the parties and that each party denies any liability to the other.  As a result of this matter, Registrant recorded a pre-tax charge of $3.8 million during the fourth quarter of 2009 for legal and settlement costs. This charge has been reflected in administrative and general expenses in the Consolidated Statements of Income.

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

Note 15 - Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age of and type of distribution system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2010, GSWC has unconditional purchase obligations for capital projects of approximately $26.1 million.

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

Note 16 — Business Segments

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has two continuing principal business units: water and electric service utility operations conducted through GSWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California.  The operating activities of CCWC have been included in discontinued operations as described in Note 19.  All activities of CCWC are located in the state of Arizona. Both GSWC and CCWC are rate-regulated utilities.

Activities of ASUS and its subsidiaries are conducted in California, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  ASUS’s wholly owned subsidiaries are regulated (but not as to rates) by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operation and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’s subsidiaries are incorporated.

On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries.

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries, and other matters. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash, and exclude property installed by developers and conveyed to GSWC and CCWC and installations paid for by the U.S. government or others at ASUS and its subsidiaries.

	As Of And For The Year Ended December 31, 2010
	GSWC		CCWC		ASUS	AWR		Consolidated
(dollars in thousands)	Water	Electric	Water		Contracts	Parent		AWR
Operating revenues	$290,781	$35,801	$—		$72,360	$—		$398,942
Operating income (loss)	58,121	5,680	(1,103	)(1)	11,487	(366)		73,819
Interest expense, net	17,803	1,498	—		(224)	153		19,230
Identifiable assets	813,942	37,425	—		3,589	—		854,956
Depreciation and amortization expense	34,360	2,240	—		805	—		37,405
Net income from discontinued operations	—	—	2,532	(2)	—	(426	)(4)	2,106
Capital additions	74,264	2,700	688		1,398	—		79,050

	As Of And For The Year Ended December 31, 2009
	GSWC		CCWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water		Contracts	Parent	AWR
Operating revenues	$265,197	$28,922	$—		$59,132	$—	$353,251
Operating income (loss)	64,039	(553)	(915	)(1)	6,358	(87)	68,842
Interest expense, net	18,327	2,173	—		351	137	20,988
Identifiable assets	781,874	37,170	—		2,983	—	822,027
Depreciation and amortization expense	28,609	2,258	—		664	—	31,531
Net income from discontinued operations	—	—	157		—	—	157
Capital additions	72,702	1,869	1,488		1,400	—	77,459

	As Of And For The Year Ended December 31, 2008
	GSWC			CCWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric		Water		Contracts	Parent	AWR
Operating revenues	$240,464	$28,424		$—		$42,358	$—	$311,246
Operating income (loss)	61,584	1,334	(3)	(843	)(1)	(988)	(149)	60,938
Interest expense, net	16,059	1,818		—		888	280	19,045
Identifiable assets	740,073	37,770		—		2,305	—	780,148
Depreciation and amortization expense	26,788	2,209		—		513	—	29,510
Net loss from discontinued operations	—	—		(3,991)		—	—	(3,991)
Capital additions	71,563	1,529		2,597		1,329	—	77,018

(1)         Operating income (loss) include CCWC’s allocated corporate overhead costs that are expected to continue primarily at GSWC.

(2)         In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.  Identifiable assets for CCWC were $44.0 million, $44.4 million and $45.1 million as of December 31, 2010, 2009 and 2008, respectively.

(3)         Includes $1,554,000 unrealized gain on purchased power contracts.

(4)         Included in discontinued operations for the year ended December 31, 2010 are direct transaction costs of $708,000 ($426,000 after tax) for legal and consulting services in connection with the sale of CCWC.

Note 17 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2010, 2009 and 2008 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2010	2009	2008
Balance at beginning of year	$1,158	$1,220	$1,640
Provision charged to expense	1,083	1,046	891
Accounts written off, net of recoveries	(1,190)	(1,108)	(1,311)
Balance at end of year	$1,051	$1,158	$1,220

Allowance for doubtful accounts related to accounts receivable-customer	$670	$657	$632
Allowance for doubtful accounts related to receivable from U.S. government	43	67	121
Allowance for doubtful accounts related to other accounts receivable	338	434	467
Total allowance for doubtful accounts	$1,051	$1,158	$1,220

	GSWC
	December 31,
(dollars in thousands)	2010	2009	2008
Balance at beginning of year	$1,088	$1,039	$961
Provision charged to expense	1,083	1,046	1,075
Accounts written off, net of recoveries	(1,166)	(997)	(997)
Balance at end of year	$1,005	$1,088	$1,039

Allowance for doubtful accounts related to accounts receivable-customer	$670	$657	$632
Allowance for doubtful accounts related to other accounts receivable	335	431	407
Total allowance for doubtful accounts	$1,005	$1,088	$1,039

Note 18 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2010	2009	2008	2010	2009	2008
Taxes and Interest Paid:
Income taxes paid	$22,287	$14,858	$13,353	$16,310	$15,172	$13,185
Interest paid	21,632	20,217	20,640	21,016	19,534	19,104

Non-Cash Transactions:
Property installed by developers and conveyed	$3,471	$3,838	$7,284	$3,471	$2,998	$5,567

Note 19 — Discontinued Operations:

On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $35.0 million, including the assumption of approximately $6.0 million of long-term debt.  Approximately $29.0 million in cash will be paid to AWR at closing. The purchase price is subject to certain adjustments for changes in retained earnings. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the Arizona Corporation Commission, which is anticipated to be received in 2011.  Therefore, no gain on disposal of CCWC has been recorded for the year ended December 31, 2010, pending regulatory approval.  Had the transaction closed as of December 31, 2010, AWR would have recognized a pretax gain on disposal of approximately $5.8 million, net of transaction costs of $708,000. The assets and liabilities of CCWC have been classified as current assets and liabilities held for sale as of December 31, 2010.

The carrying amounts of the major classes of assets and liabilities of CCWC included in discontinued operations are as follows:

	December 31,	December 31,
(dollars in thousands)	2010	2009
Assets:
Utility Plant, net	$44,085	$44,391
Goodwill, net	3,321	3,321
Other assets	3,477	2,465
Total assets of discontinued operations	$50,883	$50,177

Liabilities:
Advances and contributions in aid of construction, net	$17,867	$18,035
Long term debt	5,645	5,975
Other liabilities	3,519	2,996
Total liabilities of discontinued operations	$27,031	$27,006

Regulatory Matters:

On October 8, 2009, despite previous rulings in prior proceedings on similar matters, the ACC ordered CCWC to treat the entire gain of $1,520,000 from a settlement agreement with the Fountain Hills Sanitary District (“FHSD”) as a reduction to rate base.  As a result, CCWC recognized a loss of $760,000 during the third quarter of 2009, which effectively reversed the original gain recorded in 2005.  In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.   The ACC granted CCWC’s request to hold a rehearing on this issue and one other issue.  On January 27, 2010, a procedural conference was held with the judge and the staff of the ACC involved in the rate case to address a schedule for the rehearing. The rehearing was held in April 2010 and a final decision by the ACC is expected in 2011.  At this time, management is unable to predict the outcome of this matter.

Goodwill:

At December 31, 2010, CCWC had approximately $3.3 million of goodwill that arose during AWR’s acquisition of CCWC in October 2000 and represents the remaining difference between the aggregate purchase price and the fair value of CCWC’s net assets acquired.  CCWC’s goodwill is reduced on an ongoing basis to reflect the total tax benefit realized from amortizing, for tax purposes, the excess of tax over book goodwill basis in accordance with guidance on accounting for income taxes.

In accordance with the accounting guidance for goodwill and other intangibles, CCWC’s goodwill is tested for impairment at least annually on December 31 and more frequently if circumstances indicate that it may be impaired. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. Registrant uses the terminal multiple valuation method in estimating fair value which assumes a business will be sold at the end of the projection period at a specific terminal multiple.  Earnings and discounted cash flows were developed from Registrant’s internal forecasts.  Additionally, management must make an estimate of a weighted average cost of capital to be used as a discount rate, which takes into account certain risk and size premiums, long-term bond yields, and the capital structure of the industry. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the impairment model, which could significantly change the amount of any impairment ultimately recorded.

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

During the fourth quarter ended December 31, 2008, based on a combination of factors, including the recent economic downturn, as well as the current regulatory environment in Arizona resulting in regulatory lags and lower than anticipated rate increases, Registrant determined that its goodwill for CCWC was impaired and recorded a charge of $7.7 million included below in CCWC’s 2008 consolidated statement of income statement.  The current impairment analysis performed for 2010 did not indicate impairment had occurred for the current goodwill amount of $3.3 million since the purchase price from the pending sale with EPCOR is above book value.  The changes in the carrying amount of CCWC’s goodwill for the years ended December 31, 2010 and 2009 are summarized as follows (in thousands):

Goodwill at December 31, 2008	$3,494
Income tax amortization	(173)
Goodwill at December 31, 2009	3,321
Income tax amortization	—
Goodwill at December 31, 2010	$3,321

Long-Term Debt:

CCWC has outstanding obligations under Industrial Development Authority Bonds (“IDA Bonds”).  Substantially all of the utility plant of CCWC is pledged as collateral for its IDA Bonds. The Bond Agreement, among other things: (i) requires CCWC to maintain certain financial ratios; (ii) restricts CCWC’s ability to incur additional debt, make liens, sell, lease or dispose of assets, merge with another corporation, and pay dividends, and (iii) requires CCWC to establish a debt service reserve fund held in trust for future payments, which totaled approximately $656,000 as of December 31, 2010 and 2009.  As previously mentioned, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $35.0 million, including the assumption of approximately $6.0 million of long-term debt.

Annual maturities of CCWC’s long-term debt amount to approximately $345,000, $365,000, $390,000, $405,000, $430,000 and $3,710,000 for each fiscal year through December 31, 2015 and thereafter, respectively.

Advances and Contributions in Aid of Construction, net:

For CCWC, advances for construction represent amounts advanced by developers which are refundable over 10 to 20 years. Refund amounts under the CCWC contracts are based on annual revenues from the extensions, as authorized by the ACC. After all refunds are made, any remaining balance is transferred to contributions-in-aid of construction.  Utility plant funded by advances and contributions is excluded from rate base.  Generally, CCWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property. During 2010, 2009 and 2008, approximately $482,000, $1.1 million and $993,000, respectively, of CCWC’s advances that expired were transferred to contributions-in-aid of construction. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property.

A summary of discontinued operations presented in the consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	For The Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Operating revenues	$8,745	$7,722	$7,472

Supply costs	1,467	1,761	1,412
Other operating expenses (1)	2,770	5,309	12,193
Total operating expenses	4,237	7,070	13,605

Operating income (loss)	4,508	652	(6,133)

Interest expense, net	(356)	(371)	(447)

Income (loss) before income taxes	4,152	281	(6,580)

Income tax expense/(benefit) (2)	1,620	124	(2,589)
Net income (loss)	2,532	157	(3,991)

Transaction costs, net of taxes (3)	426	—	—
Income (loss) from discontinued operations (4)	$2,106	$157	$(3,991)

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

(3)         Included in discontinued operations for the twelve months ended December 31, 2010 are direct transaction costs of $708,000 for legal and consulting services in connection with the pending sale of CCWC.

(4)         Corporate overhead costs allocated to CCWC have been excluded from discontinued operations.  The majority of these costs are expected to continue primarily at GSWC.  Accordingly, these corporate overhead costs have been included in other operating expenses and administrative and general expenses as part of continuing operations in the consolidated statements of income.  Such costs allocated to CCWC that have been reflected as part of continuing operations amounted $1,103,000, $915,000, and $843,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 20 — Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of basic earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2010
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)	Year
Operating revenues from continuing operations	$88,466	$95,476	$111,300	$103,700	$398,942
Operating income from continuing operations	19,151	21,150	16,897	16,621	73,819
Income from continuing operations, net of tax	8,290	8,870	5,669	8,262	31,091
Income from discontinued operations, net of tax	200	105	983	818	2,106
Basic earnings per share:
Income from continuing operations	0.45	0.47	0.31	0.44	1.67
Income from discontinued operations	0.01	0.01	0.05	0.04	0.11
Diluted earnings per share:
Income from continuing operations*	0.44	0.47	0.30	0.44	1.66
Income from discontinued operations	0.01	0.01	0.05	0.04	0.11

	GSWC
	For The Year Ended December 31, 2010
(in thousands)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)	Year
Operating revenues	$67,036	$80,661	$90,551	$88,334	$326,582
Operating income	11,659	19,779	13,985	18,378	63,801
Net Income	3,564	8,094	4,153	9,299	25,110

	AWR
	For The Year Ended December 31, 2009
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)	Year
Operating revenues from continuing operations	$77,993	$91,691	$99,325	$84,242	$353,251
Operating income from continuing operations	11,468	24,266	22,668	10,440	68,842
Income from continuing operations, net of tax	5,028	11,415	9,891	3,040	29,374
Income from discontinued operations, net of tax	(96)	84	(193)	362	157
Basic earnings per share:
Income from continuing operations *	0.28	0.64	0.53	0.16	1.62
Income from discontinued operations	—	—	(0.01)	0.02	0.01
Diluted earnings per share:
Income from continuing operations	0.28	0.64	0.53	0.16	1.61
Income from discontinued operations	—	—	(0.01)	0.02	0.01

	GSWC
	For The Year Ended December 31, 2009
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)	Year
Operating revenues	$63,810	$78,183	$82,684	$69,442	$294,119
Operating income	10,623	23,523	20,453	8,887	63,486
Net Income	3,693	10,914	8,542	2,224	25,373

 *  The sum of the quarterly 2009 basic and 2010 diluted earnings per share amounts do not agree to the yearly totals due to rounding.

(1)   The third quarter of 2010 reflects a $9.0 million pretax charge related to the impairment of assets and loss contingencies in connection with regulatory matters as a result of proposed decisions issued in October 2010.

(2)   The fourth quarter of 2010 reflects an additional $7.6 million pretax charge related to the impairment of assets and loss contingencies in connection with developments in regulatory matters including the issuance of a final decision by the CPUC on Regions II and III rate case received in November 2010.  In addition, the fourth quarter of 2010 reflects retroactive rates related to the first nine months of 2010 totaling $9.4 million.

(3)   The fourth quarter of 2009 reflects a $3.8 million pretax charge related to legal and settlement costs in connection with a settlement reached between GSWC and two former officers of GSWC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American State Water Company:

In our opinion, the accompanying consolidated balance sheets, statements of capitalization, and the related consolidated statements of income, common shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (“the Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2), presented fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 11, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholder of Golden State Water Company:

In our opinion, the accompanying balance sheets, statements of capitalization, and the related statements of income, common shareholder’s equity, and cash flows present fairly, in all material respects, the financial position of Golden State Water Company (“GSWC”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of GSWC’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 11, 2011

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

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, the effectiveness of AWR’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	ROBERT J. SPROWLS	/s/	EVA G. TANG
	Robert J. Sprowls		Eva G. Tang
	President, Chief Executive Officer		Chief Financial Officer,
Senior Vice President - Finance,
Treasurer and Corporate Secretary

March 11, 2011

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

(b)    Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2010.

(c)    Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to Part III, Item 10 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the captions therein entitled: (i) “Proposal 1:  Election of Directors”; (ii) “Executive Officers”; (iii) “Governance of the Company”;  (iv) “Stock Ownership”; (v) “Nominating and Governance Committee”; (vi) “Audit and Finance Committee;”,and (vii) “Obtaining Additional Information From Us” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11. Executive Compensation

Information responsive to Part III, Item 11 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the captions therein entitled: (i) “Proposal 1:  Election of Directors”; (ii) “ Executive Officers;” and (iii) “Compensation Committee” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the caption entitled “Stock Ownership”, and is incorporated herein by reference pursuant to General Instruction G(3).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to Part III, Item 13 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the caption therein entitled “Governance of the Company” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services

Information responsive to Part III, Item 14 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the caption therein entitled “Proposal 3:  Ratification of Auditors” and is incorporated herein by reference pursuant to General Instruction G(3).

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

3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K, filed January 4, 2008

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed January 2, 2009

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Exhibit 3.3 of Registrant’s Form 10-K/A for the year ended December 31, 2003

3.4	Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005

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

4.3

Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank, ACB, incorporated herein by reference to Exhibit 10.16 to Registrant’s Form 10-K filed on March 13, 2009

4.4

Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 incorporated herein by reference to Exhibit 4.1 of American States Water Company’s Form 10-Q for the quarter ended June 30, 2009

10.1	Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151 (2)

10.2

Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151

10.3

Note Agreement dated as of May 15, 1991 between Golden State Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991

10.4

Schedule of omitted Note Agreements, dated May 15, 1991, between Golden State Water Company and Transamerica Annuity Life Insurance Company, and Golden State Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991

10.5

Loan Agreement between California Pollution Control Financing Authority and Golden State Water Company, dated as of December 1, 1996 incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K for the year ended December 31, 1998

10.6

Agreement for Financing Capital Improvement dated as of June 2, 1992 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1992

10.7

Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.15 of Registrant’s Form 10-K with respect to the year ended December 31, 1994

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

10.11	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 20, 2009(2)

10.12	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 23, 2008 (2)

10.13

Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA, dated as of December 1, 1997 incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.14

Subcontract among the United States, Central Arizona Water Conservation District and Chaparral City Water Company providing for water service, dated as of December 6, 1984 incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.15

Contract between the United States and Chaparral City Water Company service, dated as of December 6, 1984 for construction of a water distribution system incorporated by reference to Exhibit 10.21 Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.16

Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 27, 2010

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

10.21

Water Sale Agreement dated as of January 31, 2006 between Natomas Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant’s Form 8-K filed February 3, 2006

10.22

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed November 5, 2008 (2)

10.23

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 5, 2008 (2)

10.23

Form of Amendment to Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant’s Form 8-K filed November 5, 2008 (2)

10.25	2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.26

Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated for stock options granted prior to January 1, 2011 herein by reference to Exhibit 10.3 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.27	2010 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 6, 2010(2)

10.28	Form of Award Agreement for Awards under the 2010 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 6, 2010(2)

10.29	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.30	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.31	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.32

Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 4, 2011

10.33

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards after December 31, 2010 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 4, 2011

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

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS	March 11, 2011
Lloyd E. Ross
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS	March 11, 2011
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of GSWC

/s/ EVA G. TANG	March 11, 2011
Eva G. Tang
Principal Financial and Accounting Officer,
Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ JAMES L. ANDERSON	March 11, 2011
James L. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ	March 11, 2011
Diana M. Bontá
Director of AWR and GSWC

/s/ N.P. DODGE, JR.	March 11, 2011
N.P. Dodge, Jr.
Director of AWR and GSWC

/s/ ANNE M. HOLLOWAY	March 11, 2011
Anne M. Holloway
Director of AWR and GSWC

/s/ ROBERT F. KATHOL	March 11, 2011
Robert F. Kathol
Director of AWR and GSWC

/s/ GARY F. KING	March 11, 2011
Gary F. King
Director of AWR and GSWC

/s/ JAMES F. MCNULTY	March 11, 2011
James F. McNulty
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2010	2009
Assets

Cash and equivalents	$2,091	$70
Inter-company loan receivables	48,475	26,000
Income taxes receivable	1,291	—
Deferred income taxes - current	641	—
Total current assets	52,498	26,070

Investments in subsidiaries	385,407	349,296
Other assets	2,347	2,335
Total assets	$440,252	$377,701

Liabilities and Capitalization

Note payable to bank	$60,900	$17,400
Income taxes payable	992	738
Deferred taxes and other liabilities	240	133
Total current liabilities	62,132	18,271

Deferred taxes	126	—
Income taxes payable and other liabilities	453	—
Total other liabilities	579	—

Common shareholders’ equity	377,541	359,430
Total capitalization	377,541	359,430

Total liabilities and capitalization	$440,252	$377,701

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008
Operating revenues and other income	$—	$24	$18
Operating expenses	1,385	223	428
Operating loss	(1,385)	(199)	(410)

Equity in earnings of subsidiaries	34,165	28,768	22,177

Income before income taxes	32,780	28,569	21,767

Income tax benefit	(417)	(962)	(238)

Net income	$33,197	$29,531	$22,005

Weighted Average Number of Common Shares Outstanding	18,585	18,052	17,262
Basic Earnings Per Common Share	$1.78	$1.63	$1.27

Weighted Average Number of Diluted Common Shares Outstanding	18,736	18,188	17,394
Fully Diluted Earnings per Common Share	$1.77	$1.62	$1.26

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2010	2009	2008

Cash Flows From Operating Activities	$17,627	$18,995	$12,368

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	(22,475)	20,351	(4,611)
Increase in investment of subsidiary	(20,000)	—	(30,000)
Net cash provided (used) in investing activities	(42,475)	20,351	(34,611)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	1,838	35,796	1,173
Proceeds from stock option exercises	857	309	690
Net change in notes payable to banks	43,500	(57,300)	37,500
Dividends paid	(19,326)	(18,098)	(17,257)
Net cash provided (used) in financing activities	26,869	(39,293)	22,106
`
Increase (decrease) in cash and equivalents	2,021	53	(137)
Cash and equivalents at beginning of period	70	17	154

Cash and equivalents at the end of period	$2,091	$70	$17

Cash dividends received from Golden State Water Company	$19,600	$19,400	$13,200

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1 — Basis of Presentation

The accompanying condensed financial statements of AWR (parent) should be read in conjunction with the consolidated financial statements and notes thereto of American States Water Company and subsidiaries (“Registrant”) included in Part II, Item 8 of this Form 10-K.  AWR’s (parent) significant accounting policies are consistent with those of Registrant and its wholly-owned subsidiary, Golden State Water Company (“GSWC”), except that all subsidiaries are accounted for as equity method investments.   Certain prior-period amounts were reclassified on the condensed statements of income to conform to 2010 financial statement presentation.

Note 2 — Note Payable to Banks

AWR (parent) established a syndicated credit facility, as amended, that expires in May 2013, which provides for borrowings up to $100.0 million.  AWR may, under the terms of the amended credit agreement, elect to increase the aggregate bank commitments by up to $40.0 million. Under the terms of this facility, either AWR (parent) or GSWC may obtain letters of credit for up to an aggregate of $25.0 million. GSWC has obtained letters of credit, in the aggregate amount of $11.0 million, including: (i) a letter of credit with a fee of 1.2%, in the amount of $6.3 million, in favor of a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) letters of credit with a fee of 1.2%, in an aggregate amount of $540,000 as security for the Company’s business automobile insurance policy; (iii) a letter of credit with a fee of 1.2%, in an amount of $585,000 as security for the purchase of power; and (iv) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Edison to cover Registrant’s commitment to pay the settlement amount.  There were no compensating balances required. Loans can be obtained at the option of AWR (parent) and bear interest at rates based on credit ratings and Euro rate margins.

At December 31, 2010, $60.9 million was outstanding under this facility. AWR (parent) borrows under this facility and provides loans to its subsidiaries, including GSWC, in support of its operations, under terms that are similar to that of the credit facility. AWR’s (parent) short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2010	2009	2008
Balance Outstanding at December 31,	$60,900	$17,400	$74,700
Interest Rate at December 31,	1.47%	0.87%	1.82%
Average Amount Outstanding	$37,623	$33,697	$57,429
Weighted Average Annual Interest Rate	1.40%	1.18%	3.32%
Maximum Amount Outstanding	$63,900	$78,700	$88,500

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR (parent) must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.  As of December 31, 2010, 2009 and 2008, AWR (parent) was in compliance with these requirements.

Note 3 — Income Taxes

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  On February 20, 2009, California’s governor signed two bills into law that amended and added several new provisions to California’s Revenue and Taxation Code.  This resulted in the recording of a benefit of approximately $918,000 during the first quarter of 2009, without a material change through the end of 2009 and 2010. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.

Note 4 — Transaction Costs

On June 7, 2010, Registrant entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of its wholly-owned subsidiary, Chaparral City Water Company (“CCWC”), for a total purchase price of $35.0 million, including the assumption of approximately $6.0 million of long-term debt.  Approximately $29.0 million in cash will be paid to AWR at closing. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the Arizona Corporation Commission, which is anticipated to be received in 2011.  In connection with the sale of CCWC, direct transaction costs of $708,000 for legal and consulting services are included in the operations of AWR (parent).