Form 10-Q
period 2011-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2011-05-06
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

or

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

As of May 4, 2011, the number of Common Shares outstanding, of American States Water Company was 18,661,973 shares. As of May 4, 2011, all of the 142 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

Forward-Looking Information

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.   For example, when we use words such as “believes,” “anticipates,” “expects,” “plans,” “estimates,” “intends,” “may” and other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Such statements address future events and conditions concerning such matters as our ability to raise capital, capital expenditures, earnings, litigation, rates, electric and water sales and conservation, water quality and other regulatory matters, adequacy of water supplies, our ability to recover electric, natural gas and water supply costs from customers, contract operations, liquidity and capital resources, and accounting matters.

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2011	December 31, 2010
Property, Plant and Equipment
Regulated utility plant, at cost	$1,249,954	$1,227,107
Non utility property, at cost	6,382	5,904
Total	1,256,336	1,233,011
Less - Accumulated depreciation	(388,347)	(378,055)
Net property, plant and equipment	867,989	854,956

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	11,001	10,981
Total other property and investments	12,117	12,097

Current Assets
Cash and cash equivalents	2,371	4,197
Accounts receivable — customers (less allowance for doubtful accounts of $653 in 2011 and $657 in 2010)	16,779	17,507
Unbilled revenue	21,874	20,348
Receivable from the U.S. government (less allowance for doubtful accounts of $43 in 2011 and 2010)	8,423	3,689
Other accounts receivable (less allowance for doubtful accounts of $355 in 2011 and $338 in 2010)	9,036	7,808
Income taxes receivable	8,967	12,342
Materials and supplies, at average cost	2,442	2,161
Regulatory assets — current	35,438	34,152
Prepayments and other current assets	5,174	6,157
Costs and estimated earnings in excess of billings on uncompleted contracts	33,086	36,924
Deferred income taxes — current	8,948	8,816
Assets of discontinued operations (Note 10)	51,641	50,883
Total current assets	204,179	204,984

Regulatory and Other Assets
Regulatory assets	99,628	101,801
Other accounts receivable	3,953	3,777
Costs and estimated earnings in excess of billings on uncompleted contracts	8,220	5,824
Deferred income taxes	490	495
Other	7,972	8,101
Total regulatory and other assets	120,263	119,998

Total Assets	$1,204,548	$1,192,035

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2011	December 31, 2010
Capitalization
Common shares, no par value	$228,024	$227,385
Earnings reinvested in the business	152,873	150,156
Total common shareholders’ equity	380,897	377,541
Long-term debt	299,763	299,839
Total capitalization	680,660	677,380

Current Liabilities
Notes payable to banks	60,900	60,900
Long-term debt — current	382	376
Accounts payable	42,908	36,155
Income taxes payable	4,189	2,277
Accrued employee expenses	9,705	8,084
Accrued interest	5,244	3,256
Deferred income taxes — current	119	88
Unrealized loss on purchased power contracts	6,874	6,850
Billings in excess of costs and estimated earnings on uncompleted contracts	23,052	16,808
Other	15,257	17,017
Liabilities of discontinued operations (Note 10)	27,360	27,031
Total current liabilities	195,990	178,842

Other Credits
Advances for construction	78,010	78,325
Contributions in aid of construction - net	95,467	95,460
Deferred income taxes	98,809	101,917
Unamortized investment tax credits	2,041	2,063
Accrued pension and other postretirement benefits	43,988	42,152
Billings in excess of costs and estimated earnings on uncompleted contracts	2,392	8,618
Other	7,191	7,278
Total other credits	327,898	335,813

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,204,548	$1,192,035

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010
Operating Revenues
Water	$64,326	$56,057
Electric	10,724	10,979
Contracted services	19,257	21,430
Total operating revenues	94,307	88,466

Operating Expenses
Water purchased	8,661	8,002
Power purchased for pumping	1,536	1,556
Groundwater production assessment	2,626	2,622
Power purchased for resale	3,875	3,669
Supply cost balancing accounts	5,079	3,815
Other operation expenses	6,917	6,684
Administrative and general expenses	18,984	18,628
Depreciation and amortization	9,737	8,359
Maintenance	3,726	4,193
Property and other taxes	3,552	3,622
Construction expenses	11,619	8,168
Net gain on sale of property	—	(3)
Total operating expenses	76,312	69,315

Operating Income	17,995	19,151

Other Income and Expenses
Interest expense	(5,744)	(5,657)
Interest income	137	660
Other — net	80	64
Total other income and expenses	(5,527)	(4,933)

Income from continuing operations before income tax expense	12,468	14,218
Income tax expense	5,513	5,928
Income from continuing operations	6,955	8,290

Income from discontinued operations, net of tax	634	200

Net Income	$7,589	$8,490

Basic Earnings Per Common Share
Income from continuing operations	$0.37	$0.45
Income from discontinued operations	0.03	0.01
Net Income	$0.40	$0.46

Fully Diluted Earnings Per Share
Income from continuing operations	$0.37	$0.44
Income from discontinued operations	0.03	0.01
Net Income	$0.40	$0.45
Weighted Average Number of Shares Outstanding	18,648	18,546
Weighted Average Number of Diluted Shares	18,778	18,666
Dividends Declared Per Common Share	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$7,589	$8,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,718	8,842
Net gain on sale of property	—	(3)
Provision for doubtful accounts	238	347
Deferred income taxes and investment tax credits	(3,322)	(572)
Stock-based compensation expense	402	459
Other — net	(120)	88
Changes in assets and liabilities:
Accounts receivable — customers	609	3,533
Unbilled revenue	(1,584)	(605)
Other accounts receivable	(1,410)	527
Receivable from the U.S. government	(4,734)	(5,653)
Materials and supplies	(281)	(190)
Prepayments and other current assets	1,086	863
Regulatory assets — supply cost balancing accounts	5,079	3,815
Costs and estimated earnings in excess of billings on uncompleted contracts	1,442	(6,549)
Other assets (including other regulatory assets)	(3,482)	(10,613)
Accounts payable	89	(444)
Income taxes receivable/payable	5,193	6,702
Billings in excess of costs and estimated earnings on uncompleted contracts	18	7,989
Accrued pension and other postretirement benefits	2,292	1,772
Other liabilities	1,937	1,063
Net cash provided	20,759	19,861

Cash Flows From Investing Activities:
Construction expenditures	(17,474)	(15,976)
Proceeds from sale of property	—	17
Net cash used	(17,474)	(15,959)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	455	515
Proceeds from stock option exercises	—	51
Receipt of advances for and contributions in aid of construction	1,187	889
Refunds on advances for construction	(921)	(445)
Repayments of long-term debt	(70)	(68)
Net change in notes payable to banks	—	3,600
Dividends paid	(4,849)	(4,822)
Other — net	(292)	(227)
Net cash used	(4,490)	(507)

Net (decrease) increase in cash and cash equivalents	(1,205)	3,395
Cash and cash equivalents, beginning of period	5,494	1,685
Cash and cash equivalents, end of period	4,289	5,080
Less cash and cash equivalents of discontinued operations	1,918	191
Cash and cash equivalents of continuing operations	$2,371	$4,889

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2011	December 31, 2010
Utility Plant
Utility plant, at cost	$1,249,954	$1,227,107
Less - Accumulated depreciation	(385,814)	(375,740)
Net utility plant	864,140	851,367

Other Property and Investments	8,919	8,899

Current Assets
Cash and cash equivalents	1,095	1,541
Accounts receivable-customers (less allowance for doubtful accounts of $653 in 2011 and $670 in 2010)	16,779	17,507
Unbilled revenue	21,874	20,348
Inter-company receivable	3,375	2,057
Other accounts receivable (less allowance for doubtful accounts of $352 in 2011 and $355 in 2010)	4,252	6,174
Income taxes receivable from Parent	3,183	7,421
Materials and supplies, at average cost	1,913	1,779
Regulatory assets — current	35,438	34,152
Prepayments and other current assets	4,745	5,695
Deferred income taxes — current	7,914	7,814
Total current assets	100,568	104,488

Regulatory and Other Assets
Regulatory assets	99,628	101,801
Other accounts receivable	3,953	3,777
Other	8,127	8,146
Total regulatory and other assets	111,708	113,724

Total Assets	$1,085,335	$1,078,478

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2011	December 31, 2010
Capitalization
Common shares, no par value	$217,300	$217,149
Earnings reinvested in the business	142,526	141,146
Total common shareholder’s equity	359,826	358,295
Long-term debt	299,763	299,839
Total capitalization	659,589	658,134

Current Liabilities
Long-term debt — current	382	376
Accounts payable	30,605	25,463
Inter-company payable	35,050	34,575
Accrued employee expenses	8,569	7,212
Accrued interest	5,239	3,251
Unrealized loss on purchased power contracts	6,874	6,850
Other	14,061	16,032
Total current liabilities	100,780	93,759

Other Credits
Advances for construction	78,010	78,325
Contributions in aid of construction - net	95,467	95,460
Deferred income taxes	98,367	101,474
Unamortized investment tax credits	2,041	2,063
Accrued pension and other postretirement benefits	43,988	42,152
Other	7,093	7,111
Total other credits	324,966	326,585

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,085,335	$1,078,478

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Operating Revenues
Water	$64,326	$56,057
Electric	10,724	10,979
Total operating revenues	75,050	67,036

Operating Expenses
Water purchased	8,661	8,002
Power purchased for pumping	1,536	1,556
Groundwater production assessment	2,626	2,622
Power purchased for resale	3,875	3,669
Supply cost balancing accounts	5,079	3,815
Other operation expenses	5,714	5,889
Administrative and general expenses	14,862	14,897
Depreciation and amortization	9,516	8,182
Maintenance	2,984	3,598
Property and other taxes	3,159	3,147
Total operating expenses	58,012	55,377

Operating Income	17,038	11,659

Other Income and Expenses
Interest expense	(5,613)	(5,580)
Interest income	135	150
Other — net	78	57
Total other income and expenses	(5,400)	(5,373)

Income from operations before income tax expense	11,638	6,286

Income tax expense	5,236	2,722

Net Income	$6,402	$3,564

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$6,402	$3,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,516	8,182
Provision for doubtful accounts	225	335
Deferred income taxes and investment tax credits	(3,480)	(604)
Stock-based compensation expense	315	242
Other — net	(113)	(3)
Changes in assets and liabilities:
Accounts receivable — customers	520	3,401
Unbilled revenue	(1,526)	(577)
Other accounts receivable	1,729	1,052
Materials and supplies	(134)	(76)
Prepayments and other current assets	950	832
Regulatory assets — supply cost balancing accounts	5,079	3,815
Other assets (including other regulatory assets)	(3,628)	(10,602)
Accounts payable	(1,516)	(2,580)
Inter-company receivable/payable	157	2,193
Income taxes receivable/payable from/to Parent	4,238	3,315
Accrued pension and other postretirement benefits	2,292	1,772
Other liabilities	1,380	287
Net cash provided	22,406	14,548

Cash Flows From Investing Activities:
Construction expenditures	(16,822)	(15,738)
Proceeds from sale of property	—	14
Net cash used	(16,822)	(15,724)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	1,187	871
Refunds on advances for construction	(910)	(445)
Repayments of long-term debt	(70)	(68)
Net change in inter-company borrowings	(1,000)	4,700
Dividends paid	(5,000)	(4,800)
Other — net	(237)	(178)
Net cash (used) provided	(6,030)	80

Net decrease in cash and cash equivalents	(446)	(1,096)
Cash and cash equivalents, beginning of period	1,541	1,096
Cash and cash equivalents, end of period	$1,095	$—

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 256,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 electric customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters.  AWR’s assets and operating income are primarily those of GSWC.

CCWC is a public utility regulated by the Arizona Corporation Commission (“ACC”) serving over 13,000 customers in the Town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona. On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $35.0 million, including the assumption of approximately $6.0 million of long-term debt as more fully described in Note 10.  AWR anticipates that the sale will be completed in the second quarter of 2011.

ASUS performs water and wastewater services and operations on a contract basis. Through its wholly owned subsidiaries, ASUS operates and maintains the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances, changes in laws and regulations and changes in wages and fringe benefits to the extent provided in each of the contracts. There is no direct regulatory oversight by either the CPUC or the ACC over AWR or the operation, rates or services provided by ASUS or any of its wholly owned subsidiaries.

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

The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. Investments in partially-owned affiliates are accounted for by the equity method when Registrant’s ownership interest exceeds 20%. The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2010 filed with the SEC.

Related Party Transactions: AWR’s subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of March 31, 2011 and December 31, 2010. The interest rate charged to GSWC and AWR’s other subsidiaries is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors mandated by the CPUC. AWR owns all the outstanding common stock of GSWC, CCWC and ASUS.  ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries.

Long-Term Debt: On April 14, 2011 GSWC sold $62.0 million in aggregate principal amount of its 6% Notes (“the Notes”) due 2041. The Notes will mature on April 15, 2041. Interest on the Notes will accrue and be payable semi-annually in arrears on April 15 and October 15, at the rate of 6% per annum. The Notes will be unsecured and unsubordinated and will rank equally with all of GSWC’s unsecured and unsubordinated debt. A portion of the proceeds were used to redeem $22.0 million of GSWC’s 7.65% Medium-Term Notes, Series B.  As a result, a redemption premium of approximately $421,000 was incurred and expensed in April 2011.  The remainder of the proceeds are expected to be used to pay down short-term borrowings from AWR and to fund capital expenditures.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $700,000 and $685,000 for the three months ended March 31, 2011 and 2010, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $194,000 and $295,000 during the three months ended March 31, 2011 and 2010, respectively.

Recently Adopted Accounting Pronouncements:  In October 2009, the FASB issued an update to the accounting standards and provided amendments to the criteria of Accounting Standards Codification Topic 605, “Revenue Recognition,” for separately recognizing consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable.  This guidance was effective for the Registrant beginning January 1, 2011 and did not have any impact on its consolidated financial statements.

In January 2010, the FASB issued an update to the accounting standards and amended the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. The adoption of this guidance had no impact on Registrant’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At March 31, 2011, Registrant had approximately $37.0 million of regulatory assets not accruing carrying costs. Of this amount, $29.9 million relates to the underfunded positions of the pension and other post-retirement obligations, $4.5 million relates to deferred income taxes representing accelerated tax benefits flowed through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, and $6.9 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contracts over the life of the contract.  The remainder relates to other items that do not provide for or incur carrying costs that Registrant expects to be reflected in rates over a short period.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010
GSWC
Electric supply cost balancing account	$9,086	$10,305
Water supply cost balancing accounts	2,034	3,374
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	34,042	30,890
Base Revenue Requirement Adjustment Mechanism	2,051	1,889
Water Conservation Memorandum Account	1,308	1,435
Costs deferred for future recovery on Aerojet case	18,124	18,309
Pensions and other post-retirement obligations	31,830	32,191
Derivative unrealized loss (Note 4)	6,874	6,850
Flow-through taxes, net	4,521	4,270
Electric transmission line abandonment costs	2,587	2,638
Asset retirement obligations	2,770	2,711
Low income rate assistance balancing accounts	4,645	4,657
General rate case memorandum accounts	19,415	20,404
Santa Maria adjudication memorandum accounts	3,775	3,737
Other regulatory assets, net	6,374	6,754
Various refunds to customers	(14,370)	(14,461)
Total	$135,066	$135,953

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2010 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2010.

Electric Supply Cost Balancing Accounts:

Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $9.1 million at March 31, 2011.  For the three months ended March 31, 2011 and 2010, the under-collection decreased by approximately $1.2 million and $1.3 million, respectively, primarily as a result of a payment of a surcharge by its customers of 2.2¢ per kilowatt hour through August 2011.  In addition, BVES is allowed to include its actual recorded purchased energy costs up to a weighted annual average cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account. Effective September 1, 2011, BVES will no longer be subject to the $77 per MWh weighted annual average cost and will be able to include amounts above the $77 per MWh average in its supply cost balancing account.

The main product under GSWC’s current power contract provides for 13 megawatts (“MW”) of electric energy at a fixed price of $67.75 per MWh during 2011 as compared to the $77 per MWh included in rates.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount prior to September 1, 2011, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the three months ended March 31, 2011 and 2010.

As of March 31, 2011, the electric supply cost balancing account consists of $4.4 million for costs of abandonment of a transmission line upgrade and $4.7 million for changes in purchased energy and power system delivery costs.

Water Supply Cost Balancing Accounts:

Prior to the implementation of the Modified Cost Balancing Account (“MCBA”) further discussed below, Registrant maintained water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  These supply cost balancing accounts tracked differences between the current cost for supply items (water, power and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occurred when the current cost exceeded the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occurred when the current cost of these items were less than the amount in rates.  Typically, under-collections or over-collections, when they occurred, were tracked in the supply cost balancing accounts for future recovery or refund through a surcharge (in the event of an under-collection) or through a surcredit (in the event of an over-collection) on customers’ bills.  Registrant accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper.

As of March 31, 2011, there is a $2.0 million net under-collection remaining in the water supply cost balancing accounts relating to GSWC’s Region I.  Currently, there are surcharges in place to recover these under-collections.  When these surcharges expire, any unrecovered balances will be included for recovery in a future filing.

The MCBA account replaces the water supply cost balancing account.  Under the MCBA, GSWC is permitted to recover supply costs related to changes in water supply mix in addition to rate changes by GSWC’s suppliers.

Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”):

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the WRAM and MCBA accounts approved by the CPUC.

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

Under the MCBA, GSWC began tracking adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses. GSWC recovers from or refunds to customers the amount of such variances at a later date. GSWC tracks these variances individually for each rate-making area.  Unlike the WRAM, the MCBA applies to all customer classes.

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for each rate-making area.  Balances in these accounts bears interest at the current 90-day commercial paper rate.

GSWC intends to seek approval from the CPUC to refund or collect the balance in these accounts when the net amount at the end of the calendar year for Regions II and III and any ratemaking area in Region I achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement).

In March 2010, surcharges were put in place to recover $18.3 million of amounts accumulated, as of December 31, 2009, in Regions II and III’s WRAM, net of MCBA and supply cost balancing accounts.  During 2010, surcharges were implemented for recovery of Region I WRAM accounts, net of the MCBA.

In March 2011, GSWC filed for recovery of its 2010 WRAM and MCBA balances for a total of $19.6 million.  Surcharges have been put in place to recover this amount.  Included in this amount is approximately $1.2 million representing balances from the water supply cost balancing accounts. Based on CPUC guidelines, recovery periods relating to the 2010 balances will range between 12 and 36 months.  In September 2010, GSWC, along with other California water utilities, filed an application with the CPUC to modify the recovery period of the WRAM and MCBA accounts to 24 months or less.  A decision on this application is expected in 2011.

For the three months ended March 31, 2011, approximately $1.6 million of surcharges were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA balancing accounts. As of March 31, 2011, GSWC had a net aggregated regulatory asset of $34.0 million which is comprised of a $54.1 million under-collection in the WRAM accounts and $20.1 million over-collection in the MCBA accounts.

Aerojet Litigation Memorandum Account:

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $196,000 and $181,000 was billed to customers during the three months ended March 31, 2011 and 2010, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision. Pursuant to the decision, additional interest of approximately $11,000 and $8,000 was added to the Aerojet litigation memorandum account during the three months ended March 31, 2011 and 2010, respectively.

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

General Rate Case Memorandum Accounts:

The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications.  As of March 31, 2011, there is an aggregate $19.4 million in the general rate case memorandum accounts.  The majority of this amount relates to the final decision issued by the CPUC in November 2010 on the Region II, Region III and general office rate case for rates in years 2010, 2011 and 2012. Due to delays in issuing a decision on this rate case, interim rates for Region II and Region III were established effective January 1, 2010.  The final decision approved rate increases retroactive to January 1, 2010.  Accordingly, in November 2010 GSWC recorded a $19.5 million regulatory asset representing the difference between interim rates and the final rates authorized by the CPUC. Effective January 1, 2011, a twenty-four month surcharge is in effect to collect the $19.5 million retroactive portion of the revenue increase.

Other Regulatory Matters:

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. However, BVES expects that the CPUC will waive any potential fines in accordance with the CPUC’s flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of March 31, 2011.  BVES is continuing its efforts to procure renewable resources.

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

In November 2009, GSWC entered into a ten-year contract to purchase biogas to power BVES’ gas-fueled 8.4 MW generation facility. In July 2010, GSWC filed an application with the CPUC seeking approval of this contract. In November 2010, the contracted bioenergy vendor for the purchase of biogas advised GSWC that the biogas production will be suspended due to financial constraints.   As a result of the suspension, BVES has negotiated a Biogas Option Agreement with this vendor for the purchase of future production of biogas.  In March, 2011, GSWC and the Division of Ratepayer Advocates reached a settlement agreement on this Biogas Option Agreement and was sent to the CPUC for approval.

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

As a result of management’s assessment of the CPUC subpoena matter and the CPUC’s final decision on the Region II, Region III and general office rate case, GSWC recorded a reserve for the impairment of assets and loss contingencies totaling $16.6 million in 2010.  These reserve estimates may be adjusted as additional information becomes known. In addition, a portion of the estimated reserve will be refunded to customers over a period ranging from 12-36 months.

In January 2009, the ACC staff requested information regarding the CPUC subpoena and on-going audit.  In the first quarter of 2010, the ACC staff issued a report recommending that proper controls be established in CCWC’s procurement policies and procedures, and that status reports of the CPUC’s investigation and resolution be filed with the ACC periodically. The staff’s report did not result in any financial impact to CCWC. Since the ACC has approved the sale of CCWC to EPCOR Water (USA), Inc., management believes this matter is resolved.

Note 3 — Earnings per Share/Capital Stock:

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares (the “Common Shares”) that have been issued under AWR’s 2000 and 2008 Stock Incentive Plans for eligible employees and the 2003 Non-Employee Directors Plan. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

	Basic	For The Three Months Ended March 31,
	(in thousands, except per share amounts)	2011	2010
	Net income from continuing operations	$6,955	$8,290
	Net income from discontinued operations	634	200
	Total net income	7,589	8,490
Less: (a)	Distributed earnings to common shareholders	4,849	4,822
	Distributed earnings to participating securities	29	23
	Undistributed earnings	2,711	3,645

	(b) Undistributed earnings allocated to common shareholders	2,694	3,627
	Undistributed earnings allocated to participating securities	17	18

	Total income available to common shareholders, basic (a)+(b)	$7,543	$8,449

	Weighted average Common Shares outstanding, basic	18,648	18,546

	Basic earnings per Common Share:
	Income from continuing operations	$0.37	$0.45
	Income from discontinued operations	0.03	0.01
	Net income	$0.40	$0.46

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted in 2006 under Registrant’s 2003 Non-Employee Directors Stock Plan and restricted stock units issued under Registrant’s 2000 Stock Incentive Plan, 2008 Stock Incentive Plan and 2003 Non-Employee Directors Stock Plan, and net income. At March 31, 2011 and 2010, there were 717,898 and 760,372 options outstanding, respectively, under these Plans. At March 31, 2011 and 2010, there were also 131,762 and 100,469 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010
Common shareholders earnings, basic	$7,543	$8,449
Undistributed earnings for dilutive stock options	17	18
Total common shareholders earnings, diluted	$7,560	$8,467

Weighted average common shares outstanding, basic	18,648	18,546
Stock-based compensation (1)	130	120
Weighted average common shares outstanding, diluted	18,778	18,666
Diluted earnings per Common Share
Income from continuing operations	$0.37	$0.44
Income from discontinued operations	0.03	0.01
Net income	$0.40	$0.45

(1)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 290,932 and 248,565 stock options at March 31, 2011 and 2010, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 131,762 and 100,469 restricted stock units at March 31, 2011 and 2010, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2011 and 2010.

Stock options of 336,625 and 415,504 were outstanding at March 31, 2011 and 2010, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2011 and 2010.  Stock options of 90,341 and 96,303 were outstanding at March 31, 2011 and 2010, respectively, but not included in the computation of diluted EPS because they were antidilutive.

During the three months ended March 31, 2011 and 2010, Registrant issued 26,551 and 26,117 Common Shares, for approximately $455,000 and $566,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, and the stock incentive plans. In addition, Registrant purchased 72,238 and 31,805 Common Shares on the open market during the three months ended March 31, 2011 and 2010, respectively, under Registrant’s 401(k) Plan and the Common Share Purchase and Dividend Reinvestment Plan. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended March 31, 2011 and 2010, AWR paid quarterly dividends of approximately $4.8 million, or $0.260 per share.

Note 4 — Derivative Instruments:

In October 2008, GSWC executed a purchased power contract that permits GSWC to purchase power at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   GSWC began receiving power under this contract on January 1, 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from this purchased power contract are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract. As of March 31, 2011 there was a $6.9 million cumulative unrealized loss which has been included in the memorandum account. This memorandum account does not impact GSWC’s earnings.

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

Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contract. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant receives one broker quote to determine the fair value of its derivative instrument.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.  Accordingly, the valuation of the derivative on Registrant’s purchased power contract has been classified as Level 3 for all periods presented.

The following table presents changes in the fair value of the derivative for the three months ended March 31, 2011 and 2010.

	For The Three Months Ended March 31,
(dollars in thousands)	2011	2010
Balance, at beginning of the period	$(6,850)	$(7,338)
Unrealized loss on purchased power contracts	(24)	(2,700)
Balance, at end of the period	$(6,874)	$(10,038)

For the three months ended March 31, 2011 and 2010, the unrealized losses were included in regulatory assets due to regulatory mechanisms in place effective January 1, 2009.

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by the utility subsidiaries. Rates available to the utility subsidiaries at March 31, 2011 and December 31, 2010 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt	$300,145	$357,996	$300,215	$356,005

Note 6 — Military Privatization:

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, subject to periodic prospective price redeterminations and modifications for changes in circumstances, changes in laws, and regulations and changes in wages and fringe benefits to the extent provided in each of the contracts.

The amounts charged by the Military Utility Privatization Subsidiaries for water and/or wastewater services at the respective military bases are based upon the terms of the 50-year contracts between ASUS or its subsidiaries and the U.S. government and include a monthly net fixed price for operation and maintenance, and for an amount to cover renewals and replacements for the first two years of the contract.  Under the terms of each of these contracts, prices are to be redetermined at the end of the initial two year period and every three years thereafter, unless otherwise agreed to by the parties to a contract.  In addition, prices may be equitably adjusted for changes in law and other circumstances.  These adjustments can be retrospective and/or prospective.  ASUS has experienced delays in obtaining readjustment of prices and equitable adjustments as required by the terms of these contracts.  However, in the first quarter of 2010, ASUS recorded $5.6 million in additional revenues (approximately $5.3 million of which was retroactive through December 31, 2009) for two contract modifications approved by the U.S. government for requests for equitable adjustment regarding inventory levels at Fort Bragg and Fort Bliss.

Note 7 — Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETR for the three months ended March 31, 2011 and 2010 was 45.0% and 43.3%, respectively.  The GSWC ETR deviated from statutory rates primarily due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).

GSWC computes its state tax provision as if GSWC were autonomous and not a member of AWR’s unitary group.  This approach is consistent with the methodology used for ratemaking purposes.  Since all of GSWC’s activities are conducted within California, GSWC’s state tax provision does not reflect apportionment of its income.

Note 8 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2011 and 2010 are as follows:

	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefits Cost:
Service cost	$1,383	$1,158	$107	$101	$150	$108
Interest cost	1,623	1,534	153	159	116	89
Expected return on plan assets	(1,586)	(1,312)	(74)	(63)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	40	40
Amortization of actuarial loss	298	308	—	—	34
Net periodic pension cost under accounting standards	1,748	1,718	241	252	340	237
Regulatory adjustment — deferred	(92)	—	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,656	$1,718	$241	$252	$340	$237

Registrant expects to contribute approximately $6.6 million and $500,000 to the pension and postretirement medical plans in 2011, respectively.  No contributions were made during the three months ended March 31, 2011.

In January 2011, the Board of Directors approved the closing of the Registrant’s pension plan to new hires as of December 31, 2010.  Any employees hired or rehired on or after January 1, 2011 will not participate in the pension plan for future benefit accruals.  Instead, they will participate in a new GSWC Defined Contribution Program once they have worked for 30 days.  Under this program, GSWC will provide a contribution of 5.25% of includable pay for each participating employee every pay period and the participants will direct the investment of these accounts.  Full and complete vesting in the account balances of this new program will be achieved when the participant attains 3 years of service.

Regulatory Adjustment:

In November 2010, the CPUC authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  For the three months ended March 31, 2011, GSWC’s actual expense under the accounting guidance for pension was $92,000 greater than amounts included in customer rates. This under-collection has been recorded in the two-way pension balancing account included in regulatory assets (Note 2).  As of March 31, 2011, GSWC has included a $1.9 million under-collection in the two-way pension balancing account.

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

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached.  The settlement, among other things, would preserve GSWC’s historical pumping rights and secure supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin. GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the Santa Maria Valley Conservation District.  A monitoring and annual reporting program has been established to allow the parties to responsibly manage the Basin and to respond to shortage conditions.  If severe water shortage conditions are found over a period of five years, the management area engineer will make findings and recommendations to alleviate such shortages.  In the unlikely case that the Basin experiences severe shortage conditions, the court has the authority to limit GSWC’s groundwater production to 10,248 acre-feet per year, based on developed water in the Basin. The stipulated settlement is not subject to CPUC approval; however, the CPUC does need to approve GSWC’s participation in the settlement.

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

As of March 31, 2011, GSWC has received from Aerojet a total of $5.0 million including interest as payment of the first and second annual installments under the terms of the 2004 settlement agreement. As of March 31, 2011, the unpaid portion of the note receivable is $6.2 million, comprised of $4.8 million in principal and $1.4 million in accrued interest. At this time, management believes the note receivable from Aerojet is fully collectible and has not provided a reserve for uncollectible amounts as of March 31, 2011.  GSWC will continue to assess recoverability of this note receivable.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured.  Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of March 31, 2011, the total spent to clean-up and remediate GSWC’s plant facility is approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery.

As of March 31, 2011, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Note 10 — Discontinued Operations:

On June 7, 2010, Registrant entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $35.0 million, including the assumption of approximately $6.0 million of long-term debt.  Approximately $29.0 million in cash will be paid to AWR at closing. The purchase price is subject to certain adjustments for changes in retained earnings.  The consummation of the transaction contemplated by the agreement was subject to regulatory approval by the ACC.  The ACC issued a final order on April 7, 2011 to approve the transaction. The sale is pending other customary conditions and is expected to close in the second quarter of 2011.  Therefore, no gain on disposal of CCWC has been recorded during the three months ended March 31, 2011.  Had the transaction closed as of March 31, 2011, AWR would have recognized a pretax gain on disposal of approximately $5.5 million. The assets and liabilities of CCWC have been classified as current assets and liabilities held for sale as of March 31, 2011 and 2010.

The carrying amounts of the major classes of assets and liabilities of CCWC included in discontinued operations are as follows:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Assets:
Utility Plant, net	$44,250	$44,085
Goodwill, net	3,321	3,321
Other assets	4,070	3,477
Total assets of discontinued operations	$51,641	$50,883

Liabilities:
Advances and contributions in aid of construction, net	$17,858	$17,867
Long term debt	5,645	5,645
Other liabilities	3,857	3,519
Total liabilities of discontinued operations	$27,360	$27,031

Regulatory Matters:

Proceeds on settlement for removal of wells:

In 2005, in an agreement with the Fountain Hills Sanitary District (“FHSD”), CCWC agreed to permanently cease using one of its wells in order for the FHSD to secure an Aquifer Protection Permit for its recharge system.  Based on previous decisions ruled by the ACC on similar gains, CCWC recognized a net gain of $760,000 in 2005 related to the settlement agreement and established a regulatory liability for the remaining $760,000 pending the ACC’s review of this matter.  On October 8, 2009, the ACC ordered CCWC to treat the entire settlement proceeds of $1,520,000 as a reduction to rate base.  As a result, CCWC recognized a loss of $760,000 during the third quarter of 2009 and established a regulatory liability for this amount.  This effectively reversed the original gain recorded in 2005.

In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.  On April 7, 2011, the ACC issued a decision that reversed its October 2009 decision and allowed CCWC to retain 50% of the $1,520,000 settlement proceeds. As of March 31, 2011, CCWC has not recorded a gain on this matter.

Deferred General Rate Case Costs:

Deferred rate case expenses are capitalized as regulatory assets and amortized as specified by the ACC for ratemaking purposes.  In November 2009, CCWC filed an application for rehearing on several issues, including the recovery of previously incurred rate case costs in connection with an appeal and subsequent remand proceeding.  On April 7, 2011, the ACC issued a decision that allows CCWC to recover $100,000 of rate case expenses it incurred in its appeal of its 2006 general rate case and the subsequent remand proceeding before the ACC.  A regulatory asset was recorded in April 2011 for this amount.

A summary of discontinued operations presented in the consolidated statements of income for the three months ended March 31, 2011 and 2010 are as follows:

	For The Three Months Ended March 31,
(dollars in thousands)	2011	2010
Operating revenues	$1,921	$1,817

Supply costs	334	353
Other operating expenses (1)	457	1,038
Total operating expenses	791	1,391

Operating income	1,130	426

Interest expense, net	(83)	(91)

Income before income taxes	1,047	335

Income tax expense (2)	408	135
Net income	639	200

Transaction costs, net of taxes (3)	5	—
Income from discontinued operations (4)	$634	$200

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

(3)         Included in discontinued operations for the three months ended March 31, 2011 are direct transaction costs of $8,000 for legal and consulting services in connection with the sale of CCWC.

(4)         Corporate overhead costs allocated to CCWC have been excluded from discontinued operations.  The majority of these costs are expected to continue primarily at GSWC.  Accordingly, these corporate overhead costs have been included in other operating expenses and administrative and general expenses as part of continuing operations in the consolidated statements of income.  Such costs allocated to CCWC that have been reflected as part of continuing operations amounted to $250,000 and $282,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 11 — Business Segments:

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

Activities of ASUS and its subsidiaries have been conducted in California, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  ASUS’s wholly owned subsidiaries are regulated by state commissions in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operation and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’s subsidiaries are incorporated.  On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries.

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

	As Of And For The Three Months Ended March 31, 2011
	GSWC		CCWC		ASUS	AWR		Consolidated
(dollars in thousands)	Water	Electric	Water		Contracts	Parent		AWR
Operating revenues	$64,326	$10,724	$—		$19,257	$—		$94,307
Operating income (loss)	15,098	1,940	(250	)(1)	1,258	(51)		17,995
Interest expense, net	5,101	377	—		84	45		5,607
Identifiable assets	826,703	37,437	—		3,849	—		867,989
Depreciation and amortization expense	8,956	560	—		221	—		9,737
Net income from discontinued operations	—	—	639	(2)	—	(5	)(3)	634
Capital additions	16,213	609	174		478	—		17,474

	As Of And For The Three Months Ended March 31, 2010
	GSWC		CCWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water		Contracts	Parent	AWR
Operating revenues	$56,057	$10,979	$—		$21,430	$—	$88,466
Operating income (loss)	9,176	2,483	(282	)(1)	7,824	(50)	19,151
Interest expense, net	5,054	376	—		(441)	8	4,997
Identifiable assets	789,387	37,004	—		2,980	—	829,371
Depreciation and amortization expense	7,622	560	—		177	—	8,359
Net income from discontinued operations	—	—	200	(2)	—	—	200
Capital additions	15,291	447	66		172	—	15,976

(1)         Operating income (loss) includes CCWC’s allocated corporate overhead costs that are expected to continue primarily at GSWC.

(2)         In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.  Identifiable assets for CCWC were $44.3 million and $43.9 million as of March 31, 2011 and 2010, respectively.

(3)         Included in discontinued operations for the three months ended March 31, 2011 are direct transaction costs of $8,000 ($5,000 after tax) for legal and consulting services in connection with the sale of CCWC.

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

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water. GSWC also distributes electricity in one customer service area. GSWC is regulated by the California Public Utilities Commission (“CPUC”) and was incorporated as a California corporation on December 31, 1929. GSWC is organized into nine water and one electric rate-making areas operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. The nine water rate-making areas are divided into three regions for rate filing purposes. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric Service (“BVES”) division.

GSWC served 255,731 water customers and 23,224 electric customers at March 31, 2011, or a total of 278,955 customers, compared with 255,117 water customers and 23,223 electric customers, or a total of 278,340 customers at March 31, 2010. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 92% and 94% of total water revenues for the three months ended March 31, 2011 and 2010, respectively.

CCWC is an Arizona public utility company serving 13,493 customers as of March 31, 2011, compared with 13,457 customers at March 31, 2010. Located in the Town of Fountain Hills, Arizona and a portion of the City of Scottsdale, Arizona, the majority of CCWC’s customers are residential. The Arizona Corporation Commission (“ACC”) regulates CCWC. On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. (“EPCOR”) to sell all the common shares of CCWC for a total purchase price of $35.0 million, including the assumption of approximately $6.0 million of long-term debt.  Approximately $29.0 million in cash will be paid to AWR at closing. The purchase price is subject to certain adjustments for changes in retained earnings. The consummation of the transaction contemplated by the agreement is subject to customary conditions, including among other things, regulatory approval by the Arizona Corporation Commission, which was granted in a final order issued on April 7, 2011.  The sale is pending other customary conditions and is expected to close in the second quarter of 2011. The operational results of CCWC are reported in discontinued operations.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems, pursuant to 50-year fixed price contracts.  Each of the contracts with the U.S. government may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract.  In either event, each Military Utility Privatization Subsidiary so impacted should be entitled to recover the remaining amount of its capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in the contract. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of the contract. Prices are subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations, and changes in wages and fringe benefits to the extent provided in each of the contracts.  AWR guarantees performance of ASUS’ military privatization contracts.  Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

•                  FBWS - water and wastewater systems at Fort Bliss located near El Paso, Texas and extending into southeastern New Mexico;

•                  TUS - water and wastewater systems at Andrews Air Force Base in Maryland;

•                  ODUS - wastewater system at Fort Lee in Virginia and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia;

•                  PSUS - water and wastewater systems at Fort Jackson in South Carolina; and

•                  ONUS - water and wastewater systems at Fort Bragg, Pope Air Force Base and Camp MacKall, North Carolina.

Overview

Included in the following analysis is a discussion of water and electric margins.  Water and electric margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance. A reconciliation of water and electric margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs.”

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

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings.  On April 14, 2011 GSWC sold $62.0 million in aggregate principal amount of its 6% Notes due 2041. The Notes will mature on April 15, 2041. Interest on the Notes will accrue and be payable semi-annually in arrears on April 15 and October 15, at the rate of 6% per annum. The Notes will be unsecured and unsubordinated and will rank equally with all of GSWC’s unsecured and unsubordinated debt. The proceeds from the debt issuance are expected to be used to pay down short-term borrowings from AWR, other long-term debt and fund capital expenditures.

On November 19, 2010, the CPUC issued a final decision on GSWC’s Region II, Region III and general office rate case. The CPUC approved revenue increases for 2010 of approximately $33.0 million as compared to 2009 adopted revenues, including an increase of $14.0 million for supply costs.  The rate increases were retroactive to January 1, 2010 and the retroactive revenues were recorded during the fourth quarter of 2010.  For the three months ended March 31, 2010, diluted earnings per share from continuing operations was $0.44 per share. Had the new rates from the final decision been in place on January 1, 2010, diluted earnings per share would have increased by $0.04 per share to $0.48 per share for the first quarter ended March 31, 2010.

For three months ended March 31, 2011, net income from continuing operations was $7.0 million compared to $8.3 million for the same period of 2010, a decrease of 16.1%. Diluted earnings per share for the three months ended March 31, 2011 were $0.37 compared to $0.44 in the same period of 2010.  Included in the results for the first three months of 2010 were $6.1 million of pretax income (including interest), or $0.19 per share, related to contract modifications for contracted services approved by the U.S. government during the first quarter of 2010. Excluding these modifications, fully diluted earnings per share for the first three months of 2011 would have increased by $0.12 per share as compared to the same period in 2010. This increase is due to a $6.3 million, or $0.20 per share, increase in the water margin due to higher rates approved by the CPUC during the fourth quarter of 2010 for all GSWC water regions.  This increase to earnings was partially offset by: (i) a lower electric margin of $430,000, or $0.01 per share, due primarily to the recording in March 2010 of $958,000 in additional revenues included in the general office allocation memorandum account approved by the CPUC, partially offset by higher electric rates also approved by the CPUC; (ii) an increase in operating expenses for utility operations of $492,000, or $0.02 per share; (iii) a decrease of $1.3 million, or $0.04 per share in pretax income for contracted services (excluding the retroactive impact of the approved contract modifications previously discussed), and (iv) an increase in the effective tax rate for GSWC, negatively impacting earnings by $0.01 per share.

For the three months ended March 31, 2011, net income from discontinued operations for CCWC increased by $434,000, or $0.02 per share, compared to the same period in 2010, primarily due to lower depreciation expense.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units included in continuing operations: water and electric service utility operations conducted through GSWC, and a contracted services unit through ASUS and its subsidiaries.  As discussed previously, in June 2010 AWR entered into a stock purchase agreement to sell all the common shares of CCWC.  Accordingly, the results of operations of CCWC for the three months ended March 31, 2011 and 2010 have been reported in discontinued operations.  The summary results by segment below are presented for AWR’s continuing operations.

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	3/31/2011	3/31/2010	CHANGE	CHANGE	3/31/2011	3/31/2010	CHANGE	CHANGE

Water	$64,326	$56,057	$8,269	14.8%	$14,848	$8,894	$5,954	66.9%
Electric	10,724	10,979	(255)	-2.3%	1,940	2,483	(543)	-21.9%
Contracted services	19,257	21,430	(2,173)	-10.1%	1,258	7,824	(6,566)	-83.9%
AWR parent	—	—	—	—	(51)	(50)	(1)	-2.0%
Totals from operation	$94,307	$88,466	$5,841	6.6%	$17,995	$19,151	$(1,156)	-6.0%

Water —Pretax operating income for water increased by $6.0 million, or 66.9%, due primarily to a $6.3 million increase in the water margin as a result of an increase in rates approved by the CPUC during the fourth quarter of 2010 for all GSWC water regions.

Electric — For the three months ended March 31, 2011, pretax operating income from electric operations decreased by $543,000 due to the CPUC approval in March 2010 for recovery of a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation, effective and retroactive from June 4, 2009 to October 31, 2009. This resulted in an increase in operating income of $958,000 for the three months ended March 31, 2010 that did not recur in 2011. Excluding the impact of this memorandum account, electric margin increased by $528,000 primarily due to increases in rates approved by the CPUC.

Contracted Services - For the three months ended March 31, 2011, pretax operating income for contracted services decreased by $6.6 million.  This was primarily due to contract modifications approved by the U.S. government during the first quarter of 2010 in connection with two separate requests for equitable adjustment previously filed for Fort Bliss in Texas and Fort Bragg in North Carolina.  These two contract modifications increased revenues and pretax operating income for the first quarter of 2010 by a combined $5.6 million.   Construction revenues increased by $3.2 million as compared to the three months ended March 31, 2010 due to an increase in construction activities.  However, certain projects were performed at lower margins than previous projects during the same period of 2010.  There were also increases in other operating expenses due to increased labor and related benefits and higher allocation of costs from the corporate headquarters.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government may or may not continue in future periods. For further discussion on the status of price redeterminations and requests for equitable adjustments, see section titled “Contracted Services” presented later.

On April 16, 2011, the ONUS facilities at Fort Bragg suffered storm damage.  The current estimated cost of this damage is less than $250,000.  ONUS is pursuing coverage under its property insurance policy.  For costs not covered by insurance, ONUS’ contract with the U.S. government provides the ability to file for recovery of reasonable costs, including a reasonable margin.  As such, the impact of the damage to ONUS’ financial results is not expected to be significant.

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other continuing subsidiaries, GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Consolidated Results of Operations — Three Months Ended March 31, 2011 and 2010 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2011	3/31/2010	CHANGE	CHANGE
OPERATING REVENUES
Water	$64,326	$56,057	$8,269	14.8%
Electric	10,724	10,979	(255)	-2.3%
Contracted services	19,257	21,430	(2,173)	-10.1%
Total operating revenues	94,307	88,466	5,841	6.6%

OPERATING EXPENSES
Water purchased	8,661	8,002	659	8.2%
Power purchased for pumping	1,536	1,556	(20)	-1.3%
Groundwater production assessment	2,626	2,622	4	0.2%
Power purchased for resale	3,875	3,669	206	5.6%
Supply cost balancing accounts	5,079	3,815	1,264	33.1%
Other operation expenses	6,917	6,684	233	3.5%
Administrative and general expenses	18,984	18,628	356	1.9%
Depreciation and amortization	9,737	8,359	1,378	16.5%
Maintenance	3,726	4,193	(467)	-11.1%
Property and other taxes	3,552	3,622	(70)	-1.9%
ASUS construction expenses	11,619	8,168	3,451	42.3%
Net gain on sale of property	—	(3)	3	-100.0%
Total operating expenses	76,312	69,315	6,997	10.1%

OPERATING INCOME	17,995	19,151	(1,156)	-6.0%

OTHER INCOME AND EXPENSES
Interest expense	(5,744)	(5,657)	(87)	1.5%
Interest income	137	660	(523)	-79.2%
Other	80	64	16	25.0%
	(5,527)	(4,933)	(594)	12.0%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	12,468	14,218	(1,750)	-12.3%
Income tax expense	5,513	5,928	(415)	-7.0%
INCOME FROM CONTINUING OPERATIONS	6,955	8,290	(1,335)	-16.1%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	634	200	434	217.0%
NET INCOME	$7,589	$8,490	$(901)	-10.6%

Basic earnings from continuing operations	$0.37	$0.45	$(0.08)	-17.8%
Basic earnings from discontinued operations	0.03	0.01	0.02	200.0%
	$0.40	$0.46	$(0.06)	-13.0%

Diluted earnings from continuing operations	$0.37	$0.44	$(0.07)	-15.9%
Diluted earnings from discontinued operations	0.03	0.01	0.02	200.0%
	$0.40	$0.45	$(0.05)	-11.1%

Net income from continuing operations for the three months ended March 31, 2011 was $7.0 million, equivalent to $0.37 per common share on a basic and fully diluted basis, compared to $8.3 million or $0.45 and $0.44 per common share on a basic and fully diluted basis, respectively, for the three months ended March 31, 2010, a decrease of 16.1%. Impacting the comparability in the results of the two periods are the following items which decreased diluted earnings per share by $0.07:

•                  The dollar water margin increased by $6.3 million, or $0.20 per share, during the first quarter of 2011 due primarily to an increase in water rates in connection with the CPUC’s approval of rate cases for all of GSWC’s water regions.

•                  The recording of $958,000 in revenue, or $0.03 per share, during the first quarter of 2010 due to the CPUC approval in March 2010 of a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES.   Excluding the impact of this memorandum account which did not recur in 2011, the dollar electric margin increased by $528,000, or $0.02 per share, during the first quarter of 2011 primarily due to increases in rates approved by the CPUC.

•                  An increase in operating expenses for utility operations of $492,000, or $0.02 per share, due primarily to an increase in depreciation expense, partially offset by lower legal and other outside services costs.

•                  Pretax operating income for contracted services decreased by $6.6 million, or $0.21 per share, during the first quarter of 2011 due primarily to contract modifications received from the U.S government resolving two requests for equitable adjustment, which increased revenues and pretax operating income by $5.6 million for the first quarter of 2010. There was also an increase in operating expenses and a decrease in margin on certain construction projects for the first quarter of 2011 as compared to the same period in 2010.

•                  A decrease in interest income of $523,000, or $0.02 per share, due to interest income of $510,000 received in the first quarter of 2010 in connection with a contract modification received from the U.S. government that did not recur in the first quarter of 2011.

•                  An increase in the effective tax rate (“ETR”) at GSWC for the three months ended March 31, 2011 as compared to the same period in 2010 negatively impacted earnings by $0.01 per share due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements and other nondeductible permanent items.

As previously discussed, on June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC. Income from discontinued operations for the three months ended March 31, 2011 was $634,000, equivalent to $0.03 per common share on a basic and fully diluted basis, compared to $200,000 or $0.01 per common share on a basic and fully diluted basis, for the three months ended March 31, 2010, an increase of $0.02 per common share.  This was due primarily to lower depreciation expense as a result of reporting CCWC as a discontinued operation beginning in the second quarter of 2010, resulting in no further depreciation being recorded in accordance with generally accepted accounting principles.

Operating Revenues

Water

For the three months ended March 31, 2011, revenues from water operations increased by $8.3 million, or 14.8%, to $64.3 million as compared to $56.1 million for the three months ended March 31, 2010.  The increase in water revenues is primarily due to rate increases as the result of the CPUC’s approval of general rate cases for all GSWC water regions during the fourth quarter of 2010.  In particular, on November 19, 2010, the CPUC issued a final decision on GSWC’s Region II, Region III and general office rate case. The CPUC approved revenue increases for 2010 of approximately $33.0 million as compared to 2009 adopted revenues, including an increase of $14.0 million for supply costs.  The rate increases were retroactive to January 1, 2010 and retroactive revenues were recorded during the fourth quarter of 2010. In December 2010, the CPUC also issued a final decision on GSWC’s Region I rate case, approving revenue increases for 2011 and 2012. On a year to year basis, the increase in 2011 revenues represents an increase of approximately $1.9 million over 2010 adopted revenues.  Water consumption for the three months ended March 31, 2011 increased slightly (less than 1%) compared to the same period in 2010. GSWC intends to file a general rate case for all water regions in July of 2011 with rates expected to be effective January 2013.

Electric

For the three months ended March 31, 2011, revenues from electric operations decreased by 2.3% to $10.7 million compared to $11.0 million for the same period in 2010 due primarily to the recording of $958,000 in revenue during the first quarter of 2010 that was included in a memorandum account approved by the CPUC which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES. There was no similar revenue recorded in the first quarter of 2011.  This decrease was partially offset by increases in electric rates approved by the CPUC.  Electric usage for the three months ended March 31, 2011 increased 8.5% as compared to the same period in 2010.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended March 31, 2011, revenues from contracted services decreased by $2.2 million, or 10.1%, to $19.3 million as compared to $21.4 million for the three months ended March 31, 2010 primarily due to $5.6 million in management fees received in the first quarter of 2010 in connection with two requests for equitable adjustment (“REAs”) resolved with the U.S. government.  Excluding the retroactive portion of these REAs, management fees for the three months ended March 31, 2011 were comparable to the same period of 2010. Construction revenues increased by $3.2 million during the first quarter of 2011 as compared to the same period in 2010 primarily related to special projects at Fort Bliss, partially offset by decreases in construction activity at Fort Jackson and the military bases in Virginia. Certain of these construction projects were performed at a lower margin than those performed during the three months ended March 31, 2010.  Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government for additional construction projects may or may not continue in future periods.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 28.5% and 28.4% of total operating expenses for the three months ended March 31, 2011 and 2010, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended March 31, 2011 and 2010 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2011	3/31/2010	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$64,326	$56,057	$8,269	14.8%
WATER SUPPLY COSTS:
Water purchased (1)	$8,661	$8,002	$659	8.2%
Power purchased for pumping (1)	1,536	1,556	(20)	-1.3%
Groundwater production assessment (1)	2,626	2,622	4	0.2%
Water supply cost balancing accounts (1)	3,809	2,514	1,295	51.5%
TOTAL WATER SUPPLY COSTS	$16,632	$14,694	$1,938	13.2%
WATER MARGIN (2)	$47,694	$41,363	$6,331	15.3%
PERCENT MARGIN - WATER	74.1%	73.8%

ELECTRIC OPERATING REVENUES (1)	$10,724	$10,979	$(255)	-2.3%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,875	$3,669	206	5.6%
Electric supply cost balancing accounts (1)	1,270	1,301	(31)	-2.4%
TOTAL ELECTRIC SUPPLY COSTS	$5,145	$4,970	$175	3.5%
ELECTRIC MARGIN (2)	$5,579	$6,009	$(430)	-7.2%
PERCENT MARGIN - ELECTRIC	52.0%	54.7%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $5,079,000 and $3,815,000 for the three months ended March 31, 2011 and 2010, respectively.

(2)                                 Water and electric margins do not include any depreciation and amortization, maintenance expense, or other operating expenses.

Two of the principal factors affecting water supply costs and gross margin are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the modified cost balancing account (“MCBA”), GSWC tracks adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses. GSWC recovers from or refunds to customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.

For the three months ended March 31, 2011, 32.1% of GSWC’s water supply mix was purchased as compared to 31.3% purchased for the three months ended March 31, 2010.  However, as noted above, the implementation of the MCBA for GSWC’s water regions eliminates the effects on earnings of changes in the water supply mix.  The adopted percentages of purchased water for the three months ended March 31, 2011 at Regions I, II and III were 25.5%, 53.7% and 28.3%, respectively, as compared to actual purchased water of 25.3%, 36.5% and 31.5%, respectively, for the first quarter of 2011.  The overall improvement in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. However, this increase in the MCBA was partially offset by under-collections in the MCBA as a result of higher rates charged by suppliers than those included in the adopted supply costs and lower consumption compared to adopted consumption levels.

The overall water margin percent was 74.1% in the first quarter of 2011 as compared to 73.8% in the same period of 2010.

Purchased water costs for the three months ended March 31, 2011 increased to $8.7 million as compared to $8.0 million in the same period of 2010. The increase in purchased water costs was primarily due to higher water rates charged from wholesale suppliers.  Actual customer usage for the three months ended March 31, 2011 was comparable to the same period in 2010.

For the three months ended March 31, 2011, power purchased for pumping of $1.5 million was approximately the same as in the first quarter of 2010.  Increases in electric supplier rates were offset by changes in the actual supply mix, as discussed above.  Similarly, groundwater production assessments were comparable to the same period in 2010. The MCBA tracks the changes in pump tax rates for future recovery in rates.

An increase of $1.3 million in the water supply cost balancing account provision during the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to the recording of $1.8 million  overcollections in the MCBA accounts. These increases were partially offset by a $500,000 decrease in the amortization of the water supply cost balancing accounts.

For the three months ended March 31, 2011, the cost of power purchased for resale to customers in GSWC’s BVES division increased by 5.6% to $3.9 million compared to $3.7 million for the three months ended March 31, 2010, due largely to an 8.5% increase in customer usage.  The main product under GSWC’s current power purchase contract provides for 13 MWs of electric energy at a fixed price of $67.75 per MWh during 2011 as compared to $67.85 during 2010.  This difference between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account. Effective September 1, 2011, BVES will no longer be subject to the $77 per MWh weighted annual average cost and will be able to include amounts above the $77 per MWh average in its supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended March 31, 2011 and 2010, other operation expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2011	3/31/2010	CHANGE	CHANGE
Water Services	$5,177	$5,330	$(153)	-2.9%
Electric Services	549	582	(33)	-5.7%
Contracted Services	1,191	772	419	54.3%
Total other operation expenses	$6,917	$6,684	$233	3.5%

For the three months ended March 31, 2011, other operation expenses for water services decreased by 2.9% due primarily to a decrease of $104,000 in bad debt expense on miscellaneous receivables.

Contracted services experienced an increase in other operation expenses of $419,000 primarily due to higher precontract costs for design and engineering labor incurred for possible new construction projects at Fort Bragg in North Carolina.  These expenses were necessary to prepare and submit proposals for potential new capital upgrade work.  When/if the work is awarded to ONUS, the costs incurred may be recoverable in conjunction with any contract modification for the work.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended March 31, 2011 and 2010, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2011	3/31/2010	CHANGE	CHANGE
Water Services	$13,007	$13,223	$(216)	-1.6%
Electric Services	2,091	1,933	158	8.2%
Contracted Services	3,835	3,421	414	12.1%
AWR (parent)	51	51	—	0.0%
Total administrative and general expenses	$18,984	$18,628	$356	1.9%

For the three months ended March 31, 2011, administrative and general expenses decreased by $216,000 in water services compared to the three months ended March 31, 2010 due primarily to a decrease in outside services of $645,000 which include legal costs incurred during the first quarter of 2010 in connection with preparation for trial and the finalization of a settlement agreement reached in February 2010 between GSWC and two former officers. This decrease was partially offset by: (i) a $302,000 increase in transportation expense as a result of higher composite depreciation rates for vehicles approved by the CPUC in November 2010, and (ii) an increase of $127,000 in other miscellaneous administrative and general expenses.

For the three months ended March 31, 2011, administrative and general expenses for electric services increased by $158,000 as compared to the three months ended March 31, 2010 due primarily to increases in outside services costs incurred in preparation of various regulatory filings and for a new energy efficiency program previously approved by the CPUC and included in rates.

Administrative and general expenses for contracted services increased by $414,000 due to an increase of $457,000 in allocation of costs from the corporate headquarters to ASUS as the result of a CPUC decision issued in November 2010, partially offset by a decrease of $43,000 in other miscellaneous administrative and general expenses.

Depreciation and Amortization

For the three months ended March 31, 2011 and 2010 depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2011	3/31/2010	CHANGE	CHANGE
Water Services	$8,956	$7,622	$1,334	17.5%
Electric Services	560	560	—	0.0%
Contracted Services	221	177	44	24.9%
Total depreciation and amortization	$9,737	$8,359	$1,378	16.5%

For the three months ended March 31, 2011, depreciation and amortization expense for water and electric services increased by $1.3 million to $9.5 million compared to $8.2 million for the three months ended March 31, 2010 due to higher composite depreciation rates for Regions II and III as a result of a CPUC decision issued in

November 2010.  In addition, there were approximately $69.8 million of additions to utility plant during 2010, depreciation on which began in January 2011.  Registrant anticipates that depreciation expense for water and electric services will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the CPUC will be recovered through rates.

Maintenance

For the three months ended March 31, 2011 and 2010, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2011	3/31/2010	CHANGE	CHANGE
Water Services	$2,765	$3,381	$(616)	-18.2%
Electric Services	220	217	3	1.4%
Contracted Services	741	595	146	24.5%
Total maintenance	$3,726	$4,193	$(467)	-11.1%

For the three months ended March 31, 2011, maintenance expense for water services decreased by $616,000 to $2.8 million compared to $3.4 million for the three months ended March 31, 2010 due primarily to weather conditions which delayed the timing of certain maintenance work to be performed. Such maintenance costs are expected to be incurred later in 2011.

There was an increase of $146,000 in contracted services maintenance expense due primarily to an increase of $104,000 in labor costs as more maintenance work was performed using internal labor.

Property and Other Taxes

For the three months ended March 31, 2011 and 2010, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2011	3/31/2010	CHANGE	CHANGE
Water Services	$2,940	$2,914	$26	0.9%
Electric Services	219	233	(14)	-6.0%
Contracted Services	393	475	(82)	-17.3%
Total property and other taxes	$3,552	$3,622	$(70)	-1.9%

Property and other taxes were lower in contracted services due to a decrease in gross receipt taxes for the three months ended March 31, 2011.  This decrease was due primarily to the approved request for equitable adjustment recorded in the first quarter of 2010 by ONUS at Fort Bragg, North Carolina, which added approximately $3.1 million in revenues subject to the gross receipts tax. This was partially offset by increases in gross receipts taxes at the other Military Utility Privatization Subsidiaries.

ASUS Construction Expenses

For the three months ended March 31, 2011, construction expenses for contracted services were $11.6 million, increasing $3.5 million compared to the same period in 2010 due primarily to additional large construction projects at Fort Bliss and Fort Bragg.

Interest Expense

For the three months ended March 31, 2011 and 2010, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2011	3/31/2010	CHANGE	CHANGE
Water and Electric Services	$5,613	$5,580	$33	0.6%
Contracted Services	85	69	16	23.2%
AWR (parent)	46	8	38	475.0%
Total interest expense	$5,744	$5,657	$87	1.5%

Overall, interest expense increased by $87,000 due to an increase in borrowings on AWR’s credit facility.  Average bank loan balances outstanding under the credit facility for the three months ended March 31, 2011 were approximately $61.0 million, as compared to an average of $19.2 million during the same period of 2010. The average interest rates on short-term borrowings for the three months ended March 31, 2011 was 1.47% as compared to an average of 0.86% during the same period of 2010.  As previously discussed, on April 14, 2011, GSWC issued $62.0 million in notes due in 2041 bearing interest at 6% per annum. A portion of the proceeds were used to redeem $22.0 million of GSWC’s 7.65% Medium-Term Notes, Series B.  Costs related to the redemption premium and unamortized debt issuance cost related to the 7.65% Medium-Term Notes, Series B were charged to interest expense in the second quarter of 2011.

Interest Income

For the three months ended March 31, 2011 and 2010, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2011	3/31/2010	CHANGE	CHANGE
Water and Electric Services	$135	$150	$(15)	-10.0%
Contracted Services	1	510	(509)	-99.8%
AWR (parent)	1	—	1	—
Total interest income	$137	$660	$(523)	-79.2%

Interest income decreased by $523,000 for the three months ended March 31, 2011 due primarily to $510,000 in interest income related to a Fort Bliss inventory price adjustment received in March 2010.

Income Tax Expense

For the three months ended March 31, 2011 and 2010, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	3/31/2011	3/31/2010	CHANGE	CHANGE
Water and Electric Services	$5,134	$2,609	$2,525	96.8%
Contracted Services	453	3,188	(2,735)	-85.8%
AWR (parent)	(74)	131	(205)	-156.5%
Total income tax expense	$5,513	$5,928	$(415)	-7.0%

For the three months ended March 31, 2011, income tax expense for water and electric services increased to $5.1 million compared to $2.6 million for the three months ended March 31, 2010 due primarily to an increase in pretax income.  In addition, the effective tax rate (“ETR”) for water and electric services for the three months ended March 31, 2011 increased to approximately 45% as compared to approximately 43% ETR applicable to the three months ended March 31, 2010. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

For the three months ended March 31, 2011, income tax expense for contracted services decreased to $453,000 as compared to $3.2 million for the three months ended March 31, 2010 due to a decrease in pretax income.  The ETR for contracted services was 38.6% for the three months ended March 31, 2011 and 2010.

Income from Discontinued Operations

Net income from discontinued operations for the three months ended March 31, 2011 was $634,000, equivalent to $0.03 per common share on a basic and fully diluted basis, compared to net income of $200,000 or $0.01 per common share on a basic and fully diluted basis, for the same period in 2010. The improved performance at CCWC was primarily due to a decrease in depreciation expense as a result of reporting CCWC as a discontinued operation, resulting in no further depreciation being recorded in accordance with generally accepted accounting principles. The sale received regulatory approval from the ACC in a final order issued on April 7, 2011.  The sale is pending other customary conditions and is expected to close in the second quarter of 2011.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources

AWR

Registrant’s regulated business (primarily that of GSWC), is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. Registrant also has access to a $100.0 million revolving credit facility that is currently utilized to support operations.  AWR may elect to increase the aggregate bank commitments by up to $40.0 million. The aggregate effective amount that may be outstanding under letters of credit is $20.0 million. As of March 31, 2011, an aggregate of $60.9 million in cash borrowings were included in current liabilities and $11.0 million of letters of credit were outstanding under this facility.  As of March 31, 2011, AWR had $28.1 million available to borrow under the credit facility.

In July 2010, Standard & Poor’s Ratings Services (“S&P”) upgraded its corporate credit rating on AWR and GSWC from ‘A’ with a positive outlook to ‘A+’ with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).   Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Pursuant to the syndicated credit facility agreement, the upgrade to “A+ stable” resulted in a reduced interest rate spread on the facility from 125 basis points to 120 basis points. Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending. Registrant’s capital expenditure budget for 2011 is estimated at approximately $75 - $80 million

AWR has paid common dividends for over 75 consecutive years.  On April 26, 2011, AWR declared a regular quarterly dividend of $0.28 per Common Share. The dividend, totaling approximately $5.2 million, will be paid on June 1, 2011 to common shareholders of record at the close of business on May 12, 2011. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

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

Cash flow from operating activities is primarily generated by net income, adjusted for non-cash expenses for depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $20.8 million for the three months ended March 31, 2011 as compared to $19.9 million for the three months ended March 31, 2010.  Consolidated net income for the three months ended March 31, 2011 decreased by $901,000 as compared to the same period in 2010 primarily due to a decrease in operating performance at ASUS.  Included in the 2010 results was $6.1 million in revenues and interest income related to contract modifications received from the U.S. government.  This decrease was partially offset by an increase in income from GSWC.

Cash Flows from Investing Activities:

Net cash used in investing activities, which consists primarily of capital expenditures at GSWC, were $17.5 million for the three months ended March 31, 2011 as compared to $16.0 million for the same period in 2010.

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

Net cash used in financing activities was $4.5 million for the three months ended March 31, 2011 as compared to $507,000 for the same period in 2010. During the three months ended March 31, 2011, Registrant paid $4.8 million in dividends on common shares and received $266,000 in advances of and contribution in aid of construction, net of refunds. During the three months ended March 31, 2010, Registrant increased short-term borrowings by $3.6 million on its revolving credit facility, paid $4.8 million in dividends on commons shares and received $444,000 in advances for and contributions in aid of construction, net of refunds.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, conservation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.

GSWC relies on external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  On April 14, 2011, GSWC issued $62.0 million in notes due in 2041 bearing interest at 6% per annum. A portion of the proceeds will be used to redeem $22.0 million of GSWC’s 7.65% Medium-Term Notes, Series B, pay down short term borrowings and fund capital expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable generally at rates ranging from 10% to 22% of the revenues received from the installation for which funds were advanced or in equal annual installments, generally over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $22.4 million for the three months ended March 31, 2011 as compared to $14.5 million for the same period in 2010.  As previously discussed, this increase was due primarily to higher rates in effect for all GSWC regions.  There were also surcharges in place to collect the WRAM under-collections in all of GSWC’s water regions and for the retroactive revenue related to the delayed Region II, Region III and general office rate case decision.  GSWC collected approximately $1.6 million in WRAM surcharges during the three months ended March 31, 2011. These increases in cash were partially offset by the increase in other regulatory assets including the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities were $16.8 million for the three months ended March 31, 2011 as compared to $15.7 million for the same period in 2010. This increase was due to higher capital expenditures consistent with GSWC’s 2011 capital improvement plan. GSWC is expected to incur capital expenditures in 2011 of approximately $75 - $80 million primarily for upgrades to its water supply and distribution facilities as well as costs for computer software and implementation.

Cash Flows from Financing Activities:

Net cash used in financing activities was $6.0 million for the three months ended March 31, 2011 as compared to net cash provided of $80,000 for the same period in 2010.  GSWC paid dividends of $5.0 million to AWR and decreased intercompany borrowings by $1.0 million during the three months ended March 31, 2011.  During the same period in 2010, GSWC increased intercompany borrowings by $4.7 million and received $426,000 in advances for and contributions in aid of construction, net of refunds. GSWC also paid dividends of $4.8 million to AWR during the three months ended March 31, 2010.

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

There have been no other material changes to AWR’s contractual obligations and other commitments since December 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year-ended December 31, 2010 for a detailed discussion of contractual obligations and other commitments.

Contracted Services

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and/or wastewater systems at the military bases.  In addition, higher expenses from the corporate office and ASUS headquarters allocated to the Military Utility Privatization Subsidiaries were not contemplated at the time the contracts with the U.S. government were negotiated and may be addressed in future price redeterminations. Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties to a contract.  In the event that ASUS is managing more assets at specific military bases than were included in the U.S. government’s Request for Proposal or if the assets are in substandard condition, ASUS is permitted to file, and has filed, Requests for Equitable Adjustment (“REA”).

Below is a summary of price redetermination and requests for equitable adjustment filings by subsidiaries of ASUS.

•                  FBWS — In connection with the inventory settlement with the U.S. government reached in January 2010, FBWS and the government agreed to waive the first and second price redeterminations for Fort Bliss required under the original 50-year contract. The third price redetermination is scheduled to be filed in 2012.

•                  TUS —The first price redetermination for Andrews Air Force Base was filed in December 2007.   In August 2010, the government approved an interim adjustment amounting to an 18.93% increase retroactive to February 2008. TUS has filed its proposed settlement for the O&M portion of this redetermination, which would result in a significant increase in the monthly payment for O&M.  This is expected to be resolved during the second half of 2011. A submission of a proposed settlement for the R&R portion of the first redetermination is expected to be made during the second quarter of 2011.

•      ODUS — The first price redetermination for the two utilities privatization contracts in Virginia were filed in 2008 along with an interim adjustment of 16.93%. ODUS and the government have finalized negotiations on the O&M component of the Fort Lee contract that resulted in a fee increase of 14.58% effective February 2011, versus the interim adjustment of 16.93%.  The amount of potential refund is $236,000 (all of which was reflected in deferred revenue as of March 31, 2011).  The proposed settlement of the R&R component of the Fort Lee price redetermination has been submitted to the government for review with resolution anticipated during the second half of 2011.  Proposed settlements for the O&M and R&R components of the TRADOC price redetermination have been submitted to the government with resolution anticipated during the second half of 2011.

•                  PSUS — PSUS filed an REA in connection with the substandard condition of the inventory assumed at Fort Jackson as compared to what was presented in the government’s Request for Proposal.  Resolution of this REA is expected in 2011.  The first price redetermination for Fort Jackson is expected to be filed in the second quarter of 2011.  An interim increase of 3.4% is currently in effect.

•                  ONUS - In April 2009 and December 2010, ONUS filed REAs with the government in connection with costs associated with initial system deficiency work.  Resolution of this request is expected in 2011.  The first price redetermination for ONUS is expected to be filed in the second quarter of 2011.  An interim increase of 3.6% is currently in effect.

Price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues to help offset increased costs and provide Registrant the opportunity to continue to generate positive operating income at its Military Utility Privatization Subsidiaries.  As of March 31, 2011, ASUS has $1.1 million of goodwill, which may be at risk for potential impairment if requested price redeterminations and equitable adjustments at some of the subsidiaries are not approved.

Regulatory Matters

Recent Changes in Rates

Rate increases in 2011:

In March 2011, GSWC implemented surcharges for recovery of its 2010 WRAM balances, net of MCBA and supply cost balancing accounts of approximately $19.6 million.  The implementation of the surcharges increases the Company’s cash flow, but does not impact earnings.  The 2010 balances covered by the surcharges in place are subject to routine CPUC review.  Management believes that the 2010 WRAM, net of MCBA and supply cost balancing accounts are probable of recovery.

In January 2011, the CPUC approved rate escalation year increases for Region II and Region III effective January 1, 2011.  The authorized rate increases represent increases of approximately $1.6 million for Region II, and approximately $2.4 million for Region III as compared to 2010 adopted revenues. These estimates of additional revenues are based upon normalized sales levels approved by the CPUC, effective January 1, 2011.

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

In December 2010, the CPUC issued a final decision on GSWC’s Region I rate case, approving revenue increases for 2011 and 2012, based upon normalized sales levels. On a year to year basis, the increase in 2011 revenues represents an increase of approximately $1.9 million over 2010 adopted revenues. The projected increase for 2012 is $100,000. The CPUC also authorized approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the accrued expenditures to offset the cost of financing project construction. A majority of these projects are expected to be completed over a two-year period.

GSWC intends to file a general rate case for all of GSWC’s water regions and the general office in July 2011.  GSWC expects these rates to become effective in January 2013.

Rate increases in 2010:

In November 2010, the CPUC approved rate increases for the Region II and Region III service areas, and to recover general office expenses at the corporate headquarters. Based on this decision, the approved revenue increases for 2010 totaled approximately $33.0 million as compared to 2009 adopted revenues, and included an increase of $14.0 million for supply costs.  Rate increases were retroactive to January 1, 2010. The $33.0 million revenue increase included approximately $12.2 million already collected as of the issuance of the decision through a supply cost offset surcharge (in effect since 2009). A surcharge is in place effective January 1, 2011 through December 31, 2012 to collect the remaining uncollected retroactive portion of the revenue increase.

In December 2009, the CPUC approved escalation rate increases for GSWC’s Region I water ratemaking areas effective January 1, 2010.

In October 2009, the CPUC issued a final decision regarding the BVES general rate case.  This decision provided for an incremental annual increase of $1.2 million for 2010, based on normalized sales.  These rates went into effect on January 1, 2010.  In addition, in June 2009, the CPUC authorized BVES to track the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, effective and retroactive from June 4, 2009 to October 31, 2009.  The amount in this memorandum account totaled approximately $958,000 as of December 31, 2009. However, the decision issued on October 15, 2009 did not address the disposition of this memorandum account.  In November 2009, GSWC filed a petition for modification to seek clarification from the CPUC on the treatment and recovery of this memorandum account.  In March 2010, the CPUC approved for recovery this memorandum account through a surcharge over a 24-month period.  Accordingly, during the first quarter of 2010, GSWC recorded a regulatory asset and a corresponding increase to revenues for amounts included in this memorandum account.

Pending Rate Requests

GSWC

On May 2, 2011, GSWC filed its cost of capital proceeding with the CPUC. When finalized, the rate of return authorized by the Commission will be implemented into rates on a company-wide basis. A decision on the cost of capital filing is expected in December 2011.

In August 2009, GSWC filed an application with the CPUC requesting authorization to implement corrective measures to address water quality problems in its Bay Point water system.  These corrective measures include: (i) retiring an existing water treatment plant and purchasing total system demand from Contra Costa Water District (“CCWD”); (ii) entering into an asset lease agreement with CCWD for 4.4 million gallons per day of treated water for a one-time lease price of $4.7 million; (iii) recovering costs associated with the purchase of additional treated water to replace purchased raw water; and (iv) amending tariffs to appropriately charge GSWC’s Bay Point customers for the cost of the asset lease agreement with CCWD.  GSWC expects a decision on this application in the second quarter of 2011.

Other Regulatory Matters

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2010 for a detailed discussion of other regulatory matters. The discussion below focuses on significant matters and changes since December 31, 2010.

Bear Valley Electric Service:

BVES has not achieved interim target purchase levels of renewable energy resources established by the CPUC. Under the flexible compliance rules established by the CPUC for small electric utilities, BVES is required to continue its efforts to procure renewable resources each year, and where that may prove difficult because the market for such resources is very constrained, BVES is required to describe in detail the problems that warrant deferral of compliance.  The CPUC did deferred BVES’ compliance for the years 2004 through 2007.  Management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier. For years subsequent to 2007, BVES has not met the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules so long as BVES continues its efforts to procure renewable resources each year and, to the extent that it is unable to meet established target purchase levels, because the market for such resources is constrained, it describes in detail the problems encountered in meeting the targets.  Accordingly, no provision for loss has been recorded in the financial statements as of March 31, 2011.

In November 2009, GSWC entered into a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from landfill gas.  In June 2010, GSWC filed an application with the CPUC for approval.  In February 2011, GSWC was notified that the landfill gas-generated energy contract with the LACSD could potentially be terminated should LACSD determine to shut down the landfill gas generator.  GSWC continues to work with LACSD on this contract.  GSWC has informed the CPUC of these developments.

In November 2009, GSWC also entered into a ten-year contract to purchase biogas to power BVES’ gas-fueled 8.4 MW generation facility. In July 2010, GSWC filed an application with the CPUC seeking approval of this contract. In November 2010, the contracted bioenergy vendor for the purchase of biogas advised GSWC that the biogas production will be suspended due to financial constraints.   As a result of the suspension, BVES has negotiated a Biogas Option Agreement with this vendor for the purchase of future production of biogas.  In March, 2011, GSWC submitted this Biogas Option Agreement and was sent to the CPUC for approval.

Given the recent developments with the renewable energy vendors, BVES believes that it will not be subject to fines under the CPUC’s flexible compliance rules for not meeting interim targets.

Regulatory Matters at CCWC:

Disposition of CCWC:

On June 7, 2010, the Company entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC. In July 2010, the Company filed for approval of the transaction with the ACC, which was granted in a final order issued on April 7, 2011. The transaction is expected to be completed during the second quarter of 2011.

Proceeds on settlement for removal of wells:

In 2005, in an agreement with the Fountain Hills Sanitary District (“FHSD”), CCWC agreed to permanently cease using one of its wells in order for the FHSD to secure an Aquifer Protection Permit for its recharge system.  Based on previous decisions ruled by the ACC on similar gains, CCWC recognized a net gain of $760,000 in 2005 related to the settlement agreement and established a regulatory liability for the remaining $760,000 pending the ACC’s review of this matter.  On October 8, 2009, the ACC ordered CCWC to treat the entire settlement proceeds of $1,520,000 as a reduction to rate base.  As a result, CCWC recognized a loss of $760,000 during the third quarter of 2009 and established a regulatory liability for this amount.  This effectively reversed the original gain recorded in 2005.

In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.  On April 7, 2011, the ACC issued a decision that reversed its October 2009 decision and allowed CCWC to retain 50% of the $1,520,000 settlement proceeds. As of March 31, 2011, CCWC has not recorded a gain on this matter.

Deferred general rate case costs:

Deferred rate case expenses are capitalized as regulatory assets and amortized as specified by the ACC for ratemaking purposes.  In November 2009, CCWC filed an application for rehearing on several issues, including the recovery of previously incurred rate case costs in connection with an appeal and subsequent remand proceeding.  On April 7, 2011, the ACC issued a decision that allows CCWC to recover $100,000 of rate case expenses it incurred in its appeal of its 2006 general rate case and the subsequent remand proceeding before the ACC.  A regulatory asset was recorded in April 2011 for this amount.

Pending Regulatory Matters

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

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million completed during the years 1989 through 2003. The CPUC’s investigation focuses on whether GSWC was overcharged for these construction projects and whether these overcharges, if any, were included in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices throughout its three water regions regarding the granting or awarding of construction contracts or jobs.

Should the CPUC investigation result in a disallowance of certain previously capitalized costs, such costs, and potentially any return earned on such costs, may be required to be refunded to customers resulting in a charge to operating income.  In addition to the disallowance of previously capitalized costs and the return earned on such costs, the CPUC also has the authority to assess fines and penalties.  The staff of the CPUC has indicated to GSWC that it intends to seek such remedies, including possibly a fine and penalty.  GSWC does not believe that a disallowance is required or that a penalty is justified. GSWC intends to vigorously defend the matter.  However, proceedings such as this are difficult to predict and a final outcome is unknown.  While reserving all rights, management believes it prudent to reserve for a probable loss related to this matter. The reserve estimates for this matter are subject to change as additional information becomes known. However, at this point, management does not expect increases in its recorded estimated reserve.

As a result of management’s assessment of the CPUC subpoena matter and the CPUC’s final decision on the Region II, Region III and general office rate case, GSWC recorded a reserve for the impairment of assets and loss contingencies totaling $16.6 million in 2010.  These reserve estimates may be adjusted as additional information becomes known.  In addition, a portion of the reserve is expected to be refunded to customers over a period ranging from 12-36 months.

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

There have been no material changes to AWR’s environmental matters since December 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2010 for a detailed discussion of environmental matters.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Water Supply” section of the Registrant’s Form 10-K for the year-ended December 31, 2010 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2010.

Metropolitan Water District/ State Water Project

Water supplies available to the Metropolitan Water District of Southern California (“MWD”) through the State Water Project (“SWP”) vary from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its member agencies and their customers.  Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.  However, in light of pressure on all of its sources of imported water, MWD adopted a Water Supply Allocation Plan (“the Plan”) on February 12, 2008.  MWD implemented the Plan effective July 1, 2009 requiring a regional reduction in delivery of 10%.  GSWC had implemented mandatory and voluntary actions in areas relying on MWD as a supply.  Increases in prices from wholesalers such as MWD flow through the modified cost balancing account for GSWC.  In April 2011, MWD announced that it was ending its reduced water allocation program.  GSWC is closely monitoring developments and working with its water suppliers to safeguard the supply and evaluate potential emergency responses to prolonged reductions in imported supplies.

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

Every year, the California Department of Water Resources (“DWR”) establishes the SWP allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels and reservoir levels.  The percent allocation given to state contractors can vary throughout the year as weather and other factors change. In 2010, the SWP delivered 50% of contractor requests.  On March 30, 2011, California Governor Jerry Brown declared an end to the three year statewide drought in California after snow surveys conducted by DWR found the water content in California’s mountain snowpack to be 165% of the season average.  As a result, in April 2011, DWR announced an increase in its projected 2011 deliveries to 80% of delivery requests.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk primarily relating to changes in the market price of electricity and economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

There have been no other material changes regarding Registrant’s market risk position from the information provided in its Annual Report on Form 10-K for the year ended December 31, 2010. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings described in our 2010 Annual Report on Form 10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2010, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the first quarter of 2011. The following table provides information about repurchases of common shares by AWR during the first quarter of 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
January 1 - 31, 2011	19,014		$34.01	—	NA
February 1 – 28, 2011	21		$34.06	—	NA
March 1 - 31, 2011	53,203		$33.81	—	NA
Total	72,238	(2)	$33.86	—	NA	(3)

(1)          None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          Of the amounts presented, 72,200 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) plan.  The remainder of the Common Shares was acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)          None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

(a)          On April 26, 2011, the Board of Directors of AWR declared a regular quarterly dividend of $0.28 per common share. The dividend will be paid on June 1, 2011 to shareholders of record as of the close of business on May 12, 2011.

(b)         There have been no material changes during the first quarter of 2011 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	May 6, 2011