Form 10-Q
period 2011-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2011-08-08
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

or

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

As of August 5, 2011, the number of Common Shares outstanding, of American States Water Company was 18,684,812 shares. As of August 5, 2011, all of the 142 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

Filing Format

American States Water Company (hereinafter “AWR”) is the parent company of Golden State Water Company (hereinafter “GSWC”) and American States Utility Services, Inc. (hereinafter “ASUS”) and its subsidiaries.  AWR was also the parent company of Chaparral City Water Company (“CCWC”) until its sale to EPCOR Water (USA) Inc. on May 31, 2011.

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

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	June 30, 2011	December 31, 2010
Property, Plant and Equipment
Regulated utility plant, at cost	$1,274,724	$1,227,107
Non utility property, at cost	6,484	5,904
Total	1,281,208	1,233,011
Less - Accumulated depreciation	(398,215)	(378,055)
Net property, plant and equipment	882,993	854,956

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	10,868	10,981
Total other property and investments	11,984	12,097

Current Assets
Cash and cash equivalents	11,262	4,197
Accounts receivable — customers (less allowance for doubtful accounts of $669 in 2011 and $657 in 2010)	23,347	17,507
Unbilled revenue	23,832	20,348
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2011 and $43 in 2010)	14,407	3,689
Other accounts receivable (less allowance for doubtful accounts of $393 in 2011 and $338 in 2010)	9,565	7,808
Income taxes receivable	8,756	12,342
Materials and supplies, at average cost	2,487	2,161
Regulatory assets — current	33,944	34,152
Prepayments and other current assets	5,127	6,157
Costs and estimated earnings in excess of billings on uncompleted contracts	30,134	36,924
Deferred income taxes — current	9,312	8,816
Assets of discontinued operations (Note 10)	—	50,883
Total current assets	172,173	204,984

Regulatory and Other Assets
Regulatory assets	106,687	101,801
Other accounts receivable	4,029	3,777
Costs and estimated earnings in excess of billings on uncompleted contracts	10,942	5,824
Deferred income taxes	486	495
Other	8,585	8,101
Total regulatory and other assets	130,729	119,998

Total Assets	$1,197,879	$1,192,035

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	June 30, 2011	December 31, 2010
Capitalization
Common shares, no par value	$229,228	$227,385
Earnings reinvested in the business	163,581	150,156
Total common shareholders’ equity	392,809	377,541
Long-term debt	340,395	299,839
Total capitalization	733,204	677,380

Current Liabilities
Notes payable to banks	12,000	60,900
Long-term debt — current	392	376
Accounts payable	57,972	36,155
Income taxes payable	521	2,277
Accrued employee expenses	8,878	8,084
Accrued interest	3,902	3,256
Deferred income taxes — current	29	88
Unrealized loss on purchased power contracts	7,475	6,850
Billings in excess of costs and estimated earnings on uncompleted contracts	19,033	16,808
Other	14,428	17,017
Liabilities of discontinued operations (Note 10)	—	27,031
Total current liabilities	124,630	178,842

Other Credits
Advances for construction	75,900	78,325
Contributions in aid of construction - net	97,976	95,460
Deferred income taxes	101,649	101,917
Unamortized investment tax credits	2,018	2,063
Accrued pension and other postretirement benefits	44,809	42,152
Billings in excess of costs and estimated earnings on uncompleted contracts	10,534	8,618
Other	7,159	7,278
Total other credits	340,045	335,813

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,197,879	$1,192,035

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2011	2010
Operating Revenues
Water	$80,151	$72,816
Electric	7,710	7,845
Contracted services	21,968	14,815
Total operating revenues	109,829	95,476

Operating Expenses
Water purchased	12,924	13,564
Power purchased for pumping	2,165	2,047
Groundwater production assessment	3,886	2,664
Power purchased for resale	2,854	2,876
Supply cost balancing accounts	4,245	4,686
Other operation expenses	6,946	7,262
Administrative and general expenses	18,305	16,568
Depreciation and amortization	9,538	8,365
Maintenance	4,623	4,375
Property and other taxes	3,406	3,281
ASUS construction expenses	11,926	8,633
Net (gain) loss on sale of property	(128)	5
Total operating expenses	80,690	74,326

Operating Income	29,139	21,150

Other Income and Expenses
Interest expense	(6,869)	(5,870)
Interest income	161	158
Other	(289)	(69)
Total other income and expenses	(6,997)	(5,781)

Income from continuing operations before income tax expense	22,142	15,369
Income tax expense	9,414	6,499
Income from continuing operations	12,728	8,870

Income from discontinued operations, net of tax	3,234	105

Net Income	$15,962	$8,975

Basic Earnings Per Common Share
Income from continuing operations	$0.68	$0.47
Income from discontinued operations	0.17	0.01
Net Income	$0.85	$0.48

Fully Diluted Earnings Per Share
Income from continuing operations	$0.68	$0.47
Income from discontinued operations	0.17	0.01
Net Income	$0.85	$0.48

Weighted Average Number of Shares Outstanding	18,668	18,576
Weighted Average Number of Diluted Shares	18,738	18,720

Dividends Declared Per Common Share	$0.28	$0.26

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS

ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010
Operating Revenues
Water	$144,477	$128,873
Electric	18,434	18,824
Contracted services	41,225	36,245
Total operating revenues	204,136	183,942

Operating Expenses
Water purchased	21,585	21,566
Power purchased for pumping	3,701	3,603
Groundwater production assessment	6,512	5,286
Power purchased for resale	6,729	6,545
Supply cost balancing accounts	9,324	8,501
Other operation expenses	13,863	13,946
Administrative and general expenses	37,289	35,196
Depreciation and amortization	19,275	16,724
Maintenance	8,349	8,568
Property and other taxes	6,958	6,903
ASUS construction expenses	23,545	16,801
Net (gain) loss on sale of property	(128)	2
Total operating expenses	157,002	143,641

Operating Income	47,134	40,301

Other Income and Expenses
Interest expense	(12,613)	(11,528)
Interest income	298	819
Other	(209)	(5)
Total other income and expenses	(12,524)	(10,714)

Income from continuing operations before income tax expense	34,610	29,587
Income tax expense	14,927	12,427
Income from continuing operations	19,683	17,160

Income from discontinued operations, net of tax	3,868	305

Net Income	$23,551	$17,465

Basic Earnings Per Common Share
Income from continuing operations	$1.05	$0.92
Income from discontinued operations	0.20	0.02
Net Income	$1.25	$0.94

Fully Diluted Earnings Per Share
Income from continuing operations	$1.05	$0.91
Income from discontinued operations	0.20	0.02
Net Income	$1.25	$0.93

Weighted Average Number of Shares Outstanding	18,658	18,561
Weighted Average Number of Diluted Shares	18,797	18,695

Dividends Declared Per Common Share	$0.54	$0.52

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$23,551	$17,465
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of CCWC, net of taxes	(2,454)	—
Depreciation and amortization	19,275	17,690
Provision for doubtful accounts	577	553
(Gain) loss on sale of property	(128)	2
Deferred income taxes and investment tax credits	(216)	(931)
Stock-based compensation expense	969	952
Other — net	679	671
Changes in assets and liabilities:
Accounts receivable — customers	(6,318)	(113)
Unbilled revenue	(3,484)	(8,415)
Other accounts receivable	(1,159)	(93)
Receivable from the U.S. government	(10,718)	(65)
Materials and supplies	(326)	(345)
Prepayments and other current assets	1,030	1,376
Regulatory assets — supply cost balancing accounts	9,324	8,501
Costs and estimated earnings in excess of billings on uncompleted contracts	1,672	(8,487)
Other assets (including other regulatory assets)	(12,224)	(10,559)
Accounts payable	9,583	4,967
Income taxes receivable/payable	(2,202)	1,751
Billings in excess of costs and estimated earnings on uncompleted contracts	4,141	8,861
Accrued pension and other postretirement benefits	1,745	2,743
Other liabilities	(378)	(6,983)
Net cash provided	32,939	29,541

Cash Flows From Investing Activities:
Construction expenditures	(37,295)	(38,345)
Proceeds from the sale of CCWC	29,025	—
Other	(72)	86
Net cash used	(8,342)	(38,259)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares and stock option exercises	953	1,316
Receipt of advances for and contributions in aid of construction	3,497	2,674
Refunds on advances for construction	(2,351)	(2,653)
Repayments of long-term debt	(22,279)	(283)
Proceeds from issuance of long-term debt, net of issuance costs	61,914	—
Net change in notes payable to banks	(48,900)	22,800
Dividends paid	(10,074)	(9,651)
Other — net	(292)	(142)
Net cash (used) provided	(17,532)	14,061
Net increase in cash and cash equivalents	7,065	5,343
Cash and cash equivalents, beginning of period	4,197	1,685
Cash and cash equivalents, end of period	11,262	7,028
Less cash and cash equivalents of discontinued operations	—	425
Cash and cash equivalents of continuing operations	$11,262	$6,603

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	June 30, 2011	December 31, 2010
Utility Plant
Utility plant, at cost	$1,274,724	$1,227,107
Less - Accumulated depreciation	(395,467)	(375,740)
Net utility plant	879,257	851,367

Other Property and Investments	8,385	8,899

Current Assets
Cash and cash equivalents	2,576	1,541
Accounts receivable-customers (less allowance for doubtful accounts of $669 in 2011 and $670 in 2010)	23,347	17,507
Unbilled revenue	23,832	20,348
Inter-company receivable	28	2,057
Other accounts receivable (less allowance for doubtful accounts of $345 in 2011 and $335 in 2010)	5,229	6,174
Income taxes receivable from Parent	11,536	7,421
Materials and supplies, at average cost	1,881	1,779
Regulatory assets — current	33,944	34,152
Prepayments and other current assets	4,835	5,695
Deferred income taxes — current	8,217	7,814
Total current assets	115,425	104,488

Regulatory and Other Assets
Regulatory assets	106,687	101,801
Other accounts receivable	4,029	3,777
Other	8,600	8,146
Total regulatory and other assets	119,316	113,724

Total Assets	$1,122,383	$1,078,478

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	June 30, 2011	December 31, 2010
Capitalization
Common shares, no par value	$217,975	$217,149
Earnings reinvested in the business	147,505	141,146
Total common shareholder’s equity	365,480	358,295
Long-term debt	340,395	299,839
Total capitalization	705,875	658,134

Current Liabilities
Long-term debt — current	392	376
Accounts payable	48,013	25,463
Inter-company payable	5,706	34,575
Accrued employee expenses	7,827	7,212
Accrued interest	3,900	3,251
Unrealized loss on purchased power contracts	7,475	6,850
Other	14,215	16,032
Total current liabilities	87,528	93,759

Other Credits
Advances for construction	75,900	78,325
Contributions in aid of construction — net	97,976	95,460
Deferred income taxes	101,214	101,474
Unamortized investment tax credits	2,018	2,063
Accrued pension and other postretirement benefits	44,809	42,152
Other	7,063	7,111
Total other credits	328,980	326,585

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,122,383	$1,078,478

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	Three Months Ended June 30,
(in thousands)	2011	2010
Operating Revenues
Water	$80,151	$72,816
Electric	7,710	7,845
Total operating revenues	87,861	80,661

Operating Expenses
Water purchased	12,924	13,564
Power purchased for pumping	2,165	2,047
Groundwater production assessment	3,886	2,664
Power purchased for resale	2,854	2,876
Supply cost balancing accounts	4,245	4,686
Other operating expenses	5,842	6,369
Administrative and general expenses	14,922	13,476
Depreciation and amortization	9,321	8,181
Maintenance	4,006	4,001
Property and other taxes	3,113	3,013
Net (gain) loss on sale of property	(128)	5
Total operating expenses	63,150	60,882

Operating Income	24,711	19,779

Other Income and Expenses
Interest expense	(6,685)	(5,752)
Interest income	155	156
Other	(477)	(65)
Total other income and expenses	(7,007)	(5,661)

Income from operations before income tax expense	17,704	14,118

Income tax expense	7,699	6,024

Net Income	$10,005	$8,094

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE SIX MONTHS

ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Operating Revenues
Water	$144,477	$128,873
Electric	18,434	18,824
Total operating revenues	162,911	147,697

Operating Expenses
Water purchased	21,585	21,566
Power purchased for pumping	3,701	3,603
Groundwater production assessment	6,512	5,286
Power purchased for resale	6,729	6,545
Supply cost balancing accounts	9,324	8,501
Other operating expenses	11,556	12,258
Administrative and general expenses	29,784	28,373
Depreciation and amortization	18,837	16,363
Maintenance	6,990	7,599
Property and other taxes	6,272	6,160
Net (gain) loss on sale of property	(128)	5
Total operating expenses	121,162	116,259

Operating Income	41,749	31,438

Other Income and Expenses
Interest expense	(12,298)	(11,332)
Interest income	290	306
Other	(399)	(8)
Total other income and expenses	(12,407)	(11,034)

Income from operations before income tax expense	29,342	20,404

Income tax expense	12,935	8,746

Net Income	$16,407	$11,658

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$16,407	$11,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,837	16,363
(Gain) loss on sale of property	(128)	5
Provision for doubtful accounts	498	526
Deferred income taxes and investment tax credits	(65)	(948)
Stock-based compensation expense	853	690
Other — net	704	900
Changes in assets and liabilities:
Accounts receivable — customers	(6,318)	(84)
Unbilled revenue	(3,484)	(8,287)
Other accounts receivable	673	1,907
Materials and supplies	(102)	(226)
Prepayments and other current assets	860	1,393
Regulatory assets — supply cost balancing accounts	9,324	8,501
Other assets (including other regulatory assets)	(12,127)	(10,564)
Accounts payable	10,316	2,924
Inter-company receivable/payable	(840)	51
Income taxes receivable/payable from/to Parent	(4,115)	838
Accrued pension and other postretirement benefits	1,745	2,743
Other liabilities	24	(7,349)
Net cash provided	33,062	21,041

Cash Flows From Investing Activities:
Construction expenditures	(36,715)	(37,451)
Proceeds from sale of property	144	83
Net cash used	(36,571)	(37,368)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	—	20,000
Receipt of advances for and contributions in aid of construction	3,497	2,601
Refunds on advances for construction	(2,351)	(2,653)
Proceeds from the issuance of long-term debt, net of issuance costs	61,914	—
Repayments of long-term debt	(22,279)	(283)
Net change in inter-company borrowings	(26,000)	5,400
Dividends paid	(10,000)	(9,600)
Other — net	(237)	(87)
Net cash provided	4,544	15,378

Net increase (decrease) in cash and cash equivalents	1,035	(949)
Cash and cash equivalents, beginning of period	1,541	1,096
Cash and cash equivalents, end of period	$2,576	$147

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

AND

GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.” Through May 31, 2011, AWR was also the parent company of Chaparral City Water Company (“CCWC”).

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 256,000 customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 23,000 customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, including properties, rates, services, facilities and other matters.  AWR’s assets and operating income are primarily those of GSWC.

ASUS performs water and wastewater services and operations on a contract basis. Through its wholly owned subsidiaries, ASUS operates and maintains the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances, changes in laws and regulations and changes in wages and fringe benefits to the extent provided in each of the contracts. There is no direct regulatory oversight by the CPUC over AWR or the operation, rates or services provided by ASUS or any of its wholly owned subsidiaries.

As more fully described in Note 10, on June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for an initial purchase price of $34.7 million, including the assumption of approximately $5.6 million of long-term debt.  The sale was approved by the Arizona Corporation Commission in April 2011 and the transaction closed on May 31, 2011.  At closing, $29.0 million in cash was paid to AWR, which was used primarily to pay down short-term borrowings.

Basis of Presentation: The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified.

The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. The assets and liabilities of CCWC have been classified as current assets and liabilities held for sale as of December 31, 2010.  The operational results for the periods presented and the gain on disposal of CCWC are reported in discontinued operations, net of transaction costs.  The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2010 filed with the SEC.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $100 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheets as of June 30, 2011 and December 31, 2010. The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors mandated by the CPUC.

Long-Term Debt:  On April 14, 2011 GSWC sold $62.0 million in aggregate principal amount of its 6% Notes (“the Notes”). The Notes will mature on April 15, 2041. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15, at the rate of 6% per annum. The Notes are unsecured and unsubordinated and rank equally with all of GSWC’s unsecured and unsubordinated debt. A portion of the proceeds were used in May 2011 to redeem $22.0 million of GSWC’s 7.65% Medium-Term Notes, Series B and to pay a redemption premium of $421,000.    The remainder of the proceeds was used to pay down short-term borrowings from AWR and to fund capital expenditures.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $764,000 and $715,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,464,000 and $1,400,000 for the six months ended June 30, 2011 and 2010, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $171,000 and $144,000 during the three months ended June 30, 2011 and 2010, respectively, and $365,000 and $439,000 for the six months ended June 30, 2011 and 2010, respectively.

Recently Adopted Accounting Pronouncements:  In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards and provided amendments to the criteria of Accounting Standards Codification Topic 605, “Revenue Recognition,” for separately recognizing consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable.  This guidance was effective for the Registrant beginning January 1, 2011 and did not have any impact on its consolidated financial statements.

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

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At June 30, 2011, Registrant had approximately $34.7 million of regulatory assets not accruing carrying costs. Of this amount, $29.4 million relates to the underfunded positions of the pension and other post-retirement obligations, $3.6 million relates to deferred income taxes representing accelerated tax benefits flowed through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, and $7.5 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contracts over the life of the contract.  The remainder relates to other items that do not provide for or incur carrying costs that Registrant expects to be reflected in rates over a short period.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets for continuing operations are as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010
GSWC
Electric supply cost balancing account	$8,906	$10,305
Water supply cost balancing accounts	1,810	3,374
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	37,188	30,890
Base Revenue Requirement Adjustment Mechanism	3,170	1,889
Water Conservation Memorandum Account	1,129	1,435
Costs deferred for future recovery on Aerojet case	17,868	18,309
Pensions and other post-retirement obligations	31,509	32,191
Derivative unrealized loss (Note 4)	7,475	6,850
Flow-through taxes, net	3,627	4,270
Electric transmission line abandonment costs	2,535	2,638
Asset retirement obligations	2,818	2,711
Low income rate assistance balancing accounts	4,580	4,657
General rate case memorandum accounts	17,430	20,404
Santa Maria adjudication memorandum accounts	3,744	3,737
Bay Point balancing account	4,889	—
Other regulatory assets, net	6,198	6,754
Various refunds to customers	(14,245)	(14,461)
Total	$140,631	$135,953

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2010 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2010.

Electric Supply Cost Balancing Accounts:

Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $8.9 million at June 30, 2011.  During the six months ended June 30, 2011, the under-collection decreased by approximately $1.4 million primarily as a result of a payment of a surcharge by its customers of 2.2¢ per kilowatt hour.  In addition, BVES is only allowed to include its actual recorded purchased energy costs up to a weighted annual average cost of $77 per megawatt-hour (“MWh”) through August 2011 in its electric supply cost balancing account.

GSWC’s current power contract provides for 13 megawatts (“MW”) of electric energy at a fixed price of $67.75 per MWh during 2011 as compared to the $77 per MWh included in rates.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeds the $77 per MWh amount prior to September 1, 2011, GSWC will not be able to include these amounts in its balancing account and such amounts will be expensed.  There were no amounts expensed over the $77 per MWh cap during the three and six months ended June 30, 2011 and 2010.

As of June 30, 2011, the electric supply cost balancing account consists of $4.5 million for costs of abandonment of a transmission line upgrade and $4.4 million for changes in purchased energy and power system delivery costs.

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

As of June 30, 2011, there is a $1.8 million net under-collection remaining in the water supply cost balancing accounts relating to GSWC’s Region I.  Currently, there are surcharges in place to recover these under-collections.  When these surcharges expire, any unrecovered balances will be included for recovery in a future filing.

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

Under the MCBA, GSWC began tracking adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from or refunds to customers the amount of such variances at a later date. GSWC tracks these variances individually for each rate-making area.  Unlike the WRAM, the MCBA applies to all customer classes.

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for each rate-making area.  Balances in these accounts bear interest at the current 90-day commercial paper rate.

GSWC intends to seek approval from the CPUC to refund or collect the balance in these accounts when the net amount at the end of the calendar year for Regions II and III and any ratemaking area in Region I achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement).

In March 2010, surcharges were put in place to recover $18.3 million of amounts accumulated, as of December 31, 2009, in Regions II and III’s WRAM, net of MCBA and supply cost balancing accounts.  During 2010, surcharges were implemented for recovery of $2.1 million of the Region I WRAM accounts, net of the MCBA.

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

For the three and six months ended June 30, 2011, surcharges of approximately $4.0 million and $5.6 million, respectively, were billed to customers to collect previously incurred under-collections in the WRAM, net of MCBA balancing accounts. As of June 30, 2011, GSWC had a net aggregated regulatory asset of $37.2 million which is comprised of a $58.4 million under-collection in the WRAM accounts and a $21.2 million over-collection in the MCBA accounts.

Aerojet Litigation Memorandum Account:

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $264,000 and $211,000 was billed to customers during the three months ended June 30, 2011 and 2010, respectively, and approximately $459,000 and $392,000 for the six months ended June 30, 2011 and 2010, respectively. GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision.

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

General Rate Case Memorandum Accounts:

The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications.  As of June 30, 2011, there is an aggregate $17.4 million in the general rate case memorandum accounts.  The majority of this amount relates to the final decision issued by the CPUC in November 2010 on the Region II, Region III and general office rate case for rates in years 2010, 2011 and 2012. Due to delays in issuing a decision on this rate case, interim rates for Region II and Region III were established effective January 1, 2010.  The final decision approved rate increases retroactive to January 1, 2010.  Accordingly, in November 2010 GSWC recorded a $19.5 million regulatory asset representing the difference between interim rates and the final rates authorized by the CPUC. Effective January 1, 2011, a twenty-four month surcharge went into effect to collect the $19.5 million retroactive portion of the revenue increase.   During the three and six months ended June 30, 2011, approximately $2.0 million and $3.0 million, respectively, have been collected from customers. If GSWC has not fully recovered the amount of this under-collection at the end of the twenty-four month period, GSWC will seek recovery of any amounts not recovered through this surcharge.

Excess Usage Charges - Refund to Customers:

In July 2009, GSWC began receiving reduced water allocations from member agencies of the Metropolitan Water District of Southern California (“MWD”). As a result, in July 2009, GSWC began implementing water rationing, restrictions, and excess usage charges to its customers in several of its service areas. The excess usage charges were being collected in the event that penalties were required to be paid to MWD for exceeding GSWC’s water allocations.  Because GSWC was able to comply with the reduced water allocations from MWD, it will not have to remit to MWD these excess usage charges collected from its customers. In May 2011, GSWC ended water rationing to its customers. As of June 30, 2011, GSWC has excess usage charges totaling $2.8 million recorded as a regulatory liability.  In July 2011, GSWC filed advice letters with the CPUC seeking authorization to refund these amounts to customers in the service areas which had water rationing.  If approved, GSWC will refund the excess usage charges through a two month surcredit.

Bay Point Balancing Account:

In August 2009, GSWC filed an application with the CPUC requesting authorization to implement corrective measures to address water quality problems in its Bay Point water system.  These corrective measures include: (i) retiring an existing water treatment plant and purchasing water from Contra Costa Water District (“CCWD”); (ii) entering into an agreement with CCWD for a capacity right to 4.4 million gallons per day of treated water for a one-time price of $4.7 million; (iii) recovering costs associated with the purchase of additional treated water to replace purchased raw water; and (iv) amending tariffs to appropriately charge GSWC’s Bay Point customers for the cost of the asset lease agreement with CCWD.  In June 2011, the CPUC issued a resolution in this matter which approved the contract with CCWD and authorized GSWC to establish a balancing account to record and recover from customers the $4.7 million payment for use of CCWD’s treatment plant.  As of June 30, 2011, GSWC has established a regulatory asset for the one-time payment to CCWD totaling $4.9 million (as adjusted for cost index escalation), which will be recovered in future rates from customers.  In July 2011, the CPUC issued a proposed decision on the ratemaking treatment for the abandoned water treatment plant and the agreement with CCWD. The CPUC has authorized GSWC to amortize both the un-depreciated value of the retired treatment plant and the agreement with CCWD over a six year period and to earn the projected cost of incremental debt used in GSWC’s 2008 cost of capital filing of 8.3%.

Other Regulatory Matters:

Bear Valley Electric Service:

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. However, BVES expects that the CPUC will waive any potential fines in accordance with the CPUC’s flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of June 30, 2011.  BVES is continuing its efforts to procure renewable resources.

In September 2009, GSWC entered into a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from landfill gas.  In June 2010, GSWC filed an application with the CPUC for approval.  In February 2011, GSWC was notified that the landfill gas-generated energy contract with the LACSD could potentially be terminated should LACSD determine to shut down the landfill gas generator.  GSWC informed the CPUC of the potential termination of this contract.  The contract was approved by the CPUC in June 2011.

In July 2011, GSWC and LACSD entered into a settlement agreement to modify the contract.  Pursuant to the settlement agreement, LACSD will provide GSWC with renewable energy from the landfill gas generator through September 30, 2011, the date at which LACSD intends to cease operation of the generator.  In addition, LACSD will also sell to GSWC renewable energy credits (“REC”) at $30 per REC.  GSWC intends to file for approval with CPUC for the purchase of these RECs.

In November 2010, the contracted bioenergy vendor for the purchase of biogas advised GSWC that the biogas production will be suspended due to financial constraints.   As a result of the suspension, BVES has negotiated a Biogas Option Agreement with this vendor for the purchase of future production of biogas.  In March, 2011, GSWC and the Division of Ratepayer Advocates reached a settlement agreement on this Biogas Option Agreement.  In June 2011, the settlement agreement was approved by the CPUC.

BVES believes that it will not be subject to fines under the CPUC’s flexible compliance rules for not meeting interim targets due to its efforts to procure renewable energy resources.

New Tax Law:

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Act”) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Act, which may reduce revenue requirements in future rate case proceedings.   The effective date of the memorandum account established by the resolution is April 14, 2011.  More specifically, the memorandum account established by the resolution will track on a CPUC-jurisdictional, revenue requirement basis: (a) decreases in each impacted utility’s revenue requirement resulting from increases in its deferred tax reserve; and (b) other direct changes in the revenue requirement resulting from taking advantage of the Tax Relief Act. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed.  GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statement in 2011.

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

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million over a period of 14 years. The CPUC’s investigation focused on whether GSWC was overcharged for these construction projects and whether these overcharges, if any, were included in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices regarding the granting or awarding of construction contracts or jobs.

On June 27, 2011, GSWC executed a settlement agreement with the Division of Water and Audits (“DWA”) of the CPUC that, if approved by the CPUC, would resolve the investigation.  Also on June 27, 2011, GSWC and DWA jointly filed this settlement agreement for CPUC approval.  A decision by the CPUC is expected later this year.  Among other things, the settlement agreement resolves all disputes and disagreements between GSWC and DWA and, upon CPUC approval, the CPUC will generally release GSWC from any claim, known or unknown, foreseen or unforeseen, that arose or may have arisen as a result of the CPUC staff’s investigation into GSWC’s procurement practices as they related to contracts with this specific contractor.

Upon approval by the CPUC, the settlement provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million.   In addition, a penalty of $1.0 million will be paid by GSWC based on a concern that GSWC should have, but failed to, disclose the issues to the CPUC.  GSWC recorded a loss contingency reserve in 2010 for this matter in anticipation of this settlement agreement.  Therefore, no further change to the reserve was required during the three and six months ended June 30, 2011. Management does not expect future increases in the reserve related to this specific contractor.

Finally, as part of the settlement agreement, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement is approved by the CPUC.   The audits will cover GSWC’s procurement practices from 1994 forward and could result in further disallowances of costs.  The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. At this time, management cannot predict the outcome or costs of these audits.

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

	Basic	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	(in thousands, except per share amounts)	2011	2010	2011	2010
	Net income from continuing operations	$12,728	$8,870	$19,683	$17,160
	Net income from discontinued operations	3,234	105	3,868	305
	Total net income	15,962	8,975	23,551	17,465
Less: (a)	Distributed earnings to common shareholders	5,227	4,830	10,075	9,652
	Distributed earnings to participating securities	36	26	64	48
	Undistributed earnings	10,699	4,119	13,412	7,765

	(b) Undistributed earnings allocated to common shareholders	10,625	4,098	13,327	7,727
	Undistributed earnings allocated to participating securities	74	21	85	38

	Total income available to common shareholders, basic (a)+(b)	$15,852	$8,928	$23,402	$17,379

	Weighted average Common Shares outstanding, basic	18,668	18,576	18,658	18,561

	Basic earnings per Common Share:
	Income from continuing operations	$0.68	$0.47	$1.05	$0.92
	Income from discontinued operations	0.17	0.01	0.20	0.02
	Net Income	$0.85	$0.48	$1.25	$0.94

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At June 30, 2011 and 2010, there were 708,345 and 742,387 options outstanding, respectively, under these Plans. At June 30, 2011 and 2010, there were also 135,611 and 104,498 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Common shareholders earnings, basic	$15,852	$8,928	$23,402	$17,379
Undistributed earnings for dilutive stock options	74	21	85	38
Total common shareholders earnings, diluted	$15,926	$8,949	$23,487	$17,417

Weighted average common shares outstanding, basic	18,668	18,576	18,658	18,561
Stock-based compensation (1)	70	144	139	134
Weighted average common shares outstanding, diluted	18,738	18,720	18,797	18,695

Diluted earnings per Common Share:
Income from continuing operations	$0.68	$0.47	$1.05	$0.91
Income from discontinued operations	0.17	0.01	0.20	0.02
Net Income	$0.85	$0.48	$1.25	$0.93

(1)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 465,824 and 395,833 stock options at June 30, 2011 and

2010, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 135,611 and 104,498 restricted stock units at June 30, 2011 and 2010, respectively, were included in the calculation of diluted EPS for the six months ended June 30, 2011 and 2010.

Stock options of 241,921 and 112,026 were outstanding at June 30, 2011 and 2010, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the six months ended June 30, 2011 and 2010.  Stock options of 600 and 234,528 were outstanding at June 30, 2011 and 2010, respectively, but not included in the computation of diluted EPS because they were anti-dilutive.

During the six months ended June 30, 2011 and 2010, Registrant issued 49,456 and 57,299 Common Shares, for approximately $953,000 and $1,316,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, and the stock incentive plans. In addition, Registrant purchased 159,383 and 67,241 Common Shares on the open market during the six months ended June 30, 2011 and 2010, respectively, under Registrant’s 401(k) Plan and the Common Share Purchase and Dividend Reinvestment Plan. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended June 30, 2011 and 2010, AWR paid quarterly dividends of approximately $5.2 million, or $0.28 per share, and $4.8 million, or $0.26 per share, respectively.  During the six months ended June 30, 2011 and 2010, AWR paid quarterly dividends to shareholders of approximately $10.1 million, or $0.54 per share, and $9.7 million, or $0.52 per share.

Note 4 — Derivative Instruments:

In October 2008, GSWC executed a purchased power contract that permits GSWC to purchase power at a fixed cost over three and five year terms depending on the amount of power and the period during which the power is purchased under the contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   GSWC began receiving power under this contract on January 1, 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contract will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.   As of June 30, 2011 there was a $7.5 million cumulative unrealized loss which has been included in the memorandum account.  This memorandum account does not impact GSWC’s earnings.

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

The following table presents changes in the fair value of the derivative for the three and six months ended

June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Balance, at beginning of the period	$(6,874)	$(10,038)	$(6,850)	$(7,338)
Unrealized gain (loss) on purchased power contracts	(601)	486	(625)	(2,214)
Balance, at end of the period	$(7,475)	$(9,552)	$(7,475)	$(9,552)

For the three and six months ended June 30, 2011 and 2010, the unrealized gains and losses were included in regulatory assets due to regulatory mechanisms in place effective January 1, 2009.

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by GSWC. Rates available to GSWC at June 30, 2011 and December 31, 2010 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	June 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$340,787	$388,560	$300,215	$356,005

Note 6 — Military Privatization:

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year, firm fixed price contracts, subject to periodic prospective price redeterminations and modifications for changes in circumstances, changes in laws and regulations, and changes in wages and fringe benefits to the extent provided in each of the contracts.

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

Revenues from firm, fixed-price construction contracts are recognized based on the percentage-of-completion method of accounting.  In accordance with generally accepted accounting principles, revenue recognition under the percentage-of-completion method requires ASUS to estimate the progress toward completion on a contract in terms of efforts (costs incurred) or in terms of results achieved (such as units constructed). Construction costs include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, and tools.

Revisions in estimated contract profits are made in the period in which circumstances requiring the revision become known. During the second quarter of 2011, a change in estimated costs to complete a water and wastewater pipe replacement project at Fort Bragg was made as a result of successful negotiations with contractors providing construction services to reduce the estimated cost to complete the pipeline replacement work. The effect of the change in cost estimates resulted in an increase in pretax operating income of $2.9 million for work previously performed by ONUS on this project. The project is scheduled to be completed by early 2014.

Note 7 — Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETRs for the three months ended June 30, 2011 and 2010 were 43.5% and 42.7%, respectively.  The GSWC ETRs for the six months ended June 30, 2011 and 2010 were 44.1% and 42.9%, respectively. The GSWC ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).

GSWC continues to compute its state tax provision as if GSWC were autonomous and not a member of AWR’s unitary group.  This approach is consistent with the methodology used for ratemaking purposes.  Since all of GSWC’s activities are conducted within California, GSWC’s state tax provision does not reflect apportionment of its income.

Changes in Tax Law:

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Act”) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.  As a result of these law changes, Registrant’s current tax expense for 2010 and 2011 reflect benefits from the Tax Relief Act. Although these law changes reduce AWR’s current taxes payable, they do not reduce its total income tax expense or effective tax rate.

Note 8 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and six months ended June 30, 2011 and 2010 are as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefits Cost:
Service cost	$1,429	$1,199	$107	$102	$150	$108
Interest cost	1,639	1,526	153	159	116	89
Expected return on plan assets	(1,588)	(1,313)	(74)	(63)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	40	40
Amortization of actuarial loss	322	293	—	—	34
Net periodic pension cost under accounting standards	1,832	1,735	241	253	340	237
Regulatory adjustment — deferred	(161)	—	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,671	$1,735	$241	$253	$340	$237

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefits Cost:
Service cost	$2,812	$2,398	$214	$204	$300	$216
Interest cost	3,262	3,052	306	318	232	178
Expected return on plan assets	(3,174)	(2,626)	(147)	(126)	—	—
Amortization of transition	—	—	210	210	—	—
Amortization of prior service cost (benefit)	59	60	(100)	(100)	81	80
Amortization of actuarial loss	621	586	—	—	67	—
Net periodic pension cost under accounting standards	3,580	3,470	483	$506	680	474
Regulatory adjustment — deferred	(253)	—	—	—	—	—
Total expense recognized, before allocation to overhead pool	$3,327	$3,470	$483	$506	$680	$474

Registrant expects to contribute approximately $6.6 million and $500,000 to the pension and postretirement medical plans in 2011, respectively.  A contribution of $1.0 million was made to the pension plan during the six months ended June 30, 2011.

In May 2009, the Board of Directors approved the establishment of a Rabbi Trust created for the SERP plan. Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of June 30, 2011, the balance in the Rabbi Trust totals $1.7 million and is included in Registrant’s other property and investments.

Regulatory Adjustment:

In November 2010, the CPUC authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  For the three and six months ended June 30, 2011, GSWC’s actual expense under the accounting guidance for pension was greater than amounts included in customer rates by $161,000 and $253,000, respectively. This under-collection has been recorded in the two-way pension balancing account included in regulatory assets (Note 2).  As of June 30, 2011, GSWC has included a $2.1 million under-collection in the two-way pension balancing account.

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

GSWC has, pursuant to permission of the court, amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. Registrant is presently unable to predict the outcome of this ruling on its ability to fully recover from the PRPs, past and future costs associated with the treatment of these wells. In this same suit, the PRPs have filed cross-complaints against the Water Entities, the MWD, the Main San Gabriel Basin Watermaster and others on the theory that they arranged for and did transport contaminated water into the Main San Gabriel Basin for use by GSWC and the other two affected water purveyors and for other related claims.

On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in that portion of the San Gabriel Valley from which the two impacted GSWC wells draw water. GSWC was not named as a party to the UAO. The UAO requires these parties to remediate the contamination.

The judge in the lawsuit stayed the matter on October 12, 2004 in order to allow the parties to explore settlement and appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA has also conducted settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA have worked closely to coordinate their settlement discussions under the auspices of the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements have been reached with some PRPs.

On March 28, 2011, the Court lifted the stay and the matter has proceeded in litigation. The EPA filed a separate complaint against the remaining PRPs and their matter was consolidated with those filed by the Water Entities.  In the EPA case, the remaining PRPs filed a cross-complaint against the Water Entities making the same basic allegations as in their already existing cross-complaint.  The cross complaint was filed on August 1, 2011.  Registrant believes the filing does not materially alter the structure and claims in the case.  GSWC will continue to work with EPA and the special master to reach settlement with all PRPs or proceed to trial.  Registrant is presently unable to predict the ultimate outcome of these settlement discussions.

Condemnation of Properties:

The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, these laws provide: (i) that the owner of utility property may contest whether the condemnation is actually necessary and in the public interest, and (ii) that the owner is entitled to receive the fair market value of its property if the property is ultimately taken.

The Town of Apple Valley (the “Town”) abandoned its activities related to a potential condemnation of GSWC’s water system serving the Town in 2007. However, in January 2011, the Town Council directed staff to update the previously prepared financial feasibility study for the acquisition of GSWC’s water systems.  GSWC’s Apply Valley water systems serve approximately 2,800 customers.

In April 2011, an organization called Ojai FLOW (Friends of Locally Owned Water) started a local campaign for the Casitas Municipal Water District to purchase GSWC’s Ojai water system.  The Ojai City Council passed a resolution supporting the efforts of Ojai FLOW at their regular meeting on April 26, 2011.  In May 2011, Ojai FLOW submitted a petition with over 1,800 signatures to the Casitas Municipal Water District supporting the recommended acquisition of GSWC’s Ojai water system.  The Casitas Municipal Water District’s Water Resources Committee is presently considering the proposal by Ojai FLOW. GSWC serves approximately 3,000 customers in Ojai.

Except for the Town of Apple Valley and the City of Ojai, Registrant is currently not involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

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

On February 11, 2008, the court issued its final judgment, which approves and incorporates the stipulation.  The judgment awards GSWC prescriptive rights to groundwater against the non-stipulating parties.  In addition, the judgment grants GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retains jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  On March 20, 2008, the non-stipulating parties filed notices of appeal.  In August 2010, the appellants filed their opening briefs.  Registrant is unable to predict the outcome of the appeal.

Aerojet Note Receivable:

Pursuant to the settlement agreement with Aerojet discussed in Note 2, GSWC has a note receivable which is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  GenCorp Inc. is the parent of Aerojet.  In January 2010, Standard & Poor’s (“S&P”) upgraded GenCorp Inc’s credit rating to B- from CCC+ with a stable outlook.  This is a non-investment grade rating assigned by S&P to companies whose financial situation varies.  On March 26, 2010, Moody’s Investor Services (“Moody’s”) upgraded GenCorp Inc.’s rating from B3 to B2.  This is a non-investment grade rating assigned by Moody’s to obligations that are speculative and subject to high credit risk and of generally poor credit quality.

As of June 30, 2011, GSWC has received from Aerojet a total of $5.0 million including interest as payment of the first and second annual installments under the terms of the 2004 settlement agreement. As of June 30, 2011, the unpaid portion of the note receivable is $6.3 million, comprised of $4.8 million in principal and $1.5 million in accrued interest. At this time, management believes the note receivable from Aerojet is fully collectible and has not provided a reserve for uncollectible amounts as of June 30, 2011.  GSWC will continue to assess recoverability of this note receivable.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured. Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of June 30, 2011, the total spent to clean-up and remediate GSWC’s plant facility is approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery.

As of June 30, 2011, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Note 10 — Discontinued Operations:

On June 7, 2010, Registrant entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $34.7 million, including the assumption of approximately $5.6 million of long-term debt.  Regulatory approval of the transaction was received from the Arizona Corporation Commission (“ACC”) on April 7, 2011.  On May 26, 2011, CCWC’s Board of Directors declared a $1.5 million cash dividend to AWR, which was also paid on May 26, 2011. The sale closed on May 31, 2011 and AWR received approximately $29.0 million in cash which was used primarily to pay down short-term borrowings.    In addition, the purchase price was subject to certain adjustments for changes in retained earnings based on a final audit, which resulted in an increase of $578,000 to the purchase price.  This purchase price adjustment has been recorded as a receivable as of June 30, 2011 and is expected to be collected in the third quarter of 2011.  The completion of the sale generated a gain (net of taxes and transaction costs) of approximately $2.3 million during the second quarter of 2011.

The assets and liabilities of CCWC have been classified as current assets and liabilities held for sale as of December 31, 2010.  The operational results for the periods presented and the gain on disposal of CCWC are reported in discontinued operations.

The carrying amounts of the major classes of assets and liabilities of CCWC included in discontinued operations are as follows:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Assets:
Utility Plant, net	$—	$44,085
Goodwill, net	—	3,321
Other assets	—	3,477
Total assets of discontinued operations	$—	$50,883

Liabilities:
Advances and contributions in aid of construction, net	$—	$17,867
Long term debt	—	5,645
Other liabilities	—	3,519
Total liabilities of discontinued operations	$—	$27,031

Regulatory Matters - Gain on Settlement for Removal of a Well:

In 2005, in an agreement with the Fountain Hills Sanitary District (“FHSD”), CCWC agreed to permanently cease using one of its wells in order for the FHSD to secure an Aquifer Protection Permit for its recharge system.  Based on previous decisions of the ACC on similar gains, CCWC recognized a net gain of $760,000 in 2005 related to the settlement agreement and established a regulatory liability for the remaining $760,000 pending the ACC’s review of this matter.  On October 8, 2009, the ACC ordered CCWC to treat the entire settlement proceeds of $1,520,000 as a reduction to rate base.  As a result, CCWC recognized a loss of $760,000 during the third quarter of 2009 and established a regulatory liability for this amount.  This effectively reversed the original gain recorded in 2005.

In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.  On April 7, 2011, the ACC issued a decision that reversed its October 2009 decision and allowed CCWC to retain 50% of the $1,520,000 settlement proceeds.  Accordingly, in the second quarter of 2011, CCWC recorded a gain on settlement on removal of a well of $760,000.  As part of the April 7, 2011 ACC decision, CCWC was authorized to recover the difference in revenues between what would have been collected to-date had the April 7, 2011 decision been in place effective October 2009, and revenues actually collected to-date under rates approved from the original 2009 decision. Accordingly, in May 2011 CCWC recorded a regulatory asset for retroactive revenues of $149,000 to be collected by CCWC, with interest at 6% per annum, through a six month surcharge.

A summary of discontinued operations presented in the consolidated statements of income for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Operating revenues	$1,571	$2,272	$3,492	$4,089

Supply costs	250	411	584	764
Other operating expenses (1)	379	941	836	1,979
Gain on settlement for removal of a well	(760)	—	(760)	—
Total operating expenses	(131)	1,352	660	2,743

Operating income	1,702	920	2,832	1,346

Interest expense, net	(59)	(89)	(142)	(180)

Income before income taxes	1,643	831	2,690	1,166

Income tax expense (2)	670	331	1,078	466
Income from the operations of discontinued operations, net of tax	973	500	1,612	700

Gain on sale of business, net of tax	2,454	—	2,454	—
Transaction costs, net of tax (3)	(193)	(395)	(198)	(395)
Net gain on sale	2,261	(395)	2,256	(395)

Income from discontinued operations, net of tax (4)	$3,234	$105	$3,868	$305

(1)	In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.

(2)

Income tax expense does not include the effects of CCWC’s inclusion in the AWR combined California unitary return, which are included in, and do not materially affect, the income tax expense of continuing operations.

(3)

Included in discontinued operations for the three and six months ended June 30, 2011 are direct transaction costs of $405,000 and $413,000, respectively, for legal and consulting services in connection with the sale of CCWC. Transaction costs for the three and six months ended June 30, 2010 amounted to $659,000.

(4)

Corporate overhead costs allocated to CCWC have been excluded from discontinued operations. The majority of these costs are expected to continue primarily at GSWC. Accordingly, these corporate overhead costs have been included in other operating expenses and administrative and general expenses as part of continuing operations in the consolidated statements of income. Such costs allocated to CCWC that have been reflected as part of continuing operations amounted to $106,000 and $233,000 for the three months ended June 30, 2011 and 2010, respectively, and $356,000 and $514,000 for the six months ended June 30, 2011 and 2010, respectively.

Note 11 — Business Segments

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has two continuing principal business units: water and electric service utility operations conducted through GSWC, CCWC (through May 31, 2011) and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California.  The operating activities of CCWC have been included in discontinued operations as described in Note 10.  All activities of CCWC were located in the state of Arizona. Both GSWC and CCWC are rate-regulated utilities.

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

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries, and other matters. Certain assets, revenues and expenses have been allocated in the amounts set forth. The identifiable assets are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC and through May 31, 2011 for CCWC.

	As Of And For The Three Months Ended June 30, 2011
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$80,151	$7,710	$—	$21,968	$—	$109,829
Operating income (loss) (1)	23,470	1,241	(106)	4,537	(3)	29,139
Interest expense, net	6,091	439	—	141	37	6,708
Identifiable assets	841,318	37,939	—	3,736	—	882,993
Depreciation and amortization expense	8,874	447	—	217	—	9,538
Income from discontinued operations, net of tax (2)	—	—	973	—	2,261	3,234
Capital additions	18,873	1,020	—	102	—	19,995

	As Of And For The Three Months Ended June 30, 2010
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$72,816	$7,845	$—	$14,815	$—	$95,476
Operating income (loss) (1)	19,086	693	(233)	1,623	(19)	21,150
Interest expense, net	5,215	381	—	71	45	5,712
Identifiable assets	806,216	36,685	—	3,307	—	846,208
Depreciation and amortization expense	7,621	560	—	184	—	8,365
Income (loss) from discontinued operations, net of tax (2)	—	—	500	—	(395)	105
Capital additions	21,419	294	148	508	—	22,369

	As Of And For The Six Months Ended June 30, 2011
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$144,477	$18,434	$—	$41,225	$—	$204,136
Operating income (loss) (1)	38,568	3,181	(356)	5,795	(54)	47,134
Interest expense, net	11,192	816	—	225	82	12,315
Identifiable assets	841,318	37,939	—	3,736	—	882,993
Depreciation and amortization expense	17,830	1,007	—	438	—	19,275
Income from discontinued operations, net of tax (2)	—	—	1,612	—	2,256	3,868
Capital additions	35,086	1,629	—	580	—	37,295

	As Of And For The Six Months Ended June 30, 2010
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$128,873	$18,824	$—	$36,245	$—	$183,942
Operating income (loss) (1)	28,262	3,176	(514)	9,447	(70)	40,301
Interest expense, net	10,269	757	—	(369)	52	10,709
Identifiable assets	806,216	36,685	—	3,307	—	846,208
Depreciation and amortization expense	15,243	1,120	—	361	—	16,724
Income (loss) from discontinued operations, net of tax (2)	—	—	700	—	(395)	305
Capital additions	36,710	741	214	680	—	38,345

(1)	Operating income (loss) include CCWC’s allocated corporate overhead costs that are expected to continue primarily at GSWC.

(2)	In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) and its subsidiaries (Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)). AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units: water and electric service utility operations conducted primarily through GSWC and contracted services conducted through ASUS and its subsidiaries. FBWS, TUS, ODUS, PSUS and ONUS may be referred to herein collectively as the “Military Utility Privatization Subsidiaries.”  Through May 31, 2011, AWR was also the parent company of Chaparral City Water Company (“CCWC”), a water service utility.

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water. GSWC also distributes electricity in one customer service area. GSWC is regulated by the California Public Utilities Commission (“CPUC”) and was incorporated as a California corporation on December 31, 1929. GSWC is organized into nine water and one electric rate-making areas operating within 75 communities in 10 counties in the State of California and provides water service in 21 customer service areas. The nine water rate-making areas have been divided into three regions for rate filing purposes. Region I consists of 7 customer service areas in northern and central California; Region II consists of 4 customer service areas located in Los Angeles County; and Region III consists of 10 customer service areas in eastern Los Angeles County, and in Orange, San Bernardino and Imperial counties. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County through its Bear Valley Electric Service (“BVES”) division.

GSWC served 256,000 water customers and 23,193 electric customers at June 30, 2011, or a total of 279,193 customers, compared with 255,472 water customers and 23,183 electric customers, or a total of 278,655 customers at June 30, 2010. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the three and six months ended June 30, 2011 and 2010.

GSWC has also been pursuing opportunities to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”).  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. GSWC, Natomas and other parties have entered into various agreements that would provide for a water supply that would give GSWC the ability to serve portions of Sutter County in the future. GSWC has filed an application with the CPUC for a Certificate of Public Convenience and Necessity. A procedural schedule has yet to be determined. We anticipate hearings in the third quarter of 2011.

On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. (“EPCOR”) to sell all the common shares of CCWC for an initial purchase price of $34.7 million, including the assumption of approximately $5.6 million of long-term debt.  Regulatory approval of the transaction was received from the Arizona Corporation Commission (“ACC”) on April 7, 2011.  The transaction closed on May 31, 2011 and AWR received approximately $29.0 million in cash and recorded a gain on sale, net of taxes and transaction costs, of approximately $2.3 million. In addition, the purchase price was subject to certain adjustments for changes in retained earnings based on a final audit, which resulted in an increase to the purchase price of approximately $578,000. The increase in the purchase price is expected to be received in the third quarter of 2011 and will not change the net gain.  The operational results and gain on disposal of CCWC are reported in discontinued operations.

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

•                  TUS - water and wastewater systems at Andrews Air Force Base in Maryland;

•                  ODUS - wastewater system at Fort Lee in Virginia and the water and wastewater systems at Fort Eustis, Fort Monroe and Fort Story in Virginia (“TRADOC”). Under the U.S government’s Base Realignment and Closure Act, Fort Monroe will be closing as a military installation effective September 3, 2011.  This closure had been anticipated as part of the original utilities privatization contract for the TRADOC bases.  As such, ODUS’ contract with the U.S. government will be modified to terminate operations and maintenance services at this location as of that date.  Future filings for price redeterminations for TRADOC will thus not include Fort Monroe;

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

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses through approximately 2,900 miles of water distribution pipelines and the delivery of electricity in the Big Bear area of San Bernardino County.  Rates charged to customers of GSWC are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting financial performance of our regulated utilities include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates the costs of distributing water and electricity and our overhead costs; weather; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; water supply shortages caused by a variety of factors; capital expenditures needed to upgrade water systems; and risks associated with litigation relating to water quality and water supply, including suits initiated by Registrant to protect its water supply.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings.

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned primarily from the operation, maintenance, renewal and replacement of water and/or wastewater systems at various military bases. All of these contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also may generate revenues from the construction of new infrastructure pursuant to contract modifications.  Additional revenues generated by contract operations are primarily dependent on these additional construction activities.  As a result, ASUS is subject to risks that are different than those of Registrant’s regulated water and electric utilities.  ASUS plans to continue seeking contracts for the operation, maintenance, renewal and replacement of water and/or wastewater services at military bases.  Factors affecting the financial performance of the Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the timing of implementation by the U.S. government of redeterminations and/or equitable adjustments of prices under contracts with the U.S. government.

On April 14, 2011 GSWC sold $62.0 million in aggregate principal amount of its 6% Notes. The Notes will mature on April 15, 2041. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15, at the rate of 6% per annum. The Notes are unsecured and unsubordinated and rank equally with all of GSWC’s unsecured and unsubordinated debt. The proceeds from the debt issuance were used to pay down short-term borrowings from AWR and other long-term debt and to fund capital expenditures.

On November 19, 2010, the CPUC issued a final decision on GSWC’s Region II, Region III and general office rate case. The CPUC approved revenue increases for 2010 of approximately $33.0 million as compared to 2009 adopted revenues, including an increase of $14.0 million for supply costs.  The rate increases were retroactive to January 1, 2010 and the retroactive revenues were recorded during the fourth quarter of 2010.  For the three and six months ended June 30, 2010, diluted earnings per share from continuing operations were $0.47 and $0.91 per share, respectively. Had the new rates from the final decision been in place on January 1, 2010, diluted earnings per share would have increased by $0.11 per share for the three months ended June 30, 2010 and by $0.15 per share for the six months ended June 30, 2010.

Summary of Second Quarter Results by Segment

The table below sets forth the second quarter diluted earnings per share by segment from continuing operations, as reported:

	Diluted Earnings per Share
	3 Months Ended
	6/30/2011	6/30/2010	CHANGE

Water	$0.51	$0.42	$0.09
Electric	0.03	—	0.03
Contracted services	0.14	0.05	0.09
Totals from continuing operations	$0.68	$0.47	$0.21

Fully diluted earnings from continuing operations were $0.68 per common share, compared to $0.47 per fully diluted common share for the three months ended June 30, 2010, an increase of $0.21 per share.

Diluted earnings per share contributed by water operations increased by $0.09 per share, to $0.51 per share as compared $0.42 per share for the three months ended June 30, 2010, primarily due to:

•                  An increase in the water margin of $6.4 million, or $0.20 per share, during the three months ended June 30, 2011 as compared to the same period in 2010 due primarily to increases in water rates in connection with the CPUC’s approval of general rate cases for all of GSWC’s water regions.

•                  An increase of $1.9 million, or $0.06 per share, in operating expenses (other than supply costs) due primarily to higher depreciation expenses of $1.3 million and an increase in labor and other employee related costs.

•                   An increase in interest and other expenses (net of interest income) of $1.3 million, or $0.04 per share, due primarily to the issuance of $62.0 million in new notes in April 2011 and $553,000 in costs related to the redemption of $22.0 million in GSWC notes with higher interest rates.  These costs as well as the cost of new debt have been included in our cost of capital application for future recovery, which was filed in May 2011. The lower interest rates on the notes issued in April 2011 compared to the redeemed notes that were redeemed will reduce interest costs by approximately $182,000 for the remaining six months of 2011.

•                   An increase in the effective tax rate negatively impacted earnings by approximately $0.01 per share during the second quarter of 2011 primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

Diluted earnings from the electric operations increased by $0.03 per share during the three months ended June 30, 2011 primarily due to an increase in electric margin of $575,000, during the three months ended June 30, 2011 as compared to the same period in 2010 reflecting principally the rate increases approved by the CPUC.  In addition, lower operating expenses increased electric’s earnings by $0.01 per share during the three months ended June 30, 2011.

Diluted earnings from contracted services increased by $0.09 per share during the three months ended June 30, 2011.  Pretax operating income increased by $2.9 million primarily due to the effect of a change in estimated costs related to a pipeline project at the Fort Bragg military base in North Carolina. This change in estimate, resulting from successful negotiations with contractors providing construction services, reduced the estimated cost to complete the pipeline replacement work. The effect of the change in cost estimates resulted in an increase in revenues of $2.9 million for work previously performed on this project. The project is scheduled to be completed by early 2014.

The tables below set forth summaries of the second quarter results by segment of continuing operations (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE	6/30/2011	6/30/2010	CHANGE	CHANGE

Water	$80,151	$72,816	$7,335	10.1%	$23,364	$18,853	$4,511	23.9%
Electric	7,710	7,845	(135)	-1.7%	1,241	693	548	79.1%
Contracted services	21,968	14,815	7,153	48.3%	4,537	1,623	2,914	179.5%
AWR (parent)	—	—	—	—	(3)	(19)	16	-84.2%
Totals from continuing operations	$109,829	$95,476	$14,353	15.0%	$29,139	$21,150	$7,989	37.8%

Discontinued Operations:

As previously discussed, on May 31, 2011, AWR completed the sale of CCWC to EPCOR Water (USA) Inc.  Basic and diluted earnings from discontinued operations for the second quarter of 2011 were $0.17 per share, a $0.16 per share increase as compared to the same period of 2010.  The increase was due to: (i) the gain on the sale of CCWC, net of taxes and transaction costs, of $2.3 million, or $0.12 per share; (ii) a decrease of $496,000, or $0.01 per share, in depreciation expense as a result of reporting CCWC as a discontinued operation, resulting in no further depreciation being recorded in accordance with generally accepted accounting principles; and (iii) a favorable decision issued by the ACC on April 7, 2011, which resulted in the recording of approximately $959,000 of pretax income, or $0.03 per share, consisting primarily of a $760,000 pretax gain on settlement for removal of a well.

Summary of Year-to-Date Results by Segment

The table below sets forth the year-to-date diluted earnings per share by segment from continuing operations, as reported:

	Diluted Earnings per Share
	6 Months Ended
	6/30/2011	6/30/2010	CHANGE

Water	$0.80	$0.53	$0.27
Electric	0.07	0.07	—
Contracted services	0.18	0.32	(0.14)
AWR (parent)	—	(0.01)	0.01
Totals from continuing operations	$1.05	$0.91	$0.14

Fully diluted earnings from continuing operations for the six months ended June 30, 2011 were $1.05 per share, compared to $0.91 per diluted share for the six months ended June 30, 2010.

For the six months ended June 30, 2011, diluted earnings per share contributed by water operations increased by $0.27 per share, to $0.80 per share as compared to $0.53 per share for the same period of 2010 due primarily to:

•                  An increase in the dollar water margin of $12.7 million, or $0.40 per share, during the six months ended June 30, 2011 as the result of increases in water rates in connection with the CPUC’s approval of rate cases for all of GSWC’s water regions.

•                  An increase in other operating expenses (other than supply costs) of $2.3 million, or $0.07 per share, for the first six months of 2011 due primarily to an increase in depreciation expense of $2.6 million due to higher composite depreciation rates for Regions II and III as a result of the CPUC rate case decision issued in November 2011.

•                  An increase in other income and expenses of $1.3 million, or $0.04 per share, primarily due to the issuance on April 14, 2011 of $62.0 million of 6% senior notes due 2041.  A portion of the proceeds were used to redeem $22.0 million of senior notes with a higher interest rate.  As a result, there was also an increase in interest expense due to the redemption premium and the related write off of unamortized debt issuance costs.  These costs as well as the cost of new debt have been included in our cost of capital application for future recovery, which was filed in May 2011. In addition, the lower interest rates on the notes issued in April 2011 compared to the notes that were redeemed will reduce interest costs by approximately $182,000 for the remaining six months of 2011.

•                  An increase in the effective income tax rate during the six months ended June 30, 2011 as compared to the same period in 2010, decreasing earnings by approximately $0.02 per share during the first six months of 2011 primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

Diluted earnings from the electric operations remained unchanged at $0.07 per share for the six months ended June 30, 2011 and 2010. Included in earnings for the six months ended June 30, 2010 was the recording of $958,000 in additional revenues, or $0.03 per share, due to the CPUC approval in March 2010 of a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to GSWC’s electric division, and the 1996 adopted general office cost allocation. Excluding the impact of this memorandum account which did not recur in 2011, electric earnings increased by $0.03 per share during the six months ended June 30, 2011 due primarily to rate increases approved by the CPUC partially offset by higher operating expenses.

Diluted earnings per share for contracted services decreased $0.14 to $0.18 per share for the six months ended June 30, 2011, primarily due to the recording of $6.1 million, or $0.19 per share, of revenues and interest income in connection with contract modifications received from the U. S. government during the first quarter of 2010. In addition, there was an increase in the allocation of costs from administrative offices and higher precontract costs for design and engineering labor incurred for potential new construction projects. The effects of these contract modifications and the increase in operating costs were partially offset by the effect of the change in estimated costs related to the pipeline project at Fort Bragg, as previously discussed.

The tables below set forth summaries of the year-to-date results by segment of continuing operations (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	6 Months	6 Months			6 Months	6 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE	6/30/2011	6/30/2010	CHANGE	CHANGE

Water	$144,477	$128,873	$15,604	12.1%	$38,212	$27,748	$10,464	37.7%
Electric	18,434	18,824	(390)	-2.1%	3,181	3,176	5	0.2%
Contracted services	41,225	36,245	4,980	13.7%	5,795	9,447	(3,652)	-38.7%
AWR (parent)	—	—	—	—	(54)	(70)	16	-22.9%
Totals from continuing operations	$204,136	$183,942	$20,194	11.0%	$47,134	$40,301	$6,833	17.0%

Discontinued Operations:

Net income from discontinued operations for the six months ended June 30, 2011 was $3.9 million, equivalent to $0.20 per common share on a basic and fully diluted basis, compared to $305,000 or $0.02 per common share on a basic and fully diluted basis, for the six months ended June 30, 2010, an increase of $0.18 per common share.  The increase is due primarily to the gain on sale of CCWC of $2.3 million, net of taxes and transaction costs, or $0.12 per share.  There was also a decrease in depreciation expense, which increased earnings by $0.03 per share, and a favorable decision issued by the ACC on April 7, 2011, which resulted in the recording of approximately $959,000 of pretax income, or $0.03 per share, as previously discussed.

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other continuing subsidiaries: GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Consolidated Results of Operations — Three Months Ended June 30, 2011 and 2010 (amounts in thousands except per share amounts):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
OPERATING REVENUES
Water	$80,151	$72,816	$7,335	10.1%
Electric	7,710	7,845	(135)	-1.7%
Contracted services	21,968	14,815	7,153	48.3%
Total operating revenues	109,829	95,476	14,353	15.0%

OPERATING EXPENSES
Water purchased	12,924	13,564	(640)	-4.7%
Power purchased for pumping	2,165	2,047	118	5.8%
Groundwater production assessment	3,886	2,664	1,222	45.9%
Power purchased for resale	2,854	2,876	(22)	-0.8%
Supply cost balancing accounts	4,245	4,686	(441)	-9.4%
Other operation expenses	6,946	7,262	(316)	-4.4%
Administrative and general expenses	18,305	16,568	1,737	10.5%
Depreciation and amortization	9,538	8,365	1,173	14.0%
Maintenance	4,623	4,375	248	5.7%
Property and other taxes	3,406	3,281	125	3.8%
ASUS construction expenses	11,926	8,633	3,293	38.1%
Net (gain) loss on sale of property	(128)	5	(133)	-2660%
Total operating expenses	80,690	74,326	6,364	8.6%

OPERATING INCOME	29,139	21,150	7,989	37.8%

OTHER INCOME AND EXPENSES
Interest expense	(6,869)	(5,870)	(999)	17.0%
Interest income	161	158	3	1.9%
Other	(289)	(69)	(220)	318.8%
	(6,997)	(5,781)	(1,216)	21.0%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	22,142	15,369	6,773	44.1%
Income tax expense	9,414	6,499	2,915	44.9%
INCOME FROM CONTINUING OPERATIONS	12,728	8,870	3,858	43.5%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	3,234	105	3,129	2980.0%

NET INCOME	$15,962	$8,975	$6,987	77.8%

Basic earnings from continuing operations	$0.68	$0.47	$0.21	44.7%
Basic earnings from discontinued operations	0.17	0.01	0.16	1600.0%
	$0.85	$0.48	$0.37	77.1%

Diluted earnings from continuing operations	$0.68	$0.47	$0.21	44.7%
Diluted earnings from discontinued operations	0.17	0.01	0.16	1600.0%
	$0.85	$0.48	$0.37	77.1%

Operating Revenues

Water

For the three months ended June 30, 2011, revenues from continuing water operations increased by $7.3 million, or 10.1%, to $80.2 million as compared to $72.8 million for the three months ended June 30, 2010.  The increase in water revenues is primarily due to rate increases as the result of the CPUC’s approval of general rate cases for all GSWC water regions during the fourth quarter of 2010.  In particular, on November 19, 2010, the CPUC issued a final decision on GSWC’s Region II, Region III and general office rate case. The CPUC approved revenue increases for 2010 of approximately $33.0 million as compared to 2009 adopted revenues, including an increase of $14.0 million for supply costs, most of which had been in rates throughout 2010.  The rate increases were retroactive to January 1, 2010 and retroactive revenues were recorded during the fourth quarter of 2010.

In December 2010, the CPUC also issued a final decision on GSWC’s Region I rate case, approving revenue increases for 2011 and 2012. On a year to year basis, the increase in 2011 revenues represents an increase of approximately $1.9 million over 2010 adopted revenues based on normalized sales.

Water consumption for the three months ended June 30, 2011 decreased 5% compared to the same period in 2010.

Electric

For the three months ended June 30, 2011, revenues from electric operations decreased slightly to $7.7 million compared to $7.8 million for the same period in 2010 due primarily to a 10% decrease in electric usage as compared to the same period in 2010.  Total electric supply costs decreased by $710,000 during the period which has a corresponding decrease in electric revenues resulting in no impact to the dollar margin for electric services.  The decrease in revenues for our purchased power costs was partially offset by $575,000 in higher electric revenues primarily due to increases in the electric base rates approved by the CPUC and the recording of additional revenues from the Base Revenue Requirement Adjustment Mechanism adjusting certain revenues to adopted levels.

In January 2011, the CPUC approved attrition year rate increases for BVES effective January 1, 2011.  The authorized rate increases are expected to provide GSWC with additional annual revenues of approximately $550,000 for BVES based on normalized sales.  In addition, the CPUC has authorized rate increases effective January 1, 2011 to cover higher general office costs allocated to BVES.  This is expected to add additional revenues to BVES of $1.6 million in 2011 based on normalized sales.

Contracted Services

Revenues from contracted services are primarily comprised of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended June 30, 2011, revenues from contracted services increased by $7.2 million, or 48.3%, to $22.0 million compared to $14.8 million for the three months ended June 30, 2010. The increase is primarily due to higher construction revenues and the successful negotiations with contractors providing construction services to reduce the estimated cost to complete pipeline replacement work. The effect of the change in cost estimates resulted in an increase in revenues of $2.9 million in connection with work previously performed on this project. The project is scheduled to be completed by early 2014.

Earnings and cash flows from amendments and modifications to the original 50-year contracts with the U.S. government for additional construction projects may or may not continue in future periods.

Management fees for the three months ended June 30, 2011 decreased slightly compared to the same period of 2010 due to the termination of a contract with a municipality to provide billing and meter reading services.

Registrant relies upon rate approvals by state regulatory agencies in California to provide for a return on invested and borrowed capital used to fund utility plant, and price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin. If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of power purchased for resale (including the cost of natural gas used by BVES’ generating unit) and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP, as an indicator of operating performance.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 32.3% and 34.8% of total operating expenses for the three months ended June 30, 2011 and 2010, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended June 30, 2011 and 2010 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$80,151	$72,816	$7,335	10.1%
WATER SUPPLY COSTS:
Water purchased (1)	$12,924	$13,564	$(640)	-4.7%
Power purchased for pumping (1)	2,165	2,047	118	5.8%
Groundwater production assessment (1)	3,886	2,664	1,222	45.9%
Water supply cost balancing accounts (1)	4,014	3,767	247	6.6%
TOTAL WATER SUPPLY COSTS	$22,989	$22,042	$947	4.3%
WATER MARGIN (2)	$57,162	$50,774	$6,388	12.6%
PERCENT MARGIN - WATER	71.3%	69.7%

ELECTRIC OPERATING REVENUES (1)	$7,710	$7,845	$(135)	-1.7%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,854	$2,876	$(22)	-0.8%
Electric supply cost balancing accounts (1)	231	919	(688)	-74.9%
TOTAL ELECTRIC SUPPLY COSTS	$3,085	$3,795	$(710)	-18.7%
ELECTRIC MARGIN (2)	$4,625	$4,050	$575	14.2%
PERCENT MARGIN - ELECTRIC	60.0%	51.6%

(1)                                 As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $4,245,000 and $4,686,000 for the three months ended June 30, 2011 and 2010, respectively

(2)                                 Water and electric margins do not include any depreciation and amortization, maintenance expense, or other operating expenses.

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

For the three months ended June 30, 2011, 35.7% of GSWC’s water supply mix was purchased as compared to 39.1% purchased for the three months ended June 30, 2010.  However, as noted above, the implementation of the MCBA for GSWC’s water regions eliminates the effects on earnings of changes in the water supply mix.  The adopted percentage of purchased water for the three months ended June 30, 2011 at Regions I, II and III was 21.7%, 56.1% and 41.2%, respectively, as compared to actual purchased water of 20.7%, 41.9% and 38.4%, respectively, for the second quarter of 2011. The overall improvement in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. However, this was partially offset by under-collections as a result of higher rates charged by suppliers than those included in the adopted supply costs.  The overall water margin percent was 71.3% in the second quarter of 2011 as compared to 69.7% in the same period of 2010.

Purchased water costs for the three months ended June 30, 2011 decreased by 4.7% to $12.9 million as compared to $13.6 million for the same period of 2010.  The decrease in purchased water costs was due to a decrease in customer demand and an improvement in the supply mix, partially offset by higher water rates charged from wholesale suppliers.

For the three months ended June 30, 2011, power purchased for pumping increased to $2.2 million as compared to $2.0 million in the same period of 2010 due to an improvement in the supply mix, as previously discussed.  Groundwater production assessments increased by 45.9% to $3.9 million due to additional assessment rates levied and an increase in purchasing replenishment water.  Due to the MCBA account, these additional costs do not impact the water margin. The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $247,000 in the water supply cost balancing account provision during the three months ended June 30, 2011 as compared to the same period in 2010 was primarily caused by an increase in the MCBA of $561,000 due to an improvement in the supply mix, as previously discussed. This increase was partially offset by a decrease of $314,000 in the amortization of the water supply cost balancing accounts as a result of certain surcharges expiring in 2010.

For the three months ended June 30, 2011, the cost of power purchased for resale to customers in GSWC’s BVES division remained consistent at $2.9 million compared to the three months ended June 30, 2010.  The main product under the existing power purchased contract provides for 13 megawatts of electric energy at a fixed price of $67.75 per megawatt-hour (“MWh”) during 2011 as compared to $67.85 per MWh during 2010.  Differences between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account.  Effective September 1, 2011, BVES will no longer be subject to the $77 per MWh weighted annual average cost and will be able to include amounts above the $77 per MWh average in its supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated systems of Registrant’s continuing water business, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended June 30, 2011 and 2010, other operation expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water Services	$5,294	$5,849	$(555)	-9.5%
Electric Services	556	541	15	2.8%
Contracted Services	1,096	872	224	25.7%
Total other operation expenses	$6,946	$7,262	$(316)	-4.4%

For the three months ended June 30, 2011, other operation expenses for GSWC’s water services decreased by $555,000 due primarily to a decrease in water treatment costs. There were operational efficiencies which contributed to the decrease in treatment costs, as well as delays in certain treatment procedures which are expected to result in increased costs in the second half of 2011.

There was an increase of $224,000 in other operating expenses for contracted services due to higher precontract costs for design and engineering labor incurred for possible new construction projects primarily at Fort Bliss and Fort Bragg.  These expenses were necessary to prepare and submit proposals for potential new capital upgrade work.  When, and if, the work is awarded, the costs incurred may be recoverable in conjunction with any contract modifications for the work.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended June 30, 2011 and 2010, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water Services	$13,052	$11,803	$1,249	10.6%
Electric Services	1,971	1,885	86	4.6%
Contracted Services	3,280	2,863	417	14.6%
AWR (parent)	2	17	(15)	-88.2%
Total administrative and general expenses	$18,305	$16,568	$1,737	10.5%

For the three months ended June 30, 2011, administrative and general expenses increased by $1.2 million from GSWC’s water services compared to the three months ended June 30, 2010 due to an increase in: (i) labor costs and other employee benefits of $672,000; (ii) an increase of $246,000 in outside legal and consulting services; (iii) an increase in data transmission line and other software maintenance costs of $180,000, and (iv) an increase of $151,000 in other miscellaneous administrative and general expenses.

For the three months ended June 30, 2011, administrative and general expenses increased by $417,000 for contracted services compared to the three months ended June 30, 2010 due primarily to an increase in labor costs and other employee benefits of $286,000 and an increase of $135,000 in outside services costs. This was partially offset by a decrease of $4,000 in other miscellaneous administrative and general expenses.

Depreciation and Amortization

For the three months ended June 30, 2011 and 2010, depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water Services	$8,874	$7,621	$1,253	16.4%
Electric Services	447	560	(113)	-20.2%
Contracted Services	217	184	33	17.9%
Total depreciation and amortization	$9,538	$8,365	$1,173	14.0%

For the three months ended June 30, 2011, depreciation and amortization expense for water and electric services increased by $1.1 million compared to the three months ended June 30, 2010 primarily due to higher composite depreciation rates for Regions II and III as a result of a CPUC decision issued in November 2010.  In addition, there were approximately $69.8 million of additions to utility plant during 2010.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its continuing regulated subsidiaries and increases in the composite depreciation rates.

Maintenance

For the three months ended June 30, 2011 and 2010, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water Services	$3,792	$3,824	$(32)	-0.8%
Electric Services	214	177	37	20.9%
Contracted Services	617	374	243	65.0%
Total maintenance	$4,623	$4,375	$248	5.7%

For the three months ended June 30, 2011, maintenance expense for contracted services increased by $243,000 compared to the three months ended June 30, 2010 due principally to an increase in both labor and outside services costs for contracted services, largely at Fort Bragg in North Carolina and Fort Jackson in South Carolina.

Property and Other Taxes

For the three months ended June 30, 2011 and 2010, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water Services	$2,916	$2,819	$97	3.4%
Electric Services	197	195	2	1.0%
Contracted Services	293	267	26	9.7%
Total property and other taxes	$3,406	$3,281	$125	3.8%

Property and other taxes for the three months ended June 30, 2011 increased as compared to the same period in 2010 primarily due to an increase in property taxes and franchise fees for water services.

ASUS Construction Expenses

For the three months ended June 30, 2011, construction expenses were $11.9 million, increasing $3.3 million compared to the same period in 2010 due primarily to new construction at Fort Bliss in Texas, Fort Bragg in North Carolina, and the bases in Virginia.

Gain/Loss on Sale of Property

For the three months ended June 30, 2011, GSWC recorded a pretax gain of $128,000 on sale of land.  For the three months ended June 30, 2010, GSWC recorded a pretax loss of $5,000 on sale of property.

Interest Expense

For the three months ended June 30, 2011 and 2010, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water and Electric Services	$6,685	$5,752	$933	16.2%
Contracted Services	143	71	72	101.4%
AWR (parent)	41	47	(6)	-12.8%
Total interest expense	$6,869	$5,870	$999	17.0%

Interest expense for the three months ended June 30, 2011 increased by $999,000 as compared to the same period in 2010.  The increase in interest expense was due to an increase in long term debt. On April 14, 2011, GSWC issued $62.0 million in notes due in 2041 bearing interest at 6% per annum.  In addition, on May 5, 2011, a portion of the proceeds were used to redeem $22.0 million of GSWC’s 7.65% Medium-Term Notes, Series B.  Costs totaling $553,000 for the redemption premium and unamortized debt issuance cost related to the notes that were redeemed were charged to interest expense in the second quarter of 2011. These costs as well as the cost of new debt have been included in our cost of capital application for future recovery, which was filed in May 2011.  In addition, the lower interest rates on the notes issued in April 2011 compared to the notes that were redeemed will reduce interest costs by approximately $182,000 for the remaining six months of 2011.

The average interest rate on short-term borrowings was 1.5% for the three months ended June 30, 2011 and 2010. Average bank loan balances outstanding under the AWR credit facility for the three months ended June 30, 2011 and 2010 were approximately $30.0 million.

Interest Income

For the three months ended June 30, 2011 and 2010, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water and Electric Services	$155	$156	$(1)	-0.6%
Contracted Services	2	—	2	100%
AWR (parent)	4	2	2	100.0%
Total interest income	$161	$158	$3	1.9%

Interest income increased slightly for the three months ended June 30, 2011 as compared to the same period in 2010.

Other

For the three months ended June 30, 2011, Registrant recorded other expenses of $289,000 primarily related to a loss incurred on one of Registrant’s investments.

Income Tax Expense

For the three months ended June 30, 2011 and 2010, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water and Electric Services	$7,656	$5,930	$1,726	29.1%
Contracted Services	1,713	594	1,119	188.4%
AWR (parent)	45	(25)	70	-280.0%
Total income tax expense	$9,414	$6,499	$2,915	44.9%

For the three months ended June 30, 2011, income tax expense for water and electric services increased by 29.1% to $7.7 million compared to $5.9 million for the three months ended June 30, 2011 due primarily to an increase in pretax income and an increase in the effective tax rate (“ETR”) for GSWC which was 43.5% as compared to 42.7% for the same period in 2010.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items) and other nondeductible permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services increased to $1.7 million for the three months ended June 30, 2011 compared to $594,000 for the three months ended June 30, 2010 due primarily to an increase in pretax income.  The ETR for contracted services for the three months ended June 30, 2011 was 39.0% as compared to a 38.3% ETR applicable to the three months ended June 30, 2010.

Income From Discontinued Operations

On June 7, 2010, Registrant entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $34.7 million, including the assumption of approximately $5.6 million of long-term debt.  The sales transaction closed on May 31, 2011 and AWR received approximately $29.0 million in cash and recorded a gain on sale, net of taxes and transaction costs, of approximately $2.3 million, or $0.12 per share, which has been included in income from discontinued operations for the three and six months ended June 30, 2011.

Excluding the gain of $0.12 per share, there was also an increase in net income from CCWC’s operations due primarily to: (i) a decrease in depreciation expense as CCWC ceased depreciating utility plant in accordance with generally accepted accounting principles for discontinued operations, and (ii) a favorable decision issued by the ACC on April 7, 2011, which resulted in the recording of approximately $959,000 of pretax income consisting primarily of a $760,000 gain pertaining to the settlement proceeds for the removal of a well from operations in 2005.

Consolidated Results of Operations — Six months ended June 30, 2011 and 2010 (amounts in thousands except per share amounts):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
OPERATING REVENUES
Water	$144,477	$128,873	$15,604	12.1%
Electric	18,434	18,824	(390)	-2.1%
Contracted services	41,225	36,245	4,980	13.7%
Total operating revenues	204,136	183,942	20,194	11.0%

OPERATING EXPENSES
Water purchased	21,585	21,566	19	0.1%
Power purchased for pumping	3,701	3,603	98	2.7%
Groundwater production assessment	6,512	5,286	1,226	23.2%
Power purchased for resale	6,729	6,545	184	2.8%
Supply cost balancing accounts	9,324	8,501	823	9.7%
Other operation expenses	13,863	13,946	(83)	-0.6%
Administrative and general expenses	37,289	35,196	2,093	5.9%
Depreciation and amortization	19,275	16,724	2,551	15.3%
Maintenance	8,349	8,568	(219)	-2.6%
Property and other taxes	6,958	6,903	55	0.8%
ASUS construction expenses	23,545	16,801	6,744	40.1%
Net (gain) loss on sale of property	(128)	2	(130)	-6500.0%
Total operating expenses	157,002	143,641	13,361	9.3%

OPERATING INCOME	47,134	40,301	6,833	17.0%

OTHER INCOME AND EXPENSES
Interest expense	(12,613)	(11,528)	(1,085)	9.4%
Interest income	298	819	(521)	-63.6%
Other	(209)	(5)	(204)	4080.0%
	(12,524)	(10,714)	(1,810)	16.9%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	34,610	29,587	5,023	17.0%
Income tax expense	14,927	12,427	2,500	20.1%
INCOME FROM CONTINUING OPERATIONS	19,683	17,160	2,523	14.7%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	3,868	305	3,563	1168.2%
NET INCOME	$23,551	$17,465	$6,086	34.8%

Basic earnings from continuing operations	$1.05	$0.92	$0.13	14.1%
Basic earnings from discontinued operations	0.20	0.02	0.18	900.0%
	$1.25	$0.94	$0.31	33.0%

Diluted earnings from continuing operations	$1.05	$0.91	$0.14	15.4%
Diluted earnings from discontinued operations	0.20	0.02	0.18	900.0%
	$1.25	$0.93	$0.32	34.4%

Operating Revenues

Water

For the six months ended June 30, 2011, revenues from water operations increased by $15.6 million, or 12.1%, to $144.5 million as compared to $128.9 million for the six months ended June 30, 2010.  The increase in water revenues is primarily due to rate increases as the result of the CPUC’s approval of general rate cases for all GSWC water regions during the fourth quarter of 2010.  In particular, on November 19, 2010, the CPUC issued a final decision on GSWC’s Region II, Region III and general office rate case. The CPUC approved revenue increases for 2010 of approximately $33.0 million as compared to 2009 adopted revenues, including an increase of $14.0 million for supply costs, some of which had been included in rates throughout 2010 on a normalized sales basis.  The rate increases were retroactive to January 1, 2010 and retroactive revenues were recorded during the fourth quarter of 2010.

In December 2010, the CPUC also issued a final decision on GSWC’s Region I rate case, approving revenue increases for 2011 and 2012. On a year to year basis, the increase in 2011 adopted revenues represents an increase of approximately $1.9 million over 2010 adopted revenues.

Water consumption for the six months ended June 30, 2011 decreased by approximately 3% compared to the same period in 2010.

Electric

For the six months ended June 30, 2011, revenues from electric operations decreased by 2.1% to $18.4 million compared to $18.8 million for the same period in 2010 due primarily to the recording of $958,000 in revenue during the first quarter of 2010 that was included in a memorandum account approved by the CPUC which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES. There was no similar revenue recorded in the first quarter of 2011.  This decrease was partially offset by increases in electric rates approved by the CPUC.  Electric usage for the six months ended June 30, 2011 increased slightly (less than 1%) as compared to the same period in 2010.

In January 2011, the CPUC approved attrition year rate increases for BVES effective January 1, 2011.  The authorized rate increases are expected to provide GSWC with additional annual revenues of approximately $550,000 for BVES on a normalized sales basis.  In addition, the CPUC has authorized rate increases of $1.6 million effective January 1, 2011 to cover higher general office costs allocated to BVES on a normalized sales basis.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the six months ended June 30, 2011, revenues from contracted services increased by $5.0 million, or 13.7%, to $41.2 million as compared to $36.2 million for the six months ended June 30, 2010 primarily due to an increase in construction activities at Fort Bragg, Fort Bliss, and the military bases in Virginia.  Additionally, as a result of a change in estimated costs on water and wastewater pipeline replacement projects at Fort Bragg, a profit of approximately $2.9 million was recorded during the second quarter of 2011.  The improved margin was a result of successful negotiations with contractors providing construction services to reduce the estimated cost to complete the pipeline replacement work.  The increase in revenue was partially offset by $5.6 million in management fees received in the first quarter of 2010 in connection with two requests for equitable adjustment (“REAs”) resolved with the U.S. government.  Excluding the retroactive portion of these REAs, management fees for the six months ended June 30, 2011 decreased slightly compared to the same period of 2010 due to the termination of a contract with a municipality to provide billing and meter reading services.

Registrant relies upon rate approvals by state regulatory agencies in California to provide for a return on invested and borrowed capital used to fund utility plant, and price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin. If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30.5% and 31.7% of total operating expenses for the six months ended June 30, 2011 and 2010, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the six months ended June 30, 2011 and 2010 (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$144,477	$128,873	$15,604	12.1%
WATER SUPPLY COSTS:
Water purchased (1)	$21,585	$21,566	$19	0.1%
Power purchased for pumping (1)	3,701	3,603	98	2.7%
Groundwater production assessment (1)	6,512	5,286	1,226	23.2%
Water supply cost balancing accounts (1)	7,823	6,281	1,542	24.6%
TOTAL WATER SUPPLY COSTS	$39,621	$36,736	$2,885	7.9%
WATER MARGIN (2)	$104,856	$92,137	$12,719	13.8%
PERCENT MARGIN - WATER	72.6%	71.5%

ELECTRIC OPERATING REVENUES (1)	$18,434	$18,824	$(390)	-2.1%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$6,729	$6,545	$184	2.8%
Electric supply cost balancing accounts (1)	1,501	2,220	(719)	-32.4%
TOTAL ELECTRIC SUPPLY COSTS	$8,230	$8,765	$(535)	-6.1%
ELECTRIC MARGIN (2)	$10,204	$10,059	$145	1.4%
PERCENT MARGIN - ELECTRIC	55.4%	53.4%

(1)                                 As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $9,324,000 and $8,501,000 for the six months ended June 30, 2011 and 2010, respectively.

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

For the six months ended June 30, 2011, 34.2% of GSWC’s water supply mix was purchased as compared to 35.9% purchased for the six months ended June 30, 2010.  However, GSWC implemented the MCBA for all its water regions which eliminates the effects on earnings of changes in the water supply mix prospectively.  The adopted percentage of purchased water for the six months ended June 30, 2011 at Regions I, II and III was 22.6%, 55.0% and 36.0%, respectively, as compared to actual purchased water of 21.9%, 39.4% and 35.5%, respectively, for the six months of 2011.  The improvement in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. The overall water margin percent was 72.6% for the six months ended June 30, 2011 as compared to 71.5% in the same period of 2010.

For the six months ended June 30, 2011, groundwater production assessments were $1.2 million higher when compared to the same period in 2010 due to additional assessment rates levied and an increase in purchasing replenishment water.  Due to the MCBA account, these additional assessments do not impact the water margin. The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $1.5 million in the water supply cost balancing account provision during the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the recording of $2.4 million in over-collections in the MCBA accounts. These increases were partially offset by an $866,000 decrease in the amortization of the water supply cost balancing accounts.

For the six months ended June 30, 2011, the cost of power purchased for resale to customers in GSWC’s BVES division was comparable to the same period of 2010, with an increase of $184,000, consistent with the slight increase in customer usage (less than 1%).  The main product under GSWC’s current power purchase contract provides for 13 MWs of electric energy at a fixed price of $67.75 per MWh during 2011 as compared to $67.85 during 2010.  This difference between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the continuing regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the six months ended June 30, 2011 and 2010, other operation expenses by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water Services	$10,471	$11,179	$(708)	-6.3%
Electric Services	1,105	1,123	(18)	-1.6%
Contracted Services	2,287	1,644	643	39.1%
Total other operation expenses	$13,863	$13,946	$(83)	-0.6%

For the six months ended June 30, 2011, other operation expenses for water services decreased by $708,000 primarily due to decreases in services costs related to water treatment totaling $772,000, partially offset by an increase in miscellaneous other operation expenses of $64,000.  As previously discussed, some of the water treatment costs originally expected to be incurred during the first six months of 2011 were delayed and are expected to be incurred in the second half of 2011.

Other operating expenses of $643,000 also increased primarily due to higher precontract costs for design and engineering labor incurred for potential new construction projects primarily at Fort Bragg in North Carolina.  These expenses were necessary to prepare and submit proposals for potential new capital upgrade work.  When, and if, the work is awarded, the costs incurred may be recoverable in conjunction with contract modification for the work.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the six months ended June 30, 2011 and 2010, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water Services	$26,060	$25,026	$1,034	4.1%
Electric Services	4,061	3,818	243	6.4%
Contracted Services	7,115	6,284	831	13.2%
AWR (parent)	53	68	(15)	-22.1%
Total administrative and general expenses	$37,289	$35,196	$2,093	5.9%

For the six months ended June 30, 2011, administrative and general expenses increased by $1.0 million in water services compared to the six months ended June 30, 2010 due to: (i) a $301,000 increase in transportation expense as a result of higher composite depreciation rates for vehicles approved by the CPUC in November 2010; (ii) an increase in labor costs and other employee benefits of $621,000; and (iii) an increase in office equipment and software expenses of $224,000 primarily due to new software implemented during 2011. These increases were partially offset by a $112,000 decrease in other miscellaneous administrative and general expenses.

For the six months ended June 30, 2011, administrative and general expenses increased by $243,000 in electric services compared to the six months ended June 30, 2010 due primarily to increases in outside services costs incurred in preparation of various regulatory filings and for a new energy efficiency program previously approved by the CPUC and included in rates.

Administrative and general expenses for contracted services increased by $831,000 due to: (i) an increase of $489,000 in allocation of costs from the administrative offices to ASUS as the result of a CPUC decision issued in November 2010; (ii) an increase in labor and other employee benefits of $204,000; and (iii) an increase in outside services of $138,000 for recruiting related expenses.

Depreciation and Amortization

For the six months ended June 30, 2011 and 2010, depreciation and amortization by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water Services	$17,830	$15,243	$2,587	17.0%
Electric Services	1,007	1,120	(113)	-10.1%
Contracted Services	438	361	77	21.3%
Total depreciation and amortization	$19,275	$16,724	$2,551	15.3%

For the six months ended June 30, 2011, depreciation and amortization expense for water and electric services increased by $2.5 million to $18.8 million compared to $16.4 million for the six months ended June 30, 2010 primarily due to higher composite depreciation rates for Regions II and III as a result of a CPUC decision issued in November 2010.  In addition, there were approximately $69.8 million of additions to utility plant during 2010.  Registrant anticipates that depreciation expense for water and electric services will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the CPUC will be recovered through rates.

There was also an increase in depreciation and amortization expense for contracted services due primarily to the addition of fixed assets.

Maintenance

For the six months ended June 30, 2011 and 2010, maintenance expense by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water Services	$6,556	$7,204	$(648)	-9.0%
Electric Services	434	395	39	9.9%
Contracted Services	1,359	969	390	40.2%
Total maintenance	$8,349	$8,568	$(219)	-2.6%

For the six months ended June 30, 2011, maintenance expense for water services decreased by 9.0% to $6.6 million compared to $7.2 million for the six months ended June 30, 2010 primarily due to the timing of the maintenance work to be performed.  Such maintenance costs are expected to be incurred later in 2011.

For the six months ended June 30, 2011, maintenance expense for contracted services increased by $390,000 due primarily to an increase of $225,000 in labor costs as more maintenance work was performed using internal labor.

Property and Other Taxes

For the six months ended June 30, 2011 and 2010, property and other taxes by segment consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water Services	$5,856	$5,733	$123	2.1%
Electric Services	416	428	(12)	-2.8%
Contracted Services	686	742	(56)	-7.5%
Total property and other taxes	$6,958	$6,903	$55	0.8%

For the six months ended June 30, 2011, property and other taxes for water services increased by $123,000 primarily due to an increase in property taxes as a result of higher assessed values.

Property and other taxes were lower in contracted services due to a decrease in gross receipt taxes for the six months ended June 30, 2011.  This decrease was due primarily to the approved request for equitable adjustment recorded in the first quarter of 2010 by ONUS at Fort Bragg, North Carolina, which added approximately $3.1 million in revenues subject to the gross receipts tax. This was partially offset by increases in gross receipts taxes at the other Military Utility Privatization Subsidiaries.

ASUS Construction Expenses

For the six months ended June 30, 2011, construction expenses for contracted services were $23.5 million, increasing by $6.7 million compared to the same period in 2010, due primarily to additional large construction projects at Fort Bliss and Fort Bragg.

Gain/Loss on Sale of Property

For the six months ended June 30, 2011, GSWC recorded a pretax gain of $128,000 on the sale of land.  For the three months ended June 30, 2010, GSWC recorded a pretax loss of $2,000 on the sale of property.

Interest Expense

For the six months ended June 30, 2010 and 2009, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water and Electric Services	$12,298	$11,332	$966	8.5%
Contracted Services	228	141	87	61.7%
AWR (parent)	87	55	32	58.2%
Total interest expense	$12,613	$11,528	$1,085	9.4%

Overall, interest expense increased by $1.1 million due primarily to the issuance on April 14, 2011 of $62.0 million of 6% senior notes due 2041.  A portion of the proceeds was used to redeem $22.0 million of senior notes with a higher interest rate.  Costs totaling $553,000 for the redemption premium and unamortized debt issuance cost related to the notes that were redeemed were charged to interest expense in the second quarter of 2011. These costs as well as the cost of new debt have been included in GSWC’s cost of capital application for future recovery, which was filed with the CPUC in May 2011.

Interest Income

For the six months ended June 30, 2011 and 2010, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water and Electric Services	$290	$306	$(16)	-5.2%
Contracted Services	3	510	(507)	-99.4%
AWR (parent)	5	3	2	66.7%
Total interest income	$298	$819	$(521)	-63.6%

Interest income decreased by $521,000 for the six months ended June 30, 2011 due primarily to $510,000 in interest income related to a Fort Bliss inventory price adjustment received in March 2010.

Other

For the six months ended June 30, 2011, Registrant recorded other expenses of $209,000 primarily related to a loss incurred on one of Registrant’s investments.

Income Tax Expense

For the six months ended June 30, 2011 and 2010, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	6 Months	6 Months
	Ended	Ended	$	%
	6/30/2011	6/30/2010	CHANGE	CHANGE
Water and Electric Services	$12,790	$8,538	$4,252	49.8%
Contracted Services	2,166	3,782	(1,616)	-42.7%
AWR (parent)	(29)	107	(136)	-127.1%
Total income tax expense	$14,927	$12,427	$2,500	20.1%

For the six months ended June 30, 2011, income tax expense for water and electric services increased by 49.8% to $12.8 million compared to $8.5 million for the six months ended June 30, 2010 due primarily to an increase in pretax income and an increase in the effective tax rate.  The effective tax rate (“ETR”) for water and electric services for the six months ended June 30, 2011 was 44.1% as compared to a 42.9% ETR applicable to the six months ended June 30, 2010.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate case- and compensation-related items) and other nondeductible permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services decreased to $2.2 million compared to $3.8 million for the six months ended June 30, 2010 due primarily to a decrease in pretax income.  The ETR for contracted services for the six months ended June 30, 2011 was 38.9% as compared to a 38.5% ETR applicable to the six months ended June 30, 2010.

Income from Discontinued Operations

As discussed in the quarterly results, on May 31, 2011, AWR completed its sale of CCWC to EPCOR Water (USA), Inc. for a total purchase price of $34.7 million, including the assumption of approximately $5.6 million of long-term debt.  The transaction closed on May 31, 2011 and AWR received approximately $29.0 million in cash and recorded a gain on sale, net of taxes and transaction costs, of approximately $2.3 million, or $0.12 per share.

Net income from discontinued operations for the six months ended June 30, 2011 was $3.9 million, equivalent to $0.20 per common share on a basic and fully diluted basis, compared to net income of $305,000 or $0.02 per common share on a basic and fully diluted basis, for the same period in 2010.  Excluding the gain of $0.12 per share, there was also an increase in net income from CCWC’s recurring operations due primarily to: (i) a decrease in depreciation expense as CCWC ceased depreciating utility plant in accordance with generally accepted accounting principles for discontinued operations, and (ii) a favorable decision issued by the ACC on April 7, 2011, which resulted in the recording of approximately $959,000 of pretax income consisting primarily of a $760,000 gain pertaining to the settlement proceeds for the removal of a well from operations in 2005.

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

Liquidity and Capital Resources

AWR

Registrant’s regulated business (GSWC) is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. Registrant also has access to a $100.0 million revolving credit facility that is currently utilized to support operations.  AWR may elect to increase the aggregate bank commitments by up to $40.0 million. The aggregate effective amount that may be outstanding under letters of credit under this credit facility is $20.0 million. As of June 30, 2011, an aggregate of $12.0 million in cash borrowings were included in current liabilities and $12.4 million of letters of credit were outstanding under this facility.  As of June 30, 2011, AWR had $75.6 million available to borrow under the credit facility.

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

Registrant has paid common dividends for over 75 consecutive years.  On July 26, 2011, AWR declared a regular quarterly dividend of $0.28 per Common Share. The dividend, totaling approximately $5.2 million, will be paid on September 1, 2011 to common shareholders of record at the close of business on August 11, 2011. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant’s future cash flows from operating activities will be affected by utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure at the different military bases, timing of redetermination of prices and requests for equitable adjustments of prices and timely collection of payments from the U.S. government.

Cash flows from operating activities is primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $32.9 million for the six months ended June 30, 2011 as compared to $29.5 million for the six months ended June 30, 2010.  Consolidated net income for the six months ended June 30, 2011 increased by $6.1 million as compared to the same period in 2010 primarily due to the gain on sale of CCWC and higher net income at GSWC largely as a result of rate increases effective January 1, 2011 for all of its water regions, as well as surcharges put in place to recover previously recorded regulatory assets.

Cash Flows from Investing Activities:

Net cash used in investing activities was $8.3 million for the six months ended June 30, 2011 as compared to $38.3 million for the same period in 2010. For the first six months of 2011, Registrant invested $37.3 million in capital expenditures as compared to $38.3 million for the same period in 2010. These expenditures were largely offset by $29.0 million in cash received from EPCOR Water (USA), Inc. in connection with the sale of CCWC, which was used to pay down short-term borrowings.

Registrant intends to invest capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities will be constructed.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the issuance of common shares and long-term debt; (ii) the repayments of long-term debt and notes payable to banks; (iii) proceeds from stock option exercises; and (iv) the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances for and contributions in aid of construction (net of refunds).  Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $17.5 million for the six months ended June 30, 2011 as compared to cash provided of $14.1 million for the same period in 2010. In April 2011, GSWC issued $61.1 million, net of transaction costs, of 6% Notes due 2041. The proceeds of the debt issuance were used to pay down short term borrowings and redeem $22.0 million of GSWC’s 7.65% Medium —Term notes, Series B.  AWR also paid $10.1 million in dividends on Common Shares. During the six months ended June 30, 2010, Registrant increased short-term borrowings by $22.8 million on its revolving credit facility and paid $9.7 million in dividends on its Commons Shares.

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

GSWC relies on external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  As previously discussed, on April 14, 2011, GSWC issued $62.0 million in notes due in 2041 bearing interest at 6% per annum. A portion of the proceeds was used to redeem $22.0 million of GSWC’s 7.65% Medium-Term Notes, Series B (including payment of a redemption premium), pay down short term borrowings and fund capital expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable generally at rates ranging from 10% to 22% of the revenues received from the installation for which funds were advanced or in equal annual installments, generally over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $33.1 million for the six months ended June 30, 2011 as compared to $21.0 million for the same period in 2010.  As previously discussed, this increase was due primarily to higher rates in effect for all GSWC regions.  There were also surcharges in place to collect the WRAM under-collections in all of GSWC’s water regions and for the retroactive revenue related to the delayed Region II, Region III and general office rate case decision.  During the six months ended June 30, 2011, GSWC collected approximately $8.6 million in WRAM and retroactive revenue surcharges related to the delay in receiving a final decision for the Region II, Region III and general office rate case. These increases in cash were partially offset by the increase in other regulatory assets including the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $36.6 million for the six months ended June 30, 2011 as compared to $37.4 million for the same period in 2010. This slight decrease was due to timing differences on GSWC’s capital improvement plan. GSWC is expected to incur capital expenditures in 2011 of approximately $75 - $80 million primarily for upgrades to its water supply and distribution facilities as well as costs for computer software and implementation.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $4.5 million for the six months ended June 30, 2011 as compared to $15.4 million for the same period in 2010.  As previously discussed, in April 2011, GSWC issued $61.1 million in 6% notes, net of transaction costs.  A portion of the proceeds was used to redeem $22.0 million of GSWC’s 7.65% notes. GSWC paid dividends of $10.0 million to AWR and decreased intercompany borrowings by $26.0 million during the six months ended June 30, 2011.  During the same period in 2010, GSWC received an equity investment of $20.0 million from AWR Parent, and increased intercompany borrowings by $5.4 million.

ASUS

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

Contracted Services

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and/or wastewater systems at the military bases.  In addition, higher expenses from the corporate office and ASUS headquarters allocated to the Military Utility Privatization Subsidiaries were not contemplated at the time the contracts with the U.S. government were negotiated and may be addressed in future price redeterminations. Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties to a contract.  In the event that ASUS is managing more assets at specific military bases than were included in the U.S. government’s Request for Proposal or if the assets are in substandard condition, ASUS is permitted to file, and has filed, Requests for Equitable Adjustment.

Below is a summary of price redetermination and requests for equitable adjustment filings by subsidiaries of ASUS.

•                  FBWS — In connection with the inventory settlement with the U.S. government reached in January 2010, FBWS and the government agreed to waive the first and second price redeterminations for Fort Bliss required under the original 50-year contract. The third price redetermination is scheduled to be filed in the second quarter of 2012.

•                  TUS —The first price redetermination for Andrews Air Force Base was filed in December 2007.  In August 2010, the government approved an interim adjustment amounting to an 18.93% increase retroactive to February 2008. TUS has filed its proposed settlement for this redetermination, which, if approved as filed, would result in a significant increase in the monthly payment for operations and maintenance.  This price redetermination is expected to be resolved during the second half of 2011.

•                  ODUS — The first price redetermination for the two privatization contracts in Virginia were filed in 2008 along with an interim adjustment of 16.93%. ODUS and the government have finalized negotiations on the operations and maintenance component of the Fort Lee contract.  This resulted in a fee increase of 14.58% effective February 2008, versus the interim adjustment of 16.93%.  The amount of potential refund is $236,000 (all of which was reflected in deferred revenue as of June 30, 2011).  The proposed settlement of the renewal and replacement component of the Fort Lee price redetermination has been submitted to the government for review with resolution anticipated during the second half of 2011.  Proposed settlements for the operations and maintenance and renewal and replacement components of Fort Eustis, Fort Monroe and Fort Story (“TRADOC”) price redetermination have also been submitted to the government with resolution anticipated during the second half of 2011.  Under the U.S. government’s Base Realignment and Closure Act, Fort Monroe will be closing as a military installation effective September 3, 2011.  This closure had been anticipated as part of the original privatization contract for the TRADOC bases.  As such, ODUS’ contract with the U.S. government will be modified to terminate operations and maintenance services at this location as of that date.  Future filings for price redeterminations for TRADOC will thus not include Fort Monroe.

•                  PSUS — PSUS filed request for price determination in connection with the substandard condition of the inventory assumed at Fort Jackson as compared to what was represented by the U.S. government in its Request for Proposal.  Resolution of this request for adjustment is expected in 2011.  PSUS expects to file the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010, during the third quarter of 2011.  Pending resolution of this filing, an interim increase of 3.4%, retroactive to February 2010, is currently in effect.

•                  ONUS - In April 2009 and December 2010, ONUS filed requests for adjustment with the U.S. government in connection with costs associated with initial system deficiency work. The request regarding installation of new water meters is in the final stages of negotiation. The request regarding replacement of water and wastewater pipe is expected to be withdrawn and work completed under the original contract scope. ONUS expects to file the first price redetermination for Fort Bragg, to be effective beginning March 1, 2010, during the third quarter of 2011. Pending resolution of this filing, an interim increase of 3.6%, retroactive to March 2010, is currently in effect.

Price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues to help offset increased costs and provide Registrant the opportunity to continue to generate positive operating income at its Military Utility Privatization Subsidiaries.  As of June 30, 2011, ASUS has $1.1 million of goodwill, which may be at risk for potential impairment if requested price redeterminations and equitable adjustments at some of the subsidiaries are not approved.

Regulatory Matters

Recent Changes in Rates

Rate increases in 2011:

In March 2011, GSWC implemented surcharges for recovery of its 2010 WRAM balances, net of MCBA and supply cost balancing accounts, of approximately $19.6 million.  The implementation of the surcharges increases GSWC’s cash flow, but does not impact earnings.  The 2010 balances covered by the surcharges in place are subject to routine CPUC review.  Management believes that the 2010 WRAM, net of MCBA and supply cost balancing accounts, is probable of recovery.

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

In January 2011, the CPUC approved $550,000 in attrition year rate increases for BVES effective January 1, 2011.  In addition, the CPUC has authorized rate increases of approximately $1.6 million for 2011 to cover higher general office costs allocated to BVES.

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

Rate increases in 2010:

In November 2010, the CPUC approved rate increases for the Region II and Region III service areas, and to recover general office expenses at the corporate headquarters. Based on this decision, the approved revenue increases for 2010 totaled approximately $33.0 million as compared to 2009 adopted revenues, and included an increase of $14.0 million for supply costs based on normalized sales.  Rate increases were retroactive to January 1, 2010. The $33.0 million revenue increase included approximately $12.2 million already collected as of the issuance of the decision through a supply cost offset surcharge (in effect since 2009). A surcharge is in place effective

January 1, 2011 through December 31, 2012 to collect the remaining uncollected retroactive portion of the revenue increase.

In March 2010, the CPUC approved for recovery amounts included in a memorandum account that tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES, effective and retroactive from June 4, 2009 to October 31, 2009, through a surcharge over a 24-month period.  Accordingly, during the first quarter of 2010, GSWC recorded a regulatory asset and a corresponding increase to revenues of $958,000 for amounts included in this memorandum account.

Pending Rate Requests

GSWC

On July 21, 2011, GSWC filed a general rate case for all of GSWC’s water regions and the general office.  GSWC expects these rates to become effective in January 2013.  If rates are approved as filed, the rate increases are expected to generate approximately $31.3 million in annual revenues based on normalized sales starting in 2013 as compared to 2011 adopted revenues. The proposed rate increases for 2014 over 2013 are $9.1 million, and the 2015 proposed rate increases over 2014 amount to $11.5 million.

On May 2, 2011, GSWC filed its cost of capital proceeding with the CPUC.  When finalized, the rate of return authorized by the Commission will be implemented into rates on a company-wide basis. A decision on the cost of capital filing is expected in the first quarter of 2012.

Other Regulatory Matters

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2010 for a detailed discussion of other regulatory matters.

Bear Valley Electric Service:

BVES has not achieved interim target purchase levels of renewable energy resources established by the CPUC. Under the flexible compliance rules established by the CPUC for small electric utilities, BVES is required to continue its efforts to procure renewable resources each year, and where that may prove difficult because the market for such resources is very constrained, BVES is required to describe in detail the problems that warrant deferral of compliance.  The CPUC did defer BVES’ compliance for the years 2004 through 2007.  Management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier. For years subsequent to 2007, BVES has not met the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules so long as BVES continues its efforts to procure renewable resources each year and, to the extent that it is unable to meet established target purchase levels, because the market for such resources is constrained, it describes in detail the problems encountered in meeting the targets.  Accordingly, no provision for loss has been recorded in the financial statements as of June 30, 2011.

In September 2009, GSWC entered into a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from LACSD’s landfill gas.  In June 2010, GSWC filed an application with the CPUC for approval of that agreement.  In February 2011, GSWC was notified that the landfill gas-generated energy contract with the LACSD could potentially be terminated should LACSD determine to shut down the landfill gas generator.  The contract was approved by the CPUC in June 2011.

In July 2011, GSWC and LACSD entered into a settlement agreement to modify the contract.  Pursuant to the settlement agreement, LACSD will provide GSWC with renewable energy from the landfill gas generator through September 30, 2011, the date at which LACSD intends to cease operation of the generator.  In addition, LACSD will also sell to GSWC renewable energy credits (“REC”) at $30 per REC.  GSWC intends to file for approval with CPUC for the purchase of these RECs.

In November 2009, GSWC also entered into a ten-year contract to purchase biogas to power BVES’ gas-fueled 8.4 MW generation facility. In July 2010, GSWC filed an application with the CPUC seeking approval of this contract. In November 2010, the contracted bioenergy vendor advised GSWC that biogas production will be suspended due to financial constraints.  As a result of the suspension, BVES has negotiated a Biogas Option Agreement with this vendor for the purchase of future production of biogas.  In June, 2011, the CPUC approved this Biogas Option Agreement.

Given the recent developments with the renewable energy vendors, BVES believes that it will not be subject to fines under the CPUC’s flexible compliance rules for not meeting interim targets.

In connection with advancing the CPUC’s Renewable Portfolio Standard (“RPS”) program goals, including procuring the two contracts discussed, GSWC was authorized by the CPUC to track related legal and outside services costs in an RPS memorandum account.  In June 2011, GSWC filed for recovery of these costs totaling $1.2 million incurred during the period September 1, 2007 through March 31, 2011.  GSWC has expensed these costs as incurred.  If and when approved by the CPUC, GSWC will reverse these expenses and record a regulatory asset for future recovery from customers.

GSWC intends to file a rate case for BVES in December 2011 for rates expected to be effective January 1, 2013.

La Serena Plant Improvement Project:

In January 2008, the CPUC approved Region I’s general rate case effective for years 2008, 2009 and 2010.  The CPUC had granted a limited rehearing in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  In November 2010, as part of GSWC’s Region II, Region III and general office rate case decision, GSWC recorded a charge of $2.2 million which included the disallowance of certain capital costs for the La Serena Plant Improvement Project and the related revenues earned on those capital costs that will be refunded to customers.  In 2011, DRA filed a motion for rehearing on this matter, contending that all of the capital costs related to La Serena should have been disallowed. In July 2011, the CPUC granted DRA’s request for rehearing.  The rehearing will also address deferred rate case costs and the methodology for allocation of general office costs to GSWC’s affiliate, ASUS. At this time, management cannot predict the outcome of the rehearing.

Bay Point Balancing Account:

In August 2009, GSWC filed an application with the CPUC requesting authorization to implement corrective measures to address water quality problems in its Bay Point water system.  These corrective measures include: (i) retiring an existing water treatment plant and purchasing total system demand from Contra Costa Water District (“CCWD”); (ii) entering into an agreement with CCWD for a capacity right to 4.4 million gallons per day of treated water for a one-time price of $4.7 million; (iii) recovering costs associated with the purchase of additional treated water to replace purchased raw water; and (iv) amending tariffs to appropriately charge GSWC’s Bay Point customers for the cost of the asset lease agreement with CCWD.  In June 2011, the CPUC approved the contract with CCWD and authorized GSWC to establish a balancing account to record and recover from customers the $4.7 million payment for use of CCWD’s treatment plant.  As of June 30, 2011, GSWC has established a regulatory asset for the one-time payment to CCWD totaling $4.9 million (as adjusted for cost index escalation), which will be recovered in future rates from customers.  In July 2011, the CPUC issued a proposed decision on the ratemaking treatment for the abandoned water treatment plant and the agreement with CCWD. Under the proposed decision, GSWC will amortize both the un-depreciated value of the retired treatment plant and the agreement with CCWD over a six year period and to earn the projected cost of incremental debt used in GSWC’s 2008 cost of capital filing of 8.3%.

New Tax Law:

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Act”) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Act, which may reduce revenue requirements in future rate case proceedings.  The effective date of the memorandum account established by the resolution is April 14, 2011.  More specifically, the memorandum account established by the resolution will track on a CPUC-jurisdictional, revenue requirement basis: (a) decreases in each impacted utility’s revenue requirement resulting from increases in its deferred tax reserve; and (b) other direct changes in revenue requirement resulting from taking advantage of the Tax Relief Act. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed.  GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statement in 2011.

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

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million over a period of 14 years. The CPUC’s investigation focused on whether GSWC was overcharged for these construction projects and whether these overcharges, if any, were included in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit to examine for the period 1994 to the present, GSWC’s policies, procedures, and practices regarding the granting or awarding of construction contracts or jobs.

On June 27, 2011, GSWC reached a settlement with the Division of Water and Audits (“DWA”) of the CPUC that, if approved by the CPUC, would resolve the investigation.  Also on June 27, 2011, GSWC and DWA jointly filed this settlement for CPUC approval.  A decision by the CPUC is expected later this year.  Among other things, the settlement agreement, if approved, will resolve all disputes and disagreements between GSWC and DWA and, upon CPUC approval, the CPUC will generally release GSWC from any claim, known or unknown, foreseen or unforeseen, that arose or may have arisen as a result of the CPUC staff’s investigation into GSWC’s procurement practices as they related to contracts with this specific contractor through the end of the 14 year period.

Upon approval by the CPUC, the settlement provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million.  In addition, a penalty of $1.0 million will be paid by GSWC based on the view that GSWC should have, but failed to, disclose the issues to the CPUC.

GSWC recorded a loss contingency reserve in 2010 for this matter in anticipation of this settlement agreement.  Therefore, no further change to the reserve was required during the three and six months ended June 30, 2011. As a result of the settlement, management does not expect future increases in the reserve related to this specific contractor.  Finally, as part of the settlement agreement, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement is approved by the CPUC.  The audits will cover GSWC’s procurement practices from 1994 forward and could result in disallowances of costs.  The cost of the audits will be borne by shareholders and GSWC may not recover these costs in rates to customers.  At this time, management cannot predict the outcome or cost of these audits.

Environmental Matters

AWR’s subsidiaries are subject to increasingly stringent environmental regulations including the 1996 amendments to the Federal Safe Drinking Water Act; enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; and the long-term enhanced surface water treatment rules; the ground water treatment rule; contaminant regulation of radon and arsenic; and unregulated contaminants monitoring rule.

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

Metropolitan Water District/ State Water Project

Water supplies available to the Metropolitan Water District of Southern California (“MWD”) through the State Water Project (“SWP”) vary from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its member agencies and their customers.  Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.  However, in light of pressure on all of its sources of imported water, MWD adopted a Water Supply Allocation Plan (“the Plan”) on February 12, 2008.  MWD implemented the Plan effective July 1, 2009 requiring a regional reduction in delivery of 10%.  GSWC had implemented mandatory and voluntary actions in areas relying on MWD as a supply.  Increases in prices from wholesalers such as MWD flow through the modified cost balancing account for GSWC.  In April 2011, MWD announced that it was ending the Plan.  GSWC is closely monitoring developments and working with its water suppliers to safeguard the supply and evaluate potential emergency responses to prolonged reductions in imported supplies.

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

New Accounting Pronouncements

Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. Differences in financial reporting between periods could occur unless and until the CPUC approves such changes for conformity through regulatory proceedings. See Note 1 of Unaudited Notes to Consolidated Financial Statements.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings described in our 2010 Annual Report on Form 10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in Registrant’s Form 10-K for the year ended December 31, 2010 and the 2011 Form 10-Qs, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the second quarter of 2011.  The following table provides information about repurchases of common shares by AWR during the second quarter of 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
April 1 - 30, 2011	33,814		$34.80	—	NA
May 1 – 31, 2011	32,813		$33.68	—	NA
June 1 - 30, 2011	20,517		$34.09	—	NA
Total	87,144	(2)	$34.21	—	NA	(3)

(1)          None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          Of this amount, 87,050 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)          None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

(a)          On July 26, 2011, the Board of Directors of AWR declared a regular quarterly dividend of $0.28 per Common Share. The dividend will be paid on September 1, 2011 to shareholders of record as of the close of business on August 11, 2011.

(b)         There have been no material changes during the second quarter of 2011 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a)          The following documents are filed as Exhibits to this report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)          Filed concurrently herewith

(2)          Furnished concurrently herewith

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	August 8, 2011