Form 10-Q
period 2011-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2011-11-07
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

or

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

As of November 4, 2011, the number of Common Shares outstanding, of American States Water Company was 18,735,254 shares. As of November 4, 2011, all of the 142 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.

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

Forward-Looking Statements

This Form 10-Q and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements, or from historical results, include, but are not limited to:

•                  The outcome of pending and future regulatory, legislative or other proceedings, investigations or audits, including decisions in our general rate cases and the results of independent audits of our construction contracting procurement practices

•                  Changes in the  policies and procedures of the California Public Utilities Commission (the “CPUC”)

•                  Timeliness of CPUC action on rates

•                  Our ability to efficiently manage capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recover our costs through rates

•                  Our ability to forecast the costs of maintaining our aging water infrastructure

•                  Changes in accounting valuations and estimates, including changes resulting from changes in our assessment of anticipated recovery of regulatory assets, liabilities and revenues subject to refund or regulatory disallowances

•                  Changes in environmental laws and water quality and wastewater requirements and  increases in costs associated with complying with these laws and requirements

•                  Availability of water supplies, which may be adversely affected by changes in weather patterns, contamination and court decisions or other governmental actions restricting use of water from the Colorado River, transportation of water to our service areas through the State Water Project or pumping groundwater

•                  Our ability to recover the costs associated with the contamination of our groundwater supplies from parties responsible for the contamination or through the ratemaking process and the time and expense incurred by us in obtaining recovery of such costs

•                  Adequacy of our power supplies and the extent to which we can manage and respond to the volatility of electric and natural gas prices

•                  Our ability to comply with the CPUC’s renewable energy procurement requirements

•                  Changes in customer demand due to unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions, cost increases and conservation

•                  Changes in accounting treatment for regulated utilities

•                  Changes in estimates used in our revenue recognition under the percentage of completion method of accounting for our construction activities at our contracted services business

•                  Termination, in whole or in part, of our contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government

•                  Delays in obtaining redetermination of prices or equitable adjustments to our prices on our contracts to provide water and/or wastewater services at military bases

•                  Disallowance of costs on our contracts to provide water and/or wastewater services at military bases as a result of audits, cost review or investigations by contracting agencies

•                  Inaccurate assumptions used in preparing bids in our contracted services business

•                  Failure of the collection or sewage systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers

•                  Failure to comply with the terms of our military privatization contracts

•                  Failure of any of our subcontractors to perform services for us in accordance with the terms of our military privatization contracts

•                  Implementation of new information technology systems

•                  General economic conditions which may impact our ability to recover revenue from customers

•                  Explosions, fires, accidents, mechanical breakdowns, the disruption of information technology and telecommunication systems, human error and similar events that may occur while operating and maintaining a water and electric system in California or operating and maintaining water and wastewater systems on military bases under varying geographic conditions

•                  The impact of storms, earthquakes, floods, mudslides, drought, wildfires, disease and similar natural disasters, or acts of terrorism or vandalism, that affect customer demand or that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely

•                  Restrictive covenants in our debt instruments or changes to our credit ratings on current or future debt that may increase our financing costs or affect our ability to borrow or make payments on our debt

•                  Our ability to access capital markets and other sources of credit in a timely manner on acceptable terms

Please consider our forward-looking statements in light of those risks as you read this Form 10-Q.  We qualify all of our forward-looking statement by these cautionary statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	September 30, 2011	December 31, 2010
Property, Plant and Equipment
Regulated utility plant, at cost	$1,290,874	$1,227,107
Non utility property, at cost	7,389	5,904
Total	1,298,263	1,233,011
Less - Accumulated depreciation	(407,129)	(378,055)
Net property, plant and equipment	891,134	854,956

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	11,894	10,981
Total other property and investments	13,010	12,097

Current Assets
Cash and cash equivalents	5,215	4,197
Accounts receivable — customers (less allowance for doubtful accounts of $676 in 2011 and $670 in 2010)	25,048	17,507
Unbilled revenue	22,192	20,348
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2011 and $43 in 2010)	10,421	3,689
Other accounts receivable (less allowance for doubtful accounts of $351 in 2011 and $338 in 2010)	11,228	7,808
Income taxes receivable	8,964	12,342
Materials and supplies, at average cost	2,817	2,161
Regulatory assets — current	31,104	34,152
Prepayments and other current assets	4,896	6,157
Costs and estimated earnings in excess of billings on uncompleted contracts	28,711	36,924
Deferred income taxes — current	9,550	8,816
Assets of discontinued operations (Note 10)	—	50,883
Total current assets	160,146	204,984

Regulatory and Other Assets
Regulatory assets	109,272	101,801
Other accounts receivable	4,006	3,777
Costs and estimated earnings in excess of billings on uncompleted contracts	9,874	5,824
Deferred income taxes	11	495
Other	8,395	8,101
Total regulatory and other assets	131,558	119,998

Total Assets	$1,195,848	$1,192,035

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	September 30, 2011	December 31, 2010
Capitalization
Common shares, no par value	$231,129	$227,385
Earnings reinvested in the business	173,923	150,156
Total common shareholders’ equity	405,052	377,541
Long-term debt	340,404	299,839
Total capitalization	745,456	677,380

Current Liabilities
Notes payable to banks	4,500	60,900
Long-term debt — current	358	376
Accounts payable	43,656	36,155
Income taxes payable	487	2,277
Accrued employee expenses	9,116	8,084
Accrued interest	6,440	3,256
Deferred income taxes — current	—	88
Unrealized loss on purchased power contracts	7,576	6,850
Billings in excess of costs and estimated earnings on uncompleted contracts	26,612	16,808
Other	17,655	17,017
Liabilities of discontinued operations (Note 10)	—	27,031
Total current liabilities	116,400	178,842

Other Credits
Advances for construction	75,574	78,325
Contributions in aid of construction - net	99,345	95,460
Deferred income taxes	105,401	101,917
Unamortized investment tax credits	1,995	2,063
Accrued pension and other postretirement benefits	41,169	42,152
Billings in excess of costs and estimated earnings on uncompleted contracts	3,383	8,618
Other	7,125	7,278
Total other credits	333,992	335,813

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,195,848	$1,192,035

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2011	2010
Operating Revenues
Water	$89,756	$82,634
Electric	8,746	7,917
Contracted services	21,395	20,749
Total operating revenues	119,897	111,300

Operating Expenses
Water purchased	16,094	15,693
Power purchased for pumping	3,141	3,459
Groundwater production assessment	3,795	3,311
Power purchased for resale	3,038	2,950
Supply cost balancing accounts	5,050	6,219
Other operation expenses	7,586	7,788
Administrative and general expenses	18,585	26,282
Depreciation and amortization	9,554	8,397
Maintenance	4,346	4,314
Property and other taxes	3,682	3,566
ASUS construction expenses	12,606	12,424
Total operating expenses	87,477	94,403

Operating Income	32,420	16,897

Other Income and Expenses
Interest expense	(6,194)	(4,963)
Interest income	202	166
Other	(170)	(553)
Total other income and expenses	(6,162)	(5,350)

Income from continuing operations before income tax expense	26,258	11,547
Income tax expense	10,641	5,878
Income from continuing operations	15,617	5,669

Income (loss) from discontinued operations, net of tax	(18)	983

Net Income	$15,599	$6,652

Basic Earnings Per Common Share
Income from continuing operations	$0.83	$0.31
Income from discontinued operations	—	0.05
Net Income	$0.83	$0.36

Fully Diluted Earnings Per Share
Income from continuing operations	$0.83	$0.30
Income from discontinued operations	—	0.05
Net Income	$0.83	$0.35

Weighted Average Number of Shares Outstanding	18,701	18,595
Weighted Average Number of Diluted Shares	18,852	18,734

Dividends Declared Per Common Share	$0.28	$0.26

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010
Operating Revenues
Water	$234,233	$211,507
Electric	27,180	26,741
Contracted services	62,620	56,994
Total operating revenues	324,033	295,242

Operating Expenses
Water purchased	37,679	37,259
Power purchased for pumping	6,842	7,062
Groundwater production assessment	10,307	8,597
Power purchased for resale	9,767	9,495
Supply cost balancing accounts	14,374	14,720
Other operation expenses	21,449	21,734
Administrative and general expenses	55,874	61,478
Depreciation and amortization	28,829	25,121
Maintenance	12,695	12,882
Property and other taxes	10,640	10,469
ASUS construction expenses	36,151	29,225
Net (gain) loss on sale of property	(128)	2
Total operating expenses	244,479	238,044

Operating Income	79,554	57,198

Other Income and Expenses
Interest expense	(18,807)	(16,491)
Interest income	500	985
Other	(379)	(558)
Total other income and expenses	(18,686)	(16,064)

Income from continuing operations before income tax expense	60,868	41,134
Income tax expense	25,568	18,305
Income from continuing operations	35,300	22,829

Income from discontinued operations, net of tax	3,850	1,288

Net Income	$39,150	$24,117

Basic Earnings Per Common Share
Income from continuing operations	$1.88	$1.22
Income from discontinued operations	0.20	0.07
Net Income	$2.08	$1.29

Fully Diluted Earnings Per Share
Income from continuing operations	$1.88	$1.21
Income from discontinued operations	0.20	0.07
Net Income	$2.08	$1.28

Weighted Average Number of Shares Outstanding	18,672	18,573
Weighted Average Number of Diluted Shares	18,816	18,714

Dividends Declared Per Common Share	$0.82	$0.78

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$39,150	$24,117
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of CCWC, net of taxes, included in discontinued operations	(2,454)	—
Depreciation and amortization	28,829	25,901
Provision for doubtful accounts	776	833
(Gain) loss on sale of property	(128)	2
Deferred income taxes and investment tax credits	4,317	6,352
Stock-based compensation expense	1,245	1,237
Impairment and other charges	—	9,011
Other — net	1,307	(609)
Changes in assets and liabilities:
Accounts receivable — customers	(8,241)	(5,144)
Unbilled revenue	(1,844)	(5,846)
Other accounts receivable	(3,354)	1,842
Receivable from the U.S. government	(6,732)	(2,395)
Materials and supplies	(656)	(209)
Prepayments and other current assets	1,261	980
Regulatory assets — supply cost balancing accounts	14,374	14,720
Costs and estimated earnings in excess of billings on uncompleted contracts	4,163	(13,446)
Other assets (including other regulatory assets)	(16,545)	(22,984)
Accounts payable	2,075	8,581
Income taxes receivable/payable	(2,816)	(8,214)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,569	6,851
Accrued pension and other postretirement benefits	(2,351)	(3,399)
Other liabilities	5,692	(1,047)
Net cash provided	62,637	37,134

Cash Flows From Investing Activities:
Construction expenditures	(63,574)	(57,703)
Proceeds from the sale of CCWC	29,603	—
Other	(72)	118
Net cash used	(34,043)	(57,585)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares and stock option exercises	2,350	1,798
Receipt of advances for and contributions in aid of construction	6,149	4,492
Refunds on advances for construction	(3,843)	(3,452)
Repayments of long-term debt	(22,304)	(312)
Proceeds from issuance of long-term debt, net of issuance costs	61,911	—
Net change in notes payable to banks	(56,400)	39,800
Dividends paid	(15,306)	(14,485)
Other — net	(133)	(144)
Net cash (used) provided	(27,576)	27,697
Net increase in cash and cash equivalents	1,018	7,246
Cash and cash equivalents, beginning of period	4,197	1,685
Cash and cash equivalents, end of period	5,215	8,931
Less cash and cash equivalents of discontinued operations	—	1,239
Cash and cash equivalents of continuing operations	$5,215	$7,692

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

ASSETS

(Unaudited)

(in thousands)	September 30, 2011	December 31, 2010
Utility Plant
Utility plant, at cost	$1,290,874	$1,227,107
Less - Accumulated depreciation	(404,164)	(375,740)
Net utility plant	886,710	851,367

Other Property and Investments	9,414	8,899

Current Assets
Cash and cash equivalents	2,013	1,541
Accounts receivable-customers (less allowance for doubtful accounts of $676 in 2011 and $670 in 2010)	25,048	17,507
Unbilled revenue	22,192	20,348
Inter-company receivable	29	2,057
Other accounts receivable (less allowance for doubtful accounts of $307 in 2011 and $335 in 2010)	5,837	6,174
Income taxes receivable from Parent	9,398	7,421
Materials and supplies, at average cost	1,976	1,779
Regulatory assets — current	31,104	34,152
Prepayments and other current assets	4,700	5,695
Deferred income taxes — current	8,467	7,814
Total current assets	110,764	104,488

Regulatory and Other Assets
Regulatory assets	109,272	101,801
Other accounts receivable	4,006	3,777
Other	8,563	8,146
Total regulatory and other assets	121,841	113,724

Total Assets	$1,128,729	$1,078,478

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

(Unaudited)

(in thousands)	September 30, 2011	December 31, 2010
Capitalization
Common shares, no par value	$218,447	$217,149
Earnings reinvested in the business	155,508	141,146
Total common shareholder’s equity	373,955	358,295
Long-term debt	340,404	299,839
Total capitalization	714,359	658,134

Current Liabilities
Long-term debt — current	358	376
Accounts payable	34,641	25,463
Inter-company payable	9,618	34,575
Accrued employee expenses	8,001	7,212
Accrued interest	6,439	3,251
Unrealized loss on purchased power contracts	7,576	6,850
Other	17,206	16,032
Total current liabilities	83,839	93,759

Other Credits
Advances for construction	75,574	78,325
Contributions in aid of construction — net	99,345	95,460
Deferred income taxes	105,416	101,474
Unamortized investment tax credits	1,995	2,063
Accrued pension and other postretirement benefits	41,169	42,152
Other	7,032	7,111
Total other credits	330,531	326,585

Commitments and Contingencies (Note 9)	—	—

Total Capitalization and Liabilities	$1,128,729	$1,078,478

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	Three Months Ended September 30,
(in thousands)	2011	2010
Operating Revenues
Water	$89,756	$82,634
Electric	8,746	7,917
Total operating revenues	98,502	90,551

Operating Expenses
Water purchased	16,094	15,693
Power purchased for pumping	3,141	3,459
Groundwater production assessment	3,795	3,311
Power purchased for resale	3,038	2,950
Supply cost balancing accounts	5,050	6,219
Other operating expenses	7,121	6,884
Administrative and general expenses	15,398	23,009
Depreciation and amortization	9,334	8,181
Maintenance	3,765	3,706
Property and other taxes	3,366	3,154
Total operating expenses	70,102	76,566

Operating Income	28,400	13,985

Other Income and Expenses
Interest expense	(6,138)	(4,864)
Interest income	149	163
Other	(171)	(395)
Total other income and expenses	(6,160)	(5,096)

Income from operations before income tax expense	22,240	8,889

Income tax expense	9,212	4,736

Net Income	$13,028	$4,153

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Operating Revenues
Water	$234,233	$211,507
Electric	27,180	26,741
Total operating revenues	261,413	238,248

Operating Expenses
Water purchased	37,679	37,259
Power purchased for pumping	6,842	7,062
Groundwater production assessment	10,307	8,597
Power purchased for resale	9,767	9,495
Supply cost balancing accounts	14,374	14,720
Other operating expenses	18,677	19,142
Administrative and general expenses	45,182	51,382
Depreciation and amortization	28,171	24,544
Maintenance	10,755	11,305
Property and other taxes	9,638	9,314
Net (gain) loss on sale of property	(128)	5
Total operating expenses	191,264	192,825

Operating Income	70,149	45,423

Other Income and Expenses
Interest expense	(18,436)	(16,196)
Interest income	439	469
Other	(570)	(403)
Total other income and expenses	(18,567)	(16,130)

Income from operations before income tax expense	51,582	29,293

Income tax expense	22,147	13,482

Net Income	$29,435	$15,811

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$29,435	$15,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,171	24,544
(Gain) loss on sale of property	(128)	5
Provision for doubtful accounts	697	814
Deferred income taxes and investment tax credits	4,460	6,137
Stock-based compensation expense	1,099	937
Impairment and other charges	—	9,011
Other — net	928	(726)
Changes in assets and liabilities:
Accounts receivable — customers	(8,241)	(5,013)
Unbilled revenue	(1,844)	(5,747)
Other accounts receivable	111	3,038
Materials and supplies	(197)	(34)
Prepayments and other current assets	995	958
Regulatory assets — supply cost balancing accounts	14,374	14,720
Other assets (including other regulatory assets)	(16,571)	(22,863)
Accounts payable	3,752	2,027
Inter-company receivable/payable	452	175
Income taxes receivable/payable from/to Parent	(1,977)	(7,936)
Accrued pension and other postretirement benefits	(2,351)	(3,399)
Other liabilities	5,798	(1,473)
Net cash provided	58,963	30,986

Cash Flows From Investing Activities:
Construction expenditures	(62,089)	(56,202)
Proceeds from sale of property	144	115
Net cash used	(61,945)	(56,087)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	—	20,000
Receipt of advances for and contributions in aid of construction	6,149	4,416
Refunds on advances for construction	(3,843)	(3,362)
Proceeds from the issuance of long-term debt, net of issuance costs	61,911	—
Repayments of long-term debt	(22,304)	(312)
Net change in inter-company borrowings	(23,381)	22,400
Dividends paid	(15,000)	(14,600)
Other — net	(78)	(89)
Net cash provided	3,454	28,453

Net increase in cash and cash equivalents	472	3,352
Cash and cash equivalents, beginning of period	1,541	1,096
Cash and cash equivalents, end of period	$2,013	$4,448

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

AND

GOLDEN STATE WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.” AWR was also the parent company of Chaparral City Water Company (“CCWC”) until the completion of the sale of CCWC to EPCOR Water (USA) Inc. on May 31, 2011.

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

ASUS performs water and wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems on a contract basis. Through its wholly owned subsidiaries, ASUS operates and maintains the water and/or wastewater systems at various military bases pursuant to 50-year firm, fixed-price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances, and changes in laws and regulations. There is no direct regulatory oversight by the CPUC over AWR or the operation, rates or services provided by ASUS or any of its wholly owned subsidiaries.

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

The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2010 filed with the SEC.

GSWC’s Related Party Transactions: GSWC and other subsidiaries provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheets as of September 30, 2011 and December 31, 2010. The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS using allocation factors mandated by the CPUC.  Through May 31, 2011, GSWC also allocated costs to CCWC.

On October 25, 2011, the Board of Directors approved the issuance of four additional shares of GSWC Common Shares to AWR for $10.0 million. Proceeds from the issuance was used to pay down GSWC’s intercompany borrowings due to AWR.

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

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $942,000 and $866,000 for the three months ended September 30, 2011 and 2010, respectively, and $2,423,000 and $2,266,000 for the nine months ended September 30, 2011 and 2010, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $168,000 and $258,000 during the three months ended September 30, 2011 and 2010, respectively, and $533,000 and $697,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

In September 2011, the FASB issued an update to the accounting standards and provided amendments to Accounting Standards Codification Topic 350, “Intangibles — Goodwill and Other,” to simplify the testing of goodwill impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under Topic 350. If an entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Registrant does not believe this will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process, and regulatory liabilities, which represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process. At September 30, 2011, Registrant had approximately $34.6 million of regulatory assets not accruing carrying costs. Of this amount, $29.0 million relates to the underfunded positions of the pension and other post-retirement obligations, $3.0 million relates to deferred income taxes representing accelerated tax benefits flowed through to ratepayers, which will be included in rates concurrently with recognition of the associated future tax expense, and $7.6 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contracts over the life of the contract.  The remainder relates to other items that do not provide for or incur carrying costs that Registrant expects to be reflected in rates over a short period.  Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets for continuing operations are as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010
GSWC
Electric supply cost balancing account	$8,409	$10,305
Water supply cost balancing accounts	1,488	3,374
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	39,925	30,890
Base Revenue Requirement Adjustment Mechanism	3,330	1,889
Water Conservation Memorandum Account	861	1,435
Costs deferred for future recovery on Aerojet case	17,511	18,309
Pensions and other post-retirement obligations	31,183	32,191
Derivative unrealized loss (Note 4)	7,576	6,850
Flow-through taxes, net	3,031	4,270
Electric transmission line abandonment costs	2,482	2,638
Asset retirement obligations	2,866	2,711
Low income rate assistance balancing accounts	5,368	4,657
General rate case memorandum accounts	14,850	20,404
Santa Maria adjudication memorandum accounts	3,698	3,737
Bay Point balancing accounts	5,855	—
Other regulatory assets, net	6,012	6,754
Various refunds to customers	(14,069)	(14,461)
Total	$140,376	$135,953

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2010 filed with the SEC.  The discussion below focuses on significant matters and changes since December 31, 2010.

Electric Supply Cost Balancing Accounts:

Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account.  During the nine months ended September 30, 2011, the under-collection decreased by approximately $1.9 million primarily due to a surcharge collected from customers of 2.2¢ per kilowatt hour.

GSWC’s current power contract provides for 13 megawatts (“MW”) of electric energy at a fixed price of $67.75 per megawatt-hour (“MWh”) during 2011 as compared to the $77 per MWh included in rates.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.  To the extent that the actual weighted average annual cost for power purchased exceeded the $77 per MWh amount prior to September 1, 2011, GSWC was not be able to include these amounts in its balancing account and such amounts were expensed.  Beginning September 1, 2011, purchased energy costs included in the electric supply cost balancing account were no longer subject to a weighted annual average cost of $77 per MWh cap.  There were no amounts expensed over the $77 per MWh cap during the three and nine months ended September 30, 2011 and 2010.  As of September 30, 2011, the electric supply cost balancing account consists of $4.6 million for costs of abandonment of a transmission line upgrade and $3.8 million for changes in purchased energy and power system delivery costs.

Water Supply Cost Balancing Accounts:

Prior to the implementation of the Modified Cost Balancing Account (“MCBA”) further discussed below, Registrant maintained water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  These supply cost balancing accounts tracked differences between the cost for supply items (water, power and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates. Under-collections (recorded as regulatory assets) occurred when the cost exceeded the amount in rates for these items and, conversely, over-collections (recorded as regulatory liabilities) occurred when the cost of these items were less than the amount in rates.  Typically, under-collections or over-collections, when they occurred, were tracked in the supply cost balancing accounts for future recovery or refund through a surcharge (in the event of an under-collection) or through a surcredit (in the event of an over-collection) on customers’ bills.  Registrant accrues interest on its supply cost balancing accounts at the rate prevailing for 90-day commercial paper.

As of September 30, 2011, there is a $1.5 million net under-collection remaining in the water supply cost balancing accounts relating to GSWC’s Region I.  Currently, there are surcharges in place to recover these under-collections.  When these surcharges expire, any unrecovered balances will be included for recovery in a future filing.

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

Under the WRAM, GSWC records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues).  The adopted volumetric revenues consider the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a positive or negative component of revenue with an offsetting entry, respectively, to an asset or liability balancing account (tracked individually for each rate making area). The asset or liability represents amounts that will be billed or refunded to customers in the future.  The WRAM only applies to customer classes with conservation rates in place.  Currently, the majority of GSWC’s water customers have conservation tiered rate billing structures.

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

In 2010, surcharges were put in place to recover $20.4 million of 2009 WRAM and MCBA balances accumulated as of December 31, 2009. Based on CPUC guidelines, recovery periods relating to the 2009 balances range between 12 and 24 months.   In March 2011, GSWC filed for recovery of $19.6 million in 2010 WRAM and MCBA balances.  Surcharges have been put in place to recover this amount.  Included in this amount is approximately $1.2 million representing balances from the water supply cost balancing accounts. Recovery periods relating to the 2010 balances will range between 12 and 36 months.  In September 2010, GSWC, along with other California water utilities, filed an application with the CPUC to modify the recovery period of the WRAM and MCBA accounts to 24 months or less.  A decision on this application is expected in late 2011 or early 2012.

For the three months ended September 30, 2011 and 2010, surcharges of approximately $5.2 million and $2.6 million, respectively, were billed to customers to collect previously incurred under-collections in the WRAM, net of MCBA balancing accounts. For the nine months ended September 30, 2011 and 2010, surcharges of approximately $10.8 million and $4.1 million, respectively, were billed to customers related to the WRAM and MCBA balancing accounts. As of September 30, 2011, GSWC had a net aggregated regulatory asset of $39.9 million which is comprised of a $62.0 million under-collection in the WRAM accounts and a $22.1 million over-collection in the MCBA accounts.

Aerojet Litigation Memorandum Account:

On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  A rate surcharge generating approximately $364,000 and $278,000 was billed to customers during the three months ended September 30, 2011 and 2010, respectively.  This rate surcharge generated approximately $823,000 and $670,000 for the nine months ended September 30, 2011 and 2010, respectively. GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved in the CPUC decision.

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

At this time, management believes the full balance of the Aerojet litigation memorandum account will be collected either from Aerojet or customers.

General Rate Case Memorandum Accounts:

The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications.  As of September 30, 2011, there is an aggregate $14.9 million in the general rate case memorandum accounts.  The majority of this amount relates to the final decision issued by the CPUC in November 2010 on the Region II, Region III and general office rate case for rates in years 2010, 2011 and 2012. Due to delays in issuing a decision on this rate case, interim rates for Region II and Region III were established effective January 1, 2010.  The final decision approved rate increases retroactive to January 1, 2010.  Accordingly, in November 2010 GSWC recorded a $19.5 million regulatory asset representing the difference between interim rates and the final rates authorized by the CPUC. Effective January 1, 2011, a twenty-four month surcharge went into effect to collect the $19.5 million retroactive portion of the revenue increase.   During the three and nine months ended September 30, 2011, approximately $2.6 million and $5.6 million, respectively, have been collected from customers. If GSWC has not fully recovered the amount of this under-collection at the end of the twenty-four month period, GSWC will seek recovery of any amounts not recovered through this surcharge.

Excess Usage Charges - Refund to Customers:

In July 2009, GSWC began receiving reduced water allocations from member agencies of the Metropolitan Water District of Southern California (“MWD”). As a result, in July 2009, GSWC began implementing water rationing, restrictions, and excess usage charges to its customers in several of its service areas. The excess usage charges were being collected in the event that penalties were required to be paid to MWD for exceeding GSWC’s water allocations.  Because GSWC was able to comply with the reduced water allocations from MWD, it will not have to remit to MWD these excess usage charges collected from its customers. In May 2011, GSWC ended water rationing to its customers. As of September 30, 2011, GSWC has excess usage charges totaling $2.8 million recorded as a regulatory liability.  In July 2011, GSWC filed advice letters with the CPUC seeking authorization to refund these amounts to customers in the service areas which had water rationing.  If approved, GSWC will refund the excess usage charges through a surcredit over two billing cycle period.

Bay Point Balancing Account:

In August 2009, GSWC filed an application with the CPUC requesting authorization to implement corrective measures to address water quality problems in its Bay Point water system.  These corrective measures include: (i) retiring an existing water treatment plant and purchasing water from Contra Costa Water District (“CCWD”); (ii) entering into an agreement with CCWD for a capacity right to 4.4 million gallons per day of treated water for a one-time price of $4.7 million; (iii) recovering costs associated with the purchase of additional treated water to replace purchased raw water; and (iv) amending tariffs to appropriately charge GSWC’s Bay Point customers for the cost of the asset lease agreement with CCWD.  In June 2011, the CPUC issued a resolution in this matter which approved the contract with CCWD and authorized GSWC to establish a balancing account to record and recover from customers the $4.7 million payment for use of CCWD’s treatment plant. In September 2011, the CPUC issued a decision which ordered GSWC to remove the costs of the existing water treatment facility from rate base and to establish six-year surcharges to recover the un-depreciated book value of the water treatment facility of approximately $965,000 and to recover the $4.9 million capacity cost (adjusted for cost index escalation) paid to CCWD. Both balances accrue interest at a rate of 6.0%. GSWC implemented these surcharges in late September 2011.

Other Regulatory Matters:

Bear Valley Electric Service:

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. However, BVES expects that the CPUC will waive any potential fines in accordance with the CPUC’s flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of September 30, 2011.  BVES is continuing its efforts to procure renewable resources.

In September 2009, GSWC negotiated a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from landfill gas, which was finalized during the first quarter of 2010.  In June 2010, GSWC filed an application with the CPUC for approval.  In February 2011, GSWC was notified that the landfill gas-generated energy contract with the LACSD could potentially be terminated should LACSD determine to shut down the landfill gas generator.  GSWC informed the CPUC of the potential early termination of this contract.  The CPUC approved the originally filed contract in June 2011.  Subsequent to the CPUC approval, GSWC and LACSD negotiated a settlement to resolve the dispute between the parties regarding certain terms of the contract.  Under the terms of the settlement, GSWC agreed to waive its right to a 12 month termination notice and LACSD agreed to sell renewable energy credits (“RECs”) to GSWC.   GSWC intends to file for approval with the CPUC for the purchase of these RECs in the fourth quarter of 2011. The RECs will count as renewable energy towards BVES’ efforts to achieve interim target levels of renewable energy resources and the costs of any RECs purchased will be included in the electric supply balancing account.

In November 2009, GSWC entered into a ten-year contract to purchase biogas to power BVES’ gas-fueled 8.4 MW generation facility.  In July 2010, GSWC filed an application with the CPUC seeking approval of this contract.   In November 2010, the contracted bioenergy vendor for the purchase of biogas advised GSWC that the biogas production will be suspended due to financial constraints.   As a result of the suspension, BVES has negotiated a Biogas Option Agreement with this vendor for the purchase of future production of biogas.  In March, 2011, GSWC and the Division of Ratepayer Advocates (“DRA”) reached a settlement agreement on this Biogas Option Agreement.  In June 2011, the settlement agreement was approved by the CPUC.

BVES believes that it will not be subject to fines under the CPUC’s flexible compliance rules for not meeting interim targets due to its efforts to procure renewable energy resources.

New Tax Law:

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Acts, which may reduce revenue requirements in future rate case proceedings.  The effective date of the memorandum account established by the resolution is April 14, 2011.  More specifically, the memorandum account established by the resolution will track on a CPUC-jurisdictional, revenue requirement basis: (a) decreases in each impacted utility’s revenue requirement resulting from increases in its deferred tax reserve; and (b) other direct changes in the revenue requirement resulting from taking advantage of the Tax Relief Acts. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed.  GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statement in 2011.

La Serena Plant Improvement Project:

In January 2008, the CPUC approved Region I’s general rate case effective for years 2008, 2009 and 2010.  The rates authorized by the CPUC in the decision included the costs of the La Serena plant improvement project as part of the utility rate base.   Subsequent to the issued decision, the DRA requested a rehearing on whether these costs were reasonable.  The CPUC granted a limited rehearing, which was consolidated into GSWC’s Region II, Region III, and general office rate case, in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  In November 2010, as part of GSWC’s Region II, Region III and general office rate case decision, the CPUC disallowed a portion of the La Serena plant improvement costs from utility customer rates.  The CPUC found that the disallowed portion of the costs were attributable to providing service to new development and should have been recovered from the customers in the new development.  As a result of the CPUC’s decision, GSWC recorded a charge of $2.2 million, which included the disallowance of certain capital costs for the La Serena Plant Improvement Project and the related revenues earned on those capital costs that will be refunded to customers.

In December 2010, DRA filed a motion for rehearing on this matter, contending that the CPUC erred in assigning a portion of the La Serena plant improvement costs to GSWC utility customers and requested that all of the capital costs related to La Serena be disallowed. In July 2011, the CPUC granted DRA’s request for rehearing.  The rehearing will also address deferred rate case costs and the methodology for allocation of general office costs to GSWC’s affiliate, ASUS. At this time, management cannot predict the outcome of the rehearing or determine the estimated loss or range of loss, if any.

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

Upon approval by the CPUC, the settlement provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million.   In addition, a penalty of $1.0 million will be paid by GSWC due to GSWC’s failure to disclose the issues to the CPUC as the CPUC believes was required.  GSWC recorded a loss contingency reserve in 2010 for this matter in anticipation of this settlement agreement.  Therefore, no further change to the reserve was required during the three and nine months ended September 30, 2011. Management does not expect future increases in the reserve related to this specific contractor.

Finally, as part of the settlement agreement, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement is approved by the CPUC.   The audits will cover GSWC’s procurement practices from 1994 forward and could result in further disallowances of costs.  The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. At this time, management cannot predict the outcome of these audits or determine the estimated loss or range of loss, if any.

Note 3 — Earnings per Share/Capital Stock:

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares (the “Common Shares”) that have been issued under AWR’s 2000 Stock Incentive Plan and 2008 Stock Incentive Plan (the “2000 and 2008 Employee Plans”) and the 2003 Non-Employee Directors Plan (the “2003 Directors Plan”). In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

	Basic	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	(in thousands, except per share amounts)	2011	2010	2011	2010
	Net income from continuing operations	$15,617	$5,669	$35,300	$22,829
	Net income from discontinued operations	(18)	983	3,850	1,288
	Total net income	15,599	6,652	39,150	24,117
Less: (a)	Distributed earnings to common shareholders	5,236	4,835	15,311	14,487
	Distributed earnings to participating securities	38	27	102	75
	Undistributed earnings	10,325	1,790	23,737	9,555

	(b) Undistributed earnings allocated to common shareholders	10,250	1,780	23,580	9,506
	Undistributed earnings allocated to participating securities	75	10	157	49

	Total income available to common shareholders, basic (a)+(b)	$15,486	$6,615	$38,891	$23,993

	Weighted average Common Shares outstanding, basic	18,701	18,595	18,672	18,573

	Basic earnings per Common Share:
	Income from continuing operations	$0.83	$0.31	$1.88	$1.22
	Income from discontinued operations	—	0.05	0.20	0.07
	Net Income	$0.83	$0.36	$2.08	$1.29

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At September 30, 2011 and 2010, there were 668,360 and 741,561 options outstanding, respectively, under these Plans. At September 30, 2011 and 2010, there were also 136,703 and 105,153 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Common shareholders earnings, basic	$15,486	$6,615	$38,891	$23,993
Undistributed earnings for dilutive stock options	75	10	157	49
Total common shareholders earnings, diluted	$15,561	$6,625	$39,048	$24,042

Weighted average common shares outstanding, basic	18,701	18,595	18,672	18,573
Stock-based compensation (1)	151	139	144	141
Weighted average common shares outstanding, diluted	18,852	18,734	18,816	18,714

Diluted earnings per Common Share:
Income from continuing operations	$0.83	$0.30	$1.88	$1.21
Income from discontinued operations	—	0.05	0.20	0.07
Net Income	$0.83	$0.35	$2.08	$1.28

(1)          In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 425,839 and 395,337 stock options at September 30, 2011 and 2010, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 136,703 and 105,153 restricted stock units at September 30, 2011 and 2010, respectively, were included in the calculation of diluted EPS for the nine months ended September 30, 2011 and 2010.

Stock options of 241,921and 249,826 were outstanding at September 30, 2011 and 2010, respectively, but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the nine months ended September 30, 2011 and 2010.  Stock options of 600 and 96,398 were outstanding at September 30, 2011 and 2010, respectively, but not included in the computation of diluted EPS because they were anti-dilutive.

During the nine months ended September 30, 2011 and 2010, Registrant issued 100,148 and 71,691 Common Shares, for approximately $2,350,000 and $1,798,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the 2000 and 2008 Employee Plans, and the 2003 Directors Plan. In addition, Registrant purchased 319,470 and 109,273 Common Shares on the open market during the nine months ended September 30, 2011 and 2010, respectively, under Registrant’s 401(k) Plan and the Common Share Purchase and Dividend Reinvestment Plan. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended September 30, 2011 and 2010, AWR paid quarterly dividends of approximately $5.2 million, or $0.28 per share, and $4.8 million, or $0.26 per share, respectively.  During the nine months ended September 30, 2011 and 2010, AWR paid quarterly dividends to shareholders of approximately $15.3 million, or $0.82 per share, and $14.5 million, or $0.78 per share.

Note 4 — Derivative Instruments:

In October 2008, GSWC executed a purchased power contract that permits GSWC to purchase power at a fixed cost over three and five year terms depending on the amount of power and the period during which the power is purchased under the contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   GSWC began receiving power under this contract on January 1, 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from this purchased power contract are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract.   As of September 30, 2011 there was a $7.6 million cumulative unrealized loss which has been included in the memorandum account.  This memorandum account does not impact GSWC’s earnings.

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

The following table presents changes in the fair value of the derivative for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Balance, at beginning of the period	$(7,475)	$(9,552)	$(6,850)	$(7,338)
Unrealized loss on purchased power contracts	(101)	(1,809)	(726)	(4,023)
Balance, at end of the period	$(7,576)	$(11,361)	$(7,576)	$(11,361)

For the three and nine months ended September 30, 2011 and 2010, the unrealized loss was included in regulatory assets due to regulatory mechanisms in place effective January 1, 2009 and has no impact to Registrant’s earnings. Upon expiration of the purchased power contract, the balance in this regulatory memorandum account will be zero.

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by GSWC. Rates available to GSWC at September 30, 2011 and December 31, 2010 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$340,762	$438,963	$300,215	$356,005

Note 6 — Military Privatization:

ASUS, through its wholly-owned subsidiaries, has entered into agreements with the U.S. government to operate and maintain the water and/or wastewater systems at various military bases pursuant to 50-year, firm fixed price contracts, subject to periodic prospective price redeterminations and modifications for changes in circumstances, and changes in laws and regulations.

The amounts charged by the Military Utility Privatization Subsidiaries for water and/or wastewater services at the respective military bases are based upon the terms of the 50-year contracts between ASUS or its subsidiaries and the U.S. government and include a monthly net fixed price for operation and maintenance and an amount to cover renewals and replacements for the first two years of the contract.  Under the terms of each of these contracts, prices are to be redetermined at the end of the initial two year period and every three years thereafter, unless otherwise agreed to by the parties.  In addition, prices may be equitably adjusted for changes in law and other circumstances and changes in wages and fringe benefits.  These adjustments can be retrospective and/or prospective.  ASUS has experienced delays in redetermining prices and equitable adjustments as required by the terms of these contracts.  In 2010, ASUS recorded $5.6 million in additional revenues (approximately $5.3 million of which was retroactive through December 31, 2009) for two contract modifications approved by the U.S. government for requests for equitable adjustment regarding inventory levels at ONUS (for operations at Fort Bragg) and FBWS (for operations at Fort Bliss).

Revenues from firm, fixed-price construction contracts are recognized based on the percentage-of-completion method of accounting.  In accordance with generally accepted accounting principles, revenue recognition under the percentage-of-completion method requires ASUS to estimate the progress toward completion on a contract in terms of efforts (costs incurred) or in terms of results achieved (such as units constructed). Construction costs include all direct material and labor costs charged by employees or by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, and tools.

Changes to the estimated contract profits are made in the period in which circumstances requiring the revision become known. During the second quarter of 2011, a change in estimated costs for ONUS to complete a water and wastewater pipe replacement project at Fort Bragg was made as a result of successful negotiations with contractors providing construction services reducing the estimated cost to complete the pipeline replacement work. The effect of the change in cost estimate resulted in an increase in pretax operating income of $2.9 million for work previously performed by ONUS on this project. The total project is scheduled to be completed by early 2014.

Note 7 — Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETRs for the three months ended September 30, 2011 and 2010 were 41.4% and 53.3%, respectively.  The GSWC ETRs for the nine months ended September 30, 2011 and 2010 were 42.9% and 46.0%, respectively. The GSWC ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  The decreases in GSWC’s ETR for the three and nine months ended September 30, 2011 as compared to 2010 were primarily due to deferred rate-case costs and costs of removal for utility plant as well as nondeductible permanent items incurred in 2010.

GSWC continues to compute its state tax provision as if GSWC were autonomous and not a member of AWR’s unitary group.  This approach is consistent with the methodology used for ratemaking purposes.  Since all of GSWC’s activities are conducted within California, GSWC’s state tax provision does not reflect apportionment of its income.

Changes in Tax Law:

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.  As a result of these law changes, Registrant’s current tax expense for 2010 and 2011 reflects benefits from the Tax Relief Acts. Although these law changes reduce AWR’s current taxes payable, they do not reduce its total income tax expense or ETR.

Note 8 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and nine months ended September 30, 2011 and 2010 are as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefits Cost:
Service cost	$1,406	$1,199	$107	$98	$150	$108
Interest cost	1,631	1,526	153	156	116	89
Expected return on plan assets	(1,587)	(1,313)	(74)	(64)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	40	40
Amortization of actuarial loss	310	293	—	—	34
Net periodic pension cost under accounting standards	1,790	1,735	241	245	340	237
Regulatory adjustment — deferred	(127)	—	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,663	$1,735	$241	$245	$340	$237

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefits Cost:
Service cost	$4,218	$3,597	$321	$294	$450	$324
Interest cost	4,893	4,578	459	468	348	267
Expected return on plan assets	(4,761)	(3,939)	(221)	(192)	—	—
Amortization of transition	—	—	315	315	—	—
Amortization of prior service cost (benefit)	89	90	(150)	(150)	121	120
Amortization of actuarial loss	931	879	—	—	101	—
Net periodic pension cost under accounting standards	5,370	5,205	724	$735	1,020	711
Regulatory adjustment — deferred	(380)	—	—	—	—	—
Total expense recognized, before allocation to overhead pool	$4,990	$5,205	$724	$735	$1,020	$711

Registrant expects to contribute approximately $500,000 to the postretirement medical plan during the fourth quarter of 2011.  Registrant contributed $5.5 million and $6.6 million to the pension plan during the three and nine months ended September 30, 2011, respectively.

In May 2009, the Board of Directors approved the establishment of a Rabbi Trust created for the SERP plan. Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  During the three and nine months ended September 30, 2011, Registrant deposited $1.4 million into the Rabbi Trust. As of September 30, 2011, the balance in the Rabbi Trust totaled $2.7 million and is included in Registrant’s other property and investments.

Regulatory Adjustment:

In November 2010, the CPUC authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  For the three and nine months ended September 30, 2011, GSWC’s actual expense under the accounting guidance for pension was greater than amounts included in customer rates by $127,000 and $380,000, respectively. This under-collection has been recorded in the two-way pension balancing account included in regulatory assets (Note 2).  As of September 30, 2011, GSWC has included a $2.2 million under-collection in the two-way pension balancing account.

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

On March 28, 2011, the Court lifted the stay and the matter has proceeded in litigation. The EPA filed a separate complaint against the remaining PRPs and their matter was consolidated with those filed by the Water Entities.  In the EPA case, the remaining PRPs filed a cross-complaint against the Water Entities making the same basic allegations as in their already existing cross-complaint.  The cross complaint was filed on August 1, 2011.  Registrant believes the filing does not materially alter the structure and claims in the case.  GSWC will continue to work with EPA and the special master to reach settlement with all PRPs or proceed to trial. On October 17, 2011 an additional 30-day stay was granted to continue settlement discussions.  Registrant is presently unable to predict the ultimate outcome of this matter.

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

The Town of Apple Valley (the “Town”) abandoned its activities related to a potential condemnation of GSWC’s water system serving the Town in 2007. However, in January 2011, the Town Council directed staff to update the previously prepared financial feasibility study for the acquisition of GSWC’s water systems. The Town also created a Blue Ribbon Water Commission (“BRWC”) to provide recommendations on the items pending before the CPUC associated with the two water companies (including GSWC) serving the Town.  The BRWC is scheduled to review the updated feasibility study during the fourth quarter of 2011. GSWC’s Apply Valley water systems serve approximately 2,800 customers.

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

Aerojet Note Receivable:

Pursuant to a settlement agreement with Aerojet, GSWC has a note receivable which is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  GenCorp Inc. is the parent of Aerojet.  As of September 30, 2011, GSWC has received from GenCorp Inc. a total of $5.0 million including interest as payment of the first and second annual installments under the terms of the 2004 settlement agreement. As of September 30, 2011, the unpaid portion of the note receivable is $6.4 million, comprised of $4.8 million in principal and $1.6 million in accrued interest. At this time, management believes the note receivable from Aerojet is fully collectible and has not provided a reserve for uncollectible amounts as of September 30, 2011.  GSWC will continue to assess recoverability of this note receivable.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured. Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of September 30, 2011, the total spent to clean-up and remediate GSWC’s plant facility is approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery.

As of September 30, 2011, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Note 10 — Discontinued Operations:

On June 7, 2010, Registrant entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $34.7 million, including the assumption of approximately $5.6 million of long-term debt.  Regulatory approval of the transaction was received from the Arizona Corporation Commission (“ACC”) on April 7, 2011.  On May 26, 2011, CCWC’s Board of Directors declared a $1.5 million cash dividend to AWR, which was also paid on May 26, 2011. The sale closed on May 31, 2011 and AWR received approximately $29.0 million in cash which was used primarily to pay down short-term borrowings.    In addition, the purchase price was subject to certain adjustments for changes in retained earnings based on a final audit, which resulted in an additional $578,000 received by AWR in the third quarter of 2011.  The completion of the sale generated a gain (net of taxes and transaction costs) of approximately $2.2 million.

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

Regulatory Matters - Gain on Settlement for Removal of a Well:

In 2005, in an agreement with the Fountain Hills Sanitary District (“FHSD”), CCWC agreed to permanently cease using one of its wells in order for the FHSD to secure an Aquifer Protection Permit for its recharge system in exchange for a $1,520,000 settlement payment from the FHSD .  Based on previous decisions of the ACC on similar gains, CCWC recognized a net gain of $760,000 in 2005 related to the settlement agreement and established a regulatory liability for the remaining $760,000 pending the ACC’s review of this matter.  On October 8, 2009, the ACC ordered CCWC to treat the entire settlement proceed as a reduction to rate base.  As a result, CCWC recognized a loss of $760,000 during the third quarter of 2009 and established a regulatory liability for this amount.  This effectively reversed the original gain recorded in 2005.

In November 2009, CCWC filed an application for rehearing on several issues including the sharing of this gain from the settlement proceeds.  On April 7, 2011, the ACC issued a decision that reversed its October 2009 decision and allowed CCWC to retain 50% of the $1,520,000 settlement proceeds.  Accordingly, in the second quarter of 2011, CCWC recorded a gain on settlement on removal of a well of $760,000.  As part of the April 7, 2011 ACC decision, CCWC was authorized to recover the difference in revenues between what would have been collected to-date had the April 7, 2011 decision been in place effective October 2009, and revenues actually collected to-date under rates approved from the original 2009 decision. Accordingly, in May 2011 CCWC recorded a regulatory asset for retroactive revenues of $149,000, which was included as part of the purchase price of CCWC.

A summary of discontinued operations presented in the consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Operating revenues	$—	$2,489	$3,492	$6,578

Supply costs	—	328	584	1,092
Other operating expenses (1)	—	389	836	2,368
Gain on settlement for removal of a well	—	—	(760)	—
Total operating expenses	—	717	660	3,460

Operating income	—	1,772	2,832	3,118

Interest expense, net	—	(87)	(142)	(268)

Income before income taxes	—	1,685	2,690	2,850

Income tax expense (2)	—	671	1,078	1,136
Income from the operations of discontinued operations, net of tax	—	1,014	1,612	1,714

Gain on sale of business, net of tax	—	—	2,454	—
Transaction costs, net of tax (3)	(18)	(31)	(216)	(426)
Net gain on sale and transaction costs	(18)	(31)	2,238	(426)

Income (loss) from discontinued operations, net of tax (4)	$(18)	$983	$3,850	$1,288

(1)         In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.

(2)         Income tax expense does not include the effects of CCWC’s inclusion in the AWR combined California unitary return, which are included in, and do not materially affect, the income tax expense of continuing operations.

(3)         Included in discontinued operations for the three and nine months ended September 30, 2011 are direct transaction costs of $33,000 and $446,000, respectively, for legal and consulting services in connection with the sale of CCWC. Transaction costs for the three and nine months ended September 30, 2010 amounted to $51,000 and $708,000, respectively.

(4)         Corporate overhead costs allocated to CCWC have been excluded from discontinued operations.  The majority of these costs continue to be incurred, primarily at GSWC. Accordingly, these corporate overhead costs have been included in other operating expenses and administrative and general expenses as part of continuing operations in the consolidated statements of income.  Such costs allocated to CCWC that have been reflected as part of continuing operations amounted to $233,000 for the three months ended September 30, 2010, and $356,000 and $747,000 for the nine months ended September 30, 2011 and 2010, respectively. No costs were allocated to CCWC for the three months ended September 30, 2011.

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

	As Of And For The Three Months Ended September 30, 2011
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$89,756	$8,746	$—	$21,395	$—	$119,897
Operating income (loss) (1)	26,752	1,648	—	4,025	(5)	32,420
Interest expense, net	5,588	401	—	84	(81)	5,992
Identifiable assets	848,647	38,063	—	4,424	—	891,134
Depreciation and amortization expense	8,832	502	—	220	—	9,554
Income (loss) from discontinued operations, net of tax (2)	—	—		—	(18)	(18)
Capital additions	24,690	684	—	905	—	26,279

	As Of And For The Three Months Ended September 30, 2010
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$82,634	$7,917	$—	$20,749	$—	$111,300
Operating income (loss) (1)	12,852	1,133	(233)	3,159	(14)	16,897
Interest expense, net	4,341	360	—	59	37	4,797
Identifiable assets	811,596	36,945	—	3,510	—	852,051
Depreciation and amortization expense	7,621	560	—	216	—	8,397
Income from discontinued operations, net of tax (2)	—	—	983	—	—	983
Capital additions	17,878	873	192	415	—	19,358

	As Of And For The Nine Months Ended September 30, 2011
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$234,233	$27,180	$—	$62,620	$—	$324,033
Operating income (loss) (1)	65,320	4,829	(356)	9,820	(59)	79,554
Interest expense, net	16,780	1,217	—	309	1	18,307
Identifiable assets	848,647	38,063	—	4,424	—	891,134
Depreciation and amortization expense	26,662	1,509	—	658	—	28,829
Income from discontinued operations, net of tax (2)	—	—	1,612	—	2,238	3,850
Capital additions	59,776	2,313	—	1,485	—	63,574

	As Of And For The Nine Months Ended September 30, 2010
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$211,507	$26,741	$—	$56,994	$—	$295,242
Operating income (loss) (1)	41,114	4,309	(747)	12,606	(84)	57,198
Interest expense, net	14,610	1,117	—	(310)	89	15,506
Identifiable assets	811,596	36,945	—	3,510	—	852,051
Depreciation and amortization expense	22,864	1,680	—	577	—	25,121
Income from discontinued operations, net of tax (2)	—	—	1,288	—	—	1,288
Capital additions	54,588	1,614	406	1,095	—	57,703

(1)         Operating income (loss) includes CCWC’s allocated corporate overhead costs that are now primarily at GSWC.

(2)         In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) and its subsidiaries (Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)). AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units: water and electric service utility operations conducted through GSWC and contracted services conducted through ASUS and its subsidiaries. FBWS, TUS, ODUS, PSUS and ONUS may be referred to herein collectively as the “Military Utility Privatization Subsidiaries.”  AWR was also the parent company of Chaparral City Water Company (“CCWC”), a water service utility until the completion of its sale to EPCOR Water (USA) Inc. on May 31, 2011.

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

GSWC served 256,138 water customers and 23,306 electric customers at September 30, 2011, or a total of 279,444 customers, compared with 255,724 water customers and 23,176 electric customers, or a total of 278,900 customers at September 30, 2010. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the three and nine months ended September 30, 2011 and 2010.

GSWC has also been pursuing opportunities to provide retail water services within the service area of the Natomas Central Mutual Water Company (“Natomas”).  Natomas is a California mutual water company which currently provides water service to its shareholders, primarily for agricultural irrigation in portions of Sacramento and Sutter counties in northern California. GSWC, Natomas and other parties have entered into various agreements that would provide for a water supply that would give GSWC the ability to serve portions of Sutter County in the future. GSWC has filed an application with the CPUC for a Certificate of Public Convenience and Necessity. Hearings were held in October 2011.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems, pursuant to 50-year firm, fixed-price contracts.  Each of the contracts with the U.S. government may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract.  In either event, each Military Utility Privatization Subsidiary so impacted should be entitled to recover the remaining amount of its unrecovered capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in the contract. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of the contract. Prices are also subject to equitable adjustment based upon changes in circumstances, and changes in laws and/or regulations.  AWR guarantees performance of ASUS’ military privatization contracts.

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

•                  TUS - water and wastewater systems at Andrews Air Force Base in Maryland;

•                  ODUS - wastewater system at Fort Lee in Virginia and the water and wastewater systems at Fort Eustis and Fort Story in Virginia (“TRADOC”); as contemplated by the terms of the contract award, ODUS ceased providing water and wastewater services at Fort Monroe on September 2, 2011 pursuant to its closure under the Base Realignment and Closure Act;

•                  PSUS - water and wastewater systems at Fort Jackson in South Carolina; and

•                  ONUS - water and wastewater systems at Fort Bragg, Pope Air Force Base and Camp MacKall, North Carolina.

Discontinued Operations - The sale of CCWC, completed on May 31, 2011, generated a gain (net of taxes and transaction costs) of approximately $2.2 million during 2011. The operational results and gain on disposal of CCWC are reported in discontinued operations.

Overview

Included in the following analysis is a discussion of water and electric margins.  Water and electric margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of our differing services and information that could be indicative of future performance for each business segment.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which is determined in accordance with GAAP, as an indicator of operating performance. A reconciliation of water and electric margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary of Third Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment.”

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses through approximately 2,800 miles of water distribution pipelines and the delivery of electricity in the Big Bear area of San Bernardino County.  Rates charged to customers of GSWC are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting financial performance of our regulated utilities include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates the costs of distributing water and electricity and our overhead costs; weather; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; water supply shortages caused by a variety of factors; capital expenditures needed to upgrade water systems; and risks associated with litigation relating to water quality and water supply, including suits initiated by Registrant to protect its water supply.

Registrant plans to continue to seek additional rate increases in future years to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings.

Operating revenues and income from contracted services at ASUS and its subsidiaries are earned from the operation, maintenance, renewal and replacement of water and/or wastewater systems at various military bases. All of these contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. ASUS also generates revenues from the construction of new infrastructure pursuant to contract modifications.  Additional revenues generated by contract operations are primarily dependent on these additional construction activities.  As a result, ASUS is subject to risks that are different than those of Registrant’s regulated water and electric utilities.  ASUS plans to continue seeking contracts for the operation, maintenance, renewal and replacement of water and/or wastewater services at military bases.  Factors affecting the financial performance of the Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the timing of implementation by the U.S. government of redeterminations and/or equitable adjustments of prices under contracts with the U.S. government.

On April 14, 2011 GSWC sold $62.0 million in aggregate principal amount of its 6% Notes. The Notes will mature on April 15, 2041. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15, at the rate of 6% per annum. The Notes are unsecured and unsubordinated and rank equally with all of GSWC’s unsecured and unsubordinated debt. The proceeds from the debt issuance were used to pay down short-term borrowings from AWR and other long-term debt with a higher interest rate, and to fund capital expenditures.

On November 19, 2010, the CPUC issued a final decision on GSWC’s Region II, Region III and general office rate case. The CPUC approved revenue increases for 2010 of approximately $33.0 million as compared to 2009 adopted revenues, including an increase of $14.0 million for supply costs.  The rate increases were retroactive to January 1, 2010 and the retroactive revenues were recorded during the fourth quarter of 2010.  For the three and nine months ended September 30, 2010, diluted earnings per share from continuing operations were $0.30 and $1.21 per share, respectively. Had the new rates from the final decision been in place on January 1, 2010, diluted earnings per share would have increased by $0.15 per share for the three months ended September 30, 2010 and by $0.30 per share for the nine months ended September 30, 2010.

Summary of Third Quarter Results by Segment

The table below sets forth the third quarter diluted earnings per share by business segment from continuing operations:

	Diluted Earnings per Share
	3 Months Ended
	9/30/2011	9/30/2010	CHANGE

Water	$0.64	$0.19	$0.45
Electric	0.05	0.02	0.03
Contracted services	0.13	0.10	0.03
AWR (parent)	0.01	(0.01)	0.02
Totals from continuing operations, as reported	$0.83	$0.30	$0.53

Fully diluted earnings from continuing operations were $0.83 per common share, compared to $0.30 per fully diluted common share for the three months ended September 30, 2010, an increase of $0.53 per share.

For the three months ended September 30, 2011, diluted earnings per share contributed by water operations increased by $0.45 to $0.64 per share, as compared to $0.19 per share for the three months ended September 30, 2010 due primarily to:

•                  An increase in the water margin of $7.7 million, or $0.24 per share, during the three months ended September 30, 2011 as compared to the same period in 2010 due primarily to increases in water rates in connection with the CPUC’s approval of general rate cases for all of GSWC’s water regions.

•                  A pretax charge of $9.0 million, or $0.32 per share, recorded in the third quarter of 2010 related to the impairment of assets and loss contingencies resulting from regulatory matters.  No similar charges were recorded during the third quarter of 2011.

•                  Excluding the charge discussed above, operating expenses (other than supply costs) increased by $2.6  million, or $0.08 per share, due primarily to an increase in: (i) depreciation expense of $1.2 million resulting from additions to utility plant and higher composite depreciation rates, and (ii) administrative and general expenses of $1.0 million resulting primarily from higher labor and other employee related costs, and outside legal and consulting services costs.

•                   An increase in interest and other non-operating expenses (net of interest income) of $1.0 million, or $0.03 per share, due primarily to the issuance of $62.0 million in new long-term notes in April 2011, of which $22 million of the proceeds were used in May 2011 to redeem notes with higher interest rates.

Diluted earnings from electric operations increased by $0.03 per share during the three months ended September 30, 2011 primarily due to an increase in electric margin of $765,000 as compared to the same period in 2010 reflecting principally the rate increases approved by the CPUC.  In addition, a lower effective tax rate increased electric operations earnings by $0.01 per share during the three months ended September 30, 2011.

Diluted earnings from contracted services increased by $0.03 per share during the three months ended September 30, 2011.  Pretax operating income increased by $866,000 primarily due to: (i) a contract modification approved by the U.S. government on September 30, 2011 that provided for retroactive management fees totaling $420,000 resulting from the price redetermination filing for certain of the Virginia bases, and (ii) an increase in overall construction activities compared to the same period in 2010.

Diluted earnings from AWR (parent) increased by $0.02 per share during the three months ended September 30, 2011. There was a loss incurred on one of AWR’s investments in 2010, which did not recur in 2011.

The tables below set forth summaries of the third quarter results by segment of continuing operations (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	3 Months	3 Months			3 Months	3 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE	9/30/2011	9/30/2010	CHANGE	CHANGE

Water	$89,756	$82,634	$7,122	8.6%	$26,752	$12,619	$14,133	112.0%
Electric	8,746	7,917	829	10.5%	1,648	1,133	515	45.5%
Contracted services	21,395	20,749	646	3.1%	4,025	3,159	866	27.4%
AWR (parent)	—	—	—	—	(5)	(14)	9	-64.3%
Totals from continuing operations	$119,897	$111,300	$8,597	7.7%	$32,420	$16,897	$15,523	91.9%

Summary of Year-to-Date Results by Segment

The table below sets forth the year-to-date diluted earnings per share by business segment from continuing operations:

	Diluted Earnings per Share
	9 Months Ended
	9/30/2011	9/30/2010	CHANGE

Water	$1.44	$0.73	$0.71
Electric	0.12	0.08	0.04
Contracted services	0.31	0.42	(0.11)
AWR (parent)	0.01	(0.02)	0.03
Totals from continuing operations, as reported	$1.88	$1.21	$0.67

Fully diluted earnings from continuing operations for the nine months ended September 30, 2011 were $1.88 per share, compared to $1.21 per diluted share for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, diluted earnings per share contributed by water operations increased by $0.71 to $1.44 per share, as compared to $0.73 per share for the same period of 2010 due primarily to:

•                  An increase in the dollar water margin of $20.4 million, or $0.64 per share, during the nine months ended September 30, 2011 as the result of increases in water rates in connection with the CPUC’s approval of rate cases for all of GSWC’s water regions.  The rate increases were all approved during the fourth quarter of 2010.

•                  A pretax charge of $9.0 million, or $0.32 per share, recorded in the third quarter of 2010 related to the impairment of assets and loss contingencies resulting from regulatory matters.  No similar charges were recorded during 2011.

•                  Excluding the pretax charge discussed above, an increase in other operating expenses (other than supply costs) of $4.8 million, or $0.15 per share, for the first nine months of 2011 due primarily to an increase in: (i) depreciation expense of $3.8 million, as previously discussed; (ii) administrative and general expenses of $2.0 million primarily reflecting higher labor and other employee related costs, transportation depreciation and software maintenance costs, and (iii) property and other taxes of $319,000. These increases were partially offset by a decrease of $1.2 million in maintenance costs and other operation expenses due to lower water treatment costs.

•                  An increase in interest and other non-operating expenses (net of interest income) of $2.3 million, or $0.08 per share, primarily due to the issuance of $62.0 million of 6% senior notes due 2041 on April 14, 2011. A portion of the proceeds were used to redeem $22.0 million of senior notes with a higher interest rate.  As a result, there was also an increase in interest expense due to the redemption premium and the related write off of unamortized debt issuance costs.  These costs as well as the cost of new debt have been included in our cost of capital application for future recovery, which was filed in May 2011.

•                  An increase in the effective income tax rate during the nine months ended September 30, 2011 as compared to the same period in 2010, decreasing earnings by approximately $0.02 per share during the first nine months of 2011 primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

Diluted earnings per share from the electric operations increased by $0.04 to $0.12 per share for the nine months ended September 30, 2011, as compared to $0.08 per share for the same period in 2010. The increase was primarily due to electric rate increases in 2011 approved by the CPUC, which increased earnings by approximately $0.06 per share.  This increase was partially offset by the recording of $958,000 in additional revenues, or $0.03 per share, due to the CPUC approval in March 2010 of a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to GSWC’s electric division, and the 1996 adopted general office cost allocation.  A lower effective income tax rate from electric operations partially offset by higher operating expenses increased earnings by $0.01 per share.

Diluted earnings per share for contracted services decreased $0.11 to $0.31 per share for the nine months ended September 30, 2011, primarily due to:

•                The recording of $5.6 million, or $0.17 per share, of revenues and $510,000, or $0.02 per share, in interest income during the first quarter of 2010 in connection with contract modifications received from the U.S. government for inventory price adjustments at Fort Bliss in Texas and Fort Bragg in North Carolina;

•                  A contract modification received by TUS in the third quarter of 2010 for Andrews Air Force Base, which increased pretax income by approximately $700,000, or $0.02 per share; and

•                An increase in allocation of costs from administrative offices and higher precontract costs for design and engineering labor incurred for new construction projects.

The effects of these contract modifications and the increase in operating costs were partially offset by:

•                  An increase of $420,000, or $0.01 per share in management fee revenue as a result of a contract modification approved by the U.S. government on September 30, 2011, in connection with a price redetermination previously filed for certain of military bases in Virginia; and

•                  An increase in construction revenues due to additional construction projects performed at Fort Bliss and the effect of a change in estimated costs made during the second quarter of 2011 related to a pipeline project performed at Fort Bragg, which resulted in an increase in pretax operating income of $2.9 million, or $0.09 per share, for work performed previously on the project. The total project is scheduled to be completed by early 2014.

Diluted earnings from AWR (parent) increased by $0.03 per share for the nine months ended September 30, 2011. There was a loss incurred on one of AWR’s investments in the third quarter of 2010, which did not recur in the third quarter of 2011.

The tables below set forth summaries of the year-to-date results by segment of continuing operations (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	9 Months	9 Months			9 Months	9 Months
	Ended	Ended	$	%	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE	9/30/2011	9/30/2010	CHANGE	CHANGE

Water	$234,233	$211,507	$22,726	10.7%	$64,964	$40,367	$24,597	60.9%
Electric	27,180	26,741	439	1.6%	4,829	4,309	520	12.1%
Contracted services	62,620	56,994	5,626	9.9%	9,820	12,606	(2,786)	-22.1%
AWR (parent)	—	—	—	—	(59)	(84)	25	-29.8%
Totals from continuing operations	$324,033	$295,242	$28,791	9.8%	$79,554	$57,198	$22,356	39.1%

Discontinued Operations:

Net income from discontinued operations for the nine months ended September 30, 2011 was $3.9 million, equivalent to $0.20 per common share on a basic and fully diluted basis, compared to $1.3 million or $0.07 per common share on a basic and fully diluted basis, for the nine months ended September 30, 2010, an increase of $0.13 per common share.  The increase is due primarily to the gain on sale of CCWC of $2.2 million, net of taxes and transaction costs, or $0.12 per share.   There was also a decrease in depreciation expense, which increased earnings by $0.03 per share, and a favorable decision issued by the Arizona Corporation Commission (“ACC”) on April 7, 2011, which resulted in the recording of approximately $959,000 of pretax income, or $0.03 per share.  These increases were partially offset by the fact that the earnings for CCWC for 2011 include only five months of operations (through May 31, 2011, the close of the sales transaction).

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other continuing subsidiaries: GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Consolidated Results of Operations — Three Months Ended September 30, 2011 and 2010 (amounts in thousands except per share amounts):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
OPERATING REVENUES
Water	$89,756	$82,634	$7,122	8.6%
Electric	8,746	7,917	829	10.5%
Contracted services	21,395	20,749	646	3.1%
Total operating revenues	119,897	111,300	8,597	7.7%

OPERATING EXPENSES
Water purchased	16,094	15,693	401	2.6%
Power purchased for pumping	3,141	3,459	(318)	-9.2%
Groundwater production assessment	3,795	3,311	484	14.6%
Power purchased for resale	3,038	2,950	88	3.0%
Supply cost balancing accounts	5,050	6,219	(1,169)	-18.8%
Other operation expenses	7,586	7,788	(202)	-2.6%
Administrative and general expenses	18,585	26,282	(7,697)	-29.3%
Depreciation and amortization	9,554	8,397	1,157	13.8%
Maintenance	4,346	4,314	32	0.7%
Property and other taxes	3,682	3,566	116	3.3%
ASUS construction expenses	12,606	12,424	182	1.5%
Total operating expenses	87,477	94,403	(6,926)	-7.3%

OPERATING INCOME	32,420	16,897	15,523	91.9%

OTHER INCOME AND EXPENSES
Interest expense	(6,194)	(4,963)	(1,231)	24.8%
Interest income	202	166	36	21.7%
Other	(170)	(553)	383	-69.3%
	(6,162)	(5,350)	(812)	15.2%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	26,258	11,547	14,711	127.4%
Income tax expense	10,641	5,878	4,763	81.0%
INCOME FROM CONTINUING OPERATIONS	15,617	5,669	9,948	175.5%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(18)	983	(1,001)	-101.8%

NET INCOME	$15,599	$6,652	$8,947	134.5%

Basic earnings from continuing operations	$0.83	$0.31	$0.52	167.7%
Basic earnings from discontinued operations	—	0.05	(0.05)	-100.0%
	$0.83	$0.36	$0.47	130.6%

Diluted earnings from continuing operations	$0.83	$0.30	$0.53	176.7%
Diluted earnings from discontinued operations	—	0.05	(0.05)	-100.0%
	$0.83	$0.35	$0.48	137.1%

Operating Revenues

General

Registrant relies upon rate approvals by the CPUC in California to provide for a return on invested and borrowed capital used to fund utility plant for GSWC, and price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and profit margin for ASUS. If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

Water

For the three months ended September 30, 2011, revenues from continuing water operations increased by $7.1 million, or 8.6%, to $89.8 million as compared to $82.6 million for the three months ended September 30, 2010.  The increase in water revenues is primarily due to rate increases as the result of the CPUC’s approval of general rate cases for all GSWC water regions during the fourth quarter of 2010.  In particular, on November 19, 2010, the CPUC issued a final decision on GSWC’s Region II, Region III and general office rate case. The CPUC approved revenue increases for 2010 of approximately $33.0 million as compared to 2009 adopted revenues, including an increase of $14.0 million for supply costs, most of which had been in rates throughout 2010.  The rate increases were retroactive to January 1, 2010 and retroactive revenues were recorded during the fourth quarter of 2010.  In December 2010, the CPUC also issued a final decision on GSWC’s Region I rate case, approving revenue increases for 2011 and 2012. On a year to year basis, the increase in 2011 revenues represents an increase of approximately $1.9 million over 2010 adopted revenues.

Water consumption for the three months ended September 30, 2011 decreased 3.3% compared to the same period in 2010.

Electric

For the three months ended September 30, 2011, revenues from electric operations increased to $8.7 million compared to $7.9 million for the same period in 2010, a 10.5% increase, due primarily to rate increases approved by the CPUC.  In January 2011, the CPUC approved attrition year rate increases for BVES effective January 1, 2011.  The authorized rate increases are expected to provide GSWC with additional annual revenues of approximately $550,000 for BVES.  In addition, the CPUC has authorized rate increases effective January 1, 2011 to cover higher general office costs allocated to BVES.  This is expected to add additional revenues to BVES of $1.6 million in 2011.

Contracted Services

Revenues from contracted services consists primarily of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended September 30, 2011, revenues from contracted services increased by $646,000, or 3.1%, to $21.4 million compared to $20.7 million for the three months ended September 30, 2010. The increase is primarily due to higher construction revenues.  For the three months ended September 30, 2011, construction revenues increased by $934,000 as compared to the third quarter of 2010.  The increase is primarily due to an increase in construction work at Fort Bliss in Texas for work performed on behalf of other prime contractors at the military base, partially offset by lower construction revenues at the military bases in Virginia.  Additionally, there was $689,000 of construction revenue recorded in the third quarter of 2010 for receipt of a contract modification at PSUS to cover previously incurred costs associated with a sanitary sewer overflow at Fort Jackson in South Carolina.

Management fees for the three months ended September 30, 2011 decreased by $288,000 compared to the same period of 2010 due to a retroactive contract modification awarded to TUS during the third quarter of 2010 related to Andrews Air Force Base, and the termination of a contract with a municipality to provide billing and meter reading services. This was partially offset by a contract modification received by ODUS on September 30, 2011, which settled the first price redetermination for the TRADOC military bases in Virginia. As a result of the modification, during the third quarter of 2011 ASUS recorded $420,000 in additional management fees retroactive from April 2008.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 35.6% and 33.5% of total operating expenses for the three months ended September 30, 2011 and 2010, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended September 30, 2011 and 2010 (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$89,756	$82,634	$7,122	8.6%
WATER SUPPLY COSTS:
Water purchased (1)	$16,094	$15,693	$401	2.6%
Power purchased for pumping (1)	3,141	3,459	(318)	-9.2%
Groundwater production assessment (1)	3,795	3,311	484	14.6%
Water supply cost balancing accounts (1)	4,500	5,645	(1,145)	-20.3%
TOTAL WATER SUPPLY COSTS	$27,530	$28,108	$(578)	-2.1%
WATER MARGIN (2)	$62,226	$54,526	$7,700	14.1%
PERCENT MARGIN - WATER	69.3%	66.0%

ELECTRIC OPERATING REVENUES (1)	$8,746	$7,917	$829	10.5%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,038	$2,950	$88	3.0%
Electric supply cost balancing accounts (1)	550	574	(24)	-4.2%
TOTAL ELECTRIC SUPPLY COSTS	$3,588	$3,524	$64	1.8%
ELECTRIC MARGIN (2)	$5,158	$4,393	$765	17.4%
PERCENT MARGIN - ELECTRIC	59.0%	55.5%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $5,050,000 and $6,219,000 for the three months ended September 30, 2011 and 2010, respectively

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance, administrative and general, property or other tax, or other operating expenses.

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

For the three months ended September 30, 2011, 36.8% of GSWC’s water supply mix was purchased as compared to 37.9% purchased for the three months ended September 30, 2010.  The adopted percentage of purchased water for the three months ended September 30, 2011 at Regions I, II and III was 22.0%, 57.1% and 46.2%, respectively, as compared to the adopted percentage for the three months ended September 30, 2010 of 22.5%, 64.3% and 49.4%, respectively.  The actual percentage of purchased water for the three months ended September 30, 2011 at Regions I, II and III was 19.9%, 43.6% and 42.3%, respectively, for the third quarter of 2011. The overall improvement in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. However, this was partially offset by under-collections as a result of higher rates charged by suppliers than those included in the adopted supply costs.  The overall water margin percent was 69.3% in the third quarter of 2011 as compared to 66.0% in the same period of 2010.

For the three months ended September 30, 2011, purchased water costs increased to $16.1 million as compared to $15.7 million for the same period of 2010.  The increase in purchased water costs was due to higher water rates charged by wholesale suppliers, partially offset by a decrease in customer demand and slightly improved water supply mix.

For the three months ended September 30, 2011, power purchased for pumping decreased to $3.1 million as compared to $3.5 million in the same period of 2010 due to a 3.3% decrease in customer consumption, partially offset by a slightly improved water supply mix.

For the three months ended September 30, 2011, groundwater production assessments increased by 14.6% to $3.8 million due to additional assessment rates levied and an increase in purchasing replenishment water.  Due to the MCBA account, these additional costs do not impact the water margin. The MCBA tracks the increases in pump tax rates for future recovery in water rates.

A $1.1 million decrease in the water supply cost balancing account provision during the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a $1.3 million decrease in the MCBA as a result of higher water rates charged by wholesale suppliers. This decrease was partially offset by an increase of $179,000 in the amortization of the water supply cost balancing accounts, primarily from Region I.

For the three months ended September 30, 2011, the cost of power purchased for resale to customers in GSWC’s BVES division of $3.0 million was comparable to the three months ended September 30, 2010.   The main product under the existing power purchase contract provides for 13 megawatts of electric energy at a fixed price of $67.75 per megawatt-hour (“MWh”) during 2011 as compared to $67.85 per MWh during 2010.   Through August 31, 2011, differences between the price of purchased power and $77 per MWh as authorized by the CPUC were reflected in the electric supply cost balancing account.  Effective September 1, 2011, BVES is no longer subject to the $77 per MWh weighted annual average cost and is able to include amounts above the $77 per MWh average in its supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated systems of Registrant’s continuing water business, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the three months ended September 30, 2011 and 2010, other operation expenses by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$6,565	$6,371	$194	3.0%
Electric Services	557	536	21	3.9%
Contracted Services	464	881	(417)	-47.3%
Total other operation expenses	$7,586	$7,788	$(202)	-2.6%

For the three months ended September 30, 2011, other operation expenses for GSWC’s water services increased by $194,000 due primarily to a $153,000 increase in outside services and other miscellaneous operation expenses.

There was a decrease of $417,000 in other operating expenses for contracted services primarily due to a decrease in precontract costs for projects awarded to ONUS at Fort Bragg.  These costs were for design and engineering labor previously incurred for new construction projects and were necessary to prepare and submit proposals for potential new capital upgrade work.  As the work is now awarded, the costs incurred are recovered in conjunction with the contract modifications for the work.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the three months ended September 30, 2011 and 2010, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$13,393	$21,393	$(8,000)	-37.4%
Electric Services	2,004	1,829	175	9.6%
Contracted Services	3,183	3,046	137	4.5%
AWR (parent)	5	14	(9)	-64.3%
Total administrative and general expenses	$18,585	$26,282	$(7,697)	-29.3%

For the three months ended September 30, 2011, administrative and general expenses for GSWC’s water services decreased by $8.0 million compared to the three months ended September 30, 2010 due to a pretax charge of $9.0 million recorded in the third quarter of 2010 related to regulatory matters. There were no similar charges in 2011. This decrease was partially offset by an increase in labor costs and other employee related benefits of $409,000, and outside legal and consulting services of $453,000.

For the three months ended September 30, 2011, administrative and general expenses for electric services increased by $175,000 due primarily to increases in labor costs and other employee related benefits of $176,000 and an increase of $451,000 in legal and consulting services for regulatory filings and a renewable energy efficiency program previously approved by the CPUC and included in rates. These increases were partially offset by a decrease in allocation of costs from the corporate headquarters and other miscellaneous administrative and general expenses.

For the three months ended September 30, 2011, administrative and general expenses increased by $137,000 for contracted services compared to the three months ended September 30, 2010 due primarily to a $207,000 increase in allocation of costs from the corporate headquarters and an increase of $94,000 in labor costs and other employee benefits. This was partially offset by a decrease of $106,000 in legal costs and $58,000 in other miscellaneous administrative and general expenses.

Depreciation and Amortization

For the three months ended September 30, 2011 and 2010, depreciation and amortization by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$8,832	$7,621	$1,211	15.9%
Electric Services	502	560	(58)	-10.4%
Contracted Services	220	216	4	1.9%
Total depreciation and amortization	$9,554	$8,397	$1,157	13.8%

For the three months ended September 30, 2011, depreciation and amortization expense for water and electric services increased by $1.2 million compared to the three months ended September 30, 2010 primarily due to higher composite depreciation rates for Regions II and III of the water segment as a result of a CPUC decision issued in November 2010.  In addition, there were approximately $69.8 million of additions to utility plant during 2010.  Registrant anticipates that depreciation expense will continue to increase due to ongoing construction at its continuing regulated segments and increases in the composite depreciation rates.

Maintenance

For the three months ended September 30, 2011 and 2010, maintenance expense by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$3,530	$3,566	$(36)	-1.0%
Electric Services	235	140	95	67.9%
Contracted Services	581	608	(27)	-4.4%
Total maintenance	$4,346	$4,314	$32	0.7%

For the three months ended September 30, 2011, maintenance expense for water and electric services increased by $59,000 primarily due to increases of: (i) $97,000 in labor costs; (ii) $88,000 in equipment, materials and supplies expense, and; (iii) $17,000 in other miscellaneous maintenance expense.  These increases were partially offset by a $143,000 decrease in outside services costs.

For the three months ended September 30, 2011, maintenance expense for contracted services decreased by $27,000 compared to the three months ended September 30, 2010 due principally to decreases in outside services expense, largely at Fort Bragg in North Carolina.

Property and Other Taxes

For the three months ended September 30, 2011 and 2010, property and other taxes by segment consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$3,153	$2,959	$194	6.6%
Electric Services	213	195	18	9.2%
Contracted Services	316	412	(96)	-23.3%
Total property and other taxes	$3,682	$3,566	$116	3.3%

Property and other taxes for the three months ended September 30, 2011 increased as compared to the same period in 2010 primarily due to an increase in property taxes and franchise fees for water services. Property and other taxes for contracted services decreased due to lower gross receipts taxes for the military bases in Virginia.

ASUS Construction Expenses

For the three months ended September 30, 2011, construction expenses were $12.6 million, increasing $182,000 compared to the same period in 2010 due primarily to new construction at Fort Bliss in Texas.

Interest Expense

For the three months ended September 30, 2011 and 2010, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$5,737	$4,504	$1,233	27.4%
Electric Services	401	360	41	11.4%
Contracted Services	85	59	26	44.1%
AWR (parent)	(29)	40	(69)	-172.5%
Total interest expense	$6,194	$4,963	$1,231	24.8%

Total interest expense for the three months ended September 30, 2011 increased by $1.2 million as compared to the same period in 2010 due primarily to an increase in long term debt. On April 14, 2011, GSWC issued $62.0 million in notes due in 2041 bearing interest at 6% per annum.  On May 5, 2011, a portion of the proceeds were used to redeem $22.0 million of GSWC’s 7.65% Medium-Term Notes, Series B.

The average interest rate on short-term borrowings was approximately 1.5% for the three months ended September 30, 2011 and 2010. Average bank loan balances outstanding under the AWR credit facility for the three months ended September 30, 2011 and 2010 were approximately $9.5 million and $45.2 million, respectively.

Interest Income

For the three months ended September 30, 2011 and 2010, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water and Electric Services	$149	$163	$(14)	-8.6%
Contracted Services	1	—	1	100%
AWR (parent)	52	3	49	1633.3%
Total interest income	$202	$166	$36	21.7%

Interest income decreased slightly for the three months ended September 30, 2011 as compared to the same period in 2010.

Other

For the three months ended September 30, 2011, Registrant recorded a loss of $170,000 primarily related to investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan. For the three months ended September 30, 2010, Registrant recorded a loss of $553,000 primarily related to a loss incurred on one of Registrant’s investments.

Income Tax Expense

For the three months ended September 30, 2011 and 2010, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	3 Months	3 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$8,825	$4,278	$4,547	106.3%
Electric Services	387	363	24	6.6%
Contracted Services	1,508	1,193	315	26.4%
AWR (parent)	(79)	44	(123)	-279.5%
Total income tax expense	$10,641	$5,878	$4,763	81.0%

For the three months ended September 30, 2011, income tax expense for water and electric services increased to $9.2 million compared to $4.6 million for the three months ended September 30, 2010 due primarily to an increase in pretax income. There was, however, a decrease in the effective tax rate (“ETR”) for GSWC, which was 41.4% for the third quarter of 2011 as compared to 53.3% for the same period in 2010.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items) and other nondeductible permanent items.  For the third quarter of 2011, GSWC’s ETR decreased primarily due to deferred rate-case costs and costs of removal for utility plant, as well as significant nondeductible permanent items incurred in 2010.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services increased to $1.5 million for the three months ended September 30, 2011 compared to $1.2 million for the three months ended September 30, 2010 due primarily to an increase in pretax income.  The ETR for contracted services for the three months ended September 30, 2011 was 38.2% as compared to a 38.5% ETR applicable to the three months ended September 30, 2010.

Income (Loss) From Discontinued Operations

On June 7, 2010, Registrant entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC. The sales transaction closed on May 31, 2011 and minor transaction costs were incurred during the three months ended September 30, 2011.

Consolidated Results of Operations — Nine months ended September 30, 2011 and 2010 (amounts in thousands except per share amounts):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
OPERATING REVENUES
Water	$234,233	$211,507	$22,726	10.7%
Electric	27,180	26,741	439	1.6%
Contracted services	62,620	56,994	5,626	9.9%
Total operating revenues	324,033	295,242	28,791	9.8%

OPERATING EXPENSES
Water purchased	37,679	37,259	420	1.1%
Power purchased for pumping	6,842	7,062	(220)	-3.1%
Groundwater production assessment	10,307	8,597	1,710	19.9%
Power purchased for resale	9,767	9,495	272	2.9%
Supply cost balancing accounts	14,374	14,720	(346)	-2.4%
Other operation expenses	21,449	21,734	(285)	-1.3%
Administrative and general expenses	55,874	61,478	(5,604)	-9.1%
Depreciation and amortization	28,829	25,121	3,708	14.8%
Maintenance	12,695	12,882	(187)	-1.5%
Property and other taxes	10,640	10,469	171	1.6%
ASUS construction expenses	36,151	29,225	6,926	23.7%
Net (gain) loss on sale of property	(128)	2	(130)	-6500.0%
Total operating expenses	244,479	238,044	6,435	2.7%

OPERATING INCOME	79,554	57,198	22,356	39.1%

OTHER INCOME AND EXPENSES
Interest expense	(18,807)	(16,491)	(2,316)	14.0%
Interest income	500	985	(485)	-49.2%
Other	(379)	(558)	179	-32.1%
	(18,686)	(16,064)	(2,622)	16.3%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	60,868	41,134	19,734	48.0%
Income tax expense	25,568	18,305	7,263	39.7%
INCOME FROM CONTINUING OPERATIONS	35,300	22,829	12,471	54.6%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	3,850	1,288	2,562	198.9%
NET INCOME	$39,150	$24,117	$15,033	62.3%

Basic earnings from continuing operations	$1.88	$1.22	$0.66	54.1%
Basic earnings from discontinued operations	0.20	0.07	0.13	185.7%
	$2.08	$1.29	$0.79	61.2%

Diluted earnings from continuing operations	$1.88	$1.21	$0.67	55.4%
Diluted earnings from discontinued operations	0.20	0.07	0.13	185.7%
	$2.08	$1.28	$0.80	62.5%

Operating Revenues

Water

For the nine months ended September 30, 2011, revenues from water operations increased by $22.7 million, or 10.7%, to $234.2 million as compared to $211.5 million for the nine months ended September 30, 2010.  The increase in water revenues is primarily due to rate increases as the result of the CPUC’s approval of general rate cases for all GSWC water regions during the fourth quarter of 2010.  In particular, on November 19, 2010, the CPUC issued a final decision on GSWC’s Region II, Region III and general office rate case. The CPUC approved revenue increases for 2010 of approximately $33.0 million as compared to 2009 adopted revenues, including an increase of $14.0 million for supply costs, some of which had been included in rates throughout 2010.  The rate increases were retroactive to January 1, 2010 and retroactive revenues were recorded during the fourth quarter of 2010.   In December 2010, the CPUC also issued a final decision on GSWC’s Region I rate case, approving revenue increases for 2011 and 2012. On a year to year basis, the increase in 2011 adopted revenues represents an increase of approximately $1.9 million over 2010 adopted revenues.

Water consumption for the nine months ended September 30, 2011 decreased by approximately 2.6% compared to the same period in 2010.

Electric

For the nine months ended September 30, 2011, revenues from electric operations increased to $27.2 million compared to $26.7 million for the same period in 2010 due primarily to increases in electric rates approved by the CPUC. The increase in rates was partially offset by the recording of $958,000 in revenue during the first quarter of 2010 that was included in a memorandum account approved by the CPUC which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES. There was no similar revenue recorded in 2011.

In January 2011, the CPUC approved attrition year rate increases for BVES effective January 1, 2011.  The authorized rate increases are expected to provide GSWC with additional annual revenues of approximately $550,000 for BVES.  In addition, the CPUC has authorized rate increases of $1.6 million effective January 1, 2011 to cover higher general office costs allocated to BVES.

Contracted Services

Revenues from contracted services consists primarily of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the nine months ended September 30, 2011, revenues from contracted services increased by $5.6 million, or 9.9%, to $62.6 million as compared to $57.0 million for the nine months ended September 30, 2010.

For the nine month ended September 30, 2011, construction revenues increased by $11.4 million primarily due to an increase in construction activities at FBWS for operations at Fort Bliss.  Additionally, as a result of a change in estimated costs by ONUS on a water and wastewater pipeline replacement project in progress at Fort Bragg, a pretax profit of approximately $2.9 million was recorded during the second quarter of 2011.  The change in estimated costs was a result of successful negotiations with contractors providing construction services to reduce the estimated cost to complete the overall pipeline replacement work.

Management fee revenue decreased by $5.8 million for the nine month ended September 30, 2011.  This is primarily due to $6.3 million in management fees received in 2010 in connection with requests for equitable adjustment (“REAs”) and contract modifications resolved with the U.S. government that were retroactive.   The effect of these REAs and contract modifications were partially offset by the receipt of a contract modification which settled the first price redetermination for certain of the military bases in Virginia. As a result of the modification, during the third quarter of 2011, ASUS recorded $420,000 in additional management fees retroactive from April 2008. Excluding the retroactive portion of these REAs, management fees for the nine months ended September 30, 2011 were comparable to the same period in 2010.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 32.3% and 32.4%  of total operating expenses for the nine months ended September 30, 2011 and 2010, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the nine months ended September 30, 2011 and 2010 (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$234,233	$211,507	$22,726	10.7%
WATER SUPPLY COSTS:
Water purchased (1)	$37,679	$37,259	$420	1.1%
Power purchased for pumping (1)	6,842	7,062	(220)	-3.1%
Groundwater production assessment (1)	10,307	8,597	1,710	19.9%
Water supply cost balancing accounts (1)	12,323	11,926	397	3.3%
TOTAL WATER SUPPLY COSTS	$67,151	$64,844	$2,307	3.6%
WATER MARGIN (2)	$167,082	$146,663	$20,419	13.9%
PERCENT MARGIN - WATER	71.3%	69.3%

ELECTRIC OPERATING REVENUES (1)	$27,180	$26,741	$439	1.6%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$9,767	$9,495	$272	2.9%
Electric supply cost balancing accounts (1)	2,051	2,794	(743)	-26.6%
TOTAL ELECTRIC SUPPLY COSTS	$11,818	$12,289	$(471)	-3.8%
ELECTRIC MARGIN (2)	$15,362	$14,452	$910	6.3%
PERCENT MARGIN - ELECTRIC	56.5%	54.0%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $14,374,000 and $14,720,000 for the nine months ended September 30, 2011 and 2010, respectively.

(2)                                  Water and electric margins do not include any depreciation and amortization, maintenance, administrative and general, property or other tax, or other operating expenses.

For the nine months ended September 30, 2011, 35.2% of GSWC’s water supply mix was purchased as compared to 36.7% purchased for the nine months ended September 30, 2010.  The adopted percentage of purchased water for the nine months ended September 30, 2011 at Regions I, II and III was 22.4%, 55.8% and 40.3%, respectively, as compared to the adopted percentage for the nine months ended September 30, 2010 of 23.1%, 62.2% and 44.5%, respectively.  The actual purchased water percentage for Regions I, II and III was 21.0%, 41.0% and 38.3%, respectively, for the nine months ended September 30, 2011. The improvement in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. The overall water margin percent was 71.3% for the nine months ended September 30, 2011 as compared to 69.3% in the same period of 2010.

For the nine months ended September 30, 2011, purchased water costs increased to $37.7 million as compared to $37.3 million for the same period of 2010.  The increase in purchased water costs was due to higher water rates charged by wholesale suppliers, mostly offset by a decrease in customer demand and slightly improved water supply mix.

For the nine months ended September 30, 2011, power purchased for pumping decreased to $6.8 million as compared to $7.1 million in the same period of 2010 due to a 2.6% decrease in customer consumption, partially offset by a slightly improved water supply mix.

For the nine months ended September 30, 2011, groundwater production assessments were $1.7 million higher when compared to the same period in 2010 due to additional assessment rates levied and an increase in purchasing replenishment water.  Due to the MCBA account, these additional assessments do not impact the water margin. The MCBA tracks the increases in pump tax rates for future recovery in water rates.

An increase of $397,000 in the water supply cost balancing account provision during the nine months ended September 30, 2011 as compared to the same period in 2010, was primarily due to an increase in the MCBA of $1.1 million as a result of an improvement in the supply mix, as previous discussed. This increase was partially offset by a $684,000 decrease in the amortization of the water supply cost balancing accounts as a result of surcharges expiring for Region II and Region III.

For the nine months ended September 30, 2011, the cost of power purchased for resale to customers in GSWC’s BVES division increased $272,000, due to an increase in customer usage of 4.0%.  The main product under GSWC’s current power purchase contract provides for 13 megawatts of electric energy at a fixed price of $67.75 per megawatt-hour (“MWh”) during 2011 as compared to $67.85 during 2010.  Through August 31, 2011, this difference between the price of purchased power and $77 per MWh as authorized by the CPUC is reflected in the electric supply cost balancing account. Effective September 1, 2011, BVES is no longer subject to the $77 per MWh weighted annual average cost and is able to include amounts above the $77 per MWh average in its supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the continuing regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the nine months ended September 30, 2011 and 2010, other operation expenses by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$17,036	$17,549	$(513)	-2.9%
Electric Services	1,661	1,659	2	0.1%
Contracted Services	2,752	2,526	226	8.9%
Total other operation expenses	$21,449	$21,734	$(285)	-1.3%

For the nine months ended September 30, 2011, other operation expenses for water services decreased by $513,000 primarily due to decreases in water treatment costs totaling $806,000, partially offset by an increase of $151,000 in billing supplies costs to convert to monthly billing in various GSWC service areas, and $142,000 in miscellaneous other operation expenses.  Decreases in water treatment costs are attributable to a combination of lower water consumption by our customers, wells out of service in some areas, and operations efficiencies. Some of the water treatment costs originally expected to be incurred during the first nine months of 2011 were delayed and are expected to be incurred in the remainder of 2011.

Other operating expenses for contracted services increased primarily due to higher precontract costs for design and engineering labor incurred by ONUS for Fort Bragg in North Carolina and FBWS for Fort Bliss in Texas for potential new construction projects.  These expenses were necessary to prepare and submit proposals for potential new capital upgrade work.  When, and if, additional work is awarded, the costs incurred may be recoverable in conjunction with the contract modification for the work.

Administrative and General Expenses

Administrative and general expenses include payroll expenses related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the nine months ended September 30, 2011 and 2010, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$39,452	$46,418	$(6,966)	-15.0%
Electric Services	6,066	5,646	420	7.4%
Contracted Services	10,298	9,331	967	10.4%
AWR (parent)	58	83	(25)	-30.1%
Total administrative and general expenses	$55,874	$61,478	$(5,604)	-9.1%

For the nine months ended September 30, 2011, administrative and general expenses decreased by $7.0 million in water services compared to the nine months ended September 30, 2010 due to a pretax charge of $9.0 million recorded in the third quarter of 2010 for pending regulatory matters.  Excluding this charge, administrative and general expenses increased by approximately $2.0 million due to: (i) a $344,000 increase in transportation expense as a result of higher composite depreciation rates for vehicles approved by the CPUC in November 2010; (ii) an increase in labor costs and other employee related benefits of $980,000; (iii) an increase in office equipment and software maintenance expenses of $229,000; and (iv)  an increase of $446,000 in other miscellaneous administrative and general expenses, including higher allocation of corporate headquarters costs.

For the nine months ended September 30, 2011, administrative and general expenses increased by $420,000 in electric services compared to the nine months ended September 30, 2010 due primarily to a $1.3 million increase in outside services costs incurred in connection with the preparation of various regulatory filings and for a new energy efficiency program previously approved by the CPUC and included in rates, and a $387,000 increase in labor and employee related benefit costs.  These increases were partially offset by a $1.2 million decrease in allocation of corporate headquarters costs and a $67,000 decrease in miscellaneous other administrative and general costs.

Administrative and general expenses for contracted services increased by $967,000 due to an increase of $696,000 in the allocation of costs from GSWC to ASUS as the result of a CPUC decision issued in November 2010, and an increase in labor and other employee related benefits of $312,000 due largely to additional staff plus the impact of Registrant’s performance review program. These increases were partially offset by a $41,000 decrease in other miscellaneous administrative and general expenses.

Depreciation and Amortization

For the nine months ended September 30, 2011 and 2010, depreciation and amortization by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$26,662	$22,864	$3,798	16.6%
Electric Services	1,509	1,680	(171)	-10.2%
Contracted Services	658	577	81	14.0%
Total depreciation and amortization	$28,829	$25,121	$3,708	14.8%

For the nine months ended September 30, 2011, depreciation and amortization expense for water and electric services increased by $3.6 million to $28.2 million compared to $24.5 million for the nine months ended September 30, 2010 primarily due to higher composite depreciation rates for Regions II and III as a result of a CPUC decision issued in November 2010.  In addition, there were approximately $69.8 million of additions to utility plant during 2010.  Registrant anticipates that depreciation expense for water and electric services will continue to increase due to ongoing construction at its regulated subsidiaries. Registrant believes that depreciation expense related to property additions approved by the CPUC will be recovered through rates.

There was also an increase in depreciation and amortization expense for contracted services due primarily to the addition of fixed assets.

Maintenance

For the nine months ended September 30, 2011 and 2010, maintenance expense by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$10,087	$10,770	$(683)	-6.3%
Electric Services	669	535	134	25.0%
Contracted Services	1,939	1,577	362	23.0%
Total maintenance	$12,695	$12,882	$(187)	-1.5%

For the nine months ended September 30, 2011, maintenance expense for water services decreased by 6.3% to $10.1 million compared to $10.8 million for the nine months ended September 30, 2010 primarily due to a reduction in both planned and unplanned maintenance as compared to the same period in 2011.

For the nine months ended September 30, 2011, maintenance expense for electric services increased due to maintenance incurred on the 8.4MW natural gas-fueled generation plant and due to tree trimming costs.

For the nine months ended September 30, 2011, maintenance expense for contracted services increased by $362,000 due primarily to an increase of $288,000 in labor costs as more maintenance work was performed using internal labor as compared to using subcontractors.

Property and Other Taxes

For the nine months ended September 30, 2011 and 2010, property and other taxes by segment consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$9,010	$8,691	$319	3.7%
Electric Services	628	623	5	0.8%
Contracted Services	1,002	1,155	(153)	-13.2%
Total property and other taxes	$10,640	$10,469	$171	1.6%

For the nine months ended September 30, 2011, property and other taxes for water services increased primarily due to an increase in property taxes as a result of higher assessed values.

Property and other taxes were lower in contracted services due to a decrease in gross receipt taxes for the nine months ended September 30, 2011.  This decrease was due primarily to the approved request for equitable adjustment recorded in the first quarter of 2010 by ONUS at Fort Bragg, North Carolina, which added approximately $3.1 million in revenues subject to the gross receipts tax. This was partially offset by increases in gross receipts taxes at other Military Utility Privatization Subsidiaries.

ASUS Construction Expenses

For the nine months ended September 30, 2011, construction expenses for contracted services were $36.2 million, increasing by $6.9 million compared to the same period in 2010, due primarily to additional construction projects at FBWS for operations at Fort Bliss in Texas and at ONUS for operations at Fort Bragg in North Carolina.

Interest Expense

For the nine months ended September 30, 2011 and 2010, interest expense by segment, including AWR (parent) consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$17,219	$15,079	$2,140	14.2%
Electric Services	1,217	1,117	100	9.0%
Contracted Services	312	201	111	55.2%
AWR (parent)	59	94	(35)	-37.2%
Total interest expense	$18,807	$16,491	$2,316	14.0%

Overall, interest expense increased by $2.3 million due primarily to the issuance on April 14, 2011 of $62.0 million of 6% senior notes due 2041.  A portion of the proceeds was used to redeem $22.0 million of senior notes with a higher interest rate.  Costs totaling $553,000 for the redemption premium and unamortized debt issuance cost related to the notes that were redeemed were charged to interest expense in the second quarter of 2011. These costs as well as the cost of new debt have been included in GSWC’s cost of capital application for future recovery, which was filed with the CPUC in May 2011.

The increase in interest expense for contracted services is due primarily to increased borrowings to fund construction activities.

The average interest rate on short term borrowings for the nine months ended September 30, 2011 was 1.5% as compared to an average of 1.4% during the same period in 2010. Average bank loan balances outstanding under the AWR credit facility for the nine months ended September 30, 2011 were approximately $33.4 million, as compared to an average of $31.6 million during the same period of 2010.

Interest Income

For the nine months ended September 30, 2011 and 2010, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water and Electric Services	$439	$469	$(30)	-6.4%
Contracted Services	3	511	(508)	-99.4%
AWR (parent)	58	5	53	1060.0%
Total interest income	$500	$985	$(485)	-49.2%

Interest income decreased by $485,000 for the nine months ended September 30, 2011 due primarily to $510,000 in interest income related to a Fort Bliss inventory price adjustment received in March 2010.  There was no similar interest income for the nine months ended September 30, 2011.

Other

For the nine months ended September 30, 2011, Registrant recorded other expenses of $379,000 primarily related to a loss incurred on one of Registrant’s investments and losses on investments held in a Rabbi Trust for the SERP plan.  For the same period in 2010, there was a loss of $558,000 on one of Registrant’s investments.

Income Tax Expense

For the nine months ended September 30, 2011 and 2010, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	9 Months	9 Months
	Ended	Ended	$	%
	9/30/2011	9/30/2010	CHANGE	CHANGE
Water Services	$20,566	$11,536	$9,030	78.3%
Electric Services	1,436	1,642	(206)	-12.5%
Contracted Services	3,674	4,975	(1,301)	-26.2%
AWR (parent)	(108)	152	(260)	-171.1%
Total income tax expense	$25,568	$18,305	$7,263	39.7%

For the nine months ended September 30, 2011, income tax expense for water and electric services increased to $22.0 million compared to $13.2 million for the nine months ended September 30, 2010 due primarily to an increase in pretax income.  The effective tax rate (“ETR”) for GSWC for the nine months ended September 30, 2011 was 42.9% as compared to a 46.0% ETR applicable to the nine months ended September 30, 2010.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate case- and compensation-related items) and other nondeductible permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting increase or decrease occurring in another period.

Income tax expense for contracted services decreased to $3.7 million compared to $5.0 million for the nine months ended September 30, 2010 due primarily to a decrease in pretax income.  The ETR for contracted services for the nine months ended September 30, 2011 was 38.6% as compared to a 38.5% ETR applicable to the nine months ended September 30, 2010.

Income from Discontinued Operations

On May 31, 2011, AWR completed its sale of CCWC to EPCOR Water (USA), Inc. for an initial purchase price of $34.7 million, including the assumption of approximately $5.6 million of long-term debt.  The transaction closed on May 31, 2011 and AWR received approximately $29.6 million in cash and recorded a gain on sale, net of taxes and transaction costs, of approximately $2.2 million, or $0.12 per share.

Net income from discontinued operations for the nine months ended September 30, 2011 was $3.9 million, equivalent to $0.20 per common share on a basic and fully diluted basis, compared to net income of $1.3 million or $0.07 per common share on a basic and fully diluted basis for the same period in 2010, an increase of $0.13 per share. The 2011 financial results for CCWC represent activity for the five months ended May 31, 2011. Excluding the gain of $0.12 per share, there was also a favorable decision issued by the ACC on April 7, 2011, which resulted in the recording of approximately $959,000 of pretax income consisting primarily of a $760,000 gain pertaining to the settlement proceeds for the removal of a well from operations in 2005.

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

Liquidity and Capital Resources

AWR

Registrant’s regulated business (GSWC) is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. Registrant also has access to a $100.0 million revolving credit facility that is currently utilized to support operations.  AWR may elect to increase the aggregate bank commitments by up to $40.0 million. The aggregate effective amount that may be outstanding under letters of credit under this credit facility is $20.0 million. As of September 30, 2011, an aggregate of $4.5 million in cash borrowings were included in current liabilities and $12.4 million of letters of credit were outstanding under this facility.  As of September 30, 2011, AWR had $83.1 million available to borrow under the credit facility.

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

Registrant has paid common dividends for over 75 consecutive years.  On October 25, 2011, AWR declared a regular quarterly dividend of $0.28 per Common Share. The dividend, totaling approximately $5.2 million, will be paid on December 1, 2011 to common shareholders of record at the close of business on November 10, 2011.  AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC.  AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

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

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $62.6 million for the nine months ended September 30, 2011 as compared to $37.1 million for the nine months ended September 30, 2010.  The increase of $25.5 million in cash flows from operating activities was primarily due to rate increases approved by the CPUC at all GSWC’s water regions, as well as surcharges put in place to recover previously recorded regulatory assets.  Furthermore, cash provided by operating activities increased as a result of lower tax payments, due mostly as a result of bonus-depreciation tax-law changes.  Due to these tax law changes, for the nine months ended September 30, 2011, AWR’s current tax expense was reduced by approximately $10.7 million.   The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $34.0 million for the nine months ended September 30, 2011 as compared to $57.6 million for the same period in 2010. For the first nine months of 2011, Registrant invested $63.6 million in capital expenditures as compared to $57.7 million for the same period in 2010. These expenditures were largely offset by $29.6 million in cash received from EPCOR Water (USA), Inc. in connection with the sale of CCWC, which was used to pay down short-term borrowings.

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

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the issuance of common shares, short-term and long-term debt; (ii) the repayments of long-term debt and notes payable to banks; (iii) proceeds from stock option exercises; and (iv) the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances for and contributions in aid of construction (net of refunds).   Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $27.6 million for the nine months ended September 30, 2011 as compared to cash provided of $27.7 million for the same period in 2010. In April 2011, GSWC issued $61.1 million, net of transaction costs, of 6% Notes due 2041. The proceeds of the debt issuance were used to pay down short term borrowings and redeem $22.0 million of GSWC’s 7.65% Medium —Term notes, Series B.  AWR also paid $15.3 million in dividends on Common Shares. During the nine months ended September 30, 2010, Registrant increased short-term borrowings by $39.8 million on its revolving credit facility and paid $14.5 million in dividends on its Common Shares.

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

GSWC filed a Registration Statement in December 2008 with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt securities.  As of September 30, 2011, $38 million was available for issuance under this Registration Statement.  This Registration Statement expires in December 2011.  GSWC intends to file a new Registration Statement for the sale of $100 million of debt securities prior to the expiration of its current Registration Statement.  The new Registration Statement is expected to expire in September 2014.

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

As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally-generated funds along with the short-term borrowings under AWR’s existing credit facility and the proceeds from the issuance of long-term debt and common shares will be adequate to provide sufficient working capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates. As of September 30, 2011, GSWC’s current assets exceed its current liabilities.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $59.0 million for the nine months ended September 30, 2011 as compared to $31.0 million for the same period in 2010.  As previously discussed, this increase was due primarily to higher rates in effect for all GSWC regions.  There were also surcharges in place to collect the WRAM under-collections in all of GSWC’s water regions and for the retroactive revenue related to the delayed Region II, Region III and general office rate case decision.  During the nine months ended September 30, 2011, GSWC collected approximately $16.4 million in WRAM and retroactive revenue surcharges related to the delay in receiving a final decision for the Region II, Region III and general office rate case. These increases in cash were partially offset by the increase in other regulatory assets including the WRAM which represents the revenue difference between what is billed to GSWC’s water customers and that which is authorized by the CPUC. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $61.9 million for the nine months ended September 30, 2011 as compared to $56.1 million for the same period in 2010. GSWC is expected to incur capital expenditures in 2011 of approximately $75 - $80 million primarily for upgrades to its water supply and distribution facilities as well as costs for computer software and implementation.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $3.5 million for the nine months ended September 30, 2011 as compared to $28.5 million for the same period in 2010.  As previously discussed, in April 2011, GSWC issued $61.1 million in 6% notes, net of transaction costs.  A portion of the proceeds was used to redeem $22.0 million of GSWC’s 7.65% notes. GSWC paid dividends of $15.0 million to AWR and decreased intercompany borrowings by $23.4 million during the nine months ended September 30, 2011.  During the same period in 2010, GSWC received an equity investment of $20.0 million from AWR, and increased intercompany borrowings by $22.4 million.

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

Contracted Services

The timely receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs for operating and maintaining the water and/or wastewater systems at the military bases.  In addition, higher expenses from the corporate office and ASUS headquarters allocated to the Military Utility Privatization Subsidiaries were not contemplated at the time the contracts with the U.S. government were negotiated and may be addressed in future price redeterminations. Under the terms of these contracts, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties.  In the event that ASUS is managing more assets at specific military bases than were included in the U.S. government’s Request for Proposal or if the assets are in substandard condition, ASUS is permitted to file, and has filed, Requests for Equitable Adjustment.

The timing of filings of price redeterminations may be impacted by government actions, including audits by the Defense Contract Audit Agency (“DCAA”).   In July 2011, ASUS received a Post-award Accounting System Review report which identified deficiencies in relation to government contract accounting requirements.  ASUS has responded to the report and has implemented corrective measures to address the identified deficiencies. Pending resolution of these matters and the performance of a re-audit by DCAA, which is expected to take place during the first quarter of 2012, price redetermination filings for certain of ASUS’ Military Base Privatization Utilities have been postponed.  Filings of second price redeterminations for ODUS and TUS are expected to be made in the second half of 2012.

Below is a summary of price redetermination and requests for equitable adjustment filings by subsidiaries of ASUS.

•                  FBWS — In connection with the inventory settlement with the U.S. government reached in January 2010, FBWS and the government agreed to waive the first and second price redeterminations for Fort Bliss required under the original 50-year contract. The third price redetermination is scheduled to be filed by July 1, 2012.

•                  TUS —The first price redetermination for Andrews Air Force Base was filed in December 2007.  In August 2010, the government approved an interim adjustment amounting to an 18.93% increase retroactive to February 2008. TUS has filed its proposed settlement for this redetermination, which, if approved as filed, would result in an increase in the monthly payment for operations and maintenance beyond the interim adjustment.  This price redetermination is expected to be resolved during the fourth quarter of 2011.

•                  ODUS — The first price redetermination for the two privatization contracts in Virginia were filed in 2008 and the government approved an interim increase of 16.93%. ODUS and the government have finalized negotiations on the operations and maintenance component of the Fort Lee contract.  This resulted in a fee decrease of 0.43% effective February 2008, versus the interim increase of 16.93%.  The amount of potential refund is $236,000 (all of which was reflected in deferred revenue as of September 30, 2011).  The proposed settlement of the renewal and replacement component of the Fort Lee price redetermination has been submitted to the government for review with resolution anticipated during the fourth quarter of 2011. On September 30, 2011, the government issued a unilateral settlement for the operations and maintenance and renewal and replacement components of the TRADOC first  price redetermination.  The contract for Fort Monroe terminated on September 2, 2011 due to the closure of Fort Monroe under the Base Realignment and Closure Act.  This closure had been anticipated as part of the original privatization contract for the TRADOC bases.

•                  PSUS - PSUS expects to file the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010, during the fourth quarter of 2011.  Pending resolution of this filing, an interim increase of 3.4%, retroactive to February 2010, is currently in effect.

•                  ONUS - In April 2009 and December 2010, ONUS filed requests for adjustment with the U.S. government in connection with costs associated with initial system deficiency work. The request regarding installation of new water meters is in the final stages of negotiation. The request regarding replacement of water and wastewater pipe was withdrawn and work will be completed under the original contract scope. ONUS expects to file the first price redetermination for Fort Bragg, to be effective beginning March 1, 2010, during the fourth quarter of 2011. Pending resolution of this filing, an interim increase of 3.6%, retroactive to March 2010, is currently in effect.

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

Regulatory Matters

Recent Changes in Rates

Rate increases in 2011:

In March 2011, GSWC implemented surcharges for recovery of its 2010 WRAM balances, net of MCBA and supply cost balancing accounts, of approximately $19.6 million.  In September 2011, the CPUC completed its review of the 2010 balances and approved the surcharges. The implementation of the surcharges increases GSWC’s cash flow, but does not impact earnings.

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

During the fourth quarter of 2011, GSWC will file the third year escalation increases for Regions II and Region III, and the second year increases for all ratemaking areas in Region I.  These increases will be effective January 1, 2012 and are expected to generate approximately $5 million in additional annual revenues.

Other Regulatory Matters

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2010 for a detailed discussion of other regulatory matters.

Cost of Capital Proceeding for Water Regions:

On May 2, 2011, GSWC filed its cost of capital proceeding with the CPUC.  In November 2, 2011, GSWC entered into a settlement agreement with the Division of Ratepayer Advocates (“DRA”).  If approved by the CPUC, the settlement will authorize a Return on Equity (“ROE”) of 9.99% and a rate-making capital structure for GSWC of 55% equity and 45% debt. The weighted cost of capital with updated debt cost (return on ratebase) would be at 8.64%.  When finalized, the rate of return authorized by the CPUC will be implemented into the rates  for water services.  A decision on the cost of capital filing is expected in the fourth quarter of 2011 or first quarter of 2012.

Bear Valley Electric Service:

BVES has not achieved interim target purchase levels of renewable energy resources established by the CPUC. Under the flexible compliance rules established by the CPUC for small electric utilities, BVES is required to continue its efforts to procure renewable resources each year, and where that may prove difficult because the market for such resources is very constrained, BVES is required to describe in detail the problems that warrant deferral of compliance.  The CPUC deferred BVES’ compliance for the years 2004 through 2007.  Management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier. For years subsequent to 2007, BVES has not met the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules so long as BVES continues its efforts to procure renewable resources each year and, to the extent that it is unable to meet established target purchase levels, because the market for such resources is constrained, it describes in detail the problems encountered in meeting the targets.  Accordingly, no provision for loss has been recorded in the financial statements as of September 30, 2011.

In September 2009, GSWC negotiated a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from landfill gas, which was finalized during the first quarter of 2010.  In June 2010, GSWC filed an application with the CPUC for approval.  In February 2011, GSWC was notified that the landfill gas-generated energy contract with the LACSD could potentially be terminated should LACSD determine to shut down the landfill gas generator.  GSWC informed the CPUC of the potential early termination of this contract.   The CPUC approved the originally filed contract in June 2011.  Subsequent to the CPUC approval, GSWC and LACSD negotiated a settlement to resolve the dispute between the parties regarding certain terms of the contract.  Under the terms of the settlement, GSWC agreed to waive its right to a 12 month termination notice and LACSD agreed to sell renewable energy credits (“RECs”) to GSWC.   GSWC intends to file for approval with the CPUC for the purchase of these RECs in the fourth quarter of 2011. The RECs will count as renewable energy towards BVES’ efforts to achieve interim target levels of renewable energy resources and the costs of any RECs purchased will be included in the electric supply balancing account.

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

La Serena Plant Improvement Project:

In January 2008, the CPUC approved Region I’s general rate case effective for years 2008, 2009 and 2010.  The rates authorized by the CPUC in the decision included the costs of the La Serena plant improvement project as part of the utility rate base.   Subsequent to the issued decision, the DRA  requested a rehearing on whether these costs were reasonable.  The CPUC granted a limited rehearing, which was consolidated into GSWC’s Region II, Region III, and general office rate case, in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  In November 2010, as part of GSWC’s Region II, Region III and general office rate case decision, the CPUC disallowed a portion of the La Serena plant improvement costs from utility customer rates.  The CPUC found that the disallowed portion of the costs were attributable to providing service to new development and should have been recovered from the customers in the new development.  As a result of the CPUC’s decision, GSWC recorded a charge of $2.2 million, which included the disallowance of certain capital costs for the La Serena Plant Improvement Project and the related revenues earned on those capital costs that will be refunded to customers.

In December 2010, DRA filed a motion for rehearing on this matter, contending that the CPUC erred in assigning a portion of the La Serena plant improvement costs to GSWC utility customers and requested that all of the capital costs related to La Serena to be disallowed. In July 2011, the CPUC granted DRA’s request for rehearing.  The rehearing will also address deferred rate case costs and the methodology for allocation of general office costs to GSWC’s affiliate, ASUS. At this time, management cannot predict the outcome of the rehearing or determine the estimated loss or range of loss, if any.

Bay Point Balancing Account:

In August 2009, GSWC filed an application with the CPUC requesting authorization to implement corrective measures to address water quality problems in its Bay Point water system.  These corrective measures include: (i) retiring an existing water treatment plant and purchasing water from Contra Costa Water District (“CCWD”); (ii) entering into an agreement with CCWD for a capacity right to 4.4 million gallons per day of treated water for a one-time price of $4.7 million; (iii) recovering costs associated with the purchase of additional treated water to replace purchased raw water; and (iv) amending tariffs to appropriately charge GSWC’s Bay Point customers for the cost of the asset lease agreement with CCWD.  In June 2011, the CPUC issued a resolution in this matter which approved the contract with CCWD and authorized GSWC to establish a balancing account to record and recover from customers the $4.7 million payment for use of CCWD’s treatment plant. In September 2011, the CPUC issued a decision which ordered GSWC to remove the costs of the existing water treatment facility from rate base and to establish six-year surcharges to recover the undepreciated book value of the water treatment facility of approximately $965,000 and to recover the $4.9 million capacity cost (adjusted for cost index escalation) paid to CCWD. Both balances accrue interest at a rate of 6.0%. GSWC implemented these surcharges in late September 2011.

New Tax Law:

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Acts, which may reduce revenue requirements in future rate case proceedings.   The effective date of the memorandum account established by the resolution is April 14, 2011.  More specifically, the memorandum account established by the resolution will track on a CPUC-jurisdictional, revenue requirement basis: (a) decreases in each impacted utility’s revenue requirement resulting from increases in its deferred tax reserve; and (b) other direct changes in revenue requirement resulting from taking advantage of the Tax Relief Acts. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed.  GSWC has evaluated the potential impact of this resolution and does not expect it to have a material impact on its consolidated financial statements in 2011.

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

GSWC recorded a loss contingency reserve in 2010 for this matter in anticipation of this settlement agreement.  Therefore, no further change to the reserve was required during the three and nine months ended September 30, 2011.  As a result of the settlement, management does not expect future increases in the reserve related to this specific contractor.

Finally, as part of the settlement agreement, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement is approved by the CPUC. The audits will cover GSWC’s procurement practices from 1994 forward and could result in disallowances of costs.  The cost of the audits will be borne by shareholders and GSWC may not recover these costs in rates to customers. At this time, management cannot predict the outcome of these audits or determine the estimated loss or range of loss, if any.

Environmental Matters

AWR’s subsidiaries are subject to increasingly stringent environmental regulations including the 1996 amendments to the Federal Safe Drinking Water Act; interim enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; and the long-term enhanced surface water treatment rules; the ground water treatment rule; contaminant regulation of radon and arsenic; and unregulated contaminants monitoring rule.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the third quarter of 2011.  The following table provides information about repurchases of common shares by AWR during the third quarter of 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
July 1 - 31, 2011	54,963		$34.52	—	NA
August 1 — 31, 2011	29,539		$33.14	—	NA
September 1 - 30, 2011	75,585		$33.52	—	NA
Total	160,087	(2)	$33.73	—	NA	(3)

(1)          None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)          Of this amount, 159,800 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)          None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

(a)          On October 25, 2011, the Board of Directors of AWR declared a regular quarterly dividend of $0.28 per Common Share. The dividend will be paid on December 1, 2011 to shareholders of record as of the close of business on November 10, 2011.

(b)         There have been no material changes during the third quarter of 2011 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	November 7, 2011